Form 10-Q
period 1996-09-29
CHICOS FAS INC
filed 1996-11-12
CIK 897429

                                   FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT


              For the Quarter Ended:                  Commission File Number:
                September 29, 1996                           0-21258

                               CHICO'S FAS, INC.
               (Exact name of registrant as specified in charter)


            Florida                                   59-2389435
   (State of Incorporation)               (I.R.S. Employer Identification No.)


                 11215 Metro Parkway, Fort Myers, Florida 33912
                    (Address of principal executive offices)


                                  941-277-6200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X     No
                                         ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At November 5, 1996, there were 7,882,287 shares outstanding of Common Stock, $.01 par value per share.

                               CHICO'S FAS, INC.

                                     Index



                                                                                                            Page
PART I - Financial Information

   Item 1.  Financial Statements (Unaudited):

        Condensed Balance Sheets - September 29, 1996 and December 31, 1995 . . . . . . . . . . . . . . . .   3

        Condensed Statements of Income for the Thirteen and Thirty-Nine Week Periods Ended
            September 29, 1996 and October 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

        Condensed Statements of Cash Flows for the Thirty-Nine Weeks Ended
            September 29, 1996 and October 1, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

        Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

PART II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

   Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13


                               CHICO'S FAS, INC.
                            Condensed Balance Sheets
                                  (Unaudited)

                                                                                 As of                 As of
                                                                                9/29/96               12/31/95
                                                                             ------------           ------------
                                         ASSETS
Current Assets:
   Cash and cash equivalents                                                 $   3,463,613           $   1,099,929
   Receivables, net                                                                695,508                 571,482
   Inventories                                                                   9,055,363               6,775,374
   Prepaid expenses                                                                419,643                 376,987
   Deferred taxes                                                                  982,000                 867,000
                                                                             -------------           -------------
        Total Current Assets                                                    14,616,127               9,690,772
                                                                             -------------           -------------
Land, Building and Equipment:
   Cost                                                                         20,867,841              20,067,061
   Less accumulated depreciation and amortization                               (4,501,419)             (3,847,093)
                                                                             -------------           -------------
       Land, Building and Equipment, Net                                        16,366,422              16,219,968
                                                                             -------------           -------------
Other Assets:
   Deferred taxes                                                                  516,000                 540,000
   Other assets                                                                    631,135                 558,540
                                                                             -------------           -------------
        Total Other Assets                                                       1,147,135               1,098,540
                                                                             -------------           -------------
                                                                             $  32,129,684          $  27,009,280
                                                                             =============          =============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                          $   3,439,157           $   2,035,074
   Accrued liabilities                                                           2,452,779               2,467,231
   Accrued income taxes                                                            333,748                    -
   Current portion of notes payable and lease obligations                          495,205                 652,264
                                                                             -------------           -------------
        Total Current Liabilities                                                6,720,889               5,154,569
                                                                             -------------           -------------
Noncurrent Liabilities:
   Notes and capital leases payable                                              5,200,336               3,683,099
   Credit line payable                                                               -                     722,942
   Deferred rent                                                                 1,476,970               1,489,720
                                                                             -------------           -------------
        Total Noncurrent Liabilities                                             6,677,306               5,895,761
                                                                             -------------           -------------
Stockholders' Equity:
   Common stock                                                                     78,821                  77,825
   Additional paid-in capital                                                    7,544,891               7,087,636
   Retained earnings                                                            11,107,777               8,793,489
                                                                             -------------           -------------
        Total Stockholders' Equity                                              18,731,489              15,958,950
                                                                             -------------           -------------
                                                                             $  32,129,684           $  27,009,280
                                                                             =============           =============


                                     Page 3
                             See Accompanying Notes

                               CHICO'S FAS, INC.
                         Condensed Statements of Income
                                  (Unaudited)


                                              Thirty-Nine Weeks Ended                    Thirteen Weeks Ended
                                             9/29/96             10/1/95              9/29/96             10/1/95
                                        -----------------   -----------------    -----------------    ----------------
Net Sales by Company Stores             $      46,676,048   $      43,255,773    $      14,975,845    $   14,569,307
Net Sales to Franchisees                        1,421,912           2,200,480              666,893           699,776
                                        -----------------   -----------------    -----------------    --------------
   NET SALES                                   48,097,960          45,456,253           15,642,738        15,269,083
Cost of Goods Sold                             19,742,150          19,738,706            6,088,713         6,528,042
                                        -----------------   -----------------    -----------------    --------------
   Gross Profit                                28,355,810          25,717,547            9,554,025         8,741,041

General, Administrative and Store
   Operating Expenses                          24,208,523          22,836,637            8,116,977         7,664,398
                                        -----------------   -----------------    -----------------    --------------
        Income from Operations                  4,147,287           2,880,910            1,437,048         1,076,643
Interest Expense, Net                             290,997             439,226               92,161           150,000
                                        -----------------   -----------------    -----------------    --------------
   Income Before Taxes                          3,856,290           2,441,684            1,344,887           926,643

Provision for Income Taxes                      1,542,000             976,000              538,000           351,000
                                        -----------------   -----------------    -----------------    --------------
        NET INCOME                      $       2,314,290   $       1,465,684    $         806,887    $      575,643
                                        =================   =================    =================    ==============

NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE              $            0.29   $            0.19    $            0.10    $         0.07
                                        =================   =================    =================    ==============

Weighted average common and
   common equivalent shares
   outstanding                                  8,093,786           7,894,796            8,148,704         7,875,100
                                        =================   =================    =================    ==============




                                     Page 4
                             See Accompanying Notes

                               CHICO'S FAS, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                    Thirty-Nine Weeks Ended
                                                                                   9/29/96            10/1/95
                                                                               ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                $    2,314,290     $    1,465,684
                                                                             --------------     --------------
   Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                             1,359,857          1,237,536
        Deferred taxes                                                              (91,000)            24,000
        Loss on disposal of property and equipment                                  195,046             23,260
        Decrease in deferred rent                                                   (12,750)           (29,619)
   Change in assets and liabilities:
        (Increase) decrease in receivables, net                                    (124,026)            11,761
        Increase in inventories                                                  (2,279,989)        (1,614,889)
        Increase in prepaids and other assets                                       (10,395)           (42,280)
        Increase (decrease) in accounts payable                                   1,404,083           (372,446)
        Decrease in accrued liabilities                                             (14,454)          (282,887)
        Increase in accrued income taxes                                            333,748            187,351
                                                                             --------------     --------------
            Total adjustments                                                       760,120           (858,213)
                                                                             --------------     --------------
        Net cash provided by operating activities                                 3,074,410            607,471
                                                                             --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                                  -                16,327
   Purchases of land, buildings and equipment                                    (1,573,522)          (832,972)
                                                                             --------------     --------------
        Net cash used in investing activities                                    (1,573,522)          (816,645)
                                                                             --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                           458,251              8,167
   Credit line (payments) receipts                                                 (722,942)           631,072
   Principal payments on debt                                                    (4,227,322)          (511,807)
   Borrowings under noncurrent debt                                               5,587,500               -
   Deferred finance costs                                                          (232,691)          (137,544)
                                                                             --------------     --------------
        Net cash provided by (used in) financing activities                         862,796            (10,112)
                                                                             --------------     --------------
        Net increase (decrease) in cash and cash equivalents                      2,363,684           (219,286)

CASH AND CASH EQUIVALENTS - Beginning of Period                                   1,099,929            805,979
                                                                             --------------     --------------
CASH AND CASH EQUIVALENTS - End of Period                                    $    3,463,613     $      586,693
                                                                             ==============     ==============





                                     Page 5
                             See Accompanying Notes

                               CHICO'S FAS, INC.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
                               September 29, 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of Presentation

        The accompanying unaudited condensed financial statements of Chico's FAS, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and notes thereto for the year ended December 31, 1995, included in the Company's Annual Report on Form 10-K filed on March 29, 1996. The December 31, 1995 balance sheet amounts were derived from audited financial statements included in the Company's Annual Report.

        Operating results for the thirty-nine weeks ended September 29, 1996 are not necessarily indicative of the results that may be expected for the entire fiscal year.

   Net Income Per Common and Common Equivalent Share

        Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods, adjusted to include the number of additional shares (248,125 and 118,732 for the thirty-nine weeks ended September 29, 1996 and October 1, 1995, respectively, and 267,195 and 98,125 for the thirteen weeks ended September 29, 1996 and October 1, 1995, respectively) that would have been outstanding if the stock options granted had been exercised, with the proceeds being used to buy shares from the market (i.e., the treasury stock method). Net income per common and common equivalent share represents both primary and fully diluted per share information.

2. RENEWED CREDIT FACILITIES

        In September 1996 the Company renewed its $6 million letter and line of credit facilities such that the facilities now expire in May, 1998. In addition, the letter of credit facility was increased to $4 million and the line of credit was modified to include any portion of the total $6 million facility which remains available after a reduction for any outstanding letters of credit and after taking into account further limits imposed by a borrowing base formula dependent on inventory levels. The collateral and interest rates did not change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 1, 1995.

Net Sales. Net sales by Company-owned stores for the thirteen weeks ended September 29, 1996 increased by approximately $407,000, or 2.8%, over net sales by Company-owned stores for the comparable thirteen weeks ended October 1, 1995. The increase was the result of approximately $600,000 additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of prior year sales of approximately $344,000 from six stores closed in 1995), and by a comparable Company-owned store net sales decrease of approximately $193,000.

Net sales to franchisees for the thirteen weeks ended September 29, 1996 decreased approximately $33,000, or 4.7% compared to net sales to franchisees for the thirteen weeks ended October 1, 1995. The Company believes that the decrease in net sales to franchisees was primarily caused by the Company acquiring five franchises in 1995 and one franchise closing in early 1996 accounting for approximately $21,000 of the decrease.

Gross Profit. Gross profit for the thirteen weeks ended September 29, 1996 was $9.6 million, or 61.1% of net sales, compared with $8.7 million, or 57.2% of net sales for the thirteen weeks ended October 1, 1995. The increase in the gross profit percentage primarily resulted from a revised merchandising strategy for the Company's outlet stores which resulted in significantly higher margins for these seven stores.

General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $8.1 million, or 51.9% of net sales, in the thirteen weeks ended September 29, 1996 from $7.7 million, or 50.2% of net sales, in the thirteen weeks ended October 1, 1995. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The increase in these expenses as a percentage of net sales was principally due to an increase in marketing costs. To a lesser degree, the increase resulted from current period expenses associated with a Company-wide refixturing program and from an increase in accruals for contributions to the Company's retirement plan.

Interest Expense, Net. Net interest expense decreased to approximately $92,000 in the thirteen weeks ended September 29, 1996 from approximately $150,000 in
the thirteen weeks ended October 1, 1995.   This decrease was primarily a
result of increased interest income due to improved cash flow generated from the Company's improved profitability.

Net Income. As a result of the factors discussed above, net income reflects an increase of 40.2% to approximately $807,000 in the thirteen weeks ended September 29, 1996 from net income of approximately $576,000 in the thirteen weeks ended October 1, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED SEPTEMBER 29, 1996 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 1, 1995. (CONTINUED)

Comparable Company Store Net Sales. Comparable Company store net sales decreased by 1.3% in the thirteen weeks ended September 29, 1996 when compared to the comparable period in fiscal 1995. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months (106 stores).

The Company believes that the decrease in comparable Company store net sales resulted from the introduction of the Company's fall line, including darker colors and heavier fabrics, too early in the summer transition season. The Company also believes that some of the changes that the Company implemented in merchandise design, construction, fabric and product assortment tended to focus on a less resort-wear based customer. As a result, the Company believes that it needs additional time to carry out more effective and focused marketing efforts in order to promote its new merchandise look. The Company believes this change in merchandise direction provides the Company with access to a larger customer base in the 35-55 age group.

RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 1995.

Net Sales. Net sales by Company-owned stores for the thirty-nine weeks ended September 29, 1996 increased by $3.4 million, or 7.9%, over net sales by Company-owned stores for the comparable thirty-nine weeks ended October 1, 1995. The increase was the result of approximately $968,000 in additional sales generated through a warehouse sale held at the Company's headquarters and at a temporary outlet store located in Florida that has since been closed, $1.6 million in additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of prior year sales of $1.5 million from six stores closed in 1995), and by a comparable Company-owned store net sales increase of approximately $824,000.

Net sales to franchisees for the thirty-nine weeks ended September 29, 1996 decreased approximately $779,000, or 35.4% compared to net sales to franchisees for the thirty-nine weeks ended October 1, 1995. The decrease in net sales to franchisees was principally caused by an approximate $423,000 decrease in net sales to franchisees resulting from the acquisition of five franchises by the Company during 1995 and the closing of one franchise in early 1996. Management believes the balance of the decrease in net sales to franchisees resulted in part from conservative buying positions established by the franchisees as the Company began delivering its new designs and styles in late March 1996, combined with increased returns of older merchandise in anticipation of a new, more restrictive return policy which became effective in July 1996.

Gross Profit. Gross profit for the thirty-nine weeks ended September 29, 1996 was $28.4 million, or 59.0% of net sales, compared with $25.7 million, or 56.6% of net sales for the thirty-nine weeks ended October 1, 1995. The increase in the gross profit percentage primarily resulted from improved gross margins related to the Company's new spring and summer goods, and an increase in the Company's outlet gross margins due to a change in its merchandising strategies. To a lesser degree, the increase in gross profit percentage was caused by an increase in the proportion of net sales by Company-owned stores as compared to the net sales to franchisees (which sales carry lower gross margins).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 1, 1995. (CONTINUED)

General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $24.2 million, or 50.3% of net sales, in the thirty-nine weeks ended September 29, 1996 from $22.8 million, or 50.2% of sales, in the thirty-nine weeks ended October 1, 1995. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The increase in these expenses as a percentage of net sales was principally due to increased marketing costs.

Interest Expense, Net. Net interest expense decreased to approximately $291,000 in the thirty-nine weeks ended September 29, 1996 from approximately
$439,000 in the thirty-nine weeks ended October 1, 1995.   This decrease was
primarily a result of increased interest income due to improved cash flow generated from the Company's improved profitability since the beginning of 1996.

Net Income. As a result of the factors discussed above, net income reflects an increase of 57.9% to $2.3 million in the thirty-nine weeks ended September 29, 1996 from net income of $1.5 million in the thirty-nine weeks ended October 1, 1995. The income tax provision represented an effective rate of 40.0% for both the thirty-nine weeks ended September 29, 1996 and October 1, 1995.

Comparable Company Store Net Sales. Comparable Company store net sales increased by 2.0% in the thirty-nine weeks ended September 29, 1996 when compared to the comparable period in fiscal 1995. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months (106 stores).

The Company believes that the increase in comparable Company store net sales reflects improvements in the merchandise offered by the Company, including changes in merchandise design, construction, fabric and product assortment. In addition, the Company believes the increase is also attributable to an increase in average price points and a general improvement in the women's retail apparel environment in the second quarter of 1996.

In March 1996 the Company moved to a more full price environment in its Company's front-line stores, while continuing inventory clearance via a local warehouse sale which was not included in the comparable store sales base. During 1995, inventory was still being cleared via sidewalk sales at individual Company-owned stores. Due to this change in inventory clearance strategies, the Company excluded approximately $176,000 in the first thirty-nine weeks of 1995 local store sales to more accurately portray its year-over-year sales. See the Company's Annual Report on Form 10-K and Annual Report to Stockholders for the fiscal year ended December 31, 1995 for a more detailed description of the comparable company store sales trends appearing on page 6 of the Annual Report to Stockholders, and the status of the Company's transition plan appearing on page 2 and 3 of the Company's Annual Report on Form 10-K; such portions of the Annual Report to Stockholders and Annual Report on Form 10-K are incorporated by reference into this Quarterly Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are for funding capital expenditures related to new store openings, refixturing and remodeling of existing stores and merchandise inventory purchases.

During the first thirty-nine weeks of fiscal 1996 and the first thirty-nine weeks of fiscal 1995, the Company's primary source of working capital was cash flow from operations of $3.1 million and approximately $607,000, respectively. The increase in cash flow from operations was primarily due to an increase in accounts payable in fiscal 1996 of $1.4 million principally related to large receipts of merchandise near the end of the quarter for which payment had not yet been made. This compares to a decrease in accounts payable of approximately $372,000 in fiscal 1995 due to payments of the final liabilities related to the Company's new combined corporate headquarters, distribution center and woodshop. Approximately $849,000 of the increase in cash flow was due to improved overall profitability of the Company. This increase in cash flow from operations was partially offset by an increase in inventories of $2.3 million, in the first thirty-nine weeks of fiscal 1996, as compared to an increase of $1.6 million, in the first thirty-nine weeks of fiscal 1995.

In early January 1996, the Company obtained a seven year $5.6 million mortgage facility from a lender which was in addition to the Company's then current $6 million working capital line and letter of credit facility made available by another lender. The proceeds of the mortgage facility were used in part to repay the $3.9 million balance of certain term and note facilities that had been put in place in 1994 and were used in part to provide $1.6 million of cash to serve as collateral (along with inventories and accounts receivable which serve as collateral for both the line and letter of credit facilities) for its letter of credit facility. As part of this refinancing, the collateral deposits previously provided by certain shareholders to secure the letter of credit facility were no longer required. The Company also repaid approximately $327,000 of other indebtedness in the first thirty-nine weeks of fiscal 1996. During the third quarter of 1996, the Company's $6 million credit facilities were renewed with maturity in May, 1998.

Also, during the first thirty-nine weeks of fiscal 1996, the Company repaid approximately $723,000 under its available working capital credit lines, while in the first thirty-nine weeks of fiscal 1996, the Company borrowed approximately $631,000 under its then available credit lines.

The Company has aggressively pursued a strategy during fiscal 1995, and continuing into 1996, to expand and shift its vendor base to new vendors in Hong Kong, Turkey, Guatemala, Peru, India and the U.S. This shift in vendor base has been implemented by the Company for several reasons. First, management was concerned that the quality and timeliness of deliveries from its vendor base were not measuring up to the standards required for the new line of merchandise. Second, management determined that it was important to make further efforts to reduce its reliance on a limited number of suppliers. Although the Company has achieved satisfactory results on the merchandise received thus far from these new vendors, there can be no assurance that the Company will achieve its goal of continuing to improve the quality and timeliness of deliveries. In addition, this shift to new vendors has increased the Company's needs for documentary letters of credit. As of September 29, 1996, the Company had issued and outstanding letters of credit which totaled $2.2 million. The Company has letter of credit facilities totaling $4.0 million available under the recently renewed credit facilities which now mature in May 1998. See "Item 1-Business" appearing on pages 12 through 15 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 for additional information about the impact of the shift in vendors and the business and political risks associated with these vendors' countries; such portions of the Annual Report on Form 10-K are incorporated by reference into this Quarterly Report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company invested $1.6 million, during the first thirty-nine weeks of fiscal 1996 for capital expenditures principally associated with the opening of seven new Company stores, the remodeling of eight existing Company stores and the costs of new fixtures for a Company-wide refixturing program to convert all Company stores from principally folded merchandise displays to principally hanging displays. This refixturing effort was essentially completed with capital expenditures of approximately $675,000. The Company further intends to expand its store remodeling program in 1997 to include up to 30 stores for the first six months of 1997, with a similar program for the last six months, if management believes this is appropriate at that time. The 1997 remodeling program would include replacing certain floors, installing hanging panel units and other general refurbishment as deemed necessary. The cost per store is estimated to be between $15,000 and $50,000 with an estimated 30 store cost of between $600,000 to $900,000 The Company also closed, during this period, the temporary store located in Florida which was used as an outlet and one store whose lease had expired which the Company elected not to renew.

During the first quarter of 1996, one of the Company's former officers exercised 71,540 stock options at the price of $4.08. In addition, during the first thirty-nine weeks of fiscal 1996, several other employees exercised 7,046 options at various prices ranging from $5.50 to $8.75 and the Company sold 21,037 shares at a price of $3.83 under its Employee Stock Purchase Plan. The proceeds from these issuances of stock amounted to approximately $458,000. In 1995, the proceeds from issuance of stock under its Employee Stock Purchase Plan amounted to approximately $8,000.

During the first thirty-nine weeks of fiscal 1995, the Company invested approximately $833,000 for capital expenditures associated with the opening of five new Company stores and remodeling at four stores. During this time frame, the Company also acquired the assets and franchise rights for five franchise locations in exchange for two year notes of approximately $324,000, net of receivables due to the Company. These transactions are not included in the condensed statement of cash flows since they were noncash transactions. In addition, the Company also repaid approximately $512,000 of indebtedness.

In the first quarter of fiscal 1995, the Company also received from a franchisee a thirty month note of approximately $274,000 in exchange for past due receivables to assist the franchisee through a transition period and in an effort to help support the operations of the franchisee's most recently opened franchised store. The note is current, with approximately $152,000 of principal remaining to be paid.

The Company plans to open approximately 13-14 new stores in fiscal 1996, 7 of which were open as of September 29, 1996. Previously the Company had indicated that it was considering testing the sale of folk art and other lifestyle accessories in one or more of its Company stores in 1996. The Company has decided that it will postpone this test until at least late 1997 to allow it to
concentrate on its transition and new store opening programs.   The Company
believes that the liquidity needed for its planned new store growth, remodel program and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. If cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods, the Company might need to seek other sources of financing to conduct its operations or pursue its expansion plans and there can be no assurance that such other sources of financing would be available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SEASONALITY AND INFLATION

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its sales and net income. Historically, a greater portion of the Company's sales have been realized during the period from approximately November 1 through March 31, thus impacting the first and fourth quarters. Historically, sales generated during this period have had a significant impact on the Company's results of operations. Fewer of the Company's new stores have been opened in warm-weather tourist locations and, as a result, the difference in sales and net income during the first three quarters of the fiscal year has been reduced. Moreover, performance during the first quarter of 1995 and during the first quarter of 1996 was negatively impacted by separate transitions needed to clear out the old merchandise and prepare for the arrival of new designs and styles.

Even though the Company is not as dependent on the Christmas selling season as many other retailers are, sales in the months of November and December are still expected to continue to represent, in the future, a greater portion of the Company's sales. If for any reason the Company's sales during November and December do not represent increased sales activity as compared with the remainder of the year, or if there is a decrease in availability of working capital in the months prior to November and December, the Company's profitability could be materially and adversely affected. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new stores openings, the net sales contributed by new stores, and store closings.

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the first thirty-nine weeks of fiscal 1996 and during the first thirty-nine weeks of fiscal 1995.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on June 11, 1996. There were 7,854,038 shares of Common Stock entitled to vote. The following matters were voted upon at the meeting:

(a) Board of Directors proposal to approve the reduction in the number of members of the Board of Directors from seven members to five members through the elimination of two Class II Director positions.

        Voting Results:       For the proposal:            7,081,819
                              Against the proposal:           92,912
                              Abstentions:                    18,141


(b)     Election of Director --
                                         Votes                   Votes
                                          For                   Withheld
                                         -----                  --------
Class III - Term Expiring in 1998:
            Marvin J. Gralnick         7,197,447                 65,726

The terms of office for the other directors continued after the meeting as follows: W. Keith Schilit (1997), Charles J. Kleman (1997), Helene B. Gralnick
(1998), and Verna K. Gibson (1998).

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

(c) Board of Directors proposal to ratify the appointment of Arthur Andersen LLP as independent certified public accountants.

        Voting Results:          For the proposal:            7,235,521
                                 Against the proposal:           10,630
                                 Abstentions:                    17,022


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:   10.7     First Amendment to Third Amended and Restated
                             Credit Agreement
                    10.8     Lease Termination & Settlement Agreement
                    27       Financial Data Schedule (for SEC use only)

   (b)  Reports on
          Form 8-K:          The Company did not file any reports on
                             Form 8-K during the Thirteen weeks ended
                             September 29, 1996


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     November 11, 1996                By: /s/ Marvin Gralnick
                                              -------------------------------
                                               Marvin Gralnick
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date:    November 11, 1996                 By: /s/ Charles J. Kleman
                                              --------------------------------
                                               Charles J. Kleman
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)