Form 10-K
period 1997-02-01
CHICOS FAS INC
filed 1997-04-30
CIK 897429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

         FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997
         (Also covers the transition period from January 1, 1996 through January 28, 1996 in accordance with Rule 13a-10(d)(1))

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-21258

                               CHICO'S FAS, INC.
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  FLORIDA                                      59-2389435
         --------------------------                      ---------------------
         (State or other jurisdic-                       (IRS Employer Identi-
           tion of incorporation)                            fication No.)

11215 Metro Parkway, Ft. Myers, Florida                              33912
-----------------------------------------------                 ---------------
(Address of principal executive offices)                           (Zip code)

                               (941) 277-6200
                        -------------------------------
                        (Registrant's telephone number)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------

                   Common Stock, Par Value $.01 Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               ----     ----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                Approximately $18,502,470 as of April 15, 1997 (based upon the closing sales price reported by NASDAQ/NMS and published in the Wall Street Journal on April 16, 1997)

        Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

  Common Stock, par value $.01 per share  -- 7,884,118 shares as of April 15,
1997

Documents incorporated by reference:

Part II          Annual Report to Stockholders for the Fiscal Year Ended
                 February 1, 1997.

Part III Definitive Proxy Statement for the Company's Annual Meeting of Stockholders presently scheduled for June 17, 1997.

                               CHICO'S FAS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                    for the
                          YEAR ENDED FEBRUARY 1, 1997
                                  and for the
                       FOUR WEEKS ENDED JANUARY 28, 1996


                               TABLE OF CONTENTS


PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   ITEM 1.       BUSINESS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
   ITEM 2.       PROPERTIES.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
   ITEM 3.       LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . .  20

PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23
   ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.   . . . . . . . . . . . . . .  23
   ITEM 6.       SELECTED FINANCIAL DATA.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24
   ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.   . . . . . .  27
   ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
   ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . .  27

PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
   ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT   . . . . . . . . . . . . . . . . . . . . . . . .  27
   ITEM 11.      EXECUTIVE COMPENSATION   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
   ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   . . . . . . . . . . . . . . . . . .  27
   ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS   . . . . . . . . . . . . . . . . . . . . . . . . . .  27

PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28
   ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . .  28


                                     PART I


ITEM 1.          BUSINESS.

GENERAL

        Chico's is a specialty retailer of exclusively designed, private label casual clothing and related accessories. Virtually all of the clothing offered at Chico's stores is designed by the Company's in-house staff and bears the "CHICO'S" trademark. Each Chico's store offers collections of color coordinated tops, pants, shorts, skirts, jumpsuits, dresses, vests, jackets, outerwear, socks and accessories, including leather and fabric belts, scarves, earrings, necklaces and bracelets. Emphasizing casual comfort, Chico's clothing is principally natural fabrics (including 100% cotton, rayon, linen and silk), loose fitting and designed for easy care. Chico's believes that its target customers include women of all ages who seek style and attitude in their casual clothing, with a particular focus on 30 to 55 year old women with moderate and higher income levels.

        The Company has sought to employ several innovative approaches to retailing, including: offering Chico's exclusively designed private label clothing at moderate prices; continually introducing new merchandise and designs which complement other Chico's merchandise that its customers may have in their existing wardrobes; using a boutique store design and personalized service and customer assistance to enhance the shopping experience; following a limited markdown pricing philosophy in front-line Chico's stores; and utilizing Chico's Outlets and periodic warehouse sales at or near the Company's distribution center in Ft. Myers as inventory clearance vehicles to help maintain the integrity of the Company's pricing strategy. However, during the past few years, the Company has experienced some difficulty in continuing to implement these retailing approaches. Because of increased levels of promotional pricing being offered by other women's clothing retailers and a difficult retail environment for women's clothing, the Company's price points tended to be considered above the moderate level and the Company found it necessary to significantly increase the number and level of markdowns at its front-line stores. The Company is currently in the process of refocusing its efforts on a merchandising direction more like the approach taken by the Company in the early 1990's, with certain modifications designed to address perceived changes in the desires of its target customer. Although current management believes these refocusing efforts will take the Company in the right direction, there can be no assurance that these refocusing efforts will be successful or, if successful, that customers will respond favorably to these changes or how long it will be before any success in this connection is reflected in the Company's financial performance.

        Since the beginning of 1994, several significant changes have occurred with respect to the senior management of the Company. In November 1994, the Company's Board of Directors accepted the resignation of Jeffrey J. Zwick, the then President and Chief Executive Officer. At the same time, Barry Szumlanski assumed the position of interim President on a short term basis and Marvin J. Gralnick and Helene B. Gralnick, the founders of the Company, returned to the Company to head up and help revitalize merchandise design, marketing and image for the Company. In February 1995, Barry Szumlanski and his wife, Michal Szumlanski, Senior Vice President, announced their retirements from the day-to-day operations of the Company, while continuing on as consulting employees and Mr. Gralnick assumed the role of Chief Executive Officer and took over the position of interim President from Mr. Szumlanski. In July 1995, the Company hired Melissa Payner as a Senior Vice President and its General Merchandise Manager. In October 1995, Ms. Payner was promoted to Executive Vice President/General Merchandise Manager and in August 1996 she was promoted to the position of President. In March 1997, the Company and Ms. Payner signed a separation agreement and in connection therewith Ms. Payner resigned her position as President. Mr. Gralnick reassumed the President's position, while also continuing as the Chief Executive Officer. In December 1996, Charles J.

Kleman, the Company's Chief Financial Officer was promoted to Executive Vice President-Finance while retaining his title as Chief Financial Officer. In connection with the reallocation of responsibilities following Ms. Payner's departure, Mr. Kleman also took on the additional responsibility of overseeing merchandise buying, planning and related areas until the Company hires a senior merchandise manager.

        As of April 15, 1997, the Company's retail store system consisted of 136 stores (averaging approximately 1,300 net selling square feet each), of which 129 are front-line "Chico's" stores and 7 are "Chico's Outlet" stores.
Of this total, 27 stores are located in Florida, 17 stores are located in California and the remaining 92 stores are located in 31 other states and the District of Columbia. Franchisees own and operate 9 of the 136 Chico's stores. Chico's intends to continue locating its front-line Company-owned stores primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in or near mid-to-larger sized markets. The Company opened 13 new front-line Company-owned stores for the period from January 1, 1996 through February 1, 1997, (while during the same period acquiring one of its franchised stores and closing two Company-owned stores). The Company plans to open 8 to 12 new Company-owned stores in fiscal 1998 but also expects to close between 5 and 8 existing stores.

BUSINESS STRATEGIES

        IMPLEMENTATION OF A REVISED MERCHANDISING PLAN.   The Company has
recently developed and is in the process of implementing a new merchandising plan which addresses operations over the near term as well as a longer term structure keyed to the ultimate identification of the appropriate senior manager for merchandising. The revised plan addresses each of the following areas of responsibility: the product development, sourcing/production and quality control activities; and the buying, planning and inventory management activities.

        Under the revised plan, Marvin Gralnick and Helene Gralnick are responsible for overall design and product concept and for supervision of and coordination with Karen Glass, who has been designated to serve as director of product development. The director of product development will manage product concept and design, including development of styles, sizing and samples, and will have primary responsibility for product sourcing, production and quality control. Charles Kleman, the Executive Vice President-Finance, has been given the additional responsibility, on an interim basis, to oversee and direct the
coordination of the buying and planning activities.   In an attempt to more
effectively utilize its existing buying and planning staff, the Company has established more specific and distinct responsibilities for the members of the buying and planning team along with procedures designed to improve communications and coordination among the members of the entire merchandising team. The Company believes that this structure and these procedures should enable effective operation of the merchandising function at least over the short term. In the meantime, the Company will be carefully evaluating its longer term needs for senior management in the merchandising area. Although the Company anticipates that these evaluations will result in a decision ultimately to add senior management personnel in the merchandising area, the Company does not expect to begin any search until it is able to fine tune its merchandising operations and thus more clearly identify the specific needs.

        DISTINCTIVE IN-HOUSE DESIGNED CASUAL CLOTHING AND COORDINATED ACCESSORIES. The most important element of the Company's business strategies is the distinctive private label casual clothing and complementary accessories offered for sale at Chico's stores. Emphasizing casual comfort, Chico's clothing is principally natural fabrics (including 100% cotton, rayon, linen
and silk), loose fitting and designed for easy care.   Accessories, such as
leather and fabric belts and jewelry, including earrings, necklaces and bracelets, are specifically purchased and designed to coordinate with the colors and patterns of Chico's clothing, enabling customers to easily enhance and individualize their wardrobe selections.

        Virtually all of the clothing offered by Chico's is designed in-house, and the Company controls most aspects of the design process, including choices of pattern, construction, fabric, treatment and color. A majority of the accessory designs also are developed in-house or are modified at Chico's request by the manufacturer to complement specific items of clothing or support a look that is distinctively Chico's.

        Chico's private label clothing is designed through the coordinated efforts of the Company's planning and design departments. Style, pattern, color and fabric for individual items of the Company's private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to Chico's target customer.

        The Company's design team develops these in-house designs and design modifications. By designing in-house and then contracting directly with manufacturers and providing some on-site quality control, the Company has been able to realize higher average gross profit margins than the industry while at the same time providing value to its customers.

        The distinctive nature of Chico's clothing is carried through in its sizing. In early 1992, Chico's modified its approach to sizing from principally a one-size-fits-all approach to one incorporating international type sizing, utilizing sizes 0 (petite), 1 (small), 2 (medium) and 3 (large), while retaining one-size-fits-all sizing for some items. Because of the casual loose-fitting nature of Chico's clothing, this sizing also allows Chico's to offer a wide selection of clothing without having to invest in a large number of different sizes within a single style.

        CERTAIN BUILDING BLOCKS OF THE COMPANY'S MERCHANDISING STRATEGY. In addition to the structural changes in the oversight of the merchandising function as described above, the Company continues to follow certain important elements of the merchandising strategy that it has sought to follow since the early 1990's. These important elements include the Company's focus on its target customer, the continual introduction of new merchandise, pricing policies, store design and merchandise presentation and quality assurance programs.

                 Focus on the Target Customer. Based upon informally gathered information from customers, sales associates and store managers, the Company seeks to anticipate and respond to the perceived needs and preferences of its target customer. Chico's target customers are believed to include women of all ages who seek style and attitude in distinctive, casual clothing which represents good value, with a particular focus on 30 to 55 year old women in the moderate and higher income levels. Certain recent changes in design direction varied from the preferences of those women who historically shopped at Chico's. The new merchandising plan intends to again focus on the Company's historical target customer.

                 Continual Introduction of New Merchandise. The Company seeks to continually introduce new merchandise and designs to its stores.
        The Company is continuing its efforts to reactivate the design philosophy for new merchandise whereby merchandise is evolutionary, rather than revolutionary. Although Chico's experienced some design and outfit coordination problems over the past few years which has resulted in a build up in inventory that was not received well at the front-line stores, Chico's intends to give greater focus in fiscal 1998 on trying to make certain that new merchandise items will generally complement the colors and styles of other previously offered Chico's merchandise. This approach is designed to allow Chico's customers to supplement the wardrobe purchases made today with the new merchandise that will arrive in Chico's stores in the future. The Company believes its target customer prefers this continuity in Chico's styles to frequent changes in style and design.

                 As part of the Company's strategy to continually introduce new merchandise, Chico's seeks to provide only a limited supply of each item of merchandise to each store and in most cases seeks to restock its stores with new styles and designs instead of providing additional pieces of existing styles and designs. This merchandising strategy is intended to foster a sense of urgency for Chico's customers by creating a limited period of time to buy new styles and designs. Slower selling items and the remaining pieces of better selling items still in a store when new merchandise arrives are usually removed from Chico's front-line stores and sent to its outlet stores or returned to the Company's distribution center to be held for replenishment at outlet stores.

                 Pricing Policies. The Company's strategy is to offer its exclusively designed private label clothing and complementary accessories at moderate prices that are believed to be generally competitive with the prices charged for similar quality goods by other specialty apparel retailers and by better department stores. For example, tops, pants and jackets are offered at retail price points generally ranging from $14 to $88 per item and accessories are offered at retail price points generally ranging from $5 to $55 per item.

                 Historically, the Company's philosophy was generally to avoid storewide price markdowns at its front-line stores and believes that in the past it utilized price markdowns and special promotions to a lesser degree than have its principal competitors. As a result of increased levels of promotional pricing by other women's clothing retailers, an overall difficult retail women's apparel market and less favorable customer response to Chico's styles and designs over the past few years, the Company had found it necessary to significantly increase the number and level of markdowns at its front line stores. In the future, the Company will seek to return to utilizing fewer markdowns at its front line stores than other retailers because it believes this approach helps maintain more consistent prices for Chico's clothing and accessories and helps establish a level of customer trust in Chico's prices. At the same time, competitive pressures in the marketplace can be expected to require the Company to employ markdowns at its front line stores to a somewhat greater extent than had been the case historically but still on a basis that is more limited than other retailers. The Company expects to continue to complement its pricing policies with its strategy to continually replace merchandise at its front-line stores and to transfer older merchandise to its outlet stores or the Company's distribution center. Also, because of the Company's build up in its inventory, the Company anticipates that a significant portion of the inventory in its warehouse will need to be sold at substantial markdowns from the original retail, in some cases below the Company's cost.

                 Store Design and Merchandise Presentation. Chico's historical store design, interior layout and merchandise presentation tended to complement Chico's private label casual clothing and personalized service, helping to create a "boutique" atmosphere with an open and comfortable ambiance. Although some stores were changed over the past two years to present a cleaner look designed to make shopping at Chico's easier, both the older style Chico's stores and the newer style store generally utilize hardwood floors, simple wooden display modules, flat wooden whole body mannequins, wooden hanging racks and wooden display cases, checkout counters and dressing rooms. The Company is refocusing its store redesign program by sprucing up its stores but trying to retain more of the historical layout and atmosphere. Most store fixtures are manufactured by the Company in its own woodshop in Ft. Myers.

                 To encourage sales of multiple wardrobe items, Chico's stores also use "color areas," which present coordinated colors or seasonal themes in different areas of the store. Rather than displaying clothing by type (for example, tops with tops, pants with pants, etc.), merchandise is grouped by color coordinated items of clothing and accessories. Such a grouping typically includes several different coordinated tops, pants, shorts or other items of clothing as well as accessories such as belts, earrings and necklaces that could be used to create several different ensembles and looks. Sales associates are trained to assist customers in creating such ensembles. Management believes the color coordinated grouping of merchandise strengthens the style image of the merchandise and enhances the likelihood for multiple item purchases. Accessories accounted for approximately 11% of the Company's net sales in fiscal 1997, which is less than it has been historically. Efforts are being made through better coordination of accessories with clothing to improve the volume of accessory sales in fiscal 1998.

                 Quality Assurance. Currently, virtually all of the clothing offered for sale at Chico's stores is manufactured abroad. Historically, a majority of the clothing had been manufactured in Turkey and the Company maintained a permanent office in Istanbul, Turkey to help provide on-site quality control over much of the Company's merchandise. During 1994 and 1995, management dramatically reduced the Company's dependence on Turkish made goods and therefore closed its office in Istanbul. The Company now has diversified its manufacturing sources to a number of different countries and has found it necessary to readdress quality control. Initially, there were challenges in the area of quality control but the Company has now developed a more focused system for inspection of clothing upon receipt in this country and has had some greater experience with vendors so as to be able to identify those who provide the level of quality Chico's demands. Also, Chico's has been more careful to utilize each vendor to manufacture the merchandise that the vendor has the most experience making. In 1996, the Company expanded the use of vendors in the far east but has found that the distance has presented significant challenges. The Company intends to narrow down the number of vendors it uses and to focus more on vendors in Mexico and Central America.

        PERSONALIZED SERVICE AND CUSTOMER ASSISTANCE. The Company considers personalized customer service one of the most important factors in determining its success. Historically, Chico's stores had maintained a reputation for personal attention to the customer's needs. Comments received from customers and our sales associates tend to indicate that Chico's should refocus on efforts designed to maintain this reputation. The Company intends through training efforts to make certain that Chico's sales associates offer assistance and advice on various aspects of their customers' fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits and suggestions on different ways in which to wear the Chico's clothing and accessories. As part of its strategy to reinforce the casual aspects of Chico's clothing, Chico's sales associates are to be trained to demonstrate to customers creative ways to wear Chico's clothing, such as by rolling up sleeves and pant legs and belting tops so that alterations may not be needed. Dressing rooms are not equipped with mirrors, encouraging customers to come out of the dressing rooms in Chico's clothes so that store personnel can provide such assistance. The Company has not found it necessary to offer alteration services.

        Chico's sales associates are encouraged to know their regular customers' preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. The Company strongly encourages its sales associates to wear Chico's clothing and accessories at its stores at all times and offers very substantial employee discounts. To better serve the Chico's customer, sales associates become familiar with new styles and designs of clothing and accessories by trying on new merchandise.

        Chico's employees are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico's store.

        Chico's frequent buyer program, known as the "Passport Club" has been designed to encourage repeat sales and customer loyalty. Features include discounts, special promotions, invitations to private sales and personalized phone calls regarding new merchandise. In 1994, the Company decided to limit the number of new members and to evaluate ways to restructure the program. The Company is continuing to work in this direction. As of April 15, 1997, approximately 39,000 Chico's customers were enrolled in the Passport Club. Management intends to continue the reevaluation of this personalized program.

        HIGH-ENERGY, LOYAL EMPLOYEES. The Company believes that the dedication, high-energy level and experience of the members of its senior management team, support staff and store employees are key to its continued growth and success and help to encourage personalized attention to the needs of Chico's customers.

        In selecting its employees at all levels of responsibility, Chico's looks for quality individuals with high-energy levels who project a positive outlook. The Company has found that such persons perform most effectively for the Company and contribute to a fun and exciting shopping experience for Chico's customers.

        Sales associates are compensated with a base hourly wage but also have opportunities to earn substantial incentive compensation based on their individual sales. For the most part, these incentives are based upon the dollar amount of sales to individual customers, thereby encouraging sales of multiple items. In addition, the Company periodically sponsors sales-based contests for its Company-owned stores. Store managers receive base salaries and are eligible to earn various incentive bonuses tied to individual sales and storewide sales performance. Regional and district managers also have the opportunity to earn incentive compensation based upon the sales performance of stores in their regions or districts.

        The Company offers its employees other recognition programs and the opportunity to participate in its stock option and stock purchase programs. Management believes that all these programs and policies offer Chico's sales associates and other employees opportunities to earn total compensation at levels generally above the average in the retail industry for comparable positions.

        Increases in the number of Chico's Company-owned stores and Chico's emphasis where possible on a "promote from within" philosophy provide opportunities for qualified employees to advance to higher positions in the Company.

        ADDITIONAL COMPANY-OWNED STORES. Management believes that the ability to open additional Company-owned Chico's stores will be a factor in any future success of the Company. However, in an effort to focus on the difficulties experienced by the Company in 1994, the Company decided to reduce substantially its 1995 store opening program. In fiscal 1994, the Company opened 26 new Company-owned Chico's stores. The Company originally planned to open 28 to 32 new Company-owned stores in fiscal 1995. As a result of the change in focus, the Company opened only seven new stores in fiscal 1995 while during the same
period closing six stores.   In 1996, the Company began a ramp up to open
additional stores at a faster pace, opening 13 new stores while during the same period acquiring one store from a franchisee but closing two stores. As Chico's again focuses on some of the merchandising challenges it faces, Chico's will again slow the pace of new store openings somewhat, with the expectation to open between eight and twelve new stores in fiscal 1998 while closing between five and eight stores. As of April 15, 1997, the Company has opened 3 of the new stores planned to be opened in fiscal 1998 and has signed leases for 5 new Chico's store locations. The Company also is currently engaged in negotiations for the leasing of additional sites.

        In general the Company intends to locate its new stores predominantly outside of Florida. In deciding whether to open a new store, the Company undertakes an extensive analysis which includes the following: identifying an appropriate geographic market; satisfying certain local demographic requirements; evaluating the location of the shopping area or mall and the site within the shopping area or mall; assessing proposed lease terms; and evaluating the sales volume necessary to achieve certain profitability criteria. Once the Company takes occupancy, it usually takes from three to five weeks to open a store. After opening, Chico's front-line stores have typically generated positive cash flow within the first year of operation (after allocation of a portion of home office administrative expense based on sales and after recovery of the Company's out-of-pocket cash expenses in opening the new store). However, there can be no assurance that new Chico's stores will achieve operating results similar to those achieved in the past.

        The Company plans to grow by opening additional Company-owned stores and the Company does not currently intend to increase the number of franchisees. The Company intends to continue providing full support for its franchise network and anticipates that some of its existing franchisees may be able to meet the Company's criteria for opening additional stores in their respective limited territories. During fiscal 1997, the Company repurchased one of its franchise stores.

STORE LOCATIONS

        Chico's stores are situated, for the most part, either in tourist areas or in or near mid-to-larger sized markets. The Company's front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls, which offer high traffic of Chico's target customers. The Company seeks to locate the Company-owned front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more better department stores as anchor tenants. Chico's Outlet stores are located in outlet centers.

        Chico's Company-owned, front-line stores average approximately 1,250 net selling square feet, while the Company-owned outlet stores average approximately 1,735 net selling square feet. However, in locations where the Company has a desire to establish a store but where the optimum store size is unavailable, the Company often will lease a front-line store with as few as 900 net selling square feet or as many as 2,000 net selling square feet. If the volume of business at one of these smaller stores is sufficient, and there is no ability to expand the existing store, the Company may choose to open additional stores nearby, operating two or three Chico's stores in the same general shopping area.

        At April 15, 1997, there were 136 Chico's stores, of which 120 were Company-owned front-line Chico's stores, 9 were franchised Chico's stores and 7 were Chico's Outlet stores. Chico's stores are located in the following jurisdictions:

                                       COMPANY-            COMPANY-
                                     OWNED CHICO'S       OWNED OUTLET         FRANCHISED
 STATE                                   STORES             STORES          CHICO'S STORES     TOTAL STORES
 -----                               -------------       ------------       --------------     ------------
 Florida . . . . . . . . . . .            24                   2                   1               27

 California  . . . . . . . . .            16                   1                  --               17

 Texas . . . . . . . . . . . .             8                  --                  --                8

 Illinois  . . . . . . . . . .             5                   1                  --                6

 New Jersey  . . . . . . . . .             6                  --                  --                6

 Ohio  . . . . . . . . . . . .             5                  --                  --                5

 Pennsylvania  . . . . . . . .             5                  --                  --                5

 Colorado  . . . . . . . . . .             3                   1                  --                4

 Massachusetts . . . . . . . .             4                  --                  --                4

 Minnesota . . . . . . . . . .            --                  --                   4                4

 New York  . . . . . . . . . .             4                  --                  --                4

 Tennessee . . . . . . . . . .             3                   1                  --                4

 Michigan  . . . . . . . . . .             2                  --                   1                3

 New Mexico  . . . . . . . . .             3                  --                  --                3

 South Carolina  . . . . . . .             3                  --                  --                3

 Virginia  . . . . . . . . . .             3                  --                  --                3

 Connecticut . . . . . . . . .             3                  --                  --                3

 District of Columbia  . . . .             2                  --                  --                2

 Georgia . . . . . . . . . . .             2                  --                  --                2

 Indiana . . . . . . . . . . .             1                  --                   1                2

 Kansas  . . . . . . . . . . .             2                  --                  --                2

 Louisiana . . . . . . . . . .             2                  --                  --                2

 Maryland  . . . . . . . . . .             2                  --                  --                2

 Missouri  . . . . . . . . . .             2                  --                  --                2

 North Carolina  . . . . . . .             2                  --                  --                2

 Rhode Island  . . . . . . . .             2                  --                  --                2

 Washington  . . . . . . . . .            --                  --                   2                2

 Alabama . . . . . . . . . . .            --                   1                  --                1

 Arizona . . . . . . . . . . .             1                  --                  --                1

 Kentucky  . . . . . . . . . .             1                  --                  --                1

 Nebraska  . . . . . . . . . .             1                  --                  --                1

 Nevada  . . . . . . . . . . .             1                  --                  --                1

 Vermont . . . . . . . . . . .             1                  --                  --                1

 Wyoming . . . . . . . . . . .             1                  --                  --                1
                                   ---------           ---------          ----------          -------
          Total  . . . . . . .           120                   7                   9              136
                                   =========           =========          ==========           ======

        In a typical new front-line Chico's store, the Company's cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $80,000 to $200,000 (after taking into account any landlord construction allowances and other concessions).

        Chico's utilizes teams of employees experienced in new store openings who are able to do final build-out and set up store interiors rapidly, including, where necessary, the flooring, furniture, fixturing, equipment and initial inventory displays. The use of in-house crews and the fact that Chico's manufactures most of the wood fixtures, display modules, mannequins and other interior furnishings allows the Company to open a new store generally within three to five weeks after taking occupancy. Management believes that, as a result, the Company opens its new stores more rapidly and at less cost than can many of its competitors. In an attempt to further streamline the process, in fiscal 1994 the Company set up an arrangement whereby the final design and initial build-out of the space is handled by third party architectural and contracting firms, with offices or affiliates throughout the country. Under such an arrangement, Chico's in-house crews are still responsible for the final stages of the build-out and for setting up the store interiors.

        The following table sets forth information concerning changes in the number of Chico's Company-owned and franchise stores during the past five fiscal years:

                                                                                                  FEBRUARY 1,
 NUMBER OF COMPANY-OWNED STORES                  1992         1993         1994        1995         1997 **
                                                 ----         ----         ----        ----         ----

         Stores at beginning of year . . .        43           57           78         104           111

           Opened* . . . . . . . . . . . .        13           21           26           8            13

           Acquired from franchisees . . .         2           --           --           5             1

           Closed  . . . . . . . . . . . .        (1)          --           --          (6)           (2)
                                               -----         ----          ---       -----          ----

         Stores at end of period . . . . .        57           78          104         111           123
                                               -----        -----        -----       -----          ----

 NUMBER OF FRANCHISE STORES

         Stores at beginning of year . . .        19           18           16          17            12

           Opened* . . . . . . . . . . . .         1           --            1          --            --

           Sold to the Company . . . . . .        (2)          --           --          (5)           (1)

           Closed  . . . . . . . . . . . .        --           (2)          --          --            (1)
                                                ----        -----         ----        ----          ----
         Stores at end of period . . . . .        18           16           17          12            10
                                               -----        -----        -----       -----         -----

 NUMBER OF TOTAL STORES  . . . . . . . . .        75           94          121         123           133
                                               =====        =====        =====       =====         =====


* Does not include stores that opened as relocations of previously existing stores within the same general market area (approximately five miles) or substantial renovations of stores.

** Numbers of stores relate to a 13 month period which runs from January 1, 1996 through February 1, 1997.

OUTLET STORES

        The Company currently operates seven outlet stores under the name "Chico's Outlet." Chico's Outlet stores carry slower selling items removed from front-line stores, remaining pieces of better selling items replaced by new shipments of merchandise to front-line stores, returns of merchandise accepted from franchise stores under the Company's franchisee return policy and seconds of the Company's merchandise. Chico's Outlet stores act as a vehicle for marking down the prices on such merchandise while continuing to allow Chico's front-line stores to limit markdowns. Prices at Chico's Outlet stores generally range from 30% to 70% below regular retail prices at Chico's front-line stores. Although service is also important at Chico's Outlet stores, there is somewhat less emphasis in the outlet stores on personalized customer service. Sales from the Company's outlet stores represented approximately 9.2% of the Company's net sales by Company-owned stores during fiscal 1997. Chico's Outlet stores have not been intended to be profit centers.

        Chico's Outlet stores are generally larger than front-line stores, averaging approximately 1,735 net selling square feet. With the decrease in new store openings in 1995 and 1996, the Company did not open any new outlet stores in fiscal 1997 and does not anticipate opening more than one outlet store during the 1998 fiscal year. The Company is reevaluating the extent to which it should continue to rely on an increase in the number of outlet stores as the basis for clearing out excess merchandise. During fiscal 1997, the Company experimented with clearance sales at and near the Company's warehouse in Ft. Myers. These clearance sales had mixed results and generated collectively over $990,000 in total sales. Because of the mixed results of the special clearance sales, the Company is exploring various options for clearing such merchandise in the future, including similar warehouse sales and strategic bulk sales to liquidators rather than opening additional outlet stores at the same pace as in the past.

FRANCHISE STORES

        Currently, there are 9 franchised Chico's stores (the Company repurchased one store after the end of fiscal 1997) operated by five owners, none of whom is affiliated with the Company. Each franchisee paid an initial franchise fee of between $5,000 and $75,000 per store and is not required to pay any continuing monthly royalty. Each franchisee has been provided an exclusive license at a specified location to operate a Chico's store and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of Chico's merchandise. The term of the franchise is generally ten years, renewable for additional ten year periods if certain conditions pertaining to the renewal are met (including the payment of a renewal fee). Franchisees are required to operate their Chico's stores in compliance with the Company's methods, standards and specifications regarding such matters as store design, fixturing and furnishings, decor and signage, merchandise type and presentation, and customer service. The franchisee has full discretion to determine the prices to be charged to customers generally by changing or replacing any pre-ticketed price tags. Franchisees are required to purchase all Chico's brand clothing from Chico's and all accessories from Chico's or from suppliers approved by the Company. Most of the merchandise offered by Chico's franchisees at their stores is purchased from the Company at prices averaging between 50% and 57% of suggested retail prices. In certain situations, franchise stores may carry other brands of clothing or accessories if such merchandise is approved by the Company. In such cases, franchisees may be required to pay to the Company a monthly royalty equal to 5% of gross sales of any approved merchandise not purchased from Chico's. In fiscal 1997, the Company's net sales to franchisees was approximately $1.8 million, or 2.7% of total net sales.

        Some franchisees have entered into franchise territory development agreements with the Company, which grant to the franchisee the right to develop and own a specified number of Chico's stores within a specified period of time or which preclude the Company from opening Company or franchised stores without first giving the respective franchisees the right to open the proposed Chico's store within the respective limited territories granted to such franchisees. As of April 15, 1997, the franchisee holding franchise rights in Minnesota had the right to open additional Chico's stores, and two other franchisees had the right to preclude the Company from opening a Company or franchised store in the respective territory without first giving the respective franchisee the right to open the store. With respect to the franchise rights granted in Minnesota, the Company granted an exclusive right to develop Chico's stores and subfranchise within the state of Minnesota. Certain of these franchisees, including the Minnesota franchisee, may technically have the ability to open an unlimited number of additional stores within their respective limited territories. However, the Company believes that economic, logistic and other practical considerations effectively limit the number of additional stores that these franchisees may open in the future. The Company does not believe that these territory and right of first refusal rights will significantly limit the Company's ability to expand.

        The Company intends to continue supporting its existing franchise network. However, the Company does not intend at this time to pursue any new franchises or to enter into any additional franchise territory development agreements. In the past, the Company has acquired certain franchise stores that have been offered for sale to the Company. During fiscal 1997 and thus far in fiscal 1998, the Company repurchased two of its franchise stores and will consider additional purchases of franchise stores that may be offered to the Company from time to time in the future. In addition, the Company may terminate franchises where performance or circumstances so justify. Management expects that Chico's franchise stores will play an increasingly less important role in the Company's future sales and profitability.

STORE OPERATIONS

        Chico's stores typically employ a manager, two assistant managers, one to five sales associates who are either full time or part-time employees. During the peak selling seasons, stores generally hire additional sales associates.

        Store managers take an active part in selling at the stores and are expected to be on the sales floor at all times during business hours. Purchasing, merchandising, advertising, accounting, cash management and other store support functions are handled by the Company's corporate headquarters. The Company attempts to keep administrative tasks for the store managers to a minimum, thereby allowing the store managers more time to focus on store sales, personalized customer service and in-store and local community merchandising strategies including outreach programs.

        Chico's recognizes that over the past few years the Company has not spent an appropriate amount of time focusing on formalized training activities. This is one of several important areas that will need attention as the Company's refocuses its efforts and seeks to return to stronger profitability. The Company is actively working on establishing a more formalized training program that focuses attention on its sales associates.

        The Company currently supervises store operations through its Director of Stores, a National Sales Manager and District Sales Managers. As of April 15, 1997, the Company had a National Sales Manager and 13 District Sales Managers. The National Sales Manager provides assistance to the Director of Stores in supervision of the District Sales Managers. Each District Sales Manager supervises multiple store locations and currently reports to the Director of Stores. District Sales Managers have primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, training and expense-control programs established by the home office. Management is continually reviewing its supervisory structure with the intent of improving the performance of individual stores and store managers.

MANAGEMENT INFORMATION SYSTEMS

        The Company's current management information systems are based on an IBM AS400 (Model 510) located at the home office in Ft. Myers, which provides a full range of retail, financial and merchandising information systems, including purchasing, inventory distribution and control, sales reporting, accounts payable, warehousing and merchandise management.

        All Chico's stores utilize point of sale cash register computers, which are polled nightly to collect store-level sales data and inventory receipt and transfer information for each item of merchandise, including information by item, style, color and size. Management evaluates this information, together with its weekly reports on merchandise shipments to the stores, to analyze profitability, formulate and implement company-wide merchandise pricing decisions, assist management in the scheduling and compensation of employees (including the determination of incentives earned) and, most importantly, to implement merchandising decisions regarding needs for additional merchandise, allocation of merchandise, future design and manufacturing needs and movement of merchandise from front-line stores to Chico's Outlet stores.

        In 1995, the Company converted to a new back-office software system for all of its operations including the implementation of new merchandise planning and control modules. The Company also upgraded its computer hardware in fiscal 1997 by moving to the new RISC architecture and implementing bar code scanning into its cash registers at the stores.

        The Company is committed to ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments.

MERCHANDISE DISTRIBUTION SYSTEM

        New merchandise is generally received several times per month at the Company's distribution center in Ft. Myers, Florida. Most of the merchandise arrives in this country via air or sea at Miami, Florida, and is transported via truck to Ft. Myers. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture. In fiscal 1997, the Company found it necessary to rely more heavily on air shipments in order to keep its stores supplied with merchandise, thus impacting the cost of obtaining merchandise and the gross profit margins. As the Company addresses is merchandising challenges and works towards implementing stronger lines of communication and controls, it is likely that air shipments may still need to be relied upon over the next several months. However, the plan is to improve the Company's scheduling and distribution systems so as to reduce the Company's need to rely on air transportation to obtain merchandise.

        The Company's distribution center is highly automated, thus generally permitting turnaround time between distribution center receipt of merchandise and arrival at Chico's stores to average approximately 24 to 48 hours for its Florida stores and two days to a week for its other stores. In an attempt to ensure a steady flow of new merchandise, the Company ships merchandise continuously to its stores. The Company uses common carriers, such as United Parcel Service, for most shipments to its stores.

        The capacity of the Company's distribution center should be sufficient, in the opinion of management, to service the Company's needs for at least five years of future growth.

MERCHANDISE DESIGN, PURCHASING AND SOURCES OF SUPPLY

        The Company's private label clothing is developed through the coordinated efforts of the Company's planning and design/development departments. Style, pattern, color and fabric for individual items of the Company's private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to Chico's target customer. The Company's design/development department is headed up by Marvin and Helene Gralnick, the Company's founders. Recently, Charlie Kleman, the Company's Chief Financial Officer, has taken on the added responsibility, on an interim basis, of overseeing and coordinating the buying, planning and distribution of merchandise.

        The product development and production teams create the Company's in-house designs and design modifications. In addition to selecting distinctive patterns and colors, the Company's product development team is particularly attentive to the design and specification of clothing style, construction, trim and fabric treatment. The Company believes this attention to design detail assists in distinguishing Chico's clothing and strengthening the customer's perception of quality and value.

        Although the Company develops merchandise for specific seasons, the design and development efforts are a constant process which result in the continual introduction of new merchandise in the Company's front-line stores. This continual process supports the Company's merchandising and inventory strategy, and serves to reduce somewhat the Company's exposure to fashion risk.

        The Company has historically purchased most of its clothing and accessories from companies that manufacture such merchandise in foreign countries. The Company does business with all of its foreign vendors and importers in United States currency, generally on open account with its more established vendors and initially through letters of credit with newer vendors. Clothing manufacturers utilize the designs and specifications provided by the Company. The Company generally does not purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers.

        Currently, the Company contracts with approximately 40 to 50 different vendors. Over the past several years, there has been a significant shift of vendors from vendors in Turkey (who in fiscal 1993 accounted for over 50% of total purchases) to vendors in Guatemala, followed by a further shift from the vendors in Turkey and Guatemala to vendors in Hong Kong and to importers who import from vendors in Hong Kong, China and Peru. However, because of certain perceived higher sourcing costs that can be associated with the Company's vendors in the far east and certain other long term uncertainties presented by such vendor relationships, the Company intends to begin to redirect a portion of its sourcing activities towards new vendors in Mexico, Guatemala and other countries in the western hemisphere.

        In fiscal 1997, Hong Kong sources accounted for approximately 40% of the Company's purchases. In fiscal 1998, the Company expects sourcing from Hong Kong to be somewhat reduced, representing approximately 25-30% of overall purchases. It is not expected that China's takeover of Hong Kong will have any immediate significant impact on sourcing from Hong Kong but, over time, the Company may find greater challenges as a result. The Company intends to monitor this situation carefully and may find it necessary after fiscal 1998 to continue efforts to redirect sourcing away from Hong Kong vendors for these reasons. Purchases from vendors in Mexico and other countries in Central America are expected to represent as much as 25% of total purchases while vendors in Turkey can be expected to continue to provide approximately 20-25% of total purchases. Purchases from vendors in India and Indonesia are likely to grow from 5% to 15%. United States vendors were utilized more heavily in fiscal 1997 (approximately 18% of total purchases) but this is expected to fall back to approximately 5% in fiscal 1998. Historically, the belts supplied by a U.S. importer of Moroccan accessories accounted for approximately 10% of total purchases. However, in the last two fiscal years, as the Company sought to change vendor focus, the belt supplier accounted for less than 5% of total purchases.

        From time to time, the Company has experienced certain difficulties with the quality and timeliness of delivery of merchandise manufactured overseas, principally merchandise from its Turkish and Guatemalan manufacturers. Although the Company has been sensitive to quality control and has taken certain steps to better control the quality of merchandise secured from foreign vendors, there can be no assurance that the Company will not experience problems in the future with matters such as quality or timeliness of delivery. If political instability or other factors in a foreign country in which merchandise is produced for the Company disrupt, curtail or otherwise impact overseas production, or curtail delivery of such merchandise to the United States, the Company's operations could be materially and adversely affected.

        The Company has no long-term or exclusive contracts with any manufacturer or supplier and competes for production facilities with other companies offering clothing and accessories utilizing similar manufacturing processes. Although the Company believes that its relationships with its existing vendors are good, there can be no assurance that these relationships can be maintained in the future. If there should be any significant disruption in the delivery of merchandise from one or more of its current key vendors, management believes there would likely be a material adverse impact on the Company's operations. Also, the Company is just developing relationships with several new vendors in Mexico, Guatemala and India. Although the Company has investigated the past performance of these vendors and has inspected factories and sample merchandise, there can be no assurance that the Company will not experience delays or other problems with these new sources of supply. New relationships often present a number of uncertainties, including payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, timeliness of delivery and possible limitations imposed by trade restrictions. Although management believes it could establish satisfactory relationships with other new vendors if required to do so, any such further new relationships would involve similar uncertainties.

IMPORTS AND IMPORT RESTRICTIONS

        Because most of Chico's clothing and accessories are manufactured outside of the United States, the Company's business is subject to the various risks of doing business abroad and to the imposition of United States customs duties. In the ordinary course of its business, the Company may from time to time be subject to claims by the United States Custom Service for tariffs, duties and other charges.

        Imports from Turkey, Guatemala, Morocco, Hong Kong, China and Peru currently all receive the preferential tariff treatment that is accorded goods from most favored nations ("MFN"). If the MFN status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of MFN treatment or subject to retaliatory tariffs, it would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in MFN status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries. Although Chico's expects MFN status to continue for the countries where its principal vendors are located, the Company cannot predict whether the Congress or the President will act to remove MFN status for any of the countries or impose an overall increase in duties on foreign made goods. In particular, the MFN status for China is currently subject to yearly review and its status as such has been the subject of some debate. Also, in July 1997, Hong Kong will change from its current status as a British colony to become the subject of Chinese sovereignty. Although for trade purposes the United States intends, even after such change, to continue to treat Hong Kong as a separate territory, to negotiate directly with Hong Kong and to continue its MFN trade status, there can be no assurance that Hong Kong's shift to Chinese sovereignty will not have an impact on the Company's sourcing activities, particularly if the Company continues significant sourcing from Hong Kong.

        The import of the Company's clothing and some of its accessories is also subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign jurisdictions. These agreements impose quotas that limit the amount of certain categories of clothing that can be imported from these countries into the United States. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade, known as the "Multifiber Arrangement."

        Within the last two to three years, the member-countries of the International Trade Organization completed the Uruguay Round of trade negotiations of the General Agreement on Tariffs and Trade ("GATT") and the Agreement was approved by the United States Congress. This pact was implemented on January 1, 1995 and, as a result, the Multifiber Arrangement is being phased out over a period of ten years, thus eliminating many of the existing restrictions on the ability to import Chico's merchandise, including quotas. The GATT agreement could have an impact on the Company's sourcing strategy as the Multifiber Arrangement phases out. The Company cannot accurately assess at this time how the GATT agreement will affect its financial results and operations or whether there might be other arrangements added in the future which impose other types of restrictions on imports of apparel and related accessories.

        In recent years, the Company's imports from countries subject to the Multifiber Arrangement have all fallen within the applicable quota limits. There can be no assurance that, as long as the quotas remain in effect, the Company's vendors will be able to continue to secure sufficient quotas for shipments to Chico's or will continue to allocate to Chico's a sufficient portion of their respective quotas.

        The Omnibus Trade and Competitiveness Act of 1988 added a new provision to the Trade Act of 1974 dealing with intellectual property rights. This provision, which is commonly referred to as "Special 301" and which remains effective even following the approval of GATT, directed the United States Trade Representative (the "USTR") to designate those countries that deny adequate and effective intellectual property rights or fair and equitable market access to United States firms that rely on intellectual property. From the countries designated, the USTR is to identify as "priority" countries those where the lack of intellectual property rights protection is most egregious and has the greatest adverse impact on United States products. The USTR is to identify and investigate as priority foreign countries only those that have not entered into good faith negotiations or made significant progress in protecting intellectual property. Where such an investigation does not lead to a satisfactory resolution of such practices, through consultations or otherwise, the USTR is authorized to take retaliatory action, including the imposition of retaliatory tariffs and import restraints on goods from the priority foreign country.

        Under Special 301, the USTR has also created a two-tier "watch list" that requires the country so listed to make progress on intellectual property protection reform or risk designation as a priority foreign country.

        China has been designated as a priority foreign country. Although no new investigation has been initiated as a result of this designation, greater focus is being given to China's compliance with existing agreements concerning intellectual property that are in place between the United States and China.
As a result, the USTR can decide at any time to impose trade sanctions on China if the USTR were to conclude that China is not satisfactorily implementing the terms of the existing agreements.

        Countries named on the first tier of the watch list, i.e., the priority watch list, are requested to make progress in certain areas by specific dates. Countries named to the second tier, i.e., the secondary watch list, are asked to improve their intellectual property protection efforts. As of April 1, 1997, of the countries where the Company's existing or planned key vendors have manufacturing operations or suppliers, Turkey, India and Indonesia were on the priority watch list and Guatemala and Peru were on the secondary watch list. In addition, in July 1996, a special investigation under Special 301 was initiated with respect to India because of an alleged failure to provide patent protection for pharmaceuticals and agricultural chemical products. Upon completion of this investigation, retaliatory trade action could be taken. Under the Special 301 program, Turkey and Hong Kong have been slated for out of cycle reviews. In addition, the Clinton Administration has revived, at least through 1998, Super 301 (an even more powerful portion of Special 301). Super 301 requires the administration to identify and investigate annually foreign trade practices that do the most harm in blocking U.S. exports. This identification is intended to be followed by negotiations backed with the threat of sanctions. As of April 1, 1997, no countries have been cited under Super 301 but China was identified for special scrutiny under Super 301.

        In addition, in 1996, the USTR invoked World Trade Organization dispute settlement procedures with respect to practices in Turkey and India.

        Of countries where the Company's key vendors have manufacturing operations, Turkey, Guatemala and Morocco have enjoyed Designated Beneficiary Developing Country ("DBDC") status under the Generalized System of Preferences ("GSP"), a special status that is granted by the United States to developing nations. DBDC status allows certain products imported from those countries to enter the United States under a reduced rate of duty. In order to maintain that status, the countries are required to meet several criteria.

        In 1996, the Generalized System of Preferences was reinstated retroactively to July 1995 and now is scheduled to expire by its terms on May 31, 1997. Although the President's fiscal year 1998 budget request contains a commitment to extend the program, the likelihood of extension is uncertain because of the dispute between Congress and the President over the 1998 budget.

        Guatemala remains under investigation by a committee chaired by the USTR (the "Committee") as a result of suspected unfair labor practices. Guatemala's status as a DBDC could be revoked if the Committee, and subsequently the President of the United States, find that the conditions in Guatemala are below the standard set by the United States for DBDC status and that no significant attempt is being made to improve those conditions. Revocation would cause certain Guatemala products to be subject to substantially higher tariff rates and result in the disqualification of Guatemala from any preferential tariff treatment that may be accorded under the reenacted GSP and under the Caribbean Basin Initiative. The Company cannot predict what actions, if any, the Committee and/or the President will take in connection with Guatemala's DBDC status.

        The Company cannot predict whether any of the foreign countries in which its clothing and accessories are currently manufactured or any of the countries in which the Company's clothing and accessories may be manufactured in the future will be subject to these or other import restrictions by the United States Government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, or both, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company's business, financial condition and results of operations. The Company's merchandise flow may also be adversely affected by political instability in any of the countries in which its goods are manufactured, significant fluctuation in the value of the U.S. dollar against applicable foreign currencies and restrictions on the transfer of funds.

ADVERTISING AND PROMOTION

        Chico's does not allocate significant resources to mass media advertising. Chico's prefers instead to attract customers through word-of-mouth advertising, Chico's general reputation and the visual appeal of its stores and window presentations of its merchandise. The Company also uses brochures and other merchandise image pieces mailed to customers and made available at Chico's stores. Chico's sales associates often make personal telephone calls to existing customers informing them about new merchandise.

        As an important part of its promotional program, Chico's places additional emphasis on what it refers to as its "outreach programs." Chico's outreach programs include, among other events, fashion shows, wardrobing parties and makeovers that are organized and hosted by Chico's store managers and sales associates. As part of these outreach programs, the Company also encourages Chico's managers and sales associates to become involved in community projects. The Company has found its outreach programs are effective in providing introductions to new customers. Outreach programs were not emphasized in fiscal 1997 as much as they had been in past years. The Company believes that these programs are effective marketing vehicles and intends to develop training programs to help its store level employees expand the use of these programs.

COMPETITION

        The women's retail apparel business is highly competitive and has become even more competitive in the past several years. Chico's stores compete with a broad range of national and regional retail chains, including other women's apparel stores, department stores and specialty stores, as well as local retailers in the areas served by individual Chico's stores, all of which sell merchandise generally similar to that offered in Chico's stores. Of late, even discount department stores have begun to carry merchandise which is designed to compete for the consumers that historically have been the Company's target customer. Although management believes that there is limited direct competition for Chico's merchandise largely because of the distinctive nature of Chico's stores and merchandise, the specialty retailers that are believed to most directly compete with Chico's stores in many of the same local market areas are The Gap, The Limited and Banana Republic. The number of competitors and the level of competition facing Chico's stores varies by the specific local market area served by individual Chico's stores.

        The Company believes that the distinctive designs of Chico's casual clothing and accessories, their exclusive availability at Chico's stores, the Company's emphasis on personalized service and customer assistance, providing good value and the locations of its stores are the principal means by which the Company competes. Although the Company believes that it has been able in the past to compete effectively, during the past three fiscal years it did not compete as effectively as it had in the past as a result of problems with merchandise mix. In fiscal 1997, despite efforts to address these problems, the Company continued to experience problems with its merchandise mix and acceptance of merchandise by customers. Also, the Company's performance is impacted by the fact that many of the Company's competitors are significantly larger and have substantially greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than does the Company. It should also be noted that while the Company believes it also competes effectively for favorable site locations and lease terms, competition is intense for prime locations within upscale shopping districts and high-end malls and women's apparel stores have tended to oversaturate these prime locations.

EMPLOYEES

        As of February 1, 1997, the Company employed 987 persons, 488 of whom were full-time employees and 499 of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, 878 (89%) of the Company's employees worked in Chico's or Chico's Outlet stores or in direct field supervision, 42 (4%) worked in the distribution center and woodshop and 67 (7%) worked in corporate headquarters and support functions.

        The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company contributes part of the cost of medical and life insurance coverage for eligible employees and also maintains a profit sharing plan, stock option plan and stock purchase plan. All employees also receive very substantial discounts on Company merchandise. The Company considers relations with its employees to be good.

TRADEMARKS AND SERVICE MARKS

        The Company is the owner in the United States of the trademarks "CHICO'S" and "Wear It Out," each of which is registered with the United States Patent and Trademark Office, covering clothing. Each of the registrations has a term of 20 years (expiring in 2009 and 2016, respectively) and is renewable indefinitely if the mark is still in use at the time of renewal. In the opinion of management, the Company's rights in the marks are important to the Company's business. This is particularly the case for the "CHICO'S" mark because this mark is well-known by Chico's customers. Accordingly, the Company intends to maintain its marks and the related registrations. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.


ITEM 2.          PROPERTIES.

STORES

        Chico's stores are located throughout the United States, with a significant concentration in Florida and in California.

        As a matter of policy, the Company prefers to lease its stores and all of the Chico's and Chico's Outlet stores currently operated by the Company are leased. At April 15, 1997, the average base rent for the Company's 127 stores was $33 per square foot. Lease terms typically range from three to ten years and approximately one-third contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. In excess of three-quarters of the leases have percentage rent clauses which require the payment of additional rent based on the store's net sales in excess of a certain threshold.

        The following table, which covers all of the 127 Company-owned stores existing as of April 15, 1997, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

                                                   LEASES EXPIRING EACH             LEASES EXPIRING EACH
                                                        YEAR IF NO                       YEAR IF ALL
 FISCAL YEAR                                        RENEWALS EXERCISED               RENEWALS EXERCISED
 -----------                                       --------------------             --------------------
 1998  . . . . . . . . . . . . . . . . . .                  28                               17

 1999  . . . . . . . . . . . . . . . . . .                   8                                3

 2000  . . . . . . . . . . . . . . . . . .                  10                                7

 2001-2009 . . . . . . . . . . . . . . . .                  81                              100

DISTRIBUTION CENTER, WOODSHOP AND HEADQUARTERS

        The Company's World Headquarters, which is located on approximately 27 acres in Ft. Myers, Florida, was completed and opened in September 1994 and consists of a distribution center, woodshop and corporate and administrative headquarters. The combined facilities comprise approximately 125,000 square feet, consisting of approximately 93,000 square feet for distribution and woodshop facilities and approximately 32,000 square feet for administrative and design offices. In the opinion of management these expanded facilities provide sufficient warehouse, office and woodshop capacity to service the Company's needs for at least five years of future growth. There remains sufficient land on the site to at least double the size of the facilities when and if necessary.

        The construction cost of the combined corporate headquarters, distribution center and woodshop facility was approximately $9.6 million, which amount includes the $1.3 million purchase price for the land. Further, the Company spent approximately $1.6 million for new distribution center equipment, software and furnishings.

        Currently, the Company's World Headquarters secures a $5.5 million mortgage loan which matures in 2003.

        The Company's previous storage facilities, located in Ft. Myers, Florida, continue to be leased by the Company. The current annual base rent for the storage facilities is approximately $58,000. The Company leases these storage facilities under a lease from certain of its stockholders and former stockholders. The lease on the storage facilities expires in 1998. As a result of the completion of the Company's World Headquarters, the Company no longer has a need for these facilities. In addition, the Company's former distribution center, located in Ft. Myers, Florida also had been leased by the Company through 1998 from certain of the Company's stockholders and former stockholders and also is no longer needed by the Company. In fiscal 1997, the Company identified a tenant for the former distribution center and an arrangement was established whereby the new tenant leased the facility from the owners directly at a rental rate below what the Company was obligated to pay under its lease. The Company replaced its obligations under the lease with an obligation to make up the difference between the rental paid by the new tenant and the rental rate under the Company's lease. This shortfall payment
continues through the date the Company's lease was to have expired.   In the
fourth quarter of 1994, the Company recognized nonrecurring pre-tax charges against income in an amount (approximately $365,000) equal to the remaining lease payments for the previous distribution center and the storage facilities,
net of amounts previously accrued.   As payments are being made by the new
tenant for the former distribution center, the Company has been able to recover portions of that charge.

ITEM 3.          LEGAL PROCEEDINGS.

        Chico's is not a party to any legal proceedings, other than as set forth below and other than various claims and lawsuits arising in the normal course of the Company's business which the Company believes should not have a material adverse effect on its financial condition or results of operations.

Bethlehem Construction Corporation v. Chico's FAS, Inc. and New York Surety Company, Case No. 95-3764 CA, Twentieth Judicial Circuit in and for Lee County,
Florida.   On or about March 30, 1995, a complaint was filed against the
Company by Bethlehem Construction seeking payment of approximately $24,800 claimed to be due and owing to Bethlehem Construction for services provided in connection with the construction of the Company's main office and distribution center and seeking the imposition of a lien against the property. The Company answered the complaint asserting that such amounts were not payable based on certain affirmative defenses, including various breaches of contract by Bethlehem Construction. The Company has also brought several counterclaims against Bethlehem Construction asserting breaches by Bethlehem Construction of the construction agreement, as well as fraud and intentional misrepresentation on the part of Bethlehem Construction. The counterclaims, one of which has recently been amended and all of which have now survived motions to dismiss, seek substantial actual and punitive damages associated with various construction deficiencies and actions taken by Bethlehem Construction.
Discovery is proceeding.   The Company believes that Bethlehem Construction's
claims in the complaint are without merit and is defending them vigorously.
The Company also intends to vigorously pursue its counterclaims.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                                     None.

ITEM A           EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information regarding the Company's existing executive officers:

                                                        YEARS WITH
 NAME                                    AGE             COMPANY       POSITIONS
 ----                                    ---             -------       ---------
 Marvin J. Gralnick                      62                 13         Chief Executive Officer,
                                                                       President, Chairman of the Board
                                                                       and Director

 Helene B. Gralnick                      49                 13         Senior Vice President - Design and
                                                                       Concept and Director

 Charles J. Kleman                       46                 8          Executive Vice President-Finance,
                                                                       Chief Financial Officer,
                                                                       Secretary/ Treasurer and Director

 Scott A. Edmonds                        39                 3          Senior Vice President-Operations
                                                                       and Assistant Secretary


        Marvin J. Gralnick, together with his wife, Helene B. Gralnick, founded Chico's in December 1983. He served the Company as its Chief Executive Officer until September 1, 1993, at which time Jeffrey J. Zwick succeeded Mr. Gralnick in this position. In connection with the November 7, 1994 resignation of Jeffrey J. Zwick as Chief Executive Officer, President and a director of the Company, Mr. Gralnick and Ms. Gralnick returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In February 1995, Mr. Gralnick reassumed the role of Chief Executive Officer and in March 1997 reassumed the position of President following the departure of Melissa Payner. In addition, Mr. Gralnick continues to serve as Chairman of the Board and as a director. Mr. Gralnick served as President from the Company's founding until 1990 when he became Chairman of the Board and was given the official title of Chief Executive Officer. Mr. and Ms. Gralnick's vision and creative talents led the development and evolution of the Company's philosophy and the design and feel of Chico's merchandise and Chico's stores through September 1, 1993 and since November 1994 again are leading the Company in this regard. Mr. Gralnick also served as Chief Executive Officer and director of Chico's International, Inc. from 1988 until it was merged into the Company in 1992 and as Chief Executive Officer and director of Parrot Products, Inc. from 1990 until it was dissolved in 1992.

        Helene B. Gralnick was a co-founder of Chico's, together with her husband, Marvin J. Gralnick, and has served the Company in various senior executive capacities throughout its history. She was first elected Vice President/Secretary in 1983. Ms. Gralnick was elected as Senior Vice President-Merchandise Concept in 1992. In September 1993, Ms. Gralnick stepped down from all officer positions with the Company. In connection with the November 7, 1994 resignation of Jeffrey J. Zwick as Chief Executive Officer, President and a director of the Company, Ms. Gralnick, together with Mr. Gralnick, returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In February 1995, Ms. Gralnick was elected as Senior Vice President - Design and Concept. In addition, she continues to serve as a director of the Company. Ms. Gralnick also served as a Vice President and director of Chico's International, Inc. from 1988 until it was merged into the Company in 1992 and as Vice President/Secretary and director of Parrot Products, Inc. from 1990 until it was dissolved in 1992.

        Charles J. Kleman has been employed by Chico's since January 1989, when he was hired as the Company's Controller. In 1991, he was elected as Vice President/Assistant Secretary. In 1992, Mr. Kleman was designated as the Company's Chief Financial Officer. On September 1, 1993, he was elected to the additional position of Secretary/Treasurer, served as Senior Vice President - Finance from January 1, 1996 through November 1996 and effective December 3, 1996, was promoted to the position of Executive Vice President - Finance. Prior to joining Chico's, Mr. Kleman was an independent accounting consultant in 1988, and from 1986 to 1988 Mr. Kleman was employed by Electronic Monitoring & Controls, Inc., a manufacturer and distributor of energy management systems, as its Vice President/Controller. Prior to 1986, Mr. Kleman was employed by various independent certified public accounting firms, spending over four years of that time with Arthur Andersen & Co. Mr. Kleman is responsible for accounting, financial reporting, management information systems and personnel administration and, on an interim basis, merchandise purchasing and planning. Mr. Kleman also served as Vice President/Assistant Secretary of Chico's International, Inc. from 1991 until it was merged into the Company in 1992 and as Vice President/Assistant Secretary of Parrot Products, Inc. from 1991 until it was dissolved in 1992.

        Scott A. Edmonds has been employed by Chico's since September 1993, when he was hired as Operations Manager. In February 1994, he was elected to the position of Vice President - Operations and effective January 1, 1996 he was promoted to the position of Senior Vice President - Operations. Mr. Edmonds is responsible for store development, leasing and maintenance, franchise operations, and management of the headquarters, woodshop, distribution center and field operations. From March 1985 until September 1993, he was President/General Manager of the Ft. Myers branch of Ferguson Enterprises, Inc. an electric and plumbing wholesaler.

        Marvin J. Gralnick and Helene B. Gralnick are husband and wife. None of the other executive officers or directors are related to one another.

        There are no arrangements or understandings pursuant to which any officer was elected to office. Executive officers are elected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

        The Company's Common Stock is traded on NASDAQ National Market System. The high and low prices per share of the Company's Common Stock for each quarterly period since the Company's initial public offering is set forth in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.

        On April 15, 1997, the last reported sale price of the Common Stock on the NASDAQ National Market System was $3.00 per share.

        Since the initial public offering, the Company has not paid any cash dividends except for $5,853,000 of dividends representing previously taxed undistributed S corporation earnings which dividends were declared prior to the Company's initial public offering and paid to persons who were stockholders prior to the offering. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit facilities contain restrictions on the payment of cash dividends on the Common Stock. Under the provisions of the credit facilities, dividends will be prohibited to the extent such aggregate dividends would cause the Company's tangible net worth to fall below the sum of $15.8 million plus 50% of aggregate net income after fiscal 1996.

        The approximate number of equity security holders of the Company is as follows:

                                                              Number of Record Holders
                 Title of Class                                 as of April 20, 1997
                 --------------                                 --------------------
        Common Stock, par value $.01 per share                             605

ITEM 6.           SELECTED FINANCIAL DATA.

     Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to, the financial statements and the notes thereto set forth elsewhere in this Annual Report on Form 10-K.

                                                                                            ONE MONTH     PRO FORMA
                                                                                              PERIOD      FISCAL YEAR  FISCAL YEAR
                                                      FISCAL YEAR ENDED                        ENDED         ENDED        ENDED
                                                                                                          (UNAUDITED)
                                       --------------------------------------------------------------------------------------------
                                       JANUARY 3,     JANUARY 2,    JANUARY 1,     DECEMBER   JANUARY 28,   JANUARY 28,  FEBRUARY 1,
                                          1993         1994          1995          31, 1995    1996 (1)      1996 (1)     1997 (1)
                                       (53 WEEKS)    (52 WEEKS)    (52 WEEKS)   (52 WEEKS)     (4 WEEKS)    (52 WEEKS)   (53 WEEKS)
                                       --------------------------------------------------------------------------------------------
                                                     (in thousands, except per share and selected operating data)
OPERATING STATEMENT DATA
  Net sales by company stores            $28,974      $ 42,303       $55,282       $57,636   $ 3,619           $58,091   $62,318

  Net sales to franchisees(2)              3,551         4,532         3,989         2,707       128             2,672     1,755
                                         -------      --------       -------       -------   -------           -------   -------
         Net sales                        32,525        46,835        59,271        60,343     3,747            60,763    64,073

  Cost of goods sold(3)                   13,061        16,874        22,418        26,115     1,913            26,484    26,713
                                         -------      --------       -------       -------   -------           -------   -------
         Gross profit                     19,464        29,961        36,853        34,228     1,834            34,279    37,360

  General, administrative and store
         operating expenses               14,990        21,976        31,168        30,743     2,358            30,842    33,738
                                         -------      --------       -------       -------   -------           -------   -------

  Income (loss) from operations            4,474         7,985         5,685         3,485      (524)            3,437     3,622

  Interest expense (income), net              47           (55)          119           621        39               620       404
                                         -------      --------       -------       -------   -------           -------   -------

         Income (loss) before taxes(4)     4,427         8,040         5,566         2,864      (563)            2,817     3,218

  Provision for Income Taxes                 134         1,950         2,275         1,160      (225)            1,141     1,287
                                         -------      --------       -------       -------   -------           -------   -------
         Net Income (Loss)               $ 4,293      $  6,090       $ 3,291       $ 1,704   $  (338)          $ 1,676   $ 1,931
                                                                     =======       =======   =======           =======   =======

  Pro Forma Income Tax Provision
         (Unaudited)(4)                    1,585         1,188
                                         -------      --------

  Pro Forma Net Income
         (Unaudited)(4)                  $ 2,708      $  4,902
                                         =======      ========
  Net Income (Loss) Per Share
         (supplemental pro forma for
          1992-1993)(4)(5)(6)            $   .34      $     61       $   .41       $   .22   $  (.04)          $   .21       .24
                                         =======      ========       =======       =======   =======           =======   =======
  Weighted average shares
         outstanding (supplemental
         pro forma for 1992-
         1993)(5)(6)                       7,892         8,072         8,019         7,878     7,827             7,873     8,048
                                         =======      ========       =======       =======   =======           =======   =======
SELECTED OPERATING DATA
  Company stores at period end(7)             57            78           104           111       111               111       123

  Franchise stores at period end(7)           18            16            17            12        12                12        10

  Total stores at period end(7)               75            94           121           123       123               123       133

  Average net sales per company
          store (in thousands)(8)        $   572      $    647       $   613       $   527       N/A           $   537   $   523


Average net sales per net selling
       square foot at company
       stores(8)                    $  437        $   496      $   478       $    413      N/A           $   405      $   396

Percentage increase (decrease) in
      comparable company store
      net sales (9)                   16.5%          12.3%        (7.3)%        (10.4)%     1.4%           (10.1)%       (1.3)%
                                   --------------------------------------------------------------------------------------------
                                   JANUARY 3,    JANUARY 2,    JANUARY 1,    DECEMBER                   JANUARY 28,  FEBRUARY 1,
                                      1993          1994          1995       31, 1995                     1996         1997
                                   --------------------------------------------------------------------------------------------
BALANCE SHEET DATA
Working capital                     $2,919        $ 4,771      $ 1,460       $  4,536                      5,419        6,585

Total assets                         8,788         16,589       27,352         27,009                     27,681       31,248

Long-term debt, and capital
       lease obligations, less
       current maturities              691            593        4,663          5,896                      7,131        7,008

Stockholders' Equity                 4,785         10,713       14,226         15,959                     15,621       18,021







----------------------

(1) In December, the Company elected to change its fiscal year end, effective January 29, 1996, from a 52/53 week fiscal year, ending on the Sunday closest to December 31st to a 52/53 week fiscal year ending on the Saturday closest to January 31st. The selected financial data presents financial results for the short one month transition period in January 1996, for a pro forma fiscal year ended January 28, 1996 and the first new full fiscal year ended February 1, 1997.

(2) Includes $75,000, $0, $5,000, $0 and $0 of franchisee fees in fiscal 1992, 1993, 1994, 1995 and 1997.

(3) Cost of goods sold includes distribution and design costs, but does not include occupancy cost.

(4) For all periods prior to the consummation of the Company's initial public offering on April 1, 1993, the Company was an S Corporation for federal and state income tax purposes and, accordingly, was not subject to corporate federal income taxes or corporate income taxes in Florida and certain other states. The pro forma and supplemental pro forma information has been computed as if the Company was subject to corporate federal and state income taxes for all periods presented, based on the tax laws in effect during the respective periods.

(5) Pro forma net income per share for fiscal 1992 is $.38, calculated based on pro forma weighted average shares outstanding of 7,026,228. Pro forma net income per share for fiscal 1993 is $.63, calculated based on pro forma weighted average shares outstanding of 7,830,588. For the purpose of calculating pro forma net income per share, the weighted average number of shares outstanding has been adjusted to give effect to the common stock equivalents associated with outstanding stock options calculated pursuant to the treasury stock method.

(6) Restated to give retroactive effect for 2 for 1 stock split in January 1994. In addition, for purposes of calculating supplemental pro forma net income per share, the weighted average number of shares outstanding has been adjusted to give effect to both (1) the common stock equivalents associated with outstanding stock options calculated pursuant to the treasury stock method, and (2) the 866,684 shares issued by the Company in the initial public offering (split-adjusted), the net proceeds of which were used to partially fund a $5,853,000 distribution to persons who were stockholders prior to the initial public offering.

(7) For information concerning stores opened, acquired, sold and closed, see "Business -- Store Locations."

(8) Average net sales per company store and average net sales per net selling square foot of company stores are based on net sales of stores that have been operated by the Company for the full year. For fiscal 1992 and 1997, average net sales per company store and average net sales per net selling square foot of company stores have been adjusted to exclude the effect of the fifty-third week.

(9) Comparable company store net sales data has been revised to reflect a change in the method of reporting which includes all stores that have been open and owned by the Company for 13 months or more. Previously, the Company included in the computation only stores that were open and operated by the Company as of the beginning of the preceding fiscal year. Two, five and one stores acquired by the Company from franchisees in fiscal 1992, 1995 and 1997, respectively, have not been included in the calculation unless they had been operated by the Company for at least 13 months as of the respective fiscal year end. Comparable company store net sales for fiscal 1992 and fiscal 1997 have been adjusted to exclude the effect of the fifty-third week.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        A discussion and analysis of the financial condition and results of operations for the specified fiscal periods through February 1, 1997 is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Financial statements and supplementary financial information is set forth under the heading "Financial Statements" in the financial information portion of the Company's 1997 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        Information about directors and nominees for director of the Company in the Company's 1997 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in
Item 1 of Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION.

        Information about Executive Compensation in the Company's 1997 Annual Meeting proxy statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item is included in the Company's 1997 Annual Meeting proxy statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item is included in the Company's 1997 Annual Meeting proxy statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) (1) The following financial statements of Chico's FAS, Inc. and the report thereon of Arthur Andersen LLP dated March 6, 1997, which is included in the Company's Annual Report to Stockholders for the fiscal year ended February 1, 1997, are incorporated herein by reference.

            Report of Independent Certified Public Accountants.

            Statements of Income for the fiscal year ended February 1, 1997, for the period from January 1, 1996 through January 28, 1996 and for the fiscal years ended December 31, 1995 and January 1, 1995.

            Balance Sheets, February 1, 1997 and December 31, 1995.

            Statements of Stockholders' Equity for the fiscal year ended February 1, 1997, for the period from January 1, 1996 through January 28, 1996 and for the fiscal years ended December 31, 1995 and January 1, 1995.

            Statements of Cash Flows for the fiscal year ended February 1, 1997, for the period from January 1, 1996 through January 28, 1996 and for the fiscal years ended December 31, 1995 and January 1, 1995.

            Notes to Financial Statements.


            (2) The following Financial Statement Schedules are included herein:

                 Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

            (3) The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):


    2* Agreement and Plan of Merger Dated December 19, 1992, between the Company and Chico's International, Inc. (Filed as Exhibit 2 to the Company's Registration Statement on Form S-1 (File No. 33-58134) filed with the Commission on February 10, 1993, as amended)

    3.1*    Amended and Restated Articles of Incorporation (Filed as Exhibit
            3.3 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed the Commission on May 18, 1993)

    3.2* Agreement and Plan of Recapitalization dated February 3, 1993, by and among Marvin J. Gralnick, Helene B. Gralnick, Barry E. Szumlanski, Lynn Mann and Jeffrey Jack Zwick and Chico's FAS, Inc. (Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 33-70620) filed with the Commission on October 21, 1993, as amended)

    3.3* Amended and Restated By-laws (Filed as Exhibit 3.5 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    4.1*    Amended and Restated Articles of Incorporation (Filed as Exhibit
            3.3 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    4.2* Amended and Restated Bylaws (Filed as Exhibit 3.5 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    4.3* Form of Common Stock Certificate (Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 33-58134) filed with the Commission on February 10, 1993, as amended)

    10.1* Employment Agreement for Marvin J. Gralnick (Filed as Exhibit 10.1 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.2* Employment Agreement for Jeffrey J. Zwick (Filed as Exhibit 10.6.2 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    10.3*   Employment Agreement for Barry E. Szumlanski (Filed as Exhibit
            10.6.3 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    10.4*   Employment Agreement for Helene B. Gralnick  (Filed as Exhibit
            10.1 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.5*   Employment Agreement for Charles J. Kleman (Filed as Exhibit
            10.6.5 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    10.6*   Employment Agreement for Michael Szumlanski (Filed as Exhibit
            10.6.6 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    10.7* First Amendment to Employment Agreement for Jeffrey J. Zwick (Filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

    10.8* First Amendment to Employment Agreement for Barry E. Szumlanski (Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

    10.9* First Amendment to Employment Agreement for Michal A. Szumlanski. (Filed as Exhibit 10.11 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1,
            1994)

    10.10* Employment Agreement for Scott A. Edmonds (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.11*  Employment Agreement for Melissa Payner-Gregor (Filed as Exhibit
            10.3 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.12* Supplement to Employment Agreement for Melissa Payner-Gregor. (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13,
            1996)

    10.13* Second Supplement to Employment Agreement for Melissa Payner-Gregor. (Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

    10.14*  Employment Agreement for Mori Cameron-MacKenzie (Filed as Exhibit
            10.4 to the Company's Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

    10.15* 1992 Stock Option Plan (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.16* First Amendment to 1992 Stock Option Plan (Filed as Exhibit 10.13 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

    10.17* 1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

    10.18* 1993 Employee Stock Purchase Plan (Filed as Exhibit 10.8 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    10.19* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

    10.20* Nonemployee Director's Stock Option Agreement by and between Chico's FAS Inc., and W. Keith Schilit (Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

    10.21* Form of Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc. and Verna K. Gibson (Filed as Exhibit
            10.51 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.22* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc. and W. Keith Schilit dated November 7, 1994 (Filed as Exhibit 10.52 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1,
            1995)

    10.23* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.24* Nonemployee Director's Stock Option Agreement by and between Chico's FAS Inc., and W. Keith Schilit (Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.25* Nonemployee Director's Stock Option Agreement by and between Chico's FAS Inc., and W. Keith Schilit (Filed as Exhibit 10.8 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.26* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

    10.27* Nonemployee Director's Stock Option Agreement by and between Chico's FAS Inc., and W. Keith Schilit (Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

    10.28* Stock Option Agreement by and between Chico's FAS Inc. and Melissa Payner-Gregor (Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.29* Stock Option Agreement by and between Chico's FAS Inc. and Melissa Payner-Gregor (Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

    10.30* First Amendment to Stock Option Agreement by and between Chico's FAS Inc. and Melissa Payner-Gregor (Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

    10.31* Indemnification Agreement with Lynn D. Mann (Filed as Exhibit 10.9 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    10.32*  Indemnification Agreement with Marvin J. Gralnick (Filed as
            Exhibit 10.9.1 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.33*  Indemnification Agreement with Helene B. Gralnick (Filed as
            Exhibit 10.9.2 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.34*  Indemnification Agreement with Jeffrey J. Zwick (Filed as Exhibit
            10.9.3 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.35*  Indemnification Agreement with Barry E. Szumlanski (Filed as
            Exhibit 10.9.4 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.36*  Indemnification Agreement with Charles J. Kleman (Filed as Exhibit
            10.9.5 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.37*  Indemnification Agreement with Michael Szumlanski (Filed as
            Exhibit 10.9.8 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.38*  Indemnification Agreement with W. Keith Schilit (Filed as Exhibit
            10.9.7 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.39*  Indemnification Agreement with Verna K. Gibson (Filed as Exhibit
            10.9.6 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.40*  Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit
            10.2 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.41*  Indemnification Agreement with Melissa Payner-Gregor (Filed as
            Exhibit 10.4 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.42* S Corporation Tax Allocation and Indemnification Agreement (Filed as Exhibit 10.11 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    10.43* Buy-Sell Agreement and addendums thereto (Filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.44* Sample Form of Franchise Agreement (Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.45*  Sample Form of Territory Development Agreement (Filed as Exhibit
            10.14 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.46* Sample Form of Purchase Agreement (Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-I (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.47* Agreement dated January 12, 1988 whereby Lynn D. Mann became a shareholder of the Company and amendment thereto (Filed as Exhibit
            10.16 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.48* Asset Purchase Agreement dated January 21, 1990 by and between East Coast Clothing, Inc., Jeffrey J. Zwick and Beth Zwick and Chico's FAS, Inc. (Filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.49* Asset Purchase Agreement dated February 1, 1990 by and between Chico's America, Inc., Lynn Mann and Chico's FAS, Inc. (Filed as
            Exhibit 10.18 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.50* Lease Agreement dated February 1, 1988 by and between Lynn Mann, Marvin Gralnick and Barry Szumlanski and Chico's Folk Art Specialties, Inc. (Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.51* Lease Agreement dated December 1, 1988 by and between Marvin Gralnick, Helene Gralnick, Lynn Mann and Szumlanski, and Chico's Folk Art Specialties, Inc. (Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.52* Lease Termination and Settlement Agreement dated June 13, 1996 by and among: Marvin Gralnick, Helene Gralnick, Lynn Mann and Barry Szumlanski; Chico's FAS, Inc. and (Filed as Exhibit 10.8 to the Company's Form 10-Q for the quarter ended September 29, 1996, as filed with the Commission on November 12, 1996)

    10.53* Lease Agreement dated September 9, 1991 between R&I Industrial Complex and Chico's FAS, Inc. (Filed as Exhibit 10.21 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.54* Lease Agreement dated April 1, 1992 between Dr. Richard Epes and Chico's FAS, Inc. (Filed as Exhibit 10.22 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.55* Periwinkle Place Lease Agreement dated June 30, 1992 between O.P.&F. Trust and Chico's FAS, Inc. (Filed as Exhibit 10.23 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.56* Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated October 13, 1993 by and between Chico's FAS, Inc, and NationsBank of Florida, National Association (Filed as Exhibit
            10.38 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

    10.57* Consolidated Amendment to Loan Documents dated as of October 13, 1993, by and between Chico's FAS, Inc., and NationsBank of Florida, National Association (Filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

    10.58* First Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated December 20, 1993 by and between Chico's FAS, Inc. and NationsBank of Florida, National Association (Filed as Exhibit 10.43 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1,
            1994)

    10.59* Second Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated June 14, 1994 by and between Chico's FAS, Inc., and NationsBank of Florida, National Association (Filed as Exhibit 10.48 to the Company's Form 10-Q for the quarter ended October 2, 1994, as filed with the Commission on November
            15, 1994)

    10.60* Third Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated December 9, 1994 by and between Chico's FAS, Inc., and NationsBank of Florida, National Association (Filed as Exhibit 10.49 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1,
            1995)

    10.61* Fourth Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated February 14, 1995 by and between Chico's FAS, Inc., and NationsBank of Florida, National Association (Filed as Exhibit 10.50 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1,
            1995)

    10.62* Second Amended and Restated Credit Agreement dated September 28, 1995 by and between Chico's FAS, Inc. and NationsBank of Florida, National Association (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

    10.63* Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N. A. (Filed as Exhibit 10.57 to the Company's Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996)

    10.64* First Amendment to Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N. A. (Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 29, 1996, as filed with the Commission on November 12, 1996)

    10.65* Loan Agreement dated January 4, 1996 by and between Chico's FAS, Inc. and Founders National Trust Bank (Filed as Exhibit 10.58 to the Company's Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996)

    10.66* Promissory Note dated February 1, 1988 between Chico's Folk Art Specialties, Inc., and Lynn Mann (Filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.67* Clarification, Termination and Waiver Agreement dated February 10, 1993 by and among Chico's FAS, Inc. f/k/a Chico's Folk Art Specialties and Marvin Gralnick, Helene Gralnick, Barry Szumlanski, Lynn Mann and Jeffrey Jack Zwick (Filed as Exhibit
            10.30 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.68* Clarification letter dated February 9, 1993 from Chico's FAS, Inc. to Chico's America, Inc (Filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.69* Amendment and Restatement of the Chico's FAS, Inc. Profit Sharing Plan (Filed as Exhibit 10.47 to the Company's Form 10-Q for the quarter ended April 3, 1994, 1994, as filed with the Commission on May 9, 1994)

    10.70* Separation Agreement dated November 10, 1994 by and between Chico's FAS, Inc. and Jeffrey J. Zwick (Filed as Exhibit 10.55 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.71* Separation Agreement dated November 28, 1994 by and between Chico's FAS, Inc. and Heidi Thorner (Filed as Exhibit 10.56 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.72* Separation Agreement dated February 14, 1995 by and between Chico's FAS, Inc. and Barry E. Szumlanski (Filed as Exhibit 10.57 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.73* Separation Agreement dated February 14, 1995 by and between Chico's FAS, Inc. and Michal Szumlanski (Filed as Exhibit 10.58 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.74* Change in Employment Status Agreement dated March 10, 1995 by and between Chico's FAS, Inc. and Neil D. Brooks (Filed as Exhibit
            10.2 to the Company's Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

    10.75* Separation Agreement dated August 15, 1995 by and between Chico's FAS, Inc. and Lori Brewer (Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

    10.76 Separation Agreement dated as of March 24, 1997 by and between Chico's FAS, Inc. and Melissa Payner

    10.77* Letter Agreement dated March 17, 1995 with Robert W. Baird & Co. (Filed as Exhibit 10.60 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1,
            1995)

    13      Annual Report to Stockholders

    23      Consent to use of Report of Independent Certified Public Accountants

    27.1    Financial Data Schedule (for SEC use only).

    27.2    Financial Data Schedule (for SEC use only).

    (b)   Reports on Form 8-K.

          During the fourth quarter of fiscal 1997, the Company filed the following report on Form 8-K:

                 Form 8-K filed December 16, 1996, reporting under Item 8 "Change in Fiscal Year" the Company's change of fiscal year from a 52/53 week fiscal year, ending on the Sunday closest to December 31st to a 52/53 week fiscal year ending on the Saturday closest to January 31st.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO'S FAS, INC.


By:  /s/ Marvin J. Gralnick                                                                                April 30, 1997
     ----------------------------------------------------------------                ------------------------------------
        MARVIN J. GRALNICK, Chief Executive Officer                                                                  Date
                           and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ Marvin J. Gralnick                                                                               April 30, 1997
      ---------------------------------------------------------------                ------------------------------------
        MARVIN J. GRALNICK, Chief Executive Officer,                                                                 Date
             President, Director
             (principal executive officer)


      /s/ Charles J. Kleman                                                                                April 30, 1997
      ---------------------------------------------------------------                ------------------------------------
        CHARLES J. KLEMAN, Chief Financial Officer,                                                                  Date
             Director
             (principal financial and accounting officer)


      /s/ Helene B. Gralnick                                                                               April 30, 1997
      ---------------------------------------------------------------                ------------------------------------
        HELENE B. GRALNICK, Senior Vice President -                                                                  Date
             Design and Concept and Director



      ---------------------------------------------------------------                ------------------------------------
        VERNA K. GIBSON, Director                                                                                    Date



      ---------------------------------------------------------------                ------------------------------------
        W. KEITH SCHILIT, Director                                                                                   Date


                                 EXHIBIT INDEX




No.    Document                                                                   Page No.
---    --------                                                                   --------
10.76  Separation Agreement dated as of March 24, 1997 by and between Chico's
       FAS, Inc. and Melissa Payner


13     Annual Report to Stockholders


23     Consent to use of Report of Independent Certified Public Accountants


27.1   Financial Data Schedule (for SEC use only)

27.2   Financial Data Schedule (for SEC use only)
