Form 10-Q
period 1997-05-03
CHICOS FAS INC
filed 1997-06-10
CIK 897429

                                  FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT


    For the Quarter Ended:                        Commission File Number:
          May 3, 1997                                     0-21258

                              CHICO'S FAS, INC.
             (Exact name of registrant as specified in charter)


            Florida                                      59-2389435
   (State of Incorporation)                 (I.R.S. Employer Identification No.)


               11215 Metro Parkway, Fort Myers, Florida 33912
                  (Address of principal executive offices)


                                941-277-6200
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No
                                         -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At June 6, 1997, there were 7,899,052 shares outstanding of Common Stock, $.01 par value per share.

                               CHICO'S FAS, INC.

                                     Index


PART I - Financial Information                                                         Page
------------------------------                                                         ----
   Item 1.  Financial Statements (Unaudited):

        Condensed Balance Sheets - May 3, 1997 and February 1, 1997 ..................   3

        Condensed Statements of Income for the Thirteen Weeks Ended
            May 3, 1997 and April 28, 1996 ...........................................   4

        Condensed Statements of Cash Flows for the Thirteen Weeks Ended
            May 3, 1997 and April 28, 1996 ...........................................   5

        Notes to Condensed Financial Statements ......................................   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations ............................................   7

PART II - Other Information
---------------------------

   Item 6.  Exhibits and Reports on Form 8-K .........................................  10

   Signatures ........................................................................  10

                               CHICO'S FAS, INC.
                            Condensed Balance Sheets
                                  (Unaudited)

                                                                          As of         As of
                                                                          5/3/97        2/1/97
                                                                       -----------   -----------
                                             ASSETS
Current Assets:
    Cash and cash equivalents                                          $ 3,257,447   $   832,176
    Receivables, net                                                       804,920       763,451
    Inventories                                                          6,698,382     7,845,362
    Prepaid expenses                                                       425,320       473,444
    Deferred taxes                                                       1,142,000     1,290,000
                                                                       -----------   -----------
        Total Current Assets                                            12,328,069    11,204,433
                                                                       -----------   -----------

Land, Building and Equipment:
    Cost                                                                22,837,185    22,330,612
    Less accumulated depreciation and amortization                      (5,501,068)   (5,093,660)
                                                                       -----------   -----------
        Land, Building and Equipment, Net                               17,336,117    17,236,952
                                                                       -----------   -----------

Other Assets:
    Certificate of Deposit                                               1,600,000     1,600,000
    Deferred taxes                                                         573,000       552,000
    Other assets                                                           712,348       654,673
                                                                       -----------   -----------
        Total Other Assets                                               2,885,348     2,806,673
                                                                       -----------   -----------
                                                                       $32,549,534   $31,248,058
                                                                       ===========   ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                   $ 3,049,640   $ 3,301,990
    Accrued liabilities                                                  2,752,736     2,461,026
    Accrued income taxes                                                   588,851            --
    Current portion of notes payable and lease obligations                 409,078       456,602
                                                                       -----------   -----------
        Total Current Liabilities                                        6,800,305     6,219,618
                                                                       -----------   -----------

Noncurrent Liabilities:
    Notes and capital leases payable                                     5,567,752     5,604,677
    Credit line payable                                                         --       284,919
    Deferred rent                                                        1,158,423     1,118,246
                                                                       -----------   -----------
        Total Noncurrent Liabilities                                     6,726,175     7,007,842
                                                                       -----------   -----------

Stockholders' Equity:
    Common stock                                                            78,841        78,841
    Additional paid-in capital                                           7,555,708     7,555,708
    Retained earnings                                                   11,388,505    10,386,049
                                                                       -----------   -----------
        Total Stockholders' Equity                                      19,023,054    18,020,598
                                                                       -----------   -----------
                                                                       $32,549,534   $31,248,058
                                                                       ===========   ===========


                                     Page 3
                             See Accompanying Notes

                               CHICO'S FAS, INC.
                         Condensed Statements of Income
                                  (Unaudited)


                                                                 Thirteen Weeks Ended
                                                               5/3/97           4/28/96
                                                            -----------       -----------
Net Sales by Company Stores                                 $18,296,447       $17,022,227
Net Sales to Franchisees                                        423,350           280,325
                                                            -----------       -----------
    NET SALES                                                18,719,797        17,302,552
Cost of Goods Sold                                            8,116,360         7,439,905
                                                            -----------       -----------
    Gross Profit                                             10,603,437         9,862,647

General, Administrative and Store Operating Expenses          8,815,301         7,956,100
                                                            -----------       -----------
       Income from Operations                                 1,788,136         1,906,547
Interest Expense, Net                                           116,680           106,179
                                                            -----------       -----------
       Income Before Taxes                                    1,671,456         1,800,368
Provision for Income Taxes                                      669,000           720,000
                                                            -----------       -----------
       NET INCOME                                           $ 1,002,456       $ 1,080,368
                                                            ===========       ===========

NET INCOME PER COMMON AND
    COMMON EQUIVALENT SHARE                                 $      0.13       $      0.13
                                                            ===========       ===========


Weighted average common and
    common equivalent shares outstanding                      7,884,118         8,006,666
                                                            ===========       ===========




                                     Page 4
                             See Accompanying Notes

                               CHICO'S FAS, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                 Thirteen Weeks Ended
                                                               5/3/97            4/28/96
                                                             ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                               $1,002,456        $1,080,368
                                                             ----------        ----------

    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                            529,610           446,655
       Deferred taxes                                           127,000            61,000
       Loss on disposal of property and equipment                48,547            25,602
       Increase (decrease) in deferred rent                      40,177            (9,962)
    Change in assets and liabilities:
       (Increase) decrease in receivables, net                  (41,469)          398,821
       Decrease (increase) in inventories                     1,146,980          (176,189)
       Decrease in prepaids and other assets                     41,029           108,225
       (Decrease) increase in accounts payable                 (252,350)          885,843
       Decrease in accrued liabilities                          291,710            76,258
       Increase in accrued income taxes                         588,851           358,735
                                                             ----------        ----------
         Total adjustments                                    2,520,085         2,174,988
                                                             ----------        ----------
       Net cash provided by operating activities              3,522,541         3,255,356
                                                             ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of land, buildings and equipment                  (627,902)         (392,116)
    Purchase of intangible assets                              (100,000)               --
                                                             ----------        ----------
       Net cash used in investing activities                   (727,902)         (392,116)
                                                             ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                           --           291,883
    Credit line payments                                       (284,919)         (255,816)
    Principal payments on debt                                  (84,449)          (86,549)
                                                             ----------        ----------
       Net cash used in financing activities                   (369,368)          (50,482)
                                                             ----------        ----------
         Net increase in cash and cash equivalents            2,425,271         2,812,758

CASH AND CASH EQUIVALENTS - Beginning of Period                 832,176           544,366
                                                             ----------        ----------

CASH AND CASH EQUIVALENTS - End of Period                    $3,527,447        $3,357,124
                                                             ==========        ==========


                                     Page 5
                             See Accompanying Notes

                                CHICO'S FAS, INC.
                     Notes to Condensed Financial Statements
                                   May 3, 1997
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Basis of Presentation

         The accompanying unaudited condensed financial statements of Chico's FAS, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and notes thereto for the year ended February 1, 1997, included in the Company's Annual Report on Form 10-K filed on April 30,1997. The February 1, 1997 balance sheet amounts were derived from audited financial statements included in the Company's Annual Report.

         Operating results for the thirteen weeks ended May 3, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

   Net Income Per Common and Common Equivalent Share

         Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods, adjusted to include the number of additional shares (none and 192,722 for the thirteen weeks ended May 3, 1997 and April 28,1996, respectively) that would have been outstanding if the stock options granted had been exercised, with the proceeds being used to buy shares from the market (i.e., the treasury stock method). Net income per common and common equivalent share represents both primary and fully diluted per share information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED MAY 3, 1997 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 28, 1996.

NET SALES. Net sales by Company-owned stores for the thirteen weeks ended May 3, 1997 increased by $1.3 million, or 7.5%, over net sales by Company-owned stores for the comparable thirteen weeks ended April 28, 1996. The increase was the result of $1.5 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of approximately $246,000 from three stores closed in 1996 and 1997), offset by a comparable Company-owned store net sales decrease of approximately $175,000.

Net sales to franchisees for the thirteen weeks ended May 3, 1997 increased by approximately $143,000, or 51.0% compared to net sales to franchisees for the thirteen weeks ended April 28, 1996. The Company believes that the increase in net sales to franchisees was primarily caused by a significant decrease in the volume of returned merchandise under the Company's new return policy implemented in mid 1996.

GROSS PROFIT. Gross profit for the thirteen weeks ended May 3, 1997, was $10.6 million, or 56.6% of net sales, compared with $9.9 million, or 57.0% of net sales for the thirteen weeks ended April 28, 1996. The decrease in the gross profit percentage primarily resulted from a revised merchandising strategy as the Company reduced price points to more effectively meet competitive price points.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $8.8 million, or 47.1% of net sales, in the thirteen weeks ended May 3, 1997 from $8.0 million, or 46.0% of net sales, in the thirteen weeks ended April 28, 1996 The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The increase in these expenses as a percentage of net sales was principally due to an increase in marketing and other direct store costs.

INTEREST EXPENSE, NET. Net interest expense increased to approximately $117,000 in the thirteen weeks ended May 3, 1997 from approximately $106,000 in the thirteen weeks ended April 28, 1996. This increase was primarily a result of average increased borrowings during the period under the Company's working capital credit lines.

NET INCOME. As a result of the factors discussed above, net income reflects a decrease of 7.2% to $1.0 million in the thirteen weeks ended May 3, 1997 from net income of $1.1 million in the thirteen weeks ended April 28, 1996.

COMPARABLE COMPANY STORE NET SALES. Comparable Company store net sales decreased by 1.1% in the thirteen weeks ended May 3, 1997 when compared to the comparable period in the thirteen weeks ended April 28, 1996. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months.

The Company believes that the decrease in comparable Company store net sales resulted from a less than desirable assortment, depth and inventory level of available merchandise combined with the Company's efforts, through markdowns and repricing of new and existing merchandise to return to its traditional Chico's look and pricing policies. Although the Company has experienced small positive comparable company store sales in March, April and May of fiscal 1998, it does not anticipate returning to a reasonably desirable assortment, depth and inventory level of available merchandise until late in the second quarter of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are for funding capital expenditures related to new store openings and merchandise inventory purchases.

During the thirteen weeks ended May 3, 1997 (fiscal 1998) and the thirteen weeks ended April 28,1996 (fiscal 1997), the Company's primary source of working capital was cash flow from operations of $3.5 million and $3.3 million, respectively. The increase in cash flow from operations was primarily due to a decrease in inventories by $1.1 million in the first thirteen weeks of fiscal 1998, as compared to an increase of approximately $176,000 in the first thirteen weeks of fiscal 1997. The decrease in inventories was primarily due to canceled orders for merchandise the Company did not feel met its pricing standards or did not represent its traditional look, combined with an effort to reduce the balance of goods held at the Company's distribution center. This increase in cash flow from operations was offset by a decrease in accounts payable and accrued liabilities in fiscal 1998 of approximately $39,000, versus a decrease in accounts payable and accrued liabilities of approximately $962,000 in fiscal 1997. To a lesser degree, the increase in cash flow from operations was offset by an increase in receivables of approximately $41,000 in fiscal 1998, versus a decrease in receivables of approximately $399,000 in fiscal 1997.

The Company invested approximately $628,000 during the first thirteen weeks of fiscal 1998 for capital expenditures primarily associated with the opening of four new (or reacquired) stores, the relocating of three existing stores and the remodeling of one existing store. In addition, the Company invested $100,000 in intangible assets associated with the reacquisition of one franchised store. The Company also closed, during this period, one store whose lease was due to expire and also has since closed one additional store in May 1997. During the first thirteen weeks of fiscal 1997, the Company invested approximately $392,000 for capital expenditures associated with the opening of one new store, the relocating of two existing stores and a companywide refixturing program which continued throughout fiscal 1997.

During the first quarter of fiscal 1997, one of the Company's former officers exercised 71,540 stock options at the price of $4.08. The proceeds from this issuance of stock amounted to approximately $292,000.

The Company repaid under its then available credit lines approximately $285,000 and $256,000 in the first 13 weeks of fiscal 1998 and 1997 , respectively. In addition, the Company repaid other indebtedness of approximately $84,000 and $87,000 in the same periods.

As more fully described in "Item 1-Business" appearing on pages 13 through 16 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997, the Company is subject to ongoing risks associated with imports. The Company's reliance on sourcing from foreign countries causes the Company to be exposed to certain unique business and political risks. Import restrictions, including tariffs and quotas, and changes in such tariffs or quotas could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and have an adverse effect on the Company's business, financial condition and/or results of operations. The Company's merchandise flow could also be adversely affected by political instability in any of the countries in which its goods are manufactured, by significant fluctuations in the value of the U.S. dollar against applicable foreign currencies and by restrictions on the transfer of funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company plans to open approximately 8 to 12 new stores in fiscal 1998, 3 of which were open as of May 31, 1997. The Company believes that the liquidity needed for its planned new store growth, remodel program and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. If cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods, the Company might need to seek other sources of financing to conduct its operations or pursue its expansion plans and there can be no assurance that such other sources of financing would be available.

SEASONALITY AND INFLATION

The Company has historically experienced, and expects to continue to experience, seasonal fluctuations in its sales and net income. Historically, a greater portion of the Company's sales have been realized during the period from approximately November 1 through March 31, thus impacting the first and fourth quarters. Historically, sales generated during this period have had a significant impact on the Company's results of operations. Fewer of the Company's new stores have been opened in warm-weather tourist locations and, as a result, the difference in sales and net income during these quarters of the fiscal year has been reduced. Moreover, performance during the first quarter of fiscal 1997 and during the first quarter of fiscal 1998 has been negatively impacted by separate transitions needed to clear out the old merchandise and prepare for the arrival of new designs and styles.

Even though the Company is not as dependent on the Christmas selling season as many other retailers are, sales in the months of November and December are still expected to continue to represent, in the future, a greater portion of the Company's sales. If for any reason the Company's sales during November and December do not represent increased sales activity as compared with the remainder of the year( as was the case in fiscal 1997 ), or if there is a decrease in availability of working capital in the months prior to November and December, the Company's profitability could be materially and adversely affected. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new stores openings, the net sales contributed by new stores, and store closings.

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the first thirteen weeks of fiscal 1998 and during the first thirteen weeks of fiscal 1997.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This 10-Q contains forward looking statements which reflect the current views of the Company with respect to certain events that could have an effect on the Company's future financial performance. These statements include the words "expects," "believes," and similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include ability to secure customer acceptance of Chico's styles, propriety of inventory mix and sizing, quality of merchandise received from vendors, timeliness of vendor production and deliveries, increased competition, extent of the market demand by women for private label clothing and related accessories, adequacy and perception of customer service, ability to coordinate product development along with buying and planning, rate of new store openings, performance of management information systems, ability to hire, train, energize and retain

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS (CONTINUED)

qualified sales associates and other employees, availability of quality store sites, ability to hire and retain qualified managerial employees and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company's heavy reliance on sourcing from foreign vendors including the impact of work stoppages, transportation delays and other interruptions, political instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards such foreign countries and other similar factors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits: 27            Financial Data Schedule

   (b) Reports on Form 8-K:    The Company did not file any reports on Form 8-K
                               during the thirteen weeks ended May 3, 1997


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 9, 1997            By:  /s/ Marvin Gralnick
      --------------              ----------------------------------------------
                                    Marvin Gralnick
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:  June 9, 1997            By:  /s/ Charles J. Kleman
      --------------              ----------------------------------------------
                                    Charles J. Kleman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)