Form 10-Q
period 1997-08-02
CHICOS FAS INC
filed 1997-09-05
CIK 897429

                                                                      FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT


   For the Quarter Ended:                      Commission File Number:
       August 2, 1997                                   0-21258

                                CHICO'S FAS, INC.
               (Exact name of registrant as specified in charter)


           Florida                                       59-2389435
  (State of Incorporation)                 (I.R.S. Employer Identification No.)


                 11215 Metro Parkway, Fort Myers, Florida 33912
                    (Address of principal executive offices)


                                  941-277-6200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                          ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At September 4, 1997, there were 7,900,718 shares outstanding of Common Stock, $.01 par value per share.

                                CHICO'S FAS, INC.

                                      Index


PART I - Financial Information                                                                                Page

    Item 1.      Financial Statements (Unaudited):

        Condensed Balance Sheets - August 2, 1997 and February 1, 1997............................................3

        Condensed Statements of Income for the Thirteen and Twenty-Six Week Periods Ended
             August 2, 1997 and July 28, 1996.....................................................................4

        Condensed Statements of Cash Flows for the Twenty-Six Weeks Ended
             August 2, 1997 and July 28, 1996.....................................................................5

        Notes to Condensed Financial Statements...................................................................6

    Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................................7

PART II - Other Information

    Item 4.      Submission of Matters to a Vote of Security Holders.............................................11

    Item 6.      Exhibits and Reports on Form 8-K................................................................13

    Signatures   ................................................................................................13

                                CHICO'S FAS, INC.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                  As of               As of
                                                                 8/2/97              2/1/97
                                                              ------------       -------------
                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                   $  5,283,212       $    832,176
  Receivables, net                                                 761,541            763,451
  Inventories                                                    6,193,796          7,845,362
  Prepaid expenses                                                 395,927            473,444
  Deferred taxes                                                 1,126,000          1,290,000
                                                              ------------       ------------
      Total Current Assets                                      13,760,476         11,204,433
                                                              ------------       ------------

LAND, BUILDING AND EQUIPMENT:
  Cost                                                          22,967,592         22,330,612
  Less accumulated depreciation and amortization                (5,953,007)        (5,093,660)
                                                              ------------       ------------
      Land, Building and Equipment, Net                         17,014,585         17,236,952
                                                              ------------       ------------

OTHER ASSETS:
  Certificate of Deposit                                         1,600,000          1,600,000
  Deferred taxes                                                   603,000            552,000
  Other assets                                                     683,409            654,673
                                                              ------------       ------------
      Total Other Assets                                         2,886,409          2,806,673
                                                              ------------       ------------
                                                              $ 33,661,470       $ 31,248,058
                                                              ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                            $  3,677,339       $  3,301,990
  Accrued liabilities                                            2,857,865          2,461,026
  Current portion of notes payable and lease obligations           365,817            456,602
                                                              ------------       ------------
      Total Current Liabilities                                  6,901,021          6,219,618
                                                              ------------       ------------

NONCURRENT LIABILITIES:
  Notes and capital leases payable                               5,530,545          5,604,677
  Credit line payable                                                   --            284,919
  Deferred rent                                                  1,202,856          1,118,246
                                                              ------------       ------------
      Total Noncurrent Liabilities                               6,733,401          7,007,842
                                                              ------------       ------------

STOCKHOLDERS' EQUITY:
  Common stock                                                      78,991             78,841
  Additional paid-in capital                                     7,591,997          7,555,708
  Retained earnings                                             12,356,060         10,386,049
                                                              ------------       ------------
      Total Stockholders' Equity                                20,027,048         18,020,598
                                                              ------------       ------------
                                                              $ 33,661,470       $ 31,248,058
                                                              ============       ============


                                     Page 3
                             See Accompanying Notes

                                CHICO'S FAS, INC.
                         Condensed Statements of Income
                                   (Unaudited)


                                         Twenty-Six Weeks Ended               Thirteen Weeks Ended
                                         8/2/97          7/28/96           8/2/97            7/28/96
                                       -----------      -----------      -----------      -----------

Net Sales by Company Stores            $37,972,393      $32,600,795      $19,675,946      $15,578,568
Net Sales to Franchisees                   827,978          775,046          404,628          494,721
                                       -----------      -----------      -----------      -----------
    NET SALES                           38,800,371       33,375,841       20,080,574       16,073,289
Cost of Goods Sold                      17,278,890       13,432,773        9,162,530        5,992,868
                                       -----------      -----------      -----------      -----------
    Gross Profit                        21,521,481       19,943,068       10,918,044       10,080,421

General, Administrative and Store
    Operating Expenses                  18,035,809       16,382,731        9,220,508        8,426,631
                                       -----------      -----------      -----------      -----------
        Income from Operations           3,485,672        3,560,337        1,697,536        1,653,790
Interest Expense, Net                      202,660          191,971           85,980           85,792
                                       -----------      -----------      -----------      -----------
        Income Before Taxes              3,283,012        3,368,366        1,611,556        1,567,998
Provision for Income Taxes               1,313,000        1,347,000          644,000          627,000
                                       -----------      -----------      -----------      -----------
        NET INCOME                     $ 1,970,012      $ 2,021,366      $   967,556      $   940,998
                                       ===========      ===========      ===========      ===========

NET INCOME PER COMMON AND
    COMMON EQUIVALENT SHARE            $      0.25      $      0.25      $      0.12      $      0.11
                                       ===========      ===========      ===========      ===========

Weighted average common and
    common equivalent shares
    outstanding                          8,001,411        8,074,692        8,058,798        8,245,624
                                       ===========      ===========      ===========      ===========







                                     Page 4
                             See Accompanying Notes

                                CHICO'S FAS, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                   Twenty-Six Weeks Ended
                                                                  8/2/97            7/28/96
                                                              ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                  $  1,970,011       $  2,021,367
                                                              ------------       ------------

  Adjustments to reconcile net income to net cash
  provided by operating activities:
      Depreciation and amortization                              1,062,713            904,066
      Deferred taxes                                               113,000            (43,000)
      Loss on disposal of property and equipment                   126,502            133,069
      Increase (decrease) in deferred rent                          84,610            (23,041)
  Change in assets and liabilities:
      Decrease in receivables, net                                   1,910            348,867
      Decrease (increase) in inventories                         1,651,566         (1,014,794)
      Decrease in prepaids and other assets                         49,945             23,774
      Increase in accounts payable                                 375,349            866,516
      Increase in accrued liabilities                              315,173          1,706,198
                                                              ------------       ------------
         Total adjustments                                       3,780,768          2,901,655
                                                              ------------       ------------
      Net cash provided by operating activities                  5,750,779          4,923,022
                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of fixed assets                               34,500                 --
  Purchase of land, buildings and equipment                       (902,512)        (1,075,810)
  Purchase of intangible assets                                   (100,000)           (60,000)
                                                              ------------       ------------
      Net cash used in investing activities                       (968,012)        (1,135,810)
                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                            36,439            452,588
  Credit line payments                                            (284,919)          (255,816)
  Principal payments on debt                                       (83,251)          (310,364)
                                                              ------------       ------------
      Net cash used in financing activities                       (331,731)          (113,592)
                                                              ------------       ------------
         Net increase in cash and cash equivalents               4,451,036          3,673,620

CASH AND CASH EQUIVALENTS - Beginning of Period                    832,176            544,366
                                                              ------------       ------------

CASH AND CASH EQUIVALENTS - End of Period                     $  5,283,212       $  4,217,986
                                                              ============       ============



                                     Page 5
                             See Accompanying Notes

                                CHICO'S FAS, INC.
                     Notes to Condensed Financial Statements
                                  August 2,1997
                                   (Unaudited)


I.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation

        The accompanying unaudited condensed financial statements of Chico's FAS, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and notes thereto for the year ended February 1, 1997, included in the Company's Annual Report on Form 10-K filed on April 30, 1997. The February 1, 1997 balance sheet amounts included in this report were derived from audited financial statements included in the Company's Annual Report.

        Operating results for the twenty-six weeks ended August 2, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

    Net Income Per Common and Common Equivalent Share

        Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods, adjusted to include the number of additional shares (112,041 and 231,763 for the twenty-six weeks ended August 2, 1997 and July 28, 1996, respectively and 164,176 and 373,710 for the thirteen weeks ended August 2, 1997 and July 28, 1996, respectively) that would have been outstanding if the stock options granted had been exercised, with the proceeds being used to buy shares from the market (i.e., the treasury stock method). Net income per common and common equivalent share represents both primary and fully diluted per share information.

    Recent Accounting Pronouncements

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" which establishes standards for computing and presenting earnings per share. The statement replaces the presentation of primary earnings per share on the income statement and provides for certain disclosures. The Company will adopt Statement No. 128 in the Fourth quarter of fiscal 1998 and does not believe the effect of adoption will be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED AUGUST 2, 1997 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 28, 1996.

NET SALES. Net sales by Company-owned stores for the thirteen weeks ended August 2, 1997 increased by $4.1 million, or 26.3%, over net sales by Company-owned stores for the comparable twenty-six weeks ended July 28, 1996. The increase was the result of $1.8 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of approximately $410,000 from four stores closed in 1996 and 1997), a comparable Company-owned store net sales increase of $2.0 million , and approximately $464,000 in additional sales resulting from the liquidation of inventory through an independent liquidator.

Net sales to franchisees for the thirteen weeks ended August 2, 1997 decreased by approximately $90,000, or 18.2% compared to net sales to franchisees for the thirteen weeks ended July 28, 1996. The Company believes that the decrease in net sales to franchisees was primarily caused by the reacquisition of one franchise in fiscal 1998 and a decrease in purchases from the Company's largest franchisee.

GROSS PROFIT. Gross profit for the thirteen weeks ended August 2, 1997, was $10.9 million, or 54.4% of net sales, compared with $10.1 million, or 62.7% of net sales for the thirteen weeks ended July 28, 1996. The decrease in the gross profit percentage primarily resulted from a revised merchandising strategy as the Company reduced price points to more effectively meet competitive price points and increased sales promotions and other markdowns at both front line and outlet stores in an effort to reduce the Company's levels of inventories, particularly older inventory that was being held at the Company's warehouse for future clearance. To a lesser degree, the decrease in gross margins resulted from (1) increased freight costs associated with an increased use of air shipments as the Company attempted to rapidly increase its in-store inventory levels of newer merchandise, (2) a sale, at cost, of approximately $464,000 of inventory to an independent liquidator, and (3) additional inventory charges associated with the remaining older designs and styles.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $9.2 million, or 45.9% of net sales, in the thirteen weeks ended August 2, 1997 from $8.4 million, or 52.4% of net sales, in the thirteen weeks ended July 28, 1996. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to direct store costs, including store compensation, which decreased by 4.1% of net sales due to leverage associated with the Company's 13.3% comparable store sales increase for the quarter, combined with improved management of store payroll costs. To a lesser degree, the decrease is also associated with the recognition of approximately $227,000 of net business interruption insurance proceeds related to the temporary closing of one of the Company's stores.

INTEREST EXPENSE, NET. Net interest expense remained relatively level at approximately $86,000 in the thirteen weeks ended August 2, 1997 and in the thirteen weeks ended July 28, 1996. Although the net expense remained relatively level, the amount included an increase in gross interest expense attributable to an increase in the variable rate of the Company's mortgage note, offset by increased interest earnings from the Company's increased cash position.

NET INCOME. As a result of the factors discussed above, net income reflects an increase of 2.8% to $1.0 million in the thirteen weeks ended August 2, 1997 from net income of approximately $941,000 in the thirteen weeks ended July 28, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED AUGUST 2, 1997 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 28, 1996. (CONTINUED)

COMPARABLE COMPANY STORE NET SALES. Comparable Company store net sales increased by 13.3% in the thirteen weeks ended August 2, 1997 when compared to the comparable period in the thirteen weeks ended July 28, 1996. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months. The Company believes that the increase in comparable Company store net sales resulted primarily from the Company's return in June 1997 to its traditional Chico's look and pricing policies. The Company now believes it has returned to a reasonably desirable assortment, depth and inventory level of available merchandise. The Company also believes that the increase in comparable store sales was fueled by promotions, sales and markdowns of previous styles and designs as well as the Company's national sidewalk sale held in July 1997.

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 28, 1996.

NET SALES. Net sales by Company-owned stores for the twenty-six weeks ended August 2, 1997 increased by $5.4 million, or 16.5%, over net sales by Company-owned stores for the comparable twenty-six weeks ended July 28, 1996. The increase was the result of $3.3 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of approximately $656,000 from four stores closed in 1996 and 1997), a comparable Company-owned store net sales increase of $1.7 million, and approximately $464,000 in additional sales resulting from the liquidation of inventory through an independent liquidator.

Net sales to franchisees for the twenty-six weeks ended August 2, 1997 increased by approximately $53,000, or 6.8% compared to net sales to franchisees for the twenty-six weeks ended July 28, 1996. The Company believes that the increase in net sales to franchisees was primarily caused by a significant decrease in the volume of returned merchandise under the Company's new return policy implemented in mid 1996, offset by the reacquisition of one franchise in fiscal 1998 and a decrease in purchases from the Company's largest franchisee.

GROSS PROFIT. Gross profit for the twenty-six weeks ended August 2, 1997, was $21.5 million, or 55.5% of net sales, compared with $19.9 million, or 59.8% of net sales for the twenty-six weeks ended July 28, 1996. The decrease in the gross profit percentage primarily resulted from a revised merchandising strategy as the Company reduced price points to more effectively meet competitive price points and increased sales promotions and other markdowns at both front line and outlet stores in an effort to reduce the Company's levels of inventories, particularly older inventory that was being held at the Company's warehouse for future clearance. To a lesser degree, the decrease in gross margins resulted from (1) increased freight costs associated with an increased use of air shipments as the Company attempted to rapidly increase its in-store inventory levels of newer merchandise, (2) a sale, at cost, of approximately $464,000 of inventory to an independent liquidator, and (3) additional inventory charges associated with the remaining older designs and styles. The company is making efforts to improve gross margin by several percentage points over the 55.5% gross margin for the 26 weeks ended August 2, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 28, 1996. (CONTINUED)

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $18.0 million, or 46.5% of net sales, in the twenty-six weeks ended August 2, 1997 from $16.4 million, or 49.1% of net sales, in the twenty-six weeks ended July 28, 1996. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to direct store costs which decreased by 1.3% of net sales due to leverage associated with the Company's 5.8% comparable store sales increase. To a lesser degree, the decrease is also attributable to the insurance proceeds discussed in "Results of Operations-Thirteen Weeks ended August 2, 1997", but was offset by an increase in marketing expenses as a percent of sales.

INTEREST EXPENSE, NET. Net interest expense increased to approximately $203,000 in the twenty-six weeks ended August 2, 1997 from approximately $192,000 in the twenty-six weeks ended July 28, 1996. This increase was primarily a result of an increase in the variable interest rate associated with the Company's mortgage note.

NET INCOME. As a result of the factors discussed above, net income reflects a decrease of 2.5% to $1.97 million in the twenty-six weeks ended August 2, 1997 from net income of $2.02 million in the twenty-six weeks ended July 28, 1996.

COMPARABLE COMPANY STORE NET SALES. Comparable Company store net sales increased by 5.8% in the twenty-six weeks ended August 2, 1997 when compared to the comparable period in the twenty-six weeks ended July 28, 1996. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months. The Company believes that the increase in comparable Company store net sales resulted primarily form the Company's return in June 1997 to its traditional Chico's look and pricing policies. The Company now believes it has returned to a reasonably desirable assortment, depth and inventory level of available merchandise. The Company also believes that the increase in comparable store sales was fueled by promotions, sales and markdowns of previous styles and designs as well as the Company's national sidewalk sale held in July 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are for funding capital expenditures related to new store openings and merchandise inventory purchases.

During the twenty-six weeks ended August 2, 1997 (fiscal 1998) and the twenty-six weeks ended July 28,1996 (fiscal 1997), the Company's primary source of working capital was cash flow from operations of $5.8 million and $4.9 million, respectively. The increase in cash flow from operations was primarily due to a decrease in inventories by $1.7 million in the first twenty-six weeks of fiscal 1998, as compared to an increase of $1.0 million in the first twenty-six weeks of fiscal 1997. The decrease in inventories was primarily due to the Company's ongoing effort through markdowns, promotions, sales, and liquidation to reduce the balance of goods held at the Company's distribution center. This increase in cash flow from operations was offset by a increase in accounts payable and accrued liabilities in fiscal 1998 of approximately $691,000, versus a increase in accounts payable and accrued liabilities of $2.6 million in fiscal 1997. The increase in the fiscal 1997 accounts payable and accrued liabilities was principally caused by the timing of inventory receipts as well as the timing of income tax estimate payments. To a lesser degree, the increase in cash flow from operations was offset by a decrease in receivables of approximately $2,000 in fiscal 1998, versus a decrease in receivables of approximately $349,000 in fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company invested approximately $903,000 during the first twenty-six weeks of fiscal 1998 for capital expenditures primarily associated with the opening of six new (or reacquired) stores, the relocating of three existing stores and the remodeling of several existing stores. In addition, the Company invested $100,000 in intangible assets associated with the reacquisition of one franchised store. The Company also sold a small piece of land it originally acquired for its headquarters (with a cost of approximately $60,000) for approximately $35,000. The Company also closed during this period two stores, has since closed two additional stores in August 1997 and intends to close one more store this fiscal year. During the first twenty-six weeks of fiscal 1997, the Company invested $1.1 million for capital expenditures associated with the opening of three new stores, the remodeling of four existing stores and a companywide refixturing program which continued throughout fiscal 1997.

The Company repaid under its then available credit lines approximately $285,000 and $256,000 in the first twenty-six weeks of fiscal 1998 and 1997, respectively. In addition, the Company repaid other indebtedness of approximately $83,000 and $310,000 in the same periods. As more fully described in "Item 1-Business" appearing on pages 13 through 16 of the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 1997, the Company is subject to ongoing risks associated with imports. The Company's reliance on sourcing from foreign countries causes the Company to be exposed to certain unique business and political risks. Import restrictions, including tariffs and quotas, and changes in such tariffs or quotas could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and have an adverse effect on the Company's business, financial condition and/or results of operations. The Company's merchandise flow could also be adversely affected by political instability in any of the countries in which its goods are manufactured, by significant fluctuations in the value of the U.S. dollar against applicable foreign currencies and by restrictions on the transfer of funds.

The Company plans to open approximately 10 to 12 new stores in fiscal 1998, 6 of which were open as of August 31, 1997 and the Company plans to open 16 to 20 new stores in fiscal 1999. The Company believes that the liquidity needed for its planned new store growth, remodel program and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. If cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods, the Company might need to seek other sources of financing to conduct its operations or pursue its expansion plans and there can be no assurance that such other sources of financing would be available.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SEASONALITY AND INFLATION (CONTINUED)

Even though the Company is not as dependent on the Christmas selling season as many other retailers are, sales in the months of November and December are still expected to continue to represent, in the future, a greater portion of the Company's sales. If for any reason the Company's sales during November and December do not represent increased sales activity as compared with the remainder of the year (as was the case in fiscal 1997 ), or if there is a decrease in availability of working capital in the months prior to November and December, the Company's profitability could be materially and adversely affected. The Company's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new stores openings, the net sales contributed by new stores, and store closings.

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the first twenty-six weeks of fiscal 1998 and during the first twenty-six weeks of fiscal 1997.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This 10-Q may contain forward looking statements which reflect the current views of the Company with respect to certain events that could have an effect on the Company's future financial performance. These statements include the words "expects," "believes," and similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include ability to secure customer acceptance of Chico's styles, propriety of inventory mix and sizing, quality of merchandise received from vendors, timeliness of vendor production and deliveries, increased competition, extent of the market demand by women for private label clothing and related accessories, adequacy and perception of customer service, ability to coordinate product development along with buying and planning, rate of new store openings, performance of management information systems, ability to hire, train, energize and retain qualified sales associates and other employees, availability of quality store sites, ability to hire and retain qualified managerial employees and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company's heavy reliance on sourcing from foreign vendors including the impact of work stoppages, transportation delays and other interruptions, political instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards such foreign countries and other similar factors.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on June 17, 1997. There were 7,884,118 shares of Common Stock entitled to vote. The following matters were voted upon at the meeting:

(a) Board of directors proposal to approve an increase in the number of members of the Board of Directors from five members to six members through the addition of one Class III Director position.

         Voting Results:      For the proposal:                 7,314,619
                              Against the proposal:               101,788
                              Abstentions:                         31,465

(b)      Election of Directors--

                                                          Votes         Votes
                                                           For         Withheld
         Class I - Term Expiring in 2000:             ------------    ----------
         Charles J. Kleman                             6,984,030       463,842
         Ross E. Roeder                                7,327,230       120,642

         Class III - Term Expiring in 1999:
         John Burden                                   7,378,330        69,542

The terms of office for the other directors continued after the meeting as follows: Marvin J. Gralnick (1999), Helene B. Gralnick (1998), and Verna Gibson
(1998).

(c) Board of Directors proposal to ratify the appointment of Arthur Andersen LLP as independent certified public accountants.

         Voting Results:      For the proposal:                    7,403,203
                              Against the proposal:                   19,684
                              Abstentions:                            24,985

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:     10.1        Nonemployee Stock Option Agreement by and
                                  between Chico's FAS, Inc. and
                                  Verna Gibson dated May 13, 1997
                      10.2        Nonemployee Stock Option Agreement by and
                                  between Chico's FAS, Inc. and
                                  Ross Roeder dated June 17, 1997
                      10.3        Nonemployee Stock Option Agreement by and
                                  between Chico's FAS, Inc. and
                                  John Burden dated June 17, 1997
                      10.4        Nonemployee Stock Option Agreement by and
                                  between Chico's FAS, Inc. and
                                  Verna Gibson dated June 17, 1997
                      27          Financial Data Schedule (for SEC use only)

    (b) Reports on Form 8-K:      The Company did not file any reports on
                                  Form 8-K during the twenty-six weeks
                                  ended August 2, 1997


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     September 4, 1997           By:           /s/ Marvin Gralnick
       ---------------------                   ----------------------------
                                               Marvin Gralnick
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date:     September 4, 1997           By:           /s/ Charles J. Kleman
       ----------------------                  ----------------------------
                                               Charles J. Kleman
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)