Form 10-Q
period 1997-11-01
CHICOS FAS INC
filed 1997-12-16
CIK 897429

                                                                      FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT


              For the Quarter Ended:            Commission File Number:
                 November 1, 1997                      0-21258

                               CHICO'S FAS, INC.
               (Exact name of registrant as specified in charter)


                     Florida                            59-2389435
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

At December 12, 1997, there were 8,011,117 shares outstanding of Common Stock, $.01 par value per share.

                               CHICO'S FAS, INC.

                                     Index


                                                                                                             Page
PART I - Financial Information
   Item 1.  Financial Statements (Unaudited):

        Condensed Balance Sheets - November 1, 1997 and February 1, 1997  . . . . . . . . . . . . . . . . .   3

        Condensed Statements of Income for the Thirteen and Thirty-Nine Week Periods Ended
            November 1, 1997 and October 27, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

        Condensed Statements of Cash Flows for the Thirty-Nine Weeks Ended
            November 1, 1997 and October 27, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

        Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

PART II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

   Signatures     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11


                               CHICO'S FAS, INC.
                            Condensed Balance Sheets
                                  (Unaudited)

                                                                                   As of               As of
                                                                                  11/1/97              2/1/97
                                                                             -----------------   ----------------
                                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $     4,390,143     $      832,176
   Receivables, net                                                                  872,864            763,451
   Inventories                                                                     8,560,681          7,845,362
   Prepaid expenses                                                                  507,252            473,444
   Deferred taxes                                                                  1,229,000          1,290,000
                                                                             ---------------     ---------------
        Total Current Assets                                                      15,559,940         11,204,433
                                                                             ---------------     --------------

LAND, BUILDING AND EQUIPMENT:
   Cost                                                                           23,444,068         22,330,612
   Less accumulated depreciation and amortization                                 (6,227,477)        (5,093,660)
                                                                             ---------------     --------------
       Land, Building and Equipment, Net                                          17,216,591         17,236,952
                                                                             ---------------     --------------
OTHER ASSETS:
   Certificate of deposit                                                          1,000,000          1,600,000
   Deferred taxes                                                                    564,000            552,000
   Other assets                                                                      627,116            654,673
                                                                             ---------------     --------------
        Total Other Assets                                                         2,191,116          2,806,673
                                                                             ---------------     --------------
                                                                             $    34,967,647     $   31,248,058
                                                                             ===============     ==============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                          $     3,846,019     $    3,301,990
   Accrued liabilities                                                             3,133,351          2,461,026
   Current portion of noncurrent liabilities                                         308,777            456,602
                                                                             ---------------     --------------
        Total Current Liabilities                                                  7,288,147          6,219,618
                                                                             ---------------     --------------

NONCURRENT LIABILITIES:
   Notes and capital leases payable                                                5,493,052          5,604,677
   Credit line payable                                                                -                 284,919
   Deferred rent                                                                   1,189,700          1,118,246
                                                                             ---------------     --------------
        Total Noncurrent Liabilities                                               6,682,752          7,007,842
                                                                             ---------------     --------------

STOCKHOLDERS' EQUITY:
   Common stock                                                                       79,018             78,841
   Additional paid-in capital                                                      7,606,138          7,555,708
   Retained earnings                                                              13,311,592         10,386,049
                                                                             ---------------     --------------
        Total Stockholders' Equity                                                20,996,748         18,020,598
                                                                             ---------------     --------------
                                                                             $    34,967,647     $   31,248,058
                                                                             ===============     ==============





                                     Page 3
                             See Accompanying Notes

                               CHICO'S FAS, INC.
                         Condensed Statements of Income
                                  (Unaudited)


                                              Thirty-Nine Weeks Ended                    Thirteen Weeks Ended
                                             11/1/97            10/27/96              11/1/97             10/27/96
                                        -----------------   -----------------    -----------------   -----------------
Net Sales by Company Stores             $      56,304,505   $      47,703,631    $      18,332,112   $      15,102,836
Net Sales to Franchisees                        1,419,240           1,399,472              591,262             624,426
                                        -----------------   -----------------    -----------------   -----------------
   NET SALES                                   57,723,745          49,103,103           18,923,374          15,727,262
Cost of Goods Sold                             25,318,077          19,791,672            8,039,187           6,358,899
                                        -----------------   -----------------    -----------------   -----------------
   Gross Profit                                32,405,668          29,311,431           10,884,187           9,368,363

General, Administrative and Store
   Operating Expenses                          27,255,961          24,559,809            9,220,152           8,177,078
                                        -----------------   -----------------    -----------------   -----------------
      Income from Operations                    5,149,707           4,751,622            1,664,035           1,191,285
Interest Expense, Net                             273,163             290,292               70,503              98,321
                                        -----------------   -----------------    -----------------   -----------------
      Income Before Taxes                       4,876,544           4,461,330            1,593,532           1,092,964
Provision for Income Taxes                      1,951,000           1,784,000              638,000             437,000
                                        -----------------   -----------------    -----------------   -----------------
      NET INCOME                        $       2,925,544   $       2,677,330    $         955,532   $         655,964
                                        =================   =================    =================   =================
NET INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE              $            0.36   $            0.33    $            0.12   $            0.08
                                        =================   =================    =================   =================

Weighted average common and
   common equivalent shares
   outstanding                                  8,137,236           8,088,416            8,216,096           8,119,022
                                        =================   =================    =================   =================





                                     Page 4
                             See Accompanying Notes

                               CHICO'S FAS, INC.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                                                  Thirty-Nine Weeks Ended
                                                                                 11/1/97           10/27/96
                                                                             ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $       2,925,544     $     2,677,330
                                                                         -----------------     ---------------

   Adjustments to reconcile net income to net cash
   provided by operating activities:
        Depreciation and amortization                                            1,598,110           1,378,596
        Deferred taxes                                                              49,000             (95,000)
        Loss on disposal of property and equipment                                 239,899             198,368
        Increase (decrease) in deferred rent                                        71,454              (8,394)
   Change in assets and liabilities:
        (Increase) decrease in receivables, net                                   (109,413)            277,786
        Increase in inventories                                                   (715,319)         (2,590,257)
        Decrease in prepaids and other assets                                      545,496              37,591
        Increase in accounts payable                                               544,029             230,851
        Increase in accrued liabilities                                            672,325             621,571
                                                                         -----------------     ---------------
                Total adjustments                                                2,895,581              51,112
                                                                         -----------------     ---------------
            Net cash provided by operating activities                            5,821,125           2,728,442
                                                                         -----------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets                                               34,500              -
   Purchase of land, buildings and equipment                                    (1,703,896)         (2,170,089)
                                                                         -----------------     ---------------
             Net cash used in investing activities                              (1,669,396)         (2,170,089)
                                                                         -----------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                                      50,607             459,164
   Credit line payments                                                           (284,919)           (255,816)
   Principal payments on debt                                                     (259,450)           (358,259)
   Deferred finance costs                                                         (100,000)           (152,536)
                                                                         -----------------     ---------------
        Net cash used in financing activities                                     (593,762)           (307,447)
                                                                         -----------------     ---------------
        Net increase in cash and cash equivalents                                3,557,967             250,906

CASH AND CASH EQUIVALENTS - Beginning of Period                                    832,176             544,366
                                                                         -----------------     ---------------
CASH AND CASH EQUIVALENTS - End of Period                                $       4,390,143     $       795,272
                                                                         =================     ===============




                                     Page 5
                             See Accompanying Notes

                               CHICO'S FAS, INC.
                    Notes to Condensed Financial Statements
                                November 1, 1997
                                  (Unaudited)

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

        Operating results for the thirty-nine weeks ended November 1, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year.

   Net Income Per Common and Common Equivalent Share

        Net income per common and common equivalent share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during the periods, adjusted to include the number of additional shares (314,789 and 232,534 for the thirty-nine weeks ended November 1, 1997 and October 27, 1996, respectively and 243,887 and 237,233 for the thirteen weeks ended November 1, 1997 and October 27, 1996, respectively) that would have been outstanding if the stock options granted had been exercised, with the proceeds being used to buy shares from the market (i.e., the treasury stock method). Net income per common and common equivalent share represents both primary and fully diluted per share information.

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

2.  RENEWED CREDIT FACILITIES

        In December 1997 the Company renewed its $6 million letter and line of credit facilities such that the facilities now expire in May 1999 and the mortgage note is no longer cross collateralized with the letter and line of credit facilities. In addition, the interest rate provisions of the letter and line of credit facilities were modified to permit reductions of the interest rate from prime plus 1% to prime, based on the Company's financial performance. As of the date of the renewal, the Company's financial performance allows for the interest rate to be set at prime. Certain of the financial covenants were modified to reflect the Company's improved financial performance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 27, 1996.

NET SALES. Net sales by Company-owned stores for the thirteen weeks ended November 1, 1997 increased by $3.2 million, or 21.4%, over net sales by Company-owned stores for the comparable thirteen weeks ended November 1, 1996. The increase was the result of $1.5 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of approximately $532,000 from six stores closed in 1996 and 1997), and a comparable Company-owned store net sales increase of $1.7 million.

Net sales to franchisees for the thirteen weeks ended November 1, 1997 decreased by approximately $33,000, or 5.3% compared to net sales to franchisees for the thirteen weeks ended October 27, 1996. The Company believes that the decrease in net sales to franchisees was primarily caused by the reacquisition of two franchised stores in fiscal 1998 and fiscal 1997.

GROSS PROFIT. Gross profit for the thirteen weeks ended November 1, 1997, was $10.9 million, or 57.5% of net sales, compared with $9.4 million, or 59.6% of net sales for the thirteen weeks ended October 27, 1996. The decrease in the gross profit percentage primarily resulted from a revised merchandising strategy as the Company reduced price points to more effectively meet competitive price points and increased sales promotions and other markdowns at both front line and outlet stores in an effort to carry out a strategy of maintaining lower levels of inventories held at the Company's warehouse for future clearance. To a lesser degree, the decrease in gross margins resulted from increased freight costs due to an increased use of air shipments as the Company attempted to rapidly increase its in-store inventory levels of newer merchandise.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $9.2 million, or 48.7% of net sales, in the thirteen weeks ended November 1, 1997 from $8.2 million, or 52.0% of net sales, in the thirteen weeks ended October 27, 1996. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with new store openings. The decrease in these expenses as a percentage of net sales was principally due to direct store costs, including store compensation, which decreased by 3.6% of net sales due to leverage associated with the Company's 12.0% comparable store sales increase for the quarter, net of an increase in marketing and promotion costs as a percent of sales.

INTEREST EXPENSE, NET. Net interest expense decreased to approximately $71,000 in the thirteen weeks ended November 1, 1997 from approximately $98,000 in the thirteen weeks ended October 27, 1996. Although the net expense remained relatively level, the amount included a small increase in gross interest expense attributable to an increase in the variable rate of the Company's mortgage note, offset by increased interest earnings from the Company's increased cash position.

NET INCOME. As a result of the factors discussed above, net income reflects an increase of 45.6% to $1.0 million in the thirteen weeks ended November 1, 1997 from net income of approximately $656,000 in the thirteen weeks ended October 27, 1996. The provision for income taxes represented an effective rate of 40.0% for the thirteen weeks ended November 1, 1997 and October 27, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 27, 1996. (CONTINUED)

COMPARABLE COMPANY STORE NET SALES. Comparable Company store net sales increased by 12.0% in the thirteen weeks ended November 1, 1997 when compared to the comparable period in the thirteen weeks ended October 27, 1996. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months. The Company believes that the increase in comparable Company store net sales resulted primarily from the Company's return in June 1997 to its traditional Chico's look, fit and pricing
policies.   The Company also believes that the increase in comparable Company store net sales was fueled by an increase in direct mail promotions during September and October 1997.

RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 27, 1996.

NET SALES. Net sales by Company-owned stores for the thirty-nine weeks ended November 1, 1997 increased by $8.6 million, or 17.6%, over net sales by Company-owned stores for the comparable thirty-nine weeks ended October 27, 1996. The increase was the result of $4.6 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of $1.7 million from seven stores closed in 1996 and 1997), a comparable Company-owned store net sales increase of $3.5 million, and approximately $464,000 in additional sales resulting from the liquidation of inventory through an independent liquidator.

Net sales to franchisees for the thirty-nine weeks ended November 1, 1997 increased by approximately $20,000, or 1.4% compared to net sales to franchisees for the thirty-nine weeks ended October 27, 1996. The Company believes that the increase in net sales to franchisees was primarily caused by a decrease in the volume of returned merchandise under the Company's new return policy implemented in mid 1996, offset by the reacquisition of two franchises in fiscal 1998 and fiscal 1997 and a decrease in purchases from the Company's largest franchisee.

GROSS PROFIT. Gross profit for the thirty-nine weeks ended November 1, 1997, was $32.5 million, or 56.1% of net sales, compared with $29.3 million, or 59.7% of net sales for the thirty-nine weeks ended October 27, 1996. The decrease in the gross profit percentage primarily resulted from a revised merchandising strategy as the Company reduced price points to more effectively meet competitive price points and increased sales promotions and other markdowns at both front line and outlet stores in an effort to reduce the Company's levels of inventories, particularly older inventory that was being held at the Company's warehouse for future clearance. To a lesser degree, the decrease in gross margins resulted from (1) increased freight costs due to an increased use of air shipments as the Company attempted to rapidly increase its in-store inventory levels of newer merchandise, (2) a sale, at cost, of approximately $464,000 of inventory to an independent liquidator, and (3) additional inventory charges associated with certain of the Company's older designs and styles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 27, 1996. (CONTINUED)

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $27.3 million, or 47.2% of net sales, in the thirty-nine weeks ended November 1, 1997 from $24.6 million, or 50.0% of net sales, in the thirty-nine weeks ended October 27, 1996. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with new store openings.
The decrease in these expenses as a percentage of net sales was principally due to direct store costs which decreased by 2.1% of net sales due to leverage associated with the Company's 8.0% comparable store sales increase. To a lesser degree, the decrease is also attributable to net business interruption insurance proceeds related to the temporary closing of one of the Company's stores, net of an increase in marketing expenses.

INTEREST EXPENSE, NET. Net interest expense decreased to approximately $273,000 in the thirty-nine weeks ended November 1, 1997 from approximately $290,000 in the thirty-nine weeks ended October 27, 1996. This decrease was primarily a result of an increase in earnings associated with the Company's improved cash position.

NET INCOME. As a result of the factors discussed above, net income reflects an increase of 9.3% to $2.9 million in the thirty-nine weeks ended November 1, 1997 from net income of $2.7 million in the thirty-nine weeks ended October 27, 1996. The provision for income taxes represented an effective rate of 40.0% for the thirty-nine weeks ended November 1, 1997 and October 27, 1996.

COMPARABLE COMPANY STORE NET SALES. Comparable Company store net sales increased by 8.0% in the thirty-nine weeks ended November 1, 1997 when compared to the comparable period in the thirty-nine weeks ended October 27, 1996. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months. The Company believes that the increase in comparable Company store net sales resulted primarily from the Company's return in June 1997 to its traditional Chico's look, fit and pricing policies. The Company also believes that the increase in comparable store sales was fueled by increased direct mail and other promotions, sales and markdowns of previous styles and designs as well as the Company's national sidewalk sale held in July 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are for funding capital expenditures related to new store openings and merchandise inventory purchases. During the thirty-nine weeks ended November 1, 1997 (fiscal 1998) and the thirty-nine weeks ended October 27,1996 (fiscal 1997), the Company's primary source of working capital was cash flow from operations of $5.8 million and $2.7 million, respectively. The increase in cash flow from operations was primarily due to the reduction in the inventory growth as reflected in the increase in inventories of approximately $715,000 in the first thirty-nine weeks of fiscal 1998, as compared to an increase of $2.6 million in the first thirty-nine weeks of fiscal 1997. The smaller increase in inventories was primarily due to the Company's ongoing effort to reduce the balance of goods held at the Company's distribution center offset by a planned increase in the level of newer merchandise at the Company's stores. This increase in cash flow provided by operations was also due to a decrease in other assets in fiscal 1998 of approximately $500,000, principally due to a reclassification of assets reflected in an amendment to the Company's credit facilities which reduced a required certificate of deposit from $1.6 million to $1.0 million and to an increase in accounts payable of approximately $545,000 in fiscal 1998 versus an increase in accounts payable of approximately $231,000 in fiscal 1997. These increases in cash flow from operations were offset in part by an increase in receivables of approximately $109,000 in fiscal 1998, versus a decrease in receivables of approximately $278,000 in fiscal 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company invested $1.7 million during the first thirty-nine weeks of fiscal 1998 for capital expenditures primarily associated with the opening of ten new (or reacquired) stores, the relocating of three existing stores and the remodeling of several existing stores. In addition, the Company invested $100,000 in intangible assets associated with the reacquisition of one franchised store. The Company also sold a small piece of land it originally acquired for its headquarters (with a cost of approximately $60,000) for approximately $35,000. The Company also closed during this period four stores, and intends to close one more store this fiscal year. During the first thirty-nine weeks of fiscal 1997, the Company invested $2.2 million for capital expenditures associated with the opening of eleven new stores, the remodeling of several existing stores and a companywide refixturing program which continued throughout fiscal 1997.

The Company repaid under its then available credit lines approximately $285,000 and $256,000 in the first thirty-nine weeks of fiscal 1998 and 1997, respectively. In addition, the Company repaid other indebtedness of approximately $259,000 and $358,000 in the same periods.

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

During the first thirty-nine weeks of fiscal 1998, the Company sold 14,934 shares at a price of $2.44 under its Employee Stock Purchase Plan and two employees exercised an aggregate of 2,732 stock options at prices ranging from $5.50 to $7.35. The proceeds from these issuances of stock amounted to approximately $51,000. During the first thirty-nine weeks of fiscal 1997, one of the former officers exercised 71,540 stock options at a price of $4.08, several other employees exercised an aggregate of 7,046 options at prices ranging from $5.50 to $8.75 and the Company sold 21,037 shares at a price of $3.83 under its Employee Stock Purchase Plan. The proceeds from these issuances of stock amounted to approximately $459,000.

The Company plans to open approximately 14 to 15 new stores in fiscal 1998, 11 of which were open as of November 30, 1997 and the Company plans to open 16 to 20 new stores in fiscal 1999. The Company believes that the liquidity needed for its planned new store growth, remodel program and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. If cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods, the Company might need to seek other sources of financing to conduct its operations or pursue its expansion plans and there can be no assurance that such other sources of financing would be available.

SEASONALITY AND INFLATION

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the first thirty-nine weeks of fiscal 1998 or during the first thirty-nine weeks of fiscal 1997.

Although sales have recently been somewhat higher in the Company's first and second fiscal quarters (February through July), the company does not consider its business to be seasonal.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits:   27                  Financial Data Schedule

   (b)  Reports on Form 8-K:            The Company did not file any reports on
                                        Form 8-K during the thirty-nine weeks
                                        ended November 1, 1997


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:     December 12, 1996               By:     /s/ Marvin Gralnick
                                                  ---------------------------
                                                  Marvin Gralnick Chief
                                                  Executive Officer (Principal
                                                  Executive Officer)

Date:     December 12, 1996               By:     /s/ Charles J. Kleman
                                                  ---------------------------
                                                  Charles J. Kleman
                                                  Chief Financial
                                                  Officer (Principal Financial
                                                  and Accounting Officer)