Form 10-K405
period 1998-01-31
CHICOS FAS INC
filed 1998-04-27
CIK 897429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-21258

                                CHICO'S FAS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                             59-2389435
          -------------------------             ---------------------
          (State or other jurisdic-             (IRS Employer Identi-
           tion of incorporation)                   fication No.)

       11215 Metro Parkway, Ft. Myers, Florida                 33912
       ----------------------------------------              ----------
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

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

              State the aggregate market value of the voting stock held by non-affiliates of the registrant.

                  Approximately $70,610,897 as of April 1, 1998 (based upon the closing sales price reported by NASDAQ/NMS and published in the Wall Street Journal on April 2, 1998)

              Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

              Common Stock, par value $.01 per share -- 8,012,584 shares as of April 1, 1998

Documents incorporated by reference:

Part II Annual Report to Stockholders for the Fiscal Year Ended January 31, 1998

Part III Definitive Proxy Statement for the Company's Annual Meeting of Stockholders presently scheduled for June 9, 1998.

                               CHICO'S FAS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                     for the
                           YEAR ENDED JANUARY 31, 1998



                                TABLE OF CONTENTS


PART I...................................................................................................  1
      Item 1.         Business...........................................................................  1
      Item 2.         Properties......................................................................... 16
      Item 3.         Legal Proceedings.................................................................. 17
      Item 4.         Submission of Matters to a Vote of Security-Holders................................ 17

PART II.................................................................................................. 20
      Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters.............. 20
      Item 6.         Selected Financial Data............................................................ 21
      Item 7.         Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.............................................................. 23
      Item 8.         Financial Statements and Supplementary Data........................................ 23
      Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosure......................................................................... 23

PART III................................................................................................. 23
      Item 10.        Directors and Executive Officers of the Registrant................................. 23
      Item 11.        Executive Compensation............................................................. 23
      Item 12.        Security Ownership of Certain Beneficial Owners and Management..................... 23
      Item 13.        Certain Relationships and Related Transactions..................................... 23

PART IV.................................................................................................. 24
      Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.................... 24

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         Chico's is a specialty retailer of exclusively designed, private label casual clothing and related accessories. Virtually all of the clothing offered at Chico's stores is designed by the Company's in-house staff and bears the "CHICO'S" trademark. Each Chico's store offers collections of color coordinated tops, pants, shorts, skirts, jumpsuits, dresses, vests, jackets, outerwear, socks and accessories, including leather and fabric belts, scarves, earrings, necklaces and bracelets. Emphasizing casual comfort, Chico's clothing is principally natural fabrics (including 100% cotton, rayon, linen and silk), loose fitting and designed for easy care. Chico's believes that its target customer includes women of all ages who seek style and attitude in their casual clothing, with a particular focus on 35 to 60 year old women with moderate and higher income levels.

         The Company has sought to employ several innovative approaches to retailing, including: offering Chico's exclusively designed private label clothing that offers a casual fit at moderate prices; continually introducing new merchandise and designs which complement other Chico's merchandise that its customers may have in their existing wardrobes; using a boutique store design and personalized service and customer assistance to enhance the shopping experience; and utilizing Chico's Outlets and periodic warehouse sales at or near the Company's distribution center in Ft. Myers as inventory clearance vehicles to help maintain the integrity of the Company's pricing strategy. However, during the past few years, the Company has experienced some difficulty in continuing to implement all of these retailing approaches. Because of increased levels of promotional pricing being offered by other women's clothing retailers and a deviation from the Company's traditional approach to the look and fit of the clothing, the Company's price points tended to be considered above the moderate level for the value being offered and the Company found it necessary to significantly increase the number and level of markdowns at its stores. The Company is continuing the process, which began in early 1997, of refocusing its efforts on a merchandising direction more like the approach taken by the Company in the early 1990's, with certain modifications designed to address perceived changes in the desires of its target customer, including offering items for sale at markdown prices during traditional retail clearance periods and offering certain synthetic fabrics which provide a somewhat dressier look. Although current management believes these refocusing efforts have taken the Company in the right direction, there can be no assurance that these refocusing efforts will continue to be successful or, that customers will continue to respond favorably to these changes.

         In March 1997, as part of these refocusing efforts, the Company and Melissa Payner, President since August 1996, signed a separation agreement and in connection therewith Ms. Payner resigned her position as President. Mr. Gralnick reassumed the President's position, while also continuing as the Chief Executive Officer. In December 1996, Charles J. Kleman, the Company's Chief Financial Officer was promoted to Executive Vice President-Finance while retaining his title as Chief Financial Officer. In connection with the reallocation of responsibilities following Ms. Payner's departure, Mr. Kleman also took on the additional responsibility of overseeing merchandise buying, planning and related areas until the Company hired a Senior Merchant in September 1997.

         As of April 1, 1998, the Company's retail store system consisted of 141 stores (averaging approximately 1,300 net selling square feet each), of which 133 are front-line "Chico's" stores and 8 are "Chico's Outlet" stores. Of this total, 29 stores are located in Florida, 16 stores are located in California, 9 stores are located in Texas and the remaining 87 stores are located in 31 other states and the District of Columbia. Franchisees own and operate 7 of the 141 Chico's stores. Chico's intends to continue locating its front-line Company-owned stores primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in or near mid-to-larger sized markets. The

Company opened 13 new front-line and one new outlet store (Company-owned) in the fiscal year ended January 31, 1998 (fiscal 1998) ,while during the same period acquiring one of its franchised stores and closing six Company-owned stores. The Company plans to open 16 to 20 new Company-owned stores in the fiscal year ended January 30, 1999 (fiscal 1999), but also expects to close between 2 and 6 existing stores. In addition, the Company has recently repurchased (in fiscal
1999) two franchised stores from one franchisee.

BUSINESS STRATEGIES

         IMPLEMENTATION OF A REVISED MERCHANDISING PLAN. The Company has recently developed and is in the process of implementing a new merchandising plan which addresses operations over the near term as well as a longer term structure keyed to the ultimate identification of the appropriate senior management for merchandising, product development and quality control. The plan addresses each of the following areas of responsibility: product development, sourcing/production and quality control activities; and buying, planning and inventory management activities.

         Under the new merchandising plan, Marvin Gralnick and Helene Gralnick are responsible for overall design and product concept and for supervision of and coordination with Patricia Murphy, Senior Merchant, and Karen Glass, Director of Product Development. The Director of Product Development manages product concept and design, including development of styles, sizes and samples. Ms. Murphy, who has been Senior Merchant since she began with the Company in September 1997, is principally responsible for the buying, planning and distribution activities associated with procurement of merchandise. Ms. Murphy has also been given primary responsibility for production and quality control and she will work with Ms. Glass to help improve product sourcing. In an attempt to more effectively utilize its existing buying and planning staff, the Company has established more specific and distinct responsibilities for the members of the buying and planning team along with procedures designed to improve communications and coordination among the members of the entire merchandising team. The Company believes that this structure and these procedures should enable effective operation of the merchandising function at least over the short term. In the meantime, the Company will be carefully evaluating its longer term needs for additional management in the merchandising area.

         DISTINCTIVE IN-HOUSE DESIGNED CASUAL CLOTHING AND COORDINATED ACCESSORIES. The most important element of the Company's business strategies is the distinctive private label casual clothing and complementary accessories offered for sale at Chico's stores. Emphasizing casual comfort, Chico's clothing is predominantly natural fabrics (including cotton, rayon, linen and silk) , loose fitting and designed for easy care. Accessories, such as leather and fabric belts and jewelry, including earrings, necklaces and bracelets, are specifically purchased and designed to coordinate with the colors and patterns of Chico's clothing, enabling customers to easily enhance and individualize their wardrobe selections.

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

         The distinctive nature of Chico's clothing is carried through in its sizing. In early 1992, Chico's modified its approach to sizing from principally a one-size-fits-all approach to one that principally incorporates international type sizing, utilizing sizes 0 (extra small), 1 (small), 2 (medium) and 3 (large), while retaining one-size-fits-all sizing for some items. Because of the casual loose-fitting nature of Chico's clothing, this sizing also allows Chico's to offer a wide selection of clothing without having to invest in a large number of different sizes within a single style.

         CERTAIN BUILDING BLOCKS OF THE COMPANY'S MERCHANDISING STRATEGY. In addition to the structural changes in the oversight of the merchandising function as described above, the Company continues to follow certain important elements of the merchandising strategy that it has sought to follow since the early 1990's. These important elements include the Company's focus on its target customer, the continual introduction of new merchandise, its pricing policies, the store design and merchandise presentation and its quality assurance programs.

                  Focus on the Target Customer. Based upon informally gathered information from customers, sales associates and store managers, as well as studies provided by an outside database service, the Company seeks to anticipate and respond to the perceived needs and preferences of its target customer. Chico's target customers are believed to include women of all ages who seek style and attitude in distinctive, casual clothing which represents good value, with a particular focus on 35 to 60 year old women in the moderate and higher income levels. Although, the Company has experienced changes in design direction that caused it to vary from the preferences of those women who historically shopped at Chico's, the new merchandising plan intends to continually focus the entire product development team on the Company's historical target customer.

                  Continual Introduction of New Merchandise. The Company seeks to continually introduce new merchandise and designs to its stores. The Company is continuing its efforts to reactivate the design philosophy for new merchandise whereby merchandise is evolutionary, rather than revolutionary. Although Chico's experienced some design and outfit coordination problems over the past few years which resulted in a build up in inventory that was not received well at the front-line stores, Chico's intends to give greater focus again in fiscal 1999 on trying to make certain that new merchandise items will generally complement the colors and styles of other previously offered Chico's merchandise. This approach is designed to allow Chico's customers to supplement the wardrobe purchases made today with the new merchandise that will arrive in Chico's stores in the future. The Company believes its target customer prefers this continuity in Chico's styles to frequent changes in style and design.

                  As part of the Company's strategy to continually introduce new merchandise, Chico's seeks to provide only a limited supply of each item of merchandise to each store and in most cases seeks to restock its stores, after the initial shipment is redistributed to all stores, with new styles and designs instead of continually providing additional pieces of existing styles and designs (except for certain core items). This merchandising strategy is intended to foster a sense of urgency for Chico's customers by creating a limited period of time to buy new styles and designs. Slower selling items and the remaining pieces of better selling items still in a store when new merchandise arrives are frequently consolidated in certain front-line stores and, then marked down and/or sent to its outlet stores. If the style becomes out-of-place due to seasonality, color, etc., it may be subjected to additional markdowns or returned to the Company's distribution center to be held for replenishment at outlet stores or for liquidation.

                  Pricing Policies. The Company's strategy is to offer its exclusively designed private label clothing and complementary accessories at moderate prices that are believed to be generally competitive with the prices charged for similar quality goods by other specialty apparel retailers and by upscale department stores. For example, tops, pants and jackets are offered at retail price points generally ranging from $15 to $128 per item and accessories are offered at retail price points generally ranging from $9 to $50 per item.

                  Historically, the Company's philosophy was generally to avoid storewide price markdowns at its front-line stores and the Company believes that in the past it utilized price markdowns and special promotions to a lesser degree than have its principal competitors. During fiscal 1998, the Company shifted its strategy for markdowns and clearance of slower moving merchandise. Rather than placing the emphasis on clearing most of the goods at outlet stores, the Company is making more extensive use of its front line stores to clear slower selling merchandise through chain wide markdowns of these items and by initiating such markdowns at an earlier date in the product life cycle. The Company believes this new strategy will reduce the need to rely on its outlet stores and warehouse sales as a principal means of clearing slower selling merchandise. The Company expects to continue to complement its pricing policies with its strategy to continually replace merchandise at its front-line stores and to transfer older merchandise to its outlet stores or the Company's distribution center for liquidation, although the Company intends on increasing markdowns in its front-line stores to provide more immediate clearance of goods.

                  Store Design and Merchandise Presentation. Chico's historical store design, interior layout and merchandise presentation tends to complement Chico's private label casual clothing and personalized service, helping to create a "boutique" atmosphere with an open and comfortable ambiance. Although some stores were changed over the past several years to present a cleaner look designed to make shopping at Chico's easier, the Company has since developed a store design which returns to a "boutique" look but in an updated store environment. Both the older styles of Chico's stores and the newer style store generally utilize hardwood and occasionally concrete floors, simple wooden display modules, flat wooden whole body mannequins, wooden hanging racks and wooden display cases, checkout counters and dressing rooms. The Company is refocusing its store design program by sprucing up its stores while at the same time trying to retain more of the historical layout and atmosphere. Most store fixtures, except for certain antiques, are manufactured by the Company in its own woodshop in Ft. Myers.

                  To encourage sales of multiple wardrobe items, Chico's stores also use "color areas," which present coordinated colors or seasonal themes in different areas of the store. Rather than displaying clothing by type (for example, tops with tops, pants with pants, etc.), merchandise is grouped by color coordinated items of clothing and accessories. Such a grouping typically includes several different coordinated tops, pants, shorts or other items of clothing as well as accessories such as belts, earrings and necklaces that could be used to create several different ensembles and looks that appeal to various lifestyles. Sales associates are trained to assist customers in creating such ensembles. Management believes the color coordinated grouping of merchandise strengthens the style image of the merchandise and enhances the likelihood for multiple item purchases. Accessories accounted for approximately 13% of the Company's net sales in fiscal 1998, which is less than it has been historically. Continuing efforts are being made through better coordination of accessories with clothing to improve the volume of accessory sales in fiscal 1999.

                  Quality Assurance. Currently, most of the clothing offered for sale at Chico's stores is manufactured abroad. The Company has diversified its manufacturing sources to a number of different countries but continually finds it necessary to address quality control. The Company has now developed a more focused system for inspection of clothing upon receipt in this country and has had some greater experience with vendors to identify those who provide the level of quality Chico's demands. Also, Chico's has been more careful to utilize each vendor to manufacture the merchandise that the vendor has the most experience making. The Company has recently been expanding its use of domestic vendors, when possible, and it intends on continually exploring vendors closer to its headquarters.

         PERSONALIZED SERVICE AND CUSTOMER ASSISTANCE. The Company has always considered personalized customer service one of the most important factors in determining its success. The Company intends, through training efforts, to make certain that Chico's sales associates offer assistance and advice on various aspects of their customers' fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits and suggestions on different ways in which to wear the Chico's clothing and accessories. As part of its strategy to reinforce the casual aspects of Chico's clothing, Chico's sales associates are trained to demonstrate to customers creative ways to wear Chico's clothing. Dressing rooms are not equipped with mirrors, encouraging customers to come out of the dressing rooms in Chico's clothes so that store personnel can provide such assistance. The Company has not found it necessary to offer alteration services.

         Chico's sales associates are encouraged to know their regular customers' preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. The Company strongly encourages its sales associates to wear Chico's clothing and accessories at its stores at all times and to compliment this it offers substantial employee discounts. To better serve the Chico's customer, sales associates are encouraged to become familiar with new styles and designs of clothing and accessories by trying on new merchandise.

         Chico's employees are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico's store.

         Chico's frequent buyer program, known as the "Passport Club" has been designed to encourage repeat sales and customer loyalty. Features of the club include discounts, special promotions, invitations to private sales and personalized phone calls regarding new merchandise. In 1994, the Company decided to limit the number of new members and to evaluate ways to restructure the program. During fiscal 1996 and fiscal 1997, the Company established a new database of customers that shop at Chico's using credit cards (approximately 84% of sales). Both of these databases have helped focus marketing and targeted customer efforts. The Company is continuing to work with both programs and anticipates it will be establishing a new, revitalized "Passport Club" to replace the old program by late fiscal 1999. As of April 1, 1998, approximately 19,000 Chico's customers were actively enrolled in the Passport Club, and approximately 150,000 were being tracked in the credit card database. Management intends to continue the reevaluation of these programs.

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

         Sales associates are compensated with a base hourly wage but also have opportunities to earn substantial incentive compensation based on their individual sales. For the most part, these incentives are based upon the dollar amount of sales to individual customers, thereby encouraging sales of multiple items. In addition, the Company periodically sponsors sales-based contests for its Company-owned stores. Store managers receive base salaries and are eligible to earn various incentive bonuses tied to individual sales and storewide sales performance. District managers also have the opportunity to earn incentive compensation based upon the sales performance of stores in their districts.

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

         ADDITIONAL COMPANY-OWNED STORES. Management believes that the ability to open additional Company-owned Chico's stores will be a factor in the future success of the Company. However, in an effort to focus on the difficulties experienced by the Company in 1994, the Company decided to reduce substantially its 1995 store opening program. The Company opened 26 new Company-owned Chico's stores in fiscal 1994, and opened seven new stores in fiscal 1995 while during the same period closing six stores. In fiscal 1997, the Company began to open additional stores at a faster pace, opening 13 new stores while during the same period acquiring one store from a franchisee but closing two stores. In fiscal 1998, the Company opened a total of 14 new Company-owned stores, acquired one store from a franchise and closed six Company-owned stores. During fiscal 1999, Chico's plans to open between 16 and 20 new stores while closing between two and six stores. As of April 1, 1998, the Company has not yet opened any of the new stores planned to be opened in fiscal 1999, but it has signed leases for several new Chico's store locations. The Company also is currently engaged in negotiations for the leasing of additional sites.

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

         The Company plans to grow by opening additional Company-owned stores and the Company does not currently intend to increase the number of franchisees. The Company intends to continue providing full support for its franchise network and anticipates that some of its existing franchisees may be able to meet the Company's criteria for opening additional stores in their respective limited territories. During fiscal 1998 and thus far in fiscal 1999, the Company repurchased three of its franchise stores.

STORE LOCATIONS

         Chico's stores are situated, for the most part, either in tourist areas or in, or near, mid-to-larger sized markets. The Company's front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls, which offer high traffic of Chico's target customers. The Company seeks to locate the Company-owned front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more better department stores as anchor tenants. Chico's Outlet stores are located in outlet centers.

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

         At April 1, 1998, there were 141 Chico's stores, of which 126 were Company-owned front-line Chico's stores, 7 were franchised Chico's stores and 8 were Chico's Outlet stores. Chico's stores are located in the following jurisdictions: (See table on page 7)

                             COMPANY-       COMPANY-
                          OWNED CHICO'S   OWNED OUTLET     FRANCHISED
STATE                         STORES         STORES      CHICO'S STORES   TOTAL STORES
-----                     -------------   ------------   --------------   ------------
Florida ............             26             2               1              29
California .........             15             1              --              16
Texas ..............              9            --              --               9
Ohio ...............              7            --              --               7
Illinois ...........              5             1              --               6
New Jersey .........              5            --              --               5
Pennsylvania .......              5            --              --               5
Massachusetts ......              4            --              --               4
Minnesota ..........             --            --               4               4
New York ...........              4            --              --               4
Tennessee ..........              3             1              --               4
Colorado ...........              2             1              --               3
Connecticut ........              3            --              --               3
Maryland ...........              3            --              --               3
Michigan ...........              2            --               1               3
New Mexico .........              3            --              --               3
South Carolina .....              3            --              --               3
Virginia ...........              3            --              --               3
Alabama ............              1             1              --               2
Arizona ............              1             1              --               2
District of Columbia              2            --              --               2
Indiana ............              1            --               1               2
Kansas .............              2            --              --               2
Louisiana ..........              2            --              --               2
Missouri ...........              2            --              --               2
North Carolina .....              2            --              --               2
Rhode Island .......              2            --              --               2
Washington .........              2            --              --               2
Georgia ............              1            --              --               1
Kentucky ...........              1            --              --               1
Nebraska ...........              1            --              --               1
Nevada .............              1            --              --               1
Oregon .............              1            --              --               1
Vermont ............              1            --              --               1
Wyoming ............              1            --              --               1
                                ---           ---             ---             ---
         Total .....            126             8               7             141
                                ===           ===             ===             ===

         In a typical new front-line Chico's store, the Company's cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $80,000 to $200,000 (after taking into account landlord construction allowances and other concessions).

         Chico's utilizes teams of employees experienced in new store openings who are able to do final build-out and set up store interiors rapidly, including, where necessary, the flooring, furniture, fixturing, equipment and initial inventory displays. The use of in-house crews and the fact that Chico's manufactures most of the wood fixtures, display modules, mannequins and other interior furnishings allows the Company to open a new store generally within three to five weeks after taking occupancy. Management believes that, as a result, the Company opens its new stores more rapidly and at less cost than many of its competitors. In an attempt to further streamline the process, in 1994 the Company set up an arrangement whereby the final design and initial build-out of the space is handled by third party architectural and contracting firms, with offices or affiliates throughout the country. Under such an arrangement, Chico's in-house crews are still responsible for the final stages of the build-out and for setting up the store interiors.

         The following table sets forth information concerning changes in the number of Chico's Company-owned and franchise stores during the past five fiscal years:


                                                                                FEBRUARY        FY
NUMBER OF COMPANY-OWNED STORES               1993        1994        1995      1, 1997 **      1998
                                             ----        ----        ----      ----------      ----
           Stores at beginning of year         57          78         104          111          123
             Opened* .................         21          26           8           13           14
             Acquired from franchisees         --          --           5            1            1
             Closed ..................         --          --          (6)          (2)          (6)
                                              ---         ---        ----         ----         ----
           Stores at end of period ...         78         104         111          123          132
                                              ---         ---        ----         ----         ----
NUMBER OF FRANCHISE STORES

           Stores at beginning of year         18          16          17           12           10
             Opened* .................         --           1          --           --           --
             Sold to the Company .....         --          --          (5)          (1)          (1)
             Closed ..................         (2)         --          --           (1)          --
                                              ---         ---        ----         ----         ----
           Stores at end of period ...         16          17          12           10            9
                                              ---         ---        ----         ----         ----
NUMBER OF TOTAL STORES ...............         94         121         123          133          141
                                              ===         ===        ====         ====         ====

* Does not include stores that opened as relocations of previously existing stores within the same general market area (approximately five miles) or substantial renovations of stores.

** Numbers of stores relate to a 13 month period which runs from January 1, 1996 through February 1, 1997.

OUTLET STORES

         As of April 1, 1998, the Company operated eight outlet stores under the name "Chico's Outlet"and one Chico's temporary "warehouse sale" store in Fort Myers. Chico's Outlet stores carry slower selling items removed from front-line stores, remaining pieces of better selling items replaced by new shipments of merchandise to front-line stores, returns of merchandise accepted from franchise stores under the Company's franchisee return policy and seconds of the Company's merchandise. Chico's Outlet stores act as a vehicle for marking down the prices on such merchandise while continuing to allow Chico's front-line stores to maintain a somewhat limited markdown policy. Prices at Chico's Outlet stores generally range from 30% to 70% below regular retail prices at Chico's front-line stores. Although service is also important at Chico's Outlet stores, there is somewhat less emphasis in the outlet stores on personalized customer service. The "warehouse sale" store, which is generally only open during the Florida tourist season, provides further liquidation for styles which require lower prices than at the Chico's Outlets. Sales from the Company's outlet stores represented approximately 7.1% of the Company's net sales by Company-owned stores during fiscal 1998. Chico's Outlet stores have not been intended to be profit centers.

         Chico's Outlet stores are generally larger than front-line stores, averaging approximately 1,735 net selling square feet. The Company did not open any new outlet stores in fiscal 1997, opened only one outlet store in fiscal 1998, and does not anticipate opening more than one or two outlet stores during fiscal 1999. The Company is reevaluating the extent to which it should continue to rely on an increase in the number of outlet stores as the basis for clearing out excess merchandise. During fiscal 1998 and fiscal 1997, the Company conducted clearance sales at and near the Company's warehouse in Ft. Myers. These clearance sales generated approximately $690,000 and $1.4 million total sales in fiscal 1998 and fiscal 1997, respectively. The Company is exploring various other options for clearing such merchandise in the future, including increasing front-line markdowns, similar warehouse sales, an outlet store in Puerto Rico and strategic bulk sales to liquidators.

FRANCHISE STORES

         Currently, there are 7 franchised Chico's stores operated by four owners, none of whom is affiliated with the Company. Each franchisee paid an initial franchise fee of between $5,000 and $75,000 per store and is not required to pay any continuing monthly royalty. Each franchisee has been provided an exclusive license at a specified location to operate a Chico's store and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of Chico's merchandise. The term of the franchise is generally ten years, renewable for additional ten year periods if certain conditions pertaining to the renewal are met (including the payment of a renewal fee). Franchisees are required to operate their Chico's stores in compliance with the Company's methods, standards and specifications regarding such matters as store design, fixturing and furnishings, decor and signage, merchandise type and presentation, and customer service. The franchisee has full discretion to determine the prices to be charged to customers generally by changing or replacing any pre-ticketed price tags. Franchisees are required to purchase all Chico's brand clothing from Chico's and all accessories from Chico's or from suppliers approved by the Company. Most of the merchandise offered by Chico's franchisees at their stores is purchased from the Company at prices averaging between 50% and 57% of suggested retail prices. In certain situations, franchise stores may carry other brands of clothing or accessories if such merchandise is approved by the Company. In such cases, franchisees may be required to pay to the Company a monthly royalty equal to 5% of gross sales of any approved merchandise not purchased from Chico's. In fiscal 1998, the Company's net sales to franchisees was approximately $1.7 million, or 2.3% of total net sales.

         Some franchisees have entered into franchise territory development agreements with the Company, which grant to the franchisee the right to develop and own a specified number of Chico's stores within a specified period of time or which preclude the Company from opening Company or franchised stores without first giving the respective franchisees the right to open the proposed Chico's store within the respective limited territories granted to such franchisees. As of April 1, 1998, the franchisee holding franchise rights in Minnesota has the right to open additional Chico's stores, and one other franchisee has the right to preclude the Company from opening a Company or franchised store in the respective territory without first giving the respective franchisee the right to open the store. With respect to the franchise rights granted in Minnesota, the Company granted an exclusive right to develop Chico's stores and subfranchise within the state of Minnesota. Certain of these franchisees, including the Minnesota franchisee, may technically have the ability to open an unlimited number of additional stores within their respective limited territories. However, the Company believes that economic, logistic and other practical considerations effectively limit the number of additional stores that these franchisees may open in the future. The Company does not believe that these territory and right of first refusal rights will significantly limit the Company's ability to expand.

         The Company intends to continue supporting its existing franchise network. However, the Company does not intend at this time to pursue any new franchises or to enter into any additional franchise territory development agreements. In the past, the Company has acquired certain franchise stores that have been offered for sale to the Company. During fiscal 1998 and thus far in fiscal 1999, the Company repurchased three of its franchise stores and will consider additional purchases of franchise stores that may be offered to the Company from time to time in the future. In addition, the Company may terminate franchises where performance or circumstances so justify. Management expects that Chico's franchise stores will play an increasingly less important role in the Company's future sales and profitability.

STORE OPERATIONS

         Chico's stores typically employ a manager, two assistant managers, and one to five sales associates who are either full-time or part-time employees. During the peak selling seasons, stores generally hire additional sales associates.

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

         Chico's recognizes that over the past few years the Company has not spent an appropriate amount of time focusing on formalized training activities. This is one of several important areas that is to receive attention as the Company's refocuses its efforts and seeks to return to stronger profitability. The Company is actively working on establishing a more formalized training program that focuses attention on its sales associates and, during the last quarter of fiscal 1998, the Company implemented phase I of its comprehensive training program, which focused on Fashion Information Training (F.I.T.) for the sales associates. It is anticipated that phase II, which includes a sales module entitled Most Amazing Personal Services (M.A.P.S.) and which is intended to eventually cover all sales associates, will begin sometime during the first six months of fiscal 1999.

         The Company currently supervises store operations through its Director of Stores, a National Sales Manager and District Sales Managers. As of April 1, 1998, the Company had a National Sales Manager and 13 District Sales Managers. The National Sales Manager provides assistance to the Director of Stores in supervision of the District Sales Managers. Each District Sales Manager supervises multiple store locations and currently reports to the Director of Stores. District Sales Managers have primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, training and expense-control programs established by the home office. Management is continually reviewing its supervisory structure with the intent of improving the performance of individual stores and store managers.

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

         In 1995, the Company converted to a new back-office software system for all of its operations including the implementation of new merchandise planning and control modules. In fiscal 1998, the Company implemented a PC based software package that is linked to the AS400 and provides additional reporting capabilities on merchandise. The Company also upgraded its computer hardware in fiscal 1997 by moving to the new RISC architecture and implementing bar code scanning for its cash registers at the stores.

         The Company is committed to an ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments.

         The company has assessed the year 2000 readiness of its systems and has determined that the costs and uncertainties that may be associated with addressing the year 2000 issues for its systems are not expected to have a material impact on its business operations or its financial condition.

MERCHANDISE DISTRIBUTION SYSTEM

         New merchandise is generally received several times per month at the Company's distribution center in Ft. Myers, Florida. Most of the merchandise arrives in this country via air or sea at Miami, Florida, and is transported via truck to Ft. Myers. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture. In fiscal 1998, the Company found it necessary to rely more heavily on air shipments in order to keep its stores supplied with merchandise, thus impacting the cost of obtaining merchandise and the gross profit margins. As the Company addresses its merchandising challenges and works towards implementing stronger lines of communication and controls, it is likely that air shipments may still need to be relied upon. However, the plan is to improve the Company's scheduling and distribution systems so as to reduce the need to rely on air transportation to obtain merchandise.

         The Company's distribution center is automated, thus generally permitting turnaround time between distribution center receipt of merchandise and arrival at Chico's stores to average approximately 24 to 48 hours for its Florida stores and two days to a week for its other stores. In an attempt to ensure a steady flow of new merchandise, the Company ships merchandise continuously to its stores. The Company uses common carriers, such as United Parcel Service, for most shipments to its stores.

         The capacity of the Company's distribution center should be sufficient, in the opinion of management, to service the Company's needs for at least five years of future growth.

MERCHANDISE DESIGN, PURCHASING AND SOURCES OF SUPPLY

         The Company's private label clothing is developed through the coordinated efforts of the Company's planning and design/development departments. Style, pattern, color and fabric for individual items of the Company's private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to Chico's target customer. The Company's design/development department is headed up by Marvin and Helene Gralnick, the Company's founders. Recently, the Company hired a new senior merchant who has taken on the responsibility of overseeing and coordinating the buying, planning, quality control and distribution of merchandise.

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

         The Company has historically purchased most of its clothing and accessories from companies that manufacture such merchandise in foreign countries. The Company does business with all of its foreign vendors and importers in United States currency, generally supported through letters of credit. Clothing manufacturers utilize the designs and specifications provided by the Company through its CAD programs. The Company generally does not purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers. Recently, the Company has been buying specialized cloth and employing domestic "cut and sew" manufacturers to make the specified designs and styles. The Company anticipates it will continue this practice in the future.

         Currently, the Company contracts with approximately 30 to 50 apparel vendors and 20 to 30 accessory vendors. Over the past several years, there has been a significant shift from vendors in Turkey (who in 1993 accounted for over 50% of total purchases) to vendors in Guatemala, followed by a further shift from the vendors in Turkey and Guatemala to vendors in Hong Kong and to importers who import from vendors in Hong Kong, China and Peru. However, because of certain perceived higher sourcing costs that can be associated with the Company's vendors in the far east and certain other long term uncertainties presented by such vendor relationships, the Company intends to begin to redirect a portion of its sourcing activities towards new vendors in the United States and possibly other areas.

         In fiscal 1998, Hong Kong sources accounted for approximately 32% of the Company's purchases, and Turkey accounted for approximately 23% of overall purchases, while the United States and India amounted to between 10% to 20% of overall purchases. In fiscal 1999, the Company expects sourcing from Hong Kong to remain at a similar percentage. It is not expected that China's take over of Hong Kong has or will have, any immediate significant impact on sourcing from Hong Kong but, over time the Company may find greater challenges as a result. The Company intends to monitor this situation. Purchases from vendors in Mexico and other countries in Central America are expected to remain under 10% of total purchases, while vendors in Turkey can be expected to continue to provide approximately 20-25% of total purchases. Purchases from vendors in India and Indonesia are likely to grow above their current amounts. United States vendors were utilized more heavily in fiscal 1998 and it is expected this will grow slightly in fiscal 1999.

         From time to time, the Company has experienced certain difficulties with the quality and timeliness of delivery of merchandise manufactured overseas. Although the Company has been sensitive to quality control and has taken certain steps to better control the quality of merchandise secured from foreign vendors, there can be no assurance that the Company will not experience problems in the future with matters such as quality or timeliness of delivery. If political instability, the Asian financial crisis or other factors in a foreign country in which merchandise is produced for the Company disrupt, curtail or otherwise impact overseas production, or curtail delivery of such merchandise to the United States, the Company's operations could be materially and adversely affected.

         The Company has no long-term or exclusive contracts with any manufacturer or supplier and competes for production facilities with other companies offering clothing and accessories utilizing similar manufacturing processes. Although the Company believes that its relationships with its existing vendors are good, there can be no assurance that these relationships can be maintained in the future. If there should be any significant disruption in the delivery of merchandise from one or more of its current key vendors, management believes there would likely be a material adverse impact on the Company's operations. Also, the Company is just developing relationships with several new vendors in Mexico, India, and other countries. Although the Company has investigated the past performance of these vendors and has inspected factories and sample merchandise, there can be no assurance that the Company will not experience delays or other problems with these new sources of supply. New relationships often present a number of uncertainties, including payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, timeliness of delivery and possible limitations imposed by trade restrictions. Although management believes it could establish satisfactory relationships with other new vendors if required to do so, any such further new relationships would involve similar uncertainties.

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

         Imports from Turkey, Guatemala, Hong Kong, China and Peru currently all receive the preferential tariff treatment that is accorded goods from most favored nations ("MFN"). If the MFN status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of MFN treatment or subject to retaliatory tariffs, it would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in MFN status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries. Although Chico's expects MFN status to continue for the countries where its principal vendors are located, the Company cannot predict whether the US Government will act to remove MFN status for any of the countries or impose an overall increase in duties on foreign made goods. In particular, the MFN status for China is currently subject to a yearly review and its status as such has been the subject of some debate. Also, in July 1997, Hong Kong changed from its former status as a British colony to become the subject of Chinese sovereignty. Although for trade purposes the United States has continued to treat Hong Kong as a separate territory, and it has continued to negotiate directly with Hong Kong while at the same time it has continued its MFN trade status, there can be no assurance that Hong Kong's shift to Chinese sovereignty will not have an impact on the Company's sourcing activities, particularly if the Company continues significant sourcing from Hong Kong.

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

         In 1994, the member-countries of the International Trade Organization completed the Uruguay Round of trade negotiations of the General Agreement on Tariffs and Trade and the Agreement was approved by the United States Congress. This pact, as it applies to textiles, which is now known as the WTO Agreement on Textiles and Clothing (the "ATC"), was implemented on January 1, 1995 and, as a result, the Multifiber Arrangement is being phased out over a period of ten years, thus eliminating many of the existing restrictions on the ability to import Chico's merchandise, including quotas. The ATC could have an impact on the Company's sourcing strategy as the Multifiber Arrangement phases out. The Company cannot accurately assess at this time how the ATC will affect its financial results and operations or whether there might be other arrangements added in the future which impose other types of restrictions on imports of apparel and related accessories.

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

         The Omnibus Trade and Competitiveness Act of 1988 added a new provision to the Trade Act of 1974 dealing with intellectual property rights. This provision, which is commonly referred to as "Special 301" and which remains effective even following the approval of the ATC, directed the United States Trade Representative (the "USTR") to designate those countries that deny adequate and effective intellectual property rights or fair and equitable market access to United States firms that rely on intellectual property. From the countries designated, the USTR is to identify as "priority" countries those where the lack of intellectual property rights protection is most egregious and has the greatest adverse impact on United States products. The USTR is to identify and investigate as priority foreign countries only those that have not entered into good faith negotiations or made significant progress in protecting intellectual property. Where such an investigation does not lead to a satisfactory resolution of such practices, through consultations or otherwise, the USTR is authorized to take retaliatory action, including the imposition of retaliatory tariffs and import restraints on goods from the priority foreign country.

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

         Countries named on the first tier of the watch list, i.e., the priority watch list, are requested to make progress in certain areas by specific dates. Countries named to the second tier, i.e., the secondary watch list, are asked to improve their intellectual property protection efforts. As of April 1, 1998, of the countries where the Company's existing or planned key vendors have manufacturing operations or suppliers, Turkey, India and Indonesia were on the priority watch list and Hong Kong, Guatemala and Peru were on the secondary watch list. In addition, the Clinton Administration has revived, at least through 1998, Super 301 (an even more powerful portion of Special 301). Super 301 requires the administration to identify and investigate annually foreign trade practices that do the most harm in blocking U.S. exports. This identification is intended to be followed by negotiations backed with the threat of sanctions. As of April 1, 1998, no countries have been cited under Super 301 but China was identified for special scrutiny under Super 301.

         Of countries where the Company's key vendors have manufacturing operations, Turkey and Guatemala have enjoyed Designated Beneficiary Developing Country ("DBDC") status under the Generalized System of Preferences ("GSP"), a special status that is granted by the United States to developing nations. DBDC status allows certain products imported from those countries to enter the United States under a reduced rate of duty. In order to maintain that status, the countries are required to meet several criteria.

         In 1997, the GSP was reinstated retroactively to June 1997 and now is scheduled to expire by its terms on June 30, 1998. Although the President's fiscal year 1999 budget request contains a commitment to extend the program through 2001, the likelihood of this extension is uncertain.

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

ADVERTISING AND PROMOTION

         Chico's does not allocate significant resources to mass media advertising. Chico's prefers instead to attract customers through word-of-mouth advertising, its general reputation and the visual appeal of its stores and window presentations of its merchandise. Chico's sales associates promote this by often making personal telephone calls to existing customers informing them about new merchandise. In addition, the Company has increased its use of brochures and other merchandise image pieces mailed to customers and made available at Chico's stores. The Company intends on continuing using and expanding its use of direct mail to its Passport and credit card database customers, as well as, certain "prospect" customers. During fiscal 1998, the Company expanded its efforts in this area and the costs associated with this marketing increased to $1.4 million dollars from $.9 million in fiscal 1997.

         As an important part of its promotional program, Chico's places additional emphasis on what it refers to as its "outreach programs." Chico's outreach programs include, among other events, fashion shows and wardrobing parties that are organized and hosted by Chico's store managers and sales associates. As part of these outreach programs, the Company also encourages Chico's managers and sales associates to become involved in community projects. The Company has found its outreach programs are effective in providing introductions to new customers. The Company believes that these programs are effective marketing vehicles and it has developed programs to help its store level employees use these programs.

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

         The Company believes that the distinctive designs of Chico's casual clothing and accessories which provide good value, their exclusive availability at Chico's stores, the Company's emphasis on personalized service and customer assistance, and the locations of its stores are the principal means by which the Company competes. Although the Company believes that it has been able in the past to compete effectively, during the past three fiscal years it did not compete as effectively as it had in the past as a result of problems with merchandise mix. Also, the Company's performance is impacted by the fact that many of the Company's competitors are significantly larger and have substantially greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than does the Company. It should also be noted that while the Company believes it also competes effectively for favorable site locations and lease terms, competition is intense for prime locations within upscale shopping districts and high-end malls and women's apparel stores have tended to oversaturate these prime locations.

EMPLOYEES

         As of January 31, 1998, the Company employed approximately 1,100 persons, approximately 600 of whom were full-time employees and approximately 500 of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, 89% of the Company's employees worked in Chico's, Chico's Outlet stores and in direct field supervision, 4% worked in the distribution center and woodshop and 7% worked in corporate headquarters and support functions.

         The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company contributes part of the cost of medical and life insurance coverage for eligible employees and also maintains a profit sharing plan, stock option plan and stock purchase plan. All employees also receive substantial discounts on Company merchandise. The Company considers relations with its employees to be good.

TRADEMARKS AND SERVICE MARKS

         The Company is the owner in the United States of the trademarks "CHICO'S" and "Wear It Out," each of which is registered with the United States Patent and Trademark Office covering clothing. Each of the registrations has a term of 20 years (expiring in 2009 and 2016, respectively) and is renewable indefinitely if the mark is still in use at the time of renewal. In the opinion of management, the Company's rights in the marks are important to the Company's business. This is particularly the case for the "CHICO'S" mark because this mark is well-known by Chico's customers. Accordingly, the Company intends to maintain its marks and the related registrations. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.


ITEM 2. PROPERTIES.

STORES

         Chico's stores are located throughout the United States, with a significant concentration in Florida and in California.

         As a matter of policy, the Company prefers to lease its stores and all of the Chico's and Chico's Outlet stores currently operated by the Company are leased. At April 1, 1998, the average base rent for the Company's 134 company-owned stores was approximately $32 per square foot. Lease terms typically range from three to ten years and approximately 27% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. In excess of 80% of the leases have percentage rent clauses which require the payment of additional rent based on the store's net sales in excess of a certain threshold.

         The following table, which covers all of the 134 Company-owned stores existing as of April 1, 1998, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

                                                                       LEASES EXPIRING EACH            LEASES EXPIRING EACH
                                                                            YEAR IF NO                      YEAR IF ALL
FISCAL YEAR                                                             RENEWALS EXERCISED              RENEWALS EXERCISED
-----------                                                            --------------------            -------------------
1999...........................................................                 20                              16
2000...........................................................                  8                               2
2001...........................................................                 12                               7
2002-2012......................................................                 94                             109

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

         The construction cost of the combined corporate headquarters, distribution center and woodshop facility was approximately $9.6 million, which includes the $1.3 million purchase price for the land. Further, the Company spent approximately $1.6 million for new distribution center equipment, software and furnishings. Currently, the Company's World Headquarters secures a $5.4 million mortgage loan which matures in 2003.

         The Company's previous storage facilities, located in Ft. Myers, Florida, continue to be leased by the Company under a lease that expires in November 1998. The annual base rent for the storage facilities is approximately $60,000. The Company leases these storage facilities under a lease from certain of its stockholders and former stockholders. As a result of the completion of the Company's World Headquarters, the Company no longer has a need for these facilities. In addition, the Company's former distribution center, located in Ft. Myers, Florida also had been leased by the Company through fiscal 1998 from certain of the Company's stockholders and former stockholders and also is no longer needed by the Company. This lease expired in January 1998. In the fourth quarter of 1994, the Company recognized nonrecurring pre-tax charges against income in an amount (approximately $365,000) equal to the remaining lease payments for the previous distribution center and the storage facilities, net of amounts previously accrued. As payments were made by a new tenant for the former distribution center, the Company was able to recover portions of that charge.

ITEM 3. LEGAL PROCEEDINGS.

         Chico's is not a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business, which the Company believes should not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                                      None.

ITEM A. EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information regarding the Company's existing executive officers:

                                                 YEARS WITH
NAME                               AGE             COMPANY                            POSITIONS
----                               ---             -------                            ---------
Marvin J. Gralnick                  63               14              Chief Executive Officer, President, Chairman of the
                                                                     Board and Director
Helene B. Gralnick                  50               14              Senior Vice President - Design and Concept and
                                                                     Director
Charles J. Kleman                   47                9              Executive Vice President-Finance, Chief Financial
                                                                     Officer, Secretary/ Treasurer and Director
Scott A. Edmonds                    40                4              Senior Vice President-Operations and Assistant
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

         Charles J. Kleman has been employed by Chico's since January 1989, when he was hired as the Company's Controller. In 1991, he was elected as Vice President/Assistant Secretary. In 1992, Mr. Kleman was designated as the Company's Chief Financial Officer. On September 1, 1993, he was elected to the additional position of Secretary/Treasurer, served as Senior Vice President - Finance from January 1, 1996 through November 1996 and effective December 3, 1996, was promoted to the position of Executive Vice President -Finance. Prior to joining Chico's, Mr. Kleman was an independent accounting consultant in 1988, and from 1986 to 1988 Mr. Kleman was employed by Electronic Monitoring & Controls, Inc., a manufacturer and distributor of energy management systems, as its Vice President/Controller. Prior to 1986, Mr. Kleman was employed by various independent certified public accounting firms, spending over four years of that time with Arthur Andersen & Co. Mr. Kleman is responsible for accounting, financial reporting, management information systems, investor relations and overall management of the distribution center.

         Scott A. Edmonds has been employed by Chico's since September 1993, when he was hired as Operations Manager. In February 1994, he was elected to the position of Vice President - Operations and effective January 1, 1996 he was promoted to the position of Senior Vice President - Operations. Mr. Edmonds is responsible for human resources, store development and operations, leasing and maintenance, franchise operations, and management of the headquarters and woodshop. From March 1985 until September 1993, he was President/General Manager of the Ft. Myers branch of Ferguson Enterprises, Inc. an electric and plumbing wholesaler.

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

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on NASDAQ National Market System. The high and low prices per share of the Company's Common Stock for each quarterly period since the Company's initial public offering is set forth in the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.

         On April 1, 1998, the last reported sale price of the Common Stock on the NASDAQ National Market System was 813/16 per share.

         Since the initial public offering, the Company has not paid any cash dividends except for $5,853,000 of dividends representing previously taxed undistributed S corporation earnings which dividends were declared prior to the Company's initial public offering and paid to persons who were stockholders prior to the offering. The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit facilities contain restrictions on the payment of cash dividends on the Common Stock. Under the provisions of the credit facilities, dividends will be prohibited to the extent such aggregate dividends would cause the Company's tangible net worth to fall below the sum of $16 million plus 50% of aggregate net income after fiscal 1999.

         The approximate number of equity security holders of the Company is as follows:

                                                       Number of Record Holders
               Title of Class                            as of April 1, 1998
               --------------                            -------------------
  Common Stock, par value $.01 per share                         569

ITEM 6. SELECTED FINANCIAL DATA.

          Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto set forth elsewhere in this Annual Report on Form 10-K.

                                                                                                PRO FORMA
                                                                                   ONE MONTH   FISCAL YEAR
                                                                                    PERIOD        ENDED
                                                     FISCAL YEAR ENDED              ENDED      (UNAUDITED)     FISCAL YEAR ENDED
                                           -----------------------------------------------------------------------------------------
                                           JANUARY 2,    JANUARY 1,    DECEMBER  JANUARY 28,    JANUARY 28,  FEBRUARY 1, JANUARY 31,
                                              1994          1995       31, 1995    1996 (1)      1996 (1)     1997 (1)      1998
                                           (52 WEEKS)    (52 WEEKS)   (52 WEEKS)  (4 WEEKS)     (52 WEEKS)   (53 WEEKS)   (52 WEEKS)
                                           -----------------------------------------------------------------------------------------
                                                          (in thousands, except per share and selected operating data)
OPERATING STATEMENT DATA
  Net sales by company stores               $42,303       $55,282      $57,636      $3,619       $58,091      $62,318      $73,597
  Net sales to franchisees(2)                 4,532         3,989        2,707         128         2,672        1,755        1,742
                                            -------       -------      -------      ------       -------      -------      -------
         Net sales                           46,835        59,271       60,343       3,747        60,763       64,073       75,339
  Cost of goods sold(3)                      16,874        22,418       26,115       1,913        26,484       26,713       33,240
                                            -------       -------      -------      ------       -------      -------      -------
         Gross profit                        29,961        36,853       34,228       1,834        34,279       37,360       42,099
  General, administrative and store
         operating expenses                  21,976        31,168       30,743       2,358        30,842       33,738       37,185
                                            -------       -------      -------      ------       -------      -------      -------
  Income (loss) from operations               7,985         5,685        3,485        (524)        3,437        3,622        4,914
  Interest expense (income), net                (55)          119          621          39           620          404          372
                                            -------       -------      -------      ------       -------      -------      -------
         Income (loss) before taxes(4)        8,040         5,566        2,864        (563)        2,817        3,218        4,542
  Provision for income taxes (4)              3,138         2,275        1,160        (225)        1,141        1,287        1,772
                                            -------       -------      -------      ------       -------      -------      -------
        Net income (loss)(4)                $ 4,902       $ 3,291      $ 1,704      $ (338)      $ 1,676      $ 1,931      $ 2,770
                                            =======       =======      -------      ======       =======      =======      =======
Basic net income (loss) per
        share(4)(5)                         $   .63       $   .42      $   .22      $ (.04)      $   .22      $   .25      $   .35
                                            =======       =======      =======      ======       =======      =======      =======
  Diluted net income (loss) per
        share(4)(5)                         $   .62       $   .42      $   .22      $ (.04)      $   .21      $   .24      $   .34
                                            =======       =======      =======      ======       =======      =======      =======
  Weighted average shares
         outstanding (supplemental pro
         forma for 1993)(5)                   7,924         7,922        7,838       7,777         7,836        7,976        8,033
                                            =======       =======      =======      ======       =======      =======      =======
SELECTED OPERATING DATA
  Company stores at period end(6)                78           104          111         111           111          123          132
  Franchise stores at period end (6)             16            17           12          12            12           10            9
                                            -------       -------      -------      ------       -------      -------      -------
  Total stores at period end(6)                  94           121          123         123           123          133          141


  Average net sales per company
         store (in thousands)(7)            $   647       $   613      $   527         N/A       $   537      $   523      $   578

                                                                                              PRO FORMA
                                                                                ONE MONTH    FISCAL YEAR
                                                                                  PERIOD        ENDED
                                                   FISCAL YEAR ENDED              ENDED      (UNAUDITED)      FISCAL YEAR ENDED
                                         -------------------------------------------------------------------------------------------
                                         JANUARY 2,    JANUARY 1,    DECEMBER   JANUARY 28,   JANUARY 28,   FEBRUARY 1,  JANUARY 31,
                                            1994          1995       31, 1995     1996 (1)     1996 (1)      1997 (1)       1998
                                         (52 WEEKS)    (52 WEEKS)   (52 WEEKS)   (4 WEEKS)    (52 WEEKS)    (53 WEEKS)   (52 WEEKS)
                                         -------------------------------------------------------------------------------------------
                                                          (in thousands, except per share and selected operating data)
  Average net sales per net selling
          square foot at company
          stores(7)                      $   496       $   478        $   413        N/A      $   405        $   396        $   449
  Percentage increase (decrease) in
         comparable company store
         net sales                          12.3%         (7.3)%        (10.4)%      1.4%       (10.1%)         (1.3)%         10.7%

BALANCE SHEET DATA (at Year End):
  Working capital                        $ 4,771       $ 1,460        $ 4,536                 $ 5,419        $ 6,585        $ 8,970
  Total assets                            16,589        27,352         27,009                  27,681         31,248         34,472
  Debt and lease obligations, less
         current maturities                  593         4,663          5,896                   7,131          7,008          6,703
  Stockholders' Equity                   $10,713       $14,226        $15,959                 $15,621        $18,021        $21,456


(1) In December 1996, the Company elected to change its fiscal year end, effective January 29, 1996, from a 52/53 week fiscal year, ending on the Sunday closest to December 31st to a 52/53 week fiscal year ending on the Saturday closest to January 31st. The selected financial data presents financial results for, among other periods, the short one month transition period in January 1996, and for a pro forma fiscal year ended January 28, 1996.

(2) Includes $0, $5,000, $0, $0 and $0 of franchisee fees in fiscal 1993, 1994, 1995, 1997 and 1998.

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

(5) Restated to give retroactive effect for 2 for 1 stock split in January 1994. In addition, for purposes of calculating supplemental pro forma net income per share, the weighted average number of shares outstanding has been adjusted to give effect to both (1) the common stock equivalents associated with outstanding stock options calculated pursuant to the treasury stock method, and (2) the 866,684 shares issued by the Company in the initial public offering (split-adjusted), the net proceeds of which were used to partially fund a $5,853,000 distribution to persons who were stockholders prior to the initial public offering.

(6) For information concerning stores opened, acquired, sold and closed, see "Business -- Store Locations."

(7) Average net sales per company store and average net sales per net selling square foot of company stores are based on net sales of stores that have been operated by the Company for the full year. For fiscal 1997, average net sales per company store and average net sales per net selling square foot of company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A discussion and analysis of the financial condition and results of operations for the specified fiscal periods through January 31, 1998 is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements and supplementary financial information is set forth under the heading "Financial Statements" in the financial information portion of the Company's 1998 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information about directors and nominees for director of the Company in the Company's 1998 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A of Part I of this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION.

         Information about Executive Compensation in the Company's 1998 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is included in the Company's 1998 Annual Meeting proxy statement and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is included in the Company's 1998 Annual Meeting proxy statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) The following financial statements of Chico's FAS, Inc. and the report thereon of Arthur Andersen LLP dated March 3, 1998, which is included in the Company's Annual Report to Stockholders for the fiscal year ended January 31, 1998, are incorporated herein by reference.

                  Report of Independent Certified Public Accountants.

                  Statements of Income for the fiscal years ended January 31, 1998 and February 1, 1997, for the period from January 1, 1996 through January 28, 1996 and for the fiscal year ended December 31, 1995.

                  Balance Sheets, January 31, 1998 and February 1, 1997.

                  Statements of Stockholders' Equity for the fiscal years ended January 31, 1998 and February 1, 1997, for the period from January 1, 1996 through January 28, 1996 and for the fiscal year ended December 31, 1995.

                  Statements of Cash Flows for the fiscal years ended January 31, 1998 and February 1, 1997, for the period from January 1, 1996 through January 28, 1996 and for the fiscal year ended December 31, 1995.

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

         10.2*    Employment Agreement for Helene B. Gralnick (Filed as Exhibit
                  10.1 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

         10.3*    Employment Agreement for Charles J. Kleman (Filed as Exhibit
                  10.6.5 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

         10.4*    Employment Agreement for Scott A. Edmonds (Filed as Exhibit
                  10.1 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

         10.5*    Employment Agreement for Melissa Payner-Gregor (Filed as
                  Exhibit 10.3 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

         10.6* Supplement to Employment Agreement for Melissa Payner-Gregor. (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

         10.7* Second Supplement to Employment Agreement for Melissa Payner-Gregor. (Filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

         10.8*    Employment Agreement for Mori Cameron-MacKenzie (Filed as
                  Exhibit 10.4 to the Company's Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13,
                  1995)

         10.9* 1992 Stock Option Plan (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.10*   First Amendment to 1992 Stock Option Plan (Filed as Exhibit
                  10.13 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

         10.11* 1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

         10.12* 1993 Employee Stock Purchase Plan (Filed as Exhibit 10.8 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

         10.13* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

         10.14* Nonemployee Director's Stock Option Agreement by and between Chico's FAS Inc., and W. Keith Schilit (Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

         10.15* Form of Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc. and Verna K. Gibson (Filed as
                  Exhibit 10.51 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1,
                  1995)

         10.16* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc. and W. Keith Schilit dated November 7, 1994 (Filed as Exhibit 10.52 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

         10.17* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

         10.18* Nonemployee Director's Stock Option Agreement by and between Chico's FAS Inc., and W. Keith Schilit (Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

         10.19* Nonemployee Director's Stock Option Agreement by and between Chico's FAS Inc., and W. Keith Schilit (Filed as Exhibit 10.8 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

         10.20* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

         10.21* Nonemployee Director's Stock Option Agreement by and between Chico's FAS Inc., and W. Keith Schilit (Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

         10.22*   Indemnification Agreement with Lynn D. Mann (Filed as Exhibit
                  10.9 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

         10.23*   Indemnification Agreement with Marvin J. Gralnick (Filed as
                  Exhibit 10.9.1 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.24*   Indemnification Agreement with Helene B. Gralnick (Filed as
                  Exhibit 10.9.2 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.25*   Indemnification Agreement with Jeffrey J. Zwick (Filed as
                  Exhibit 10.9.3 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.26*   Indemnification Agreement with Barry E. Szumlanski (Filed as
                  Exhibit 10.9.4 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.27*   Indemnification Agreement with Charles J. Kleman (Filed as
                  Exhibit 10.9.5 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.28*   Indemnification Agreement with Michal Szumlanski (Filed as
                  Exhibit 10.9.8 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.29*   Indemnification Agreement with W. Keith Schilit (Filed as
                  Exhibit 10.9.7 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.30*   Indemnification Agreement with Verna K. Gibson (Filed as
                  Exhibit 10.9.6 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.31*   Indemnification Agreement with Scott A. Edmonds (Filed as
                  Exhibit 10.2 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

         10.32*   Indemnification Agreement with Melissa Payner-Gregor (Filed as
                  Exhibit 10.4 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

         10.33* S Corporation Tax Allocation and Indemnification Agreement (Filed as Exhibit 10.11 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

         10.34* Sample Form of Franchise Agreement (Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.35*   Sample Form of Territory Development Agreement (Filed as
                  Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.36* Sample Form of Purchase Agreement (Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-I (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.37* Lease Agreement dated February 1, 1988 by and between Lynn Mann, Marvin Gralnick and Barry Szumlanski and Chico's Folk Art Specialties, Inc. (Filed as Exhibit 10.19 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.38* Lease Agreement dated December 1, 1988 by and between Marvin Gralnick, Helene Gralnick, Lynn Mann and Barry Szumlanski, and Chico's Folk Art Specialties, Inc. (Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.39* Lease Termination and Settlement Agreement dated June 13, 1996 by and among: Marvin Gralnick, Helene Gralnick, Lynn Mann and Barry Szumlanski; Chico's FAS, Inc. and (Filed as Exhibit 10.8 to the Company's Form 10-Q for the quarter ended September 29, 1996, as filed with the Commission on November 12, 1996)

         10.40* Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated October 13, 1993 by and between Chico's FAS, Inc, and NationsBank of Florida, National Association (Filed as Exhibit 10.38 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

         10.41* Consolidated Amendment to Loan Documents dated as of October 13, 1993, by and between Chico's FAS, Inc., and NationsBank of Florida, National Association (Filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

         10.42* First Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated December 20, 1993 by and between Chico's FAS, Inc. and NationsBank of Florida, National Association (Filed as Exhibit 10.43 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

         10.43* Second Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated June 14, 1994 by and between Chico's FAS, Inc., and NationsBank of Florida National Association (Filed as Exhibit 10.48 to the Company's Form 10-Q for the quarter ended October 2, 1994, as filed with the Commission on November 15, 1994)

         10.44* Third Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated December 9, 1994 by and between Chico's FAS, Inc., and NationsBank of Florida National Association (Filed as Exhibit 10.49 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

         10.45* Fourth Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated February 14, 1995 by and between Chico's FAS, Inc., and NationsBank of Florida National Association (Filed as Exhibit 10.50 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

         10.46* Second Amended and Restated Credit Agreement dated September 28, 1995 by and between Chico's FAS, Inc. and NationsBank of Florida, National Association (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

         10.47* Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N. A. (Filed as
                  Exhibit 10.57 to the Company's Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1,
                  1996)

         10.48* First Amendment to Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N.
                  A. (Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 29, 1996, as filed with the Commission on November 12, 1996)

         10.49 Second Amendment to Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N. A.

         10.50* Loan Agreement dated January 4, 1996 by and between Chico's FAS, Inc. and Founders National Trust Bank (Filed as Exhibit
                  10.58 to the Company's Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996)

         10.51* Amendment and Restatement of the Chico's FAS, Inc. Profit Sharing Plan (Filed as Exhibit 10.47 to the Company's Form 10-Q for the quarter ended April 3, 1994, 1994, as filed with the Commission on May 9, 1994)

         10.52* Separation Agreement dated November 10, 1994 by and between Chico's FAS, Inc. and Jeffrey J. Zwick (Filed as Exhibit 10.55 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

         10.53* Separation Agreement dated February 14, 1995 by and between Chico's FAS, Inc. and Barry E. Szumlanski (Filed as Exhibit
                  10.57 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

         10.54* Separation Agreement dated February 14, 1995 by and between Chico's FAS, Inc. and Michal Szumlanski (Filed as Exhibit
                  10.58 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

         10.55* Separation Agreement dated as of March 24, 1997 by and between Chico's FAS, Inc. and Melissa Payner (Filed as Exhibit 10.76 to the Company's Form 10-K for the year ended February 1, 1997, as filed with the commission on April 30, 1997)

         10.56* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna Gibson dated May 13, 1997 (Filed as Exhibit
                  10.1 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the commission on September 5, 1997)

         10.57* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Ross Roeder dated June 17, 1997 (Filed as Exhibit
                  10.2 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the commission on September 5, 1997)

         10.58* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and John Burden dated June 17, 1997 (Filed as Exhibit
                  10.3 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the commission on September 5, 1997)

         10.59* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna Gibson dated June 17. 1997 (Filed as Exhibit
                  10.4 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the commission on September 5, 1997)

         10.60 Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Ross Roeder dated February 10, 1998

         10.61 Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and John Burden dated February 10, 1998

         10.62 Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna Gibson dated February 10, 1998

         13       Annual Report to Stockholders

         23       Consent to use of Report of Independent Certified Public
                  Accountants

         27       Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K.

         The company did not file any reports on Form 8-K during the fifty-two weeks ended January 31, 1998.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO'S FAS, INC.


By:  /s/ Marvin J. Gralnick                                       April 21, 1998
     -------------------------------------------------          ----------------
         MARVIN J. GRALNICK, Chief Executive Officer                        Date
                       and President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Marvin J. Gralnick                                            April 21, 1998
------------------------------------------------------          ----------------
    MARVIN J. GRALNICK, Chief Executive Officer,                            Date
       President, Director
       (principal executive officer)


/s/ Charles J. Kleman                                             April 21, 1998
------------------------------------------------------          ----------------
    CHARLES J. KLEMAN, Chief Financial Officer,                             Date
       Director
       (principal financial and accounting officer)


/s/ Helene B. Gralnick                                            April 21, 1998
------------------------------------------------------          ----------------
    HELENE B. GRALNICK, Senior Vice President -                             Date
       Design and Concept and Director


/s/ Verna K. Gibson                                               April 21, 1998
------------------------------------------------------          ----------------
    VERNA K. GIBSON, Director                                               Date


/s/ John W. Burden                                                April 21, 1998
------------------------------------------------------          ----------------
    JOHN W. BURDEN, Director                                                Date


/s/ Ross E. Roeder                                                April 21, 1998
------------------------------------------------------          ----------------
    ROSS E. ROEDER, Director                                                Date