Form 10-Q
period 1998-05-02
CHICOS FAS INC
filed 1998-06-03
CIK 897429

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT


   For the Quarter Ended:                          Commission File Number:
        May 2, 1998                                       0-21258

                                CHICO'S FAS, INC.
               (Exact name of registrant as specified in charter)


           Florida                                     59-2389435
 (State of Incorporation)                  (I.R.S. Employer Identification No.)


                 11215 Metro Parkway, Fort Myers, Florida 33912
                    (Address of principal executive offices)


                                  941-277-6200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         --    --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At June 3, 1998, there were 8,012,041 shares outstanding of Common Stock, $.01 par value per share.

                                CHICO'S FAS, INC.

                                      Index


PART I - Financial Information
    Item 1.      Financial Statements (Unaudited):                                                             Page

        Condensed Balance Sheets - May 2, 1998 and January 31, 1998...............................................3

        Condensed Statements of Income for the Thirteen Weeks Ended
             May 2, 1998 and May 3, 1997..........................................................................4

        Condensed Statements of Cash Flows for the Thirteen Weeks Ended
             May 2, 1998 and May 3, 1997..........................................................................5

        Notes to Condensed Financial Statements...................................................................6

    Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................................7

PART II - Other Information

    Item 6.      Exhibits and Reports on Form 8-K................................................................10

    Signatures   ................................................................................................10

                                CHICO'S FAS, INC.
                             CONDENSED BALANCE SHEET
                                   [UNAUDITED]

                                                            AS OF              AS OF
                                                            5-2-98            1-31-98
                                                         ------------       ------------

                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                           $  9,668,689       $  2,943,916
     Certificate of Deposit                                 1,000,000                 --
     Receivables                                              296,742            894,895
     Inventories                                            7,136,906          9,525,472
     Prepaid expenses                                         500,960            667,145
     Deferred taxes                                         1,438,000          1,251,000
                                                         ------------       ------------
         Total Current Assets                              20,041,297         15,282,428
                                                         ------------       ------------

LAND, BUILDING AND EQUIPMENT:
     Cost                                                  24,060,242         23,596,977
     Less accumulated depreciation and amortization        (6,792,583)        (6,617,591)
                                                         ------------       ------------
         Land, Building and Equipment, Net                 17,267,659         16,979,386
                                                         ------------       ------------


OTHER ASSETS:
     Certificate of Deposit                                        --          1,000,000
     Deferred taxes                                           646,000            559,000
     Other assets, net                                        818,631            650,702
                                                         ------------       ------------
         Total Other Assets                                 1,464,631          2,209,702
                                                         ------------       ------------

                                                         $ 38,773,587       $ 34,471,516
                                                         ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $  2,815,348       $  3,520,265
     Accrued liabilities                                    3,346,298          2,540,375
     Accrued income taxes                                   1,819,572                 --
     Current portion of debt and lease obligations            252,913            251,762
                                                         ------------       ------------
         Total Current Liabilities                          8,234,131          6,312,402
                                                         ------------       ------------

NONCURRENT LIABILITIES:
     Debt and lease obligations                             5,417,376          5,455,271
     Deferred rent                                          1,329,824          1,247,958
                                                         ------------       ------------
         Total Noncurrent Liabilities                       6,747,200          6,703,229
                                                         ------------       ------------


STOCKHOLDERS' EQUITY:
     Common stock                                              80,126             80,113
     Additional paid-in capital                             8,227,562          8,219,707
     Retained earnings                                     15,484,568         13,156,065
                                                         ------------       ------------
         Total Stockholders' Equity                        23,792,256         21,455,885
                                                         ------------       ------------
                                                         $ 38,773,587       $ 34,471,516
                                                         ============       ============

                                     Page 3
                             See Accompanying Notes

                                CHICO'S FAS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   [UNAUDITED]


                                                             THIRTEEN WEEKS ENDED
                                                             5-2-98           5-3-97
                                                          -----------      -----------
Net sales by company stores                               $25,518,852      $18,296,447
Net sales to franchisees                                      377,056          423,350
                                                          -----------      -----------
                          NET SALES                        25,895,908       18,719,797
Cost of goods sold                                         10,769,153        8,116,360
                                                          -----------      -----------
                          GROSS PROFIT                     15,126,755       10,603,437

General, administrative and store operating expenses       11,166,931        8,815,301
                                                          -----------      -----------
                          INCOME FROM OPERATIONS            3,959,824        1,788,136
Interest expense, net                                          79,319          116,680
                                                          -----------      -----------
                          INCOME BEFORE TAXES               3,880,505        1,671,456
Income tax provision                                        1,552,000          669,000
                                                          -----------      -----------
                          NET INCOME                      $ 2,328,505      $ 1,002,456
                                                          ===========      ===========
PER SHARE DATA:
       Net income per common share - basic                $      0.29      $      0.13
                                                          ===========      ===========
       Net income per common and common
               equivalent share-diluted                   $      0.28      $      0.13
                                                          ===========      ===========
       Weighted average common shares
               outstanding-basic                            8,012,041        7,884,118
                                                          ===========      ===========
       Weighted average common and common
               equivalent shares outstanding-diluted        8,244,063        7,884,118
                                                          ===========      ===========

                                     Page 4
                             See Accompanying Notes

                               CHICO'S FAS, INC.
                       CONDENSED STATEMENT OF CASH FLOWS
                                  [UNAUDITED]

                                                                  THIRTEEN WEEKS ENDED
                                                                 5-2-98         5-3-97
                                                               ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                $2,328,505     $1,002,456
                                                               ----------     ----------

     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                             546,045        529,610
        Deferred taxes                                           (274,000)       127,000
        Loss on disposal of property and equipment                  5,685         48,547
        Increase in deferred rent                                  81,866         40,177
        Changes in assets and liabilities:
           Decrease [increase] in receivables                     598,153        (41,469)
           Decrease in inventories                              2,388,566      1,146,980
           Decrease in prepaids and other assets                  138,614         41,029
           Decrease in accounts payable                          (704,917)      (252,350)
           Increase in accrued liabilities                        805,923        291,710
           Increase in accrued income taxes                     1,819,572        588,851
                                                               ----------     ----------
                Total Adjustments                               5,405,507      2,520,085
                                                               ----------     ----------
                Net cash provided by operating activities       7,734,012      3,522,541
                                                               ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of land, buildings and equipment                   (782,363)      (627,902)
                                                               ----------     ----------
        Net cash used in investing activities                    (782,363)      (627,902)
                                                               ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                    7,868             --
     Credit line payments                                              --       (284,919
     Principal payments on debt                                   (36,744)       (84,449)
     Deferred finance costs                                      (198,000)      (100,000)
                                                               ----------     ----------
        Net cash used in financing activities                    (226,876)      (469,368)
                                                               ----------     ----------
        Net increase in cash and cash equivalents               6,724,773      2,425,271

CASH AND CASH EQUIVALENTS - Beginning of Period                 2,943,916        832,176
                                                               ----------     ----------

CASH AND CASH EQUIVALENTS - End of Period                      $9,668,689     $3,257,447
                                                               ==========     ==========

                                     Page 5
                             See Accompanying Notes

                                CHICO'S FAS, INC.
                     Notes to Condensed Financial Statements
                                   May 2, 1998
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of Presentation

        The accompanying unaudited condensed financial statements of Chico's FAS, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and notes thereto for the year ended January 31, 1998, included in the Company's Annual Report on Form 10-K filed on April 28, 1998. The January 31, 1998 balance sheet amounts were derived from audited financial statements included in the Company's Annual Report.

        Operating results for the thirteen weeks ended May 2, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

    Net Income Per Common and Common Equivalent Share

        In the fiscal year ended January 31, 1998, the Company adopted SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:


                                                    THIRTEEN       THIRTEEN
                                                      WEEKS          WEEKS
                                                      ENDED          ENDED
                                                     5/2/98         5/3/97
                                                    ---------      ---------
Basic weighted average number of common shares      8,012,041      7,884,118

Dilutive effect of options outstanding                232,022             --
                                                    =========      =========
Diluted weighted average common and common
equivalent shares outstanding                       8,244,063      7,884,118
                                                    =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 3, 1997.


    NET SALES. Net sales by Company-owned stores for the thirteen weeks ended May 2, 1998 (the current period) increased by $7.2 million, or 39.5%, over net sales by Company-owned stores for the comparable thirteen weeks ended May 3, 1997 (the prior period). The increase was the result of a comparable Company store net sales increase of $5.5 million and $1.7 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of approximately $600,000 from six stores closed in fiscal 1998).

    Net sales to franchisees for the current period decreased by approximately $46,000, or 10.9% compared to net sales to franchisees for the prior period. The decrease in net sales to franchisees was primarily caused by the reacquisition of three franchised stores in fiscal 1998 and 1999 offset by an increase in sales to other franchisees.

    GROSS PROFIT. Gross profit for the current period was $15.1 million, or 58.4% of net sales, compared with $10.6 million, or 56.6% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from higher initial margins on goods offered for sale and fewer and less aggressive markdowns associated with the Company's refocusing of its product development departments described more fully below in comparable company store net sales. To a lesser degree this increase was due to leverage associated with the Company's 31.7% comparable store sales increase for the quarter, offset by an increase in inventory reserves for merchandise intended for liquidation.

    GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $11.2 million, or 43.1% of net sales, in the current period from $8.8 million, or 47.1% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to direct store costs, including store compensation, which decreased by 7.2% of net sales due to leverage associated with the Company's 31.7% comparable company store sales increase for the quarter, net of an increase in marketing and promotion costs as a percent of sales and net of increased profit sharing and other accruals.

    INTEREST EXPENSE, NET. Net interest expense decreased to approximately $79,000 in the current period from approximately $117,000 in the prior period. This decrease was primarily a result of increased interest earnings during the current period from the Company's increased cash position.

    NET INCOME. As a result of the factors discussed above, net income reflects an increase of 132.3% to $2.3 million in the current period from net income of $1.0 million in the prior period. The income tax provision represented an effective rate of 40% for both the current and prior periods.

    COMPARABLE COMPANY STORE NET SALES. Comparable Company store net sales increased by 31.7% in the current period when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months.

    The Company believes that the increase in comparable Company store net sales resulted from a refocusing of the Company's product development, merchandise planning and buying departments on Chico's target customer. The Company also believes that the look, fit and pricing policy of the Company's product was in line with the refocusing effort and that the increase in comparable store sales was fueled by increased direct mailings and a larger database of existing customers for such mailings. To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with the Company's newly introduced training programs and continuing sales associated with several styles of clothing produced from a fabric newly introduced by the Company in the fourth quarter of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are for funding capital expenditures related to new store openings and merchandise inventory purchases.

During the current and prior periods, the Company's primary source of working capital was cash flow from operations of $7.7 million and $3.5 million, respectively. The increase in cash flow from operations of $4.2 million was primarily due to an increase in net income to $2.3 million in the current period from $1.0 million in the prior period, a decrease in inventories of $2.4 million in the current period as compared to a decrease of $1.1 million in the prior period and an increase in accrued income taxes of $1.8 million as compared to an increase of approximately $589,000 in the prior period. To a lesser degree, the increase in cash flow from operations was due to an increase in accrued liabilities of approximately $806,000 in the current period, versus an increase of approximately $292,000 in the prior period and a decrease in receivables of approximately $598,000 in the current period versus an increase of approximately $41,000 in the prior period. The increase in accrued liabilities is associated with the Company's improved sales and profitability and the decrease in receivables is due to the re-acquisition of two franchises after year end.

The Company invested approximately $782,000 in the current period for capital expenditures primarily associated with the opening of four new (or reacquired) stores, and the remodeling of several existing stores. During the prior period, the Company invested approximately $628,000 for capital expenditures associated with the opening of four new (or reacquired) stores, the relocating of three existing stores and remodeling of several existing stores.

In the current period, one of the Company's former employees exercised 1,267 stock options at prices of $5.50 and $7.00. The proceeds from this issuance of this stock amounted to approximately $7,900.

The Company also invested $198,000 in the current period and $100,000 in the prior period in intangible assets associated with the reacquisition of franchised stores. The Company repaid indebtedness of approximately $37,000 and $84,000 in the current and prior periods, respectively. The Company repaid under its then available credit lines approximately $285,000 in the prior period.

As more fully described in "Item 1-Business" appearing on pages 12 through 15 of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998, the Company is subject to ongoing risks associated with imports. The Company's reliance on sourcing from foreign countries causes the Company to be exposed to certain unique business and political risks. Import restrictions, including tariffs and quotas, and changes in such tariffs or quotas could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and have an adverse effect on the Company's business, financial condition and/or results of operations. The Company's merchandise flow could also be adversely affected by political instability in any of the countries in which its goods are manufactured, by significant fluctuations in the value of the U.S. dollar against applicable foreign currencies and by restrictions on the transfer of funds.

The Company plans to open approximately 16 to 20 new stores in fiscal 1999, 3 of which were open as of June 1, 1998. The Company believes that the liquidity needed for its planned new store growth, continuing remodel program and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. If cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods, the Company might need to seek other sources of financing to conduct its operations or pursue its expansion plans and there can be no assurance that such other sources of financing would be available.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SEASONALITY AND INFLATION

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods.

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

The company has assessed the year 2000 readiness of its systems and has determined that the costs and uncertainties that may be associated with addressing the year 2000 issues for its systems are not expected to have a material impact on its business operations or its financial conditions.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:     27               Financial Data Schedule

    (b) Reports on Form 8-K:           The Company did not file any reports on
                                       Form 8-K during the current  period





SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 2, 1998               By:/s/ Marvin Gralnick
     --------------                 -------------------
                                    Marvin Gralnick
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: June 2, 1998               By:/s/ Charles J. Kleman
     --------------                 ----------------------
                                    Charles J. Kleman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)