Form 10-Q
period 1998-08-01
CHICOS FAS INC
filed 1998-09-02
CIK 897429

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:                                  Commission File Number:
    August 1, 1998                                             0-21258

                               CHICO'S FAS, INC.
               (Exact name of registrant as specified in charter)


         Florida                                         59-2389435
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

At August 31, 1998, there were 8,172,223 shares outstanding of Common Stock, $.01 par value per share.

                               CHICO'S FAS, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION


                                                                                                                Page
    Item 1.      Financial Statements (Unaudited):
        Condensed Balance Sheets - August 1, 1998 and January 31, 1998............................................3

        Condensed Statements of Income for the Thirteen and Twenty-six weeks Ended
             August 1, 1998 and August 2, 1997....................................................................4

        Condensed Statements of Cash Flows for the Twenty-six weeks Ended
             August 1, 1998 and August 2, 1997....................................................................5

        Notes to Condensed Financial Statements...................................................................6

    Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................................8

PART II - OTHER INFORMATION

    Item 4       Submission of Matters to a Vote of Security Holders.............................................12

    Item 6.      Exhibits and Reports on Form 8-K................................................................13

    Signatures   ................................................................................................13

                               CHICO'S FAS, INC.
                            CONDENSED BALANCE SHEET
                                  [UNAUDITED]

                                                                                                AS OF                AS OF
                                                                                                8-1-98              1-31-98
                                                                                              -----------         -----------
                                     ASSETS
       CURRENT ASSETS:
            Cash and cash equivalents                                                         $10,249,359          $2,943,916
            Certificate of Deposit                                                              1,000,000                  --
            Receivables, net                                                                    1,003,049             894,895
            Inventories                                                                         7,848,288           9,525,472
            Prepaid expenses                                                                      547,048             667,145
            Deferred taxes                                                                      1,622,000           1,251,000
                 Total Current Assets                                                          22,269,744          15,282,428
                                                                                              -----------         -----------
       LAND, BUILDING AND EQUIPMENT:
            Cost                                                                               25,185,681          23,596,977
            Less accumulated depreciation and amortization                                     (7,249,386)         (6,617,591)
                 Land, Building and Equipment, Net                                             17,936,295          16,979,386
                                                                                              -----------         -----------

       OTHER ASSETS:
            Certificate of Deposit                                                                     --           1,000,000
            Deferred taxes                                                                        733,000             559,000
            Other assets, net                                                                     763,429             650,702
                 Total Other Assets                                                             1,496,429           2,209,702
                                                                                              -----------         -----------
                                                                                              $41,702,468         $34,471,516
                                                                                              ===========         ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

       CURRENT LIABILITIES:
            Accounts payable                                                                   $3,321,890          $3,520,265
            Accrued liabilities                                                                 3,474,887           2,540,375
            Current portion of debt and lease obligations                                         276,158             251,762
                 Total Current Liabilities                                                      7,072,935           6,312,402

       NONCURRENT LIABILITIES:
            Debt and lease obligations                                                          5,378,821           5,455,271
            Deferred rent                                                                       1,386,478           1,247,958
                 Total Noncurrent Liabilities                                                   6,765,299           6,703,229
                                                                                              -----------         -----------

       STOCKHOLDERS' EQUITY:
            Common stock                                                                           81,705              80,113
            Additional paid-in capital                                                          9,584,877           8,219,707
            Retained earnings                                                                  18,197,652          13,156,065
                                                                                               27,864,234          21,455,885
                                                                                              -----------         -----------
                                                                                              $41,702,468         $34,471,516
                                                                                              ===========         ===========



                             See Accompanying Notes

                               CHICO'S FAS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                  [UNAUDITED]

                                                               TWENTY-SIX WEEKS ENDED                     THIRTEEN WEEKS ENDED
                                                              8-1-98            8-2-97                  8-1-98            8-2-97
                                                            -----------       -----------            -----------       -----------
Net sales by company stores                                 $52,336,889       $37,972,393            $26,818,037       $19,675,946
Net sales to franchisees                                        917,561           827,978                540,505           404,628
                                                            -----------       -----------            -----------       -----------
                  NET SALES                                  53,254,450        38,800,371             27,358,542        20,080,574
Cost of goods sold                                           21,781,224        17,278,890             11,012,071         9,162,530
                                                            -----------       -----------            -----------       -----------
                  GROSS PROFIT                               31,473,226        21,521,481             16,346,471        10,918,044

General, administrative and
       store operating expenses                              22,961,690        18,035,809             11,794,759         9,220,508
                                                            -----------       -----------            -----------       -----------
                  INCOME FROM OPERATIONS                      8,511,536         3,485,672              4,551,712         1,697,536
Interest expense, net                                           109,949           202,660                 30,630            85,980
                                                            -----------       -----------            -----------       -----------
                  INCOME BEFORE TAXES                         8,401,587         3,283,012              4,521,082         1,611,556
Income tax provision                                          3,360,000         1,313,000              1,808,000           644,000
                                                            -----------       -----------            -----------       -----------
                  NET INCOME                                 $5,041,587        $1,970,012             $2,713,082          $967,556
                                                            ===========       ===========            ===========       ===========
PER SHARE DATA:
       Net income per common share - basic                        $0.63             $0.25                  $0.34             $0.12
                                                            ===========       ===========            ===========       ===========
       Net income per common and common
           equivalent share-diluted                               $0.60             $0.25                  $0.32             $0.12
                                                            ===========       ===========            ===========       ===========
       Weighted average common shares
           outstanding-basic                                  8,052,351         7,889,370              8,092,661         7,894,621
                                                            ===========       ===========            ===========       ===========
       Weighted average common and common
           equivalent shares outstanding-diluted              8,369,164         7,904,170              8,471,686         7,954,629
                                                            ===========       ===========            ===========       ===========



                             See Accompanying Notes

                               CHICO'S FAS, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                                  [UNAUDITED]

                                                                                                   TWENTY-SIX WEEKS ENDED
                                                                                              -----------          ----------
                                                                                                8-1-98               8-2-97
                                                                                              -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                                $5,041,587          $1,970,011
                                                                                              -----------          ----------

     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                          1,129,141           1,062,713
         Deferred taxes                                                                          (545,000)            113,000
         Loss on disposal of property and equipment                                                44,632             126,502
         Increase in deferred rent                                                                138,520              84,610
         Changes in assets and liabilities:
             (Increase) decrease in receivables                                                  (108,154)              1,910
             Decrease in inventories                                                            1,677,184           1,651,566
             Decrease in prepaids and other assets                                                 85,978              49,945
             (Decrease) increase in accounts payable                                             (198,375)            375,349
             Increase in accrued liabilities                                                      934,512             315,173
                                                                                              -----------          ----------
                  Total adjustments                                                             3,158,438           3,780,768
                                                                                              -----------          ----------
                  Net cash provided by operating activities                                     8,200,025           5,750,779
                                                                                              -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sales of fixed assets                                                               --              34,500
     Purchase of land, buildings and equipment                                                 (2,011,290)           (902,512)
                                                                                              -----------          ----------
         Net cash used in investing activities                                                 (2,011,290)           (868,012)
                                                                                              -----------          ----------

CASH FLOWS FROM FINANCING  ACTIVITIES:
     Proceeds from issuance of common stock, net                                                1,366,762              36,439
     Credit line payments                                                                              --            (284,919)
     Principal payments on debt                                                                   (52,054)            (83,251)
     Deferred finance costs                                                                      (198,000)           (100,000)
                                                                                              -----------          ----------
         Net cash used in financing activities                                                  1,116,708            (431,731)
                                                                                              -----------          ----------
         Net increase in cash and cash equivalents                                              7,305,443           4,451,036

CASH AND CASH EQUIVALENT - Beginning of Period                                                  2,943,916             832,176
                                                                                              -----------          ----------
CASH AND CASH EQUIVALENT - End of Period                                                      $10,249,359          $5,283,212
                                                                                              ===========          ==========



                             See Accompanying Notes

                               CHICO'S FAS, INC.
                                    NOTES TO
                         CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 1, 1998
                                  (UNAUDITED)


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

     Operating results for the thirteen and twenty-six weeks ended August 1, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     In the fiscal year ended January 31, 1998, the Company adopted SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share (EPS). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:


                                                               TWENTY-SIX WEEKS ENDED                     THIRTEEN WEEKS ENDED
                                                              8-1-98            8-2-97                  8-1-98            8-2-97
                                                            -----------       -----------            -----------       -----------

Basic weighted average number of common shares                8,052,351         7,889,370              8,092,661         7,894,621
Dilutive effect of options outstanding                          316,813            14,800                379,025            60,008
                                                            -----------       -----------            -----------       -----------
Diluted weighted average common and common
equivalent shares outstanding                                 8,369,164         7,904,170              8,471,686         7,954,629
                                                            ===========       ===========            ===========       ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Thirteen Weeks Ended August 1, 1998 Compared to the Thirteen Weeks Ended August 2, 1997.


     NET SALES. Net sales by Company-owned stores for the thirteen weeks ended August 1, 1998 (the current period) increased by $7.1 million, or 36.3%, over net sales by Company-owned stores for the comparable thirteen weeks ended August 2, 1997 (the prior period). The increase was the result of a comparable Company store net sales increase of $4.3 million and $2.8 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of approximately $442,000 from six stores closed in fiscal 1998).

     Net sales to franchisees for the current period increased by approximately $136,000, or 33.6% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily caused by increased purchases from existing franchisees and the opening of an additional franchised location by an existing franchisee, net of reduced sales due to the re-acquisition of two franchised stores in fiscal 1999.

     GROSS PROFIT. Gross profit for the current period was $16.3 million, or 59.7% of net sales, compared with $10.9 million, or 54.4% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from higher margins in the Company's front-line stores due to fewer and less aggressive markdowns associated with the Company's refocusing of its product development departments described more fully below in comparable company store net sales. To a lesser degree this increase was due to leverage associated with the Company's 23.0% comparable store sales increase for the quarter.

     GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $11.8 million, or 43.1% of net sales, in the current period from $9.2 million, or 45.9% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings and additional marketing expenses associated with the Company's direct mail promotions. The decrease in these expenses as a percentage of net sales was principally due to direct store costs, including store compensation, which decreased by 4.0% of net sales due to leverage associated with the Company's 23.0% comparable company store sales increase for the quarter, net of an increase in marketing and promotion costs as a percent of sales and net of increased profit sharing and other accruals.

     INTEREST EXPENSE, NET. Net interest expense decreased to approximately $31,000 in the current period from approximately $86,000 in the prior period. This decrease was primarily a result of increased interest earnings during the current period from the Company's increased cash position.

     NET INCOME. As a result of the factors discussed above, net income reflects an increase of 180.4% to $2.7 million in the current period from net income of $1.0 million in the prior period. The income tax provision represented an effective rate of 40% for both the current and prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Twenty-six Weeks Ended August 1, 1998 Compared to the Twenty-six Weeks Ended August 2, 1997.

     NET SALES. Net sales by Company-owned stores for the twenty-six weeks ended August 1, 1998 (the current period) increased by $14.4 million, or 37.8%, over net sales by Company-owned stores for the comparable twenty six weeks ended August 2, 1997 (the prior period). The increase was the result of a comparable Company store net sales increase of $9.8 million and $4.6 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of $1.0 million from six stores closed in fiscal 1998).

     Net sales to franchisees for the current period increased by approximately $90,000, or 10.8% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily caused by increased purchases from existing franchisees, and the opening of an additional franchised location by an existing franchisee, net of reduced sales due to the re-acquisition of three franchised stores in fiscal 1998 and 1999.

     GROSS PROFIT. Gross profit for the current period was $31.5 million, or 59.1% of net sales, compared with $21.5 million, or 55.5% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from higher margins in its front-line stores due to fewer and less aggressive markdowns associated with the Company's refocusing of its product development departments described more fully below in comparable company store net sales. To a lesser degree, this increase was due to leverage associated with the Company's 27.2% comparable store sales increase for the six month period, offset by an increase in inventory reserves for merchandise intended for liquidation.

     GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $23.0 million, or 43.1% of net sales, in the current period from $18.0 million, or 46.5% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to direct store costs, including store compensation, which decreased by 4.7% of net sales due to leverage associated with the Company's 27.2% comparable company store sales increase for the six month period, net of an increase in marketing and promotion costs as a percent of sales and net of increased profit sharing and other accruals.

     INTEREST EXPENSE, NET. Net interest expense decreased to approximately $110,000 in the current period from approximately $203,000 in the prior period. This decrease was primarily a result of increased interest earnings during the current period from the Company's increased cash position.

     NET INCOME. As a result of the factors discussed above, net income reflects an increase of 155.9% to $5.0 million in the current period from net income of $2.0 million in the prior period. The income tax provision represented an effective rate of 40% for both the current and prior periods.


     COMPARABLE COMPANY STORE NET SALES. Comparable Company store net sales increased by 23.0% in the current quarter and 27.2% in the first six months of 1998 when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months.

     The Company believes that the increase in comparable Company store net sales in both the quarter and six month period resulted from a refocusing of the Company's product development, merchandise planning and buying departments on Chico's target customer. The Company also believes that the look, fit and pricing policy of the Company's product was in line with the refocusing effort and that the increase in comparable store sales was fueled by increased direct mailings and a larger database of existing customers for such mailings. To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with the Company's newly introduced training programs and continuing sales associated with several styles of clothing produced from a fabric newly introduced by the Company in the fourth quarter of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are for funding capital expenditures related to new store openings and merchandise inventory purchases.

During the six months ended August 1, 1998 (the current period) and the six months ended August 1, 1997 (the prior period), the Company's primary source of working capital was cash flow from operations of $ 8.2 million and $5.8 million, respectively. The increase in cash flow from operations of $2.4 million was primarily due to an increase in net income to $5.0 million in the current period from $2.0 million in the prior period, and an increase in accrued liabilities of approximately $900,000 in the current period, versus an increase of approximately $300,000 in the prior period, net of a decrease in accounts payable of approximately $200,000 in the current period versus an increase of approximately $400,000 in the prior period and net of an increase in deferred taxes of approximately $500,000 in the current period versus a decrease of approximately $100,000 in the prior period. The increase in accrued liabilities is associated with the Company's improved sales and profitability.

The Company invested $2.0 million in the current period for capital expenditures primarily associated with the opening of 9 new (or reacquired) company stores, and the remodeling of several existing stores. During the prior period, the Company invested approximately $ 903,000 for capital expenditures associated with the opening of 6 new (or reacquired) company stores, and remodeling of several existing stores.

During the current period, one of the Company's officers exercised 37,000 stock options at prices ranging from $3.25 to $7.00, one of the Company's independent directors exercised 25,000 options at the price of $3.25, a former director exercised 61,000 options at prices ranging from $5.50 to $8.375 and several employees and former employees exercised 22,716 options at prices ranging from $3.25 to $8.75. Also during the current period, the Company sold 13,790 shares of common stock under its employee stock purchase plan at a price of $7.70. The proceeds from the issuances of stock as described above amounted to $ 1.4 million.

The Company also invested $198,000 in the current period and $100,000 in the prior period in intangible assets associated with the reacquisition of franchised stores. The Company repaid indebtedness of approximately $52,000 and $83,000 in the current and prior periods, respectively. In addition, the Company repaid under its then available credit lines approximately $285,000 in the prior period.

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

The Company plans to open approximately 16 to 20 new stores in fiscal 1999, 10 of which were open as of September 1, 1998. The Company plans to open new stores in fiscal 2000 at least equal to 15% of its existing store base. The Company believes that the liquidity needed for its planned new store growth, continuing remodel program and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. If cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods, the Company might need to seek other sources of financing to conduct its operations or pursue its expansion plans and there can be no assurance that such other sources of financing would be available.

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

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on June 9, 1998. There were 8,012,584 shares of common stock entitled to vote. The following matters were voted upon at the meeting:

    a)  Election of Directors:

                                                                  Votes For              Votes Withheld
                                                                  ---------              --------------
           Class II - Term Expiring in 2001
                      Helene B. Gralnick                          7,695,331                   7,427
                      Verna K. Gibson                             7,695,755                   7,003


        The terms of office for the other directors continued after the meeting as follows: Marvin J. Gralnick (1999), John Burden (1999), Charles J. Kleman (2000), and Ross Roeder (2000).


    b) Board of Directors proposal to ratify the appointment of Arthur Andersen LLP as independent certified public accountants.

        Voting Results:                     For the proposal                                  7,685,229

                                            Against the proposal                                 12,025

                                            Abstentions                                           5,504

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)     Exhibits:                           10.1      Nonemployee Stock Option Agreement by and between
                                                      Chico's FAS, Inc. and Verna Gibson dated June 9, 1998

                                            10.2      Nonemployee Stock Option Agreement by and between
                                                      Chico's FAS, Inc. and Ross Roeder dated June 9, 1998

                                            10.3      Nonemployee Stock Option Agreement by and between
                                                      Chico's FAS, Inc. and John Burden dated June 9, 1998

                                            27        Financial Data Schedule (for SEC use only)

(b)     Reports on Form 8-K                           The Company did not file any reports on Form 8-K during
                                                      the current period



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   September 1, 1998       By: /s/ Marvin Gralnick
        ------------------          ------------------------------------------
                                    Marvin Gralnick
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:   September 1, 1998       By: /s/ Charles J. Kleman
        -----------------           ------------------------------------------
                                    Charles J. Kleman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)