Form 10-Q
period 1998-10-31
CHICOS FAS INC
filed 1998-12-11
CIK 897429

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:                              Commission File Number:
  October 31, 1998                                          0-21258

                               CHICO'S FAS, INC.
               (Exact name of registrant as specified in charter)


         Florida                                      59-2389435
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

At December 4, 1998, there were 8,360,967 shares outstanding of Common Stock, $.01 par value per share.

                               CHICO'S FAS, INC.

                                     INDEX


                                                                                                               Page
                                                                                                               ----

PART I - FINANCIAL INFORMATION

    Item 1.      Financial Statements (Unaudited):

        Condensed Balance Sheets - October 31, 1998 and January 31, 1998..........................................3

        Condensed Statements of Income for the Thirteen and Thirty-nine weeks Ended
             October 31, 1998 and November 1, 1997................................................................4

        Condensed Statements of Cash Flows for the Thirty-nine weeks Ended
             October 31, 1998 and November 1, 1997................................................................5

        Notes to Condensed Financial Statements...................................................................6

    Item 2.      Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.......................................................................7

PART II - OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K................................................................12

    Signatures...................................................................................................12


                               CHICO'S FAS, INC.
                            CONDENSED BALANCE SHEET
                                  [UNAUDITED]


                                                           AS OF             AS OF
                                                         10-31-98           1-31-98
                                                        ------------      ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                          $ 14,467,578      $  2,943,916
     Receivables, net                                        838,039           894,895
     Inventories                                           8,930,134         9,525,472
     Prepaid expenses                                        706,317           667,145
     Deferred taxes                                        1,821,000         1,251,000
                                                        ------------      ------------
          Total Current Assets                            26,763,068        15,282,428


LAND, BUILDING AND EQUIPMENT:
     Cost                                                 26,220,101        23,596,977
     Less accumulated depreciation and amortization       (7,513,863)       (6,617,591)
                                                        ------------      ------------
          Land, Building and Equipment, Net               18,706,238        16,979,386
                                                        ------------      ------------

OTHER ASSETS:
     Certificate of Deposit                                       --         1,000,000
     Deferred taxes                                          771,000           559,000
     Other assets, net                                       739,046           650,702
                                                        ------------      ------------
          Total Other Assets                               1,510,046         2,209,702
                                                        ------------      ------------
                                                        $ 46,979,352      $ 34,471,516
                                                        ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                   $  4,269,076      $  3,520,265
     Accrued liabilities                                   4,530,446         2,540,375
     Current portion of debt and lease obligations           305,986           251,762
                                                        ------------      ------------
          Total Current Liabilities                        9,105,508         6,312,402
                                                        ------------      ------------
NONCURRENT LIABILITIES:
     Debt and lease obligations                            5,311,501         5,455,271
     Deferred rent                                         1,446,685         1,247,958
                                                        ------------      ------------
          Total Noncurrent Liabilities                     6,758,186         6,703,229
                                                        ------------      ------------
STOCKHOLDERS' EQUITY:
     Common stock                                             82,765            80,113
     Additional paid-in capital                           10,463,800         8,219,707
     Retained earnings                                    20,569,093        13,156,065
                                                        ------------      ------------
          Total Stockholders' Equity                      31,115,658        21,455,885
                                                        ------------      ------------
                                                        $ 46,979,352      $ 34,471,516
                                                        ============      ============


                           SEE ACCOMPANYING NOTES

                               CHICO'S FAS, INC.

                         CONDENSED STATEMENTS OF INCOME
                                  [UNAUDITED]

                                                       THIRTY-NINE WEEKS ENDED          THIRTEEN WEEKS ENDED
                                                      10-31-98         11-1-97        10-31-98         11-1-97
                                                     -----------     -----------     -----------      -----------
Net sales by company stores                          $78,640,651     $56,304,505     $26,303,762     $18,332,112
Net sales to franchisees                               1,367,948       1,419,240         450,387         591,262
                                                     -----------     -----------     -----------     -----------
                  NET SALES                           80,008,599      57,723,745      26,754,149      18,923,374
Cost of goods sold                                    32,821,917      25,318,077      11,040,693       8,039,187
                                                     -----------     -----------     -----------     -----------
                  GROSS PROFIT                        47,186,682      32,405,668      15,713,456      10,884,187

General, administrative and
       store operating expenses                       34,695,816      27,255,961      11,734,126       9,220,152
                                                     -----------     -----------     -----------     -----------
                  INCOME FROM OPERATIONS              12,490,866       5,149,707       3,979,330       1,664,035
Interest expense, net                                    136,837         273,163          26,888          70,503
                                                     -----------     -----------     -----------     -----------
                  INCOME BEFORE TAXES                 12,354,029       4,876,544       3,952,442       1,593,532
Income tax provision                                   4,941,000       1,951,000       1,581,000         638,000
                                                     -----------     -----------     -----------     -----------
                  NET INCOME                         $ 7,413,029     $ 2,925,544     $ 2,371,442     $   955,532
                                                     ===========     ===========     ===========     ===========
Per share data:
       Net income per common share - basic           $      0.91     $      0.37     $      0.29     $      0.12
                                                     ===========     ===========     ===========     ===========
       Net income per common and common
           equivalent share-diluted                  $      0.88     $      0.37     $      0.28     $      0.12
                                                     ===========     ===========     ===========     ===========
       Weighted average common shares
           outstanding-basic                           8,106,194       7,893,349       8,213,880       7,901,307
                                                     ===========     ===========     ===========     ===========
       Weighted average common and common
           equivalent shares outstanding-diluted       8,437,331       7,962,050       8,563,045       8,093,316
                                                     ===========     ===========     ===========     ===========








                            SEE ACCOMPANYING NOTES

                               CHICO'S FAS, INC.

                       CONDENSED STATEMENT OF CASH FLOWS
                                  [UNAUDITED]

                                                                   THIRTY-NINE WEEKS ENDED
                                                                  10-31-98          11-1-97
                                                                ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                 $  7,413,029      $  2,925,544
                                                                ------------      ------------

     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     PROVIDED BY OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                             1,741,734         1,598,110
         DEFERRED TAXES                                             (782,000)           49,000
         LOSS ON DISPOSAL OF PROPERTY AND EQUIPMENT                   82,564           239,899
         INCREASE IN DEFERRED RENT                                   198,727            71,454
         CHANGES IN ASSETS AND LIABILITIES:
             DECREASE (INCREASE) IN RECEIVABLES                       56,856          (109,413)
             DECREASE (INCREASE) IN INVENTORIES                      595,338          (715,319)
             DECREASE IN PREPAIDS AND OTHER ASSETS                   919,339           545,496
             INCREASE IN ACCOUNTS PAYABLE                            748,811           544,029
             INCREASE IN ACCRUED LIABILITIES                       1,990,071           672,325
                                                                ------------      ------------
                  TOTAL ADJUSTMENTS                                5,551,440         2,895,581
                                                                ------------      ------------
                  NET CASH PROVIDED BY OPERATING ACTIVITIES       12,964,469         5,821,125
                                                                ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     PROCEEDS FROM SALES OF FIXED ASSETS                                  --            34,500
     PURCHASE OF LAND, BUILDINGS AND EQUIPMENT                    (3,370,006)       (1,703,896)
                                                                ------------      ------------
         NET CASH USED IN INVESTING ACTIVITIES                    (3,370,006)       (1,669,396)
                                                                ------------      ------------

CASH FLOWS FROM FINANCING  ACTIVITIES:
     PROCEEDS FROM ISSUANCE OF COMMON STOCK, NET                   2,246,745            50,607
     CREDIT LINE PAYMENTS                                                 --          (284,919)
     PRINCIPAL PAYMENTS ON DEBT                                      (89,546)         (259,450)
     DEFERRED FINANCE COSTS                                         (228,000)         (100,000)
                                                                ------------      ------------
         NET CASH USED IN FINANCING ACTIVITIES                     1,929,199          (593,762)
                                                                ------------      ------------
         NET INCREASE IN CASH AND CASH EQUIVALENTS                11,523,662         3,557,967

CASH AND CASH EQUIVALENT-BEGINNING OF PERIOD                       2,943,916           832,176
                                                                ------------      ------------

CASH AND CASH EQUIVALENT-END OF PERIOD                          $ 14,467,578      $  4,390,143
                                                                ============      ============





                             SEE ACCOMPANYING NOTES

                                CHICO'S FAS INC.

                                    NOTES TO
                         CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 31, 1998
                                  (UNAUDITED)


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

         Operating results for the thirteen and thirty-nine weeks ended October 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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


                                                   THIRTY-NINE WEEKS ENDED      THIRTEEN WEEKS ENDED
                                                  ------------------------     -----------------------
                                                   10-31-98       11-1-97       10-31-98      11-1-97
                                                   ---------    ----------     ---------     ---------
Basic weighted average number of common shares     8,106,194     7,893,349     8,213,880     7,901,307

Dilutive effect of options outstanding               331,137        68,701       349,165       192,008
                                                   ---------     ---------     ---------     ---------
Diluted weighted average common and common
equivalent shares outstanding                      8,437,331     7,962,050     8,563,045     8,093,316
                                                   =========     =========     =========     =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Thirteen Weeks Ended October 31, 1998 Compared to the Thirteen Weeks Ended November 1, 1997.


         NET SALES. Net sales by Company-owned stores for the thirteen weeks ended October 31, 1998 (the current period) increased by $8.0 million, or 43.5%, over net sales by Company-owned stores for the comparable thirteen weeks ended November 1, 1997 (the prior period). The increase was the result of a comparable Company store net sales increase of $5.0 million and $3.0 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of approximately $183,000 from four stores closed in fiscal 1998 and fiscal 1999).

         Net sales to franchisees for the current period decreased by approximately $141,000, or 23.8% compared to net sales to franchisees for the prior period. The decrease in net sales to franchisees primarily reflects reduced sales due to the reacquisition of two franchised stores in fiscal 1999, net of increased sales to franchisees due to the opening of an additional franchised location by an existing franchisee.

         GROSS PROFIT. Gross profit for the current period was $15.7 million, or 58.7% of net sales, compared with $10.9 million, or 57.5% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from leverage associated with the Company's 28.5% comparable store sales increase for the quarter. To a lesser degree, this increase was caused by lower freight costs resulting from the use of a lower-cost carrier for air freight shipments to stores.

         GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $11.7 million, or 43.9% of net sales, in the current period from $ 9.2 million, or 48.7% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to direct store costs, including store compensation, which decreased by 5.1% of net sales due to leverage associated with the Company's 28.5% comparable company store sales increase for the quarter, net of increased profit sharing and other accruals.

         INTEREST EXPENSE, NET. Net interest expense decreased to approximately $27,000 in the current period from approximately $71,000 in the prior period. This decrease was primarily a result of increased interest earnings during the current period resulting from the Company's increased cash position.

         NET INCOME. As a result of the factors discussed above, net income reflects an increase of 148.2% to $2.4 million in the current period from net income of $1.0 million in the prior period. The income tax provision represented an effective rate of 40% for both the current and prior periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results of Operations - Thirty-nine Weeks Ended October 31, 1998 Compared to the Thirty-nine Weeks Ended November 1, 1997.

         NET SALES. Net sales by Company-owned stores for the thirty-nine weeks ended October 31, 1998 (the current period) increased by $22.3 million, or 39.7%, over net sales by Company-owned stores for the comparable thirty-nine weeks ended November 1, 1997 (the prior period). The increase was the result of a comparable Company store net sales increase of $14.8 million and $7.5 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of $1.5 million from seven stores closed in fiscal 1998 and fiscal 1999).

         Net sales to franchisees for the current period decreased by approximately $51,000 , or 3.6% compared to net sales to franchisees for the prior period. The decrease in net sales to franchisees primarily reflects reduced sales due to the re-acquisition of three franchised stores in fiscal 1998 and fiscal 1999, net of increased sales to franchisees due to the opening of an additional franchised location by an existing franchisee.

         GROSS PROFIT. Gross profit for the current period was 47.2 million, or 59.0% of net sales, compared with $32.4 million, or 56.1% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from higher margins in its front-line stores due to fewer and less aggressive markdowns associated with the Company's refocusing of its product development departments described more fully below in comparable company store net sales. To a lesser degree, this increase was due to leverage associated with the Company's 27.7% comparable store sales increase for the nine month period, offset by an increase in inventory reserves for merchandise intended for liquidation.

         GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $34.7 million, or 43.4% of net sales, in the current period from $27.3 million, or 47.2% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to direct store costs, including store compensation, which decreased by 4.6% of net sales due to leverage associated with the Company's 27.7% comparable company store sales increase for the nine month period, net of an increase in marketing and promotion costs as a percent of sales and net of increased profit sharing and other accruals.

         INTEREST EXPENSE, NET. Net interest expense decreased to approximately $137,000 in the current period from approximately $273,000 in the prior period. This decrease was primarily a result of increased interest earnings during the current period resulting from the Company's increased cash position.

         NET INCOME. As a result of the factors discussed above, net income reflects an increase of 153.4% to $ 7.4 million in the current period from net income of $2.9 million in the prior period. The income tax provision represented an effective rate of 40% for both the current and prior periods.

         COMPARABLE COMPANY STORE NET SALES. Comparable Company store net sales increased by 28.5% in the current quarter and 27.7% in the first nine months of 1998 when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months.

         The Company believes that the increase in comparable Company store net sales in both the quarter and nine month period resulted from a refocusing of the Company's product development, merchandise planning and buying departments on Chico's target customer. The Company also believes that the look, fit, timing of receipts and pricing policy (including markdowns) of the Company's product was in line with the refocusing effort and that the increase in comparable store sales was fueled by increased direct mailings and a larger database of existing customers for such mailings. To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with the Company's newly introduced training programs and continuing sales associated with several styles of clothing produced from a fabric newly introduced by the Company in the fourth quarter of fiscal 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Because of the perceived success of the Company's direct mail efforts, and its past success with its frequent shopping club (the "Passport Club") during 1990-1994, the Company intends, in the first quarter of fiscal 2000, to re-establish a new and modified "Passport Club". This will allow the Company to track customer sales at the sku level, allow for mailings to separate niches of customers and offer discounts and other benefits for increased frequent shopping. The Company also believes that the reintroduction of the "Passport Club" should help the Company to more effectively perform from a store sales perspective as the Company comes up against the strong monthly comparable store sales increases that were achieved in fiscal 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are for funding capital expenditures related to new store openings and merchandise inventory purchases.

During the nine months ended October 31, 1998 (the current period) and the nine months ended November 1, 1997 (the prior period), the Company's primary source of working capital was cash flow from operations of $13.0 million and $5.8 million, respectively. The increase in cash flow from operations of $7.1 million was primarily due to an increase in net income to $7.4 million in the current period from $2.9 million in the prior period, a decrease of approximately $595,000 in inventory in the current period versus an increase of approximately $715,000 in the prior period and an increase in accounts payable and accrued liabilities of $2.7 million in the current period, versus an increase of $1.2 million in the prior period, net of an increase in deferred taxes of approximately $782,000 in the current period versus a decrease of approximately $49,000 in the prior period. The increase in accounts payable and accrued liabilities is associated with the Company's improved sales and profitability.

The Company invested $3.4 million in the current period for capital expenditures primarily associated with the opening of 15 new (or reacquired) company stores, and the remodeling of several existing stores. During the prior period, the Company invested approximately $1.7 million for capital expenditures associated with the opening of 10 new (or reacquired) company stores, and the remodeling of several existing stores.

During the current period, two of the Company's officers exercised 137,000 stock options at prices ranging from $3.25 to $7.00, one of the Company's independent directors exercised 25,000 options at prices ranging from $3.25 to $5.0625, a former director exercised 61,000 options at prices ranging from $5.50 to $8.75 and several employees and former employees exercised 28,399 options at prices ranging from $3.25 to $8.75. Also during the current period, the Company sold 13,790 shares of common stock under its employee stock purchase plan at a price of $7.70. The proceeds from the issuances of stock as described above amounted to $2.2 million.

The Company also invested $228,000 in the current period and $100,000 in the prior period in intangible assets associated with the reacquisition of franchised stores. The Company repaid indebtedness of approximately $90,000 and $259,000 in the current and prior periods, respectively. In addition, the Company repaid under its then available credit lines approximately $285,000 in the prior period.

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

The Company plans to open approximately 22-24 new stores in fiscal 1999, 18 of which were open as of December 4, 1998. The Company plans to open new stores in fiscal 2000 at least equal to 15% of its existing store base. The Company believes that the liquidity needed for its planned new store growth, continuing remodel program and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and existing cash balances. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

needs over the near-term, including scheduled debt repayments. Given the Company's strong cash balances , even if cash flow from operations should prove to be less than anticipated or even if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans.

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

YEAR 2000

The Year 2000 issue results from computer programs and electronic circuitry that do not differentiate between the year 1900 and the year 2000 because they are written using two, rather than four, digit dates to define the applicable year. If not corrected, many computer applications and date-sensitive devices could fail or produce erroneous results when processing dates after December 31, 1999. The Year 2000 issue affects virtually all companies and organizations including Chico's.

Chico's employs a number of information technology systems in its operations, including without limitation, computer networking systems, financial systems and other similar systems, most of which are licensed from outside vendors, while a few are internally developed. A number of these systems, including the Company's merchandising, financial and sales software systems, have recently been upgraded and thus most of these recently upgraded systems are believed to be Year 2000 compliant. Management has developed and has been pursuing a plan to identify whether Chico's other information technology systems are Year 2000 compliant and has begun the process of implementing a conversion, modification or upgrade of those other critical data processing systems which are not already Year 2000 compliant. Management currently expects these activities to be substantially complete by mid 1999.

Throughout its operations, the Company also employs electronic equipment such as building security, product handling and other devices containing embedded electronic circuits. Chico's is continuing with the process of identifying and prioritizing any embedded technology devices which may be deemed to be mission critical or that tend to have a more significant impact on normal operations. A team of internal staff and management that has been identified to manage Chico's Year 2000 initiative has already been able to secure confirmation that many of the Company's embedded technology devices which are critical to Chico's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

overall operations are Year 2000 compliant. This team will also be developing a separate plan to upgrade any other embedded technology devices which are identified as being mission critical. Management currently expects these activities to be substantially complete by mid 1999.

Costs incurred to date in implementing the Year 2000 initiatives amount to less than $50,000 and management currently expects that the overall cost of implementing the Year 2000 initiatives relative to information technology systems and the higher priority embedded technology devices, including internal costs and costs incurred to date, will not exceed $50,000.

Chico's is also in the process of evaluating and managing the potential risk posed by the impact of the Year 2000 issue on its major suppliers and vendors. Formal and informal communications with these major suppliers and vendors have been initiated, with an expectation and plan to substantially complete an assessment in this regard by early 1999. To date, Chico's is not aware of any major suppliers or vendors who have not either addressed their Year 2000 issues or provided assurances that such issues are in the process of being timely addressed. In particular, Chico's key financial institution has confirmed that it will be Year 2000 compliant on or before December 31, 1999. However it may be difficult to determine with any certainty whether Chico's suppliers and vendors will be able to successfully address their respective Year 2000 issues and the extent to which any failure to do so would negatively impact Chico's operations.

Although Chico's does not believe, based on its current evaluation of these matters, that the Year 2000 issue will have a significant effect on its overall operations, Chico's initiatives in this regard are subject to a variety of risks and uncertainties some of which are beyond the Company's control. The failure of Chico's or any of its major suppliers or vendors to achieve Year 2000 readiness could adversely impact the Company's business operations, which could in turn have an adverse effect on the Company's future financial results.

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


Date:    December 8, 1998             By:      /s/ Marvin Gralnick
         -----------------                     -------------------
                                               Marvin Gralnick
                                               Chief Executive Officer
                                               (Principal Executive Officer)

Date:    December 8, 1998             By:     /s/ Charles J. Kleman
         ----------------                     ----------------------
                                              Charles J. Kleman
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)