Form 10-K
period 1999-01-30
CHICOS FAS INC
filed 1999-04-28
CIK 897429

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 0-21258

                                CHICO'S FAS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      FLORIDA                                            59-2389435
------------------------------                    ----------------------------
  (State or other jurisdiction                    (IRS Employer Identification
        of incorporation)                                    No.)

  11215 METRO PARKWAY, FORT MYERS, FLORIDA                  33912
-------------------------------------------       -----------------------------
 (Address of principal executive offices)                  (Zip code)

                                 (941) 277-6200
                         ------------------------------
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(B) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------

                     Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No
                                       ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

          Approximately $189,013,455 as of April 1, 1999 (based upon the closing sales price reported by NASDAQ/NMS and published in the Wall Street Journal on April 5, 1999)

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, par value $.01 per share -- 8,400,598 shares as of April 1, 1999

Documents incorporated by reference:

         Part II Annual Report to Stockholders for the Fiscal Year Ended January 30, 1999

         Part III Definitive Proxy Statement for the Company's Annual Meeting of Stockholders presently scheduled for June 8, 1999

                                CHICO'S FAS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                     for the
                           YEAR ENDED January 30, 1999



                                TABLE OF CONTENTS

PART I...................................................................................................................  1
            Item 1.      Business........................................................................................  1
            Item 2.      Properties...................................................................................... 16
            Item 3.      Legal Proceedings............................................................................... 17
            Item 4.      Submission of Matters to a Vote of Security-Holders............................................. 18

PART II.................................................................................................................. 19
            Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters............................19
            Item 6.      Selected Financial Data......................................................................... 20
            Item 7.      Management's Discussion and Analysis of Financial Condition and
                         Results of Operations........................................................................... 21
            Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.......................................22
            Item 8.      Financial Statements and Supplementary Data..................................................... 22
            Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............ 22

PART III................................................................................................................. 22
            Item 10.     Directors and Executive Officers of the Registrant.............................................. 22
            Item 11.     Executive Compensation.......................................................................... 22
            Item 12.     Security Ownership of Certain Beneficial Owners and Management.................................. 22
            Item 13.     Certain Relationships and Related Transactions.................................................. 22

PART IV.................................................................................................................. 23
            Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K................................. 23

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

             Chico's FAS, Inc., (Chico's or the Company), directly and through its wholly owned subsidiaries (which became operational in February 1999), Chico's Distribution, Inc., Chico's Concept, Inc., and Chico's Media, Inc., is a specialty retailer of exclusively designed, private label casual to dressy clothing and complementary accessories. Virtually all of the clothing offered at Chico's stores is designed by the Company's in-house product development team and bears the "CHICO'S" trademark. Each Chico's store offers collections of color coordinated tops, pants, shorts, skirts, jumpers, dresses, vests, jackets, outerwear and accessories, including leather and fabric belts, scarves, earrings, necklaces and bracelets. Emphasizing casual yet stylish comfort, Chico's clothing is principally natural fabrics (including 100% cotton, rayon, linen and silk) and newer sophisticated synthetics, loose fitting, figure-flattering cuts and designed for easy care. During the past fiscal year, the Company has successfully introduced certain synthetic fabrics which provide a somewhat dressier look, yet which still offer the loose fit and easy care characteristics. Chico's believes that its target customer includes women of all ages who seek style and attitude in their casual clothing, with a particular focus on 35 to 60 year old women with moderate and higher income levels.

             The Company has sought to employ several innovative approaches to retailing, including: offering Chico's exclusively designed private label clothing that provides a relaxed fit at moderate prices; continually introducing new merchandise and designs which complement other Chico's merchandise that its customers may have in their existing wardrobes; using a boutique store design and personalized service and customer assistance to enhance the shopping experience; and utilizing Chico's Outlets to help maintain the integrity of the Company's pricing strategy. During the past few years the Company has developed a markdown strategy which is more in line with traditional retail clearance methods and timing. Rather than focusing on taking most markdowns in outlets or through warehouse sales, the Company has been taking its first, second, and in some cases, later markdowns in front-line stores.

             Also during this past fiscal year, the Company has been testing the sale of non-clothing products, such as footwear, which complements the clothing products and such as aroma-therapy candles, soaps, watches, and other products which are designed by the Company as gift items. All of these new items are intended to promote the Chico's brand name in areas beyond clothing. Because of the additional space required to accommodate the non-clothing items and its current markdown strategy, the Company is actively pursuing larger spaces for its new stores. Rather than targeting a 1,300 net selling square foot store, the Company now believes the ideal store size is nearer 1,700-1,800 net selling square feet. Although the Company will still open stores within the 1,000-1,500 net selling square foot range, it is actively pursuing 1,800 to 2,000 net selling square foot stores.

             As of April 2, 1999, the Company's retail store system consisted of 168 stores (averaging approximately 1330 net selling square feet), of which 152 are Company-owned front-line "Chico's" stores, 9 are franchised front-line "Chico's" stores and 7 are "Chico's Outlet" stores. Of this total, 31 stores are located in Florida, 21 stores are located in California, 12 stores are located in Texas and the remaining 104 stores are located in 32 other states and the District of Columbia. Chico's intends to continue locating its front-line Company-owned stores primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in or near mid-to-larger sized markets. The Company opened 21 new front-line and one new outlet store (Company-owned) in the fiscal year ended January 30, 1999 (fiscal 1999) ,while during the same period acquiring two of its franchised stores and closing two Company-owned outlet stores. In addition, a franchisee opened one new front-line franchise store in fiscal 1999. The Company plans to open a minimum of 30 new Company-owned stores in the fiscal year ended January 29, 2000 (fiscal 2000), but also expects to close between one and three existing stores in fiscal 2000.

             The Company is in the process of developing and exploring additional opportunities for offering clothing and accessories to its customers and for enhancing its revenues and income in approaches to retailing which are complementary to its core business. Over the next two years, the Company intends to establish a catalog sales program and also to make Chico's products available for purchase over the Internet. In addition, given some recent initial success at its existing stores in testing a larger size in its clothing offerings, the Company is seriously evaluating the possibility of developing a new casual store concept which would operate under a different trade name and would cater to women with a larger silhouette. Each of these opportunities will require the additional expenditure of capital and will involve additional risks and uncertainties. There can be no assurance that, if pursued, any such opportunity will prove successful.


BUSINESS STRATEGIES

             DISTINCTIVE IN-HOUSE DESIGNED CASUAL CLOTHING AND COORDINATED ACCESSORIES. The most important element of the Company's business strategies is the distinctive private label casual clothing and complementary accessories offered for sale at Chico's stores. Emphasizing casual comfort, Chico's clothing is principally natural fabrics (including cotton, rayon, linen and silk) and sophisticated synthetics , loose fitting and designed for easy care. Accessories, such as leather and fabric belts and jewelry, including earrings, necklaces and bracelets, are specifically purchased and designed to coordinate with the colors and patterns of Chico's clothing, enabling customers to easily enhance and individualize their wardrobe selections.

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

             Chico's private label clothing is designed through the coordinated efforts of the Company's planning and product development departments. Style, pattern, color and fabric for individual items of the Company's private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to Chico's target customer.

             The Company's design team develops these in-house designs and design modifications. By designing in-house and then contracting directly with manufacturers and providing some on-site quality control, the Company has been able to realize higher average gross profit margins than the industry while at the same time providing value to its customers.

             The distinctive nature of Chico's clothing is carried through in its sizing. In early 1992, Chico's modified its approach to sizing from principally a one-size-fits-all approach to one that principally incorporates international type sizing, utilizing sizes 0 (extra small), 1 (small), 2 (medium) and 3 (large), while retaining one-size-fits-all sizing for some items. The Company has also successfully tested a size 4 in a limited assortment of styles. Because of the stylish, yet loose-fitting nature of Chico's clothing, this sizing also allows Chico's to offer a wide selection of clothing without having to invest in a large number of different sizes within a single style. During the next fiscal year the Company intends to continue to test, in its larger store locations, a larger size 4 (and possibly a size 5), as well as a petite size or sizes. The Company believes that the apparel market, and the type of clothes offered by the Company, are well situated to take advantage of some of the smaller and larger sizes that the Company is currently missing.

             CERTAIN BUILDING BLOCKS OF THE COMPANY'S MERCHANDISING STRATEGY. The Company continues to follow certain important elements of the merchandising strategy that it has sought to follow since the early 1990's. These important elements include the Company's focus on its target customer, the continual introduction of new merchandise, its pricing policies, the store design and merchandise presentation and its quality assurance programs.

         Focus on the Target Customer. Based upon informally gathered information from customers, sales associates and store managers, as well as studies provided by an outside database service, the Company seeks to anticipate and respond to the perceived needs and preferences of its target customer. Chico's target customers are believed to include women of all ages who seek style and attitude in distinctive, casual clothing which represents good value, with a particular focus on 35 to 60 year old women in the moderate and higher income levels. Although the Company had experienced changes in design direction in 1994 and 1996 that caused it to vary from the preferences of those women who historically shopped at Chico's, the current merchandising plan intends to continually focus the entire product development team on the Company's historical target customer. As part of this focus, the Company is reestablishing its frequent shopper club ("Passport Club") and has acquired software and hardware that will allow it to monitor spending habits based on known demographics.

         Continual Introduction of New Merchandise. The Company seeks to keep its stores fresh by continually introducing new merchandise and designs to its stores. The Company is continuing its efforts to reactivate the design philosophy for new merchandise whereby merchandise is evolutionary, rather than revolutionary. Chico's intends to continue its focus on trying to make certain that new merchandise items will generally complement the colors and styles of other previously offered Chico's merchandise. This approach is designed to allow Chico's customers to supplement the wardrobe purchases made today with the new merchandise that will arrive in Chico's stores in the future. The Company believes its target customer prefers this continuity in Chico's styles to frequent changes in style and design.

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

         Historically, the Company's philosophy was generally to avoid store-wide price markdowns at its front-line stores and the Company believes that in the past it utilized price markdowns and special promotions to a lesser degree than have its principal competitors. During fiscal 1998 and fiscal 1999, the Company shifted its strategy for markdowns and clearance of slower moving merchandise. Rather than placing the emphasis on clearing most of the goods at outlet stores or local warehouse sales, the Company is making more extensive use of its front line stores to clear slower selling merchandise through chain-wide markdowns of these items and by initiating such markdowns at an earlier date in the product life cycle. The Company believes this new strategy reduces the need to rely on its outlet stores and local warehouse sales as a principal means of clearing slower selling merchandise. The Company expects to continue to complement its pricing policies with its strategy to continually replace merchandise at its front-line stores and to transfer older merchandise to its outlet stores or the Company's distribution center for liquidation, although the Company intends on continuing markdowns in its front-line stores to provide more immediate clearance of goods.

                  Store Design and Merchandise Presentation. Chico's historical store design, interior layout and merchandise presentation tends to complement Chico's private label casual clothing and personalized service, helping to create a "boutique" atmosphere with an open and comfortable ambiance. A typical store has a warm feel with lots of woodwork including hardwood or natural concrete floors, antiques and wood fixtures made in the Company's own woodworking shop. However, each store is somewhat different as the interior decor is chosen carefully to complement the setting including both its location and the building itself. These individual touches are balanced against a certain amount of standardization. Merchandise is generally presented on wooden fixtures with coordinating colors and outfits shown together rather than being grouped by tops, bottoms, etc.

                  To encourage sales of multiple wardrobe items, Chico's stores also may use "color areas," which present coordinated colors or seasonal themes in different areas of the store. Rather than displaying clothing by type (for example, tops with tops, pants with pants, etc.), merchandise is grouped by color coordinated items of clothing and accessories. Such a grouping typically includes several different coordinated tops, pants, shorts or other items of clothing as well as accessories such as belts, earrings and necklaces that could be used to create several different ensembles and looks that appeal to various lifestyles. Sales associates are trained to assist customers in creating such ensembles. Management believes the color coordinated grouping of merchandise strengthens the style image of the merchandise and enhances the likelihood for multiple item purchases. Accessories and other non-apparel items accounted for approximately 12% of the Company's net sales in fiscal 1999, which is less than it has been historically. Continuing efforts are being made to improve the volume of accessory sales in fiscal 2000 through better coordination of accessories with clothing.

                  Quality Assurance. Currently, most of the clothing offered for sale at Chico's stores is manufactured abroad. The Company has diversified its manufacturing sources to a number of different countries but continually finds it necessary to address quality control. The Company has now developed a more focused system for inspection of clothing upon receipt in this country and has had some greater experience with vendors to identify those who provide the level of quality Chico's demands. Also, Chico's has been more careful to utilize each vendor to manufacture the merchandise that the vendor has the most experience making. The Company has recently been expanding its use of domestic vendors, where possible, and it intends on continually exploring opportunities with vendors closer to its headquarters.

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

         Chico's sales associates are encouraged to know their regular customers' preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. The Company strongly encourages its sales associates to wear Chico's clothing and accessories at its stores at all times and to complement this it offers substantial employee discounts. To better serve the Chico's customer, sales associates are encouraged to become familiar with new styles and designs of clothing and accessories by trying on new merchandise.

             Chico's takes pride in empowering its employees to make decisions that best service the customer. This healthy sense of empowerment enables Chico's employees to exceed customers' expectations. In addition, many of the Company's store managers and sales associates were themselves Chico's customers prior to joining the Company and can therefore easily identify with customers.

             Chico's employees are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico's store.

             CUSTOMER LOYALTY. Chico's frequent buyer program, established in the early 90's and known as the "Passport Club", was originally designed to encourage repeat sales and customer loyalty. Features of the club include discounts, special promotions, invitations to private sales and personalized phone calls regarding new merchandise. In late 1994, the Company decided to limit the number of new members and to evaluate ways to restructure the program. During fiscal 1997 and fiscal 1998, the Company established a new database of customers that shop at Chico's using credit cards (approximately 77% of sales in fiscal 1999). Both of these databases have helped focus marketing and targeted customer efforts. In fiscal 1999, the Company performed an independent study of its existing Passport members (approximately 20,000 members were still active from this club which included over 40,000 members at its peak) and store managers to determine the most important features of the Club and to help assess feasibility of relaunching the Club.

             Based on this study and the past experiences of the Company with the Passport Club, the Company relaunched the Passport Club on February 15, 1999 by mailing approximately 300,000 invitations to customers whose names were maintained in its credit card, guest book and Passport databases. The invitations included a temporary enrollment card and simply required a purchase by the customer to activate their preassigned temporary Passport Club membership number. Once the customer spends $500, she will be a permanent member of the club and entitled to a 5% discount on future purchases.

             With the more sophisticated database hardware and software the Company has acquired to manage the SKU-level data being recorded for the temporary (until she spends $500) and permanent Passport Club members, the Company expects to more sharply focus its marketing, design and merchandising efforts to better address and define the desires of our target customer. The Company believes this reintroduction of its Passport Club should help the Company more effectively to perform from a sales perspective as the Company begins to come up against the strong monthly comparable store sales achieved in fiscal 1999 and 1998.

             HIGH-ENERGY, LOYAL EMPLOYEES. The Company believes that the dedication, high energy level and experience of the members of its senior management team, support staff and store employees are key to its continued growth and success and help to encourage personalized attention to the needs of Chico's customers.

             In selecting its employees at all levels of responsibility, Chico's looks for quality individuals with high energy levels who project a positive outlook. The Company has found that such persons perform most effectively for the Company and contribute to a fun and exciting shopping experience for Chico's customers.

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

             The Company offers its employees other recognition programs and the opportunity to participate in its stock option, stock purchase and 401(k) programs. Management believes that all these programs and policies offer Chico's sales associates and other employees opportunities to earn total compensation at levels generally above the average in the retail industry for comparable positions.

             Chico's emphasis where possible on a "promote from within" philosophy, combined with increases in the number of new Company-owned stores, provide opportunities for qualified employees to advance to higher positions in the Company.

             ADDITIONAL COMPANY-OWNED STORES. Management believes that the ability to open additional Company-owned Chico's stores will be a factor in the future success of the Company. After slowing the opening pace of new company stores in fiscal 1995 and fiscal 1997 (the Company changed its year end in 1996 from a calendar year to a January year end, thus resulting in a four week 1996 period in which no stores were opened), the Company opened a total of 14 new Company-owned stores, acquired one store from a franchise and closed six Company-owned stores in fiscal 1998. During fiscal 1999, the Company opened 22 new company stores and one new franchised store while closing two outlet stores. As of April 2, 1999, the Company has opened six of the new stores planned to be opened in fiscal 2000, and it has signed leases for several new Chico's store locations. The Company also is currently engaged in negotiations for the leasing of additional sites.

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

             The Company plans to grow by opening additional Company-owned stores and the Company does not currently intend to increase the number of franchisees. The Company intends to continue providing full support for its franchise network and anticipates that one of its existing franchisees may be able to further meet the Company's criteria for opening additional stores in their respective limited territories. During fiscal 1999 the Company repurchased two of its franchise stores. In addition, a franchisee opened one new franchised store in both fiscal 1999 and thus far in fiscal 2000.

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

             Chico's Company-owned, front-line stores average approximately 1,310 net selling square feet, while the Company-owned outlet stores average approximately 1,900 net selling square feet. In fiscal 1999, the Company began a strategy of opening somewhat larger stores than it has opened in the past. Currently, the Company is seeking to open front-line stores of approximately 1,700-1,800 net selling square feet to accommodate its new markdown strategy and the expanded offerings of its current products. However, in locations where the Company has a desire to establish a store but where the optimum store size is unavailable, the Company often will lease a front-line store with as few as 900 net selling square feet or as many as 2,800 net selling square feet. If the volume of business at one of these smaller stores is sufficient, and there is no ability to expand the existing store, the Company may choose to open additional stores nearby, operating two or three Chico's stores in the same general shopping area.

             At April 2, 1999, there were 168 Chico's stores, of which 152 were Company-owned front-line Chico's stores, 9 were franchised Chico's stores and seven were Chico's Outlet stores. Chico's stores are located in the following jurisdictions:

                                   COMPANY-OWNED              COMPANY-OWNED                    FRANCHISED
                                   RETAIL STORES              OUTLET STORES                      STORES          TOTAL STORES
                                   -------------             --------------                   -----------        -------------
Florida                                 28                          2                              1                   31
California                              20                          1                             --                   21
Texas                                   12                         --                             --                   12
Illinois                                 7                          1                             --                    8
New Jersey                               7                         --                             --                    7
Ohio                                     7                         --                             --                    7
Connecticut                              6                         --                             --                    6
Minnesota                               --                         --                              6                    6
New York                                 6                         --                             --                    6
Pennsylvania                             5                         --                             --                    5
Virginia                                 5                         --                             --                    5
Maryland                                 4                         --                             --                    4
Massachusetts                            4                         --                             --                    4
Tennessee                                3                          1                             --                    4
Colorado                                 2                          1                             --                    3
Michigan                                 2                         --                              1                    3
New Mexico                               3                         --                             --                    3
South Carolina                           3                         --                             --                    3
Washington                               3                         --                             --                    3
Alabama                                  1                          1                             --                    2
District of Columbia                     2                         --                             --                    2
Georgia                                  2                         --                             --                    2
Indiana                                  1                         --                              1                    2
Kansas                                   2                         --                             --                    2
Louisiana                                2                         --                             --                    2
Missouri                                 2                         --                             --                    2
North Carolina                           2                         --                             --                    2
Rhode Island                             2                         --                             --                    2
Utah                                     2                         --                             --                    2
Arizona                                  1                         --                             --                    1
Kentucky                                 1                         --                             --                    1
Nebraska                                 1                         --                             --                    1
Nevada                                   1                         --                             --                    1
Oregon                                   1                         --                             --                    1
Vermont                                  1                         --                             --                    1
Wyoming                                  1                         --                             --                    1
                                      ----                     ------                          -----                 ----
                        TOTAL          152                          7                              9                  168
                                      ====                     ======                          =====                 ====


             In a typical new front-line Chico's store, the Company's cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $80,000 to $200,000 (after taking into account landlord construction allowances and other concessions).

             Chico's utilizes teams of employees experienced in new store openings who are able to do final build-out and set up store interiors rapidly, including, where necessary, the flooring, furniture, fixturing, equipment and initial inventory displays. The use of in-house crews and the fact that Chico's manufactures most of the wood fixtures, display modules, mannequins and other interior furnishings allows the Company to open a new store generally within three to five weeks after taking occupancy. Management believes that, as a result, the Company opens its new stores more rapidly and at less cost than many of its competitors. In an attempt to further streamline the process, in 1994 the Company set up an arrangement whereby the final design and initial build-out of the space is handled by third-party architectural and contracting firms, with offices or affiliates throughout the country. Under such an arrangement, Chico's in-house crews are still responsible for the final stages of the build-out and for setting up the store interiors.


             The following table sets forth information concerning changes in the number of Chico's Company-owned and franchise stores during the past five fiscal years:

                                                                             FEB. 1
NUMBER OF COMPANY-OWNED STORES:                   1994         1995           1997**        FY 1998       FY 1999
                                                -------       ------         -------        -------      --------
      Stores at beginning of year ......           78           104            111            123            132
               Opened* .................           26             8             13             14             22
               Acquired from franchisees           --             5              1              1              2
               Closed ..................           --            (6)            (2)            (6)            (2)
                                                  ---          ----           ----           ----           ----
      Stores at end of period ..........          104           111            123            132            154
                                                  ---          ----           ----           ----           ----
NUMBER OF FRANCHISE STORES:

      Stores at beginning of year ......           16            17             12             10              9
               Opened* .................            1            --             --             --              1
               Sold to Company .........           --            (5)            (1)            (1)            (2)
               Closed ..................           --            --             (1)            --             --
                                                  ---          ----           ----           ----           ----
      Stores at end of period ..........           17            12             10              9              8
                                                  ---          ----           ----           ----           ----
NUMBER OF TOTAL STORES .................          121           123            133            141            162
                                                  ===          ====           ====           ====           ====

* Does not include stores that opened as relocations of previously existing stores within the same general market area (approximately five miles) or substantial renovations of stores.

** Numbers of stores relate to a 13 month period which runs from January 1, 1996 through February 1, 1997.

OUTLET STORES

         As of April 2, 1999, the Company operated seven outlet stores under the name "Chico's." Chico's Outlet stores carry slower selling items removed from front-line stores, remaining pieces of better selling items replaced by new shipments of merchandise to front-line stores, returns of merchandise accepted from franchise stores under the Company's franchisee return policy and seconds of the Company's merchandise. Chico's Outlet stores act as a vehicle for marking down the prices on such merchandise while continuing to allow Chico's front-line stores to maintain a somewhat limited markdown policy. Prices at Chico's Outlet stores generally range from 30% to 70% below regular retail prices at Chico's front-line stores. Although service is also important at Chico's Outlet stores, there is somewhat less emphasis in the outlet stores on personalized customer service. Sales from the Company's outlet stores represented approximately 5.8% of the Company's net sales by Company-owned stores during fiscal 1999. Chico's Outlet stores have not been intended to be profit centers.

         Chico's Outlet stores are generally larger than front-line stores, averaging approximately 1,900 net selling square feet. The Company opened only one outlet store in fiscal 1999 and none in fiscal 1998, closed two outlet stores in fiscal 1999 and does not anticipate opening more than one or two outlet stores during fiscal 2000. The Company is reevaluating the extent to which it should continue to rely on an increase in the number of outlet stores as the basis for clearing out excess merchandise. In fiscal 1999 and fiscal 1998, the Company sold inventory with a cost of $500,000 to liquidators and during fiscal 1998 and fiscal 1997, the Company also conducted clearance sales near the Company's warehouse in Ft. Myers. These clearance sales generated approximately $690,000 and $1.4 million total sales in fiscal 1998 and fiscal 1997, respectively. The Company is exploring various other options for clearing such merchandise in the future, including increasing front-line markdowns and further strategic bulk sales to liquidators.

FRANCHISE STORES

         Currently, there are nine franchised Chico's stores operated by four owners, none of whom is otherwise affiliated with the Company. Each franchisee paid an initial franchise fee of between $5,000 and $75,000 per store and is not required to pay any continuing monthly royalty. Each franchisee has been provided an exclusive license at a specified location to operate a Chico's store and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of Chico's merchandise. The term of the franchise is generally ten years, renewable for additional ten year periods if certain conditions pertaining to the renewal are met (including the payment of a renewal fee). Franchisees are required to operate their Chico's stores in compliance with the Company's methods, standards and specifications regarding such matters as store design, fixturing and furnishings, decor and signage, merchandise type and presentation, and customer service. The franchisee has full discretion to determine the prices to be charged to customers generally by changing or replacing any pre-ticketed price tags. Franchisees are required to purchase all Chico's brand clothing from Chico's and all accessories from Chico's or from suppliers approved by the Company. Currently, the merchandise offered by Chico's franchisees at their stores is purchased from the Company at prices equal to 50% of suggested retail prices. In certain situations, franchise stores may carry other brands of clothing or accessories if such merchandise is approved by the Company. In such cases, franchisees may be required to pay to the Company a monthly royalty equal to 5% of gross sales of any approved merchandise not purchased from Chico's. In fiscal 1999, the Company's net sales to franchisees was approximately $1.8 million, or 1.6% of total net sales.

         Some franchisees have entered into franchise territory development agreements with the Company, which grant to the franchisee the right to develop and own a specified number of Chico's stores within a specified period of time or which preclude the Company from opening Company or franchised stores without first giving the franchisees the right to open the proposed Chico's store within the respective limited territories granted to such franchisees. As of April 2, 1999, the franchisee holding franchise rights in Minnesota has the right to open additional Chico's stores, and one other franchisee has the right to preclude the Company from opening a Company or franchised store in the respective territory without first giving the franchisee the right to open the store. With respect to the franchise rights granted in Minnesota, the Company granted an exclusive right to develop Chico's stores and subfranchise within the state of Minnesota. Certain of these franchisees, including the Minnesota franchisee, may technically have the ability to open an unlimited number of additional stores within their respective limited territories. However, the Company believes that economic, logistic and other practical considerations effectively limit the number of additional stores that these franchisees may open in the future. The Company does not believe that these territory and right of first refusal rights will significantly limit the Company's ability to expand.

         The Company intends to continue supporting its existing franchise network. However, the Company does not intend at this time to pursue any new franchises or to enter into any additional franchise territory development agreements. In the past, the Company has acquired certain franchise stores that have been offered for sale to the Company. During fiscal 1999, the Company repurchased two of its franchise stores and will consider additional purchases of franchise stores that may be offered to the Company from time to time in the future. In addition, the Company may terminate franchises where performance or circumstances so justify. Management expects that Chico's franchise stores will play an increasingly less important role in the Company's future sales and profitability.

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

         During fiscal 1999, the Company established a formalized training program that was intended to reinforce and enhance the personalized customer service offered by all associates as well as increase their merchandise knowledge. The comprehensive training program includes a Fashion Information Training (F.I.T.) module and a Most Amazing Personal Services (M.A.P.S.) module which the Company believes has already begun to help assure sales associates better understand the Chico's product and improve the level of service provided to our customers.
         The Company currently supervises store operations through its Director of Stores, a National Sales Manager, a Territory Sales Manager and District Sales Managers. As of April 2, 1999, the Company had 13 District Sales Managers. Both the National Sales Manager and the Territory Sales Manager provide assistance to the Director of Stores in supervision of the District Sales Managers. Each District Sales Manager supervises multiple store locations and currently reports to the Director of Stores through the National and Territory Sales Managers. District Sales Managers have primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, training and expense-control programs established by headquarters. Management is continually reviewing its supervisory structure with the intent of improving the performance of individual stores and store managers.

MANAGEMENT INFORMATION SYSTEMS

         The Company's current management information systems are based on an IBM AS400 (Model 510) located at the home office in Ft. Myers, which provides a full range of retail, financial and merchandising information systems, including purchasing, inventory distribution and control, sales reporting, accounts payable, warehousing and merchandise management using the Island Pacific Software products.

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


         In fiscal 1999, the Company acquired sophisticated database marketing software from STS Systems, Inc. to keep track of its Passport Club purchases and to assist in analyzing merchandise selling within certain customer emographics. Also in fiscal 1998, the Company implemented a PC based software package that is linked to the AS400 and provides additional reporting capabilities on merchandise. The Company also upgraded its computer hardware in fiscal 1997 by moving to the new RISC architecture and implementing bar code scanning for its cash registers at the stores.

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

Chico's employs a number of information technology systems in its operations, including without limitation, computer networking systems, financial systems and other similar systems, most of which are licensed from outside vendors, while a few are internally developed. A number of these systems, including the Company's merchandising, financial and sales software systems, have recently been upgraded and thus most of these recently upgraded systems are believed to be Year 2000 compliant. Management has developed and has been pursuing a plan to identify whether the Company's other information technology systems are Year 2000 compliant and has begun the process of implementing a conversion, modification or upgrade of those other critical data processing systems which are not already Year 2000 compliant. Management currently expects these activities to be substantially complete by mid-1999.

Throughout its operations, the Company also employs electronic equipment such as building security, product handling and other devices containing embedded electronic circuits. Chico's is continuing with the process of identifying and prioritizing any embedded technology devices which may be deemed to be mission critical or that tend to have a more significant impact on normal operations. A team of internal staff and management that has been identified to manage Chico's Year 2000 initiative has already been able to secure confirmation that many of the Company's embedded technology devices which are critical to Chico's overall operations are Year 2000 compliant. This team will also be developing a separate plan to upgrade any other embedded technology devices which are identified as being mission critical. Management currently expects these activities to be substantially complete by mid 1999.

Costs incurred to date in implementing the Year 2000 initiatives amount to less than $50,000 and management currently expects that the overall cost of implementing the Year 2000 initiatives relative to information technology systems and the higher priority embedded technology devices, including internal costs and costs incurred to date, will not exceed $75,000.

Chico's is also in the process of evaluating and managing the potential risk posed by the impact of the Year 2000 issue on its major suppliers and vendors. Formal and informal communications with these major suppliers and vendors have been initiated, with an expectation and plan to substantially complete an assessment in this regard by mid 1999. To date, Chico's is not aware of any major suppliers or vendors who have not either addressed their Year 2000 issues or provided assurances that such issues are in the process of being timely addressed. In particular, Chico's key financial institution has confirmed that it will be Year 2000 compliant on or before December 31, 1999. However it may be difficult to determine with any certainty whether Chico's suppliers and vendors will be able to successfully address their respective Year 2000 issues and the extent to which any failure to do so would negatively impact Chico's operations. Although Chico's does not believe, based on its current evaluation of these matters, that the Year 2000 issue will have a significant effect on its overall operations, Chico's initiatives in this regard are subject to a variety of risks and uncertainties some of which are beyond the Company's control. The failure of Chico's or any of its major suppliers or vendors to achieve Year 2000 readiness could adversely impact the Company's business operations, which could in turn have an adverse effect on the Company's future financial results.

MERCHANDISE DISTRIBUTION

         New merchandise is generally received several times per week at the Company's distribution center in Ft. Myers, Florida. Most of the merchandise arrives in this country via air or sea at Miami, Florida, and is transported via truck to Ft. Myers. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture. In fiscal 1999 and 1998, the Company found it necessary to rely more heavily on air shipments in order to keep its stores supplied with merchandise, thus impacting the cost of obtaining merchandise and the gross profit margins. As the Company addresses its merchandising challenges and works towards implementing stronger lines of communication and controls, it is likely that air shipments may still need to be relied upon. However, the plan is to improve the Company's scheduling and distribution systems so as to reduce the need to rely on air transportation to obtain merchandise.

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

         The capacity of the Company's distribution center should be sufficient, in the opinion of management, to service the Company's needs for at least three to five years of future growth.

MERCHANDISE DESIGN AND PRODUCT DEVELOPMENT

         The Company's private label clothing is developed through the coordinated efforts of the Company's planning and product development departments. Style, pattern, color and fabric for individual items of the Company's private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to Chico's target customer. The Company's product development department is headed up by Marvin and Helene Gralnick, the Company's founders. The Company's General Merchandise Manager has the responsibility of overseeing and coordinating the buying, planning, quality control and distribution of merchandise.

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

         Although the Company develops merchandise for specific seasons, the product development efforts are a constant process which result in the continual introduction of new merchandise in the Company's front-line stores. This continual process supports the Company's merchandising and inventory strategy, and serves to reduce somewhat the Company's exposure to fashion risk.

         The Company has historically purchased most of its clothing and accessories from companies that manufacture such merchandise in foreign countries except for the "cut and sew" operations described below . The Company does business with all of its foreign vendors and importers in United States currency, often supported through letters of credit, particularly for newer vendors. Clothing manufacturers utilize the designs and specifications provided by the Company through its CAD programs. The Company generally does not purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers. Beginning in fiscal 1998, the Company has been buying specialized cloth and providing the cloth to domestic "cut and sew" manufacturers in the United States who are engaged by the Company to make the specified designs and styles. The Company anticipates it may continue this practice in the future.

         Currently, the Company contracts with approximately 30 to 40 apparel vendors, 30 to 40 accessory vendors and several fabric vendors. Over the past several years, there has been a significant shift from vendors in Turkey and Guatemala to vendors in Hong Kong and vendors in Hong Kong, China and Peru. However, because of certain perceived higher sourcing costs that can be associated with the Company's vendors in the Far East and certain other long term uncertainties presented by such vendor relationships, the Company intends to continue to redirect a portion of its sourcing activities towards new vendors in the United States and possibly other areas.

         In fiscal 1999, United States sources (including fabric and "cut and sew" vendors) accounted for approximately 35% of the Company's purchases, Hong Kong/China sources accounted for approximately 30% of the Company's purchases, and Turkey sources accounted for approximately 16% of overall purchases, while India, Indonesia and Peru sources amounted to just over 10% of overall purchases. In fiscal 2000, the Company expects sourcing from Hong Kong/China to remain at a similar percentage. Purchases from vendors in Mexico and other countries in Central America are expected to remain under 10% of total purchases, while vendors in Turkey can be expected to continue to provide approximately 15-20% of total purchases. Purchases from vendors in India and Indonesia are likely to grow above their current amounts. United States vendors were utilized more heavily in fiscal 1999 and it is expected this may grow again in fiscal 2000.

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

         The Company has no long-term or exclusive contracts with any manufacturer or supplier and competes for production facilities with other companies offering clothing and accessories utilizing similar manufacturing processes. Although the Company believes that its relationships with its existing vendors are good, there can be no assurance that these relationships can be maintained in the future. If there should be any significant disruption in the delivery of merchandise from one or more of its current key vendors, management believes there would likely be a material adverse impact on the Company's operations. Also, the Company is in the process of developing relationships with several new vendors in India, and other countries. Although the Company has investigated the past performance of these vendors and has inspected factories and sample merchandise, there can be no assurance that the Company will not experience delays or other problems with these new sources of supply. New relationships often present a number of uncertainties, including payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, timeliness of delivery and possible limitations imposed by trade restrictions. Although management believes it could establish satisfactory relationships with other new vendors if required to do so, any such further new relationships would involve similar uncertainties.

IMPORTS AND IMPORT RESTRICTIONS

         Although Chico's has shifted a significant portion of its manufacturing of clothing to United States manufacturers, most of Chico's clothing and accessories are still manufactured outside of the United States. As a result, the Company's business remains subject to the various risks of doing business abroad and to the imposition of United States customs duties. In the ordinary course of its business, the Company may from time to time be subject to claims by the United States Custom Service for tariffs, duties and other charges.

         Imports from Turkey, Hong Kong, China and Peru currently all receive the preferential tariff treatment that is accorded goods from countries qualifying for normal trade relations status ("NTR"), formerly known as most favored nation status If the NTR status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of NTR treatment or subject to retaliatory tariffs, it would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in NTR status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries. Although Chico's expects NTR status to continue for the countries where its principal vendors are located, the Company cannot predict whether the US Government will act to remove NTR status for any of the countries or impose an overall increase in duties on foreign made goods. In particular, the NTR status for China is currently subject to a yearly review and its status as such has been the subject of some debate. Although the President supports renewal of China's NTR status (and has even suggested it be made permanent rather than subject to yearly renewal), recent questions concerning China's misappropriation of military proprietary information could very well result in an increased pressure to not renew China's NTR status. Also, in July 1997, Hong Kong changed from its former status as a British colony to become the subject of Chinese sovereignty. Although for trade purposes the United States has continued to treat Hong Kong as a separate territory, and it has continued to negotiate directly with Hong Kong while at the same time it has continued its NTR trade status, there can be no assurance that Hong Kong's shift to Chinese sovereignty will not have an impact on the Company's sourcing activities, particularly if the Company continues significant sourcing from Hong Kong.

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

         In 1994, the member-countries of the International Trade Organization completed the Uruguay Round of trade negotiations of the General Agreement on Tariffs and Trade and the Agreement was approved by the United States Congress. This pact, as it applies to textiles, which is now known as the WTO Agreement on Textiles and Clothing (the "ATC"), was implemented on January 1, 1995 and, as a result, the Multifiber Arrangement is being phased out over a period of ten years, thus eliminating many of the existing restrictions on the Company's ability to import Chico's merchandise, including quotas. The ATC could have an impact on the Company's sourcing strategy as the Multifiber Arrangement phases out. The Company cannot accurately assess at this time how the ATC will affect its financial results and operations or whether there might be other arrangements added in the future which impose other types of restrictions on imports of apparel and related accessories.

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

         Under Special 301 , the USTR has also created a two-tier "watch list" that requires the country so listed to make progress on intellectual property protection reform or risk designation as a priority foreign country. Countries named on the first tier of the watch list, i.e., the priority watch list, are requested to make progress in certain areas by specific dates. Countries named to the second tier, i.e., the secondary watch list, are asked to improve their intellectual property protection efforts.

          As of April 2, 1999, of the countries where the Company's existing or planned key vendors have manufacturing operations or suppliers, none was a priority foreign country. Turkey, India and Indonesia were on the priority watch list and Peru was on the secondary watch list.

         In addition, the Clinton Administration has revived Super 301 (an even more powerful portion of Special 301). Super 301 requires the administration to identify and investigate annually foreign trade practices that do the most harm in blocking U.S. exports. This identification is intended to be followed by negotiations backed with the threat of sanctions. As of April 2, 1999, none of the countries where the Company's existing or planned key vendors have manufacturing operations has been cited under Super 301.

         China continues to be monitored under a related provision of the Trade Act of 1974, section 306. The United States Trade Representative will be in a position to impose sanctions if China fails to adequately enforce existing bilateral agreements concerning intellectual property rights.

         Of countries where the Company's existing or planned key vendors have manufacturing operations, Turkey, India, Indonesia and Peru have enjoyed Designated Beneficiary Developing Country ("DBDC") status under the Generalized System of Preferences ("GSP"), a special status that is granted by the United States to developing nations. DBDC status allows certain products imported from those countries to enter the United States under a reduced rate of duty. In order to maintain that status, the countries are required to meet several criteria.

         In October 1998, the GSP was reinstated retroactively to June 1998 and now is scheduled to expire by its terms on June 30, 1999. Although the USTR has expressed their support for extension of the GSP program, the likelihood of this extension is uncertain.

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

ADVERTISING AND PROMOTION

         Chico's does not allocate significant resources to mass media advertising other than direct mail. Chico's prefers instead to attract customers through word-of-mouth advertising, its general reputation, its relaunched Passport Club and the visual appeal of its stores and window presentations of its merchandise. Chico's sales associates promote this often by making personal telephone calls to existing customers informing them about new merchandise. Over the past two years and particularly in fiscal 1999, the Company increased its use of brochures and other merchandise image pieces mailed to customers and made available at Chico's stores. The Company intends on continuing using and expanding its use of direct mail through its Passport database customers, as well as, identifying "prospect" customers. During fiscal 1999, the Company expanded its efforts in this area and the cost associated with this marketing increased to $2.0 million dollars from $1.4 million in fiscal 1998.

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

COMPETITION

         The women's retail apparel business is highly competitive and has become even more competitive in the past several years. Chico's stores compete with a broad range of national and regional retail chains, including other women's apparel stores, department stores and specialty stores, as well as local retailers in the areas served by individual Chico's stores, all of which sell merchandise generally similar to that offered in Chico's stores. Even discount department stores have begun to carry merchandise which is designed to compete for the consumers that historically have been the Company's target customer. Although management believes that there is limited direct competition for Chico's merchandise largely because of the distinctive nature of Chico's stores and merchandise, the retailers that are believed to most directly compete with Chico's stores in many of the same local market areas are the mid to high-end department stores including Nordstrom's, Dillards, etc. and specialty stores which include The Gap, The Limited and Banana Republic as well as local boutique retailers in the areas served by individual Chico's stores. The number of competitors and the level of competition facing Chico's stores varies by the specific local market area served by individual Chico's stores.

         The Company believes that the distinctive designs of Chico's casual clothing and accessories which provide good value, their exclusive availability at Chico's stores, the Company's emphasis on personalized service and customer assistance, and the locations of its stores are the principal means by which the Company competes. The Company's performance is impacted by the fact that many of the Company's competitors are significantly larger and have substantially greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than does the Company. It should also be noted that while the Company believes it also competes effectively for favorable site locations and lease terms, competition is intense for prime locations within upscale shopping districts and high-end malls, and women's apparel stores have tended to oversaturate these prime locations.

EMPLOYEES

         As of January 30, 1999, the Company employed approximately 1,300 persons, approximately 660 of whom were full-time employees and approximately 640 of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, 90% of the Company's employees worked in Chico's stores, Chico's Outlet stores and in direct field supervision, 4% worked in the distribution center and woodshop and 6% worked in corporate headquarters and support functions.

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

TRADEMARKS AND SERVICE MARKS

         The Company is the owner in the United States of the trademarks "CHICO'S" and "Wear It Out," each of which is registered with the United States Patent and Trademark Office covering clothing. Each of the registrations has a term of 20 years (expiring in 2009 and 2016, respectively) and is renewable indefinitely if the mark is still in use at the time of renewal. The Company has recently applied for trademarks on its "Goddess" collections, its "Passport" Club and its "MAPS" training program. In the opinion of management, the Company's rights in the marks are important to the Company's business. This is particularly the case for the "CHICO'S" mark because this mark is well-known by Chico's customers. Accordingly, the Company intends to maintain its marks and the related registrations. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.

ITEM 2.   PROPERTIES.

STORES

          Chico's stores are located throughout the United States, with a significant concentration in Florida, in California and in the northeast United States.

          As a matter of policy, the Company prefers to lease its stores and all of the Chico's and Chico's Outlet stores currently operated by the Company are leased. At April 2, 1999, the average base rent for the Company's 159 company-owned stores was approximately $34 per square foot. Lease terms typically range from three to ten years and approximately 41% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. In excess of 80% of the leases have percentage rent clauses which require the payment of additional rent based on the store's net sales in excess of a certain threshold.

         The following table, which covers all of the 160 Company-owned stores existing as of April 2, 1999, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):


                                                 LEASES EXPIRING EACH YEAR                           LEASES EXPIRING EACH YEAR
FISCAL YEAR                                       IF NO RENEWALS EXERCISED                           IF ALL RENEWALS EXERCISED

2000.........................................                 8                                                     5
2001.........................................                13                                                     8
2002.........................................                26                                                    12
2003 AND AFTER...............................               112                                                    134

DISTRIBUTION CENTER, WOODSHOP AND HEADQUARTERS

         The Company's World Headquarters, which is located on approximately 27 acres in Ft. Myers, Florida, was completed and opened in September 1994 and consists of a distribution center, woodshop and corporate and administrative headquarters. The combined facilities comprise approximately 115,000 square feet, consisting of approximately 85,000 square feet for distribution and woodshop facilities and approximately 35,000 square feet for administrative and design offices.

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

         The Company's previous storage facility, located in Ft. Myers, Florida, continued to be leased by the Company under a lease that expired in November 1998. The annual base rent for the storage facility was approximately $60,000. The Company leased this storage facility under a lease from certain of its stockholders and former stockholders. As a result of the completion of the Company's World Headquarters, the Company no longer has a need for this facility and thus the lease on the storage facility was not renewed.

         In the opinion of management, the existing headquarters facility should provide sufficient warehouse and woodshop capacity to service the Company's needs for its basic retail operations for at least two to four years of future growth. The existing headquarters site contains sufficient land to at least double the size of the facility as such becomes necessary. Management believes that the Company needs to add between 30,000 and 35,000 square feet of office and design space within the next 18 months and has begun the planning process for such expansion. In addition, additional distribution space may need to be considered as the Company expands into catalog and Internet offerings of its merchandise.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

          None.

ITEM A.   EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth certain information regarding the Company's existing executive officers:


                                                     YEARS WITH
NAME                                  AGE              COMPANY                                  POSITIONS
----                                  ---              -------                                  ---------
Marvin J. Gralnick                    64                 15          Chief Executive Officer, President, Chairman of the Board
                                                                     and Director

Helene B. Gralnick                    51                 15          Senior Vice President-Design and Concept and Director

Charles J. Kleman                     48                 10          Executive Vice President-Finance, Chief Financial Officer,
                                                                     Secretary/ Treasurer and Director

Scott A. Edmonds                      41                 5           Senior Vice President-Operations and Assistant Secretary

         Marvin J. Gralnick, together with his wife, Helene B. Gralnick, founded Chico's in December 1983. He served the Company as its Chief Executive Officer until September 1, 1993, at which time Jeffrey J. Zwick succeeded Mr. Gralnick in this position. In connection with the November 7, 1994 resignation of Jeffrey
J. Zwick as Chief Executive Officer, President and a director of the Company, Mr. Gralnick and Ms. Gralnick returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In February 1995, Mr. Gralnick reassumed the role of Chief Executive Officer and in March 1997 re-assumed the position of President following the departure of Melissa Payner. In addition, Mr. Gralnick continues to serve as Chairman of the Board and as a director. Mr. Gralnick served as President from the Company's founding until 1990 when he became Chairman of the Board and was given the official title of Chief Executive Officer. Mr. and Ms. Gralnick's vision and creative talents led the development and evolution of the Company's philosophy and the design and feel of Chico's merchandise and Chico's stores through September 1, 1993 and since November 1994 have been leading the Company in this regard.

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



                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          The Company's Common Stock is traded on the NASDAQ National Market System. The high and low prices per share of the Company's Common Stock for each quarterly period since the Company's initial public offering is set forth in the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.

         On April 1, 1999, the last reported sale price of the Common Stock on the NASDAQ National Market System was $22.50 per share.

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

             The approximate number of equity security holders of the Company is as follows:

                                                                  Number of Record Holders
                      Title of Class                                   as of April 1, 1999
                      --------------                              ------------------------

             Common Stock, par value $.01 per share                          431

ITEM 6.  SELECTED FINANCIAL DATA.

         Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced elsewhere and incorporated in this Annual Report on Form 10-K.


                                                                                 PRO FORMA
                                                                  ONE MONTH      FISCAL YEAR
                                                                    PERIOD         ENDED
                                         FISCAL YEAR ENDED          ENDED        (UNAUDITED)          FISCAL YEAR ENDED
                                    -----------------------------------------------------------------------------------------------
                                     JANUARY 1     DECEMBER 31    JANUARY 28      JANUARY 28  FEBRUARY 1  JANUARY 31    JANUARY 30
                                        1995          1995         1996 (1)        1996 (1)    1997 (1)      1998         1999
                                     (52 WEEKS)    (52 WEEKS)    (4 WEEKS)       (52 WEEKS)   (53 WEEKS)  (52 WEEKS)    (52 WEEKS)
                                    -----------------------------------------------------------------------------------------------
                                                    (In thousands, except per share and selected operating data)
OPERATING STATEMENT DATA:
Net sales by company stores .....     $55,282     $57,636         $ 3,619          $58,091     $62,318     $73,597     $104,981
Net sales to franchisees(2) .....       3,989       2,707             128            2,672       1,755       1,742        1,761
                                      -------     -------         -------          -------     -------     -------     --------

  Net sales .....................      59,271      60,343           3,747           60,763      64,073      75,339      106,742
Cost of goods sold(3) ...........      22,418      26,115           1,913           26,484      26,713      33,240       44,197
                                      -------     -------         -------          -------     -------     -------     --------


  Gross profit ..................      36,853      34,228           1,834           34,279      37,360      42,099       62,545
General, administrative and store
  operating expenses ............      31,168      30,743           2,358           30,842      33,738      37,185       47,411
                                      -------     -------         -------          -------     -------     -------     --------
  Income (loss) from operations .       5,685       3,485            (524)           3,437       3,622       4,914       15,134
  Interest expense, net .........         119         621              39              620         404         372          151
                                      -------     -------         -------          -------     -------     -------     --------


    Income (loss) before taxes ..       5,566       2,864            (563)           2,817       3,218       4,542       14,983
  Provision for income taxes ....       2,275       1,160            (225)           1,141       1,287       1,772        5,844
                                      -------     -------         -------          -------     -------     -------     --------


    Net income (loss) ...........     $ 3,291     $ 1,704        $  (338)          $ 1,676     $ 1,931     $ 2,770     $  9,139
                                      =======     =======        =======           =======     =======     =======     ========
  Basic net income (loss) per
  share .........................     $   .42     $   .22        $  (.04)          $   .22     $   .25     $   .35     $   1.12
                                      =======     =======        =======           =======     =======     =======     ========
  Diluted net income (loss) per
  share .........................     $   .42     $   .22        $  (.04)          $   .21     $   .24     $   .34     $   1.07
                                      =======     =======        =======           =======     =======     =======     ========
   Weighted average shares
           outstanding-diluted ..       7,922       7,838          7,777             7,836       7,976       8,033        8,530
                                      =======     =======        =======           =======     =======     =======     ========



                                                                                PRO FORMA
                                                                    ONE MONTH  FISCAL YEAR
                                                                      PERIOD      ENDED
                                              FISCAL YEAR ENDED       ENDED    (UNAUDITED)         FISCAL YEAR ENDED
                                         -----------------------------------------------------------------------------------
                                            JANUARY 1  DECEMBER 31  JANUARY 28 JANUARY 28  FEBRUARY 1  JANUARY 31 JANUARY 30
                                              1995        1995       1996 (1)   1996 (1)    1997 (1)      1998      1999
                                           (52 WEEKS)  (52 WEEKS)    (4 WEEKS) (52 WEEKS) (53 WEEKS)  (52 WEEKS) (52 WEEKS)
                                         -----------------------------------------------------------------------------------
                                                    (In thousands, except per share and selected operating data)
SELECTED OPERATING DATA:
     Company stores at period end (4) ..         104         111       111         111         123         132         154
     Franchise stores at period end (4)            7          12        12          12          10           9           8
                                             -------     -------     -----     -------     -------     -------     -------
     Total stores at period end (4) ....         121         123       123         123         133         141         162
                                             =======     =======     =====     =======     =======     =======     =======



     Average net sales per company
             store (in thousands) (5) ..     $   613     $   527     N/A       $   537     $   523     $   578     $   745



     Average net sales per net selling
               square foot at company
               stores(5) ...............     $   478     $   413     N/A       $   405     $   396     $   449     $   574
     Percentage increase (decrease)
             in comparable company store
             net sales .................        (7.3)%     (10.4)%   1.4%        (10.1) %     (1.3)%      10.7%       30.3%
BALANCE SHEET DATA (at year end):
     Total assets ......................     $27,352     $27,009     N/A       $27,681     $31,248     $34,472     $49,000
     Stockholders' Equity ..............      14,226      15,959     N/A        15,621      18,021      21,456      34,303
     Debt and lease obligations, less
             current maturities ........       4,663       5,896     N/A         7,131       7,008       6,703       6,713
     Working capital ...................     $ 1,460     $ 4,536     N/A       $ 5,419     $ 6,585     $ 8,970     $19,852




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

(2) Includes $5,000, $0, $0 , $0 and $5,000 of franchisee fees in fiscal 1994, 1995, 1997, 1998 and 1999.

(3) Cost of goods sold includes distribution and design costs, but does not include occupancy cost.

(4) For information concerning stores opened, acquired, sold and closed, see "Business -- Store Locations."

(5) Average net sales per company store and average net sales per net selling square foot of company stores are based on net sales of stores that have been operated by the Company for the full year. For fiscal 1997, average net sales per company store and average net sales per net selling square foot of company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A discussion and analysis of the financial condition and results of operations for the specified fiscal periods through January 30, 1999 is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          The information required by this Item is set forth under the heading "Management's Discussion and Analysis of Financial Conditions and Result of Operations" in the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Financial statements and supplementary financial information is set forth under the heading "Financial Statements" in the financial information portion of the Company's 1999 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                      None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information about directors and nominees for director of the Company in the Company's 1999 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A of Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

          Information about Executive Compensation in the Company's 1999 Annual Meeting proxy statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required by this Item is included in the Company's 1999 Annual Meeting proxy statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this Item is included in the Company's 1999 Annual Meeting proxy statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

              (a) (1) The following financial statements of Chico's FAS, Inc.
                  and the report thereon of Arthur Andersen LLP dated March 4, 1999, which is included in the Company's Annual Report to Stockholders for the fiscal year ended January 30, 1999, are incorporated herein by reference.

                  Report of Independent Certified Public Accountants. Statements of Income for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997. Balance Sheets, January 30, 1999 and January 31, 1998. Statements of Stockholders' Equity for the fiscal years ended January 30, 1999 , January 31, 1998 and February 1, 1997. Statements of Cash Flows for the fiscal years ended January 30, 1999 , January 31, 1998 and February 1, 1997. Notes to Financial Statements.

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

         10.5*    Employment Agreement for Mori Cameron-MacKenzie (Filed as
                  Exhibit 10.4 to the Company's Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13,
                  1995)

         10.6* 1992 Stock Option Plan (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.7*    First Amendment to 1992 Stock Option Plan (Filed as Exhibit
                  10.13 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

         10.8* 1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

         10.9     First Amendment to 1993 Stock Option Plan

         10.10* 1993 Employee Stock Purchase Plan (Filed as Exhibit 10.8 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

         10.11 1993 Employee Stock Purchase Plan (as amended and restated October 9, 1998)

         10.12* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

         10.13* Form of Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc. and Verna K. Gibson (Filed as
                  Exhibit 10.51 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1,
                  1995)

         10.14* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

         10.15* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

         10.16*   Indemnification Agreement with Marvin J. Gralnick (Filed as
                  Exhibit 10.9.1 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.17*   Indemnification Agreement with Helene B. Gralnick (Filed as
                  Exhibit 10.9.2 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.18*   Indemnification Agreement with Charles J. Kleman (Filed as
                  Exhibit 10.9.5 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.19*   Indemnification Agreement with Verna K. Gibson (Filed as
                  Exhibit 10.9.6 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13,
                  1993)

         10.20*   Indemnification Agreement with Scott A. Edmonds (Filed as
                  Exhibit 10.2 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

         10.21* Sample Form of Franchise Agreement (Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.22*   Sample Form of Territory Development Agreement (Filed as
                  Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.23* Sample Form of Purchase Agreement (Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.24* Lease Agreement dated December 1, 1988 by and between Marvin Gralnick, Helene Gralnick, Lynn Mann and Barry Szumlanski, and Chico's Folk Art Specialties, Inc. (Filed as Exhibit 10.20 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

         10.25* Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated October 13, 1993 by and between Chico's FAS, Inc, and NationsBank of Florida, National Association (Filed as Exhibit 10.38 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

         10.26* Consolidated Amendment to Loan Documents dated as of October 13, 1993, by and between Chico's FAS, Inc., and NationsBank of Florida, National Association (Filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

         10.27* First Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated December 20, 1993 by and between Chico's FAS, Inc. and NationsBank of Florida, National Association (Filed as Exhibit 10.43 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

         10.28* Second Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated June 14, 1994 by and between Chico's FAS, Inc., and NationsBank of Florida National Association (Filed as Exhibit 10.48 to the Company's Form 10-Q for the quarter ended October 2, 1994, as filed with the Commission on November 15, 1994)

         10.29* Third Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated December 9, 1994 by and between Chico's FAS, Inc., and NationsBank of

                  Florida National Association (Filed as Exhibit 10.49 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

         10.30* Fourth Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated February 14, 1995 by and between Chico's FAS, Inc., and NationsBank of Florida National Association (Filed as Exhibit 10.50 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

         10.31* Second Amended and Restated Credit Agreement dated September 28, 1995 by and between Chico's FAS, Inc. and NationsBank of Florida, National Association (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

         10.32* Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N. A. (Filed as
                  Exhibit 10.57 to the Company's Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1,
                  1996)

         10.33* First Amendment to Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N.
                  A. (Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 29, 1996, as filed with the Commission on November 12, 1996)

         10.34* Second Amendment to Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N. A. (Filed as Exhibit 10.49 to the Company's Form 10-K for the year ended January 31, 1998, as filed with the Commission on April 27, 1998)

         10.35 Third Amendment to Third Amended and Restated Credit Agreement dated December 8, 1998 by and between Chico's FAS, Inc. and NationsBank (South), N.A.

         10.36* Loan Agreement dated January 4, 1996 by and between Chico's FAS, Inc. and Founders National Trust Bank (Filed as Exhibit
                  10.58 to the Company's Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996)

         10.37 Amendment to Loan Agreement dated December 8, 1998 by and between Chicos's FAS, Inc. and NationsBank (South), N.A.

         10.38* Amendment and Restatement of the Chico's FAS, Inc. Profit Sharing Plan (Filed as Exhibit 10.47 to the Company's Form 10-Q for the quarter ended April 3, 1994, 1994, as filed with the Commission on May 9, 1994)

         10.39* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna Gibson dated May 13, 1997 (Filed as Exhibit
                  10.1 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the Commission on September 5, 1997)

         10.40* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Ross Roeder dated June 17, 1997 (Filed as Exhibit
                  10.2 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the Commission on September 5, 1997)

         10.41* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and John Burden dated June 17, 1997 (Filed as Exhibit
                  10.3 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the Commission on September 5, 1997)

         10.42* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna Gibson dated June 17. 1997 (Filed as Exhibit
                  10.4 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the Commission on September 5, 1997)

         10.43* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Ross Roeder dated February 10, 1998 (Filed as Exhibit
                  10.60 to the Company's Form 10-K for the year ended January 31, 1998, as filed with the Commission on April 27, 1998)

         10.44* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and John Burden dated February 10, 1998 (Filed as Exhibit
                  10.61 to the Company's Form 10-K for the year ended January 31, 1998, as filed with the Commission on April 27, 1998)

         10.45* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna Gibson dated February 10, 1998 (Filed as
                  Exhibit 10.62 to the Company's Form 10-K for the year ended January 31, 1998, as filed with the Commission on April 27,
                  1998)

         10.46* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Ross Roeder dated June 9, 1998 (Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 1, 1998, as filed with the Commission on September 2, 1998)

         10.47* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and John Burden dated June 9, 1998 (Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended August 1, 1998, as filed with the Commission on September 2, 1998)

         10.48* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna Gibson dated June 9, 1998 (Filed as Exhibit
                  10.1 to the Company's Form 10-Q for the quarter ended August 1, 1998, as filed with the Commission on September 2, 1998)

         10.49    Nonemployee Directors' Stock Option Plan


         13       Annual Report to Stockholders

         21       Subsidiaries of Company

         23       Consent to use of Report of Independent Certified Public
                  Accountants

         27       Financial Data Schedule (for SEC use only)

              (b) Reports on Form 8-K.

              The company did not file any reports on Form 8-K during the fifty-two weeks ended January 30, 1999.

                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO'S FAS, INC.

By:  /s/ Marvin J. Gralnick                                                                                     April 26, 1999
     ----------------------------------------------------                                                       --------------
         MARVIN J. GRALNICK, Chief Executive Officer                                                                      Date
              and President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



      /s/ Marvin J. Gralnick                                                                                    April 26, 1999
     ----------------------------------------------------                                                       --------------
             MARVIN J. GRALNICK, Chief Executive Officer,                                                                 Date
                  President, Director
                  (principal executive officer)


      /s/ Charles J. Kleman                                                                                     April 26, 1999
     ----------------------------------------------------                                                       --------------
             CHARLES J. KLEMAN, Chief Financial Officer,                                                                  Date
                  Director
                  (principal financial and accounting officer)


      /s/ Helene B. Gralnick                                                                                    April 26, 1999
     ----------------------------------------------------                                                       --------------
             HELENE B. GRALNICK, Senior Vice President -                                                                  Date
                  Design and Concept and Director


      /s/ Verna K. Gibson                                                                                       April 26, 1999
     ----------------------------------------------------                                                       --------------
             VERNA K. GIBSON, Director                                                                                    Date


      /s/ John W. Burden                                                                                        April 26, 1999
     ----------------------------------------------------                                                       --------------
              JOHN W. BURDEN, Director                                                                                    Date


      /s/ Ross E. Roeder                                                                                        April 26, 1999
     ----------------------------------------------------                                                       --------------
              ROSS E. ROEDER, Director                                                                                    Date