Form 10-Q
period 1999-05-01
CHICOS FAS INC
filed 1999-06-11
CIK 897429

                                                                       FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT


      For the Quarter Ended:                      Commission File Number:
           May 1, 1999                                    0-21258

                                CHICO'S FAS, INC.
               (Exact name of registrant as specified in charter)


             Florida                                     59-2389435
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

At June 4, 1999, there were 8,446,016 shares outstanding of Common Stock, $.01 par value per share.

                                CHICO'S FAS, INC.

                                      Index


PART I - Financial Information

    Item 1.      Financial Statements (Unaudited):                                                             Page
                                                                                                               ----

        Condensed Balance Sheets - May 1, 1999 and January 30, 1999...............................................3

        Condensed Statements of Income for the Thirteen Weeks Ended
             May 1, 1999 and May 2, 1998..........................................................................4

        Condensed Statements of Cash Flows for the Thirteen Weeks Ended
             May 1, 1999 and May 2, 1998..........................................................................5

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

                                CHICO'S FAS, INC.
                             CONDENSED BALANCE SHEET
                                   [UNAUDITED]

                                                                    AS OF              AS OF
                                                                   5/1/99             1/30/99
                                                                ------------        ------------

                                          ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents                                 $ 21,160,058        $ 14,484,776
      Receivables, net                                             1,588,231           1,149,078
      Inventories                                                  9,979,822          10,105,153
      Prepaid expenses                                               652,600             510,885
      Deferred taxes                                               1,651,000           1,586,000
                                                                ------------        ------------
           Total Current Assets                                   35,031,711          27,835,892
                                                                ------------        ------------

 LAND, BUILDING AND EQUIPMENT:
      Cost                                                        30,022,204          27,667,014
      Less accumulated depreciation and amortization              (8,360,065)         (8,001,753)
                                                                ------------        ------------
           Land, Building and Equipment, Net                      21,662,139          19,665,261
                                                                ------------        ------------

 OTHER ASSETS:
      Deferred taxes                                                 823,000             812,000
      Other assets,net                                               681,789             686,923
                                                                ------------        ------------
           Total Other Assets                                      1,504,789           1,498,923
                                                                ------------        ------------
                                                                $ 58,198,639        $ 49,000,076
                                                                ============        ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Accounts payable                                          $  6,031,617        $  3,995,123
      Accrued liabilities                                          6,297,339           3,679,355
      Current portion of noncurrent liabilities                      289,443             309,520
                                                                ------------        ------------
           Total Current Liabilities                              12,618,399           7,983,998
                                                                ------------        ------------

 NONCURRENT LIABILITIES:
      Notes & capital leases payable                               5,275,501           5,293,500
      Deferred rent                                                1,483,523           1,419,545
                                                                ------------        ------------
           Total Noncurrent Liabilities                            6,759,024           6,713,045
                                                                ------------        ------------

 STOCKHOLDERS' EQUITY:
      Common stock                                                    84,160              83,930
      Additional paid-in capital                                  12,225,429          11,923,930
      Retained earnings                                           26,511,627          22,295,173
                                                                ------------        ------------
           Total Stockholders' Equity                             38,821,216          34,303,033
                                                                ------------        ------------
                                                                $ 58,198,639        $ 49,000,076
                                                                ============        ============




                             See Accompanying Notes

                                CHICO'S FAS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   [UNAUDITED]

                                                               THIRTEEN WEEKS ENDED
                                                             5/1/99            5/2/98
                                                          ------------      ------------

Net sales by Company stores                               $ 35,721,300      $ 25,518,852
Net sales to Franchisees                                       703,681           377,056
                                                          ------------      ------------
               NET SALES                                    36,424,981        25,895,908
Cost of goods sold                                          14,900,623        10,769,153
                                                          ------------      ------------
               GROSS PROFIT                                 21,524,358        15,126,755

General, administrative and
     store operating expenses                               14,724,977        11,166,931
                                                          ------------      ------------
               INCOME FROM OPERATIONS                        6,799,381         3,959,824
Interest income (expense), net                                   2,072           (79,319)
                                                          ------------      ------------
               INCOME BEFORE TAXES                           6,801,453         3,880,505
Income tax provision                                         2,585,000         1,552,000
                                                          ------------      ------------
               NET INCOME                                 $  4,216,453      $  2,328,505
                                                          ============      ============
PER SHARE DATA:
     Net income per common share - basic                  $       0.50      $       0.29
                                                          ============      ============
     Net income per common and common
         equivalent share-diluted                         $       0.48      $       0.28
                                                          ============      ============
     Weighted average common shares
         outstanding-basic                                   8,404,852         8,012,041
                                                          ============      ============
     Weighted average common and common
         equivalent shares outstanding-diluted               8,775,024         8,244,063
                                                          ============      ============











                             See Accompanying Notes

                                CHICO'S FAS, INC.

                        CONDENSED STATEMENT OF CASH FLOWS
                                   [UNAUDITED]

                                                                                       THIRTEEN WEEKS ENDED
     CASH FLOWS FROM OPERATING ACTIVITIES:                                          5/1/99              5/2/98
                                                                                 ------------        ------------

     Net Income                                                                  $  4,216,453        $  2,328,505
                                                                                 ------------        ------------

     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                                683,960             546,045
         Deferred taxes                                                               (76,000)           (274,000)
         Loss on disposal of property and equipment                                    90,928               5,685
         Increase in deferred rent                                                     63,978              81,866
         Changes in assets and liabilities:
             (Increase) decrease in receivables                                      (439,153)            598,153
             Decrease in inventories                                                  125,331           2,388,566
             (Increase) decrease in prepaids and other assets                        (179,576)            138,614
             Increase (decrease) in accounts payable                                2,036,494            (704,917)
             Increase in accrued liabilities                                        2,617,984           2,625,495
                                                                                 ------------        ------------
                  Total adjustments                                                 4,923,946           5,405,507
                                                                                 ------------        ------------
                  Net cash provided by operating activities                         9,140,399           7,734,012
                                                                                 ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of certificate of deposit                                                  --           1,000,000
     Purchase of land, buildings and equipment                                     (2,728,770)           (782,363)
                                                                                 ------------        ------------
         Net cash (used in) provided by investing activities                       (2,728,770)            217,637
                                                                                 ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                                      301,729               7,868
     Principal payments on debt                                                       (38,076)            (36,744)
     Deferred finance costs                                                                --            (198,000)
                                                                                 ------------        ------------
         Net cash provided by (used in) financing activities                          263,653            (226,876)
                                                                                 ------------        ------------
         Net increase in cash and cash equivalents                                  6,675,282           7,724,773

CASH AND CASH EQUIVALENT-BEGINNING OF PERIOD                                       14,484,776           2,943,916
                                                                                 ------------        ------------

CASH AND CASH EQUIVALENT-END OF PERIOD                                           $ 21,160,058        $ 10,668,689
                                                                                 ============        ============




                             See Accompanying Notes

                                CHICO'S FAS, INC.
                     Notes to Condensed Financial Statements
                                   May 1, 1999
                                   (Unaudited)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements of Chico's FAS, Inc. and subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and notes thereto for the year ended January 30, 1999, included in the Company's Annual Report on Form 10-K filed on April 28, 1999. The January 30, 1999 balance sheet amounts were derived from audited financial statements included in the Company's Annual Report.

         Operating results for the thirteen weeks ended May 1, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

    NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         SFAS 128, which became effective in fiscal 1998, requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

                                                                        THIRTEEN             THIRTEEN
                                                                          WEEKS                WEEKS
                                                                          ENDED                ENDED
                                                                         5/1/99               5/2/98
                                                                        ---------            ---------

              Basic weighted average number of common shares            8,404,852            8,012,041
              Dilutive effect of options outstanding                      370,172              232,022
                                                                        ---------            ---------
              Diluted weighted average common and common
              equivalent shares outstanding                             8,775,024            8,244,063
                                                                        =========            =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED MAY 1, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 2, 1998.


    NET SALES. Net sales by Company-owned stores for the thirteen weeks ended May 1, 1999 (the current period) increased by $10.2 million, or 40.0%, over net sales by Company-owned stores for the comparable thirteen weeks ended May 2, 1998 (the prior period). The increase was the result of a comparable Company store net sales increase of $5.6 million and $4.6 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base (net of sales of approximately $665,000 from four stores closed in fiscal 1999 and fiscal 2000).

    Net sales to franchisees for the current period increased by approximately $327,000, or 86.6% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees is primarily due to the opening of two additional franchised locations (one each in fiscal 1999 and fiscal 2000) by an existing franchisee.

    GROSS PROFIT. Gross profit for the current period was $21.5 million, or 59.1% of net sales, compared with $15.1 million, or 58.4% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from leverage associated with the Company's 22.6% comparable store sales increase for the quarter. To a lesser degree, this increase was caused by lower freight costs resulting from the use of a lower-cost carrier for air freight shipments to stores.

    GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses for the current period were $14.7 million, or 40.4% of net sales, compared with $11.2 million, or 43.1% of net sales, for the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to direct store costs, including store compensation, which decreased by 2.0% of net sales due to leverage associated with the 22.6% comparable Company store sales increase for the quarter. To a lesser degree this decrease in expenses as a percentage of sales was due to leverage on the Company's non-store selling, general and administrative expenses, net of an increase in marketing expenses as a percentage of net sales.

    INTEREST INCOME NET. The Company had net interest income during the current period of approximately $2,000 versus net interest expense of approximately $79,000 in the prior period. The improvement to net interest income from net interest expense was primarily a result of increased interest earnings during the current period resulting from the Company's increased cash position.

    NET INCOME. As a result of the factors discussed above, net income reflects an increase of 81.1% to $4.2 million in the current period from net income of $2.3 million in the prior period. The income tax provision represented an effective rate of 38% for the current period and 40% in the prior period. The decrease in the income tax rate is attributable to a decrease in the state income tax rate associated with restructuring of the Company's subsidiaries, net of a Federal income tax increase due to higher earnings.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are for funding capital expenditures related to new store openings and merchandise inventory purchases. In addition, over the next 18 months, the Company anticipates experiencing the need for capital to address expansions of its office and design facility at its headquarters facilities.

During the current and prior periods, the Company's primary source of working capital was cash flow from operations of $9.1 million and $7.7 million, respectively. The increase in cash flow from operations of $1.4 million was primarily due to an increase in net income to $4.2 million in the current period from $2.3 million in the prior period and an increase in accounts payable of $2.0 million in the current period versus a decrease of approximately $705,000 in the prior period. These increases in cash flow from operations were offset by a decrease in inventories of approximately $125,000 in the current period, versus a decrease of $2.4 million in the prior period and an increase in receivables (net) of approximately $439,000 in the current period, versus a decrease of approximately $599,000 in the prior period. The increase in accounts payable is associated with increased fabric purchases (which generally have an extended payment due date) and other required increased purchase activities to support the Company's significant sales increases. The increase in receivables (net) is due to the two additional franchises opened in fiscal 2000 and 1999 and additional tenant improvement reimbursements due to the increase in the Company's store opening program.

The Company invested $2.7 million in the current period for capital expenditures primarily associated with the opening of eight new company stores, and the remodeling of several existing stores. Since the Company is now seeking stores in the 1800 net selling square foot range (versus 1325 average net selling square foot currently) and the Company is incorporating more sophisticated store fronts and fixtures, its average cost of leasehold improvements and fixtures for new stores has generally increased. It is anticipated these higher costs for initial stores will continue as the Company refines its newer store presentation. During the prior period, the Company invested approximately $782,000 for capital expenditures associated with the opening of four new (or reacquired) company stores, and the remodeling of several existing stores.

During the current period, one of the Company's officers exercised 15,666 stock options at prices ranging from $3.25 to $8.75 and several employees exercised 7,315 options at prices ranging from $3.25 to $9.25. The proceeds from these option exercises, including the tax benefit recognized by the Company, amounted to approximately $302,000.

As more fully described in "Item 1-Business" appearing on pages 1 through 16 of the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999, the Company is subject to ongoing risks associated with imports. The Company's reliance on sourcing from foreign countries causes the Company to be exposed to certain unique business and political risks. Import restrictions, including tariffs and quotas, and changes in such tariffs or quotas could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and have an adverse effect on the Company's business, financial condition and/or results of operations. The Company's merchandise flow could also be adversely affected by political instability in any of the countries in which its goods are manufactured, by significant fluctuations in the value of the U.S. dollar against applicable foreign currencies and by restrictions on the transfer of funds.

The Company plans to open at least 35 new stores in fiscal 2000, 11 of which were open as of June 4, 1999. The Company plans to open at least 40 new stores in fiscal 2001. The Company is also in the initial planning stage for an expansion of the office and design facilities at its headquarters site, and is also exploring planned catalog and Internet sales activities. The Company believes that the liquidity needed for its planned new store growth, continuing remodel program, maintenance of proper inventory levels associated with this growth and expansion of its office and design facilities will be funded primarily from cash flow from operations and its strong existing cash balances. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. Given the Company's strong cash balances, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or even if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has utilized a derivative financial instrument to reduce its exposure resulting from fluctuations in interest rates. The derivative financial instrument in effect at May 1, 1999, consisted of an interest rate swap agreement with a principal amount of $5.4 million at a term of four years. For the applicable period, the interest rate swap agreement effectively converts the interest on the outstanding mortgage loan with respect to the Company's headquarters facility to a fixed effective swap rate of 9%. The Company has entered into this interest rate swap for non-trading purposes. Risks associated with the interest rate swap include those associated with changes in the market value and interest rates. The interest rate swap agreement was entered into with a major financial institution with the goal of minimizing the risk of credit loss. Accordingly, management considers the potential for loss in future earnings and cash flows attributable to the interest rate swap not to be material. As indicated under the heading of Liquidity and Capital Resources, the Company is currently in a strong cash position. However, in order to utilize a portion of the available cash to prepay all or any portion of the mortgage loan would require a simultaneous termination of the interest rate swap. The cost to terminate the outstanding interest rate swap as of June 4, 1999, was approximately $49,000. Taking into account the cost to terminate the interest rate swap, the Company intends to seriously evaluate the advisability of prepaying all or a portion of the outstanding mortgage loan.

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

Chico's employs a number of information technology systems in its operations, including without limitation, computer networking systems, financial systems and other similar systems, most of which are licensed from outside vendors, while a few are internally developed. A number of these systems, including the Company's merchandising, financial and sales software systems, have recently been upgraded and thus most of these recently upgraded systems are believed to be Year 2000 compliant. Management has developed and has been pursuing a plan to identify whether Chico's other information technology systems are Year 2000 compliant and is in the process of implementing a conversion, modification or upgrade of those other critical data processing systems which are not already Year 2000 compliant. Management currently expects these activities to be substantially complete by mid 1999.

Throughout its operations, the Company also employs electronic equipment such as building security, product handling and other devices containing embedded electronic circuits. Chico's is continuing with the process of identifying and prioritizing any embedded technology devices which may be deemed to be mission critical or that tend to have a more significant impact on normal operations. A team of internal staff and management that has been identified to manage Chico's Year 2000 initiative has already been able to secure confirmation that many of the Company's embedded technology devices which are critical to Chico's overall operations are Year 2000 compliant. This team is developing a separate plan to upgrade any other embedded technology devices which are identified as being mission critical. Management currently expects these activities to be substantially complete by mid 1999.

Costs incurred to date implementing the Year 2000 initiatives amount to less than $50,000 and management currently expects that the overall cost of implementing the Year 2000 initiatives relative to information technology systems and the higher priority embedded technology devices, including internal costs and costs incurred to date, will not exceed $75,000.

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

Although Chico's does not believe, based on its current evaluation of these matters, that the Year 2000 issue will have a significant effect on its overall operations, Chico's initiatives in this regard are subject to a variety of risks and uncertainties, some of which are beyond the Company's control. The failure of Chico's or any of its major suppliers or vendors to achieve Year 2000 readiness could adversely impact the Company's business operations, which could in turn have an adverse effect on the Company's future financial results.


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

Date:  June 11, 1999           By:  /s/ Marvin Gralnick
       ---------------              --------------------------------------------
                                    Marvin Gralnick
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:  June 11, 1999           By:  /s/ Charles J. Kleman
       ---------------              --------------------------------------------
                                    Charles J. Kleman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)