Form 10-Q
period 1999-07-31
CHICOS FAS INC
filed 1999-09-10
CIK 897429

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:                                   Commission File Number:
    July 31, 1999                                               0-21258

                                CHICO'S FAS, INC.
               (Exact name of registrant as specified in charter)


         Florida                                       59-2389435
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                 11215 Metro Parkway, Fort Myers, Florida 33912
                    (Address of principal executive offices)


                                  941-277-6200
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At September 3, 1999, there were 8,473,765 shares outstanding of Common Stock, $.01 par value per share.

                                CHICO'S FAS, INC.

                                      Index

                                                                                        PAGE
                                                                                        ----
PART I - FINANCIAL INFORMATION

    ITEM 1.      FINANCIAL STATEMENTS (UNAUDITED):

        Condensed Balance Sheets - July 31, 1999 and January 30, 1999....................3

        Condensed Statements of Income for the Thirteen and Twenty-six weeks Ended
             July 31, 1999 and August 1, 1998............................................4

        Condensed Statements of Cash Flows for the Twenty-six weeks Ended
             July 31, 1999 and August 1, 1998............................................5

        Notes to Condensed Financial Statements..........................................6

    ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS..............................................7

    ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..............12


PART II - OTHER INFORMATION

    ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................13

    ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.......................................14

    Signatures   .......................................................................14

                               CHICO'S FAS, INC.
                             CONDENSED BALANCE SHEET
                                   [UNAUDITED]

                                                           AS OF             AS OF
                                                          7-31-99           1-30-99
                                                        ------------      ------------
                                    ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                          $  6,035,630      $ 14,484,776
     Marketable securities, at market                     12,683,993              --
     Receivables, net                                      1,817,272         1,149,078
     Inventories                                          12,433,481        10,105,153
     Prepaid expenses                                        749,108           510,885
     Deferred taxes                                        1,819,000         1,586,000
                                                        ------------      ------------
          TOTAL CURRENT ASSETS                            35,538,484        27,835,892
                                                        ------------      ------------

LAND, BUILDING AND EQUIPMENT:
     Cost                                                 32,044,283        27,667,014
     Less accumulated depreciation and amortization       (8,603,560)       (8,001,753)
                                                        ------------      ------------
          LAND, BUILDING AND EQUIPMENT, NET               23,440,723        19,665,261
                                                        ------------      ------------
OTHER ASSETS:
     Deferred taxes                                          941,000           812,000
     Other assets, net                                       660,997           686,923
                                                        ------------      ------------
          TOTAL OTHER ASSETS                               1,601,997         1,498,923
                                                        ------------      ------------
                                                        $ 60,581,204      $ 49,000,076
                                                        ============      ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                   $  6,779,974      $  3,995,123
     Accrued liabilities                                   3,442,283         3,679,355
     Current portion of debt and lease obligations           249,247           309,520
                                                        ------------      ------------
          TOTAL CURRENT LIABILITIES                       10,471,504         7,983,998
                                                        ------------      ------------

NONCURRENT LIABILITIES:
     Notes and capital leases payable                      5,257,500         5,293,500
     Deferred rent                                         1,519,489         1,419,545
                                                        ------------      ------------
          TOTAL NONCURRENT LIABILITIES                     6,776,989         6,713,045
                                                        ------------      ------------

STOCKHOLDERS' EQUITY:
     Common stock                                             84,521            83,930
     Additional paid-in capital                           12,784,370        11,923,930
     Unrealized gain on investments                            5,527              --
     Retained earnings                                    30,458,293        22,295,173
                                                        ------------      ------------
          Total Stockholders' Equity                      43,332,711        34,303,033
                                                        ------------      ------------
                                                        $ 60,581,204      $ 49,000,076
                                                        ============      ============

                             SEE ACCOMPANYING NOTES

                                CHICO'S FAS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   [UNAUDITED]

                                                      TWENTY-SIX WEEKS ENDED             THIRTEEN WEEKS ENDED
                                                   ----------------------------      ----------------------------
                                                     7-31-99          8-1-98           7-31-99          8-1-98
                                                   -----------     ------------      -----------     ------------
Net sales by company stores                        $71,913,385     $ 52,336,889      $36,192,085     $ 26,818,037
Net sales to franchisees                             1,282,889          917,561          579,208          540,505
                                                   -----------     ------------      -----------     ------------
            NET SALES                               73,196,274       53,254,450       36,771,293       27,358,542
Cost of goods sold                                  30,394,972       21,781,224       15,494,349       11,012,071
                                                   -----------     ------------      -----------     ------------
            GROSS PROFIT                            42,801,302       31,473,226       21,276,944       16,346,471

General, administrative and
     store operating expenses                       29,679,614       22,961,690       14,954,637       11,794,759
                                                   -----------     ------------      -----------     ------------
            INCOME FROM OPERATIONS                  13,121,688        8,511,536        6,322,307        4,551,712
Interest income (expense), net                          44,431         (109,949)          42,359          (30,630)
                                                   -----------     ------------      -----------     ------------
            INCOME BEFORE TAXES                     13,166,119        8,401,587        6,364,666        4,521,082
Income tax provision                                 5,003,000        3,360,000        2,418,000        1,808,000
                                                   -----------     ------------      -----------     ------------
            NET INCOME                             $ 8,163,119     $  5,041,587      $ 3,946,666     $  2,713,082
                                                   ===========     ============      ===========     ============
PER SHARE DATA:
     Net income per common share - basic           $      0.97     $       0.63      $      0.47     $       0.34
                                                   ===========     ============      ===========     ============
     Net income per common and common
         equivalent share-diluted                  $      0.93     $       0.60      $      0.45     $       0.32
                                                   ===========     ============      ===========     ============
     Weighted average common shares
         outstanding-basic                           8,423,573        8,052,351        8,442,292        8,092,661
                                                   ===========     ============      ===========     ============
     Weighted average common and common
         equivalent shares outstanding-diluted       8,791,021        8,369,164        8,808,819        8,471,686
                                                   ===========     ============      ===========     ============

                             SEE ACCOMPANYING NOTES

                                CHICO'S FAS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   [UNAUDITED]
                                                                     TWENTY-SIX WEEKS ENDED
                                                                 ------------------------------
                                                                    7-31-99           8-1-98
                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                  $  8,163,119      $  5,041,587
                                                                 ------------      ------------
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                               1,464,529         1,129,141
        Deferred taxes                                               (362,000)         (545,000)
        Loss on disposal of property and equipment                    112,206            44,632
        Increase in deferred rent                                      99,944           138,520
        Increase in unrealized gain on investments                      5,527              --
        Changes in assets and liabilities:
           Increase in receivables                                   (668,194)         (108,154)
           (Increase) decrease in inventories                      (2,328,328)        1,677,184
           (Increase) decrease in prepaids and other assets          (298,288)           85,978
           Increase (decrease) in accounts payable                  2,784,851          (198,375)
           (Decrease) increase in accrued liabilities                (237,072)          934,512
                                                                 ------------      ------------
                  Total adjustments                                   573,175         3,158,438
                                                                 ------------      ------------
                  Net cash provided by operating activities         8,736,294         8,200,025
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Redemption of certificate of deposit                                --           1,000,000
     Purchase of marketable securities                            (12,683,993)             --
     Purchase of land, buildings and equipment                     (5,266,205)       (2,011,290)
                                                                 ------------      ------------
        Net cash used in investing activities                     (17,950,198)       (1,011,290)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING  ACTIVITIES:
     Proceeds from issuance of common stock, net                      861,031         1,366,762
     Principal payments on debt                                       (96,273)          (52,054)
     Deferred finance costs                                              --            (198,000)
                                                                 ------------      ------------
        Net cash used in financing activities                         764,758         1,116,708
                                                                 ------------      ------------
        Net (decrease) increase in cash and cash equivalents       (8,449,146)        8,305,443

CASH AND CASH EQUIVALENTS-Beginning of Period                      14,484,776         2,943,916
                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS-End of Period                          $  6,035,630      $ 11,249,359
                                                                 ============      ============

                             SEE ACCOMPANYING NOTES

                                CHICO'S FAS INC.
                                    NOTES TO
                         CONDENSED FINANCIAL STATEMENTS
                                  JULY 31, 1999
                                   (UNAUDITED)


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

         Operating results for the thirteen and twenty-six weeks ended July 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

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

                                            TWENTY-SIX WEEKS ENDED        THIRTEEN WEEKS ENDED
                                            -----------------------     -----------------------
                                             7-31-99       8-1-98        7-31-99       8-1-98
                                            ---------     ---------     ---------     ---------
Basic weighted average number of common
   shares outstanding                       8,423,573     8,052,351     8,442,292     8,092,661
Dilutive effect of options outstanding        367,448       316,813       366,527       379,025
                                            ---------     ---------     ---------     ---------
Diluted weighted average common and
   common equivalent shares outstanding     8,791,021     8,369,164     8,808,819     8,471,686
                                            =========     =========     =========     =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED JULY 31, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED AUGUST 1, 1998.

         NET SALES. Net sales by Company-owned stores for the thirteen weeks ended July 31, 1999 (the current period) increased by $9.4 million, or 35.0%, over net sales by Company-owned stores for the comparable thirteen weeks ended August 1, 1998 (the prior period). The increase was the result of a comparable Company store net sales increase of $4.4 million and $5.0 million additional sales from the new stores not yet included in the Company's comparable store base, net of sales of approximately $468,000 from four stores closed in fiscal 1999 and fiscal 2000 and net of approximately $428,000 in decreased special liquidation sales.

         Net sales to franchisees for the current period increased by approximately $39,000, or 7.2 % compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to the opening of one additional franchised location in fiscal 2000 by an existing franchisee, net of an increase in returned product from the franchisees as a whole.

         GROSS PROFIT. Gross profit for the current period was $21.3 million, or 57.9% of net sales, compared with $16.3 million, or 59.8% of net sales, for the prior period. The decrease in the gross profit percentage resulted from the mix of product in the current period which generally included a lower average initial mark-up, combined with additional promotional activities and entitlement to discounts associated with expanding the Company's frequent shopper club (the "Passport Club") which was relaunched in the first quarter of this year.

         GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $15.0 million, or 40.7% of net sales, in the current period from $12.0 million, or 43.1% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to non-store general, administrative and marketing costs which decreased as a percentage of net sales due to leverage associated with the Company's 17.2% comparable company store sales increase for the current period.

         INTEREST INCOME, NET. The Company had net interest income during the current period of approximately $42,000 versus net interest expense of approximately $31,000 in the prior period. The improvement to net interest income from net interest expense was primarily a result of increased interest earnings during the current period resulting from the Company's increased cash and marketable securities position.

         NET INCOME. As a result of the factors discussed above, net income reflects an increase of 45.5% to $4.0 million in the current period from net income of $2.7 million in the prior period. The income tax provision represented an effective rate of 38% for the current period and 40% in the prior period. The decrease in the income tax rate is attributable to a decrease in the effective state income tax rate associated with certain restructuring of the Company's operations, net of a Federal income tax increase due to higher earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED JULY 31, 1999 COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 1, 1998.

         NET SALES. Net sales by Company-owned stores for the twenty-six weeks ended July 31, 1999 (the current period) increased by $19.6 million, or 37.4%, over net sales by Company-owned stores for the comparable twenty-six weeks ended August 1, 1998 (the prior period). The increase was the result of a comparable Company store net sales increase of $10.0 million and $9.6 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base, net of sales of $1.7 million from four stores closed in fiscal 1999 and fiscal 2000 and from special liquidation sales.

         Net sales to franchisees for the current period increased by approximately $365,000, or 39.8% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily caused by the opening of two additional franchised locations (one each in fiscal 1999 and fiscal 2000) by an existing franchisee and by a net increase in purchases by the other franchised stores.

         GROSS PROFIT. Gross profit for the current period was $42.8 million, or 58.5% of net sales, compared with $31.5 million, or 59.1% of net sales, for the prior period. The decrease in the gross profit percentage primarily resulted from the mix of product which generally included a lower average initial mark-up, combined with additional promotional activities and entitlement to discounts associated with expanding the Company's frequent shopper club (the "Passport Club") which was relaunched in the first quarter of this year.

         GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses for the current period were $29.7 million, or 40.5% of net sales, compared with $23.0 million, or 43.1% of net sales, for the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to direct store and non-store general and administrative costs, which decreased as a percentage of net sales due to leverage associated with the 19.8% comparable Company store sales increase for the six months.

         INTEREST EXPENSE, NET. The Company had net interest income during the current period of approximately $44,000 versus net interest expense of approximately $110,000 in the prior period. The improvement to net interest income from net interest expense was primarily a result of increased interest earnings during the current period resulting from the Company's increased cash and marketable securities position.

         NET INCOME. As a result of the factors discussed above, net income reflects an increase of 61.9% to $8.2 million in the current period from net income of $5.0 million in the prior period. The income tax provision represented an effective rate of 38.0% for the current period and 40.0% in the prior period. The decrease in the income tax rate is attributable to a decrease in the effective state income tax rate associated with certain restructuring of the Company's operations, net of a Federal income tax increase due to higher earnings.

         COMPARABLE COMPANY STORE NET SALES. Comparable Company store net sales increased by 17.2% in the current quarter and 19.8% in the first six months of 1998 when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDED JULY 31, 1999 COMPARED TO THE TWENTY-SIX WEEKS ENDED AUGUST 1, 1998.

         COMPARABLE COMPANY STORE NET SALES. (CONTINUED) The Company believes that the increase in comparable Company store net sales in both the quarter and six month period resulted from the continuing effort to refocus the Company's product development, merchandise planning, buying and marketing departments on Chico's target customer. The Company also believes that the look, fit and pricing policy of the Company's product was in line with the refocusing effort and that the increase in comparable store sales was fueled by increased direct mailings, a larger database of existing customers for such mailings and the relaunch of the Company's frequent shopper club (the "Passport Club"). To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with newly introduced training programs and continuing strong sales associated with several styles of clothing produced from a fabric newly introduced by the Company in the fourth quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary ongoing capital requirements are for funding capital expenditures related to new store openings and merchandise inventory purchases. In addition, over the next twelve months, the Company anticipates experiencing the need for capital to address expansions of its office and design facility at its headquarters facilities, the roll out of new point-of-sale devices beginning early next fiscal year and the development of infrastructure to support the Company's planned expansion into catalog and Internet sales.

During the current and prior periods, the Company's primary source of working capital was cash flow from operations of $8.7 million and $8.2 million, respectively. The increase in cash flow from operations of approximately $500,000 was primarily due to an increase of $3.1 million in net income, and an increase of $1.8 million in the growth rate of accounts payable and accrued liabilities, offset by an increase in inventories of $2.3 million in the current period, versus an inventory decrease of $1.7 million in the prior period and an increase in receivables (net) of approximately $700,000 in the current period, versus an increase of approximately $100,000 in the prior period. The increase in accounts payable and inventories is associated with increased fabric purchases (which generally have an extended payment due date) and other required increased purchase activities to support the Company's significant sales increases. The increase in receivables (net) is due to the additional franchise opened in fiscal 2000 and additional tenant improvement reimbursements due to the growth in the Company's store opening program.

The Company invested $5.3 million in the current period for capital expenditures primarily associated with the opening of 17 new company stores, and the remodeling of several existing stores. Since the Company is now seeking stores in the 1800-2000 net selling square foot range (versus 1350 average net selling square foot currently) and the Company is incorporating more sophisticated store fronts and fixtures, its average cost of leasehold improvements and fixtures for new stores has generally increased. It is anticipated these higher costs for initial stores will continue as the Company refines its newer store presentation. During the prior period the Company invested $2.0 million for capital expenditures associated with the opening of nine new (or reacquired) company stores, and the remodeling of several existing stores.

During the current period, the Company invested $12.7 million in high quality tax free municipal bonds in an effort to improve the after-tax interest earnings from its increased cash and marketable securities position. Also during the current quarter, the Company terminated its interest rate swap agreement at a cost of approximately

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

$8,000. The swap agreement had effectively fixed its mortgage loan rate at 9%. The mortgage note, financed

During the current period, one of the Company's officers exercised 15,666 stock options at prices ranging from $3.25 to $8.75 and several employees exercised 34,177 options at prices ranging from $3.25 to $9.25. Also during the current period, the Company sold 9,206 shares of common stock under its employee stock purchase plan at a price of $21.41. The proceeds from these issuances of stock, together with the tax benefit recognized by the Company, amounted to approximately $861,000.

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

The Company plans to open approximately 40 new stores in fiscal 2000, 20 of which were open as of September 1, 1999. The Company plans to open at least 45 new stores in fiscal 2001. The Company is also in the initial planning stage for an expansion of the office and design facilities at its headquarters site, is reviewing requests for proposals for new point-of-sale devices and is also exploring planned catalog and Internet sales activities. The Company believes that the liquidity needed for its planned new store growth, continuing remodel program, maintenance of proper inventory levels associated with this growth and expansion of its office and design facilities and establishment of catalog and Internet sales activities will be funded primarily from cash flow from operations and its strong existing cash balances. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. Given the Company's strong cash balances, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or even if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

SEASONALITY AND INFLATION

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods.

Although sales have tended to be somewhat higher in the Company's first and second fiscal quarters (February through July), the Company does not consider its business to be seasonal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This 10-Q may contain forward looking statements which reflect the current views of the Company with respect to certain events that could have an effect on the Company's future financial performance. These statements include the words "expects," "believes," and similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include ability to secure customer acceptance of Chico's styles, propriety of inventory mix and sizing, quality of merchandise received from vendors, timeliness of vendor production and deliveries, increased competition, extent of the market demand by women for private label clothing and related accessories, adequacy and perception of customer service, ability to coordinate product development along with buying and planning, rate of new store openings, performance of management information systems, ability to hire, train, energize and retain qualified sales associates and other employees, availability of quality store sites, ability to hire and retain qualified managerial employees, ability to effectively and efficiently establish and operate catalog and Internet sales activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company's heavy reliance on sourcing from foreign vendors including the impact of work stoppages, transportation delays and other interruptions, political instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards such foreign countries and other similar factors.

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

Chico's employs a number of information technology systems in its operations, including without limitation, computer networking systems, financial systems and other similar systems, most of which are licensed from outside vendors, while a few are internally developed. A number of these systems, including the Company's merchandising, financial and sales software systems, have relatively recently been upgraded and thus most of these recently upgraded systems are believed to be Year 2000 compliant. Management has substantially implemented a plan to identify, convert, modify and upgrade those other critical data processing systems which were not already Year 2000 compliant.

Throughout its operations, the Company also employs electronic equipment such as building security, product handling and other devices containing embedded electronic circuits. Chico's has substantially completed the process of identifying and prioritizing those embedded technology devices which may be deemed to be mission critical or that tend to have a more significant impact on normal operations. A team of internal staff and management that was designated to manage Chico's Year 2000 initiative has secured confirmation that the Company's embedded technology devices, which are critical to Chico's overall operations, are Year 2000 compliant.

The costs that have been incurred to implement the Year 2000 initiatives amount to less than $75,000 and management currently does not expect any additional significant costs to be incurred in connection with the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

Company's Year 2000 initiatives relative to information technology systems and the higher priority embedded technology devices, including internal costs.

Chico's has sought to evaluate and manage the potential risk posed by the impact of the Year 2000 issue on its major suppliers and vendors. Formal and informal communications with these major suppliers and vendors relative to these risks have been conducted. Based upon these communications, Chico's is not aware of any major suppliers or vendors who have not either addressed their Year 2000 issues or provided assurances that such issues will be timely addressed. In particular, Chico's key financial institution has confirmed that it will be Year 2000 compliant on or before December 31, 1999. However, although Chico's has secured certain written and oral assurances in this regard, it has been difficult to determine with any certainty whether Chico's suppliers and vendors will be able to successfully address their respective Year 2000 issues and the extent to which any failure to do so would negatively impact Chico's operations.

The Company has identified that a significant disruption in the product supply chain represents the most reasonably likely worst case Year 2000 scenario. Potential sources of risk include (a) the inability of principal suppliers or logistics providers to be Year 2000-ready, which could result in delays in product deliveries from such suppliers or logistics providers and (b) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution centers as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company is preparing plans to flow inventory around an assumed period of disruption to the supply chain, which could include accelerating selected critical products to reduce the impact of significant failure.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of July 31, 1999 has not significantly changed since January 30, 1999 with the exception of the termination of the interest rate swap agreement associated with the Company's mortgage loan. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company's exposure to interest rate risk relates to its revolving line of credit with its bank; however, as of July 31, 1999, the Company did not have any outstanding balance on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. As a consequence of the swap termination, the Company's exposure to interest rate risk also relates to its $5.3 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the prime rate.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of the Shareholders of the Company was held on June 8, 1999. There were 8,415,431 shares of common stock entitled to vote. The following matters were voted upon at the meeting:


a) Election of Directors:                       VOTES FOR         VOTES WITHHELD
                                                ---------         --------------
        Class III - Term Expiring in 2002
              Marvin J.  Gralnick               6,967,456             113,425
              John W.  Burden                   6,967,443             113,438

b) Board of Directors proposal to ratify the appointment of Arthur Andersen LLP as independent certified public accountants.

        Voting Results:                  For the proposal           7,000,066
                                         Against the proposal          77,390
                                         Abstentions                    3,425

c) Board of Directors proposal to approve the non-employee directors' stock option plan.

        Voting Results:                  For the proposal           5,007,249
                                         Against the proposal         719,097
                                         Abstentions                   11,159
                                         Non-votes                  1,343,376

d) Board of Directors proposal to ratify the amendment of the 1993 employee stock purchase plan.

        Voting Results:                  For the proposal           5,625,754
                                         Against the proposal         100,105
                                         Abstentions                   11,806
                                         Non-votes                  1,343,216


e) Board of Directors proposal to ratify the amendment of the 1993 stock option plan.

        Voting Results:                  For the proposal           5,148,787
                                         Against the proposal         575,172
                                         Abstentions                   12,046
                                         Non-votes                  1,344,876

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


Date:   SEPTEMBER 9, 1998        By:      /S/ MARVIN GRALNICK
       -------------------                ----------------------
                                          Marvin Gralnick
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date:   SEPTEMBER 9, 1998        By:       /S/ CHARLES J. KLEMAN
       ------------------                 ------------------------
                                          Charles J. Kleman
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)