Form 10-Q
period 1999-10-30
CHICOS FAS INC
filed 1999-12-08
CIK 897429

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:                                   Commission File Number:
   October 30, 1999                                             0-21258

                                CHICO'S FAS, INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


         Florida                                       59-2389435
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                 11215 Metro Parkway, Fort Myers, Florida 33912
                 ----------------------------------------------
                    (Address of principal executive offices)


                                  941-277-6200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At November 24, 1999, there were 8,529,228 shares outstanding of Common Stock, $.01 par value per share.

                                CHICO'S FAS, INC.

                                      Index

                                                                                         PAGE
                                                                                         ----
PART I - FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS (UNAUDITED):

        Condensed Balance Sheets - October 30, 1999 and January 30, 1999...................3

        Condensed Statements of Income for the Thirteen and Thirty-nine weeks Ended
             October 30, 1999 and October 31, 1998.........................................4

        Condensed Statements of Cash Flows for the Thirty-nine weeks Ended
             October 30, 1999 and October 31, 1998.........................................5

        Notes to Condensed Financial Statements............................................6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.....................................................7

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.....................13

PART II - OTHER INFORMATION

    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................13

    Signatures   .........................................................................13

                                CHICO'S FAS, INC.
                             CONDENSED BALANCE SHEET
                                   [UNAUDITED]

                                                             AS OF              AS OF
                                                           10-30-99            1-30-99
                                                         ------------       ------------
                      ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                           $  7,203,724       $ 14,484,776
     Marketable securities, at market                      12,823,063                 --
     Receivables, net                                       2,171,695          1,149,078
     Inventories                                           15,151,490         10,105,153
     Prepaid expenses                                         684,278            510,885
     Deferred taxes                                         2,106,000          1,586,000
                                                         ------------       ------------
          TOTAL CURRENT ASSETS                             40,140,250         27,835,892
                                                         ------------       ------------
LAND, BUILDING AND EQUIPMENT:
     Cost                                                  36,179,040         27,667,014
     Less accumulated depreciation and amortization        (9,302,608)        (8,001,753)
                                                         ------------       ------------
          LAND, BUILDING AND EQUIPMENT, NET                26,876,432         19,665,261
                                                         ------------       ------------
OTHER ASSETS:
     Deferred taxes                                         1,008,000            812,000
     Other assets, net                                        657,310            686,923
                                                         ------------       ------------
          TOTAL OTHER ASSETS                                1,665,310          1,498,923
                                                         ------------       ------------
                                                         $ 68,681,992       $ 49,000,076
                                                         ============       ============
       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                    $  7,820,613       $  3,995,123
     Accrued liabilities                                    5,390,252          3,679,355
     Current portion of debt and lease obligations            249,247            309,520
                                                         ------------       ------------
          TOTAL CURRENT LIABILITIES                        13,460,112          7,983,998
                                                         ------------       ------------
NONCURRENT LIABILITIES:
     Notes and capital leases payable                       5,239,500          5,293,500
     Deferred rent                                          1,569,872          1,419,545
                                                         ------------       ------------
          TOTAL NONCURRENT LIABILITIES                      6,809,372          6,713,045
                                                         ------------       ------------
STOCKHOLDERS' EQUITY:
     Common stock                                              85,226             83,930
     Additional paid-in capital                            13,807,309         11,923,930
     Unrealized loss on investments                           (16,628)                --
     Retained earnings                                     34,536,601         22,295,173
                                                         ------------       ------------
          TOTAL STOCKHOLDERS' EQUITY                       48,412,508         34,303,033
                                                         ------------       ------------
                                                         $ 68,681,992       $ 49,000,076
                                                         ============       ============

                             SEE ACCOMPANYING NOTES

                                CHICO'S FAS, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   [UNAUDITED]

                                                        THIRTY-NINE WEEKS ENDED               THIRTEEN WEEKS ENDED
                                                      10-30-99          10-31-98           10-30-99          10-31-98
                                                    ------------      ------------       ------------      ------------
Net sales by company stores                         $111,196,667      $ 78,640,651       $ 39,283,282      $ 26,303,762
Net sales to franchisees                               2,008,602         1,367,948            725,713           450,387
                                                    ------------      ------------       ------------      ------------
            NET SALES                                113,205,269        80,008,599         40,008,995        26,754,149
Cost of goods sold                                    46,995,650        32,821,917         16,600,678        11,040,693
                                                    ------------      ------------       ------------      ------------
            GROSS PROFIT                              66,209,619        47,186,682         23,408,317        15,713,456

General, administrative and
     store operating expenses                         46,560,809        34,695,816         16,881,195        11,734,126
                                                    ------------      ------------       ------------      ------------
            INCOME FROM OPERATIONS                    19,648,810        12,490,866          6,527,122         3,979,330
Interest income (expense), net                            95,618          (136,837)            51,187           (26,888)
                                                    ------------      ------------       ------------      ------------
            INCOME BEFORE TAXES                       19,744,428        12,354,029          6,578,309         3,952,442
Income tax provision                                   7,503,000         4,941,000          2,500,000         1,581,000
                                                    ------------      ------------       ------------      ------------
            NET INCOME                              $ 12,241,428      $  7,413,029       $  4,078,309      $  2,371,442
                                                    ============      ============       ============      ============
PER SHARE DATA:
     Net income per common share - basic            $       1.45      $       0.91       $       0.48      $       0.29
                                                    ============      ============       ============      ============
     Net income per common and common
         equivalent share-diluted                   $       1.39      $       0.88       $       0.46      $       0.28
                                                    ============      ============       ============      ============
     Weighted average common shares
         outstanding-basic                             8,444,939         8,106,194          8,486,169         8,213,880
                                                    ============      ============       ============      ============
     Weighted average common and common
         equivalent shares outstanding-diluted         8,806,590         8,437,331          8,839,555         8,563,045
                                                    ============      ============       ============      ============

                             SEE ACCOMPANYING NOTES

                                CHICO'S FAS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   [UNAUDITED]

                                                                      THIRTY-NINE WEEKS ENDED
                                                                    10-30-99           10-31-98
                                                                  ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                   $ 12,241,428       $  7,413,029
                                                                  ------------       ------------
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                2,315,544          1,741,734
        Deferred taxes                                                (716,000)          (782,000)
        Loss on disposal of property and equipment                     160,845             82,564
        Increase in deferred rent                                      150,327            198,727
        Increase in unrealized loss on investments                     (16,628)                --
        Changes in assets and liabilities:
            (Increase) decrease in receivables,net                  (1,022,617)            56,856
            (Increase) decrease in inventories                      (5,046,337)           595,338
            (Increase) decrease in prepaids and other assets          (272,767)           919,339
            Increase in accounts payable                             3,825,489            748,811
            Increase in accrued liabilities                          1,710,897          1,990,071
                                                                  ------------       ------------
                  Total adjustments                                  1,088,753          5,551,440
                                                                  ------------       ------------
                  Net cash provided by operating activities         13,330,181         12,964,469
                                                                  ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of marketable securities                             (12,823,063)                --
     Purchase of land, buildings and equipment                      (9,558,572)        (3,370,006)
                                                                  ------------       ------------
        Net cash used in investing activities                      (22,381,635)        (3,370,006)
                                                                  ------------       ------------

CASH FLOWS FROM FINANCING  ACTIVITIES:
     Proceeds from issuance of common stock, net                     1,884,675          2,246,745
     Principal payments on debt                                       (114,273)           (89,546)
     Deferred finance costs                                                 --           (228,000)
                                                                  ------------       ------------
        Net cash provided from financing activities                  1,770,402          1,929,199
                                                                  ------------       ------------
        Net (decrease) increase in cash and cash equivalents        (7,281,052)        11,523,662

CASH AND CASH EQUIVALENTS- Beginning of Period                      14,484,776          2,943,916
                                                                  ------------       ------------
CASH AND CASH EQUIVALENTS- End of Period                          $  7,203,724       $ 14,467,578
                                                                  ============       ============

                             SEE ACCOMPANYING NOTES

                                CHICO'S FAS INC.
                                    NOTES TO
                         CONDENSED FINANCIAL STATEMENTS
                                OCTOBER 30, 1999
                                   (UNAUDITED)

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

         Operating results for the thirteen and thirty-nine weeks ended October 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Statement of Financial Accounting Standards No. 128 "Earnings per Share", which became effective in fiscal 1998, requires dual presentation of basic and diluted earnings per share (EPS) on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

                                              THIRTY-NINE WEEKS ENDED        THIRTEEN WEEKS ENDED
                                             ------------------------      ------------------------
                                              10-30-99       10-31-98       10-30-99       10-31-98
                                             ---------      ---------      ---------      ---------
Basic weighted average number of common
shares outstanding                           8,444,439      8,106,194      8,486,169      8,213,880

Dilutive effect of options outstanding         362,151        331,137        353,386        349,165
                                             ---------      ---------      ---------      ---------
Diluted weighted average common and
common equivalent shares outstanding         8,806,590      8,437,331      8,839,555      8,563,045
                                             =========      =========      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THE THIRTEEN WEEKS ENDED OCTOBER 31, 1998.

         NET SALES. Net sales by Company-owned stores for the thirteen weeks ended October 30, 1999 (the current period) increased by $13.0 million, or 49.3%, over net sales by Company-owned stores for the comparable thirteen weeks ended October 31, 1998 (the prior period). The increase was the result of a comparable Company store net sales increase of $6.9 million and $6.1 million additional sales from the new stores not yet included in the Company's comparable store base, net of sales of approximately $399,000 from five stores closed in fiscal 1999 and fiscal 2000.

Net sales to franchisees for the current period increased by approximately $275,000, or 61.1% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to the opening of one additional franchised location in fiscal 2000 by an existing franchisee, and a net increase in purchases by the other franchised stores.

         GROSS PROFIT. Gross profit for the current period was $23.4 million, or 58.5% of net sales, compared with $15.7 million, or 58.7% of net sales, for the prior period. The decrease in the gross profit percentage resulted from additional promotional activities and entitlement to discounts including those associated with expanding the Company's frequent shopper club (the "Passport Club") which was relaunched in the first quarter of this year.

         GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $16.9 million, or 42.2% of net sales, in the current period from $11.7 million, or 43.9% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to leverage associated with the Company's 26.9% comparable company store sales increase for the current period.

         INTEREST INCOME, NET. The Company had net interest income during the current period of approximately $51,000 versus net interest expense of approximately $27,000 in the prior period. The improvement to net interest income from net interest expense was primarily a result of increased interest earnings during the current period resulting from the Company's increased cash and marketable securities position.

         NET INCOME. As a result of the factors discussed above, net income reflects an increase of 72.0% to $4.1 million in the current period from net income of $2.4 million in the prior period. The income tax provision represented an effective rate of 38.0% for the current period and 40.0% in the prior period. The decrease in the income tax rate is attributable to a decrease in the effective state income tax rate associated with certain restructuring of the Company's operations, net of a Federal income tax rate increase due to higher earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS - THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998.

         NET SALES. Net sales by Company-owned stores for the thirty-nine weeks ended October 30, 1999 (the current period) increased by $32.6 million, or 41.4%, over net sales by Company-owned stores for the comparable thirty-nine weeks ended October 31, 1998 (the prior period). The increase was the result of a comparable Company store net sales increase of $16.9 million and $15.7 million additional sales from the new (or reacquired) stores not yet included in the Company's comparable store base, net of sales of $2.0 million from five stores closed in fiscal 1999 and fiscal 2000 and from special liquidation sales.

Net sales to franchisees for the current period increased by approximately $641,000, or 46.8% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily caused by the opening of two additional franchised locations (one each in fiscal 1999 and fiscal 2000) by an existing franchisee and by a net increase in purchases by the other franchised stores.

         GROSS PROFIT. Gross profit for the current period was $66.2 million, or 58.5% of net sales, compared with $47.2 million, or 59.0% of net sales, for the prior period. The decrease in the gross profit percentage primarily resulted from the mix of product which generally included a lower average initial mark-up, combined with additional promotional activities and entitlement to discounts including those associated with expanding the Company's frequent shopper club (the "Passport Club") which was relaunched in the first quarter of this year.

         GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses for the current period were $46.6 million, or 41.1% of net sales, compared with $34.7 million, or 43.4% of net sales, for the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to direct store and non-store general and administrative costs, which decreased as a percentage of net sales due to leverage associated with the 22.3% comparable Company store sales increase for the nine months.

         INTEREST EXPENSE, NET. The Company had net interest income during the current period of approximately $96,000 versus net interest expense of approximately $137,000 in the prior period. The improvement to net interest income from net interest expense was primarily a result of increased interest earnings during the current period resulting from the Company's increased cash and marketable securities position.

         NET INCOME. As a result of the factors discussed above, net income reflects an increase of 65.1% to $12.2 million in the current period from net income of $7.4 million in the prior period. The income tax provision represented an effective rate of 38.0% for the current period and 40.0% in the prior period. The decrease in the income tax rate is attributable to a decrease in the effective state income tax rate associated with certain restructuring of the Company's operations, net of a Federal income tax rate increase due to higher earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         COMPARABLE COMPANY STORE NET SALES. Comparable Company store net sales increased by 26.9% in the current quarter and 22.3% in the first nine months of 1999 when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months.

         The Company believes that the increase in comparable Company store net sales in both the quarter and nine month period resulted from the continuing effort to refocus the Company's product development, merchandise planning, buying and marketing departments on Chico's target customer. The Company also believes that the look, fit and pricing policy of the Company's product was in line with the refocusing effort and that the increase in comparable store sales was fueled by increased direct mailings, a larger database of existing customers for such mailings and the relaunch of the Company's frequent shopper club (the "Passport Club"). To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with newly introduced training programs and continuing strong sales associated with several styles of clothing produced from a fabric newly introduced by the Company in the fourth quarter of fiscal 1998.

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

During the current and prior nine-month periods, the Company's primary source of working capital was cash flow from operations of $13.3 million and $13.0 million, respectively. The increase in cash flow from operations of approximately $366,000 was primarily due to an increase of $4.8 million in net income, and an increase of $2.8 million in the growth rate of accounts payable and accrued liabilities, offset by an increase in inventories of $5.0 million in the current period, versus an inventory decrease of approximately $595,000 in the prior period and an increase in receivables (net) of $1.0 million in the current period, versus a decrease of approximately $57,000 in the prior period. The increase in accounts payable and inventories is associated with increased fabric purchases (which generally have an extended payment due date) and other required increased purchase activities to support the Company's significant sales increases. The increase in receivables (net) is due to the additional franchise opened in fiscal 2000 and additional tenant improvement reimbursements due to the growth in the Company's store opening program.

The Company invested $9.6 million in the current period for capital expenditures primarily associated with the opening of 26 new company stores, and the remodeling of several existing stores. Since the Company is now seeking stores in the 1800-2000 net selling square foot range (versus 1380 average net selling square foot currently) and the Company is incorporating more sophisticated store fronts and fixtures, its average cost of leasehold improvements and fixtures for new stores has generally increased. It is anticipated these higher costs for initial stores will continue as the Company refines its newer store presentation. During the prior period the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Company invested $3.4 million for capital expenditures associated with the opening of 15 new (or reacquired) company stores, and the remodeling of several existing stores.

During the current period, the Company invested $12.8 million in high quality tax free municipal bonds in an effort to improve the after-tax interest earnings from its increased cash and marketable securities position. Also during the current period, the Company terminated its interest rate swap agreement at a cost of approximately $8,000. The swap agreement had effectively fixed its mortgage loan rate at 9%. The mortgage note, financed with a bank, bears interest at prime plus .5%.

During the current period, two of the Company's officers and two of its directors exercised 64,499 stock options at prices ranging from $3.25 to $9.25 and several employees and former employees exercised 55,873 options at prices ranging from $3.25 to $12.00. Also during the current period, the Company sold 9,206 shares of common stock under its employee stock purchase plan at a price of $21.41. The proceeds from these issuances of stock, together with the tax benefit recognizd by the Company, amounted to approximately $1.9 million.

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

The Company plans to open approximately 40 new stores in fiscal 2000, 37 of which were open as of November 24, 1999. The Company plans to open at least 45 new stores in fiscal 2001. The Company is also in the initial planning stage for an expansion of the office and design facilities at its headquarters site, is reviewing requests for proposals for new point-of-sale devices and is also continuing with its plans for implementing catalog and Internet sales activities. The Company believes that the liquidity needed for its planned new store growth, continuing remodel program, maintenance of proper inventory levels associated with this growth and expansion of its office and design facilities and establishment of catalog and Internet sales activities will be funded primarily from cash flow from operations and its strong existing cash balances. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. Given the Company's strong cash balances, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or even if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

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

Chico's employs a number of information technology systems in its operations, including without limitation, computer networking systems, financial systems and other similar systems, most of which are licensed from outside vendors, while a few are internally developed. A number of these systems, including the Company's merchandising, financial and sales software systems, have relatively recently been upgraded and thus most of these recently upgraded systems are believed to be Year 2000 compliant. Management has essentially completed its plan to identify, convert, modify and upgrade those other critical data processing systems which were not already Year 2000 compliant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

YEAR 2000 (CONTINUED)

Throughout its operations, the Company also employs electronic equipment such as building security, product handling and other devices containing embedded electronic circuits. Chico's has completed the process of identifying and prioritizing those embedded technology devices which may be deemed to be mission critical or that tend to have a more significant impact on normal operations. A team of internal staff and management that was designated to manage Chico's Year 2000 initiative has secured confirmation that the Company's embedded technology devices, which are critical to Chico's overall operations, are Year 2000 compliant.

The costs that have been incurred to implement the Year 2000 initiatives amount to less than $75,000 and management currently does not expect any additional significant costs to be incurred in connection with the Company's Year 2000 initiatives relative to information technology systems and the higher priority embedded technology devices, including internal costs.

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

The Company has identified that a significant disruption in the product supply chain represents the most reasonably likely worst case Year 2000 scenario. Potential sources of risk include (a) the inability of principal suppliers or logistics providers to be Year 2000-ready, which could result in delays in product deliveries from such suppliers or logistics providers and (b) disruption of the distribution channel, including ports, transportation vendors, and the Company's own distribution centers as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company has prepared a plan to flow inventory around an assumed period of disruption to the supply chain, which includes accelerating selected critical products to reduce the impact of significant failure.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of October 30, 1999 has not significantly changed since January 30, 1999 with the exception of the termination of the interest rate swap agreement associated with the Company's mortgage loan. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company's exposure to interest rate risk relates to its revolving line of credit with its bank; however, as of October 30, 1999, the Company did not have any outstanding balance on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. As a consequence of the swap termination, the Company's exposure to interest rate risk also relates to its $5.2 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the prime rate.

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


Date: NOVEMBER 24, 1999         By: /s/ MARVIN GRALNICK
                                    ----------------------
                                    Marvin Gralnick
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: NOVEMBER 24, 1999         By: /s/ CHARLES J. KLEMAN
                                    ------------------------
                                    Charles J. Kleman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION
-----------       -----------
    27            Financial Data Schedule