Form 10-K
period 2000-01-29
CHICOS FAS INC
filed 2000-04-25
CIK 897429

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-21258

                                CHICO'S FAS, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

             FLORIDA                                  59-2389435
             -------                                  ----------
  (State or other jurisdiction              (IRS Employer Identification No.)
         of incorporation)

     11215 METRO PARKWAY, FORT MYERS, FLORIDA                     33912
     ----------------------------------------                     -----
     (Address of principal executive offices)                   (Zip code)

                                 (941) 277-6200
                                 --------------
                         (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------
                     Common Stock, Par Value $.01 Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---    ---
Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

State the aggregate market value of the voting stock held by non-affiliates of the registrant:

         Approximately $290,388,993 as of March 31, 2000 (based upon the closing sales price reported by NASDAQ/NMS and published in the Wall Street Journal on April 3, 2000).

Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

         Common Stock, par value $.01 per share - 17,128,936 shares as of March 31, 2000.

Documents incorporated by reference:

         Part II Annual Report to Stockholders for the Fiscal Year Ended January 29, 2000.

         Part III Definitive Proxy Statement for the Company's Annual Meeting of Stockholders presently scheduled for June 13, 2000.

                                CHICO'S FAS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                     for the
                           YEAR ENDED January 29, 2000


                                TABLE OF CONTENTS

PART I......................................................................................................   1
           Item 1.    Business..............................................................................   1
           Item 2.    Properties............................................................................  16
           Item 3.    Legal Proceedings.....................................................................  17
           Item 4.    Submission of Matters to a Vote of Security-Holders...................................  17

PART II.....................................................................................................  19
           Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.................  19
           Item 6.    Selected Financial Data...............................................................  20
           Item 7.    Management's Discussion and Analysis of Financial Condition and
                      Results of Operations.................................................................  22
           Item 7A.   Quantitative and Qualitative Disclosures About Market Risk............................  22
           Item 8.    Financial Statements and Supplementary Data...........................................  22
           Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..  22

PART III....................................................................................................  22
           Item 10.   Directors and Executive Officers of the Registrant....................................  22
           Item 11.   Executive Compensation................................................................  22
           Item 12.   Security Ownership of Certain Beneficial Owners and Management........................  22
           Item 13.   Certain Relationships and Related Transactions........................................  22

PART IV.....................................................................................................  23
           Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................  23

                                     PART I
                                     ------

ITEM 1. BUSINESS

GENERAL

         Chico's FAS, Inc., (Chico's or the Company), directly and through its wholly owned subsidiaries (which became operational in February 1999), Chico's Distribution, Inc., Chico's Concept, Inc., and Chico's Media, Inc., is a specialty retailer of exclusively designed, private label casual to dressy clothing, complementary accessories and other non-clothing gift items. Virtually all of the clothing offered at Chico's stores is designed by the Company's in-house product development team and bears the "CHICO'S" trademark. Each Chico's store offers separates, as well as collections, of color-coordinated tops, pants, shorts, skirts, jumpers, dresses, vests, jackets, outerwear and accessories, including belts, scarves, earrings, necklaces and bracelets. Emphasizing casual yet stylish comfort, Chico's clothing is made from natural fabric (including 100% cotton, rayon, linen and silk) blends and newer sophisticated synthetics. The styling is relaxed, figure-flattering and designed for easy care. During the past several fiscal years, the Company has successfully introduced certain synthetic fabrics which provide a more versatile look, yet which still offer the relaxed fit and easy care characteristics. Chico's believes that its target customer includes women of all ages who seek style, attitude and comfort in their casual clothing, with a particular focus on 35 to 60 year old women with moderate and higher income levels.

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

         Also during the past few fiscal years, the Company has been testing the sale of non-clothing products, such as footwear, which complements the clothing products and such as aroma-therapy candles, body care products, watches, and other products which are designed by the Company as gift items. All of these new items are intended to promote the Chico's brand name in areas beyond clothing. Because of the additional space required to accommodate the non-clothing items and its current markdown strategy, the Company is actively pursuing larger spaces for its new stores. Rather than targeting a 1,400 net selling square foot store, the Company now believes the ideal store size is nearer 1,800-2,200 net selling square feet. Although the Company will still open stores within the 1,200-1,500 net selling square foot range, it is actively pursuing 1,800-2,200 net selling square foot stores.

         As of March 31, 2000, the Company's retail store system consisted of 204 stores (averaging approximately 1,458 net selling square feet), of which 187 are Company-owned front-line "Chico's" stores, 10 are franchised front-line "Chico's" stores and 7 are "Chico's Outlet" stores. Of this total, 34 stores are located in Florida, 29 stores are located in California, 16 stores are located in Texas and the remaining 125 stores are located in 34 other states and the District of Columbia. Chico's intends to continue locating its front-line Company-owned stores primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in or near mid-to-larger sized markets. The Company opened 40 new Company-owned front-line and no new outlet stores in the fiscal year ended January 29, 2000 (fiscal 2000), while during the same period it closed three Company-owned front-line stores. In addition, a franchisee opened one new front-line franchise store in fiscal 2000. The Company plans to open a minimum of 45 new Company-owned stores in the fiscal year ended February 3, 2001 (fiscal 2001), but also expects to close between one and three existing stores in fiscal 2001.

         The Company is in the process of developing and exploring additional opportunities for offering clothing and accessories to its customers and for enhancing its revenues and income utilizing approaches to retailing which are complementary to its core business. During fiscal 2001, the Company intends to add ordering capability to its existing mailers program and also to make Chico's products available for purchase over the Internet. Each of these opportunities will require the additional expenditure of capital and will involve additional risks and uncertainties. There can be no assurance that any such opportunity will be implemented on the planned timetable or will prove to be successful.


BUSINESS STRATEGIES

         DISTINCTIVE IN-HOUSE DESIGNED CASUAL CLOTHING AND COORDINATED ACCESSORIES. The most important element of the Company's business strategies is the distinctive private label casual clothing and complementary accessories offered for sale at Chico's stores. Emphasizing casual comfort, Chico's clothing is made from natural fabric (including cotton, rayon, linen and silk) blends and sophisticated synthetics. The fit is relaxed and designed for easy care. Accessories, such as belts and jewelry, including earrings, necklaces and bracelets, are specifically purchased and designed to coordinate with the colors and patterns of Chico's clothing, enabling customers to easily enhance and individualize their wardrobe selections.

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

         The distinctive nature of Chico's clothing is carried through in its sizing. Chico's incorporates international type sizing, utilizing sizes 0 (extra small), 1 (small), 2 (medium), and 3 (large). During fiscal 2000 the Company tested a size 4 (extra large) with little success and it does not plan to offer sizes above a size 3 at this time. As in the past, the Company frequently offers one-size-fits-all sizing for some items. Because of the stylish, yet relaxed nature of Chico's clothing, this sizing also allows Chico's to offer a wide selection of clothing without having to invest in a large number of different sizes within a single style.

         CERTAIN BUILDING BLOCKS OF THE COMPANY'S MERCHANDISING STRATEGY. The Company continues to follow certain important elements of the merchandising strategy that it has sought to follow since the early 1990's. These important elements include the Company's focus on its target customer, the continual introduction of new merchandise, its pricing policies, the store design, merchandise presentation, customer service and its quality assurance programs.

                  FOCUS ON THE TARGET CUSTOMER. Based upon informally gathered information from customers, sales associates and store managers, as well as studies done internally through its customer databases, the Company seeks to anticipate and respond to the perceived needs and preferences of its target customer. Chico's target customers are believed to include women of all ages who seek style and attitude in distinctive, casual clothing which represents good value, with a particular focus on 35 to 60 year old women in the moderate and higher income levels. Although the Company had experienced changes in design direction in 1994 and 1996 that caused it to vary from the preferences of those women who historically shopped at Chico's, the current merchandising plan intends to continually focus the entire product development team on the Company's historical target customer. As part of this focus, the Company reestablished its frequent shopper club ("Passport Club") in early 1999 so that it could monitor spending habits based on known demographics. The Company is still gathering data and using this data to direct its marketing efforts. See the "Customer Loyalty" section on page 4 for more details on the "Passport Club".

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

                  As part of the Company's strategy to continually introduce new merchandise, Chico's seeks to provide only a limited supply of each item of merchandise to each store and in most cases seeks to restock its stores, after the initial shipment is redistributed to all stores, with new styles and designs instead of continually providing additional quantity of existing styles and designs (except for certain core items). This merchandising strategy is intended to foster a sense of urgency for Chico's customers by creating a limited period of time to buy new styles and designs. Slower selling items and the remaining pieces of better-selling items still in a store when new merchandise arrives are frequently consolidated in certain front-line stores and, then marked down and/or sent to its outlet stores. If the style becomes out-of-place due to seasonality, color, etc., it may be subjected to additional markdowns or returned to the Company's distribution center to be held for replenishment at outlet stores or for liquidation.

                 PRICING POLICIES. The Company's strategy is to offer its exclusively designed private label clothing and complementary accessories at moderate prices that are believed to be generally competitive with the prices charged for similar quality goods by other specialty apparel retailers and by upscale department stores. For example, tops, pants and jackets are offered at retail price points generally ranging from $20 to $130 per item and accessories are offered at retail price points generally ranging from $10 to $50 per item.

                  Historically, the Company's philosophy was generally to avoid store-wide price markdowns at its front-line stores and the Company believes that in the past it utilized price markdowns and special promotions to a lesser degree than have its principal competitors. Since fiscal 1998, the Company has shifted its strategy for markdowns and clearance of slower moving merchandise. Rather than placing the emphasis on clearing most of the goods at outlet stores or local warehouse sales, the Company is making more extensive use of its front line stores to clear slower selling merchandise through chain-wide markdowns of these items and by initiating such markdowns at an earlier date in the product life cycle. The Company believes this strategy reduces the need to rely on its outlet stores as a principal means of clearing slower selling merchandise. The Company expects to continue to complement its pricing policies with its strategy to continually replace merchandise at its front-line stores and to transfer older merchandise to its outlet stores or the Company's distribution center for liquidation, although the Company intends on continuing markdowns in its front-line stores to provide more immediate clearance of goods.

                  STORE DESIGN AND MERCHANDISE PRESENTATION. Chico's historical store design, interior layout and merchandise presentation tends to complement Chico's private label casual clothing and personalized service, helping to create a "boutique" atmosphere with an open and comfortable ambiance. A typical store has a warm feel with lots of woodwork including hardwood or natural concrete floors, antiques and brushed aluminum or wood fixtures. However, each store is somewhat different as the interior decor is chosen carefully to complement the setting including both its location and the building itself. These individual touches are balanced against a certain amount of standardization. Merchandise is generally presented on wooden fixtures with coordinating colors and outfits shown together rather than being grouped by tops, bottoms, etc.

                  To encourage sales of multiple wardrobe items, Chico's stores also may use "color areas," which present coordinated colors or seasonal themes in different areas of the store. Rather than displaying clothing by type (for example, tops with tops, pants with pants, etc.), merchandise is grouped by color coordinated items of clothing and accessories. Such a grouping typically includes several different coordinated tops, pants, shorts or other items of clothing as well as accessories such as belts, earrings and necklaces that could be used to create several different ensembles and looks that appeal to various lifestyles. Sales associates are trained to assist customers in creating such ensembles. Management believes the color coordinated grouping of merchandise strengthens the style image of the merchandise and enhances the likelihood for multiple item purchases. Accessories and other non-apparel items accounted for approximately 13% of the Company's net sales in fiscal 2000, compared to a range of 11% to 13% over the previous three fiscal years. Continuing efforts are being made to improve the volume of accessory and other non-apparel item sales in fiscal 2001 through better coordination of accessories with clothing and continual testing of non-apparel branded items.

                 QUALITY ASSURANCE. Currently, most of the clothing offered for sale at Chico's stores is manufactured abroad. The Company has diversified its manufacturing sources to a number of different countries but continually finds it necessary to address quality control. The Company has now developed a more focused system for inspection of clothing upon receipt in this country and has had some greater experience with vendors to identify those who provide the level of quality Chico's demands. Also, Chico's has been more careful to utilize each vendor to manufacture the merchandise that the vendor has the most experience making. The Company has in more recent years been expanding its use of domestic vendors, where possible, and it intends on continually exploring opportunities with vendors closer to its headquarters.

         PERSONALIZED SERVICE AND CUSTOMER ASSISTANCE. The Company has always considered personalized customer service one of the most important factors in determining its success. The Company intends, through training efforts, to make certain that Chico's sales associates offer assistance and advice on various aspects of their customers' fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits and suggestions on different ways in which to wear Chico's clothing and accessories. As part of its strategy to reinforce the casual aspects of Chico's clothing, Chico's sales associates are trained to demonstrate to customers creative ways to wear Chico's clothing. Dressing rooms are not equipped with mirrors, encouraging customers to come out of the dressing rooms in Chico's clothes so that store personnel can provide such assistance. The Company has not found it necessary to offer alteration services.

         Chico's sales associates are encouraged to know their regular customers' preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. The Company strongly encourages its sales associates to wear Chico's clothing and accessories in its stores at all times and to complement this it offers substantial employee discounts. To better serve the Chico's customer, sales associates are encouraged to become familiar with new styles and designs of clothing and accessories by trying on new merchandise.

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

         CUSTOMER LOYALTY. Chico's frequent buyer program, established in the early 90's and known as the "Passport Club", was designed to encourage repeat sales and customer loyalty. Features of the club include discounts, special promotions, invitations to private sales and personalized phone calls regarding new merchandise. In late 1994, the Company decided to limit the number of new members and to evaluate ways to restructure the program. During fiscal 1998 and fiscal 1999, the Company established a new database of customers that shop at Chico's using credit cards (approximately 77% of sales in fiscal 2000). In fiscal 1999, the Company performed an independent study of its existing Passport members (approximately 20,000 members were still active from this club which included over 40,000 members at its peak) and store managers to determine the most important features of the Club and to help assess feasibility of relaunching the Club.

         Based on this study and the past experiences of the Company with the Passport Club, the Company relaunched the Passport Club in mid-February of 1999 by mailing approximately 300,000 invitations to customers whose names were maintained in its credit card, guest book and Passport databases. The invitations included a temporary enrollment card and simply required a purchase by the customer to activate their preassigned temporary Passport Club membership number ("temporary member"). Once the customer spends $500, she becomes a permanent member of the club and entitled to a 5% discount on future purchases.

         Since the relaunch in early 1999, the Company has been very successful in increasing its database of "temporary" and "permanent" Passport members. As of March 31, 2000, the Company had over 110,000 permanent Passport members and over 350,000 "temporary" members which now account for approximately 45-49% and 25-31% of overall sales, respectively. Prior to the relaunch of the Passport Club, the permanent members accounted for approximately 10% of overall sales and the Company was unable to effectively track "temporary" members sales.

         The Company believes that permanent Passport members shop more frequently and spend more on the average transaction than non-permanent Passport members.

         With the more sophisticated database hardware and software the Company has acquired to manage the SKU-level data being recorded for the temporary (until she spends $500) and permanent Passport Club members, the Company believes it is better able to more sharply focus its marketing, design and merchandising efforts to better address and define the desires of its target customer.

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

         Sales associates are compensated with a base hourly wage but also have opportunities to earn substantial incentive compensation based on their individual sales. For the most part, these incentives are based upon the dollar amount of sales to individual customers, thereby encouraging sales of multiple items. In addition, the Company periodically sponsors sales-based contests for its Company-owned stores. Store managers receive base salaries and are eligible to earn various incentive bonuses tied to individual sales and storewide sales performance. District managers also have the opportunity to earn incentive compensation based upon the sales performance of stores in their districts, as well as the Company's overall sales performance.

         The Company offers its employees other recognition programs and the opportunity to participate in its stock option, stock purchase and 401(k) programs. Management believes that all these programs and policies offer Chico's sales associates and other employees opportunities to earn total compensation at levels generally above the average in the retail industry for comparable positions.

         Chico's emphasis where possible on a "promote from within" philosophy, combined with increases in the number of new Company-owned stores, provides opportunities for qualified employees to advance to higher positions in the Company.

         ADDITIONAL COMPANY-OWNED STORES. Management believes that the ability to open additional Company-owned Chico's stores will be a factor in the future success of the Company. After slowing the opening pace of new company stores in fiscal 1997, the Company opened a total of 14 new Company-owned stores, acquired one store from a franchise and closed six Company-owned stores in fiscal 1998. During fiscal 1999, the Company opened 22 new company stores and one new franchised store while closing two outlet stores. During fiscal 2000, the Company opened 40 new company stores and one new franchised store while closing three front-line stores. As of March 31, 2000, the Company has opened three of the 45 new Company-owned stores planned to be opened in fiscal 2001, a franchisee has opened one new franchised store, and the Company has signed leases for several new Chico's store locations. The Company also is currently engaged in negotiations for the leasing of additional sites.

         In general the Company intends to locate its new stores predominantly outside of Florida. In deciding whether to open a new store, the Company undertakes an extensive analysis which includes the following: identifying an appropriate geographic market; satisfying certain local demographic requirements; evaluating the location of the shopping area or mall and the site within the shopping area or mall; assessing proposed lease terms; and evaluating the sales volume necessary to achieve certain profitability criteria. Once the Company takes occupancy, it usually takes from three to five weeks to open a store. After opening, Chico's front-line stores have typically generated positive cash flow within the first year of operation (after allocation of a portion of home office administrative expense based on sales and after recovery of the Company's out-of-pocket cash expenses in opening the new store) and have typically had a nine month to eighteen month payback of all initial capital costs. However, there can be no assurance that new Chico's stores will achieve operating results similar to those achieved in the past.

         The Company plans to grow by opening additional Company-owned stores and the Company does not currently intend to increase the number of franchisees. The Company intends to continue providing full support for its franchise network and anticipates that one of its existing franchisees may be able to further meet the Company's criteria for opening additional stores in its limited territory. This franchisee opened one new franchised store in fiscal 1999, one in fiscal 2000 and one in fiscal 2001.


STORE LOCATIONS

         Chico's stores are situated, for the most part, either in tourist areas or in or near mid-to-larger sized markets. The Company's front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls which offer high traffic of Chico's target customers. The Company seeks to locate the Company-owned front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more mid-to-high end department stores as anchor tenants. Chico's Outlet stores are located in outlet centers.

         Chico's Company-owned, front-line stores average approximately 1,426 net selling square feet, while the Company-owned outlet stores average approximately 2,287 net selling square feet. In fiscal 1999 and fiscal 2000, the Company began a strategy of opening somewhat larger stores than it has opened in the past. Currently, the Company is seeking to open front-line stores with approximately 1,800-2,200 net selling square feet to accommodate its new markdown strategy and the expanded offerings of its current products. However, in locations where the Company has a desire to establish a store but where the optimum store size is unavailable, the Company often will lease a front-line store with as few as 1,200 net selling square feet or as many as 3,000 net selling square feet. If the volume of business at one of these smaller stores is sufficient, and there is no ability to expand the existing store, the Company may choose to open additional stores nearby, operating two or three Chico's stores in the same general shopping area.

         At March 31, 2000, there were 204 Chico's stores, of which 187 were Company-owned front-line Chico's stores, ten were franchised Chico's stores and seven were Chico's Outlet stores. Chico's stores are located in the following jurisdictions:

                                                        COMPANY-
                                   COMPANY                OWNED                 FRANCHISED
                                    OWNED             OUTLET STORES               STORES                TOTAL STORES
                             --------------------    --------------------    --------------------    ---------------------
Florida                              31                       2                       1                       34
California                           28                       1                      --                       29
Texas                                16                      --                      --                       16
New Jersey                           10                      --                      --                       10
Illinois                              8                       1                      --                       9
Ohio                                  8                      --                      --                       8
Connecticut                           7                      --                      --                       7
Minnesota                            --                      --                       7                       7
Virginia                              7                      --                      --                       7
New York                              6                      --                      --                       6
Michigan                              4                      --                       1                       5
Pennsylvania                          5                      --                      --                       5
South Carolina                        5                      --                      --                       5
Georgia                               4                      --                      --                       4
Maryland                              4                      --                      --                       4
Massachusetts                         4                      --                      --                       4
North Carolina                        4                      --                      --                       4
Tennessee                             3                       1                      --                       4
Washington                            4                      --                      --                       4
Colorado                              2                       1                      --                       3
Louisiana                             3                      --                      --                       3
New Mexico                            3                      --                      --                       3
Alabama                               1                       1                      --                       2
Arizona                               2                      --                      --                       2
District of Columbia                  2                      --                      --                       2
Indiana                               1                      --                       1                       2
Missouri                              2                      --                      --                       2
Rhode Island                          2                      --                      --                       2
Utah                                  2                      --                      --                       2
Kansas                                1                      --                      --                       1
Kentucky                              1                      --                      --                       1
Nebraska                              1                      --                      --                       1
Nevada                                1                      --                      --                       1
Oklahoma                              1                      --                      --                       1
Oregon                                1                      --                      --                       1
Vermont                               1                      --                      --                       1
Wisconsin                             1                      --                      --                       1
Wyoming                               1                      --                      --                       1
      ==========================================================================================================
                      TOTAL          187                      7                      10                      204
      ==========================================================================================================

         In a typical new front-line Chico's store, the Company's cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $150,000 to $425,000 (after taking into account landlord construction allowances and other concessions).

         Chico's utilizes teams of employees experienced in new store openings who are able to supervise final build-out and set up store interiors rapidly, including, where necessary, the flooring, furniture, fixturing, equipment and initial inventory displays. The use of in-house crews allows the Company to open a new store generally within three to five weeks after taking occupancy. Management believes that, as a result, the Company opens its new stores more rapidly and at less cost than many of its competitors. The Company has an arrangement whereby the final design and initial build-out of the space is handled by third-party architectural and contracting firms, with offices or affiliates throughout the country. Under this arrangement, Chico's in-house crews are still responsible for approving the final stages of the build-out and for setting up the store interiors.

         The following table sets forth information concerning changes in the number of Chico's Company-owned and franchise stores during the past five fiscal years:

                                                                       FEB.1
      NUMBER OF COMPANY-OWNED STORES                  1995             1997**         FY 1998        FY 1999        FY 2000
      ------------------------------                  ----             ------         -------        -------        -------
      Stores at beginning of year                      104              111              123            132           154
           Opened*                                      8                13               14             22            40
           Acquired from franchisees                    5                1                1              2             --
           Closed                                      (6)              (2)              (6)            (2)           (3)
                                                   ------------      -----------      -----------    -----------    ---------
      Stores at end of period                          111              123              132            154           191
                                                   ------------      -----------      -----------    -----------    ---------
      NUMBER OF FRANCHISE STORES:

      Stores at beginning of year                      17                12               10             9             8
           Opened*                                     --                --               --             1             1
           Sold to Company                             (5)              (1)              (1)            (2)            --
           Closed                                      --               (1)               --             --            --
                                                   ------------      -----------      -----------    -----------    ---------
      Stores at end of period                          12                10               9              8             9
                                                   ------------      -----------      -----------    -----------    ---------
      NUMBER OF TOTAL STORES:                          123              133              141            162           200
                                                   ============      ===========      ===========    ===========    =========

    * Does not include stores that opened as relocations of previously existing stores within the same general market area (approximately five miles) or substantial renovations of stores.

    ** Numbers of stores relate to a 13 month period which runs from January 1, 1996 through February 1, 1997.


OUTLET STORES

         As of April 3, 2000, the Company operated seven outlet stores under the name "Chico's." Chico's Outlet stores carry slower-selling items removed from front-line stores, remaining pieces of better-selling items replaced by new shipments of merchandise to front-line stores, returns of merchandise accepted from franchise stores under the Company's franchisee return policy and seconds of the Company's merchandise. Chico's Outlet stores act as a vehicle for marking down the prices on such merchandise while continuing to allow Chico's front-line stores to maintain a somewhat limited markdown policy. Prices at Chico's Outlet stores generally range from 30% to 70% below regular retail prices at Chico's front-line stores. Although service is also important at Chico's Outlet stores, there is somewhat less emphasis in the outlet stores on personalized customer service. Sales from the Company's outlet stores represented approximately 4.1% of the Company's net sales by Company-owned stores during fiscal 2000. Chico's Outlet stores have not been intended to be profit centers.

         Chico's Outlet stores are generally larger than front-line stores, averaging approximately 2,287 net selling square feet. The Company opened no new outlet stores in fiscal 2000 and only one outlet store in fiscal 1999, closed two outlet stores in fiscal 1999 and does not anticipate opening more than one or two outlet stores during fiscal 2001. The Company is reevaluating the extent to which it should continue to rely on an increase in the number of outlet stores as the basis for clearing out excess merchandise. In fiscal 1999 and fiscal 1998, the Company sold inventory with a cost of $500,000 to liquidators and during fiscal 1998 and fiscal 1997, the Company also conducted clearance sales near the Company's warehouse in Ft. Myers. These clearance sales generated approximately $690,000 and $1.4 million total sales in fiscal 1998 and fiscal 1997, respectively. The

Company did not operate a separate clearance sale in fiscal 2000 or fiscal 1999, but rather is clearing such goods through an expanded outlet store in Miromar, Florida. The Company is exploring various other options for clearing such merchandise in the future, including selling such items through its Internet site.


FRANCHISE STORES

         Currently, there are ten franchised Chico's stores operated by four owners, none of whom is otherwise affiliated with the Company. Each franchisee paid an initial franchise fee of between $5,000 and $75,000 per store and is not required to pay any continuing monthly royalty. Each franchisee has been provided an exclusive license at a specified location to operate a Chico's store and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of Chico's merchandise. The term of the franchise is generally ten years, renewable for additional ten-year periods if certain conditions pertaining to the renewal are met (including the payment of a renewal fee). Franchisees are required to operate their Chico's stores in compliance with the Company's methods, standards and specifications regarding such matters as store design, fixturing and furnishings, decor and signage, merchandise type and presentation, and customer service. The franchisee has full discretion to determine the prices to be charged to customers generally by changing or replacing any pre-ticketed price tags. Franchisees are required to purchase all Chico's brand clothing from Chico's and all accessories from Chico's or from suppliers approved by the Company. Currently, the merchandise offered by Chico's franchisees at their stores is purchased from the Company at prices equal to 48%-50% of suggested retail prices. In certain situations, franchise stores may carry other brands of clothing or accessories if such merchandise is approved by the Company. In such cases, franchisees may be required to pay to the Company a monthly royalty equal to 5% of gross sales of any approved merchandise not purchased from Chico's. In fiscal 2000, the Company's net sales to franchisees was approximately $2.5 million, or 1.6 % of total net sales.

         Some franchisees have entered into franchise territory development agreements with the Company, which grant to the franchisee the right to develop and own a specified number of Chico's stores within a specified period of time or which preclude the Company from opening Company or franchised stores without first giving the franchisees the right to open the proposed Chico's store within the respective limited territories granted to such franchisees. As of March 31, 2000, the franchisee holding franchise rights in Minnesota has the right to open additional Chico's stores, and one other franchisee has the right to preclude the Company from opening a Company or franchised store in the respective territory without first giving the franchisee the right to open the store. With respect to the franchise rights granted in Minnesota, the Company granted an exclusive right to develop Chico's stores and subfranchise within the state of Minnesota. Certain of these franchisees, including the Minnesota franchisee, may technically have the ability to open an unlimited number of additional stores within their respective limited territories. However, the Company believes that economic, logistic and other practical considerations effectively limit the number of additional stores that these franchisees may open in the future. The Company does not believe that these territory and right of first refusal rights will significantly limit the Company's ability to expand.

         The Company intends to continue supporting its existing franchise network. However, the Company does not intend at this time to pursue any new franchises or to enter into any additional franchise territory development agreements. In the past, the Company has acquired certain franchise stores that have been offered for sale to the Company. During fiscal 2000, the Company did not repurchase any of its franchise stores although it will consider additional purchases of franchise stores that may be offered to the Company from time to time in the future. In addition, the Company may terminate franchises where performance or circumstances so justify. Management expects that Chico's franchise stores will play an increasingly less important role in the Company's future sales and profitability.

         Beginning in February 2000, the Company is effectively offering franchisees an additional 2%-6% increase in their discount rate if they agree to modify their purchase agreements and reduce returns of merchandise to the Company. The Company believes this may reduce franchise sales and the gross margins related to these sales, but it should also reduce returns of older merchandise which the Company must liquidate at lower margins. The Company does not believe the change will have a material impact on its net income.

STORE OPERATIONS

         Chico's stores typically employ a manager, two assistant managers, and numerous sales associates who are either full-time or part-time employees. During the peak selling seasons, stores generally hire additional sales associates.

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

         The Company currently supervises store operations through its Vice President-Director of Stores, a National Sales Manager, three Regional Sales Managers, seventeen District Sales Managers and six Area Sales Managers. The National Sales Manager provides assistance to the Director of Stores in supervision of the Regional Sales Managers, while the Regional Sales Managers have direct supervision responsibility of the District and Area Sales Managers. Each District and Area Sales Manager supervises multiple store locations. Area Sales Managers are in training for District Sales Manager status and generally supervise less stores in a smaller territory. District and Area Sales Managers have primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, staffing, training and expense-control programs established by headquarters. Management is continually reviewing its supervisory structure with the intent of improving the performance of individual stores and store managers.


MANAGEMENT INFORMATION SYSTEMS

         The Company's current management information systems are based on an IBM AS400 and numerous Windows NT networks located at the home office in Ft. Myers, which provide a full range of retail, financial and merchandising information systems, including purchasing, inventory distribution and control, sales reporting, accounting, warehousing and merchandise management using Island Pacific, STS Marketworks and JDA's Arthur software products.

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

         During fiscal 2001, the Company intends to replace its in-house developed cash register systems with a cash register using the CRS Retail Systems software which is also used by many other retailers. It is anticipated this new register will improve customer service, reporting and overall functionality. The Company anticipates it will have several stores testing the new cash register systems in the second quarter of fiscal 2001, with a roll out to the rest of the Company-owned stores over the next twelve months.

         In fiscal 2001, the Company will be installing JDA's Arthur software system to help merchandise allocation and it will also be installing the Mozart system from Commercial Ware for Internet and mail order fulfillment systems.

         In fiscal 1999, the Company acquired sophisticated database marketing software from STS Systems, Inc. to keep track of its Passport Club purchases and to assist in analyzing merchandise selling within certain customer demographics. This system became fully operational in fiscal 2000.

         The Company is committed to an ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments.


MERCHANDISE DISTRIBUTION

         New merchandise is generally received several times per week at the Company's distribution center in Ft. Myers, Florida. Most of the merchandise arrives in this country via air or sea at Miami, Florida, and is transported via truck to Ft. Myers. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture. In fiscal 2000 and 1999, the Company found it necessary to rely more heavily on air shipments in order to keep its stores supplied with merchandise, thus impacting the cost of obtaining merchandise and the gross profit margins. As the Company addresses its merchandising challenges and works towards implementing stronger lines of communication and controls, it is likely that air shipments may still need to be relied upon. However, the plan is to improve the Company's scheduling and distribution systems so as to reduce the need to rely on air transportation to obtain merchandise.

         The Company's distribution center is automated, thus generally permitting turnaround time between distribution center receipt of merchandise and arrival at Chico's stores to average approximately 24 to 48 hours for its Florida stores and two days to a week for its other stores. In an attempt to ensure a steady flow of new merchandise, the Company ships merchandise continuously to its stores. The Company uses common carriers, such as United Parcel Service and Burlington Air, for most shipments to its stores.

         The Company has available and has allocated sufficient space in its headquarters facility and is acquiring the necessary systems to permit fulfillment of mail order and Internet sales directly from its distribution center.

         The capacity of the Company's distribution center should be sufficient, in the opinion of management, to service the Company's needs for at least two years of future growth. The Company is currently in its initial review stage of facilities planning to properly address distribution needs after two years.


MERCHANDISE DESIGN AND PRODUCT DEVELOPMENT

         The Company's private label clothing is developed through the coordinated efforts of the Company's planning, creative and product development departments. Style, pattern, color and fabric for individual items of the Company's private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to Chico's target customer. The Company's creative and product development departments report to Marvin and Helene Gralnick, the Company's founders, and are headed up by Karen M. Glass, Vice President-Product Development and Design and Janet C. Ydavoy, Director of Production, Sourcing and Quality Control. Patricia A. Murphy, the Company's Vice President-General Merchandise Manager, has the responsibility of overseeing and coordinating the buying, planning, quality control and distribution of merchandise.

         The creative and product development teams create the Company's in-house designs and design modifications. In addition to selecting distinctive patterns and colors, the Company's product development teams are particularly attentive to the design and specification of clothing style, construction, trim and fabric treatment. The Company believes this attention to design detail assists in distinguishing Chico's clothing and strengthening the customer's perception of quality and value.

         Although the Company develops merchandise for specific seasons, the product development efforts are a constant process which result in the continual introduction of new merchandise in the Company's front-line stores. This continual process supports the Company's merchandising and inventory strategy, and serves to reduce somewhat the Company's exposure to fashion risk.

         The Company has historically purchased most of its clothing and accessories from companies that manufacture such merchandise in foreign countries except for the "cut and sew" operations described below. The Company does business with all of its foreign vendors and importers in United States currency, often supported through letters of credit, particularly for newer vendors. Clothing manufacturers utilize the designs and specifications provided by the Company through its CAD programs. The Company generally does not purchase and supply the raw materials for it's clothing, leaving the responsibility for purchasing raw materials with the manufacturers. However, beginning in fiscal 1998, the Company has been buying specialized cloth and providing the cloth to domestic "cut and sew" manufacturers in the United States who are engaged by the Company to make the specified designs and styles. The Company anticipates it is likely to continue this practice in the future.

         Currently, the Company contracts with approximately 25 to 30 apparel vendors, 20 to 40 accessory vendors, several fabric suppliers and several "cut and sew" vendors. Over the past several years, there has been a significant shift from vendors in Turkey and Guatemala to vendors in Hong Kong, China and Peru. However, because of certain perceived higher sourcing costs that can be associated with the Company's vendors in the Far East and certain other long term uncertainties presented by such vendor relationships, the Company intends to continue to redirect a portion of its sourcing activities towards new vendors in the United States, Mexico and possibly other areas.

         In fiscal 2000, United States sources (including the cost of fabric and "cut and sew" vendors) accounted for approximately 44% of the Company's purchases, Hong Kong/China sources accounted for approximately 26% of the Company's purchases, Turkey sources accounted for approximately 11% of overall purchases, and India accounted for approximately 8% of overall purchases, while Indonesia, Japan, Mexico and Peru sources, in the aggregate, amounted to under 9% of overall purchases. In fiscal 2001, the Company expects sourcing from Hong Kong/China to remain at a similar percentage. Purchases from vendors in Mexico and other countries in Central America are expected to increase to 10-12% of total purchases, while vendors in Turkey can be expected to continue to provide approximately 10-15% of total purchases. Purchases from vendors in India are likely to grow above their current amounts. United States vendors were utilized more heavily in fiscal 2000 and it is expected this may grow again in fiscal 2001.

         From time to time, the Company has experienced certain difficulties with the quality and timeliness of delivery of merchandise manufactured overseas. Although the Company has been sensitive to quality control and has taken certain steps to better control the quality of merchandise secured from foreign vendors, there can be no assurance that the Company will not experience problems in the future with matters such as quality or timeliness of delivery. If political instability, economic instability, natural disasters or other factors in a foreign country in which merchandise is produced for the Company disrupt, curtail or otherwise impact overseas production, or curtail delivery of such merchandise to the United States, the Company's operations could be materially and adversely affected.

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


IMPORTS AND IMPORT RESTRICTIONS

         Although Chico's has shifted a significant portion of its manufacturing of clothing to United States manufacturers, a majority of Chico's clothing and accessories are still manufactured outside of the United States. As a result, the Company's business remains subject to the various risks of doing business abroad and to the imposition of United States customs duties. In the ordinary course of its business, the Company may from time to time be subject to claims by the United States Custom Service for tariffs, duties and other charges.

         Imports from Turkey, Hong Kong, China and Peru currently all receive the preferential tariff treatment that is accorded goods from countries qualifying for normal trade relations status ("NTR"), formerly known as most favored nation status. If the NTR status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of NTR treatment or subject to retaliatory tariffs, it would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in NTR status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries. Although Chico's expects NTR status to continue for the countries where its principal vendors are located, the Company cannot predict whether the US Government will act to remove NTR status for any of the countries or impose an overall increase in duties on foreign made goods. In particular, the NTR status for China is currently subject to a yearly review and its status as such has been the subject of some debate. Although the President supports renewal of China's NTR status (and has even supported legislation that would make it permanent rather than subject to yearly renewal), recent questions concerning China's misappropriation of military proprietary information could very well result in an increased pressure to not renew China's NTR status. Also, in July 1997, Hong Kong changed from its former status as a British colony to become the subject of Chinese sovereignty. Although for trade purposes the United States has continued to treat Hong Kong as a separate territory, and it has continued to negotiate directly with Hong Kong while at the same time it has continued its NTR trade status, there can be no assurance that Hong Kong's shift to Chinese sovereignty will not have an impact on the Company's sourcing activities, particularly if the Company continues significant sourcing from Hong Kong.

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

         As of April 3, 2000, of the countries where the Company's existing or planned key vendors have manufacturing operations or suppliers, none was a priority foreign country. Turkey, India, Peru and Indonesia were on the priority watch list and Mexico was on the secondary watch list.

         In addition, the Clinton Administration has revived Super 301 (an even more powerful portion of Special 301). Super 301 requires the administration to identify and investigate annually foreign trade practices that do the most harm in blocking U.S. exports. This identification is intended to be followed by negotiations backed with the threat of sanctions. As of April 3, 2000, none of the countries where the Company's existing or planned key vendors have manufacturing operations has been cited under Super 301.

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

         The GSP expired by its terms on June 30, 1999. Although the USTR has expressed support for extension of the GSP program and a bill extending the GSP program through 2004 has been introduced in Congress, the likelihood of this extension is uncertain. As introduced, the bill extending the GSP would make the extension retroactive to June 30, 1999.

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


ADVERTISING AND PROMOTION

         Chico's historically has not allocated significant resources to mass media advertising other than direct mail. Chico's has preferred instead to attract customers through its direct mail programs (which began in fiscal 1998), word-of-mouth advertising, its general reputation, its relaunched Passport Club and the visual appeal of its stores and window presentations of its merchandise. Chico's sales associates promote this often by making personal telephone calls to existing customers informing them about new merchandise. Over the past several years and particularly in fiscal 1999 and 2000, the Company increased its use of brochures and other merchandise image pieces mailed to customers and made available at Chico's stores. In addition, in the fourth quarter of fiscal 2000, the Company began a national magazine advertising campaign in approximately eight magazines. The Company intends on continuing to use and expand its national magazine advertising and its use of direct mail through its Passport customers, as well as, identifying "prospect" customers. During fiscal 2000, the Company expanded its efforts in this area and the cost associated with this marketing increased to $3.5 million dollars from $1.7 million in fiscal 1999.

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


COMPETITION

         The women's retail apparel business is highly competitive and has become even more competitive in the past several years. Chico's stores compete with a broad range of national and regional retail chains, including other women's apparel stores, department stores and specialty stores, as well as local retailers in the areas served by individual Chico's stores, all of which sell merchandise generally similar to that offered in Chico's stores. Even discount department stores have begun to carry merchandise which is designed to compete for the consumers that historically have been the Company's target customer. Although management believes that there is limited direct competition for Chico's merchandise largely because of the distinctive nature of Chico's stores and merchandise, the retailers that are believed to most directly compete with Chico's stores in many of the same local market areas are the mid-to-high end department stores including Nordstrom's, Dillards, Neiman-Marcus and Saks Fifth Avenue and specialty stores which include The Gap, Talbots, The Limited and Banana Republic as well as local boutique retailers in the areas served by individual Chico's stores. The number of competitors and the level of competition facing Chico's stores varies by the specific local market area served by individual Chico's stores.

         The Company believes that the distinctive designs of Chico's casual clothing and accessories which provide good value, their exclusive availability at Chico's stores, the Company's emphasis on personalized service and customer assistance, and the locations of its stores are the principal means by which the Company competes. The Company's performance is impacted by the fact that many of the Company's competitors are significantly larger and have substantially greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than does the Company. It should also be noted that while the Company believes it also competes effectively for favorable site locations and lease terms, competition is intense for prime locations within upscale shopping districts and high-end malls, and women's apparel stores have tended to over saturate these prime locations.


EMPLOYEES

         As of January 29, 2000, the Company employed approximately 1,835 persons, approximately 48% of whom were full-time employees and approximately 52% of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, 90% of the Company's employees worked in Chico's stores, Chico's Outlet stores and in direct field supervision, 3% worked in the distribution center and 7% worked in corporate headquarters and support functions.

         The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company contributes part of the cost of medical and life insurance coverage for eligible employees and also maintains a 401K, stock option plan and stock purchase plan. All employees also receive substantial discounts on Company merchandise. The Company considers relations with its employees to be good.


TRADEMARKS AND SERVICE MARKS

         The Company is the owner in the United States of the trademarks "CHICO'S", "Passport" and "MAPS", each of which is registered with the United States Patent and Trademark Office. Each of the registrations has a term of 10 years (expiring in 2009, 2010 and 2009, respectively) and is renewable indefinitely if the mark is still in use at the time of renewal. The Company has also applied for trademarks in the United States on its "Goddess" collections, and in Canada for all of its marks. In the opinion of management, the Company's rights in the marks are important to the Company's business. This is particularly the case for the "CHICO'S" and "Passport" marks because these marks are well known by Chico's customers. Accordingly, the Company intends to maintain its marks and the related registrations. The Company is not aware of any claims of infringement or other challenges to the Company's right to use its marks in the United States.


ITEM 2. PROPERTIES.

STORES

        Chico's stores are located throughout the United States, with a significant concentration in Florida, California and the northeast United States.

        As a matter of policy, the Company prefers to lease its stores and all of the Chico's and Chico's Outlet stores currently operated by the Company are leased. Lease terms typically range from three to ten years and approximately 40% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. Almost 80% of the leases have percentage rent clauses which require the payment of additional rent based on the store's net sales in excess of a certain threshold.

        The following table, which covers all of the 194 Company-owned stores existing as of March 31, 2000, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

                                                    LEASES EXPIRING EACH YEAR             LEASES EXPIRING EACH YEAR
                    FISCAL YEAR                     IF NO RENEWALS EXERCISED              IF ALL RENEWALS EXERCISED
        ------------------------------------- -------------------------------------- -------------------------------------
             2001................                              11                                      8
             2002................                              24                                     10
             2003................                              22                                     13
             2004 AND AFTER......                             137                                    163


DISTRIBUTION CENTER AND HEADQUARTERS

         The Company's World Headquarters, which is located on approximately 27 acres in Ft. Myers, Florida, was completed and opened in September 1994 and consists of a distribution center, and corporate and administrative headquarters. The combined facilities comprise approximately 115,000 square feet, consisting of approximately 85,000 square feet for distribution and approximately 35,000 square feet for administrative and design offices. In
December 1999 the Company closed its woodshop, outsourced the fixture production and reallocated the space for distribution activities.

         The construction cost of the combined corporate headquarters, distribution center and woodshop facility was approximately $9.6 million, which includes the $1.3 million purchase price for the land. Further, the Company spent approximately $1.6 million for distribution center equipment, software and furnishings. Currently, the Company's World Headquarters secures a $5.2 million mortgage loan which matures in 2003.

         In the opinion of management, the existing headquarters facility should provide sufficient warehouse capacity to service the Company's needs for its basic retail operations for at least two years of future growth. Regarding the corporate and administrative offices, the Company has engaged a general contractor and has begun construction on a 32,000 square foot addition to its existing corporate and administrative offices. It is anticipated that the additional office facilities will be completed in early 2001 at a cost of approximately $5 million.


ITEM 3.           LEGAL PROCEEDINGS.

         Chico's is not a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business, which the Company believes should not have a material adverse effect on its financial condition or results of operations.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.


ITEM A.           EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth certain information regarding the
Company's existing executive officers:
                                                 YEARS WITH
                 NAME                AGE          COMPANY                                POSITIONS
                 ----                ---          -------                                ---------
        Marvin J. Gralnick          65               16           Chief  Executive  Officer,  President,  Chairman of the
                                                                  Board and Director

        Helene B. Gralnick          52               16           Senior Vice President-Design and Concept and Director

        Charles J. Kleman           49               11           Executive  Vice   President-Finance,   Chief  Financial
                                                                  Officer, Secretary/Treasurer and Director

        Scott A. Edmonds            42               6            Chief Operating Officer and Assistant Secretary

        Mori C. MacKenzie           49               4            Vice President-Director of Stores

        Patricia A. Murphy          56               2            Vice President-General Merchandise Manager

        Karen M. Glass              44               7            Vice President-Product Development and Design

         Marvin J. Gralnick, together with his wife, Helene B. Gralnick, founded Chico's in December 1983. He served the Company as its Chief Executive Officer until September 1, 1993, at which time Jeffrey J. Zwick succeeded Mr. Gralnick in this position. In connection with the November 7, 1994 resignation of Jeffrey
J. Zwick as Chief Executive Officer, President and a director of the Company, Mr. Gralnick and Ms. Gralnick returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In February 1995, Mr. Gralnick re-assumed the role of Chief Executive Officer and in March 1997 re-assumed the position of President following the departure of Melissa Payner. In addition, Mr. Gralnick continues to serve as Chairman of the Board and as a director. Mr. Gralnick served as President from the Company's founding until 1990 when he became Chairman of the Board and was given the official title of Chief Executive Officer. Mr. and Ms. Gralnick's vision and creative talents led the development and evolution of the Company's philosophy and the design and feel of Chico's merchandise and Chico's stores through September 1, 1993 and since November 1994 have been leading the Company in this regard.

         Helene B. Gralnick was a co-founder of Chico's, together with her husband, Marvin J. Gralnick, and has served the Company in various senior executive capacities throughout its history. She was first elected Vice President/Secretary in 1983. Ms. Gralnick was elected as Senior Vice President-Merchandise Concept in 1992. In September 1993, Ms. Gralnick stepped down from all officer positions with the Company. In connection with the November 7, 1994 resignation of Jeffrey J. Zwick as Chief Executive Officer, President and a director of the Company, Ms. Gralnick, together with Mr. Gralnick, returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In February 1995, Ms. Gralnick was elected as Senior Vice President-Design and Concept. In addition, she continues to serve as a director of the Company.

         Charles J. Kleman has been employed by Chico's since January 1989, when he was hired as the Company's Controller. In 1991, he was elected as Vice President/Assistant Secretary. In 1992, Mr. Kleman was designated as the Company's Chief Financial Officer. On September 1, 1993, he was elected to the additional position of Secretary/Treasurer, served as Senior Vice President-Finance from January 1, 1996 through November 1996 and effective December 3, 1996, was promoted to the position of Executive Vice President-Finance. Prior to joining Chico's, Mr. Kleman was an independent accounting consultant in 1988, and from 1986 to 1988 Mr. Kleman was employed by Electronic Monitoring & Controls, Inc., a manufacturer and distributor of energy management systems, as its Vice President/Controller. Prior to 1986, Mr. Kleman was employed by various independent certified public accounting firms, spending over four years of that time with Arthur Andersen & Co. Mr. Kleman is responsible for accounting, financial reporting, management information systems, investor relations and overall management of the distribution center.

         Scott A. Edmonds has been employed by Chico's since September 1993, when he was hired as Operations Manager. In February 1994, he was elected to the position of Vice President-Operations and effective January 1, 1996 he was promoted to the position of Senior Vice President-Operations. In February 2000, Mr. Edmonds was promoted to Chief Operating Officer. Mr. Edmonds is responsible for human resources, store development and operations, store leasing and maintenance, franchise operations, and management of the general headquarters activities. From March 1985 until September 1993, he was President/General Manager of the Ft. Myers branch of Ferguson Enterprises, Inc., an electric and plumbing wholesaler.

         Mori C. MacKenzie has been with the Company since October 1995, when she was hired as the Director of Stores. In June 1999, she was elected Vice President-Director of Stores. Ms. MacKenzie is responsible for store and field operations management, hiring and training. From January 1995 until October 1995, Ms. MacKenzie was the Vice President of Store Operations for Canadians Corporation. From August 1994 until December 1994, she was the Vice President of Store Development for Goody's Family Clothing. From April 1992 until August 1994, Ms. MacKenzie was the Vice President of Stores for United Retail Group ("URG") and from August 1991 until August 1992 she was employed by Conston Corporation, a predecessor of URG. In addition, Ms. MacKenzie was Vice President-Stores for Park Lane from November 1987 until July 1991, and was Regional Director of Stores for the Limited, Inc. from June 1976 until October 1987.

         Patricia A. Murphy has been with the Company since September 1997, when she was hired as the Senior Merchant. In April 1998, she was promoted to the position of General Merchandise Manager, and in June 1999, she was elected Vice President-General Merchandise Manager. Ms. Murphy is principally responsible for the buying, planning and distribution activities associated with procurement of merchandise. From February 1987 until September 1997, Ms. Murphy was Vice President of Merchandising and Director of Fashion for Doncaster and from October 1985 until February 1987 was Merchandiser and National Sales Manager for Caribou Sportswear. From 1981 until 1985, she held various positions including Divisional Merchandise Manager and Director of Fashion Coordination for Lane Bryant, a division of the Limited.

         Karen M. Glass has been with the Company since January 1993 when she was hired as the Manager of Quality Control in the Company's Istanbul, Turkey office which was closed in 1995. In 1995, she moved to the United States and was promoted to Director of Production. In June 1999, she was elected Vice President-Product Development and Design. From 1979-1991, she was involved in design and production of sportswear lines for several New York and Ohio-based companies in the sportswear industry.

         Marvin J. Gralnick and Helene B. Gralnick are husband and wife. None of the other executive officers or directors are related to one another.

         There are no arrangements or understandings pursuant to which any officer was elected to office. Executive officers are elected by and serve at the discretion of the Board of Directors.


                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the Nasdaq National Market System. The high and low prices per share, as adjusted for the stock split payable on January 14, 2000, of the Company's Common Stock for each quarterly period since the Company's initial public offering are set forth in the Company's 2000 Annual Report to Stockholders and are incorporated herein by reference.

         On March 31, 2000, the last reported sale price of the Common Stock on the Nasdaq National Market System was $16 61/64 per share.

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

        The approximate number of equity security holders of the Company is as follows:

                                                      Number of Record Holders
                  Title of Class                        as of March 31, 2000
                  --------------                        --------------------

        Common Stock, par value $.01 per share                  417


ITEM 6.  SELECTED FINANCIAL DATA.

         Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced elsewhere and incorporated in this Annual Report on Form 10-K.

                                                                                 PRO FORMA
                                                                 ONE MONTH      FISCAL YEAR
                                                FISCAL YEAR        PERIOD          ENDED
                                                    ENDED          ENDED        (UNAUDITED)
                                                -------------- -------------- ---------------- -------------
                                                DECEMBER 31,    JANUARY 28,     JANUARY 28,    FEBRUARY 1,
                                                    1995         1996 (1)        1996 (1)        1997 (1)
                                                 (52 WEEKS)      (4 WEEKS)      (52 WEEKS)      (53 WEEKS)
                                                -------------------------------------------------------------
                                                 (In thousands, except per share and selected operating)

OPERATING STATEMENT DATA:
Net sales by company stores                        $ 57,636       $  3,619       $ 58,091       $ 62,318
Net sales to franchisees (2)                          2,707            128          2,672          1,755
                                                  ---------      ---------      ---------      ---------
       Net sales                                     60,343          3,747         60,763         64,073
Cost of goods sold (3)                               26,115          1,913         26,484         26,713
                                                  ---------      ---------      ---------      ---------
       Gross profit                                  34,228          1,834         34,279         37,360
General, administrative and
  store operating expenses                           30,743          2,358         30,842         33,738
                                                  ---------      ---------      ---------      ---------
Income (loss) from operations                         3,485           (524)         3,437          3,622
Interest income (expense), net                         (621)           (39)          (620)          (404)
                                                  ---------      ---------      ---------      ---------
       Income (loss) before taxes                     2,864           (563)         2,817          3,218
Provision for income taxes                            1,160           (225)         1,141          1,287
                                                  ---------      ---------      ---------      ---------

       Net income (loss)                           $  1,704      $    (338)     $   1,676       $  1,931
                                                  =========      =========      =========      =========

Basic net income (loss) per share (4)             $     .11      $    (.02)     $     .11       $    .12
                                                  =========      =========      =========      =========

Diluted net income (loss) per share (4)           $     .11      $    (.02)     $     .10       $    .12
                                                  =========      =========      =========      =========

Weighted average shares
  outstanding-diluted (4)                            15,676         15,554         15,672         15,952
                                                  =========      =========      =========      =========

                                                              FISCAL YEAR ENDED
                                                  -------------- --------------- ------------
                                                   JANUARY 31,    JANUARY 30,    JANUARY 29,
                                                      1998            1999          2000
                                                   (52 WEEKS)      (52 WEEKS)    (52 WEEKS)
                                                  -------------------------------------------
                                             (In thousands, except per share and selected operating)

OPERATING STATEMENT DATA:
Net sales by company stores                         $ 73,597        $104,981       $152,473
Net sales to franchisees (2)                           1,742           1,761          2,529
                                                   ---------       ---------      ---------
       Net sales                                      75,339         106,742        155,002
Cost of goods sold (3)                                33,240          44,197         64,950
                                                   ---------       ---------      ---------
       Gross profit                                   42,099          62,545         90,052
General, administrative and
  store operating expenses                            37,185          47,411         65,246
                                                   ---------       ---------      ---------
Income (loss) from operations                          4,914          15,134         24,806
Interest income (expense), net
                                                        (372)           (151)           177
                                                    --------        --------       ---------
       Income (loss) before taxes                      4,542          14,983         24,983
Provision for income taxes                             1,772           5,844          9,494
                                                   ---------       ---------      ---------

       Net income (loss)                            $  2,770        $  9,139       $ 15,489
                                                   =========       =========      =========

Basic net income (loss) per share (4)              $     .18       $     .56       $    .91
                                                   ==========      ==========     =========


Diluted net income (loss) per share (4)            $     .17       $     .54      $     .88
                                                   =========       ==========     =========


Weighted average shares                               16,066          17,060         17,681
  outstanding-diluted (4)                          =========       =========      =========

                                                                        PRO FORMA
                                                          ONE MONTH    FISCAL YEAR
                                          FISCAL YEAR      PERIOD         ENDED
                                             ENDED          ENDED      (UNAUDITED)
                                          ------------- -------------- ------------- -------------
                                          DECEMBER 31,   JANUARY 28,   JANUARY 28,   FEBRUARY 1,
                                              1995        1996 (1)       1996 (1)      1997 (1)
                                           (52 WEEKS)     (4 WEEKS)     (52 WEEKS)    (53 WEEKS)
                                          ------------- -------------- ------------- -------------

SELECTED OPERATING DATA:
Company stores at period end (5)                111           111            111           123
Franchise stores at period end (5)               12            12             12            10
                                          ---------     ---------      ---------     ---------
Total stores at period end (5)                  123           123            123           133
                                           ========      ========       ========      ========

Average net sales per net selling
     store (in thousands) (6)                $ 527            N/A          $ 537         $ 523

Average net sales per net selling
     square foot at company
     stores (6)                               $ 413           N/A          $ 405         $ 396

Percentage increase (decrease) in
     comparable company store
     net sales                                (10.4)%         1.4%         (10.1)%        (1.3)%

BALANCE SHEET DATA (at year end):

     Total assets                          $ 27,009           N/A       $ 27,681       $31,248
     Stockholders' Equity                    15,959           N/A         15,621        18,021
     Debt and lease obligations, less
          current maturities                  5,896           N/A          7,131         7,008
Working capital                              $4,536           N/A         $5,419        $6,585



                                               FISCAL YEAR ENDED
                                           -------------- ------------- ------------
                                            JANUARY 31,   JANUARY 30,   JANUARY 29,
                                               1998           1999         2000
                                            (52 WEEKS)     (52 WEEKS)   (52 WEEKS)
                                           -------------- ------------- ------------

SELECTED OPERATING DATA:
Company stores at period end (5)                  132           154           191
Franchise stores at period end (5)                  9             8              9
                                           ----------    ----------     ----------
Total stores at period end (5)                    141           162           200
                                             ========      ========      ========

Average net sales per net selling
     store (in thousands) (6)                  $ 578           $ 745        $ 904

Average net sales per net selling
     square foot at company
     stores (6)                                 $ 449         $ 574         $ 675

Percentage increase (decrease) in
     comparable company store
     net sales                                   10.7%         30.3%         23.3%

BALANCE SHEET DATA (at year end):

     Total assets                             $34,472       $49,000       $70,316
     Stockholders' Equity                      21,456        34,303        52,641
     Debt and lease obligations, less
          current maturities                    6,703         6,713         6,839
Working capital                               $ 8,970       $19,852       $26,389

(1) In December 1996, the Company elected to change its fiscal year end, effective January 29, 1996, from a 52/53 week fiscal year, ending on the Sunday closest to December 31st to a 52/53 week fiscal year ending on the Saturday closest to January 31st. The selected financial data presents financial results for, among other periods, the short one month transition period in January 1996, and for a pro forma fiscal year ending January 28, 1996.

(2)      Includes franchisee fees of under $10,000 in certain fiscal years.

(3) Cost of goods sold includes distribution and design costs, but does not include occupancy cost.

(4) Restated to give retroactive effect for the 2 for 1 stock split payable in January 2000.

(5) For information concerning stores opened, acquired, sold and closed, see "Business - Store Locations."

(6) Average net sales per company store and average net sales per net selling square foot of company stores are based on net sales of stores that have been operated by the Company for the full year. For fiscal 1997, average net sales per Company store and average net sales per selling square foot of Company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         A discussion and analysis of the financial condition and results of operations for the specified fiscal periods through January 29, 2000 is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The information required by this Item is set forth under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements and supplementary financial information is set forth under the heading "Financial Statements" in the financial information portion of the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOURE.

         None.


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Information about directors and nominees for director of the Company in the Company's 2000 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A. of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

         Information about executive compensation in the Company's 2000 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT.

         The information required by this Item is included in the Company's 2000 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is included in the Company's 2000 Annual Meeting proxy statement and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) The following financial statements of Chico's FAS, Inc. and the report thereon of Arthur Andersen LLP dated February 25, 2000, which is included in the Company's Annual Report to Stockholders for the fiscal year ended January 29, 2000, are incorporated herein by reference.

                   - Report of Independent Certified Public Accountants.

                   - Statements of Income for the fiscal years ended January 29,
                     2000, January 30, 1999 and January 31, 1998.

                   - Balance Sheets, January 29, 2000 and January 30, 1999.

                   - Statements of Stockholder's Equity for the fiscal years
                     ended January 29, 2000, January 30, 1999, and January 31, 1998.

                   - Statements of Cash Flows for the fiscal years ended January
                     29, 2000, January 30, 1999, and January 31, 1998.

                   - Notes to Financial Statements.

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

    3.3* Amended and Restated By-laws (Filed as Exhibit 3.5 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    4.1* Amended and Restated Articles of Incorporation (Filed as Exhibit 3.3 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    4.2* Amended and Restated Bylaws (Filed as Exhibit 3.5 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    4.3* Form of Common Stock Certificate (Filed as Exhibit 4.5 to the Company's Registration Statement on Form S-1 (File No. 33-58134) filed with the Commission on February 10, 1993, as amended)

    10.1* Employment Agreement for Marvin J. Gralnick (Filed as Exhibit 10.1 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.2* Employment Agreement for Helene B. Gralnick (Filed as Exhibit 10.1 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.3* Employment Agreement for Charles J. Kleman (Filed as Exhibit 10.6.5 to the Company's Form10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    10.4* Employment Agreement for Scott A. Edmonds (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.5* Employment Agreement for Mori C. MacKenzie (Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

    10.6* 1992 Stock Option Plan (Filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.7* First Amendment to 1992 Stock Option Plan (Filed as Exhibit 10.13 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

    10.8* 1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

    10.9* First Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company's Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

    10.10* 1993 Employee Stock Purchase Plan (Filed as Exhibit 10.8 to the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

    10.11* 1993 Employee Stock Purchase Plan, as amended and restated October 9, 1998 (Filed as Exhibit 10.11 to the Company's Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

    10.12   Third Amendment to Chico's FAS, Inc. 1993 Employee Stock Purchase
            Plan

    10.13   Fourth Amendment to Chico's FAS, Inc. 1993 Employee Stock Purchase
            Plan

    10.14* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.14 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

    10.15* Form of Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc. and Verna K. Gibson (Filed as Exhibit 10.51 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.16* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.17* Nonemployee Director's Stock Option Agreement by and between Chico's FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1996, as filed with the Commission on August 13, 1996)

    10.18*  Indemnification Agreement with Marvin J. Gralnick (Filed as Exhibit
            10.9.1 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.19*  Indemnification Agreement with Helene B. Gralnick (Filed as Exhibit
            10.9.2 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.20*  Indemnification Agreement with Charles J. Kleman (Filed as Exhibit
            10.9.5 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.21*  Indemnification Agreement with Verna K. Gibson (Filed as Exhibit
            10.9.6 to the Company's Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

    10.22*  Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit
            10.2 to the Company's Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

    10.23* Sample Form of Franchise Agreement (Filed as Exhibit 10.13 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.24*  Sample Form of Territory Development Agreement (Filed as Exhibit
            10.14 to the Company's Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.25* Sample Form of Purchase Agreement (Filed as Exhibit 10.15 to the Company's Registration Statement on Form S-I (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

    10.26* Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated October 13, 1993 by and between Chico's FAS, Inc, and NationsBank of Florida, National Association (Filed as Exhibit
            10.38 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

    10.27* Consolidated Amendment to Loan Documents dated as of October 13, 1993, by and between Chico's FAS, Inc., and NationsBank of Florida, National Association (Filed as Exhibit 10.39 to the Company's Registration Statement on Form S-1 (File No. 33-70620) as filed with the Commission on October 21, 1993, as amended)

    10.28* First Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated December 20, 1993 by and between Chico's FAS, Inc. and NationsBank of Florida, National Association (Filed as Exhibit 10.43 to the Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1,
            1994)

    10.29* Second Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated June 14, 1994 by and between Chico's FAS, Inc., and NationsBank of Florida, National Association (Filed as Exhibit 10.48 to the Company's Form 10-Q for the quarter ended October 2, 1994, as filed with the Commission on November 15,
            1994)

    10.30* Third Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated December 9, 1994 by and between Chico's FAS, Inc., and NationsBank of Florida, National Association (Filed as Exhibit 10.49 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1,
            1995)

    10.31* Fourth Amendment to Amended and Restated Revolving Line of Credit and Reimbursement Agreement dated February 14, 1995 by and between Chico's FAS, Inc., and NationsBank of Florida,

            National Association (Filed as Exhibit 10.50 to the Company's Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

    10.32* Second Amended and Restated Credit Agreement dated September 28, 1995 by and between Chico's FAS, Inc. and NationsBank of Florida, National Association (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

    10.33* Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N. A. (Filed as Exhibit 10.57 to the Company's Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996)

    10.34* First Amendment to Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N. A. (Filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended September 29, 1996, as filed with the Commission on November 12,
            1996)

    10.35* Second Amendment to Third Amended and Restated Credit Agreement by and between Chico's FAS, Inc. and NationsBank (South), N. A. (Filed as Exhibit 10.49 to the Company's Form 10-K for the year ended January 31, 1998, as filed with the Commission on April 27, 1998)

    10.36* Third Amendment to Third Amended and Restated Credit Agreement dated December 8, 1998 by and between Chico's FAS, Inc. and NationsBank (South), N.A. (Filed as Exhibit 10.35 to the Company's Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

    10.37* Loan Agreement dated January 4, 1996 by and between Chico's FAS, Inc. and Founders National Trust Bank (Filed as Exhibit 10.58 to the Company's Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996)

    10.38* Amendment to Loan Agreement dated December 8, 1998 by and between Chico's FAS, Inc. and NationsBank (South), N.A. (Filed as Exhibit
            10.37 to the Company's Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

    10.39* Amendment and Restatement of the Chico's FAS, Inc. Profit Sharing Plan (Filed as Exhibit 10.47 to the Company's Form 10-Q for the quarter ended April 3, 1994, as filed with the Commission on May 9,
            1994)

    10.40* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna K. Gibson dated May 13, 1997 (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the Commission on September 5, 1997)

    10.41* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Ross E. Roeder dated June 17, 1997 (Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the Commission on September 5, 1997)

    10.42* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and John W. Burden dated June 17, 1997 (Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the Commission on September 5, 1997)

    10.43* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna K. Gibson dated June 17. 1997 (Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended August 2, 1997, as filed with the Commission on September 5, 1997)

    10.44* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Ross E. Roeder dated February 10, 1998 (Filed as Exhibit 10.60 to the Company's Form 10-K for the year ended January 31, 1998, as filed with the Commission on April 27, 1998)

    10.45* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and John W. Burden dated February 10, 1998 (Filed as Exhibit 10.61 to the Company's Form 10-K for the year ended January 31, 1998, as filed with the Commission on April 27, 1998)

    10.46* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna K. Gibson dated February 10, 1998 (Filed as Exhibit 10.62 to the Company's Form 10-K for the year ended January 31, 1998, as filed with the Commission on April 27, 1998)

    10.47* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Ross E. Roeder dated June 9, 1998 (Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 1, 1998, as filed with the Commission on September 2, 1998)

    10.48* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and John W. Burden dated June 9, 1998 (Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended August 1, 1998, as filed with the Commission on September 2, 1998)

    10.49* Nonemployee Stock Option Agreement by and between Chico's FAS, Inc. and Verna K. Gibson dated June 9, 1998 (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 1, 1998, as filed with the Commission on September 2, 1998)

    10.50* Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company's Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

    10.51 First Amendment to Chico's FAS, Inc. Non-Employee Directors Stock Option Plan

    13      Annual Report to Stockholders

    22      Subsidiaries of Company

    23      Consent to use of Report of Independent Certified Public Accountants

    27      Financial Data Schedule

           (b) Reports on Form 8-K


         The company did not file any reports on Form 8-K during the fifty-two weeks ended January 29, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CHICO'S FAS, INC.

By:  /s/ Marvin J. Gralnick                                                             April 25, 2000
     ----------------------                                                             -----------------
         MARVIN J. GRALNICK, Chief Executive Officer                                    Date
                            and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ Marvin J. Gralnick                                                            April 25, 2000
      ----------------------
                                                                                        -----------------
         MARVIN J. GRALNICK, Chief Executive Officer,                                   Date
             President, Director
             (principal executive officer)


      /s/ Charles J. Kleman                                                             April 25, 2000
      ------------------------------------------------------------------                -----------------
         CHARLES J. KLEMAN, Chief Financial Officer,                                    Date
             Director
             (principal financial and accounting officer)


      /s/ Helene B. Gralnick                                                            April 25, 2000
      ------------------------------------------------------------------                -----------------
         HELENE B. GRALNICK, Senior Vice President -                                    Date
             Design and Concept and Director



      /s/ Verna K. Gibson                                                               April 25, 2000
      ------------------------------------------------------------------                -----------------
         VERNA K. GIBSON, Director                                                      Date



      /s/ John W. Burden                                                                April 25, 2000
      ------------------------------------------------------------------                -----------------
              JOHN W. BURDEN, Director                                                  Date



      /s/ Ross E. Roeder                                                                April 25, 2000
      ------------------------------------------------------------------                -----------------
              ROSS E. ROEDER, Director                                                  Date

                                       28