Form 10-Q
period 2000-04-29
CHICOS FAS INC
filed 2000-06-06
CIK 897429

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT


     For the Quarter Ended:                          Commission File Number:
        April 29, 2000                                      0-21258
        --------------                                      -------


                               CHICO'S FAS, Inc.
              (Exact name of registrant as specified in charter)


           Florida                                    59-2389435
           -------                                    ----------
   (State of Incorporation)              (I.R.S. Employer Identification No.)


                11215 Metro Parkway, Fort Myers, Florida 39912
                ----------------------------------------------
                   (Address of principal executive offices)

                                 941-277-6200
                                 ------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X     No____
                            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At May 31, 2000, there were 17,227,096 shares outstanding of Common Stock, $.01 par value per share.

                               CHICO'S FAS, Inc.

                                     Index

PART I - Financial Information
------------------------------

Item I.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets - April 29, 2000 and January 29, 2000.................   3

         Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
         April 29, 2000 and May 1, 1999..............................................................   4

         Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks Ended
         April 29, 2000 and May 1, 1999..............................................................   5

         Notes to Condensed Consolidated Financial Statements........................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................   7

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...................................  10

PART II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K............................................................  10

Signatures...........................................................................................  10

                      CHICO'S FAS, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                   As of                 As of
                                                                  04-29-00              01-29-00
                                                                  --------              --------
                                    ASSETS
                                    ------
Current Assets:
     Cash and cash equivalents                                    $ 12,392,664         $  3,980,930
     Marketable securities, at market                               17,709,601           13,995,527
     Receivables, net                                                2,011,679            1,706,661
     Inventories                                                    14,184,416           14,834,800
     Prepaid expenses                                                  857,970              668,695
     Deferred taxes                                                  2,429,000            2,038,000
                                                                  ------------         ------------
          Total Current Assets                                      49,585,330           37,224,613
                                                                  ------------         ------------

Land, Building and Equipment:
     Cost                                                           46,980,890           41,217,160
     Less accumulated depreciation and amortization                (10,813,119)          (9,872,163)
                                                                  ------------         ------------
          Land, Building and Equipment, Net                         36,167,771           31,344,997
                                                                  ------------         ------------

Other Assets:
     Deferred taxes                                                  1,256,000            1,106,000
     Other assets, net                                                 644,563              640,211
                                                                  ------------         ------------
          Total Other Assets                                         1,900,563            1,746,211
                                                                  ------------         ------------

                                                                  $ 87,653,664         $ 70,315,821
                                                                  ============         ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current Liabilities:
     Accounts payable                                             $  8,899,928         $  5,982,684
     Accrued liabilities                                             6,400,892            4,593,104
     Accrued income taxes                                            4,576,691                    -
     Current portion of noncurrent liabilities                         260,111              260,111
                                                                  ------------         ------------
          Total Current Liabilities                                 20,137,622           10,835,899
                                                                  ------------         ------------

Noncurrent Liabilities:
     Mortgage payable                                                5,203,500            5,221,500
     Deferred rent                                                   1,726,572            1,617,680
                                                                  ------------         ------------
          Total Noncurrent Liabilities                               6,930,072            6,839,180
                                                                  ------------         ------------

Stockholders' Equity:
     Common stock                                                      171,836              171,285
     Additional paid-in capital                                     15,181,399           14,709,238
     Unrealized loss on investments                                    (27,740)             (24,334)
     Retained earnings                                              45,260,475           37,784,553
                                                                  ------------         ------------
          Total Stockholders' Equity                                60,585,970           52,640,742
                                                                  ------------         ------------
                                                                  $ 87,653,664         $ 70,315,821
                                                                  ============         ============


                            See Accompanying Notes

                      CHICO'S FAS, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                                    Thirteen Weeks Ended
                                                                  04-29-00         05-01-99
                                                                  --------         --------
Net sales by Company stores                                      $55,682,409      $35,721,300
Net sales to franchisees                                           1,010,405          703,681
                                                                 -----------      -----------
         Net sales                                                56,692,814       36,424,981
Cost of goods sold                                                22,763,994       14,900,623
                                                                 -----------      -----------
         Gross profit                                             33,928,820       21,524,358

General, administrative and
  store operating expenses                                        21,968,219       14,724,977
                                                                 -----------      -----------
         Income from operations                                   11,960,601        6,799,381
Interest income, net                                                  97,321            2,072
                                                                 -----------      -----------
         Income before taxes                                      12,057,922        6,801,453
Income tax provision                                               4,582,000        2,585,000
                                                                 -----------      -----------
         Net income                                              $ 7,475,922      $ 4,216,453
                                                                 ===========      ===========
Per share data:
     Net income per common share - basic                         $      0.44      $      0.25
                                                                 ===========      ===========
     Net income per common and common
         equivalent share - diluted                              $      0.42      $      0.24
                                                                 ===========      ===========
     Weighted average common shares
         outstanding - basic                                      17,144,495       16,809,704
                                                                 ===========      ===========
     Weighted average common and common
         equivalent shares outstanding - diluted                  17,846,440       17,550,048
                                                                 ===========      ===========

                            See Accompanying Notes

                      CHICO'S FAS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                   Thirteen Weeks Ended
                                                                              04-29-00              05-01-99
                                                                              --------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                               $  7,475,922           $  4,216,453
                                                                           ------------           ------------

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                             1,145,230                683,960
    Deferred taxes                                                             (541,000)               (76,000)
    Loss on disposal of property and equipment                                  122,875                 90,928
    Increase in deferred rent                                                   108,892                 63,978
    Changes in assets and liabilities:
         Increase in receivables, net                                          (305,018)              (439,153)
         Decrease in inventories                                                650,384                125,331
         Increase in prepaids and other assets                                 (204,807)              (179,576)
         Increase in accounts payable                                         2,917,244              2,036,494
         Increase in accrued liabilities                                      1,807,788                187,974
         Increase in accrued income taxes                                     4,576,691              2,430,010
                                                                           ------------           ------------
                  Total adjustments                                          10,278,279              4,923,946
                                                                           ------------           ------------
                  Net cash provided by operating activities                  17,754,201              9,140,399
                                                                           ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                          (3,717,480)                     -
  Purchase of land, buildings and equipment                                  (6,064,699)            (2,728,770)
                                                                           ------------           ------------
    Net cash used in investing activities                                    (9,782,179)            (2,728,770)
                                                                           ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock, net                                  472,712                301,729
  Principal payments on debt                                                    (18,000)               (38,076)
  Deferred finance costs                                                        (15,000)                     -
                                                                           ------------           ------------
    Net cash provided from financing activities                                 439,712                263,653
                                                                           ------------           ------------
    Net increase in cash and cash equivalents                                 8,411,734              6,675,282

CASH AND CASH EQUIVALENTS - Beginning of Period                               3,980,930             14,484,776
                                                                           ------------           ------------

CASH AND CASH EQUIVALENTS - End of Period                                  $ 12,392,664           $ 21,160,058
                                                                           ============           ============

                            See Accompanying Notes

                      CHICO'S FAS, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                April 29, 2000
                                  (Unaudited)


ITEM 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation
---------------------

     The accompanying unaudited condensed consolidated financial statements of Chico's, FAS, Inc. and its wholly-owned subsidiaries (collectively, "Chico's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and notes thereto for the year ended January 29, 2000, included in the Company's Annual Report on Form 10-K filed on April 28, 2000. The January 29, 2000 balance sheet amounts were derived from audited financial statements included in the Company's Annual Report.

     Operating results for the thirteen weeks ended April 29, 2000 are not necessarily indicative of the results that may be expected for the entire year. All per share data for the prior year has been restated to reflect the two-for-one split effective in January 2000.


Net Income Per Common and Common Equivalent Share
-------------------------------------------------

     Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

                                                            Thirteen Weeks         Thirteen Weeks
                                                            Ended 04-29-00         Ended 05-01-99
                                                            --------------         --------------
     Basic weighted average number of common shares           17,144,495             16,809,704

     Dilutive effect of options outstanding                      701,945                740,344
                                                            ------------           ------------

     Diluted weighted average common and common
       equivalent shares outstanding                          17,846,440             17,550,048
                                                            ============           ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Thirteen Weeks Ended April 29, 2000 Compared to the
---------------------
Thirteen Weeks Ended May 1, 1999.

     Net Sales. Net sales by Company-owned stores for the thirteen weeks ended April 29, 2000 (the current period) increased by $20.0 million, or 55.9%, over net sales by Company-owned stores for the comparable thirteen weeks ended May 1, 1999 (the prior period). The increase was the result of a comparable Company store net sales increase of $10.8 million and $9.2 million additional sales from the new stores not yet included in the Company's comparable store base, (net of sales of approximately $316,000 from four stores closed in fiscal 2000 and fiscal 2001).

     Net sales to franchisees for the current period increased by approximately $307,000 or 43.6% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to the opening of one additional franchised location in both fiscal 2001 and in fiscal 2000 by an existing franchisee, and a net increase in purchases by the other franchised stores.

     Gross Profit. Gross profit for the current period was $33.9 million, or 59.8% of net sales, compared with $21.5 million, or 59.1% of net sales, for the prior period. The increase in the gross profit percentage resulted from reduced markdowns in the current period versus the prior period, and, to a lesser degree, from leverage of product development costs associated with improved sell through of our merchandise, as reflected in part by the 30.9% comparable Company store sales increase for the current period, net of additional mailer-related promotional activities and increased volume of discounts, including those associated with expanding the Company's frequent shopper club (the "Passport Club") which was relaunched in the first quarter of last year.

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $22.0 million, or 38.7% of net sales, in the current period from $14.7 million, or 40.4% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to leverage associated with the Company's 30.9% comparable Company store sales increase for the current period.

     Interest Income, Net. The Company had net interest income during the current period of approximately $97,000 versus approximately $2,000 in the prior period. The increase in net interest income was primarily a result of the Company's increased cash and marketable securities position, as well as improved interest rates on cash and marketable securities.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 77.3% to $7.5 million in the current period from net income of $4.2 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

Comparable Company Store Net Sales
----------------------------------

     Comparable Company store net sales increased by 30.9% in the current quarter when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have operated as a Company store for at least thirteen months.

     The Company believes that the increase in comparable Company store net sales in the current quarter resulted from the continuing effort to focus the Company's product development, merchandise planning, buying and marketing departments on Chico's target customer. The Company also believes that the look, fit and pricing policy of the Company's product was in line with the needs of our target customer and that the increase in comparable stores sales was also fueled by increased direct mailings, a larger database of existing customers for such mailings and the success of the Company's frequent shopper club (the "Passport Club"). To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with ongoing training programs and continuing strong sales associated with several styles of clothing produced from a related group of fabrics newly introduced by the Company in the fourth quarter of fiscal 1998.

Liquidity and Capital Resources
-------------------------------

     The Company's primary ongoing capital requirements are for funding capital expenditures for new store openings and merchandise inventory purchases. In addition, over the past six months and continuing over the next twelve months, the Company has experienced and anticipates continuing to experience the need for capital to address expansions of its office and design facility at its headquarters facilities, the chain-wide roll out of new point-of-sale devices and the development of infrastructure, including internal call and fulfillment centers, to support the Company's planned expansion into catalog and Internet sales.

     During the current fiscal year (fiscal 2001) and the prior fiscal year (fiscal 2000), the Company's primary source of working capital was cash flow from operations of $17.8 million and $9.1 million, respectively. The increase in cash flow from operations of $8.6 million was primarily due to an increase of $3.3 million in net income, an increase of $2.5 million in the growth rate of accounts payable and accrued liabilities, an increase of $2.1 million in accrued income taxes and a decrease of inventories of approximately $525,000 more than the prior year. The increase in accounts payable is associated with increased fabric purchases (which generally have an extended payment due date) and other required increased inventory purchase activities to support the Company's significant sales increases.

     The Company invested $6.1 million in the current period for capital expenditures. The capital expenditures for the current period included $4.2 million primarily associated with the planning and opening of new Company stores, and the remodeling/relocating/expansion of numerous existing stores, $1.1 million for new point-of-sale devices, approximately $342,000 for the expansion of its office and design facilities, and approximately $418,000 for the development of infrastructures associated with catalog and Internet sales. During the same period in the prior fiscal year, the Company invested $2.7 million for capital expenditures associated with the opening of new Company stores, and the remodeling of several existing stores.

     During the current fiscal year, the Company invested an additional $3.7 million in high quality tax free municipal bonds in an effort to improve the after-tax interest earnings from its increased cash and marketable securities position.

     As more fully described in "Item 1-Business" beginning on page 13 of the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2000, the Company is subject to ongoing risks associated with imports. The Company's reliance on sourcing from foreign countries causes the Company to be exposed to certain unique business and political risks. Import restrictions, including tariffs and quotas, and changes in such tariffs or quotas could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and have an adverse effect on the Company's business, financial condition and/or results of operations. The Company's merchandise flow could also be adversely affected by political instability in any of the countries in which its goods are manufactured, by significant fluctuations in the value of the U.S. dollar against applicable foreign currencies and by restrictions on the transfer of funds.

     The Company plans to open approximately 45 new stores in fiscal 2001, 11 of which were open as of May 31, 2000. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program, maintenance of proper inventory levels associated with this growth and expansion of its office and design facilities and establishment of catalog and Internet sales activities will be funded primarily from cash flow from operations and its strong existing cash balances. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. Given the Company's strong cash and marketable securities balances, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or even if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

Seasonality and Inflation
-------------------------

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

Certain Factors That May Affect Future Results
----------------------------------------------

     This 10-Q may contain forward-looking statements which reflect the current views of the Company with respect to certain events that could have an effect on the Company's future financial performance. These statements include the words "expects", "believes", and similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include ability to secure customer acceptance of Chico's styles, propriety of inventory mix and sizing, quality of merchandise received from vendors, timeliness of vendor production and deliveries, increased competition, extent of the market demand by women for private label clothing and related accessories, adequacy and perception of customer service, ability to coordinate product development along with buying and planning, rate of new store openings, performance of management information systems, ability to hire, train, energize and retain qualified sales associates and other employees, availability of quality store sites, ability to hire and retain qualified managerial employees, ability to effectively and efficiently establish and operate catalog and Internet sales activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company's heavy reliance on sourcing from foreign vendors including the impact of work stoppages, transportation delays and other interruptions, political instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards such foreign countries and other similar factors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company's financial instruments as of April 29, 2000 has not significantly changed since January 29, 2000. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company's exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of April 29, 2000, the Company did not have any outstanding balance on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. The Company's exposure to interest rate risk also relates to its $5.2 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the prime rate.


PART II - OTHER INFORMATION
---------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:              27  Financial Data Schedule

     (b) Reports on Form 8-K        The Company did not file any reports on Form
                                    8-K during the current period.

Signatures
----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 5, 2000              By: /s/ Marvin J. Gralnick
     -----------------------        -------------------------------------------
                                    Marvin J. Gralnick
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: June 5, 2000              By: /s/ Charles J. Kleman
     ------------------------       -------------------------------------------
                                    Charles J. Kleman
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)