Form 10-Q
period 2000-07-29
CHICOS FAS INC
filed 2000-09-05
CIK 897429

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT


FOR THE QUARTER ENDED:                                   COMMISSION FILE NUMBER:
    JULY 29, 2000                                                0-21258
    -------------                                                -------


                                CHICO'S FAS, Inc.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


        FLORIDA                                          59-2389435
        -------                                          ----------
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

At August 28th, there were 17,437,830 shares outstanding of Common Stock, $.01 par value per share.

                                CHICO'S FAS, Inc.

                                      Index

PART I - FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS (UNAUDITED):

         Condensed Consolidated Balance Sheets - July 29, 2000 and
               January 29, 2000_______________________________________________ 3

         Condensed Consolidated Statements of Income for the
               Thirteen and Twenty-Six Weeks Ended
               July 29, 2000 and July 31, 1999________________________________ 4

         Condensed Consolidated Statements of Cash Flows for the
               Twenty-Six Weeks Ended July 29, 2000 and
               July 31, 1999__________________________________________________ 5

         Notes to Condensed Consolidated Financial Statements_________________ 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS_______________________________________ 7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK___________ 11


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS_________________ 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K____________________________________ 12

Signatures___________________________________________________________________ 12

                       CHICO'S FAS, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                    AS OF              AS OF
                                                                  07-29-00           01-29-00
                                                                ------------       ------------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                  $  3,829,580       $  3,980,930
     Marketable securities, at market                             19,133,617         13,995,527
     Receivables, net                                              1,944,146          1,706,661
     Inventories                                                  21,449,962         14,834,800
     Prepaid expenses                                              1,667,686            668,695
     Deferred taxes                                                2,785,000          2,038,000
                                                                ------------       ------------
          TOTAL CURRENT ASSETS                                    50,809,991         37,224,613
                                                                ------------       ------------

LAND, BUILDING AND EQUIPMENT:
     Cost                                                         56,803,901         41,217,160
     Less accumulated depreciation and amortization              (11,930,734)        (9,872,163)
                                                                ------------       ------------
          LAND, BUILDING AND EQUIPMENT, NET                       44,873,167         31,344,997
                                                                ------------       ------------

OTHER ASSETS:
     Deferred taxes                                                1,363,000          1,106,000
     Other assets, net                                               631,885            640,211
                                                                ------------       ------------
          TOTAL OTHER ASSETS                                       1,994,885          1,746,211
                                                                ------------       ------------
                                                                $ 97,678,043       $ 70,315,821
                                                                ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                           $ 12,564,037       $  5,982,684
     Accrued liabilities                                           7,426,302          4,593,104
     Current portion of debt and lease obligations                   275,247            260,111
                                                                ------------       ------------
          TOTAL CURRENT LIABILITIES                               20,265,586         10,835,899
                                                                ------------       ------------

NONCURRENT LIABILITIES:
     Notes and capital leases payable                              5,185,500          5,221,500
     Deferred rent                                                 1,774,265          1,617,680
                                                                ------------       ------------
          TOTAL NONCURRENT LIABILITIES                             6,959,765          6,839,180
                                                                ------------       ------------

STOCKHOLDERS' EQUITY:
     Common stock                                                    174,263            171,285
     Additional paid-in capital                                   17,627,740         14,709,238
     Unrealized gain (loss) on marketable securities                  12,790            (24,334)
     Retained earnings                                            52,637,899         37,784,553
                                                                ------------       ------------
          TOTAL STOCKHOLDERS' EQUITY                              70,452,692         52,640,742
                                                                ------------       ------------
                                                                $ 97,678,043       $ 70,315,821
                                                                ============       ============

                             SEE ACCOMPANYING NOTES

                       CHICO'S FAS, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                          TWENTY-SIX WEEKS ENDED               THIRTEEN WEEKS ENDED
                                                        07-29-00          07-31-99          07-29-00          07-31-99
                                                      ------------      ------------      ------------      ------------
Net sales by Company stores                           $115,255,264      $ 71,913,385      $ 59,572,855      $ 36,192,085
Net sales to Franchisees                                 2,075,866         1,282,889         1,065,461           579,208
                                                      ------------      ------------      ------------      ------------
         NET SALES                                     117,331,130        73,196,274        60,638,316        36,771,293
Cost of goods sold                                      48,407,946        30,394,972        25,643,952        15,494,349
                                                      ------------      ------------      ------------      ------------
         GROSS PROFIT                                   68,923,184        42,801,302        34,994,364        21,276,944

General, administrative and
  store operating expenses                              45,235,343        29,679,614        23,267,122        14,954,637
                                                      ------------      ------------      ------------      ------------
         INCOME FROM OPERATIONS                         23,687,841        13,121,688        11,727,242         6,322,307

Interest income, net                                       268,505            44,431           171,184            42,359
                                                      ------------      ------------      ------------      ------------
         INCOME BEFORE TAXES                            23,956,346        13,166,119        11,898,426         6,364,666

Income tax provision                                     9,103,000         5,003,000         4,521,000         2,418,000
                                                      ------------      ------------      ------------      ------------
         NET INCOME                                   $ 14,853,346      $  8,163,119      $  7,377,426      $  3,946,666
                                                      ============      ============      ============      ============
PER SHARE DATA:

     Net income per common share - basic              $       0.86      $       0.48      $       0.43      $       0.23
                                                      ============      ============      ============      ============
     Net income per common and common
         equivalent share - diluted                   $       0.83      $       0.46      $       0.41      $       0.22
                                                      ============      ============      ============      ============
     Weighted average common shares
         outstanding - basic                            17,218,987        16,847,146        17,293,448        16,884,584
                                                      ============      ============      ============      ============
     Weighted average common and common
         equivalent shares outstanding - diluted        17,966,178        17,582,042        18,076,725        17,617,638
                                                      ============      ============      ============      ============


                             SEE ACCOMPANYING NOTES

                       CHICO'S FAS, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  TWENTY-SIX WEEKS ENDED
                                                                               07-29-00           07-31-99
                                                                             ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                 $ 14,853,346       $  8,163,119
                                                                             ------------       ------------

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                               2,453,241          1,464,529
    Deferred taxes                                                             (1,004,000)          (362,000)
    Loss on disposal of land, building and equipment                              193,255            112,206
    Deferred rent expense, net                                                    156,585             99,944
    Changes in assets and liabilities:
         Increase in receivables, net                                            (237,485)          (668,194)
         Increase in inventories                                               (6,615,162)        (2,328,328)
         Increase in prepaid expenses and other assets                         (1,028,125)          (298,288)
         Increase in accounts payable                                           6,581,353          2,784,851
         Increase (decrease) in accrued liabilities                             2,848,334           (237,072)
                                                                             ------------       ------------
                  Total adjustments                                             3,347,996            567,648
                                                                             ------------       ------------
    Net cash provided by operating activities                                  18,201,342          8,730,767
                                                                             ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities, net                                       (5,100,966)       (12,678,466)
  Purchase of land, building and equipment                                    (16,122,206)        (5,266,205)
                                                                             ------------       ------------
    Net cash used in investing activities                                     (21,223,172)       (17,944,671)
                                                                             ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                                       2,921,480            861,031
  Principal payments on debt                                                      (36,000)           (96,273)
  Purchase of intangible assets                                                   (15,000)                --
                                                                             ------------       ------------
    Net cash provided by financing activities                                   2,870,480            764,758
                                                                             ------------       ------------
    Net decrease in cash and cash equivalents                                    (151,350)        (8,449,146)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 3,980,930         14,484,776
                                                                             ------------       ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $  3,829,580       $  6,035,630
                                                                             ============       ============

                             SEE ACCOMPANYING NOTES

                       CHICO'S FAS, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  July 29, 2000
                                   (Unaudited)


ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Chico's FAS, Inc. and its wholly-owned subsidiaries (collectively, "Chico's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the financial statements and notes thereto for the fiscal year ended January 29, 2000, included in the Company's Annual Report on Form 10-K filed on April 28, 2000. The January 29, 2000 balance sheet amounts were derived from audited financial statements included in the Company's Annual Report.

         Operating results for the thirteen and twenty-six weeks ended July 29, 2000 are not necessarily indicative of the results that may be expected for the entire year. All per share data for the prior year has been restated to reflect the two-for-one split effective in January 2000.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

                                                TWENTY-SIX WEEKS ENDED           THIRTEEN WEEKS ENDED
                                               07-29-00        07-31-99        07-29-00        07-31-99
                                              ----------      ----------      ----------      ----------
Basic weighted average outstanding
    common shares                             17,218,987      16,847,146      17,293,448      16,884,584

 Dilutive effect of options outstanding          747,191         734,896         783,277         733,054
                                              ----------      ----------      ----------      ----------

 Diluted weighted average common and
    common equivalent shares outstanding      17,966,178      17,582,042      18,076,725      17,617,638
                                              ==========      ==========      ==========      ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED JULY 29, 2000 COMPARED TO THE THIRTEEN WEEKS ENDED JULY 31, 1999.

         NET SALES. Net sales by Company-owned stores for the thirteen weeks ended July 29, 2000 (the current period) increased by $23.4 million, or 64.6%, over net sales by Company-owned stores for the comparable thirteen weeks ended July 31, 1999 (the prior period). The increase was the result of a comparable Company store net sales increase of $12.2 million, $11.0 million additional sales from the new stores not yet included in the Company's comparable store base (net of sales of approximately $332,000 from three stores closed in fiscal 2000 and fiscal 2001), and approximately $203,000 of net sales from the Company's call center (website and mailer sales) which began operations in late May 2000.

         Net sales to franchisees for the current period increased by approximately $486,000 or 84.0% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees as a whole and the opening of one additional franchised location in fiscal 2001 by an existing franchisee.

         GROSS PROFIT. Gross profit for the current period was $35.0 million, or 57.7% of net sales, compared with $21.3 million, or 57.9% of net sales, for the prior period. The decrease in the gross profit percentage resulted from a substantial decline in gross margins in the Company's seven outlet locations and to a lesser degree, an increase in the Company's distribution center, product development and merchandising costs, net of improved initial markups on its products.

         GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $23.3 million, or 38.3% of net sales, in the current period from $15.0 million, or 40.7% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to leverage associated with the Company's 34.3% comparable Company store sales increase for the current period, net of an increase in marketing expenses as a percentage of net sales.

         INTEREST INCOME, NET. The Company had net interest income during the current period of approximately $171,000 versus approximately $42,000 in the prior period. The increase in net interest income was primarily a result of the Company's increased cash and marketable securities position, as well as improved interest rates on cash and marketable securities.

         NET INCOME. As a result of the factors discussed above, net income reflects an increase of 86.9% to $7.4 million in the current period from net income of $3.9 million in the prior period. The income tax provision represented an effective rate of 38.0% for the current and prior period.

RESULTS OF OPERATIONS - TWENTY-SIX WEEKS ENDING JULY 29, 2000 COMPARED TO THE TWENTY-SIX WEEKS ENDED JULY 31, 1999.

         NET SALES. Net sales by Company-owned stores for the twenty-six weeks ended July 29, 2000 (the current period) increased by $43.3 million, or 60.3%, over net sales by Company-owned stores for the comparable twenty-six weeks ended July 31, 1999 (the prior period). The increase was the result of a comparable Company store net sales increase of $23.0 million, $20.1 million additional sales from the new stores not yet included in the Company's comparable store base (net of sales of approximately $643,000 from five stores closed in fiscal 2000 and fiscal 2001), and approximately $203,000 of net sales from the Company's call center (website and mailer phone sales) which began operations in late May 2000.

         Net sales to franchisees for the current period increased by approximately $793,000 or 61.8% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees as a whole and the opening by an existing franchisee of one additional franchised location in each of fiscal 2001 and fiscal 2000.

         GROSS PROFIT. Gross profit for the current period was $68.9 million, or 58.7% of net sales, compared with $42.8 million, or 58.5% of net sales, for the prior period. The increase in the gross profit percentage resulted from reduced markdowns and improved initial markups in the current period versus the prior period, net of additional mailer-related promotional activities and increased volume of discounts, including those associated with expanding the Company's frequent shopper club (the "Passport Club") which was relaunched in the first quarter of last year, and net of a decline in the gross margins in the Company's seven outlet locations.

         GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $45.2 million, or 38.6% of net sales, in the current period from $29.7 million, or 40.5% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings. The decrease in these expenses as a percentage of net sales was principally due to leverage associated with the Company's 32.7% comparable Company store sales increase for the current period, net of an increase in marketing expenses as a percentage of sales.

         INTEREST INCOME, NET. The Company had net interest income during the current period of approximately $269,000 versus approximately $44,000 in the prior period. The increase in net interest income was primarily a result of the Company's increased cash and marketable securities position, as well as improved interest rates on cash and marketable securities.

         NET INCOME. As a result of the factors discussed above, net income reflects an increase of 82.0% to $14.9 million in the current period from net income of $8.2 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

COMPARABLE COMPANY STORE NET SALES

         Comparable Company store net sales increased by 34.3% in the current quarter and 32.7% in the first six months of this fiscal year when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have operated as a Company store for at least thirteen months.

         The Company believes that the increase in comparable Company store net sales in the current quarter resulted from the continuing effort to focus the Company's product development, merchandise planning, buying and marketing departments on Chico's target customer. The Company also believes that the look, fit and pricing policy of the Company's product was in line with the needs of our target customer and that the increase in comparable stores sales was also fueled by increased direct mailings, a larger database of existing customers for such mailings and the success of the Company's frequent shopper club (the "Passport Club"). To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with ongoing training programs and continuing strong sales associated with several styles of clothing produced from a related group of fabrics introduced by the Company in the fourth quarter of fiscal 1998.

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

         During the first two quarters of the current fiscal year (fiscal 2001) and the first two quarters of the prior fiscal year (fiscal 2000), the Company's primary source of working capital was cash flow from operations of $18.2 million and $8.7 million, respectively. The increase in cash flow from operations of $9.5 million was primarily due to an increase of $6.7 million in net income, an increase of $9.4 million in accounts payable and accrued liabilities, and an increase of $1.0 million in depreciation and amortization, net of an increase in inventories of $6.6 million, and an increase in deferred taxes of $1.0 million. The increase in accounts payable and inventories is associated with increased fabric purchases (which generally have an extended payment due date) and other required increased inventory purchase activities to support the Company's significant sales increases.

         The Company invested $16.1 million in the first two quarters of the current fiscal year for capital expenditures. The capital expenditures for the first two quarters of the current fiscal year included $9.7 million primarily associated with the planning and opening of new Company stores, and the remodeling/relocating/expansion of numerous existing stores, $2.5 million for new point-of-sale devices, approximately $2.4 million for the expansion of its office and design facilities, and approximately $1.5 million for the development of infrastructure associated with catalog and Internet sales. During the same period in the prior fiscal year, the Company invested $5.3 million primarily for capital expenditures associated with the opening of new Company stores, and the remodeling of several existing stores.

         During the first two quarters of the current fiscal year, the Company invested an additional $5.1 million in high quality tax free municipal bonds in an effort to improve the after-tax interest earnings from its increased cash and marketable securities position.

         During the first two quarters of the current fiscal year, two of the Company's officers and its three independent directors exercised 248,735 stock options at prices ranging from $1.625 to $11.344 and several employees and former employees exercised 35,892 options at prices ranging from $1.625 to $11.344. Also during this period, the Company sold 13,155 shares of common stock under its employee stock purchase plan at a price of $15.25. The proceeds from these issuances of stock, together with the tax benefit recognized by the Company, amounted to approximately $2.9 million.

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

         The Company plans to open between 45 and 50 Company-owned new stores in fiscal 2001, 20 of which were open as of August 28, 2000. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program, maintenance of proper inventory levels associated with this growth, expansion of its office and design facilities and establishment of catalog and Internet sales activities will be funded primarily from cash flow from operations and its strong existing cash balances. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. In further support of its liquidity needs, the Company expanded its line of credit and letter of credit facilities to $25 million, effective May 2000. Given the Company's existing cash and marketable securities balances and the capacity included in its newly expanded bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or even if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk of the Company's financial instruments as of July 29, 2000 has not significantly changed since April 29, 2000. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company's exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of July 29, 2000, the Company did not have any outstanding balance on its line of credit and, given its existing liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. The Company's exposure to interest rate risk also relates to its $5.3 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the prime rate.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on June 13, 2000. There were 17,180,936 shares of common stock entitled to a vote. The following matters were voted upon at the meeting:

     a)       Election of Directors:                        VOTES FOR                        VOTES WITHHELD
                                                            ---------                        --------------

              CLASS I - TERM EXPIRING IN 2003
              -------------------------------
                  Charles J. Kleman                         15,683,199                           276,295
                  Ross E. Roeder                            15,865,809                            93,685

     b) Board of Directors proposal to ratify the appointment of Arthur Andersen LLP as independent certified public accountants for fiscal year 2001.

                  Voting Results:      For the Proposal               15,942,909
                                       Against the Proposal               12,176
                                       Abstentions                         4,409

     c) Board of Directors proposal to ratify amendments to the Non-Employee Directors' Stock Option Plan

                  Voting Results:      For the Proposal               14,649,166
                                       Against the Proposal            1,281,629
                                       Abstentions                        28,699


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:             10.1       Employment Agreement between the
                                               Company and Marvin J. Gralnick,
                                               effective as of February 7, 2000.

                                    10.2       Employment Agreement between the
                                               Company and Helene B. Gralnick,
                                               effective as of February 7, 2000.

                                    10.3       Employment Agreement between the
                                               Company and Tedford Marlow, dated
                                               August 28, 2000.

                                    10.4       Revolving Credit and Term Loan
                                               Agreement by and among Bank of
                                               America, N.A., the Company and
                                               the subsidiaries of the Company
                                               dated as of May 12, 2000.

                                    27         Financial Data Schedule.

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

Date:  AUGUST 31, 2000             By: /s/ MARVIN J. GRALNICK
       ---------------             ---------------------------------------------
                                   Marvin J. Gralnick
                                   Chief Executive Officer
                                   (Principal Executive Officer)


Date:  AUGUST 31, 2000             By: /s/ CHARLES J. KLEMAN
       ---------------             ---------------------------------------------
                                   Charles J. Kleman
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION
-------                           -----------

10.1 Employment Agreement between the Company and Marvin J. Gralnick, effective as of February 7, 2000.

10.2 Employment Agreement between the Company and Helene B. Gralnick, effective as of February 7, 2000.

10.3 Employment Agreement between the Company and Tedford Marlow, dated August 28, 2000.

10.4 Revolving Credit and Term Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of May 12, 2000.

27           Financial Data Schedule.