Form 10-Q
period 2000-10-28
CHICOS FAS INC
filed 2000-12-08
CIK 897429

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                        OF THE SECURITIES EXCHANGE ACT


     For the Quarter Ended:                     Commission File Number:
     October 28, 2000                                   0-21258
     ----------------                                   -------


                               CHICO'S FAS, Inc.
              (Exact name of registrant as specified in charter)


            Florida                                    59-2389435
            -------                                    ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes  [X]   No ______
                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At November 27, 2000, there were 17,494,145 shares outstanding of Common Stock, $.01 par value per share.

                               CHICO'S FAS, Inc.

                                     Index


PART I - Financial Information
------------------------------

Item I.  Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets - October 28, 2000 and January 29, 2000..........   3

        Condensed Consolidated Statements of Income for the Thirteen and Thirty-Nine
             Weeks Ended October 28, 2000 and October 30, 1999.................................   4

        Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended
             October 28, 2000 and October 30, 1999.............................................   5

        Notes to Condensed Consolidated Financial Statements...................................   6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations........................................................................   7

Item 3. Quantitative and Qualitative Disclosures About Market Risk.............................  11

PART II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K.......................................................  11

Signatures.....................................................................................  12

                       CHICO'S FAS, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                           As of                   As of
                                                                         10-28-00                 01-29-00
                                                                       ------------              ----------
                              ASSETS
                              ------
Current Assets:
     Cash and cash equivalents                                         $  7,533,563              $ 3,980,930
     Marketable securities, at market                                    13,356,141               13,995,527
     Receivables, net                                                     3,078,406                1,706,661
     Inventories                                                         26,730,997               14,834,800
     Prepaid expenses                                                       987,961                  668,695
     Deferred taxes                                                       2,901,000                2,038,000
                                                                  -----------------        -----------------
          Total Current Assets                                           54,588,068               37,224,613
                                                                  -----------------        -----------------
Land, Building and Equipment:
     Cost                                                                68,214,067               41,217,160
     Less accumulated depreciation and amortization                     (13,206,845)              (9,872,163)
                                                                  -----------------        -----------------
          Land, Building and Equipment, Net                              55,007,222               31,344,997
                                                                  -----------------        -----------------
Other Assets:
     Deferred taxes                                                       1,359,000                1,106,000
     Other assets, net                                                      706,019                  640,211
                                                                  -----------------        -----------------
          Total Other Assets                                              2,065,019                1,746,211
                                                                  -----------------        -----------------
                                                                       $111,660,309              $70,315,821
                                                                  =================        =================

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
     Accounts payable                                                  $ 15,316,139              $ 5,982,684
     Accrued liabilities                                                  9,746,855                4,593,104
     Current portion of debt and lease obligations                          275,247                  260,111
                                                                  -----------------        -----------------
          Total Current Liabilities                                      25,338,241               10,835,899
                                                                  -----------------        -----------------
 Noncurrent Liabilities:
     Mortgage note payable                                                5,167,500                5,221,500
     Deferred rent                                                        1,823,256                1,617,680
                                                                  -----------------        -----------------
          Total Noncurrent Liabilities                                    6,990,756                6,839,180
                                                                  -----------------        -----------------
 Stockholders' Equity:
     Common stock                                                           174,932                  171,285
     Additional paid-in capital                                          18,724,754               14,709,238
     Unrealized loss on marketable securities                               (26,369)                 (24,334)
     Retained earnings                                                   60,457,995               37,784,553
                                                                  -----------------        -----------------
          Total Stockholders' Equity                                     79,331,312               52,640,742
                                                                  -----------------        -----------------
                                                                       $111,660,309              $70,315,821
                                                                  =================        =================

                            See Accompanying Notes

                      CHICO'S FAS, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                        Thirty-Nine Weeks Ended                   Thirteen Weeks Ended
                                                    10-28-00              10-30-99             10-28-00              10-30-99
                                                    --------              --------             --------              --------
Net sales by Company stores                       $183,061,434          $111,196,667          $67,806,170           $39,283,282
Net sales to Franchisees                             3,260,169             2,008,602            1,184,303               725,713
                                                 -------------         -------------        -------------         -------------
     Net sales                                     186,321,603           113,205,269           68,990,473            40,008,995
Cost of goods sold                                  76,729,277            46,995,650           28,321,331            16,600,678
                                                 -------------         -------------        -------------         -------------
     Gross profit                                  109,592,326            66,209,619           40,669,142            23,408,317

General, administrative and
  store operating expenses                          73,379,232            46,560,809           28,143,889            16,881,195
                                                 -------------         -------------        -------------         -------------
     Income from operations                         36,213,094            19,648,810           12,525,253             6,527,122
Interest income, net                                   356,348                95,618               87,843                51,187
                                                 -------------         -------------        -------------         -------------
     Income before taxes                            36,569,442            19,744,428           12,613,096             6,578,309
Income tax provision                                13,896,000             7,503,000            4,793,000             2,500,000
                                                 -------------         -------------        -------------         -------------
     Net income                                   $ 22,673,442          $ 12,241,428          $ 7,820,096           $ 4,078,309
                                                 =============         =============        =============         =============
Per share data:
  Net income per common share - basic                    $1.31                 $0.72                $0.45                 $0.24
                                                 =============         =============        =============         =============
  Net income per common and common
     equivalent share - diluted                          $1.25                 $0.69                $0.43                 $0.23
                                                 =============         =============        =============         =============
  Weighted average common shares
     outstanding - basic                            17,302,286            16,888,878           17,468,885            16,972,338
                                                 =============         =============        =============         =============
  Weighted average common and common
     equivalent shares outstanding - diluted        18,101,147            17,613,180           18,299,416            17,679,110
                                                 =============         =============        =============         =============

                            See Accompanying Notes

                      CHICO'S FAS, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                            Thirty-Nine Weeks Ended
                                                                     10-28-00                  10-30-99
                                                                     --------                  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 22,673,442              $ 12,241,428
                                                                   ------------              ------------

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization                                     4,008,671                 2,315,544
    Stock option compensation                                            17,539                         -
    Deferred taxes                                                   (1,116,000)                 (716,000)
    Tax benefit of options exercised                                  2,605,000                   925,000
    Loss on disposal of land, building and equipment                    255,152                   160,845
    Deferred rent expense, net                                          205,576                   150,327
    Changes in assets and liabilities:
               Increase in receivables, net                          (1,371,745)               (1,022,617)
               Increase in inventories                              (11,896,197)               (5,046,337)
               Increase in prepaid expenses and other assets           (397,650)                 (272,767)
               Increase in accounts payable                           9,333,455                 3,825,489
               Increase in accrued liabilities                        5,168,887                 1,710,897
                                                                   ------------              ------------
                       Total adjustments                              6,812,688                 2,030,381
                                                                   ------------              ------------
    Net cash provided by operating activities                        29,486,130                14,271,809
                                                                   ------------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of marketable securities, net                         637,351               (12,839,691)
  Purchase of land, building and equipment                          (27,832,222)               (9,558,572)
                                                                   ------------              ------------
    Net cash used in investing activities                           (27,194,871)              (22,398,263)
                                                                   ------------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                             1,396,624                   959,675
  Principal payments on debt                                            (54,000)                 (114,273)
  Deferred finance costs and other                                      (81,250)                        -
                                                                   ------------              ------------
    Net cash provided by financing activities                         1,261,374                   845,402
                                                                   ------------              ------------
    Net increase (decrease) in cash and cash equivalents              3,552,633                (7,281,052)

CASH AND CASH EQUIVALENTS - Beginning of Period                       3,980,930                14,484,776
                                                                   ------------              ------------

CASH AND CASH EQUIVALENTS - End of Period                          $  7,533,563              $  7,203,724
                                                                   ============              ============

                            See Accompanying Notes

                      CHICO'S FAS, Inc. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                               October 28, 2000
                                  (Unaudited)


ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation
---------------------

  The accompanying unaudited condensed consolidated financial statements of Chico's FAS, Inc. and its wholly-owned subsidiaries (collectively, "Chico's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2000, included in the Company's Annual Report on Form 10-K filed on April 28, 2000. The January 29, 2000 balance sheet amounts were derived from audited financial statements included in the Company's Annual Report.

  Operating results for the thirteen and thirty-nine weeks ended October 28, 2000 are not necessarily indicative of the results that may be expected for the entire year. All per share data for the prior year has been restated to reflect the two-for-one split effective in January 2000.


Net Income Per Common and Common Equivalent Share
-------------------------------------------------

  Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

                                                Thirty-Nine Weeks Ended             Thirteen Weeks Ended
                                              10-28-00        10-30-99           10-28-00          10-30-99
                                              --------        --------           --------          --------

Basic weighted average outstanding
    common shares                            17,302,286       16,888,878         17,468,885       16,972,338

Dilutive effect of options outstanding          798,861          724,302            830,531          706,772
                                             ----------       ----------         ----------       ----------
Diluted weighted average common and
    common equivalent shares outstanding     18,101,147       17,613,180         18,299,416       17,679,110
                                             ==========       ==========         ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations - Thirteen Weeks Ended October 28, 2000 Compared to the
---------------------
Thirteen Weeks Ended October 30, 1999.

     Net Sales. Net sales by Company-owned stores for the thirteen weeks ended October 28, 2000 (the current period) increased by $28.5 million, or 72.6% over net sales by Company-owned stores for the comparable thirteen weeks ended October 30, 1999 (the prior period). The increase was the result of a comparable Company store net sales increase of $15.1 million, $12.7 million additional sales from the new stores not yet included in the Company's comparable store base (net of sales of $0.3 million from three stores closed in fiscal 2000 and fiscal 2001), and $0.7 million of net sales from the Company's call center (website and mailer sales) which began operations in late May 2000.

     Net sales to franchisees for the current period increased by $0.5 million or 63.2% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees as a whole and the opening of one additional franchised location in fiscal 2001 by an existing franchisee.

     Gross Profit. Gross profit for the current period was $40.7 million, or 58.9% of net sales, compared with $23.4 million, or 58.5% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from leverage in the Company's distribution center, product development and merchandising costs, and to a lesser degree, a decrease in the Company's overall markdowns.

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $28.1 million, or 40.8% of net sales, in the current period from $16.9 million, or 42.2% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The decrease in these expenses as a percentage of net sales was principally due to leverage associated with the Company's 39.1% comparable Company store sales increase for the current period, net of an increase in marketing expenses as a percentage of net sales.

     Interest Income, Net. The Company had net interest income during the current period of approximately $88,000 versus approximately $51,000 in the prior period. The increase in net interest income was primarily a result of the Company's increased cash and marketable securities position, as well as improved interest rates earned on cash and marketable securities.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 91.7% to $7.8 million in the current period from net income of $4.1 million in the prior period. The income tax provision represented an effective rate of 38.0% for the current and prior period.

Results of Operations - Thirty-Nine Weeks Ending October 28, 2000 Compared to
---------------------
the Thirty-Nine Weeks Ended October 30, 1999.

     Net Sales. Net sales by Company-owned stores for the thirty-nine weeks ended October 28, 2000 (the current period) increased by $71.9 million, or 64.6%, over net sales by Company-owned stores for the comparable thirty-nine weeks ended October 30, 1999 (the prior period). The increase was the result of a comparable Company store net sales increase of $38.0 million, $33.0 million additional sales from the new stores not yet included in the Company's comparable store base (net of sales of $1.0 million from five stores closed in fiscal 2000 and fiscal 2001), and $0.9 million of net sales from the Company's call center (website and mailer phone sales) which began operations in late May 2000.

     Net sales to franchisees for the current period increased by $1.3 million or 62.3% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees as a whole and the opening by an existing franchisee of one additional franchised location in each of fiscal 2001 and fiscal 2000.

     Gross Profit. Gross profit for the current period was $109.6 million, or 58.8% of net sales, compared with $66.2 million, or 58.5% of net sales, for the prior period. The increase in the gross profit percentage resulted from reduced markdowns in the current period versus the prior period, net of additional mailer-related promotional activities and increased volume of discounts, including those associated with expanding the Company's frequent shopper club (the "Passport Club") which was relaunched in the first quarter of last year, and net of a decline in the gross margins in the Company's seven outlet locations. To a lesser degree, the increase in gross profit percentage resulted from leverage in the Company's distribution center, product development and merchandising costs.

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $73.4 million, or 39.4% of net sales, in the current period from $46.6 million, or 41.1% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, an increase in marketing expenses. The decrease in these expenses as a percentage of net sales was principally due to leverage associated with the Company's 34.9% comparable Company store sales increase for the current period, net of an increase in marketing expenses as a percentage of sales.

     Interest Income, Net. The Company had net interest income during the current period of $0.4 million versus $0.1 million in the prior period. The increase in net interest income was primarily a result of the Company's increased cash and marketable securities position, as well as improved interest rates earned on cash and marketable securities.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 85.2% to $22.7 million in the current period from net income of $12.2 million in the prior period. The income tax provision represented an effective rate of 38.0% for the current and prior period.

Comparable Company Store Net Sales
----------------------------------

     Comparable Company store net sales increased by 39.1% in the current quarter and 34.9% in the first nine months of this fiscal year when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months, including stores that have been expanded or relocated within the same general market area (approximately five miles). The comparable store percentages reported above include 24 stores that were expanded, within the last 13 months, by an average of 739 net square selling feet. If the stores that were expanded had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 37.4 % for the current quarter and 33.0% for the first nine months of this fiscal year. The Company does not consider this material to the overall comparable sales and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers.


Liquidity and Capital Resources
-------------------------------

     The Company's primary ongoing capital requirements are for funding capital expenditures for new store openings and merchandise inventory purchases. In addition, over the past nine months and continuing over the next six months, the Company has experienced and anticipates continuing to experience the need for capital to address expansions of its office and design facility at its headquarters, the chain-wide roll out of new point-of-sale devices and the development of infrastructure, including internal call and fulfillment centers, to support the Company's current expansion into catalog and Internet sales.

     During the first three quarters of the current fiscal year (fiscal 2001) and the first three quarters of the prior fiscal year (fiscal 2000), the Company's primary source of working capital was cash flow from operations of $26.9 million and $13.3 million, respectively. The increase in cash flow from operations of $13.6 million was primarily due to an increase of $10.4 million in net income, an increase of $8.8 million in accounts payable and accrued liabilities, and an increase of $1.7 million in depreciation and amortization, net of an increase in inventories of $6.9 million, and an increase in deferred taxes of $0.4 million. The increase in accounts payable and inventories is associated with increased inventory purchase activities to support the Company's significant overall sales increases and, to a lesser degree, with increased fabric purchases (which generally have an extended payment due date).

     The Company invested $27.8 million in the first three quarters of the current fiscal year for capital expenditures. The capital expenditures for the first three quarters of the current fiscal year included $20.4 million primarily associated with the planning and opening of new Company stores, and the remodeling/relocating/expansion of numerous existing stores, $3.1 million for new point-of-sale devices, approximately $2.5 million for the expansion of its office and design facilities, and approximately $1.8 million for the development of infrastructure associated with catalog and Internet sales. During the same period in the prior fiscal year, the Company invested $9.6 million primarily for capital expenditures associated with the opening of new Company stores, and the remodeling of several existing stores.

     During the first three quarters of the current fiscal year, two of the Company's officers and its three independent directors exercised 248,735 stock options at prices ranging from $1.625 to $11.344 and several employees and former employees exercised 102,819 options at prices ranging from $1.625 to $13.125. Also during this period, the Company sold 13,155 shares of common stock under its employee stock purchase plan at a price of $15.25. The proceeds from these issuances of stock, together with the tax benefit recognized by the Company, amounted to approximately $4.0 million.

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

     The Company plans to open approximately 50 Company-owned new stores in fiscal 2001, 34 of which were open as of October 28, 2000. Further, the Company plans to open between 50 and 55 Company-owned new stores in fiscal 2002. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program, maintenance of proper inventory levels associated with this growth, expansion of its office and design facilities and establishment of catalog and Internet sales activities will be funded primarily from cash flow from operations and its strong existing cash balances. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. In further support of its liquidity needs, the Company expanded its line of credit and letter of credit facilities to $25 million, effective May 2000. Given the Company's existing cash and marketable securities balances and the capacity included in its newly expanded bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or even if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     The market risk of the Company's financial instruments as of October 28, 2000 has not significantly changed since October 28, 2000. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company's exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of October 28, 2000, the Company did not have any outstanding balance on its line of credit and, given its existing liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. The Company's exposure to interest rate risk also relates to its $5.2 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the prime rate.


PART II - OTHER INFORMATION
---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:      10.1      Amendment No. 1 to Employment Agreement
                                   between the Company and Charles J. Kleman, effective as of August 21, 2000

                         10.2 Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of August 21, 2000

                         10.3 Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000

                         10.4 Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000

                         10.5 Stock Option Agreement between the Company and Tedford G. Marlow, effective as of September 6, 2000

                         10.6 Stock Option Agreement between the Company and Tedford G. Marlow, effective as of September 6, 2000

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

Date:    December 7, 2000                 By:  /s/ Marvin J. Gralnick
     -----------------------------        ----------------------------------
                                          Marvin J. Gralnick
                                          Chief Executive Officer
                                          (Principal Executive Officer)



Date:    December 7, 2000                 By:  /s/ Charles J. Kleman
     -----------------------------        -----------------------------------
                                          Charles J. Kleman
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)