Form 10-K
period 2001-02-03
CHICOS FAS INC
filed 2001-04-30
CIK 897429

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    Commission file number 0-21258

                            ------------------------
                               CHICO'S FAS, INC.
             (Exact name of registrant as specified in its charter)

                FLORIDA                                                     59-2389435
     (State or other jurisdiction                               (IRS Employer Identification No.)
           of incorporation)

       11215 METRO PARKWAY, FORT MYERS, FLORIDA                               33912
       (Address of principal executive offices)                             (Zip code)

                                 (941) 277-6200
                        (Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                                    NAME OF EXCHANGE
            TITLE OF CLASS                         ON WHICH REGISTERED
---------------------------------------  ---------------------------------------
Common Stock, Par Value $.01 Per Share           New York Stock Exchange

                            ------------------------

    Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent fliers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /

    State the aggregate market value of the voting stock held by non-affiliates of the registrant:

    Approximately $594,833,000 as of April 16, 2001 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on April 17, 2001).

    Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:

    Common Stock, par value $.01 per share--17,700,319 shares as of April 16, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:

    Part II Annual Report to Stockholders for the Fiscal Year Ended February 3, 2001.

    Part III Definitive Proxy Statement for the Company's Annual Meeting of Stockholders presently scheduled for June 19, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               CHICO'S FAS, INC.

                           ANNUAL REPORT ON FORM 10-K
                                    for the
                          YEAR ENDED FEBRUARY 3, 2001
                               TABLE OF CONTENTS

PART I...........................................................................................         1
                        Item 1.      Business....................................................         1
                        Item 2.      Properties..................................................        19
                        Item 3.      Legal Proceedings...........................................        20
                        Item 4.      Submission of Matters to a Vote of Security-Holders.........        20

PART II..........................................................................................        23
                        Item 5.      Market for Registrant's Common Equity and Related
                                       Stockholder Matters.......................................        23
                        Item 6.      Selected Financial Data.....................................        24
                        Item 7.      Management's Discussion and Analysis of Financial Condition
                                       and Results of Operations.................................        25
                        Item 7A.     Quantitative and Qualitative Disclosures About Market
                                       Risk......................................................        25
                        Item 8.      Financial Statements and Supplementary Data.................        25
                        Item 9.      Changes in and Disagreements with Accountants on Accounting
                                       and Financial Disclosure..................................        25

PART III.........................................................................................        25
                        Item 10.     Directors and Executive Officers of the Registrant..........        25
                        Item 11.     Executive Compensation......................................        25
                        Item 12.     Security Ownership of Certain Beneficial Owners and
                                       Management................................................        25
                        Item 13.     Certain Relationships and Related Transactions..............        25

PART IV..........................................................................................        26
                        Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
                                       8-K.......................................................        26

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Chico's FAS, Inc., (Chico's or the Company), directly and through its wholly owned subsidiaries, Chico's Distribution, Inc., Chico's Concept, Inc., and Chico's Media, Inc., is a specialty retailer of exclusively designed, private label, sophisticated, casual-to-dressy clothing, complementary accessories and other non-clothing gift items. Virtually all of the clothing, accessories and non-clothing gift items offered at Chico's stores is designed by the Company's in-house product development team and bears the "CHICO'S" trademark. Each Chico's store offers separates, as well as collections, of color-coordinated tops, pants, shorts, skirts, dresses, vests, jackets, outerwear and accessories, including belts, scarves, earrings, necklaces and bracelets. Emphasizing casual yet stylish comfort, Chico's clothing is made from natural fabric (including 100% cotton, rayon, linen and silk) blends and newer sophisticated synthetics. The styling is relaxed, figure-flattering and designed for easy care. During the past several fiscal years, the Company has successfully introduced certain synthetic fabrics which provide a more seasonless look, yet which still offer the relaxed fit and easy care characteristics. Chico's believes that its target customer includes women of all ages who seek style, attitude and comfort in their casual clothing, with a particular focus on 30 to 60 year old women with moderate and higher income levels.

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

    Since 1997 the Company has moved more toward a markdown strategy where first and second markdowns have been taken in front-line stores. During this time, the Company's same store sales have generally been in positive double digits and the Company has generally not pursued opening additional outlet stores. The Company now believes it would benefit both front-line and outlet margins if it were to open additional outlet stores and the Company is currently re-evaluating its markdown strategies and the manner in which it uses outlets as clearance vehicles.

    Also during the past few fiscal years, the Company has been testing the sale of non-clothing products, such as footwear, which complement the clothing products and such as aroma-therapy candles, watches, and other products which are designed by the Company as gift items. All of these new items are intended to promote the Chico's brand name in areas beyond clothing. Because of the additional space required to accommodate the non-clothing items and to improve the visual ambiance of its clothing and accessory presentations, the Company is actively pursuing larger spaces for its existing and new stores. Rather than targeting a 1,400 net selling square foot store, the Company now believes the ideal store size is nearer 1,800-2,500 net selling square feet. Although the Company will still open stores within the 1,200-1,500 net selling square foot range, it is actively pursuing stores with 1,800-2,500 net selling square feet.

    As of April 20, 2001, the Company's retail store system consisted of 255 stores (averaging approximately 1,607 net selling square feet), of which 237 were Company-owned front-line "Chico's" stores, 11 were franchised front-line "Chico's" stores and 7 were "Chico's Outlet" stores. Of this total, 44 stores are located in the Northeast states (NY, NJ, CT, PA & MA), 43 stores are located in Florida, 33 stores are located in California, 20 stores are located in Texas and the remaining 115 stores are located in 31 other states and the District of Columbia. Chico's intends to continue locating its front-line Company-owned stores primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in, or near, mid-to-larger sized markets.

The Company opened 50 new Company-owned front-line and one new outlet store in the fiscal year ended February 3, 2001 (fiscal 2000/2001), while during the same period it closed two Company-owned front-line stores and one Company-owned outlet store. In addition, a franchisee opened two new front-line franchise stores in fiscal 2000/2001. The Company plans to open a minimum of 55 new Company-owned stores in the fiscal year ending February 2, 2002 (fiscal 2001/2002), but also expects to close between two and four existing stores during this time frame.

    During fiscal 2000/2001, the Company added ordering capability to its existing mailers and also initially offered a limited amount of Chico's products available for purchase over the Internet. The Company believes it is important to offer these channels of distribution to the consumer and that it will become increasingly important as the Internet becomes more user friendly in the apparel arena. The Company intends to increase the number and depth of items available through these distribution channels in fiscal 2001/2002.

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

    Chico's private label clothing is designed through the coordinated efforts of the Company's merchandising and product development departments. Style, pattern, color and fabric for individual items of the Company's private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to Chico's target customer. New fashion trends are tested in key stores in small quantities in an effort to minimize risk.

    The Company's design team develops these in-house designs and design modifications. By conceptualizing and designing in-house and then contracting directly with manufacturers and providing some on-site quality control, the Company has been able to realize higher average gross profit margins than the industry while at the same time providing value to its customers.

    The distinctive nature of Chico's clothing is carried through in its sizing. Chico's incorporates international type sizing, utilizing sizes 0 (size 4-6), 1 (size 8-10), 2 (size 10-12), and 3 (size 14-16). As in the past, the Company occasionally offers one-size-fits-all sizing for some items. Because of the relaxed nature of Chico's clothing, this sizing allows Chico's to offer a wide selection of clothing without having to invest in a large number of different sizes within a single style. The Company has also been testing pants with more standard sizing of 8-14 which generally have produced mixed results.

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

        FOCUS ON THE TARGET CUSTOMER. Based upon studies done internally through its customer databases and externally through nationally available databases, as well as informally gathered information from customers, sales associates and store managers, the Company seeks to anticipate and respond to the perceived needs and preferences of its target customer. Chico's target customers are believed to include women of all ages who seek style and attitude in distinctive, casual clothing which represents good value, with a particular focus on 30 to 60 year old women in the moderate and higher income levels. Although the Company had experienced changes in design direction in 1994 and 1996 that caused it to vary from the preferences of those women who historically shopped at Chico's, the current merchandising plan intends to continually focus the entire product development team on the Company's target customer. As part of this focus, the Company reestablished its frequent shopper club ("Passport Club") in early 1999. In addition to promoting customer loyalty, the Passport Club program also allows the Company to monitor spending habits based on known demographics. The Company continues to gather transaction-based and demographic data and intends to use this data to help direct its marketing and store opening efforts. See the "Customer Loyalty" section on page 5 for more details on the "Passport Club".

        CONTINUAL INTRODUCTION OF NEW MERCHANDISE. The Company keeps its stores fresh by continually introducing new merchandise and designs. The Company is continuing its design philosophy for new merchandise whereby merchandise is evolutionary, rather than revolutionary. Chico's intends to continue its focus on trying to make certain that new merchandise items will generally complement the colors and styles of other previously offered Chico's merchandise. This approach is designed to allow Chico's customers to supplement the wardrobe purchases made today with the new merchandise that will arrive in Chico's stores in the future. The Company believes its target customer prefers this continuity in Chico's styles and colors.

        As part of the Company's strategy to continually introduce new merchandise, Chico's seeks to provide a somewhat limited supply of each novelty item of merchandise to each store and in most cases seeks to restock its stores, after the initial shipment is redistributed to all stores, with new styles and designs instead of continually providing additional quantity of existing styles and designs (except for certain core items). This merchandising strategy is intended to foster a sense of urgency for Chico's customers by creating a limited period of time to buy new novelty styles and designs. Slower selling items and the remaining pieces of better-selling items still in a store when new merchandise arrives are frequently consolidated in certain front-line stores and, then marked down and/or sent to its outlet stores. If the style becomes out-of-place due to seasonality, color, etc., it may be subjected to additional markdowns or returned to the Company's distribution center to be held for replenishment at outlet stores or for liquidation.

        PRICING POLICIES. The Company's strategy is to offer its exclusively designed private label clothing and complementary accessories at moderate prices that are believed to be generally competitive with the prices charged for similar quality goods by other specialty apparel retailers and by upscale department stores. For example, tops, pants and jackets are offered at retail price points generally ranging from $22 to $128 per item and accessories are offered at retail price points generally ranging from $14 to $48 per item.

        Historically, the Company's philosophy has generally been to avoid store-wide price markdowns at its front-line stores and the Company believes that in the past it utilized price markdowns to a lesser degree than have its principal competitors. Since fiscal 1998, the

    Company shifted its strategy for markdowns and clearance of slower moving merchandise. Rather than placing the emphasis on clearing most of the goods at outlet stores or local warehouse sales, the Company has been making more extensive use of its front line stores to clear slower selling merchandise through chain-wide markdowns of these items and by initiating such markdowns at an earlier date in the product life cycle. The Company believed this strategy reduced the need to rely on its outlet stores as a principal means of clearing slower selling merchandise. The Company is re-evaluating its outlet and overall clearance strategies in front-line stores with the intent to reduce markdowns in most front-line stores, but particularly in those stores that are selling in excess of $1,000 per net selling square feet. This is likely to result in the opening of several additional outlet stores and could involve specific buying programs to supplement the clearance of goods in the Company-owned outlets. The Company expects to continue to complement its pricing policies with its strategy to continually replace merchandise at its front-line stores and to transfer older merchandise to its outlet stores or the Company's distribution center for liquidation, although the Company intends on continuing markdowns in certain front-line stores to provide more immediate clearance of goods.

        STORE DESIGN AND MERCHANDISE PRESENTATION. Chico's historical store design, interior layout and merchandise presentation tends to complement Chico's private label casual clothing and personalized service, helping to create a "boutique" atmosphere with an open and comfortable ambiance. A typical store has a warm feel with wood and stainless steel including hardwood or natural concrete floors, antiques and brushed aluminum or wood fixtures. However, each store can be quite different as the Company has many different sizes and shapes of stores and as the interior decor and storefront is chosen carefully to complement the setting including both its location and the building itself. These individual touches are balanced against a certain amount of standardization. Merchandise is generally presented on wooden or stainless steel fixtures with coordinating colors and outfits shown together rather than being grouped by tops, bottoms, etc.

        To encourage sales of multiple wardrobe items, Chico's stores also may use "color areas," which present coordinated colors or seasonal themes in different areas of the store. Rather than displaying clothing by type (for example, tops with tops, pants with pants, etc.), merchandise is grouped by color coordinated items of clothing and accessories. Such a grouping typically includes several different coordinated tops, pants, shorts or other items of clothing as well as accessories such as belts, earrings and necklaces that could be used to create several different ensembles and looks that appeal to various lifestyles. Sales associates are trained to assist customers in creating such ensembles. Management believes the color coordinated grouping of merchandise strengthens the style image of the merchandise and enhances the likelihood for multiple item purchases. Accessories and other non-apparel items accounted for approximately 14% of the Company's net sales in fiscal 2001, compared to a range of 12% to 13% over the previous three fiscal years. Continuing efforts are being made to improve the volume of accessory and other non-apparel item sales in fiscal 2002 through better coordination of accessories with clothing and continual testing of non-apparel branded items.

        QUALITY ASSURANCE. Currently, approximately half of the clothing offered for sale at Chico's stores is manufactured abroad. The Company has diversified its manufacturing sources to a number of different countries but continually finds it necessary to address quality control. The Company has now developed a more focused system for inspection of clothing during the manufacturing process and upon receipt in this country and has had some greater experience with vendors to identify those who provide the level of quality Chico's demands. Also, Chico's has been more careful to utilize each vendor to manufacture the merchandise, or fabric, with which the vendor has the most experience. The Company has in more recent years been expanding its use of domestic vendors, where possible, and it intends on continually exploring opportunities with domestic vendors and also with vendors in China, Hong Kong, India and Mexico.

    PERSONALIZED SERVICE AND CUSTOMER ASSISTANCE. The Company has always considered personalized customer service one of the most important factors in determining its success. The Company intends, through training efforts, to make certain that Chico's sales associates offer assistance and advice on various aspects of their customers' fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits and suggestions on different ways in which to wear Chico's clothing and accessories. As part of its strategy to reinforce the casual aspects of Chico's clothing, Chico's sales associates are trained to demonstrate to customers the most attractive ways to wear Chico's clothing. Dressing rooms are generally not equipped with mirrors, encouraging customers to come out of the dressing rooms in Chico's clothes so that store personnel can provide such assistance. The Company has not found it necessary to offer alteration services.

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

    Chico's takes pride in empowering its employees to make decisions that best service the customer. This healthy sense of empowerment enables Chico's employees to exceed customers' expectations. In addition, many of the Company's store managers and sales associates were themselves Chico's customers prior to joining the Company and can therefore more easily identify with customers.

    Chico's employees are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico's store.

    CUSTOMER LOYALTY. Chico's preferred customer club established in the early 90's and known as the "Passport Club", was designed to encourage repeat sales and customer loyalty. Features of the club include discounts, special promotions, invitations to private sales and personalized phone calls regarding new merchandise. In late 1994, the Company decided to limit the number of new members and to evaluate ways to restructure the program. During 1997 and 1998, the Company established a new database of customers that shop at Chico's using credit cards. In 1998, the Company also performed an independent study of its then existing Passport members (approximately 20,000 members were still active from this club which included over 40,000 members at its peak) and store managers to determine the most important features of the Club and to help assess feasibility of relaunching the Club.

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

    Since the relaunch in early 1999, the Company has been very successful in increasing its database of "temporary" and "permanent" Passport members. As of April 20, 2001, the Company had over 250,000 permanent Passport members and over 612,000 "temporary" Passport members, which now account for approximately 60% and 23% of overall sales, respectively. During the current year, the

Company signed up an average of 30,700 "temporary" new members per month of which an average of 11,800 per month spent the required $500 to become a permanent member. Prior to the relaunch of the Passport Club, the permanent members accounted for approximately 10% of overall sales and the Company was unable to effectively track "temporary" Passport members sales.

    The Company believes that permanent Passport members shop more frequently and spend more on the average transaction than "temporary" Passport members. During the fiscal year ended February 3, 2001, the average permanent passport member spent $132 per transaction and shopped five to eight times per year, while the "temporary" Passport members averaged $85 per transaction and shopped one to three times per year.

    With the more sophisticated database hardware and software the Company has acquired to manage the SKU-level transactions being recorded for both temporary and permanent Passport Club members, the Company believes it is better able to more sharply focus its marketing, design and merchandising efforts to better address and define the desires of its target customer.

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

    ADDITIONAL COMPANY-OWNED STORES. Management believes that the ability to open additional Company-owned Chico's stores will be a factor in the future success of the Company. During fiscal 1998/1999, the Company opened 22 new company stores and one new franchised store while closing two outlet stores. During fiscal 1999/2000, the Company opened 40 new company stores and one new franchised store while closing three front-line stores. During fiscal 2000/2001, which was just completed, the Company opened 51 new Company-owned stores and two new franchised stores while closing two front-line stores and one outlet store. As of April 20, 2001, the Company has opened 5 front-line stores of a minimum of 55 new Company-owned stores planned to be opened in fiscal 2001/2002, and the Company has signed leases for several new Chico's store locations. The Company also is currently engaged in negotiations for the leasing of numerous additional sites. The Company generally expects to open 10 new stores in the first quarter and 15 each quarter for the rest of this fiscal year.

    In general the Company intends to locate its new stores predominantly outside of Florida. In deciding whether to open a new store, the Company undertakes an extensive analysis which includes the following: identifying an appropriate geographic market; satisfying certain local demographic requirements; evaluating the location of the shopping area or mall and the site within the shopping area or mall; assessing proposed lease terms; and evaluating the sales volume necessary to achieve certain profitability criteria. Once the Company takes occupancy, it usually takes from three to five weeks to open a store. After opening, Chico's front-line stores have typically generated positive cash flow within the first year of operation (after allocation of a portion of home office administrative expense based on sales and after recovery of the Company's out-of-pocket cash expenses in opening the new store) and have typically had a ten month to eighteen month payback of all initial capital and inventory costs. However, there can be no assurance that new Chico's stores will achieve operating results similar to those achieved in the past.

    The Company plans to grow by opening additional Company-owned stores and the Company does not currently intend to increase the number of franchisees. The Company intends to continue providing full support for its franchise network and anticipates that one of its existing franchisees may be able to further meet the Company's criteria for opening additional stores in its limited territory. This franchisee opened one new franchised store in fiscal 1998/1999, one in fiscal 1999/2000 and two in fiscal 2000/2001.

STORE LOCATIONS

    Chico's stores are situated, for the most part, either in tourist areas or in, or near, mid-to-larger sized markets. The Company's front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls which offer high traffic of Chico's target customers. The Company seeks to locate the Company-owned front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more mid-to-high end department stores as anchor tenants. Chico's outlet stores are currently located in outlet centers, although the Company is evaluating the possibility of opening in value centers and other more upscale centers.

    Chico's Company-owned, front-line stores average approximately 1,586 net selling square feet, while the Company-owned outlet stores average approximately 2,353 net selling square feet. In fiscal 1998/1999 and fiscal 1999/2000, the Company began a strategy of opening somewhat larger stores than it has opened in the past. Currently, the Company is seeking to open front-line stores with approximately 1,800-2,500 net selling square feet to promote an improved visual ambiance and the expanded offerings of its current products. However, in locations where the Company has a desire to establish a store but where the optimum store size is unavailable, the Company often will lease a front-line store with as few as 1,200 net selling square feet or as many as 3,500 net selling square feet. If the volume of business at one of these smaller stores is sufficient, and there is no ability to expand the existing store, the Company has chosen in the past to open additional stores nearby, operating more than one Chico's store in the same general shopping area.

    At April 20, 2001, there were 255 Chico's stores, of which 237 were Company-owned front-line Chico's stores, eleven were franchised Chico's stores and seven were Chico's Outlet stores. Chico's stores are located in the following jurisdictions:

                                                  COMPANY    COMPANY-OWNED   FRANCHISED
                                                   OWNED     OUTLET STORES     STORES     TOTAL STORES
                                                  --------   -------------   ----------   ------------
Florida.........................................     39               3           1            43
California......................................     32               1          --            33
Texas...........................................     20              --          --            20
New Jersey......................................     12              --          --            12
Illinois........................................     10               1          --            11
New York........................................     11              --          --            11
Ohio............................................     11              --          --            11
Connecticut.....................................      8              --          --             8
Minnesota.......................................     --              --           8             8
Michigan........................................      6              --           1             7
Pennsylvania....................................      7              --          --             7
Virginia........................................      7              --          --             7
Massachusetts...................................      6              --          --             6
Georgia.........................................      5              --          --             5
Maryland........................................      5              --          --             5
North Carolina..................................      5              --          --             5
South Carolina..................................      5              --          --             5
Tennessee.......................................      4               1          --             5
Louisiana.......................................      4              --          --             4
Washington......................................      4              --          --             4
Alabama.........................................      2               1          --             3
Arizona.........................................      3              --          --             3
Colorado........................................      3              --          --             3
Utah............................................      3              --          --             3
District of Columbia............................      2              --          --             2
Indiana.........................................      1              --           1             2
Kansas..........................................      2              --          --             2
Kentucky........................................      2              --          --             2
Missouri........................................      2              --          --             2
Nevada..........................................      2              --          --             2
New Mexico......................................      2              --          --             2
Oklahoma........................................      2              --          --             2
Oregon..........................................      2              --          --             2
Rhode Island....................................      2              --          --             2
Maine...........................................      1              --          --             1
Mississippi.....................................      1              --          --             1
Nebraska........................................      1              --          --             1
Vermont.........................................      1              --          --             1
Wisconsin.......................................      1              --          --             1
Wyoming.........................................      1              --          --             1
                                                    ---        --------          --           ---
        TOTAL...................................    237               7          11           255
                                                    ===        ========          ==           ===

    In a typical new front-line Chico's store, the Company's cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $250,000 to $550,000 (after taking into account landlord construction allowances and other concessions).

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

    The following table sets forth information concerning changes in the number of Chico's Company-owned and franchise stores during the past five fiscal years:

                                                                        FISCAL YEAR ENDED
                                               -------------------------------------------------------------------
                                               FEBRUARY 1,   JANUARY 31,   JANUARY 30,   JANUARY 29,   FEBRUARY 3,
                                                 1997**         1998          1999          2000          2001
                                               (53 WEEKS)    (52 WEEKS)    (52 WEEKS)    (52 WEEKS)    (53 WEEKS)
                                               -----------   -----------   -----------   -----------   -----------
NUMBER OF COMPANY-OWNED STORES
Stores at beginning of year..................      111           123           132           154           191
  Opened*....................................       13            14            22            40            51
  Acquired from franchisees..................        1             1             2            --            --
  Closed.....................................       (2)           (6)           (2)           (3)           (3)
                                                   ---           ---           ---           ---           ---
Stores at end of period......................      123           132           154           191           239
                                                   ---           ---           ---           ---           ---
NUMBER OF FRANCHISE STORES
  Stores at beginning of year................       12            10             9             8             9
  Opened*....................................       --            --             1             1             2
  Sold to Company............................       (1)           (1)           (2)           --            --
  Closed.....................................       (1)           --            --            --            --
                                                   ---           ---           ---           ---           ---
Stores at end of period......................       10             9             8             9            11
                                                   ---           ---           ---           ---           ---

NUMBER OF TOTAL STORES.......................      133           141           162           200           250
                                                   ===           ===           ===           ===           ===

------------------------

* Does not include stores that opened as relocations of previously existing stores within the same general market area (approximately five miles) or substantial expansions of stores.

** Numbers of stores relate to a thirteen month period which runs from January 1, 1996 through February 1, 1997.

OUTLET STORES

    As of April 20, 2001, the Company operated seven outlet stores under the name "Chico's." Chico's outlet stores carry slower-selling items removed from front-line stores, remaining pieces of better-selling items replaced by new shipments of merchandise to front-line stores, returns of merchandise accepted from franchise stores under the Company's franchisee return policy and seconds of the Company's merchandise. Chico's outlet stores act as a vehicle for marking down the prices on such merchandise while continuing to allow Chico's front-line stores to maintain a somewhat limited markdown policy. Prices at Chico's outlet stores generally range from 30% to 70% below regular retail prices at Chico's front-line stores. Although service is also important at Chico's outlet stores, there is somewhat less emphasis in the outlet stores on personalized customer service. Sales from the Company's outlet stores represented approximately 3% of the Company's net sales during fiscal 2000/2001. Chico's outlet stores have not been intended to be profit centers, but the Company is re-evaluating its approach to outlet stores, including possibly supplementing merchandise received from its franchise and front-line stores with direct purchases.

    Chico's outlet stores are generally larger than front-line stores, averaging approximately 2,353 net selling square feet. The Company opened one outlet store in fiscal 2000/2001 and no new outlet stores in fiscal 1999/2000.

FRANCHISE STORES

    Currently, there are eleven franchised Chico's stores operated by four owners, none of whom is otherwise affiliated with the Company. Each franchisee paid an initial franchise fee of between $5,000 and $75,000 per store and is not required to pay any continuing monthly royalty. Each franchisee has been provided an exclusive license at a specified location to operate a Chico's store and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of Chico's merchandise. The term of the franchise is generally ten years, renewable for additional ten-year periods if certain conditions pertaining to the renewal are met (including the payment of a renewal fee). Franchisees are required to operate their Chico's stores in compliance with the Company's methods, standards and specifications regarding such matters as store design, fixturing and furnishings, decor and signage, merchandise type and presentation, and customer service. The franchisee has full discretion to determine the prices to be charged to customers generally by changing or replacing any pre-ticketed price tags. Franchisees are required to purchase all Chico's brand clothing and all accessories from Chico's or from suppliers approved by the Company. Currently, the merchandise offered by Chico's franchisees at their stores is purchased from the Company at prices equal to 48% to 50% of suggested retail prices, subject to rebates of between 2% and 6% as described below. In certain situations, franchise stores may carry other brands of clothing or accessories if such merchandise is approved by the Company. In such cases, franchisees may be required to pay to the Company a monthly royalty equal to 5% of gross sales of any approved merchandise not purchased from Chico's. In the current period, the Company's net sales to franchisees was approximately $4.6 million, or 1.8% of total net sales.

    Some franchisees have entered into franchise territory development agreements with the Company, which grant to the franchisee the right to develop and own a specified number of Chico's stores within a specified period of time or which preclude the Company from opening Company or franchised stores without first giving the franchisees the right to open the proposed Chico's store within the respective limited territories granted to such franchisees. As of April 7, 2001, the franchisee holding franchise rights in Minnesota has the right to open additional Chico's stores, and one other franchisee has the right to preclude the Company from opening a Company or franchised store in the respective territory without first giving the franchisee the right to open the store. With respect to the franchise rights granted in Minnesota, the Company granted an exclusive right to develop Chico's stores and subfranchise within the state of Minnesota. Certain of these franchisees, including the Minnesota franchisee, may technically have the ability to open an unlimited number of additional stores within their respective limited territories. However, the Company believes that economic, logistic and other practical considerations effectively limit the number of additional stores that these franchisees may open in the future. The Company does not believe that these territory and right of first refusal rights will significantly limit the Company's ability to expand.

    The Company intends to continue supporting its existing franchise network. However, the Company does not intend at this time to pursue any new franchises or to enter into any additional franchise territory development agreements. In the past, the Company has acquired certain franchise stores that have been offered for sale to the Company. During the current period, the Company did not repurchase any of its franchise stores although it will consider additional purchases of franchise stores that may be offered to the Company from time to time in the future. In addition, the Company may terminate franchises where performance or circumstances so justify. Management expects that

Chico's franchise stores will play an increasingly less important role in the Company's future sales and profitability.

    Beginning in February 2000, the Company offered franchisees an additional 2% to 6% increase in their discount rate if they agreed to modify their purchase agreements and reduce returns of merchandise to the Company. All franchise owners agreed to the modifications. The Company believes this additional incentive has been instrumental in reducing franchise returns, as a percent of purchases, although it has also reduced franchise gross margins.

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

    The Company has established a formalized training program that is intended to reinforce and enhance the personalized customer service offered by all associates as well as increase their merchandise knowledge. The comprehensive training program includes a Fashion Information Training (F.I.T.) module and a Most Amazing Personal Services (M.A.P.S.) module which the Company believes will help assure sales associates better understand the Chico's product and improve the level of service provided to its customers.

    The Company currently supervises store operations through its Vice President-Director of Stores, its Vice President-National Sales Manager, a National Operations Manager, three to four Regional Sales Managers, sixteen to eighteen District Sales Managers and four to six Area Sales Managers. The National Sales Manager and National Operations Manager provide assistance to the Director of Stores in supervision of the Regional Sales Managers, while the Regional Sales Managers have direct supervision responsibility of the District and Area Sales Managers. Each District and Area Sales Manager supervises multiple store locations. Area Sales Managers are in training for District Sales Manager status and generally supervise less stores in a smaller territory. District and Area Sales Managers have primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, staffing, training and expense-control programs established by headquarters. Management is continually reviewing its supervisory structure with the intent of improving the performance of individual stores and store managers.

MANAGEMENT INFORMATION SYSTEMS

    The Company's current management information systems are based on an IBM AS400 and numerous Windows NT networks located at the home office in Ft. Myers, which provide a full range of retail, catalog, Internet, financial and merchandising information systems, including purchasing, inventory distribution and control, sales reporting, accounting, warehousing and merchandise management using Island Pacific, STS Marketworks, JDA's Arthur software products, and Mozart by Commercialware.

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

    During the first six months of 2001, the Company intends to replace its in-house developed, DOS-based, cash register systems with a cash register using a Windows NT platform in a wide area network and using the CRS Retail Systems software used by many other retailers. It is anticipated this new register will improve customer service, reporting, training and overall functionality, including allowing the Company to integrate all three channels of distribution and allowing the use of computer-based training to complement its existing training programs. Over the past several months, the Company successfully installed this CRS system in over 50 stores throughout the United States. The Company anticipates it will roll out the new register systems to the rest of the Company-owned stores over the next six months. In fiscal 2001/2002, the Company will also be installing JDA's Arthur software system to assist in merchandise planning and allocation.

    In fiscal 1998/1999, the Company acquired sophisticated database marketing software from STS Systems, Inc. to keep track of its Passport Club purchases and to assist in analyzing merchandise selling within certain customer demographics. This system became fully operational in fiscal 1999/2000. In addition, during fiscal 2000/2001 the Company installed the Mozart software from Commercialware to manage its catalog and Internet activities. It is anticipated that the Company will be evaluating a change in its warehouse management software in 2001.

    The Company is committed to an ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments.

MERCHANDISE DISTRIBUTION

    New merchandise is generally received several times per week at the Company's distribution center in Ft. Myers, Florida. Merchandise from the United States vendors is trucked to Ft. Myers or arrives by air as the circumstances require. Most of the merchandise from foreign vendors arrives in this country via air (and occasionally by sea) at Miami, Florida, and is transported via truck to Ft. Myers. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture. Over the past several years, the Company found it necessary to rely more heavily on air shipments in order to keep its stores supplied with merchandise, thus impacting the cost of obtaining merchandise and the gross profit margins. However, until the Company is able to address its merchandising challenges to implement stronger lines of communication and controls, it is likely that air shipments may still need to be relied upon for much of the Company's merchandise supply. The Company's plan is to improve its scheduling and distribution systems so as to reduce the need to rely as heavily on air transportation to obtain merchandise.

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

    The Company has allocated sufficient space in its headquarters facility to permit fulfillment of mail order and Internet sales directly from its distribution center. The Company intends to continue fulfilling these orders from its distribution center.

    The Company began to evaluate its distribution space needs for the short and long term in fiscal 2000/2001. Based on this initial study performed by an outside consulting firm, the Company has decided to lease an additional 19,400 square feet of distribution space adjacent to its property. In addition, the Company has decided it will restructure its physical distribution operations, and evaluate acquiring a new software package to improve productivity. Over the long term, the Company is evaluating whether its distribution needs can be met by continuing to maintain all, or some, of its distribution facilities in Ft. Myers and whether establishing distribution facilities in other locations may be advisable.

    The capacity of the Company's distribution center, with the above committed changes, should be sufficient, in the opinion of management, to service the Company's needs for at least two years of future growth. The Company is committed to review its facilities in fiscal 2001/2002 to properly address its long term distribution needs.

MERCHANDISE DESIGN AND PRODUCT DEVELOPMENT

    The Company's private label clothing is developed through the coordinated efforts of the Company's merchandising, creative and product development departments. Style, pattern, color and fabric for individual items of the Company's private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to Chico's target customer. The Company's creative and product development departments report to Tedford G. Marlow, Executive Vice President and Patricia A. Murphy, Senior Vice President--General Merchandise Manager and are headed up by Linda Costello, Director of Product Development, and Janet C. Ydavoy, Vice President, Production and Sourcing. Patricia A. Murphy, the Company's Senior Vice President-General Merchandise Manager, also has the responsibility of overseeing and coordinating the buying, planning, and allocation of merchandise.

    The creative and product development teams develop the Company's in-house designs and design modifications. In addition to selecting distinctive patterns and colors, the Company's product development teams are particularly attentive to the design and specification of clothing style, construction, trim and fabric treatment. The Company believes this attention to design detail assists in distinguishing Chico's clothing and strengthening the customer's perception of quality and value.

    Although the Company develops merchandise for specific seasons, the product development efforts are a constant process which result in the continual introduction of new merchandise in the Company's front-line stores. This continual process supports the Company's merchandising and inventory strategy, and serves to reduce somewhat the Company's exposure to fashion risk.

    The Company has historically purchased most of its clothing and accessories from companies that manufacture such merchandise in foreign countries except for the "cut and sew" operations described below. The Company does business with all of its foreign vendors and importers in United States currency, often supported through letters of credit. Clothing manufacturers utilize the designs and specifications provided by the Company through its CAD programs. Except for certain U.S. based "cut and sew" operations, the Company generally does not purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers. Since late 1997, the Company has been buying specialized cloth and providing the cloth to domestic "cut and sew" manufacturers in the United States who are engaged by the Company to make the specified designs and styles. The Company anticipates it is likely to continue this practice in the future.

    Currently, the Company contracts with approximately 25 to 30 apparel vendors, 60 to 75 accessory vendors, several fabric suppliers and several "cut and sew" vendors. Over the past several years, there has been a significant shift from vendors in Turkey and Guatemala to vendors in China, India and the United States. However, because of certain perceived lower sourcing costs that can be associated with the Company's vendors in various parts of the world and certain other long term uncertainties presented by such vendor relationships, the Company intends to continue to redirect a portion of its sourcing activities towards new vendors in China, India, Mexico and other areas.

    In the current period, United States sources (including the cost of fabric and "cut and sew" vendors) accounted for approximately 50% of the Company's purchases, China sources accounted for approximately 23% of the Company's purchases, India sources accounted for approximately 12% of overall purchases, and Turkey sources accounted for approximately 10% of overall purchases, while Indonesia, Japan, Mexico, Peru and other sources, in the aggregate, amounted to under 5% of overall purchases. In fiscal 2001/2002, the Company expects sourcing from China could become 30 to 40% of overall purchases, while vendors in Turkey can be expected to continue to provide approximately 10 to 15% of total purchases. Purchases from vendors in India are likely to grow to 15 to 20% of total purchases, while United States vendors are expected to decrease as a percentage of overall purchases.

    Although there are no manufacturers that produced more than 10% of the Company's merchandise during the last fiscal year, the Company has contracted with one intermediary vendor that accounted for 36% of the Company's purchases (including all fabric and labor) during the last fiscal year through separate subcontracts with seven "cut and sew" factories in the United States. With respect to purchases made through this intermediary, the Company, for the most part, purchases the necessary specialized cloth and then coordinates with this intermediary who arranges for various independent United States "cut and sew" manufacturers to make the specified designs and styles. Although the Company believes that its relationship with this particular intermediary is good, there can be no assurance that this relationship can be maintained in the future or that the intermediary will continue to be available to coordinate and facilitate production and supply of merchandise. If there should be any significant disruption in the supply of merchandise through this intermediary in particular, management believes that it can successfully implement its contingency plans so as to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a short term material adverse impact, and possibly even a longer term material adverse impact, on the Company's operations.

    As with most apparel importers, the Company has infrequently experienced certain difficulties with the quality and timeliness of delivery of merchandise manufactured overseas. Although the Company has been sensitive to quality control and has taken certain steps to better control the quality of merchandise secured from foreign vendors, there can be no assurance that the Company will not experience problems in the future with matters such as quality or timeliness of delivery. If political instability, economic instability, natural disasters or other factors in a foreign country in which merchandise is produced for the Company disrupt, curtail or otherwise impact overseas production, or curtail delivery of such merchandise to the United States, the Company's operations could be materially and adversely affected.

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

IMPORTS AND IMPORT RESTRICTIONS

    Although Chico's has shifted a significant portion of its manufacturing of clothing to United States manufacturers, a majority of Chico's clothing and accessories are likely to be manufactured outside of the United States. As a result, the Company's business remains subject to the various risks of doing business abroad and to the imposition of United States customs duties. In the ordinary course of its business, the Company may from time to time be subject to claims by the United States Custom Service for tariffs, duties and other charges.

    Imports from Turkey, Hong Kong, China, India, Mexico, Japan and Peru currently all receive the preferential tariff treatment that is accorded goods from countries qualifying for normal trade relations status ("NTR"), formerly known as most favored nation status. If the NTR status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of NTR treatment or subject to retaliatory tariffs, it would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in NTR status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries. Although Chico's expects NTR status to continue for the countries where its principal vendors are located, the Company cannot predict whether the U.S. Government will act to remove NTR status for any of the countries or impose an overall increase in duties on foreign made goods.

    The NTR status for China has in the past been subject to an annual review, and this annual review has generated considerable debate. On October 10, 2000, then-President Clinton signed legislation that would eliminate the need for this annual review and establish permanent NTR status between the United States and China. However, such permanent NTR status will go into effect only after China finalizes its accession protocol with the World Trade Organization ("WTO"). The Company cannot provide assurance that this will occur or when it will occur. In addition, the U.S. and China recently have been involved in a dispute concerning a U.S. intelligence-gathering aircraft forced to land in Chinese territory, and this dispute has led members of Congress to introduce legislation that would repeal NTR status for China, notwithstanding its possible accession to the WTO. The countries' disagreements continue to be unresolved, and the Company cannot predict whether the pending NTR repeal legislation will be pursued. Even assuming amicable resolution of the countries' present dispute and the accession of China into the WTO, future diplomatic tension could again result in pressure to repeal China's NTR status.

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

    As of April 6, 2001, of the countries where the Company's existing or planned key vendors have manufacturing operations or suppliers, none was a priority foreign country. Turkey, India and Peru were on the priority watch list and Mexico was on the secondary watch list.

    In addition, Super 301 (an even more powerful portion of Special 301) was revived in 1999. Super 301 requires the administration to identify and investigate annually foreign trade practices that do the most harm in blocking U.S. exports. This identification is intended to be followed by negotiations backed with the threat of sanctions. India has recently been subject to Super 301 review for certain tariff practices relating to textiles. The USTR has pledged to "take appropriate action as necessary" to address the areas of concern raised by the Super 301 review, but the Company cannot predict whether any further action will be taken by the USTR against India or whether any such action would affect the Company's relationships with its vendors in India. The USTR has also relied upon Super 301 to review certain of Mexico's customs valuation practices, and has concluded that those practices violate international agreements. The USTR has requested bilateral consultations with the Mexican government in order to seek changes that would bring the disputed policies into compliance with the international agreements alleged to have been violated. The Company cannot predict whether any further action will be taken by the USTR against Mexico or whether any such action would affect the Company's relationships with its vendors in Mexico. As of April 6, 2001, none of the other countries where the Company's existing or planned key vendors have manufacturing operations has been cited under Super 301.

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

    The GSP will expire by its terms on September 30, 2001. Although the USTR and key members of Congress have expressed support for extension of the GSP program, no bill extending the GSP program has been introduced in Congress, and the likelihood of this extension is uncertain.

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

ADVERTISING AND PROMOTION

    The marketing program for the Company currently consists of the following integrated components:

    - The Passport program (see page 5)

    - Direct mailer/catalogs

    - National print and TV advertising

    - Internet and direct phone sales

    - Outreach programs

    Chico's historically has not allocated significant resources to mass media advertising other than direct mail. Chico's has preferred instead to attract customers through its direct mail programs (which began in 1997), word-of-mouth advertising, its general reputation, its relaunched Passport Club and the visual appeal of its stores and window presentations of its merchandise. Chico's sales associates promote this often by making personal telephone calls to existing customers informing them about new merchandise. Over the past several years the Company increased its use of brochures, catalogs and other merchandise image pieces mailed to customers and made available at Chico's stores.

    In September 1999, an integrated marketing program was initiated with store mailers and national print advertising reinforcing each other. The Passport program database was expanded with inquiries from advertising prospect mailings and signup drives in the stores. The mailers were successful in pushing traffic into the stores and this program was expanded in the fiscal year ended
February 3, 2001. The Chico's customers maintained in the database currently receive an average of one mailer per month. The national print ad program currently focuses on magazines that have produced the best response rates for Chico's measured by inquiries over the telephone and the Company's website. A regional and national test of television ads was conducted in the first quarter of the current fiscal year with a strong response. The Company plans a second test in April 2001, with more television advertising presence thereafter if the strong results continue.

    Internet and telephone sales began in late May of 2000 and forecast internal sales budgets were exceeded. The Company's website was expanded to include over 400 items in January 2001, and Internet and telephone sales dramatically increased. The Company had been anticipating direct sales (catalog and Internet) of $7.5 million in the current fiscal year. Chico's is ahead of its monthly forecast as of April 16, 2001, with March 2001 being the first month to experience in excess of $1 million shipped. The Company's web presence and call center also take in thousands of store location and catalog request inquiries per week. In the year ended February 3, 2001, Chico's received over 120,000 catalog requests, most stemming from national ads. Each component of the marketing program supports and reinforces the other. The Company anticipates
13 million catalogs or mailers, together with national print, television ads, and web presence will be part of a marketing budget that will be between 3% and 3.5% of net sales in the fiscal year ended February 2, 2002.

    Chico's also places additional emphasis on what it refers to as its "outreach programs." Chico's outreach programs include, among other events, fashion shows and wardrobing parties that are organized and hosted by Chico's store managers and sales associates. As part of these outreach programs, the Company also encourages Chico's managers and sales associates to become involved in community projects. The Company has found its outreach programs are effective in providing introductions to new customers. The Company believes that these programs are effective marketing vehicles and it has developed programs to help its store level employees use these programs.

COMPETITION

    The women's retail apparel business is highly competitive and has become even more competitive in the past several years. Chico's stores compete with a broad range of national and regional retail chains, including other women's apparel stores, department stores and specialty stores, as well as local retailers in the areas served by individual Chico's stores, all of which sell merchandise generally similar to that offered in Chico's stores. Even discount department stores have begun to carry merchandise which is designed to compete for the consumers that historically have been the Company's target customer. Although management believes that there is limited direct competition for Chico's merchandise largely because of the distinctive nature of Chico's stores and merchandise, the retailers that are believed to most directly compete with Chico's stores in many of the same local market areas are the mid-to-high end department stores including Nordstrom's, Dillards, Neiman-Marcus and Saks Fifth Avenue and specialty stores which include The Gap, Talbots, J. Jill, The Limited and Banana Republic as well as local boutique retailers in the areas served by individual Chico's stores. The number of competitors and the level of competition facing Chico's stores varies by the specific local market area served by individual Chico's stores.

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

EMPLOYEES

    As of February 3, 2001, the Company employed approximately 2,750 persons, approximately 45% of whom were full-time employees and approximately 55% of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, 89% of the Company's employees worked in Chico's stores, Chico's Outlet stores and in direct field supervision, 2% worked in the distribution center and 9% worked in corporate headquarters and support functions.

    The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company contributes part of the cost of medical and life insurance coverage for eligible employees and also maintains a 401(k), stock option plan and stock purchase plan. All employees also receive substantial discounts on Company merchandise. The Company considers relations with its employees to be good.

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

ITEM 2. PROPERTIES

STORES

    Chico's stores are located throughout the United States, with a significant concentration in Florida, California, Texas and the northeast United States.

    As a matter of policy, the Company prefers to lease its stores and all of the Chico's and Chico's Outlet stores currently operated by the Company are leased. Lease terms typically range from three to ten years and approximately 44% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. Almost 80% of the leases have percentage rent clauses which require the payment of additional rent based on the store's net sales in excess of a certain threshold.

    The following table, which covers all of the 244 Company-owned stores existing as of April 20, 2001, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

                                   LEASES EXPIRING EACH YEAR   LEASES EXPIRING EACH YEAR
FISCAL YEAR ENDING                 IF NO RENEWALS EXERCISED    IF ALL RENEWALS EXERCISED
------------------                 -------------------------   -------------------------
February 2, 2002.................              19                          11
February 1, 2003.................              19                          11
January 31, 2004.................              21                          14
January 29, 2005 and
  thereafter.....................             185                         208

DISTRIBUTION CENTER AND HEADQUARTERS

    The Company's World Headquarters, which is located on approximately 27 acres in Ft. Myers, Florida, was completed and opened in September 1994 and consists of a distribution center, and corporate and administrative headquarters. In the current period, the Company opened a 32,000 square foot addition to its existing corporate and administrative offices. The combined facilities comprise approximately 147,000 square feet, consisting of approximately 75,000 square feet for distribution and approximately 77,000 square feet for administrative purposes, its call center facilities and its design offices including pattern making, sewing and sampling activities. In addition, the Company has subsequent to the fiscal year end, leased an additional 19,400 square feet of distribution space as more fully described on page 13.

    The original construction cost of the combined corporate headquarters and distribution center was approximately $9.6 million, which includes the $1.3 million purchase price for the land. Further, the Company spent approximately $1.6 million for distribution center equipment, software and furnishings. The cost of the addition opened in the current period was approximately $5.0 million, including approximately $800,000 in fixtures for the new facility. Currently, certain assets of the Company's World Headquarters secure a $5.2 million mortgage loan that matures in 2003.

    The capacity of the Company's distribution center, after taking into account the changes and additional leased space more fully described on page 13, should be sufficient, in the opinion of management, to service the Company's needs for at least two years of future growth. The Company is committed to review its facilities in fiscal 2001/2002 to properly address its long term distribution needs.

ITEM 3. LEGAL PROCEEDINGS

    Chico's is not a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business, which the Company believes should not have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    None.

ITEM A. EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information regarding the Company's existing executive officers:

                                   YEARS WITH
NAME                      AGE       COMPANY                           POSITIONS
----                    --------   ----------   ------------------------------------------------------
Marvin J. Gralnick...      66          17       Chief Executive Officer, President, Chairman of the
                                                Board and Director
Helene B. Gralnick...      53          17       Senior Vice President-Design and Concept and Director
Charles J. Kleman....      50          12       Executive Vice President-Finance, Chief Financial
                                                Officer, Secretary/Treasurer and Director
Scott A. Edmonds.....      43           7       Chief Operating Officer and Assistant Secretary
Mori C. MacKenzie....      50           5       Vice President-Director of Stores
Patricia A. Murphy...      57           3       Senior Vice President-General Merchandise Manager
Tedford G. Marlow....      48          --       Executive Vice President-Merchandising, Marketing and
                                                  Product Development

    Marvin J. Gralnick, together with his wife, Helene B. Gralnick, founded Chico's in December 1983. He served the Company as its Chief Executive Officer until September 1993, at which time Jeffrey J. Zwick succeeded Mr. Gralnick in this position. In connection with the resignation of Jeffrey J. Zwick as Chief Executive Officer, President and a director of the Company in November 1994, Mr. Gralnick and Ms. Gralnick returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In
February 1995, Mr. Gralnick re-assumed the role of Chief Executive Officer and in March 1997 re-assumed the position of President following the departure of Melissa Payner. In addition, Mr. Gralnick continues to serve as Chairman of the Board and as a director. Mr. Gralnick served as President from the Company's founding until 1990 when he became Chairman of the Board and was given the official title of Chief Executive Officer. Mr. and Ms. Gralnick's vision and creative talents led the development and evolution of the Company's philosophy and the design and feel of Chico's merchandise and Chico's stores through September 1, 1993 and since November 1994 have continued to lead the Company in this regard.

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

    Charles J. Kleman has been employed by Chico's since January 1989, when he was hired as the Company's Controller. In 1991, he was elected as Vice President/Assistant Secretary. In 1992, Mr. Kleman was designated as the Company's Chief Financial Officer. In September 1993, he was elected to the additional position of Secretary/Treasurer, served as Senior Vice President-Finance from January 1996 through November 1996 and effective
December 1996, was promoted to the position of Executive Vice President-Finance. Prior to joining Chico's, Mr. Kleman was an independent accounting consultant in 1988, and from 1986 to 1988 Mr. Kleman was employed by Electronic Monitoring & Controls, Inc., a manufacturer and distributor of energy management systems, as its Vice President/ Controller. Prior to 1986, Mr. Kleman was employed by various independent certified public accounting firms, spending over four years of that time with Arthur Andersen & Co. Mr. Kleman is responsible for accounting, financial reporting, management information systems, investor relations and overall management of the distribution center.

    Scott A. Edmonds has been employed by Chico's since September 1993, when he was hired as Operations Manager. In February 1994, he was elected to the position of Vice President-Operations and effective January 1, 1996 he was promoted to the position of Senior Vice President-Operations. In February 2000, Mr. Edmonds was further promoted to Chief Operating Officer. Mr. Edmonds is responsible for human resources, store development and operations, store leasing and maintenance, franchise operations, and management of the general headquarters activities. From March 1985 until September 1993, he was President/General Manager of the Ft. Myers branch of Ferguson
Enterprises, Inc., an electric and plumbing wholesaler.

    Mori C. MacKenzie has been with the Company since October 1995, when she was hired as the Director of Stores. In June 1999, she was elected Vice President-Director of Stores. Ms. MacKenzie is responsible for store and field operations management, hiring and training. From January 1995 until October 1995, Ms. MacKenzie was the Vice President of Store Operations for Canadians Corporation. From August 1994 until December 1994, she was the Vice President of Store Development for Goody's Family Clothing. From April 1992 until August 1994, Ms. MacKenzie was the Vice President of Stores for United Retail Group ("URG") and from August 1991 until April 1992 she was employed by Conston Corporation, a predecessor of URG. In addition, Ms. MacKenzie was Vice President-Stores for Park Lane from November 1987 until July 1991, and was Regional Director of Stores for the Limited, Inc. from June 1976 until
October 1987.

    Patricia A. Murphy has been with the Company since September 1997, when she was hired as the Senior Merchant. In April 1998, she was promoted to the position of General Merchandise Manager, in June 1999 she was promoted to Vice President-General Merchandise Manager and in August 2000 was promoted to Senior Vice President-General Merchandise Manager. Ms. Murphy is principally responsible for the buying, planning and distribution activities associated with procurement of merchandise. From February 1987 until September 1997, Ms. Murphy was Vice President of Merchandising and Director of Fashion for Doncaster and from October 1985 until February 1987 was Merchandiser and National Sales Manager for Caribou Sportswear. From 1981 until 1985, she held various positions including Divisional Merchandise Manager and Director of Fashion Coordination for Lane Bryant, a division of the Limited.

    Tedford G. Marlow joined the Company in September 2000 as Executive Vice President-Merchandising, Marketing and Product Development. From December 1998 to September 2000, he was Senior Vice President, Product Development and a member of the Executive Committee of Saks Fifth Avenue. Previously, Mr. Marlow spent over seven years at The Limited, from July 1991 to July 1995 as Executive Vice President & General Merchandise Manager of Structure, and from
February 1995 to December 1998 as President and Chief Executive Officer of Henri Bendel in New York. Mr. Marlow has also held various senior merchandising positions with AX/Armani Jeans, Marshall Field's and Neiman Marcus.

    Marvin J. Gralnick and Helene B. Gralnick are husband and wife. None of the other executive officers or directors are related to one another.

    There are no arrangements or understandings pursuant to which any officer was elected to office. Executive officers are elected by and serve at the discretion of the Board of Directors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    On April 11, 2001, the Company's Common Stock began trading on the New York Stock Exchange under the new symbol "CHS". The Company's Common Stock had previously been traded on the Nasdaq National Market System under the symbol "CHCS". The high and low prices per share, as adjusted for the stock split payable on January 14, 2000, of the Company's Common Stock for each quarterly period for the last two years are set forth in the Company's 2000/2001 Annual Report to Stockholders and are incorporated herein by reference. The prices are not further adjusted for the additional stock split announced by the Company on April 19, 2001 and expected to be distributed on May 16, 2001.

    On April 16, 2001 the last reported sale price of the Common Stock on the NYSE was $38.30 per share.

    The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company's business. Any determination to pay dividends in the future will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company's existing credit facilities contain restrictions on the payment of cash dividends on the Common Stock. Under the provisions of the credit facilities, dividends will be prohibited to the extent such aggregate dividends would cause the Company's tangible net worth to fall below
$65 million.

    The approximate number of equity security holders of the Company is as follows:

                                                        NUMBER OF RECORD HOLDERS
TITLE OF CLASS                                            AS OF APRIL 16, 2001
--------------                                          ------------------------
Common Stock, par value $.01 per share................             407

ITEM 6. SELECTED FINANCIAL DATA

    Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced elsewhere and incorporated in this Annual Report on Form 10-K.

                                                                     FISCAL YEAR ENDED
                                       -----------------------------------------------------------------------------
                                        FEBRUARY 3,     JANUARY 29,     JANUARY 30,     JANUARY 31,     FEBRUARY 1,
                                           2001            2000            1999            1998            1997
                                        (53 WEEKS)      (52 WEEKS)      (52 WEEKS)      (52 WEEKS)      (53 WEEKS)
                                       -------------   -------------   -------------   -------------   -------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING)
OPERATING STATEMENT DATA:
Net sales by company stores..........    $254,824        $152,474        $104,981         $73,597         $62,318
Net sales to franchisees (1).........       4,622           2,528           1,761           1,742           1,755
                                         --------        --------        --------         -------         -------
  Net sales..........................     259,446         155,002         106,742          75,339          64,073
Cost of goods sold (2)...............     108,671          64,950          44,197          33,240          26,713
                                         --------        --------        --------         -------         -------
  Gross profit.......................     150,775          90,052          62,545          42,099          37,360
General, administrative and store
  operating expenses.................     105,412          65,246          47,411          37,185          33,738
                                         --------        --------        --------         -------         -------
Income from operations...............      45,363          24,806          15,134           4,914           3,622
Interest income (expense), net.......         409             177            (151)           (372)           (404)
                                         --------        --------        --------         -------         -------
  Income before taxes................      45,772          24,983          14,983           4,542           3,218
Provision for income taxes...........      17,393           9,494           5,844           1,772           1,287
  Net income.........................    $ 28,379        $ 15,489        $  9,139         $ 2,770         $ 1,931
                                         ========        ========        ========         =======         =======
Basic net income per share (3).......    $   1.64        $    .91        $    .56         $   .18         $   .12
                                         ========        ========        ========         =======         =======
Diluted net income per share (3).....    $   1.56        $    .88        $    .54         $   .17         $   .12
                                         ========        ========        ========         =======         =======
Weighted average shares outstanding-
  diluted (3)........................      18,148          17,681          17,060          16,066          15,952
                                         ========        ========        ========         =======         =======
SELECTED OPERATING DATA:
Company stores at period end (4).....         239             191             154             132             123
Franchise stores at period end (4)...          11               9               8               9              10
                                         --------        --------        --------         -------         -------
Total stores at period end (5).......         250             200             162             141             133
                                         ========        ========        ========         =======         =======
Average net sales per net selling
  store (in thousands) (5)...........    $  1,200        $    904        $    745         $   578         $   523
Average net sales per net selling
  square foot at company stores
  (5)................................    $    809        $    675        $    574         $   449         $   396
Percentage increase (decrease) in
  comparable company store net
  sales..............................        34.3%           23.3%           30.3%           10.7%           (1.3)%
Balance Sheet Data (at year end):
Total assets.........................    $117,807        $ 70,316        $ 49,000         $34,472         $31,248
Stockholders' equity.................      85,321          52,641          34,303          21,456          18,021
Debt and lease obligations, less
  current maturities.................       7,158           6,839           6,713           6,703           7,008
Working capital......................    $ 25,459        $ 26,389        $ 19,852         $ 8,970         $ 6,585

------------------------------

(1) Includes franchisee fees of under $10,000 in certain fiscal years.

(2) Cost of goods sold includes distribution and design costs, but does not include occupancy cost.

(3) Restated to give retroactive effect for the 2 for 1 stock split payable in January 2000 but not restated to reflect the 3 for 2 stock split announced by the Company on April 19, 2001 and expected to by distributed on May 16, 2001.

(4) For information concerning stores opened, acquired, sold and closed, see "Business--Store Locations."

(5) Average net sales per company store and average net sales per net selling square foot of company stores are based on net sales of stores that have been operated by the Company for the full year. For the years ended 2/1/97 and 2/3/01, average net sales per Company store and average net sales per selling square foot of Company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    A discussion and analysis of the financial condition and results of operations for the specified fiscal periods through February 3, 2001 is set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000/2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this Item is set forth under the heading "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in the Company's 2000/2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements and supplementary financial information is set forth under the heading "Financial Statements" in the financial information portion of the Company's 2000/2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information about directors and nominees for director of the Company in the Company's 2000/2001 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A. of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    Information about executive compensation in the Company's 2000/2001 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT

    The information required by this Item is included in the Company's 2000/2001 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is included in the Company's 2000/2001 Annual Meeting proxy statement and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) (1) The following financial statements of Chico's FAS, Inc. and the report thereon of Arthur Andersen LLP dated March 5, 2001, which is included in the Company's Annual Report to Stockholders for the fiscal year ended February 3, 2001, are incorporated herein by reference.

           - Report of Independent Certified Public Accountants.

           - Consolidated Statements of Income for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999.

           - Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.

           - Consolidated Statements of Stockholders' Equity for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999.

           - Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001, January 29, 2000, and January 30, 1999.

           - Notes to Consolidated Financial Statements.

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

        2*              Agreement and Plan of Merger Dated December 19, 1992,
                        between the Company and Chico's International, Inc. (Filed as Exhibit 2 to the Company's Registration Statement on
                        Form S-1 (File No. 33-58134), as filed with the Commission on February 10, 1993, as amended)
        3.1*            Amended and Restated Articles of Incorporation, as amended
                        (Filed as Exhibit 4.1 to the Company's Registration
                        Statement on Form S-8 (Commission File No. 333-44678), as
                        filed with the Commission on August 28, 2000)
        3.2*            Agreement and Plan of Recapitalization dated February 3,
                        1993, by and among Marvin J. Gralnick, Helene B. Gralnick,
                        Barry E. Szumlanski, Lynn Mann and Jeffrey Jack Zwick and
                        Chico's FAS, Inc. (Filed as Exhibit 3.2 to the Company's
                        Registration Statement on Form S-1 (File No. 33-70620), as
                        filed with the Commission on October 21, 1993, as amended)
        3.3*            Amended and Restated By-laws (Filed as Exhibit 3.5 to the
                        Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
        4.1*            Amended and Restated Articles of Incorporation, as amended
                        (Filed as Exhibit 4.1 to the Company's Registration
                        Statement on Form S-8 (Commission File No. 333-44678), as
                        filed with the Commission on August 28, 2000)
        4.2*            Amended and Restated Bylaws (Filed as Exhibit 3.5 to the
                        Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
        4.3*            Form of Common Stock Certificate (Filed as Exhibit 4.5 to
                        the Company's Registration Statement on Form S-1 (File
                        No. 33-58134), as filed with the Commission on February 10,
                        1993, as amended)
       10.1*            Employment Agreement between the Company and Marvin J.
                        Gralnick, effective as of February 7, 2000 (Filed as
                        Exhibit 10.1 to the Company's Form 10-Q for the quarter
                        ended July 29, 2000, as filed with the Commission on
                        September 5, 2000)

       10.2*            Employment Agreement for Helene B. Gralnick, effective as of
                        February 7, 2000 (Filed as Exhibit 10.2 to the Company's
                        Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
       10.3*            Employment Agreement for Charles J. Kleman (Filed as
                        Exhibit 10.6.5 to the Company's Form 10-Q for the quarter
                        ended April 4, 1993, as filed with the Commission on
                        May 18, 1993)
       10.4*            Amendment No. 1 to Employment Agreement between the Company and Charles J. Kleman, effective as of August 21, 2000
                        (Filed as Exhibit 10.1 to the Company's Form 10-Q for the
                        quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
       10.5*            Employment Agreement for Scott A. Edmonds (Filed as
                        Exhibit 10.1 to the Company's Form 10-Q for the quarter
                        ended July 2, 1995, as filed with the Commission on
                        August 14, 1995)
       10.6*            Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of August 21, 2000 (Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on
                        December 8, 2000)
       10.7*            Employment Agreement for Mori C. MacKenzie (Filed as
                        Exhibit 10.4 to the Company's Form 10-Q for the quarter
                        ended October 1, 1995, as filed with the Commission on
                        November 13, 1995)
       10.8*            Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000
                        (Filed as Exhibit 10.3 to the Company's Form 10-Q for the
                        quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
       10.9*            Employment Agreement between the Company and Tedford G.
                        Marlow, dated August 28, 2000 (Filed as Exhibit 10.3 to the
                        Company's Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
       10.10*           Employment Agreement between the Company and Patricia A.
                        Murphy, effective as of August 21, 2000 (Filed as
                        Exhibit 10.4 to the Company's Form 10-Q for the quarter
                        ended October 28, 2000, as filed with the Commission on
                        December 8, 2000)
       10.11            Amendment No. 1 to Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000
       10.12*           1992 Stock Option Plan (Filed as Exhibit 10.7 to the
                        Company's Registration Statement on Form S-1 (File
                        No. 33-58134), as filed with the Commission on February 10,
                        1993, as amended)
       10.13*           First Amendment to 1992 Stock Option Plan (Filed as
                        Exhibit 10.13 to the Company's Form 10-K for the year ended
                        January 2, 1994, as filed with the Commission on April 1,
                        1994)
       10.14*           1993 Stock Option Plan (Filed as Exhibit 10.14 to the
                        Company's Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
       10.15*           First Amendment to 1993 Stock Option Plan (Filed as
                        Exhibit 10.9 to the Company's Form 10-K for the year ended
                        January 30, 1999, as filed with the Commission on April 28,
                        1999)
       10.16*           1993 Employee Stock Purchase Plan (Filed as Exhibit 10.8 to
                        the Company's Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
       10.17*           1993 Employee Stock Purchase Plan, as amended and restated
                        October 9, 1998 (Filed as Exhibit 10.11 to the Company's
                        Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
       10.18*           Third Amendment to Chico's FAS, Inc. 1993 Employee Stock
                        Purchase Plan (Filed as Exhibit 10.12 to the Company's
                        Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)

       10.19*           Fourth Amendment to Chico's FAS, Inc. 1993 Employee Stock
                        Purchase Plan (Filed as Exhibit 10.13 to the Company's
                        Form 10K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
       10.20*           Nonemployee Director's Stock Option Agreement by and between
                        Chico's FAS, Inc., and Verna K. Gibson (Filed as
                        Exhibit 10.14 to the Company's Registration Statement on
                        Form S-1 (File No. 33-70620), as filed with the Commission on October 21, 1993, as amended)
       10.21*           Form of Nonemployee Director's Stock Option Agreement by and
                        between Chico's FAS, Inc. and Verna K. Gibson (Filed as
                        Exhibit 10.51 to the Company's Form 10-K for the year ended
                        January 1, 1995, as filed with the Commission on April 1,
                        1995)
       10.22*           Indemnification Agreement with Marvin J. Gralnick (Filed as
                        Exhibit 10.9.1 to the Company's Form 10-Q for the quarter
                        ended July 4, 1993, as filed with the Commission on
                        August 13, 1993)
       10.23*           Indemnification Agreement with Helene B. Gralnick (Filed as
                        Exhibit 10.9.2 to the Company's Form 10-Q for the quarter
                        ended July 4, 1993, as filed with the Commission on
                        August 13, 1993)
       10.24*           Indemnification Agreement with Charles J. Kleman (Filed as
                        Exhibit 10.9.5 to the Company's Form 10-Q for the quarter
                        ended July 4, 1993, as filed with the Commission on
                        August 13, 1993)
       10.25*           Indemnification Agreement with Verna K. Gibson (Filed as
                        Exhibit 10.9.6 to the Company's Form 10-Q for the quarter
                        ended July 4, 1993, as filed with the Commission on
                        August 13, 1993)
       10.26*           Indemnification Agreement with Scott A. Edmonds (Filed as
                        Exhibit 10.2 to the Company's Form 10-Q for the quarter
                        ended July 2, 1995, as filed with the Commission on
                        August 14, 1995)
       10.27*           Sample Form of Franchise Agreement (Filed as Exhibit 10.13
                        to the Company's Registration Statement on Form S-1 (File
                        No. 33-58134) as filed with the Commission on February 10,
                        1993, as amended)
       10.28*           Sample Form of Territory Development Agreement (Filed as
                        Exhibit 10.14 to the Company's Registration Statement on
                        Form S-1 (File No. 33-58134) as filed with the Commission on
                        February 10, 1993, as amended)
       10.29*           Sample Form of Purchase Agreement (Filed as Exhibit 10.15 to
                        the Company's Registration Statement on Form S-I (File
                        No. 33-58134) as filed with the Commission on February 10,
                        1993, as amended)
       10.30*           Revolving Credit and Term Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the
                        Company dated as of May 12, 2000 (Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
       10.31*           Loan Agreement dated January 4, 1996 by and between Chico's
                        FAS, Inc. and Founders National Trust Bank (Filed as
                        Exhibit 10.58 to the Company's Form 10-K for the year ended
                        December 31, 1995, as filed with the Commission on April 1,
                        1996)
       10.32*           Amendment to Loan Agreement dated December 8, 1998 by and
                        between Chico's FAS, Inc. and NationsBank (South), N.A.
                        (Filed as Exhibit 10.37 to the Company's Form 10-K for the
                        year ended January 30, 1999, as filed with the Commission on
                        April 28, 1999)
       10.33*           Amendment and Restatement of the Chico's FAS, Inc. Profit
                        Sharing Plan (Filed as Exhibit 10.47 to the Company's
                        Form 10-Q for the quarter ended April 3, 1994, as filed with the Commission on May 9, 1994)

       10.34*           Nonemployee Stock Option Agreement by and between Chico's
                        FAS, Inc. and Ross E. Roeder dated June 9, 1998 (Filed as
                        Exhibit 10.2 to the Company's Form 10-Q for the quarter
                        ended August 1, 1998, as filed with the Commission on
                        September 2, 1998)
       10.35*           Nonemployee Stock Option Agreement by and between Chico's
                        FAS, Inc. and Verna K. Gibson dated June 9, 1998 (Filed as
                        Exhibit 10.1 to the Company's Form 10-Q for the quarter
                        ended August 1, 1998, as filed with the Commission on
                        September 2, 1998)
       10.36*           Non-Employee Directors Stock Option Plan (Filed as
                        Exhibit 10.49 to the Company's Form 10-K for the year ended
                        January 30, 1999, as filed with the Commission on April 28,
                        1999)
       10.37*           First Amendment to Chico's FAS, Inc. Non-Employee Directors
                        Stock Option Plan (Filed as Exhibit 10.51 to the Company's
                        Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
       10.38*           Stock Option Agreement between the Company and Tedford G.
                        Marlow, effective as of September 6, 2000 (Filed as
                        Exhibit 10.5 to the Company's Form 10-Q for the quarter
                        ended October 28, 2000, as filed with the Commission on
                        December 8, 2000)
       10.39*           Stock Option Agreement between the Company and Tedford G.
                        Marlow, effective as of September 6, 2000 (Filed as
                        Exhibit 10.6 to the Company's Form 10-Q for the quarter
                        ended October 28, 2000, as filed with the Commission on
                        December 8, 2000)
       13               Annual Report to Stockholders
       21               Subsidiaries of Company
       23               Consent to use of Report of Independent Certified Public
                        Accountants

       (b) Reports on Form 8-K

The company did not file any reports on Form 8-K during the fifty-three weeks ended February 3, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO'S FAS, INC.

By:                 /s/ MARVIN J. GRALNICK
            --------------------------------------                                          April 30, 2001
                      MARVIN J. GRALNICK,                                                 -----------------
             CHIEF EXECUTIVE OFFICER AND PRESIDENT                                               Date

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    /s/ MARVIN J. GRALNICK
            --------------------------------------                                          April 30, 2001
                      MARVIN J. GRALNICK,                                                 -----------------
         CHIEF EXECUTIVE OFFICER, PRESIDENT, DIRECTOR                                            Date
                 (PRINCIPAL EXECUTIVE OFFICER)

                     /s/ CHARLES J. KLEMAN
            --------------------------------------                                          April 30, 2001
                      CHARLES J. KLEMAN,                                                  -----------------
         CHIEF FINANCIAL OFFICER, DIRECTOR (PRINCIPAL                                            Date
               FINANCIAL AND ACCOUNTING OFFICER)

                    /s/ HELENE B. GRALNICK
            --------------------------------------                                          April 30, 2001
                      HELENE B. GRALNICK,                                                 -----------------
         SENIOR VICE PRESIDENT--DESIGN AND CONCEPT AND                                           Date
                           DIRECTOR

                      /s/ VERNA K. GIBSON
            --------------------------------------                                          April 30, 2001
                       VERNA K. GIBSON,                                                   -----------------
                           DIRECTOR                                                              Date

                      /s/ JOHN W. BURDEN
            --------------------------------------                                          April 30, 2001
                        JOHN W. BURDEN,                                                   -----------------
                           DIRECTOR                                                              Date

                      /s/ ROSS E. ROEDER
            --------------------------------------                                          April 30, 2001
                        ROSS E. ROEDER,                                                   -----------------
                           DIRECTOR                                                              Date