Form 10-Q
period 2001-05-05
CHICOS FAS INC
filed 2001-06-07
CIK 897429

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT


      For the Quarter Ended:                        Commission File Number:
           MAY 5, 2001                                     0-21258
         ---------------                                 ------------


                                CHICO'S FAS, Inc.
               (Exact name of registrant as specified in charter)


        FLORIDA                                          59-2389435
--------------------------                  ------------------------------------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes |X|   No | |

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

At June 5, 2001, there were 26,624,534 (post-split) shares outstanding of Common Stock, $.01 par value per share.

                                CHICO'S FAS, Inc.

                                      Index



PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED):

      Condensed Consolidated Balance Sheets - May 5, 2001 and
         February 3, 2001 ...........................................      3

      Condensed Consolidated Statements of Income for the
         Thirteen Weeks Ended May 5, 2001 and April 29, 2000 ........      4

      Condensed Consolidated Statements of Cash Flows for the
         Thirteen Weeks Ended May 5, 2001 and April 29, 2000 ........      5

      Notes to Condensed Consolidated Financial Statements ..........      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS .....................      7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET  RISK .    10


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...........................     10

Signatures ..........................................................     11

                       CHICO'S FAS, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                           AS OF            AS OF
                                                          05/05/01        02/03/01
                                                      -------------    -------------
                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                        $  14,988,602    $   3,914,118
     Marketable securities, at market                    13,068,568       14,221,520
     Receivables, net                                     2,232,002        2,998,910
     Inventories                                         27,843,594       24,394,162
     Prepaid expenses                                     2,686,243        2,254,349
     Deferred taxes                                       3,560,000        3,003,000
                                                      -------------    -------------
          TOTAL CURRENT ASSETS                           64,379,009       50,786,059
                                                      -------------    -------------

LAND, BUILDING AND EQUIPMENT:
     Cost                                                86,987,234       80,198,367
     Less accumulated depreciation and amortization     (16,433,784)     (14,613,356)
                                                      -------------    -------------
          LAND, BUILDING AND EQUIPMENT, NET              70,553,450       65,585,011
                                                      -------------    -------------

OTHER ASSETS:
     Deferred taxes                                         909,000          747,000
     Other assets, net                                      680,929          688,547
                                                      -------------    -------------
          TOTAL OTHER ASSETS                              1,589,929        1,435,547
                                                      -------------    -------------
                                                      $ 136,522,388    $ 117,806,617
                                                      =============    =============


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                 $  16,073,970    $  13,751,762
     Accrued liabilities                                 11,438,089       11,299,352
     Current portion of debt and lease obligations          276,410          276,410
                                                      -------------    -------------
          TOTAL CURRENT LIABILITIES                      27,788,469       25,327,524
                                                      -------------    -------------

NONCURRENT LIABILITIES:
     Mortgage note payable                                5,131,500        5,149,500
     Deferred rent                                        2,219,951        2,008,352
                                                      -------------    -------------
          TOTAL NONCURRENT LIABILITIES                    7,351,451        7,157,852
                                                      -------------    -------------

STOCKHOLDERS' EQUITY:
     Common stock                                           177,094          174,994
     Additional paid-in capital                          22,647,430       18,935,829
     Accumulated other comprehensive gain                    15,644           47,246
     Retained earnings                                   78,542,300       66,163,172
                                                      -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                    101,382,468       85,321,241
                                                      -------------    -------------
                                                      $ 136,522,388    $ 117,806,617
                                                      =============    =============

                             SEE ACCOMPANYING NOTES

                       CHICO'S FAS, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                      THIRTEEN WEEKS ENDED
                                                                  05/05/01            04/29/00
                                                                 -----------        -----------
Net sales by Company stores                                      $89,633,635        $55,682,409
Net sales by catalog and Internet                                  2,296,415               --
Net sales to Franchisees                                           1,302,962          1,010,405
                                                                 -----------        -----------
           NET SALES                                              93,233,012         56,692,814

Cost of goods sold                                                36,941,296         22,763,994
                                                                 -----------        -----------

     General, administrative and store operating expenses         36,429,193         21,968,219
                                                                 -----------        -----------
           GROSS PROFIT                                           56,291,716         33,928,820

           INCOME FROM OPERATIONS                                 19,862,523         11,960,601

Interest income, net                                                 102,605             97,321
                                                                 -----------        -----------
           INCOME BEFORE INCOME TAXES                             19,965,128         12,057,922

Income tax provision                                               7,586,000          4,582,000
                                                                 -----------        -----------
           NET INCOME                                            $12,379,128        $ 7,475,922
                                                                 ===========        ===========
PER SHARE DATA:

      Net income per common share - basic (1)                    $      0.47        $      0.29
                                                                 ===========        ===========
      Net income per common and common
           equivalent share - diluted (1)                        $      0.45        $      0.28
                                                                 ===========        ===========
      Weighted average common shares
           outstanding - basic (1)                                26,416,844         25,716,743
                                                                 ===========        ===========
      Weighted average common and common
           equivalent shares outstanding - diluted (1)            27,624,602         26,769,660
                                                                 ===========        ===========

(1) Restated to give retroactive effect to the 3 for 2 stock split payable May 16, 2001.

                             SEE ACCOMPANYING NOTES

                       CHICO'S FAS, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 THIRTEEN WEEKS ENDED
                                                                            05/05/01            04/29/00
                                                                          ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 12,379,128        $  7,475,922
                                                                          ------------        ------------
  Adjustments to reconcile net income to net cash
    provided by operating activities:

    Depreciation and amortization                                            2,106,458           1,145,230

    Stock option compensation                                                   52,617                --
    Deferred taxes                                                            (719,000)           (541,000)
    Tax benefit of options exercised                                         2,540,000             280,000
    Loss on disposal of land, building and equipment                           240,161             122,875
    Deferred rent expense, net                                                 211,599             108,892
    Changes in assets and liabilities:
           Decrease (increase) in receivables, net                             766,908            (305,018)
           (Increase) decrease in inventories                               (3,449,432)            650,384
           Increase in prepaid expenses and other assets                      (458,290)           (204,807)
           Increase in accounts payable                                      2,322,208           2,917,244
             (Decrease) increase in accrued liabilities                        138,737           6,384,479
                                                                          ------------        ------------
                     Total adjustments                                       3,751,966          10,558,279
                                                                          ------------        ------------
    Net cash provided by operating activities                               16,131,094          18,034,201
                                                                          ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of marketable securities, net                              1,121,350          (3,717,480)
  Purchase of land, building and equipment                                  (7,281,044)         (6,064,699)
                                                                          ------------        ------------
    Net cash used in investing activities                                   (6,159,694)         (9,782,179)
                                                                          ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                                    1,121,084             192,712
  Principal payments on debt                                                   (18,000)            (18,000)
  Deferred finance costs                                                          --               (15,000)
                                                                          ------------        ------------
    Net cash provided by financing activities                                1,103,084             159,712
                                                                          ------------        ------------
    Net increase in cash and cash equivalents                               11,074,484           8,411,734

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              3,914,118           3,980,930
                                                                          ------------        ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $ 14,988,602        $ 12,392,664
                                                                          ============        ============


                             SEE ACCOMPANYING NOTES

                       CHICO'S FAS, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   May 5, 2001
                                   (Unaudited)


ITEM 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Chico's FAS, Inc. and its wholly-owned subsidiaries (collectively, "Chico's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001, included in the Company's Annual Report on Form 10-K filed on April 30, 2001. The February 3, 2001 balance sheet amounts were derived from audited financial statements included in the Company's Annual Report.

      Operating results for the thirteen weeks ended May 5, 2001 are not necessarily indicative of the results that may be expected for the entire year. All per share data for the prior year has been restated to reflect the three-for-two stock split effective in May 2001.


NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

      Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

                                         THIRTEEN WEEKS   ENDED      THIRTEEN WEEKS ENDED
                                                 05/05/01                   04/29/00
                                                ----------                ----------
Basic weighted average outstanding
  common shares                                 26,416,844                25,716,743
Dilutive effect of options outstanding           1,207,758                 1,052,917
                                                ----------                ----------
Diluted weighted average common and
  common equivalent shares outstanding          27,624,602                26,769,660
                                                ==========                ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED MAY 5, 2001 COMPARED TO THE THIRTEEN WEEKS ENDED APRIL 29, 2000.

      NET SALES. Net sales by Company-owned stores for the thirteen weeks ended May 5, 2001 (the current period) increased by $34.0 million, or 61.0% over net sales by Company-owned stores for the comparable thirteen weeks ended April 29, 2000 (the prior period). The increase was the result of a comparable Company store net sales increase of $15.6 million and $18.4 million additional sales from the new stores not yet included in the Company's comparable store base (net of sales of $0.4 million from four stores closed in the two previous fiscal years).

      Net sales by catalog and Internet were $2.3 million for the current period versus no sales in the prior period since the Company began its catalog and Internet operations in late May 2000.

      Net sales to franchisees for the current period increased by $0.3 million or 29.0% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees as a whole and the opening of two additional franchised locations last fiscal year by an existing franchisee.

      GROSS PROFIT. Gross profit for the current period was $56.3 million, or 60.4% of net sales, compared with $33.9 million, or 59.8% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from leverage in the Company's distribution center, product development and merchandising costs, which costs are included in the Company's cost of goods sold.

      GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $36.4 million, or 39.1% of net sales, in the current period from $22.0 million, or 38.7% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The increase in these expenses as a percentage of net sales was principally due to the increase in direct marketing expenses as a percentage of net sales, comprising 3.5% of net sales in the current period, versus 2.3% of net sales in the prior period, net of leverage associated with the Company's 27.7% comparable Company store sales increase for the current period.

      INTEREST INCOME, NET. The Company had net interest income during the current period of approximately $103,000 versus approximately $97,000 in the prior period. The increase in net interest income was primarily a result of the Company's increased cash and marketable securities position.

      NET INCOME. As a result of the factors discussed above, net income reflects an increase of 65.6% to $12.4 million in the current period from net income of $7.5 million in the prior period. The income tax provision represented an effective rate of 38.0% for the current and prior period.

COMPARABLE COMPANY STORE NET SALES

      Comparable Company store net sales increased by 27.7% in the current period when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months, including stores that have been expanded or relocated within the same general market area (approximately five miles). The comparable store percentages reported above include 26 stores that were expanded within the last 12 months from the beginning of the current period by an average of 798 net square selling feet. If the stores that were expanded had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 26.4 % for the current period. The Company does not consider this material to the overall comparable sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers.

      The Company believes that the increase in comparable Company store net sales in the current period resulted from the continuing effort to focus the Company's product development, merchandise planning, buying and marketing departments on Chico's target customer. The Company also believes that the look, fit and pricing policy of the Company's product was in line with the needs of the Company's target customer and that the increase in comparable store sales was also fueled by a successful introduction of television advertising beginning in late February, increased direct mailings, a larger database of existing customers for such mailings and the success of the Company's frequent shopper club (the "Passport Club"). To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with ongoing training programs and continuing strong sales associated with several styles of clothing produced from a related group of fabrics newly introduced by the Company in the fourth quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary ongoing capital requirements are for funding capital expenditures for new store openings and merchandise inventory purchases.

      During the first quarter of the current fiscal year (fiscal 2001) and the first quarter of the prior fiscal year (fiscal 2000), the Company's primary source of working capital was cash flow from operations of $16.1 million and $18.0 million, respectively. The decrease in cash flow from operations of $1.9 million was primarily due to an increase of inventories of $3.4 million in the current period versus a decrease of approximately $650,000 in the prior period and an increase in accrued liabilities of approximately $139,000 in the current period versus an increase of $6.4 million in the prior period, net of an increase of $4.9 million in net income, an increase of $2.3 million in the tax benefit of options exercised, and an increase of $1.0 million in depreciation and amortization. The increase in inventories is associated with increased inventory purchase activities to support the Company's significant overall sales increases including an overall increase in fabric inventory.

      The Company invested $7.3 million in the current fiscal year for capital expenditures primarily associated with the planning and opening of new Company stores, and the remodeling/relocating/expansion of numerous existing stores. During the same period in the prior fiscal year, the Company invested $6.1 million primarily for capital expenditures associated with the opening of new Company stores, the remodeling of several existing stores, the expansion of its office and design facilities, new point-of-sale devices and the development of infrastructure associated with catalog and Internet sales.

      During the first quarter of the current fiscal year, seven of the Company's officers and one of its three independent directors exercised an aggregate of 186,656 stock options (pre-split) at prices (pre-split) ranging from $31.13 to $37.64 and several employees and former employees exercised an aggregate of 24,497 options (pre-split) at prices (pre-split) ranging from $32.54 to $44.14 (pre-split). The proceeds from these issuances of stock, net of the tax benefit recognized by the Company, amounted to approximately $1.1 million.

      As more fully described in "Item 1-Business" beginning on page 15 of the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 2001, the Company is subject to ongoing risks associated with imports. The Company's reliance on sourcing from foreign countries causes the Company to be exposed to certain unique business and political risks. Import restrictions, including tariffs and quotas, and changes in such tariffs or quotas could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and have an adverse effect on the Company's business, financial condition and/or results of operations. The Company's merchandise flow could also be adversely affected by political instability in any of the countries in which its goods are manufactured, by significant fluctuations in the value of the U.S. dollar against applicable foreign currencies and by restrictions on the transfer of funds.

      The Company plans to open a minimum of 55 Company-owned new stores in fiscal 2001, 13 of which were open as of May 25, 2001. Further, the Company plans to open between 55 and 60 Company-owned new stores in fiscal 2002. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its strong existing cash balances. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. Given the Company's existing cash and marketable securities balances and the capacity included in its newly expanded bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or even if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.


SEASONALITY AND INFLATION

      Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

      This Form 10-Q may contain forward-looking statements which reflect the current views of the Company with respect to certain events that could have an effect on the Company's future financial performance. These statements include the words "expects", "believes", and similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include ability to secure customer acceptance of Chico's styles, propriety of inventory mix and sizing, quality of merchandise received from vendors, timeliness of vendor production and deliveries, increased competition, extent of the market demand by women for private label clothing and related accessories, adequacy and perception of customer service, ability to coordinate product development along with buying and planning, rate of new store openings, performance of management information systems, ability to hire, train, energize and retain qualified sales associates and other employees, availability of quality store sites, ability to hire and retain qualified managerial employees, ability to effectively and efficiently establish and operate catalog and Internet sales activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company's heavy reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards such foreign countries and other similar factors.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


      The market risk of the Company's financial instruments as of May 5, 2001 has not significantly changed since February 3, 2001. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company's exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of May 5, 2001, the Company did not have any outstanding balance on its line of credit and, given its existing liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. The Company's exposure to interest rate risk also relates to its $5.1 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the prime rate.


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits:      4.1     Form of Specimen Common Stock Certificate

                         10.1 Fifth Amendment to Chico's FAS, Inc. 1993 Employee Stock Purchase Plan

                         10.2 Nonemployee Director Stock Option Agreement by and between Chico's FAS, Inc. and Verna K. Gibson dated effective May 15, 2000.

                         10.3 Nonemployee Director Stock Option Agreement by and between Chico's FAS, Inc. and John W. Burden dated effective May 15, 2000.

                         10.4 Nonemployee Director Stock Option Agreement by and between Chico's FAS, Inc. and Ross E. Roeder dated effective May 15, 2000.

      (b)  Reports on Form 8-K     The Company did not file any reports on
                                   Form 8-K during the current period.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   June 7, 2001                       By:   /s/ Marvin J. Gralnick
     -----------------------                    ------------------------------
                                                Marvin J. Gralnick
                                                Chief Executive Officer
                                                (Principal Executive Officer)




Date:   June 7, 2001                       By:   /s/ Charles J. Kleman
     -----------------------                    ------------------------------
                                                Charles J. Kleman
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)