Form 10-Q
period 2001-08-04
CHICOS FAS INC
filed 2001-08-30
CIK 897429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:	Commission File Number:

August 4, 2001	0-21258

CHICO’S FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)

11215 Metro Parkway, Fort Myers, Florida 33912
(Address of principal executive offices)

941-277-6200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

At August 20, 2001 there were 26,742,878 (post-split) shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	08-04-01	02-03-01

ASSETS
Current Assets:

Cash and cash equivalents	$8,315,526	$3,914,118

Marketable securities, at market	21,321,250	14,221,520

Receivables, net	3,848,417	2,998,910

Inventories	29,299,357	24,394,162

Prepaid expenses	3,413,808	2,254,349

Deferred taxes	3,642,000	3,003,000

Total Current Assets	69,840,358	50,786,059

Land, Building and Equipment:

Cost	95,534,819	80,198,367

Less accumulated depreciation and amortization	(17,910,977)	(14,613,356)

Land, Building and Equipment, Net	77,623,842	65,585,011

Other Assets:

Deferred taxes	1,152,000	747,000

Other assets, net	725,247	688,547

Total Other Assets	1,877,247	1,435,547

	$149,341,447	$117,806,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$12,797,023	$13,751,762

Accrued liabilities	12,816,631	11,299,352

Current portion of debt and lease obligations	253,773	276,410

Total Current Liabilities	25,867,427	25,327,524

Noncurrent Liabilities:

Mortgage note payable	5,113,500	5,149,500

Deferred rent	2,496,229	2,008,352

Total Noncurrent Liabilities	7,609,729	7,157,852

Stockholders’ Equity:

Common stock	267,446	174,994

Additional paid-in capital	25,917,025	18,935,829

Accumulated other comprehensive gain	46,907	47,246

Retained earnings	89,632,913	66,163,172

Total Stockholders’ Equity	115,864,291	85,321,241

	$149,341,447	$117,806,617

See Accompanying Notes

CHICO’S FAS, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	08-04-01	07-29-00	08-04-01	07-29-00

Net sales by Company stores	$175,409,547	$115,052,141	$85,775,913	$59,369,732

Net sales by catalog and Internet	4,639,911	203,123	2,343,495	203,123

Net sales to Franchisees	2,675,771	2,075,866	1,372,809	1,065,461

Net sales	182,725,229	117,331,130	89,492,217	60,638,316

Cost of goods sold	72,748,964	48,407,946	35,807,668	25,643,952

Gross profit	109,976,265	68,923,184	53,684,549	34,994,364

General, administrative and store operating expenses	72,371,429	45,235,343	35,942,236	23,267,122

Income from operations	37,604,836	23,687,841	17,742,313	11,727,242

Interest income, net	248,905	268,505	146,300	171,184

Income before taxes	37,853,741	23,956,346	17,888,613	11,898,426

Income tax provision	14,384,000	9,103,000	6,798,000	4,521,000

Net income	$23,469,741	$14,853,346	$11,090,613	$7,377,426

Per share data:

Net income per common share – basic(1)	$0.88	$0.58	$0.42	$0.28

Net income per common and common equivalent share–diluted(1)	$0.85	$0.55	$0.40	$0.27

Weighted average common shares outstanding–basic(1)	26,542,013	25,828,480	26,667,182	25,940,172

Weighted average common and common equivalent shares outstanding–diluted(1)	27,739,842	26,949,267	27,870,403	27,115,089

(1)	Restated to give retroactive effect to the 3 for 2 stock split payable May 16, 2001.

See Accompanying Notes

CHICO’S FAS, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended

	08-04-01	07-29-00

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$23,469,741	$14,853,346

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	4,560,977	2,463,499

Stock option compensation	44,644	—

Deferred taxes	(1,044,000)	(1,004,000)

Tax benefit of options exercised	3,840,000	1,804,000

Loss on disposal of land, building and equipment	985,139	186,734

Deferred rent expense, net	487,877	156,585

Changes in assets and liabilities:

Increase in receivables, net	(849,507)	(237,485)

Increase in inventories	(4,905,195)	(6,615,162)

Increase in prepaid expenses and other assets	(1,214,186)	(1,028,125)

(Decrease) increase in accounts payable	(954,739)	6,581,353

Increase in accrued liabilities	1,494,642	2,848,334

Total adjustments	2,445,652	5,155,733

Net cash provided by operating activities	25,915,393	20,009,079

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities, net	(7,100,069)	(5,100,966)

Purchase of land, building and equipment	(17,516,920)	(16,125,943)

Net cash used in investing activities	(24,616,989)	(21,226,909)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuances of common stock	3,189,004	1,117,480

Principal payments on debt	(36,000)	(36,000)

Deferred finance costs	(50,000)	(15,000)

Net cash provided by financing activities	3,103,004	1,066,480

Net increase (decrease) in cash and cash equivalents	4,401,408	(151,350)

CASH AND CASH EQUIVALENTS – Beginning of Period	3,914,118	3,980,930

CASH AND CASH EQUIVALENTS – End of Period	$8,315,526	$3,829,580

See Accompanying Notes

CHICO’S FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 4, 2001
(Unaudited)

ITEM 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, “Chico’s” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2001, included in the Company’s Annual Report on Form 10-K filed on April 30, 2001. The February 3, 2001 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.

     Operating results for the thirteen and twenty-six weeks ended August 4, 2001 are not necessarily indicative of the results that may be expected for the entire year. All per share data for the prior year has been restated to reflect the three-for-two stock split effective in May 2001.

Net Income Per Common and Common Equivalent Share

     Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	08-04-01	07-29-00	08-04-01	07-29-00

Basic weighted average outstanding common shares	26,542,013	25,828,480	26,667,182	25,940,172

Dilutive effect of options outstanding	1,197,829	1,120,787	1,203,221	1,174,917

Diluted weighted average common and common equivalent shares outstanding	27,739,842	26,949,267	27,870,403	27,115,089

Summary of Recent Accounting Pronouncements

     On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (SFAS No. 141), “Business Combinations”, and No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized). SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that goodwill and intangible assets which have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment. It also provides that intangible assets that have finite useful lives will continue to be amortized over their useful lives, but those lives will no longer be limited to forty years. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning February 3, 2002. The Company believes the adoption of SFAS No. 142 will not have a material effect on the Company’s results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Thirteen Weeks Ended August 4, 2001 Compared to the Thirteen Weeks Ended July 29, 2000.

     Net Sales. Net sales by Company-owned stores for the thirteen weeks ended August 4, 2001 (the current period) increased by $26.4 million, or 44.5% over net sales by Company-owned stores for the comparable thirteen weeks ended July 29, 2000 (the prior period). The increase was the result of a comparable Company store net sales increase of $10.2 million and $16.2 million additional sales from the new stores not yet included in the Company’s comparable store base (net of sales of approximately $.4 million from four stores closed in the current and previous fiscal years).

     Net sales by catalog and Internet were $2.3 million for the current period versus approximately $203,000 in the prior period as the Company only began its catalog and Internet operations in late May 2000.

     Net sales to franchisees for the current period increased by $.3 million or 28.8% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees as a whole and the opening of an additional franchised location after the second quarter of the last fiscal year by an existing franchisee.

     Gross Profit. Gross profit for the current period was $53.7 million, or 60.0% of net sales, compared with $35.0 million, or 57.7% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from an improvement in the Company’s initial markup on goods and lower markdowns as a percent of sales in the current period versus the prior period. To a lesser degree, the increase in the gross profit percentage resulted from leveraging costs associated with the Company’s distribution center, product development and merchandising areas, which costs are included in the Company’s cost of goods sold.

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $35.9 million, or 40.2% of net sales, in the current period from $23.3 million, or 38.4% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The increase in these expenses as a percentage of net sales was principally due to an increase in store operating expenses, including store payroll (principally time associated with additional training), telephone, supplies and depreciation (principally related to the rollout of a new cash register system to the entire chain). It is not anticipated that this level of increase, as a percent of sales, will continue into the third and fourth quarters. To a lesser degree, this increase was due to an increase in direct marketing expenses as a percentage of net sales, comprising 2.7% of net sales in the current period, versus 2.0% of net sales in the prior period.

     Interest Income, Net. The Company had net interest income during the current period of approximately $146,000 versus approximately $171,000 in the prior period. The decrease in net interest income was primarily a result of a decrease in interest rates on cash and marketable securities.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 50.3% to $11.1 million in the current period from net income of $7.4 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

Results of Operations — Twenty-Six Weeks Ending August 4, 2001 Compared to the Twenty-Six Weeks Ended July 29, 2000.

     Net Sales. Net sales by Company-owned stores for the twenty-six weeks ended August 4, 2001 (the current period) increased by $60.4 million, or 52.5% over net sales by Company-owned stores for the comparable twenty-six weeks ended July 29, 2000 (the prior period). The increase was the result of a comparable Company store net sales increase of $25.8 million and $34.6 million additional sales from the new stores not yet included in the Company’s comparable store base (net of sales of approximately $1.0 million from four stores closed in the current and previous fiscal years).

     Net sales by catalog and Internet were $4.6 million for the current period versus approximately $203,000 in the prior period as the Company only began its catalog and Internet operations in late May 2000.

     Net sales to franchisees for the current period increased by $.6 million or 28.9% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees as a whole and the opening of two additional franchised locations last fiscal year by an existing franchisee.

     Gross Profit. Gross profit for the current period was $110.0 million, or 60.2% of net sales, compared with $68.9 million, or 58.7% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from an improvement in the Company’s initial markup on goods and lower markdowns as a percent of sales in the current period versus the prior period. To a lesser degree, the increase in the gross profit percentage resulted from leveraging costs associated with the Company’s distribution center, product development and merchandising areas, which costs are included in the Company’s cost of goods sold.

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $72.4 million, or 39.6% of net sales, in the current period from $45.2 million, or 38.6% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The increase in these expenses as a percentage of net sales was principally due to the increase in direct marketing expenses as a percentage of net sales, comprising 3.1% of net sales in the current period, versus 2.2% of net sales in the prior period, an increase in store operating expenses, including store payroll (principally time associated with additional training), telephone, supplies and depreciation (principally related to the rollout of a new cash register system to the entire chain), net of leverage associated with the Company’s 22.5% comparable Company store sales increase for the current period.

     Interest Income, Net. The Company had net interest income during the current period of approximately $249,000 versus approximately $269,000 in the prior period. The decrease in net interest income was primarily a result of a decrease in interest rates on cash and marketable securities.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 58.0% to $23.5 million in the current period from net income of $14.9 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

Comparable Company Store Net Sales

     Comparable Company store net sales increased by 17.4% in the current quarter and 22.5% in the first six months of this fiscal year when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months, including stores that have been expanded or relocated within the same general market area (approximately five miles). The comparable store percentages reported above include 30 and 33 stores, respectively, that were expanded within the last 12 months from the beginning of the respective period by an average of 817 and 829 net square selling feet, respectively. If the stores that were expanded had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 16.5% for the current quarter and 20.7% for the first six months. The Company does not consider this material to the overall comparable sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers.

     The Company believes that the increase in comparable Company store net sales in the current period resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying and marketing departments on Chico’s target customer. The Company also believes that the look, fit and pricing policy of the Company’s product was in line with the needs of the Company’s target customer and that the increase in comparable store sales was also fueled by a successful introduction of television advertising beginning in late February, increased direct mailings, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper club (the “Passport Club”). To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with ongoing training programs and continuing strong sales associated with several styles of clothing produced from a related group of fabrics newly introduced by the Company in the fourth quarter of fiscal 1998.

Liquidity and Capital Resources

     The Company’s primary ongoing capital requirements are for funding capital expenditures for new store openings and merchandise inventory purchases.

     During the first six months of the current fiscal year (fiscal 2001) and the first six months of the prior fiscal year (fiscal 2000), the Company’s primary source of working capital was cash flow from operations of $25.9 million and $20.0 million, respectively. The increase in cash flow from operations of $5.9 million was primarily due to an increase in net income of $8.6 million, an increase in depreciation and amortization of $2.1 million, an increase in the tax benefit of options exercised of $2.0 million, an increase in inventories of $4.9 million in the current period versus an increase of $6.6 million in the prior period, net of a decrease in accounts payable of $1.0 million in the current period versus an increase of $6.6 million in the prior period, and an increase in accrued liabilities of $1.5 million in the current period versus an increase of $2.8 million in the prior period. The decrease in accounts payables in the current period versus an increase in the prior period was related primarily to a decreased growth rate of inventory purchases (finished goods and fabric) and store construction costs in the current year.

     The Company invested $17.5 million in the current fiscal year for capital expenditures primarily associated with the planning and opening of new Company stores, and the remodeling/relocating/expansion of numerous existing stores. During the same period in the prior fiscal year, the Company invested $16.1 million primarily for capital expenditures associated with the opening of new Company stores, the remodeling of several existing stores, the expansion of its office and design facilities, new point-of-sale devices and the development of infrastructure associated with catalog and Internet sales. During the current period, the Company invested an additional $7.1 million in marketable securities versus $5.1 million in the prior period.

     During the first six months of the current fiscal year, eleven of the Company’s officers (or former officers) and one of its three independent directors exercised an aggregate of 386,524 stock options (split -adjusted) at prices ranging from $20.75 to $33.84 (split-adjusted) and several employees (or former employees) exercised an aggregate of 50,899 options (split-adjusted) at prices ranging from $21.70 to $33.74 (split-adjusted). Also, during this period, the Company sold 49,854 shares of common stock under its employee stock purchase plan at a price of $25.28. The proceeds from these issuances of stock, net of the tax benefit recognized by the Company, amounted to $3.2 million.

     As more fully described in “Item 1-Business” beginning on page 15 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001, the Company is subject to ongoing risks associated with imports. The Company’s reliance on sourcing from foreign countries causes the Company to be exposed to certain unique business and political risks. Import restrictions, including tariffs and quotas, and changes in such tariffs or quotas could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and have an adverse effect on the Company’s business, financial condition and/or results of operations. The Company’s merchandise flow could also be adversely affected by political instability in any of the countries in which its goods are manufactured, by significant fluctuations in the value of the U.S. dollar against applicable foreign currencies and by restrictions on the transfer of funds.

     The Company plans to open 60 Company-owned new stores in fiscal 2001, 25 of which were open as of August 20, 2001. Further, the Company plans to open between 60 and 65 Company-owned new stores in fiscal 2002. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its strong existing cash and marketable securities balances. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. Given the Company’s existing cash and marketable securities balances and the capacity included in its newly expanded bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or even if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

Seasonality and Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

Certain Factors That May Affect Future Results

     This Form 10-Q may contain forward-looking statements which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance. These statements include the words “expects”, “believes”, and similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include ability to secure customer acceptance of Chico’s styles, propriety of inventory mix and sizing, quality of merchandise received from vendors, timeliness of vendor production and deliveries, increased competition, extent of the market demand by women for private label clothing and related accessories, adequacy and perception of customer service, ability to coordinate product development along with buying and planning, rate of new store openings, performance of management information systems, ability to hire, train, energize and retain qualified sales associates and other employees, availability of quality store sites, ability to hire and retain qualified managerial employees, ability to effectively and efficiently establish and operate catalog and Internet sales activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s heavy reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards such foreign countries and other similar factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company’s financial instruments as of August 4, 2001 has not significantly changed since February 3, 2001. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of August 4, 2001, the Company did not have any outstanding balance on its line of credit and, given its existing liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. The Company’s exposure to interest rate risk also relates to its $5.1 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the prime rate. The Company plans to retire this debt in the fourth quarter of this fiscal year.

PART II – OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held June 19, 2001. There were 17,700,819 shares (pre-split) of common stock entitled to a vote. The following matters were voted upon at the meeting:

a)	Election of Directors:	Votes For	Votes Withheld

	Class II- Term Expiring in 2004

	Helene B. Gralnick	13,844,251	2,599,622
	Verna K. Gibson	16,239,826	204,047

The terms of offices of each of Marvin J. Gralnick, Charles J. Kleman, Ross E Roeder and John W. Burden continued after the annual meeting.

b)	Proposal to ratify the appointment of Arthur Andersen LLP as the Company’s independent certified public accountants for fiscal year ending February 2, 2002.

	Voting Results:	For the Proposal	16,232,661

		Against the Proposal	204,215

		Abstentions	6,997

c)	Proposal to ratify the amendment of the 1993 employee stock purchase plan.

	Voting Results:	For the Proposal	16,370,248

		Against the Proposal	47,045

		Abstentions	26,580

d)	Proposal to amend the Company’s amended and restated articles of incorporation to increase the Company’s authorized common stock from 50,000,000 to 100,000,000 shares.

	Voting Results:	For the Proposal	14,949,753

		Against the Proposal	1,481,012

		Abstentions	13,108

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:	3.1	Articles of Amendment of the Amended and Restated Articles of Incorporation.

10.1	Confidential Separation and Release Agreement dated June 15, 2001 between Chico’s FAS, Inc. and Tedford Marlow.

10.2	Indemnification Agreement between Chico’s FAS, Inc. and John W. Burden effective as of July 5, 2001.

10.3	Indemnification Agreement between Chico’s FAS, Inc. and Ross E. Roeder effective as of July 2, 2001.

(b) Reports on Form 8-K	The Company did not file any reports on Form 8-K during the current period.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 29, 2001	By:	/s/ Marvin J. Gralnick

Marvin J. Gralnick
Chief Executive Officer
(Principal Executive Officer)

Date:	August 29, 2001	By:	/s/ Charles J. Kleman

Charles J. Kleman
Chief Financial Officer
(Principal Financial and Accounting Officer)