Form 10-Q
period 2001-11-03
CHICOS FAS INC
filed 2001-12-05
CIK 897429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:	Commission File Number:

November 3, 2001	0-21258

CHICO’S FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)

11215 Metro Parkway, Fort Myers, Florida 33912

(Address of principal executive offices)

941-277-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

At November 28, 2001 there were 27,060,179 (split-adjusted) shares outstanding of Common Stock, $.01 par value per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	As of	As of
	11-03-01	02-03-01

ASSETS

Current Assets:

Cash and cash equivalents	$10,078,324	$3,914,118

Marketable securities, at market	24,557,445	14,221,520

Receivables, net	3,458,286	2,998,910

Inventories	30,788,364	24,394,162

Prepaid expenses and other	5,774,768	2,254,349

Deferred taxes	3,882,000	3,003,000

Total Current Assets	78,539,187	50,786,059

Land, Building and Equipment:

Cost	106,674,347	80,198,367

Less accumulated depreciation and amortization	(20,250,619)	(14,613,356)

Land, Building and Equipment, Net	86,423,728	65,585,011

Other Assets:

Deferred taxes	1,372,000	747,000

Other assets, net	697,726	688,547

Total Other Assets	2,069,726	1,435,547

	$167,032,641	$117,806,617

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$16,163,788	$13,751,762

Accrued liabilities	12,150,246	11,299,352

Current portion of debt and lease obligations	253,773	276,410

Total Current Liabilities	28,567,807	25,327,524

Noncurrent Liabilities:

Mortgage note payable	5,095,500	5,149,500

Deferred rent	2,733,984	2,008,352

Total Noncurrent Liabilities	7,829,484	7,157,852

Stockholders’ Equity:

Common stock	270,601	174,994

Additional paid-in capital	31,744,789	18,935,829

Accumulated other comprehensive gain	87,385	47,246

Retained earnings	98,532,575	66,163,172

Total Stockholders’ Equity	130,635,350	85,321,241

	$167,032,641	$117,806,617

See Accompanying Notes

CHICO’S FAS, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	11-03-01	10-28-00	11-03-01	10-28-00

Net sales by Company stores	$265,325,484	$182,128,409	$89,915,937	$67,076,268

Net sales by catalog and Internet	7,316,643	933,025	2,676,732	729,902

Net sales to Franchisees	4,061,226	3,260,169	1,385,455	1,184,303

Net sales	276,703,353	186,321,603	93,978,124	68,990,473

Cost of goods sold	111,184,799	76,729,277	38,435,837	28,321,331

Gross profit	165,518,554	109,592,326	55,542,287	40,669,142

General, administrative and store operating expenses	113,702,062	73,379,232	41,330,633	28,143,889

Income from operations	51,816,492	36,213,094	14,211,654	12,525,253

Interest income, net	391,911	356,348	143,006	87,843

Income before taxes	52,208,403	36,569,442	14,354,660	12,613,096

Income tax provision	19,839,000	13,896,000	5,455,000	4,793,000

Net income	$32,369,403	$22,673,442	$8,899,660	$7,820,096

Per share data:

Net income per common share – basic (1)	$1.21	$0.87	$0.33	$0.30

Net income per common and common equivalent share–diluted (1)	$1.16	$0.84	$0.32	$0.28

Weighted average common shares outstanding–basic (1)	26,671,581	25,953,429	26,930,718	26,203,327

Weighted average common and common equivalent shares outstanding–diluted (1)	27,825,755	27,151,721	27,989,930	27,449,124

(1)	Restated to give retroactive effect to the 3 for 2 stock split payable May 16, 2001.

See Accompanying Notes

CHICO’S FAS, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ended
	11-03-01	10-28-00

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$32,369,403	$22,673,442

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	7,346,993	4,008,671

Stock option compensation	44,644	17,539

Deferred taxes	(1,504,000)	(1,116,000)

Tax benefit of options exercised	7,344,000	2,605,000

Loss on disposal of land, building and equipment	1,266,134	255,152

Deferred rent expense, net	725,632	205,576

Changes in assets and liabilities:

Increase in receivables, net	(459,376)	(1,371,745)

Increase in inventories	(6,394,202)	(11,896,197)

Increase in prepaid expenses and other assets	(3,595,628)	(397,650)

Increase in accounts payable	2,412,026	9,333,455

Increase in accrued liabilities	828,257	5,168,887

Total adjustments	8,014,480	6,812,688

Net cash provided by operating activities	40,383,883	29,486,130

CASH FLOWS FROM INVESTING ACTIVITIES:

(Purchase) redemption of marketable securities, net	(10,295,786)	637,351

Purchase of land, building and equipment	(29,335,814)	(27,832,222)

Net cash used in investing activities	(39,631,600)	(27,194,871)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuances of common stock	5,515,923	1,396,624

Principal payments on debt	(54,000)	(54,000)

Deferred finance costs	(50,000)	(81,250)

Net cash provided by financing activities	5,411,923	1,261,374

Net increase in cash and cash equivalents	6,164,206	3,552,633

CASH AND CASH EQUIVALENTS – Beginning of Period	3,914,118	3,980,930

CASH AND CASH EQUIVALENTS – End of Period	$10,078,324	$7,533,563

See Accompanying Notes

CHICO’S FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 3, 2001
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

     Operating results for the thirteen and thirty-nine weeks ended November 3, 2001 are not necessarily indicative of the results that may be expected for the entire year. All per share data for the prior periods have been restated to reflect the three-for-two stock split effective in May 2001.

Net Income Per Common and Common Equivalent Share

     Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	11-03-01	10-28-00	11-03-01	10-28-00
`
Basic weighted average common shares outstanding	26,671,581	25,953,429	26,930,718	26,203,327

Dilutive effect of options outstanding	1,154,174	1,198,292	1,059,212	1,245,797

Diluted weighted average common and common equivalent shares outstanding	27,825,755	27,151,721	27,989,930	27,449,124

Summary of Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets.”

     SFAS No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination at acquisition. SFAS No. 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

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

     In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale.

     SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning February 3, 2002. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not anticipate that the adoption of SFAS No. 142, 143 and 144 beginning February 3, 2002 will have a material effect on the Company’s financial position or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Thirteen Weeks Ended November 3, 2001 Compared to the Thirteen Weeks Ended October 28, 2000.

     Net Sales. Net sales by Company-owned stores for the thirteen weeks ended November 3, 2001 (the current period) increased by $22.8 million, or 34.1% over net sales by Company-owned stores for the comparable thirteen weeks ended October 28, 2000 (the prior period). The increase was the result of a comparable Company store net sales increase of $4.6 million and $18.2 million additional sales from the new stores not yet included in the Company’s comparable store base (net of sales of approximately $.4 million from three stores closed in the current and previous fiscal years).

     Net sales by catalog and Internet were $2.7 million for the current period versus approximately $.7 million in the prior period as the Company only began its catalog and Internet operations in late May 2000.

     Net sales to franchisees for the current period increased by $.2 million or 17.0% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to the opening of an additional franchised location during the third quarter of the prior fiscal year by an existing franchisee and a net increase in purchases by the franchisees as a whole.

     Gross Profit. Gross profit for the current period was $55.5 million, or 59.1% of net sales, compared with $40.7 million, or 58.9% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from an improvement in the Company’s initial markup on goods, offset, in part, by higher markdowns as a percent of sales in the current period versus the prior period, as well as slightly higher certain other costs, as a percent of sales, associated with the Company’s distribution center, product development and merchandising areas, which costs are included in the Company’s cost of goods sold.

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $41.3 million, or 44.0% of net sales, in the current period from $28.1 million, or 40.8% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The increase in these expenses as a percentage of net sales was principally due to an increase in store operating expenses, including store payroll (mainly due to the abrupt sales slowdown after September 11, 2001), communication costs and depreciation. It is not anticipated that this level of increase, as a percent of sales, will continue into the fourth quarter. To a lesser degree, this increase was due to an increase in direct marketing expenses as a percentage of net sales, comprising 4.6% of net sales in the current period, versus 3.1% of net sales in the prior period.

     Interest Income, Net. The Company had net interest income during the current period of approximately $143,000 versus approximately $88,000 in the prior period. The increase in net interest income was primarily a result of increased holdings in cash and marketable securities, partially offset by a decrease in interest rates on such securities.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 13.8% to $8.9 million in the current period from net income of $7.8 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

Results of Operations – Thirty-Nine Weeks Ended November 3, 2001 Compared to the Thirty-Nine Weeks Ended October 28, 2000.

     Net Sales. Net sales by Company-owned stores for the thirty-nine weeks ended November 3, 2001 (the current period) increased by $83.2 million, or 45.7% over net sales by Company-owned stores for the comparable thirty-nine weeks ended October 28, 2000 (the prior period). The increase was the result of a comparable Company store net sales increase of $30.4 million and $52.8 million additional sales from the new stores not yet included in the Company’s comparable store base (net of sales of approximately $1.3 million from five stores closed in the current and previous fiscal years).

     Net sales by catalog and Internet were $7.3 million for the current period versus approximately $.9 million in the prior period as the Company only began its catalog and Internet operations in late May 2000.

     Net sales to franchisees for the current period increased by $.8 million or 24.6% compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to the opening of two additional franchised locations last fiscal year by an existing franchisee and a net increase in purchases by the franchisees as a whole.

     Gross Profit. Gross profit for the current period was $165.5 million, or 59.8% of net sales, compared with $109.6 million, or 58.8% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from an improvement in the Company’s initial markup on goods, offset, in part, by slightly higher markdowns as a percent of sales in the current period versus the prior period. To a lesser degree, the increase in the gross profit percentage resulted from leveraging costs associated with the Company’s distribution center, product development and merchandising areas, which costs are included in the Company’s cost of goods sold.

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $113.7 million, or 41.1% of net sales, in the current period from $73.4 million, or 39.4% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including store compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The increase in these expenses as a percentage of net sales was principally due to the increase in direct marketing expenses as a percentage of net sales, comprising 3.6% of net sales in the current period, versus 2.5% of net sales in the prior period, an increase in store operating expenses, including store payroll (partially attributable to time associated with additional training), communication costs, supplies and depreciation (principally related to the rollout of a new cash register system to the entire chain), net of leverage associated with the Company’s 16.8% comparable Company store sales increase for the current period.

     Interest Income, Net. The Company had net interest income during the current period of approximately $392,000 versus approximately $356,000 in the prior period. The increase in net interest income was primarily a result of increased holdings in cash and marketable securities, partially offset by a decrease in interest rates on such securities.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 42.8% to $32.4 million in the current period from net income of $22.7 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

Comparable Company Store Net Sales

     Comparable Company store net sales increased by 7.0% in the current quarter and 16.8% in the first nine months of this fiscal year when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months, including stores that have been expanded or relocated within the same general market area (approximately five miles). The comparable store percentages reported above include 31 and 40 stores, respectively, that were expanded within the last 12 months from the beginning of the respective period by an average of 890 and 853 net square selling feet, respectively. If the stores that were expanded had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 5.0% for the current quarter and 14.8% for the first nine months. The Company does not consider this material to the overall comparable sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers.

     The Company believes that the increase in comparable Company store net sales in the current period resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying and marketing departments on Chico’s target customer. The Company also believes that the look, fit and pricing of the Company’s product was in line with the needs of the Company’s target customer and that the increase in comparable store sales was also fueled by a successful introduction of television advertising beginning in late February, increased direct mailings, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper club (the “Passport Club”). To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with ongoing training programs and continuing strong sales associated with several styles of clothing produced from a related group of fabrics newly introduced by the Company in the fourth quarter of fiscal 1998.

Liquidity and Capital Resources

     The Company’s primary ongoing capital requirements are for funding capital expenditures for new store openings and merchandise inventory purchases.

     During the first nine months of the current fiscal year (fiscal 2001) and the first nine months of the prior fiscal year (fiscal 2000), the Company’s primary source of working capital was cash flow from operations of $40.4 million and $29.5 million, respectively. The increase in cash flow from operations of $10.9 million was primarily due to an increase in net income of $9.7 million, an increase in depreciation and amortization of $3.3 million, an increase in the tax benefit of options exercised of $4.8 million, an increase in inventories of $6.4 million in the current period versus an increase of $11.9 million in the prior period, net of an increase in accounts payable of $2.4 million in the current period versus an increase of $9.3 million in the prior period, and an increase in accrued liabilities of $.8 million in the current period versus an increase of $5.2 million in the prior period. The increase in accounts payables in the current period versus a much larger increase in the prior period was related primarily to a decreased growth rate of inventory purchases (finished goods and fabric) and store construction costs in the current year.

     The Company invested $29.3 million in the current fiscal year for capital expenditures primarily associated with the planning and opening of new Company stores, and the remodeling/relocating/expansion of numerous existing stores. During the same period in the prior fiscal year, the Company invested $27.8 million primarily for capital expenditures associated with the opening of new Company stores, the remodeling of several existing stores, the expansion of its office and design facilities, new point-of-sale devices and the development of infrastructure associated with catalog and Internet sales. During the current period, the Company invested an additional $10.3 million in marketable securities versus $.6 million redeemed in the prior period.

     During the first nine months of the current fiscal year, twelve of the Company’s officers (or former officers) and one of its three independent directors exercised an aggregate of 681,524 stock options (split-adjusted) at prices ranging from $20.75 to $38.15 (split-adjusted) and several employees (or former employees) exercised an aggregate of 80,650 options (split-adjusted) at prices ranging from $21.70 to $38.00 (split-adjusted). Also, during this period, the Company sold 49,854 shares of common stock under its employee stock purchase plan at a price of $25.28. The proceeds from these issuances of stock, net of the tax benefit recognized by the Company, amounted to $5.5 million.

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

     The Company plans to open 60 Company-owned new stores, net in fiscal 2001, 55 of which were open as of November 28, 2001. Further, the Company plans to open between 60 and 65 Company-owned new stores, net in fiscal 2002. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its strong existing cash and marketable securities balances. The Company further believes that this liquidity will be sufficient, based on currently planned new store openings, to fund anticipated capital needs over the near-term, including scheduled debt repayments. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or even if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

Seasonality and Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

Certain Factors That May Affect Future Results

     This Form 10-Q may contain forward-looking statements which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance. These statements include the words “expects”, “believes”, and similar expressions. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include ability to secure customer acceptance of Chico’s styles, propriety of inventory mix and sizing, quality of merchandise received from vendors, timeliness of vendor production and deliveries, increased competition, extent of the market demand by women for private label clothing and related accessories, adequacy and perception of customer service, ability to coordinate product development along with buying and planning, rate of new store openings, performance of management information systems, ability to hire, train, energize and retain qualified sales associates and other employees, availability of quality store sites, ability to hire and retain qualified managerial employees, ability to effectively and efficiently establish and operate catalog and Internet sales activities, impact of war and terrorist activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s heavy reliance on sourcing from foreign vendors (particularly in light of the current political climate in the world and in countries nearby the countries where certain of its vendors are located), including the impact of work stoppages, transportation delays and other interruptions, political instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards such foreign countries and other similar factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company’s financial instruments as of November 3, 2001 has not significantly changed since February 3, 2001. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of November 3, 2001, the Company did not have any outstanding balance on its line of credit and, given its existing liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. The Company’s exposure to interest rate risk also relates to its $5.1 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the prime rate.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:	10.1	Amendment No.1 to Employment Agreement between the Company and James P. Frain, effective as of February 13, 2001.

(b)	Reports on Form 8-K		The Company did not file any reports on Form 8-K during the current period.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 4, 2001	By: /s/ Marvin J. Gralnick Marvin J. Gralnick Chief Executive Officer (Principal Executive Officer)

Date: December 4, 2001	By: /s/ Charles J. Kleman Charles J. Kleman Chief Financial Officer (Principal Financial and Accounting Officer)