Form 10-K
period 2002-01-30
CHICOS FAS INC
filed 2002-04-24
CIK 897429

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21258

CHICO’S FAS, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-2389435

(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

11215 Metro Parkway, Fort Myers, Florida	33912

(Address of principal executive offices)	(Zip code)

(239) 277-6200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, Par Value $.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant:

Approximately $1,341,253,000 as of April 19, 2002 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on April 22, 2002)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share – 41,030,513 shares as of April 19, 2002.

Documents incorporated by reference:

Part II Annual Report to Stockholders for the Fiscal Year Ended February 2, 2002.

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 25, 2002.

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
AMENDMENT NO.1 TO EMPLOYMENT AGREEMENT/M.GRALNICK
AMENDMENT NO.1 TO EMPLOYMENT AGREEMENT/H.GRALNICK
EMPLOYMENT AGREEMENT W/JAMES P. FRAIN
SEPARATION AND RELEASE AGREEMENT/TEDFORD G. MARLOW
SECOND AMENDMENT TO 1993 STOCK OPTION PLAN
2002 OMNIBUS STOCK AND INCENTIVE PLAN
2002 EMPLOYEE STOCK PURCHASE PLAN
1ST AMEND. TO REVOLVING CREDIT & TERM LOAN AGRMT.
CHICO'S FAS, INC. DEFERRED COMPENSATION PLAN
LEASE AGREEMENT
ANNUAL REPORT TO STOCKHOLDERS
SUBSIDIARIES
CONSENT TO USE REPORT OF ACCOUNTANTS
LETTER TO COMMISION PURSUANT TO TEMPORARY NOTE 3T

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED FEBRUARY 2, 2002

PART I

ITEM 1. BUSINESS

General

     Chico’s FAS, Inc., (Chico’s or the Company), directly and through its wholly owned subsidiaries, Chico’s Distribution, Inc., Chico’s Concept, Inc., Chico’s Media, Inc. and Chico’s Real Estate, LLC, is a specialty retailer of exclusively designed, private label, sophisticated, casual-to-dressy clothing, complementary accessories and other non-clothing gift items. Virtually all of the clothing, accessories and non-clothing gift items offered at Chico’s stores is designed by the Company’s in-house product development team and bears the “CHICO’S” trademark. Each Chico’s store offers exclusively designed separates, and collections, of color-coordinated tops, pants, shorts, skirts, dresses, vests, jackets, outerwear and accessories, including belts, scarves, shoes, earrings, necklaces and bracelets. Emphasizing casual yet stylish comfort, Chico’s clothing is made from natural fabric (including 100% cotton, rayon, linen and silk) blends and sophisticated synthetics. The styling is relaxed, figure-flattering and designed for easy care. Chico’s believes that its target customer includes women of all ages who seek style, attitude and comfort in their casual clothing, with a particular focus on women who are 30 years old and up with moderate and higher income levels.

     The Company has sought to employ several innovative approaches to retailing, including: offering Chico’s exclusively designed private label clothing that provides a relaxed fit at moderate prices; continually introducing new merchandise and designs which complement other Chico’s merchandise that its customers may have in their existing wardrobes; using a boutique store design with personalized service and customer assistance to enhance the shopping experience; and utilizing Chico’s Outlets to help maintain the integrity of the Company’s pricing strategy.

     The Company has been experiencing double digit same store sales, for the most part, since June 1997. During the period from June 1997 through late 2000, the Company had been able to use markdowns (first, second and special sales) in its front-line stores to effectively clear merchandise without opening new outlets. During this time the Company operated between 7 and 8 outlets. In late 2000, the Company decided to develop a plan to discontinue using its smaller front-line stores as clearance vehicles and to reallocate more of the square footage to full-priced merchandise. To this end, the Company established a separate outlet division, with separate management, and has since expanded to 14 outlets. Its newer outlet stores have a larger average store square footage. In order to provide the outlets with a full complement of merchandise, the Company has developed a supplemental product line for distribution only through its outlet stores which product line is labeled “Market by Chico’s”. This supplemental line includes select product items that are designed to help promote the clearance of existing merchandise.

     Also during the past few fiscal years, the Company has been testing the sale of footwear (which complements the clothing products) and non-clothing products such as leather goods, watches, and other gift products which are designed by the Company. All of these items are intended to promote the Chico’s brand name in areas beyond clothing. Because of the additional space required to accommodate the non-clothing items and in an effort to improve the visual ambiance of its clothing and accessory presentations, the Company is actively pursuing larger spaces for its existing and new stores. Rather than targeting a 1,200-1,500 net selling square foot store, as the Company pursued through fiscal 1999, the Company now believes the target store size is nearer 1,800-3,000 net selling square feet. Although the Company may from time to time still open stores in the 1,200-1,500 net selling square foot range, particularly in smaller markets or when a large well positioned store is not available at a particular location, the Company’s primary focus in both its new and existing markets is a store with 1,800-3,000 net selling square feet.

     As of April 19, 2002 the Company’s retail store system consisted of 321 stores (averaging approximately 1,815 net selling square feet), of which 296 were Company-owned front-line “Chico’s” stores, 11 were franchised front-line “Chico’s” stores and 14 were “Chico’s Outlet” stores. Of this total, 52 stores are located in the Northeast states (NY, NJ, CT, PA & MA), 46 stores are located in Florida, 43 stores are located in California, 28 stores are located in Texas and the remaining 152 stores are located in 32 other states and the District of Columbia. Chico’s intends to continue locating its front-line Company-owned stores primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in, or near, mid-to-larger sized markets. The Company opened 59 new Company-owned front-line stores and five new outlet stores in the fiscal year ended February 2, 2002 (fiscal 2001), while during the same period it closed two Company-owned front-line stores and one Company-owned outlet store. The Company plans to open a minimum of 65 net new Company-owned stores in the fiscal year ending February 1, 2003 (fiscal 2002) and expects to close between one and three existing stores during this time frame.

     During fiscal 2000, the Company initiated a program whereby its customers could purchase a limited selection of Chico’s products, particularly those featured in its promotional mailers, through a call center and over the Internet. Recognizing the continued importance of making these channels of distribution available to its customer, the Company, during fiscal 2001, increased the number and depth of items available through these distribution channels and, as a consequence, call center and Internet sales revenues increased significantly. The Company intends to continue to expand its offerings through these distribution channels, although for the foreseeable future it expects that such revenues will remain below 5% of overall revenues.

     Beginning in fiscal 2001, the Company has been actively testing product in women’s apparel that would be aimed at a customer in a somewhat younger age bracket and with a slightly more moderate income level. These tests have resulted in what we believe will be a new concept store that has the potential to be rolled out nationwide. We expect to introduce this new concept on a test basis beginning in early fiscal 2003. The plan is for the new concept to have an entirely different name, a unique and different store look, a different store location strategy and, as described above, a somewhat different customer focus. The goal is to create a successful new store concept without competing with or detracting from the Chico’s brand. However, there can be no assurance that the Company will be able to develop and implement this new store concept or, if implemented, that such new store concept will be successful.

Business Strategies

     Distinctive In-House Designed Casual Clothing and Coordinated Accessories. The most important element of the Company’s business strategies is the distinctive private label casual clothing and complementary accessories offered for sale at Chico’s stores. Emphasizing casual comfort, Chico’s clothing is made from natural fabric (including cotton, rayon, linen and silk) blends and sophisticated synthetics. The fit is relaxed and designed for easy care. Accessories, such as belts and jewelry, including earrings, necklaces and bracelets, are specifically purchased and designed to coordinate with the colors and patterns of Chico’s clothing, enabling customers to easily enhance and individualize their wardrobe selections.

     Virtually all of the clothing offered by Chico’s is designed in-house, and the Company controls most aspects of the design process, including choices of pattern, construction, fabric, treatment and color. A majority of the accessory designs also are developed in-house or are modified at Chico’s request by the manufacturer to complement specific items of clothing or to support a look that is distinctively Chico’s.

     Chico’s private label clothing is designed through the coordinated efforts of the Company’s merchandising and product development teams. Style, pattern, color and fabric for individual items of the Company’s private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to Chico’s target customer. New fashion trends are tested in key stores in small quantities in an effort to minimize risk.

     The Company’s product development teams develop these in-house designs and design modifications. By conceptualizing and designing in-house and then contracting directly with manufacturers and providing some on-site quality control, the Company has been able to realize higher average initial gross profit margins than the industry while at the same time providing value to its customers.

     The distinctive nature of Chico’s clothing is carried through in its sizing. Chico’s incorporates international type sizing, utilizing sizes 0 (size 4-6), 1 (size 8-10), 2 (size 10-12), and 3 (size 14-16). As in the past, the Company occasionally offers one-size-fits-all and small, medium and large sizing for some items. The relaxed nature of Chico’s clothing allows Chico’s to utilize this sizing and thus to offer a wide selection of clothing without having to invest in a large number of different sizes within a single style. The Company has also been testing denim pants with a more varied sizing using half sizes to address fits between the four standard sizes described previously. This testing has been reasonably successful and the Company intends to offer a core selection of denim and other pants with this sizing throughout the chain.

     Certain Building Blocks of the Company’s Merchandising Strategy. The Company continues to follow certain important elements of the merchandising strategy that it has sought to follow since the early 1990’s. These important elements include the Company’s focus on its target customer, the continual introduction of new merchandise, its pricing policies, the store design, merchandise presentation, customer service and its quality assurance programs.

Focus on the Target Customer. Based upon studies done internally through its customer databases and externally through nationally available databases, as well as informally gathered information from customers, sales associates and store managers, the Company seeks to anticipate and respond to the perceived needs and preferences of its target customer. Chico’s target customers are believed to include women of all ages who seek style and attitude in distinctive, casual clothing which represents good value, with a particular focus on 30 to 60 year old women in the moderate and higher income levels. Although the Company had experienced changes in design direction in 1994 and 1996 that caused it to vary from the preferences of those women who historically shopped at Chico’s, the current merchandising plan intends to continually focus the entire product development team on the Company’s target customer. As part of this focus, the Company reestablished its frequent shopper club (“Passport Club”) in early 1999. In addition to promoting customer loyalty, the Passport Club also allows the Company to monitor spending habits based on known demographics. The Company continues to gather transaction-based and demographic data and intends to use this data to help direct its marketing and store opening efforts. See the “Customer Loyalty” section on page 5 for more details on the “Passport Club”.

Continual Introduction of New Merchandise. The Company keeps its stores fresh by continually introducing new merchandise and designs. The Company is continuing its product development philosophy whereby new merchandise is evolutionary, rather than revolutionary. Chico’s intends to continue its focus on trying to make certain that new merchandise items will generally complement the colors and styles of other previously offered Chico’s merchandise. This approach is designed to allow Chico’s customers to supplement the wardrobe purchases made today with the new merchandise that will arrive in Chico’s stores in the future. The Company believes its target customer prefers this continuity in Chico’s styles and colors.

As part of the Company’s strategy to continually introduce new merchandise, Chico’s seeks to provide a somewhat limited supply of each novelty item of merchandise to each store and in most cases seeks to restock its stores, after the initial shipment is redistributed to all stores, with new styles and designs instead of continually providing additional quantity of existing styles and designs (except for certain core items). This merchandising strategy is intended to foster a sense of urgency for Chico’s customers by creating a limited period of time to buy new novelty styles and designs. Slower selling items and the remaining pieces of better-

selling items still in a store when new merchandise arrives are frequently consolidated in certain front-line stores and then marked down and/or sent to the Company’s outlet stores. If the style becomes out-of-place due to seasonality, color, etc., it may be subjected to additional markdowns or returned to the Company’s distribution center to be held for replenishment at outlet stores.

Pricing Policies. The Company’s strategy is to offer its exclusively designed private label clothing and complementary accessories at moderate prices that are believed to be generally competitive with the prices charged for similar quality goods by other specialty apparel retailers and by upscale department stores. For example, tops, pants and jackets are offered at retail price points generally ranging from $22 to $148 per item and accessories are offered at retail price points generally ranging from $8 to $52 per item.

Historically, the Company’s philosophy has generally been to avoid store-wide price markdowns at its front-line stores and the Company believes that in the past it utilized price markdowns to a lesser degree than have its principal competitors. From fiscal 1998 through fiscal 2000, the Company shifted its strategy for markdowns and clearance of slower moving merchandise. Rather than placing the emphasis on clearing most of the goods at outlet stores or local warehouse sales, the Company has been making more extensive use of its front line stores to clear slower selling merchandise through chain-wide markdowns of these items and by initiating such markdowns at an earlier date in the product life cycle. The Company believed this strategy reduced the need to rely on its outlet stores as a principal means of clearing slower selling merchandise. As described earlier, the Company is re-evaluating its outlet and overall clearance strategies in front-line stores with the intent to reduce markdowns in most front-line stores, but particularly in those stores that, on an annual basis, are selling in excess of $1,000 per net selling square foot. Last year the Company doubled its outlet space and it intends to again substantially increase its outlet square footage in fiscal 2002. Its strategy also involves specific buying programs using a “Market by Chico’s” label to supplement the clearance of goods in the Company-owned outlets. The Company expects to continue to complement its pricing policies with its strategy to continually replace merchandise at its front-line stores and to transfer older merchandise to its outlet stores or the Company’s distribution center for later replenishment at its outlet stores, although the Company intends on continuing markdowns in certain front-line stores to provide more immediate clearance of goods and cater to its sale-oriented customers where necessary.

Store Design and Merchandise Presentation. Chico’s historical store design, interior layout and merchandise presentation tends to complement Chico’s private label casual clothing and personalized service, helping to create a “boutique” atmosphere with an open and comfortable ambiance. A typical store has a warm feel with wood and stainless steel including hardwood or natural concrete floors, antiques and brushed aluminum or wood fixtures. However, each store can be quite different as the Company has many different sizes and shapes of stores and as the interior decor and storefront is chosen carefully to complement the setting, including both its location and the building itself. These individual touches are balanced against a certain amount of standardization. Merchandise is generally presented on wooden or stainless steel fixtures with coordinating colors and outfits shown together rather than being grouped by tops, bottoms, etc.

To encourage sales of multiple wardrobe items, Chico’s stores also may use “color areas”, which present coordinated colors or seasonal themes in different areas of the store. Rather than displaying clothing by type (for example, tops with tops, pants with pants, etc.), merchandise is grouped by color coordinated items of clothing and accessories. Such a grouping typically includes several different coordinated tops, pants, shorts or other items of clothing as well as accessories such as belts, earrings and necklaces that could be used to create several different ensembles and looks that appeal to various lifestyles. Sales associates are trained to assist customers in creating such ensembles. Management believes the color coordinated grouping of merchandise strengthens the style image of the merchandise and enhances the likelihood for multiple item purchases. Accessories and other non-apparel items accounted for approximately 13% of the Company’s net sales in fiscal 2001, compared to a range of 12% to 14% over the last several fiscal years. Continuing efforts are being made to improve the volume of accessory and other non-apparel item sales through better coordination of accessories with clothing and continual testing of non-apparel branded items.

Quality Assurance. Currently, over half of the clothing offered for sale at Chico’s stores is manufactured abroad. The Company has diversified its manufacturing sources to a number of different countries but continually finds it necessary to address quality control. The Company has now developed a more focused system for inspection of clothing both during the manufacturing process and upon receipt in the United States. Over the past few years, the Company has been able to gain greater experience with its vendors thus enabling the Company to identify those who are able to consistently provide the level of quality Chico’s demands. Also, Chico’s has been more careful to utilize each vendor to manufacture the merchandise, or fabric, with which the vendor has the most experience. The Company has in more recent years been expanding its use of domestic vendors, where possible, and it intends to continually explore opportunities with domestic vendors and also with vendors in China, Hong Kong, India and Mexico.

     Personalized Service and Customer Assistance. The Company has always considered personalized customer service one of the most important factors in determining its success. The Company intends, through training efforts, to make certain that Chico’s sales associates offer assistance and advice on various aspects of their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits and suggestions on different ways in which to wear Chico’s clothing and accessories. As part of its strategy to reinforce the casual aspects of Chico’s clothing, Chico’s sales associates are trained to demonstrate to customers the most attractive ways to wear Chico’s clothing. Dressing rooms are generally not equipped with mirrors, encouraging customers to come out of the dressing rooms in Chico’s clothes so that store personnel can provide such assistance. The Company has not found it necessary to offer alteration services.

     Chico’s sales associates are encouraged to know their regular customers’ preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. The Company strongly encourages its sales associates to wear Chico’s clothing and accessories in its stores at all times and to complement this it offers substantial employee discounts. To better serve the Chico’s customer, sales associates are encouraged to become familiar with new styles and designs of clothing and accessories by trying on new merchandise.

     Chico’s takes pride in empowering its employees to make decisions that best service the customer. This healthy sense of empowerment enables Chico’s employees to exceed customers’ expectations. In addition, many of the Company’s store managers and sales associates were themselves Chico’s customers prior to joining the Company and can therefore more easily identify with customers.

     Chico’s employees are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico’s store.

     Customer Loyalty. Chico’s preferred customer club, which was established in the early 90’s and which is known as the “Passport Club”, was designed to encourage repeat sales and customer loyalty. Features of the club include discounts, special promotions, invitations to private sales and personalized phone calls regarding new merchandise. In late 1994, the Company decided to limit the number of new members and to evaluate ways to restructure the program. During 1997 and 1998, the Company established a new database of customers that shop at Chico’s using non-proprietary credit cards. In 1998, the Company also performed an independent study of its then existing Passport members (approximately 25,000 members were still active from this club which included over 40,000 members at its peak) and store managers to determine the most important features of the Club and to help assess the feasibility of relaunching the Club.

     Based on this study and the past experiences of the Company with the Passport Club, the Company relaunched the Passport Club in mid-February of 1999 by mailing approximately 300,000 invitations to customers whose names were maintained in its credit card, guest book and Passport databases. The invitations included a temporary enrollment card and simply required a purchase by the customer to activate their preassigned temporary Passport Club membership number (“temporary member”). Once the customer spends $500, she becomes a permanent member of the club and is entitled to a 5% discount on future purchases.

     Since the relaunch in early 1999, the Company has been very successful in increasing its database of “temporary” and “permanent” Passport members. As of April 19, 2002, the Company had over 438,000 permanent Passport members and over 1,600,000 temporary Passport members. During fiscal 2001, the permanent Passport members accounted for approximately 60% of overall sales, while the temporary members accounted for 19% of overall sales. Also, during fiscal 2001, the Company signed up an average of 42,700 “temporary” new members per month of which an average of 15,000 per month spent the required $500 to become a permanent member. Prior to the relaunch of the Passport Club, the permanent members accounted for approximately 10% of overall sales and the Company was unable to effectively track “temporary” Passport members sales.

     The Company believes that permanent Passport members shop more frequently and spend more on the average transaction than “temporary” Passport members. During the fiscal year ended February 2, 2002, the average permanent passport member spent $132 per transaction and shopped five to eight times per year, while the “temporary” Passport members averaged $83 per transaction and shopped one to three times per year. The Company does not have a proprietary credit card at this time.

     With the more sophisticated database hardware and software the Company has acquired to manage the SKU-level transactions being recorded for both temporary and permanent Passport Club members, the Company believes it is better able to more sharply focus its marketing, design and merchandising efforts to better address and define the desires of its target customer.

     High-Energy, Loyal Employees. The Company believes that the dedication, high energy level and experience of the members of its senior management team, support staff and store employees are key to its continued growth and success and help to encourage personalized attention to the needs of Chico’s customers.

     In selecting its employees at all levels of responsibility, Chico’s looks for quality individuals with high energy levels who project a positive outlook. The Company has found that such persons perform most effectively for the Company and contribute to a fun and exciting shopping experience for Chico’s customers.

     Sales associates are compensated with a base hourly wage but also have opportunities to earn substantial incentive compensation based on their individual sales. For the most part, these incentives are based upon the dollar amount of sales to individual customers, thereby encouraging sales of multiple items. Store managers receive base salaries and are eligible to earn various incentive bonuses tied to individual sales and storewide sales performance. District and regional managers also have the opportunity to earn incentive compensation based upon the sales performance of stores in their districts, as well as the Company’s overall sales performance.

     The Company offers its employees other recognition programs and the opportunity to participate in its stock incentive, stock purchase and 401(k) programs. Management believes that all these programs and policies offer Chico’s sales associates and other employees opportunities to earn total compensation at levels generally above the average in the retail industry for comparable positions.

     Chico’s emphasis where possible on a “promote from within” philosophy, combined with increases in the number of new Company-owned stores, provides opportunities for qualified employees to advance to higher positions in the Company.

     Additional Company-Owned Stores. Management believes that the ability to open additional Company-owned Chico’s stores will be a factor in the future success of the Company. During fiscal 1998, the Company opened 22 new company stores and one new franchised store while closing two outlet stores. During fiscal 1999, the Company opened 40 new company stores and one new franchised store while closing three front-line stores. During fiscal 2000, the Company opened 51 new Company-owned stores and two new franchised stores while closing two front-line stores and one outlet store. During fiscal 2001, the Company opened 59 new Company-owned stores and five new outlet stores, while closing two front-line stores and one outlet store. As of April 19, 2001, the Company has opened eight front-line and three outlet stores of a minimum of 65 net new Company-owned stores planned to be opened in fiscal 2002, and the Company has signed leases for several new Chico’s store locations. The Company also is currently engaged in negotiations for the leasing of numerous additional sites. The Company generally expects to open between 12 and 20 new stores each quarter of this fiscal year.

     In general the Company intends to locate its new stores predominantly outside of Florida. In deciding whether to open a new store, the Company undertakes an extensive analysis which includes the following: identifying an appropriate geographic market; satisfying certain local demographic requirements; evaluating the location of the shopping area or mall and the site within the shopping area or mall; assessing proposed lease terms; and evaluating the sales volume necessary to achieve certain profitability criteria. Once the Company takes occupancy, it usually takes from three to five weeks to open a store. After opening, Chico’s front-line stores have typically generated positive cash flow within the first year of operation (after allocation of a portion of home office administrative expense based on sales and after recovery of the Company’s out-of-pocket cash expenses in opening the new store) and have typically had a ten month to eighteen month payback of all initial capital and inventory costs. However, there can be no assurance that new Chico’s stores will achieve operating results similar to those achieved in the past.

     The Company plans to grow by opening additional Company-owned stores and the Company does not currently intend to increase the number of franchisees. The Company intends to continue providing full support for its franchise network and anticipates that one of its existing franchisees may be able to further meet the Company’s criteria for opening additional stores in its limited territory. This franchisee opened one new franchised store in fiscal 1998, one in fiscal 1999, two in fiscal 2000, and none in fiscal 2001.

Store Locations

     Chico’s stores are situated, for the most part, either in tourist areas or in, or near, mid-to-larger sized markets. The Company’s front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls which offer high traffic of Chico’s target customers. The Company seeks to locate the Company-owned front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more mid-to-high end department stores as anchor tenants. Chico’s outlet stores are currently located in outlet centers, although the Company is evaluating the possibility of opening in value centers and other more upscale centers.

     Chico’s Company-owned front-line stores average approximately 1,750 net selling square feet, while the Company-owned outlet stores average approximately 3,130 net selling square feet. In fiscal 1999 and fiscal 2000, the Company began a strategy of opening somewhat larger stores than it has opened in the past. Currently, the Company is seeking to open front-line stores with approximately 1,800-3,000 net selling square feet to promote an improved visual ambiance and the expanded offerings of its current products. However, in locations where the Company has a desire to establish a store but where the optimum store size or location is unavailable, the Company often will lease a front-line store with as few as 1,200 net selling square feet or as many as 3,500 net selling square feet. If the volume of business at one of these smaller stores is sufficient, and there is no ability to expand the existing store, the Company has chosen in the past to open additional stores nearby, operating more than one Chico’s store in the same general shopping area. Non-selling space within Company-owned stores generally amounts to 20-25% of the gross leased space, and is not considered in the net selling square foot calculations.

     At April 19, 2002, there were 321 Chico’s stores, of which 296 were Company-owned front-line Chico’s stores, 11 were franchised Chico’s stores and 14 were Chico’s Outlet stores. Chico’s stores are located in the following jurisdictions:

	Company	Company-Owned	Franchised
	Owned	Outlet Stores	Stores	Total Stores

Florida	42	3	1	46
California	40	3	—	43
Texas	27	1	—	28
New Jersey	14	—	—	14
Illinois	11	1	—	12
Virginia	10	2	—	12
Connecticut	11	—	—	11
Michigan	10	—	1	11
Ohio	11	—	—	11
New York	10	—	—	10
Georgia	8	1	—	9
Massachusetts	8	1	—	9
Arizona	7	1	—	8
Minnesota	—	—	8	8
Pennsylvania	8	—	—	8
Maryland	7	—	—	7
North Carolina	7	—	—	7
Louisiana	6	—	—	6
South Carolina	5	—	—	5
Washington	5	—	—	5
Colorado	4	—	—	4
Oklahoma	4	—	—	4
Oregon	4	—	—	4
Tennessee	4	—	—	4
Alabama	2	1	—	3
Indiana	2	—	1	3
Kansas	3	—	—	3
Utah	3	—	—	3
Wisconsin	3	—	—	3
District of Columbia	2	—	—	2
Kentucky	2	—	—	2
Mississippi	2	—	—	2
Missouri	2	—	—	2
Nebraska	2	—	—	2
Nevada	2	—	—	2
New Mexico	2	—	—	2
Rhode Island	2	—	—	2
Arkansas	1	—	—	1
Maine	1	—	—	1
Vermont	1	—	—	1
Wyoming	1	—	—	1

Total	296	14	11	321

     In a typical new front-line Chico’s store, the Company’s cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $250,000 to $650,000 (after taking into account landlord construction allowances and other concessions).

     Chico’s utilizes teams of employees experienced in new store openings who are able to supervise final build-out and set up store interiors rapidly, including, where necessary, the flooring, furniture, fixturing, equipment and initial inventory displays. The use of in-house crews allows the Company to open a new store generally within three to five weeks after taking occupancy. Management believes that, as a result, the Company opens its new stores more rapidly and at less cost than many of its competitors. The Company has an arrangement whereby the final design and initial build-out of the store is handled by third-party architectural and contracting firms, with offices or affiliates throughout the country. Under this arrangement, Chico’s in-house crews are still responsible for approving the final stages of the build-out and for setting up the store interiors.

     The following table sets forth information concerning changes in the number of Chico’s Company-owned and franchise stores during the past five fiscal years:

	Fiscal Year Ended

	January 31,	January 30,	January 29,	February 3,	February 2,
	1998	1999	2000	2001	2002
Number of Company-Owned Stores	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)

Stores at beginning of year	123	132	154	191	239
Opened*	14	22	40	51	64
Acquired from franchisees	1	2	—	—	—
Closed	(6)	(2)	(3)	(3)	(3)

Stores at end of period	132	154	191	239	300

Number of Franchise Stores
Stores at beginning of year	10	9	8	9	11
Opened*	—	1	1	2	—
Sold to Company	(1)	(2)	—	—	—
Closed	—	—	—	—	—

Stores at end of period	9	8	9	11	11

Number of Total Stores	141	162	200	250	311

*	Does not include stores that opened as relocations of previously existing stores within the same general market area (approximately five miles) or substantial expansions of stores.

Outlet Stores

     As of April 19, 2002, the Company operated 14 outlet stores under the name “Chico’s.” Chico’s outlet stores carry slower-selling items removed from front-line stores, remaining pieces of better-selling items replaced by new shipments of merchandise to front-line stores, returns of merchandise accepted from franchise stores under the Company’s franchisee return policy, seconds of the Company’s merchandise, and its new line “Market by Chico’s” which is intended to help promote clearance of existing styles by complementing the other outlet merchandise. The Company does not anticipate that the “Market by Chico’s” label will account for more than 10% of outlet sales in the future. Chico’s outlet stores act as a vehicle for marking down the prices on such merchandise while continuing to allow Chico’s front-line stores to maintain a somewhat limited markdown policy. Prices at Chico’s outlet stores generally range from 30% to 70% below regular retail prices at Chico’s front-line stores. Although service is also important at Chico’s outlet stores, there is somewhat less emphasis in the outlet stores on personalized customer service. Sales from the Company’s outlet stores represented approximately 5% of the Company’s net sales and the “Market by Chico’s” label represented less than 2% of the outlet sales during fiscal 2001. Chico’s outlet stores have not been intended to be profit centers, and the Company is re-evaluating its approach to outlet stores to improve the return on clearance of such goods.

     Chico’s outlet stores are generally larger than front-line stores, averaging approximately 3,227 net selling square feet at February 2, 2002. The Company opened five new outlet stores in fiscal 2001 and one outlet store in fiscal 2000.

Franchise Stores

     Currently, there are eleven franchised Chico’s stores operated by four owners, none of whom is otherwise affiliated with the Company. Each franchisee paid an initial franchise fee of between $5,000 and $75,000 per store and is not required to pay any continuing monthly royalty. Each franchisee has been provided an exclusive license at a specified location to operate a Chico’s store and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of Chico’s merchandise. The term of the franchise is generally ten years, renewable for additional ten-year periods if certain conditions pertaining to the renewal are met (including the payment of a renewal fee). Franchisees are required to operate their Chico’s stores in compliance with the Company’s methods, standards and specifications regarding such matters as store design, fixturing and furnishings, decor and signage, merchandise type and presentation, and customer service. The franchisee has full discretion to determine the prices to be charged to customers generally by changing or replacing any pre-ticketed price tags. Franchisees are required to purchase all Chico’s brand clothing and all accessories from Chico’s or from suppliers approved by the Company. Currently, the merchandise offered by Chico’s franchisees at their stores is purchased from the Company at prices equal to 48% to 50% of suggested retail prices, subject to rebates of between 2% and 8% as described below. In certain situations, franchise stores may carry other brands of clothing or accessories if such merchandise is approved by the Company. In such cases, franchisees may be required to pay to the Company a monthly royalty equal to 5% of gross sales of any approved merchandise not purchased from Chico’s. In the current period, the Company’s net sales to franchisees was approximately $5.4 million, or 1.4% of total net sales.

     As of April 19, 2002, the franchisee holding franchise rights in Minnesota had the right to open additional Chico’s stores. With respect to the franchise rights granted in Minnesota, the Company granted an exclusive right to develop Chico’s stores and subfranchise within the state of Minnesota. The Minnesota franchisee may technically have the ability to open an unlimited number of additional stores within its limited territory. However, the Company believes that economic, logistic and other practical considerations effectively limit the number of additional stores that these franchisees may open in the future. The Company does not believe that the rights of the Minnesota franchisee will significantly limit the Company’s ability to expand.

     The Company intends to continue supporting its existing franchise network. However, the Company does not intend at this time to pursue any new franchises or to enter into any additional franchise territory development agreements. In the past, the Company has acquired certain franchise stores that have been offered for sale to the Company. During the current period, the Company did not repurchase any of its franchise stores although it would consider additional purchases of franchise stores that may be offered to the Company from time to time in the future. In addition, the Company may terminate franchises where performance or circumstances so justify. Management expects that Chico’s franchise stores will play an increasingly less important role in the Company’s future sales and profitability.

     Beginning in February 2000, the Company offered franchisees an additional 2% to 8% increase in their discount rate to modify their purchase agreements and reduce returns of merchandise to the Company. All franchise owners agreed to the modifications. The Company believes this additional incentive was instrumental in reducing franchise returns, as a percent of purchases, although it has also reduced franchise gross margins.

Store Operations

     Chico’s stores typically employ a manager, two assistant managers, and numerous sales associates who are either full-time or part-time employees. During the peak selling seasons, stores generally hire additional sales associates.

     Store managers take an active part in selling at the stores and are expected to be on the sales floor whenever available during business hours. Purchasing, merchandising, advertising, accounting, cash management and other store support functions are handled by the Company’s corporate headquarters. The Company attempts to keep administrative tasks for the store managers to a minimum, thereby allowing the store managers more time to focus on store sales, personalized customer service and in-store and local community merchandising strategies including outreach programs.

     The Company has established a formalized training program that is intended to reinforce and enhance the personalized customer service offered by all associates as well as increase their merchandise knowledge. The comprehensive training program includes a Fashion Information Training (F.I.T.) module and a Most Amazing Personal Services (M.A.P.S.) module which the Company believes will help assure sales associates better understand the Chico’s product and improve the level of service provided to its customers.

     The Company currently supervises store operations through its Senior Vice President of Stores, its Vice President-National Sales Manager, a National Operations Director, several Regional Sales Managers, and numerous District Sales Managers. The Vice President-National Sales Manager and National Operations Director provide assistance to the Senior Vice President of Stores in supervision of the Regional and District Sales Managers. The Regional Sales Managers have direct supervision responsibility of the District Sales Managers. Each District Sales Manager supervises multiple store locations. District Sales Managers have primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, staffing, training and expense-control programs established by headquarters. Management is continually reviewing its supervisory structure with the intent of improving the performance of individual stores and store managers.

Management Information Systems

     The Company’s current management information systems are based on an IBM AS400 and numerous Windows NT networks located at the home office in Ft. Myers, which provide a full range of retail, catalog, Internet, financial and merchandising information systems, including purchasing, inventory distribution and control, sales reporting, accounting, warehousing and merchandise management principally using Island Pacific, STS Marketworks and Mozart by Commercialware.

     During fiscal 2001, the Company evaluated its current merchandising, planning, warehousing and financial software to determine whether it could accommodate future growth at levels experienced in the past. It was determined that the existing systems of the Company could not be effectively changed to meet the Company’s anticipated future needs and the Company has contracted with STS Systems, a NSB Retail Systems PLC Company, Manhattan Associates, Inc. and Lawson Software, Inc. to replace its core merchandising, planning and open-to-buy packages, as well as its distribution and financial packages. These packages will also allow installation of a new integrated global sourcing/production tracking package, as well as integrated Human Resource software.

     The Company intends to install the new packages beginning in the summer of 2002 and replace the existing Island Pacific packages by the first quarter of 2003. Anticipated software acquisition costs associated with the acquisition of the new software packages totaling between $7 million and $9 million will be capitalized and charged to depreciation expense over the estimated useful lives of the assets. Training and other costs which will be expensed are estimated to be in the $250,000 to $500,000 range. Although the Company expects to take a number of precautions to avoid disruption of its management information systems as a result of the installation of and conversion to these new software systems including running the systems parallel during testing phases, if such installation or conversion were to cause any significant disruption, the Company’s business operations and its operating results could be materially and adversely affected.

     All Chico’s stores utilize point of sale cash register computers, which are polled nightly to collect store-level sales data and inventory receipt and transfer information for each item of merchandise, including information by item, style, color and size. Management evaluates this information, together with its weekly reports on merchandise shipments to the stores, to analyze profitability, formulate and implement company-wide merchandise pricing decisions, assist management in the scheduling and compensation of employees (including the determination of incentives earned) and, most importantly, to implement merchandising decisions regarding needs for additional merchandise, allocation of merchandise, future design and manufacturing needs and movement of merchandise from front-line stores to Chico’s outlet stores.

     During fiscal 2001, the Company replaced its in-house developed, DOS-based, cash register systems with a cash register using a Windows NT platform in a wide area network and using the CRS Retail Systems software used by many other retailers. The Company is now focused on the second phase of the register rollout which will focus on improving customer service, reporting, training and overall functionality, including allowing the Company to integrate all three channels of distribution and allowing more extensive use of computer-based training to complement its existing training programs.

     In fiscal 1998, the Company acquired sophisticated database marketing software from STS Systems to keep track of its Passport Club purchases and to assist in analyzing merchandise selling within certain customer demographics. This system became fully operational in fiscal 1999 and will be integrated into the overall STS systems as part of the conversion from Island Pacific. In addition, during fiscal 2000 the Company installed the Mozart software from Commercialware to manage its catalog and Internet activities.

     The Company is committed to an ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments.

Merchandise Distribution

     New merchandise is generally received daily at the Company’s distribution center in Ft. Myers, Florida. Merchandise from the United States vendors is trucked to Ft. Myers or arrives by air as the circumstances require. Most of the merchandise from foreign vendors arrives in this country via air (and occasionally by sea) at Miami, Florida, and is transported via truck to Ft. Myers. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture. Until the Company is better able to address certain limitations on its ability to coordinate and schedule merchandise production and deliveries, it is likely that air shipments may still need to be relied upon for much of the Company’s merchandise supply. The Company’s plan is to improve its scheduling and distribution systems with the new software installation so as to reduce the need to rely as heavily on air transportation to obtain merchandise.

     The Company’s current distribution center is automated, thus generally permitting turnaround time between distribution center receipt of merchandise and arrival at Chico’s stores to average approximately 24 to 48 hours for its Florida stores and two days to a week for its other stores. In an attempt to ensure a steady flow of new merchandise, the Company ships merchandise continuously to its stores. The Company uses common carriers, such as United Parcel Service and Federal Express, for most shipments to its stores.

     During fiscal 2000 and fiscal 2001, the Company hired several consultants to evaluate the feasibility and costs involved with expanding its current distribution center (Ft. Myers, Florida) to accommodate future growth versus moving to a new or existing distribution center in a more central part of the United States.

     This study indicated that there was significant possible freight savings if the Company were to relocate its warehouse facilities to a more central location in Arkansas, Tennessee or Georgia. Due to the above factors, as well as a longer-term capacity constraint on the land owned by the Company in Ft. Myers, the Company has acquired 52 acres of land with an existing 202,000 square foot distribution center and an existing 31,000 square foot office in Barrow County, Georgia. With this acquisition, which was completed in March 2002, the Company also secured a development order to permit the addition of up to another 200,000 square feet of distribution space and 6,000 square feet of office space in future years.

     Currently, the Company has allocated sufficient space in its Ft. Myers headquarters facility to permit fulfillment of mail order and Internet sales directly from the Ft. Myers distribution center. The Company intends to continue fulfilling these orders from its Ft. Myers distribution center through 2002 with a goal to transfer all fulfillment by early 2003 to its new distribution center in Georgia.

     The Company intends to move certain of its distribution operations to the new Georgia distribution center during the summer of 2002, with a goal to have all distribution operations moved by the first quarter of 2003. Further, the Company intends to initially convert some of the distribution space in Ft. Myers to office space and may lease out the balance of the space to third parties as air conditioned storage space.

     The Company has also acquired new warehousing software from Manhattan Associates, Inc. which it intends to install for use in the new facilities.

     The capacity of the Company’s new distribution center in Georgia should be sufficient, in the opinion of management, to service the Company’s needs for at least five years of future growth.

Merchandise Design and Product Development

     The Company’s private label clothing is developed through the coordinated efforts of the Company’s merchandising, creative and product development teams. Style, pattern, color and fabric for individual items of the Company’s private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to Chico’s target customer. The Company’s creative and product development departments report to Patricia A. Murphy, Senior Vice President-General Merchandise Manager and are headed up by Linda Costello, Director of Product Development. Ms. Murphy also has the responsibility of overseeing and coordinating the buying, planning, and merchandise allocation departments, headed up by Faye Matty, Vice President-Merchandising and Michele Handley, Vice President-Planning and Allocation. The Company’s sourcing, production and quality control departments report to Marvin J. Gralnick, CEO and are headed up by Janet C. Ydavoy, Vice President-Production and Sourcing.

     The creative and product development teams develop the Company’s in-house designs and design modifications. In addition to selecting distinctive patterns and colors, the Company’s product development teams are particularly attentive to the design and specification of clothing style, construction, trim and fabric treatment. The Company believes this attention to design detail assists in distinguishing Chico’s clothing and strengthening the customer’s perception of quality and value.

     Although the Company develops merchandise for specific seasons, the product development efforts are a constant process which result in the continual introduction of new merchandise in the Company’s front-line stores. This continual process supports the Company’s merchandising and inventory strategy, and serves to reduce somewhat the Company’s exposure to fashion risk.

     The Company has historically purchased most of its clothing and accessories from companies that manufacture such merchandise in foreign countries except for the “cut and sew” operations described below. The Company does business with all of its foreign vendors and importers in United States currency, often supported through letters of credit. Clothing manufacturers utilize the designs and specifications provided by the Company through its CAD programs. Except for certain U.S. based “cut and sew” operations, the Company generally does not purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers. Since late 1997, the Company has been buying specialized cloth and providing the cloth to domestic “cut and sew” manufacturers in the United States who are engaged by the Company to make the specified designs and styles. The Company anticipates it is likely to continue this practice in the future.

     Currently, the Company contracts with approximately 25 to 30 apparel vendors, 60 to 75 accessory vendors, several fabric suppliers and several “cut and sew” vendors. Over the past several years, there has been a significant shift from vendors in Turkey and Guatemala to vendors in China, India and the United States. However, because of certain perceived lower sourcing costs that can be associated with the Company’s vendors in various parts of the world and certain other long term uncertainties presented by such vendor relationships, the Company intends to continue to redirect a portion of its sourcing activities towards new vendors in China, India, Mexico and other areas.

     During fiscal 2001, United States sources (including the cost of fabric and “cut and sew” vendors) accounted for approximately 40% of the Company’s purchases, China sources accounted for approximately 30% of the Company’s purchases, India sources accounted for approximately 15% of overall purchases, and Turkey sources accounted for approximately 12% of overall purchases, while Israel, Mexico, Peru and other sources, in the aggregate, amounted to approximately 3% of overall purchases. In fiscal 2002, the Company expects sourcing from China could become 35 to 40% of overall purchases, while vendors in Turkey can be expected to continue to provide approximately 10 to 15% of total purchases. Purchases from vendors in India are likely to grow to 20% of total purchases, while United States vendors are expected to decrease as a percentage of overall purchases.

     Although there are no manufacturers that produced more than 10% of the Company’s merchandise during the last fiscal year, the Company has contracted with one intermediary vendor that accounted for 34% of the Company’s purchases (including all fabric and labor) during the last fiscal year through separate subcontracts with several “cut and sew” factories in the United States. With respect to purchases made through this intermediary, the Company, for the most part, purchases the necessary specialized cloth and then coordinates with this intermediary who arranges for various independent United States “cut and sew” manufacturers to make the specified designs and styles. Although the Company believes that its relationship with this particular intermediary is good, there can be no assurance that this relationship can be maintained in the future or that the intermediary will continue to be available to coordinate and facilitate production and supply of merchandise. If there should be any significant disruption in the supply of merchandise through this intermediary in particular, management believes that it can successfully implement its contingency plans so as to allow it to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a short term material adverse impact, and possibly even a longer term material adverse impact, on the Company’s operations.

     As with most apparel importers, the Company has infrequently experienced certain difficulties with the quality and timeliness of delivery of merchandise. Although the Company has been sensitive to quality control and has taken certain steps to better control the quality of merchandise, there can be no assurance that the Company will not experience problems in the future with matters such as quality or timeliness of delivery. If political instability, economic instability, natural disasters or other factors in a foreign country in which merchandise is produced for the Company disrupt, curtail or otherwise impact overseas production, or curtail delivery of such merchandise to the United States, the Company’s operations could be materially and adversely affected.

     The Company has no long-term or exclusive contracts with any manufacturer or supplier and competes for production facilities with other companies offering clothing and accessories utilizing similar manufacturing processes. Although the Company believes that its relationships with its existing vendors are good, there can be no assurance that these relationships can be maintained in the future. If there should be any significant disruption in the delivery of merchandise from one or more of its current key vendors, management believes there would likely be a material adverse impact on the Company’s operations. Also, the Company is in the process of developing relationships with several new vendors in various countries. Although the Company has investigated the past performance of these vendors and has inspected factories and sample merchandise, there can be no assurance that the Company will not experience delays or other problems with these new sources of supply. New relationships often present a number of uncertainties, including payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, timeliness of delivery and possible limitations imposed by trade restrictions. Although management believes it could establish satisfactory relationships with other new vendors if required to do so, any such further new relationships would involve similar uncertainties.

Imports and Import Restrictions

     Although Chico’s has shifted a significant portion of its manufacturing of clothing to United States manufacturers, a majority of Chico’s clothing and accessories are still manufactured outside of the United States. As a result, the Company’s business remains subject to the various risks of doing business abroad and to the imposition of United States customs duties. In the ordinary course of its business, the Company may from time to time be subject to claims by the United States Custom Service for tariffs, duties and other charges.

     Imports from Turkey, Hong Kong, China, India, Mexico, Peru and Israel currently all receive the preferential tariff treatment that is accorded goods from countries qualifying for normal trade relations status (“NTR”), formerly known as most favored nation status. If the NTR status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of NTR treatment or subject to retaliatory tariffs, it would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in NTR status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries. The NTR status for China had in the past been subject to an annual review, and this annual review had generated considerable debate. In October 2000, then-President Clinton signed legislation designed to eliminate the need for this annual review and establish permanent NTR status between the United States and China, effective if and when China was admitted into the World Trade Organization (“WTO”). In December 2001, China became a member of the WTO and permanent NTR status became effective. Although Chico’s expects NTR status to continue for the countries where its principal vendors are located, the Company cannot predict whether the U.S. government will act to remove NTR status for any of the countries or impose an overall increase in duties on foreign made goods.

     The import of the Company’s clothing and some of its accessories is also subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign jurisdictions. These agreements impose quotas that limit the amount of certain categories of clothing that can be imported from these countries into the United States. The bilateral agreements through which quotas are imposed have been negotiated under the framework established by the Arrangement Regarding International Trade, known as the “Multifiber Arrangement.”

     In 1994, the member-countries of the International Trade Organization completed the Uruguay Round of trade negotiations of the General Agreement on Tariffs and Trade and the Agreement was approved by the United States Congress. This pact, as it applies to textiles, which is now known as the WTO Agreement on Textiles and Clothing (the “ATC”), was implemented on January 1, 1995 and, as a result, the Multifiber Arrangement is being phased out over a period of ten years, thus eliminating many of the existing restrictions on the Company’s ability to import Chico’s merchandise, including quotas. A quasi-judicial unit of the WTO, the Textiles Monitoring Body (TMB), supervises the implementation of the ATC. In October 2001, a major review of the progress of ATC implementation was completed, and as part of this review the TMB concluded that the United States was presently satisfying its ATC implementation obligations as of the present stage of the implementation process. The ATC could have an impact on the Company’s sourcing strategy as the Multifiber Arrangement continues to be phased out. The Company cannot accurately assess at this time how the ATC will affect its financial results and operations or whether there might be other arrangements added in the future which impose other types of restrictions on imports of apparel and related accessories.

     In recent years, the Company’s imports from countries subject to the Multifiber Arrangement have all fallen within the applicable quota limits. There can be no assurance that, as long as the quotas remain in effect, the Company’s vendors will be able to continue to secure sufficient quotas for shipments to Chico’s or will continue to allocate to Chico’s a sufficient portion of their respective quotas.

     The Omnibus Trade and Competitiveness Act of 1988 added a new provision to the Trade Act of 1974 dealing with intellectual property rights. This provision, which is commonly referred to as “Special 301” and which remains effective even following the approval of the ATC, directed the United States Trade Representative (the “USTR”) to designate those countries that deny adequate and effective intellectual property rights or fair and equitable market access to United States firms that rely on intellectual property. From the countries designated, the USTR is to identify as “priority” countries those where the lack of intellectual property rights protection is most egregious and has the greatest adverse impact on United States products. The USTR is to identify and investigate as priority foreign countries only those that have not entered into good faith negotiations or made significant progress in protecting intellectual property. Where such an investigation does not lead to a satisfactory resolution of such practices, through consultations or otherwise, the USTR is authorized to take retaliatory action, including the imposition of retaliatory tariffs and import restraints on goods from the priority foreign country.

     Under Special 301, the USTR has also created a two-tier “watch list” that requires the country so listed to make progress on intellectual property protection reform or risk designation as a priority foreign country. Countries named on the first tier of the watch list, i.e., the priority watch list, are requested to make progress in certain areas by specific dates. Countries named to the second tier, i.e., the secondary watch list, are asked to improve their intellectual property protection efforts.

     As of April 19, 2002, of the countries where the Company’s existing or planned key vendors have manufacturing operations or suppliers, none was a priority foreign country. India and Israel were on the priority watch list and Peru and Turkey were on the secondary watch list.

     In addition, Super 301 (an even more powerful portion of Special 301) was revived in 1999. Super 301 requires the administration to identify and investigate annually foreign trade practices that do the most harm in blocking U.S. exports. This identification is intended to be followed by negotiations backed with the threat of sanctions. Although certain of the countries where the Company’s existing or planned key vendors have manufacturing operations have in the past been cited under Super 301, none of the Company’s key vendor countries were cited with respect to textile-related trade practices in the USTR’s 2001 Super 301 report.

     China continues to be monitored under a related provision of the Trade Act of 1974, section 306. The United States Trade Representative will be in a position to impose sanctions if China fails to adequately enforce existing bilateral agreements concerning intellectual property rights.

     Of countries where the Company’s existing or planned key vendors have manufacturing operations, Turkey, India, Indonesia and Peru have enjoyed Designated Beneficiary Developing Country (“DBDC”) status under the Generalized System of Preferences (“GSP”), a special status that is granted by the United States to developing nations. DBDC status allows certain products imported from those countries to enter the United States under a reduced rate of duty. In order to maintain that status, the countries are required to meet several criteria.

     The GSP expired by its terms on September 30, 2001. Although the USTR and key members of Congress have expressed support for reinstatement and extension of the GSP program, and a bill reinstating and extending the GSP program has been introduced in Congress, the likelihood of this extension is uncertain. In the past when the GSP has been renewed following expiration, the renewal has been made retroactive to the date the GSP had previously expired, but the Company cannot predict whether, even assuming the GSP program is renewed, such renewal will be made retroactive to September 30, 2001.

     The Company cannot predict whether any of the foreign countries in which its clothing and accessories are currently manufactured or any of the countries in which the Company’s clothing and accessories may be manufactured in the future will be subject to these or other import restrictions by the United States Government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, or both, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company’s business, financial condition and results of operations. The Company’s merchandise flow may also be adversely affected by political instability in any of the countries in which its goods are manufactured, significant fluctuation in the value of the U.S. dollar against applicable foreign currencies and restrictions on the transfer of funds.

Advertising and Promotion

The marketing program for the Company currently consists of the following integrated components which are planned at 3.5% of the Company’s sales for fiscal 2002:

•	The Passport Club (see page 5)

•	Direct mailer/catalogs

•	National print and TV advertising

•	Internet and direct phone sales

•	Outreach programs

     Prior to November 1999, Chico’s had not allocated significant resources to mass media advertising other than direct mail. Chico’s has preferred instead to attract customers through its direct mail programs (which began in 1997), word-of-mouth advertising, its general reputation, its Passport Club and the visual appeal of its stores and window presentations of its merchandise. Chico’s sales associates promote this often by making personal telephone calls to existing customers informing them about new merchandise. Over the past several years the Company increased its use of brochures, catalogs and other merchandise image pieces mailed to customers and made available at Chico’s stores.

     In November 1999, an integrated marketing program was initiated with store mailers and national print advertising reinforcing each other. The Passport Club database was expanded with inquiries from advertising prospect mailings and signup drives in the stores. The mailers were successful in pushing traffic into the stores and this program was again expanded during fiscal 2001. The Chico’s customers maintained in the database currently receive an average of one mailer per month. The national print ad and television programs currently focus on magazines and television shows that have produced the best response rates for Chico’s measured by inquiries over the telephone and the Company’s website. A regional and national test of television ads was conducted for the first time during fiscal 2001 with a strong response. The Company plans to increase its television advertising presence in fiscal 2002.

     Internet and telephone sales began on a limited basis in late May of 2000. The Company’s website was expanded to include over 400 items in January 2001, and Internet and telephone sales dramatically increased. The Company anticipates direct sales (catalog and Internet) of nearly $15.0 million in fiscal 2002. The Company’s web presence and call center also take in thousands of store location and catalog request inquiries per week. The Company anticipates approximately 18 million catalogs or mailers, together with national print, television ads, and web presence will be part of a marketing budget that will be approximately 3.5% of net sales during fiscal 2002, versus 3.4% of net sales in fiscal 2001 which included approximately 15 million catalogs.

     Chico’s also places additional emphasis on what it refers to as its “outreach programs.” Chico’s outreach programs include, among other events, fashion shows and wardrobing parties that are organized and hosted by Chico’s store managers and sales associates. As part of these outreach programs, the Company also encourages Chico’s managers and sales associates to become involved in community projects. The Company has found its outreach programs are effective in providing introductions to new customers. The Company believes that these programs are effective marketing vehicles and it has developed programs to help its store level employees use these programs.

Competition

     The women’s retail apparel business is highly competitive and has become even more competitive in the past several years. Chico’s stores compete with a broad range of national and regional retail chains, including other women’s apparel stores, department stores and specialty stores, as well as local retailers in the areas served by individual Chico’s stores, all of which sell merchandise generally similar to that offered in Chico’s stores. Even discount department stores have begun to carry merchandise which is designed to compete for the consumers that historically have been the Company’s target customer. Although management believes that there is limited direct competition for Chico’s merchandise largely because of the distinctive nature of Chico’s stores and merchandise, the retailers that are believed to most directly compete with Chico’s stores in many of the same local market areas are the mid-to-high end department stores including Nordstrom’s, Dillards, Neiman-Marcus and Saks Fifth Avenue and specialty stores which include The Gap, Talbots, J. Jill, The Limited and Banana Republic as well as local boutique retailers in the areas served by individual Chico’s stores. The number of competitors and the level of competition facing Chico’s stores varies by the specific local market area served by individual Chico’s stores.

     The Company believes that the distinctive designs of Chico’s casual clothing and accessories which provide good value, their exclusive availability at Chico’s stores, the Company’s emphasis on personalized service and customer assistance, and the locations of its stores are the principal means by which the Company competes. The Company’s performance is impacted by the fact that many of the Company’s competitors are significantly larger and have substantially greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than does the Company. It should also be noted that while the Company believes it also competes effectively for favorable site locations and lease terms, competition is intense for prime locations within upscale shopping districts and high-end malls.

Employees

     As of February 2, 2002, the Company employed approximately 3,500 persons, approximately 48% of whom were full-time employees and approximately 52% of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, 88% of the Company’s employees worked in Chico’s stores, Chico’s Outlet stores and in direct field supervision, 3% worked in the distribution center and 9% worked in corporate headquarters and support functions.

     The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company contributes part of the cost of medical and life insurance coverage for eligible employees and also maintains a 401(k), stock incentive plan and stock purchase plan. All employees also receive substantial discounts on Company merchandise. The Company considers relations with its employees to be good.

Trademarks and Service Marks

     The Company, through its wholly owned subsidiary, Chico’s Concept, Inc., is the owner of certain trademarks and has a number of trademark applications pending. In the United States, the trademarks owned by the Company include “CHICO’S”, “M.A.P.S.”, “MOST AMAZING PERSONAL SERVICE”, “CHICO’S PASSPORT”, and “PASSPORT”, each of which is registered with the United States Patent and Trademark office. Each of these registrations has a term of ten years (with some expiring in 2009 and others in 2010) and each is renewable indefinitely if the mark is still in use in commerce at the time of renewal. The Company has currently pending applications to register trademarks with the United States Patent and Trademark office for certain other trademarks, including among others “TRAVELERS”, and “MARKET BY CHICO’S”.

     The Company is the owner in Canada of the trademark “CHICO’S” and currently has applications pending to register certain other trademarks with the Canadian Intellectual Property Office-Trademarks. The Company is also the owner in Puerto Rico of the trademark “CHICO’S”.

     The Company also has a number of pending applications to register trademarks in various countries other than the United States and Canada. Currently, applications are pending in Australia, Brazil, China, the European Union, Mexico and Taiwan. These various applications have been made in order to provide the Company with the ability to expand its operations outside the United States if and when the opportunity becomes viable.

     In the opinion of management, the Company’s rights in the marks are important to the Company’s business. This is particularly the case for the “CHICO’S”, “PASSPORT”, and “TRAVELERS” marks because these marks are well known by Chico’s customers. Accordingly, the Company intends to maintain its marks and the related registrations and applications. The Company is not aware of any claims of infringement or other challenges to the Company’s rights to use its marks in the United States.

ITEM 2. PROPERTIES

Stores

     Chico’s stores are located throughout the United States, with a significant concentration in Florida, California, Texas and the northeast United States.

     As a matter of policy, the Company prefers to lease its stores and all of the Chico’s and Chico’s Outlet stores currently operated by the Company are leased. Lease terms typically range from three to ten years and approximately 45% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. Almost 80% of the leases have percentage rent clauses which require the payment of additional rent based on the store’s net sales in excess of a certain threshold and approximately 34% have early cancellation clauses if certain sales levels are not met in specific periods.

     The following table, which covers all of the 310 Company-owned stores existing as of April 19, 2002, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

	Leases Expiring Each Year	Leases Expiring Each Year
Fiscal Year Ending	if No Renewals Exercised	if All Renewals Exercised

February 1, 2003	10	6
January 31, 2004	18	11
January 30, 2005	42	18
January 29, 2005 and thereafter	240	275

Distribution Centers and Headquarters

     The Company’s World Headquarters, which is located on approximately 27 acres in Ft. Myers, Florida, was completed and initially opened in September 1994 with an office expansion that opened in January 2001. The facility currently consists of a distribution center, and corporate and administrative headquarters that comprises approximately 147,000 square feet, consisting of approximately 75,000 square feet for distribution and approximately 72,000 square feet for administrative offices, call center facilities and design offices (including pattern making, sewing and sampling activities).

     The construction cost of the original combined corporate headquarters and distribution center, as it was opened in 1994, was approximately $9.6 million, which included $1.3 million purchase price for the land. Further, the Company spent approximately $1.6 million for distribution center equipment, software and furnishings. The cost of the expansion opened in 2001 was approximately $5.0 million, including approximately $800,000 in fixtures for the expanded facility. Currently, the Company’s World Headquarters facility in Ft. Myers, Florida secures a $5.2 million mortgage loan that was renewed in 2002 and that now matures in 2012.

     During fiscal 2001, the Company also leased 19,400 square feet of additional space located nearby its Ft. Myers headquarters facility. This lease is scheduled to expire in March 2004.

     As more fully described in the “Merchandise Distribution” section of this Report, the Company, in March 2002, acquired 52 acres of land in Barrow County, Georgia and the existing distribution center situated thereon. This facility consists of 202,000 square feet of distribution space and 31,000 square feet of office space. With this acquisition, the Company also secured a development order to permit the addition of up to another 200,000 square feet of distribution space and 6,000 square feet of office space in the future. The Company paid approximately $7.2 million for the land and buildings and expects to spend between $2.5 and $4.5 million to equip, modify and accommodate the move to the new facility.

     The Company intends to initially convert some of the 75,000 square feet of existing distribution space in Ft. Myers to office space and lease the balance to third parties as air conditioned storage space.

     The capacity of the Company’s new distribution center, after taking into account the modifications of the facility and development order to increase the distribution space should be sufficient, in the opinion of management, to service the Company’s needs for at least five years of future growth. The Company is committed to an ongoing review of its facilities to properly address any other long term distribution needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company has been named as defendant in a suit filed in September 2001 in the Superior Court for the State of California for the County of Orange. This suit, Carmen Davis vs. Chico’s FAS, Inc., was filed by the plaintiff, seeking to represent all other Company assistant store managers, sales associates and hourly employees in California from September 21, 1997 to the present. The Company responded by seeking to dismiss the complaint and strike selected claims in order to either eliminate the litigation or gain greater clarity as to the basis for the plaintiff’s action. In response, the plaintiff filed an amended complaint on February 15, 2002 which differs in a number of material respects from the original complaint. The amended complaint alleges that the Company failed to pay overtime wages and failed to provide rest breaks and meal periods. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. The Company is actively investigating the merits of this action and believes (a) that the merits of this action do not warrant class action status and (b) that it has certain defenses to the claims. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action. Nevertheless, an unfavorable outcome in this matter could have a material adverse effect on its financial condition, and any change in its labor practices that may be required as a result of this litigation could have a negative impact on our ongoing results of operations.

     Chico’s is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company’s business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM A. EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth certain information regarding the Company’s existing executive officers:

		Years With
Name	Age	Company	Positions

Marvin J. Gralnick	67	18	Chief Executive Officer, Chairman of the Board and Director
Helene B. Gralnick	54	18	Senior Vice President-Design and Concept and Director
Charles J. Kleman	51	13	Executive Vice President-Finance, Chief Financial Officer, Secretary/Treasurer and Director
Scott A. Edmonds	44	8	President and Chief Operating Officer
Mori C. MacKenzie	51	6	Senior Vice President-Stores
Patricia A. Murphy	58	4	Senior Vice President-General Merchandise Manager
James P. Frain	53	2	Vice President-Marketing
Ajit Patel	48	1	Vice President-Chief Information Officer

     Marvin J. Gralnick, together with his wife, Helene B. Gralnick, founded Chico’s in December 1983. He served the Company as its Chief Executive Officer until September 1993, at which time Jeffrey J. Zwick succeeded Mr. Gralnick in this position. In connection with the resignation of Mr. Zwick as Chief Executive Officer, President and a director of the Company in November 1994, Mr. Gralnick and Ms. Gralnick returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In February 1995, Mr. Gralnick re-assumed the role of Chief Executive Officer. In March 1997, Mr. Gralnick re-assumed the position of President and served in that position until September 2001, at which time Scott A. Edmonds was promoted to the position of President. In addition, Mr. Gralnick also continues to serve as Chairman of the Board and as a director. Mr. Gralnick also served as President from the Company’s founding until 1990 when he became Chairman of the Board and was given the official title of Chief Executive Officer. Mr. and Ms. Gralnick’s vision and creative talents led the development and evolution of the Company’s philosophy and the design and feel of Chico’s merchandise and Chico’s stores through September 1, 1993 and since November 1994 have again been leading the Company in this regard.

     Helene B. Gralnick, together with her husband, Marvin J. Gralnick, was a co-founder of Chico’s, and has served the Company in various senior executive capacities throughout its history. She was first elected Vice President/Secretary in 1983. Ms. Gralnick was elected as Senior Vice President-Merchandise Concept in 1992. In September 1993, Ms. Gralnick stepped down from all officer positions with the Company. In connection with the November 7, 1994 resignation of Mr. Zwick as Chief Executive Officer, President and a director of the Company, Ms. Gralnick, together with Mr. Gralnick, returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In February 1995, Ms. Gralnick was elected as Senior Vice President-Design and Concept. In addition, she continues to serve as a director of the Company.

     Charles J. Kleman has been employed by Chico’s since January 1989, when he was hired as the Company’s Controller. In 1991, he was elected as Vice President/Assistant Secretary. In 1992, Mr. Kleman was designated as the Company’s Chief Financial Officer. In September 1993, he was elected to the additional position of Secretary/Treasurer, served as Senior Vice President-Finance from January 1996 through November 1996 and effective December 1996, was promoted to the position of Executive Vice President-Finance. Prior to joining Chico’s, Mr. Kleman was an independent accounting consultant in 1988, and from 1986 to 1988 Mr. Kleman was employed by Electronic Monitoring & Controls, Inc., a manufacturer and distributor of energy management systems, as its Vice President/Controller. Prior to 1986, Mr. Kleman was employed by various independent certified public accounting firms, spending over four years of that time with Arthur Andersen & Co. Mr. Kleman is responsible for accounting, financial reporting, management information systems, and investor relations.

     Scott A. Edmonds has been employed by Chico’s since September 1993, when he was hired as Operations Manager. In February 1994, he was elected to the position of Vice President-Operations and effective January 1, 1996 he was promoted to the position of Senior Vice President-Operations. In February 2000, Mr. Edmonds was further promoted to Chief Operating Officer and in September 2001, Mr. Edmonds was promoted to President. In addition to his general responsibilities as President, Mr. Edmonds is responsible for human resources, store development and operations, store leasing and maintenance, franchise operations, and management of the general headquarters activities. From March 1985 until September 1993, he was President/General Manager of the Ft. Myers branch of Ferguson Enterprises, Inc., an electrical and plumbing wholesaler.

     Mori C. MacKenzie has been with the Company since October 1995, when she was hired as the Director of Stores. From June 1999 until October 2001, she served as Vice President-Director of Stores. In October 2001, Ms. MacKenzie was promoted to Senior Vice President-Stores. Ms. MacKenzie is responsible for store and field operations management, hiring and training. From January 1995 until October 1995, Ms. MacKenzie was the Vice President of Store Operations for Canadians Corporation. From August 1994 until December 1994, she was the Vice President of Store Development for Goody’s Family Clothing. From April 1992 until August 1994, Ms. MacKenzie was the Vice President of Stores for United Retail Group (“URG”) and from August 1991 until April 1992 she was employed by Conston Corporation, a predecessor of URG. In addition, Ms. MacKenzie was Vice President-Stores for Park Lane from November 1987 until July 1991, and was Regional Director of Stores for the Limited, Inc. from June 1976 until October 1987.

     Patricia A. Murphy has been with the Company since September 1997, when she was hired as the Senior Merchant. In April 1998, she was promoted to the position of General Merchandise Manager, in June 1999 she was promoted to Vice President-General Merchandise Manager and in August 2000 was promoted to Senior Vice President-General Merchandise Manager. Ms. Murphy is principally responsible for the product development, buying, planning and distribution activities associated with procurement of merchandise. From February 1987 until September 1997, Ms. Murphy was Vice President of Merchandising and Director of Fashion for Doncaster and from October 1985 until February 1987 was Merchandiser and National Sales Manager for Caribou Sportswear. From 1981 until 1985, she held various positions including Divisional Merchandise Manager and Director of Fashion Coordination for Lane Bryant, a division of the Limited.

     James P. Frain has been employed by Chico’s since June 1999, when he was hired as the Company’s Director of Marketing. In April 2000 he was promoted to the position of Vice President-Marketing. Mr. Frain is principally responsible for the overall and detailed marketing of the Chico’s brand. During 1998 and 1999, Mr. Frain was the Vice President-Marketing and Creative for Current, Inc. and, during 1997 and 1998, he was Vice President-Operations and Marketing for A.H. Riise. From 1994 to 1996 Mr. Frain was Vice President-Marketing for Easyriders and from 1993 to 1994 he was Vice President-Marketing for NBO. Mr. Frain has held various marketing positions prior to 1994 at Alfred Dunhill, Gucci, Laura Ashley, Conran’s and Paragon Sporting Goods.

     Ajit Patel joined the Company in June 2001, when he was hired as Vice President-Chief Information Officer. From June 1995 to January 1999, Mr. Patel was Vice President-Chief Information Officer of Speedo Swimwear, Inc. where he was responsible for management of the company’s entire information system infrastructure. From February 1999 through June 2000, he was President and Chief Executive Officer of Seal Consulting, Inc., an information systems consulting practice. From June 2000 through June 2001, Mr. Patel was an independent management consultant.

     Marvin J. Gralnick and Helene B. Gralnick are husband and wife. None of the other executive officers or directors are related to one another.

     There are no arrangements or understandings pursuant to which any officer was elected to office. Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On April 11, 2001, the Company’s Common Stock began trading on the New York Stock Exchange under the new symbol “CHS”. The Company’s Common Stock had previously been traded on the Nasdaq National Market System under the symbol “CHCS”. The high and low prices per share, as adjusted for the stock splits payable in January 2000, May 2001 and January 2002 of the Company’s Common Stock for each quarterly period for the last two years are set forth in the Company’s 2001 Annual Report to Stockholders and are incorporated herein by reference.

     On April 19, 2002 the last reported sale price of the Common Stock on the NYSE was $35.06 per share.

     The Company does not intend to pay any cash dividends for the foreseeable future and intends to retain earnings, if any, for the future operation and expansion of the Company’s business. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors. The Company’s existing credit facilities contain restrictions on the payment of cash dividends on the Common Stock. Under the provisions of the credit facilities, dividends will be prohibited to the extent such aggregate dividends would cause the Company’s tangible net worth to fall below specified amounts.

     The approximate number of equity security holders of the Company is as follows:

Number of Record Holders
Title of Class	as of April 19, 2002

Common Stock, par value $.01 per share	662

ITEM 6. SELECTED FINANCIAL DATA

     Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced elsewhere and incorporated in this Annual Report on Form 10-K.

	Fiscal Year Ended

	February 2,	February 3,	January 29,	January 30,	January 31,
	2002	2001	2000	1999	1998
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

	(In thousands, except per share and selected operating data)
Operating Statement Data:
Net sales by company stores	$362,443	$252,168	$152,474	$104,981	$73,597
Net sales by catalog and Internet	10,203	2,656	—	—	—
Net sales to franchisees (1)	5,439	4,622	2,528	1,761	1,742

Net sales	378,085	259,446	155,002	106,742	75,339
Cost of goods sold (2)	153,937	108,671	64,950	44,197	33,240

Gross profit	224,148	150,775	90,052	62,545	42,099
General, administrative and store operating expenses	146,611	99,757	62,133	45,316	35,391
Depreciation and amortization	10,001	5,655	3,113	2,095	1,794

Income from operations	67,536	45,363	24,806	15,134	4,914
Interest income (expense), net	507	409	177	(151)	(372)

Income before taxes	68,043	45,772	24,983	14,983	4,542
Provision for income taxes	25,856	17,393	9,494	5,844	1,772

Net income	$42,187	$28,379	$15,489	$9,139	$2,770

Basic net income per share (3)	$1.05	$0.73	$.41	$.25	$0.08

Diluted net income per share (3)	$1.01	$0.69	$.39	$.24	$0.08

Weighted average shares outstanding-diluted (3)	41,889	40,833	39,782	38,385	36,149

Selected Operating Data:
Company stores at period end (4)	300	239	191	154	132
Franchise stores at period end (4)	11	11	9	8	9

Total stores at period end (4)	311	250	200	162	141

Average net sales per company store (in thousands) (5)	$1,385	$1,200	$904	$745	$578
Average net sales per net selling square foot at company stores (5)	$815	$809	$675	$574	$449
Percentage increase in comparable company store net sales	17.1%	34.3%	23.3%	30.3%	10.7%
Balance Sheet Data (at year end):
Total assets	$186,385	$117,807	$70,316	$49,000	$34,472
Stockholders’ equity	143,495	85,321	52,641	34,303	21,456
Debt and lease obligations, less current maturities	7,944	7,158	6,839	6,713	6,703
Working capital	$58,045	$25,459	$26,389	$19,852	$8,970

(1)	Includes franchisee fees of under $10,000 in certain fiscal years.

(2)	Cost of goods sold includes distribution and design costs, but does not include occupancy cost.

(3)	Restated to give retroactive effect for the 3 for 2 stock splits payable in May 2001 and January 2002 and for the 2 for 1 stock split payable in January 2000.

(4)	For information concerning stores opened, acquired, sold and closed, see “Business–Store Locations.”

(5)	Average net sales per company store and average net sales per net selling square foot at company stores are based on net sales of stores that have been operated by the Company for the full year. For the year ended 2/3/01, average net sales per company store and average net sales per selling square foot at company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     A discussion and analysis of the financial condition and results of operations for the specified fiscal periods through February 2, 2002 is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this Item is set forth under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Company’s 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements and supplementary financial information is set forth under the heading “Financial Statements” in the financial information portion of the Company’s 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information about directors and nominees for director of the Company in the Company’s 2002 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A. of Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information about executive compensation in the Company’s 2002 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is included in the Company’s 2002 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is included in the Company’s 2002 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following financial statements of Chico’s FAS, Inc. and the report thereon of Arthur Andersen LLP dated March 4, 2002, which is included in the Company’s Annual Report to Stockholders for the fiscal year ended February 2, 2002, are incorporated herein by reference.

		–	Report of Independent Certified Public Accountants.

		–	Consolidated Statements of Income for the fiscal years ended February 2, 2002, February 3, 2001, and January 29, 2000.

		–	Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001.

		–	Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

		–	Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

		–	Notes to Consolidated Financial Statements.

	(2)	The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

	(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

2*	Agreement and Plan of Merger dated December 19, 1992, between the Company and Chico’s International, Inc. (Filed as Exhibit 2 to the Company’s Registration Statement on Form S-1 (File No. 33-58134), as filed with the Commission on February 10, 1993, as amended)

3.1*	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-44678), as filed with the Commission on August 28, 2000)

3.2*	Articles of Amendment of the Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)

3.3*	Amended and Restated By-laws (Filed as Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

4.1*	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-44678), as filed with the Commission on August 28, 2000)

4.2*	Articles of Amendment of the Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)

4.3*	Amended and Restated By-laws (Filed as Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

4.4*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on May 31, 2001)

10.1*	Employment Agreement between the Company and Marvin J. Gralnick, effective as of February 7, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)

10.2	Amendment No. 1 to Employment Agreement between the Company and Marvin J. Gralnick, effective as of September 26, 2001

10.3*	Employment Agreement for Helene B. Gralnick, effective as of February 7, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)

10.4	Amendment No. 1 to Employment Agreement between the Company and Helene B. Gralnick, effective as of September 26, 2001

10.5*	Employment Agreement for Charles J. Kleman (Filed as Exhibit 10.6.5 to the Company’s Form10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

10.6*	Amendment No. 1 to Employment Agreement between the Company and Charles J. Kleman, effective as of August 21, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)

10.7*	Employment Agreement for Scott A. Edmonds (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

10.8*	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of August 21, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)

10.9*	Employment Agreement for Mori C. MacKenzie (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

10.10*	Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)

10.11	Employment Agreement between the Company and James P. Frain effective as of April 14, 2000

10.12*	Amendment No. 1 to Employment Agreement between the Company and James P. Frain effective as of February 13, 2001 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 3, 2001, as filed with the Commission on December 5, 2001)

10.13*	Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)

10.14*	Amendment No. 1 to Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended February 3, 2001, as filed with the Commission on April 30, 2001)

10.15*	Employment Agreement between the Company and Tedford G. Marlow, dated August 28, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)

10.16	Separation and Release Agreement between the Company and Tedford G. Marlow, dated June 15, 2001

10.17*	1992 Stock Option Plan (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-58134), as filed with the Commission on February 10, 1993, as amended)

10.18*	First Amendment to 1992 Stock Option Plan (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

10.19*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

10.20*	First Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.21	Second Amendment to 1993 Stock Option Plan

10.22	2002 Omnibus Stock and Incentive Plan

10.23*	1993 Employee Stock Purchase Plan (Filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

10.24*	1993 Employee Stock Purchase Plan, as amended and restated October 9, 1998 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.25*	Third Amendment to Chico’s FAS, Inc. 1993 Employee Stock Purchase Plan (Filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)

10.26*	Fourth Amendment to Chico’s FAS, Inc. 1993 Employee Stock Purchase Plan (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)

10.27*	Fifth Amendment to Chico’s FAS, Inc. Employee Stock Purchase Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on May 31, 2001)

10.28	2002 Employee Stock Purchase Plan

10.29*	Indemnification Agreement with Marvin J. Gralnick (Filed as Exhibit 10.9.1 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

10.30*	Indemnification Agreement with Helene B. Gralnick (Filed as Exhibit 10.9.2 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

10.31*	Indemnification Agreement with Charles J. Kleman (Filed as Exhibit 10.9.5 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

10.32*	Indemnification Agreement with Verna K. Gibson (Filed as Exhibit 10.9.6 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

10.33*	Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

10.34*	Indemnification Agreement with John W. Burden (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)

10.35*	Indemnification Agreement with Ross E. Roeder (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)

10.36*	Sample Form of Franchise Agreement (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

10.37*	Sample Form of Territory Development Agreement (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

10.38*	Sample Form of Purchase Agreement (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-I (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

10.39*	Revolving Credit and Term Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of May 12, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)

10.40	First Amendment to Revolving Credit and Term Loan Agreement by and between Bank of America, N.A., the Company and the subsidiaries of the Company dated as of January 15, 2002

10.41*	Loan Agreement dated January 4, 1996 by and between Chico’s FAS, Inc. and Founders National Trust Bank (Filed as Exhibit 10.58 to the Company’s Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996)

10.42*	Amendment to Loan Agreement dated December 8, 1998 by and between Chico’s FAS, Inc. and NationsBank (South), N.A. (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.43*	Amendment and Restatement of the Chico’s FAS, Inc. Profit Sharing Plan (Filed as Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 3, 1994, as filed with the Commission on May 9, 1994)

10.44*	Nonemployee Director’s Stock Option Agreement by and between Chico’s FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-70620), as filed with the Commission on October 21, 1993, as amended)

10.45*	Form of Nonemployee Director’s Stock Option Agreement by and between Chico’s FAS, Inc. and Verna K. Gibson (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)

10.46*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and Ross E. Roeder dated June 9, 1998 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 1, 1998, as filed with the Commission on September 2, 1998)

10.47*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and Ross E. Roeder dated effective May 15, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on May 31, 2001)

10.48*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and Verna K. Gibson dated June 9, 1998 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 1, 1998, as filed with the Commission on September 2, 1998)

10.49*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and Verna K. Gibson dated effective May 15, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on May 31, 2001)

10.50*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and John W. Burden dated effective May 15, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on May 31, 2001)

10.51*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.52*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)

10.53	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002

10.54	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002

13	Annual Report to Stockholders

21	Subsidiaries of Company

23	Consent to use of Report of Independent Certified Public Accountants

99.1	Letter to Commission Pursuant to Temporary Note 3T

     (b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal year ended February 2, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO’S FAS, INC

By: /s/ Marvin J. Gralnick	April 22, 2002

MARVIN J. GRALNICK, Chief Executive Officer	Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Marvin J. Gralnick	April 22, 2002

MARVIN J. GRALNICK, Chief Executive Officer, Director (principal executive officer)	Date

/s/ Charles J. Kleman	April 22, 2002

CHARLES J. KLEMAN, Chief Financial Officer, Director (principal financial and accounting officer)	Date

/s/ Helene B. Gralnick	April 22, 2002

HELENE B. GRALNICK, Senior Vice President - Design and Concept and Director	Date

/s/ Verna K. Gibson	April 22, 2002

VERNA K. GIBSON, Director	Date

/s/ John W. Burden	April 22, 2002

JOHN W. BURDEN, Director	Date

/s/ Ross E. Roeder	April 22, 2002

ROSS E. ROEDER, Director	Date