Form 10-Q
period 2002-05-04
CHICOS FAS INC
filed 2002-05-29
CIK 897429

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT


For the Quarter Ended:                                   Commission File Number:
     May 4, 2002                                                 0-21258
     -----------                                                 -------


                                CHICO'S FAS, Inc.
               (Exact name of registrant as specified in charter)


         Florida                                         59-2389435
         -------                                         ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                 11215 Metro Parkway, Fort Myers, Florida 33912
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  239-277-6200
                                  ------------
              (Registrant's telephone number, including area code)


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

At May 27, 2002, there were 41,045,213 shares outstanding of Common Stock, $.01 par value per share.

                                CHICO'S FAS, Inc.

                                      Index

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets - May 4, 2002 and February 2, 2002.......................................  3

         Condensed Consolidated Statements of Income for the Thirteen Weeks Ended
               May 4, 2002 and May 5, 2001..............................................................................  4

         Condensed Consolidated Statements of Cash Flows for the Thirteen Weeks
               Ended May 4, 2002 and May 5, 2001........................................................................  5

         Notes to Condensed Consolidated Financial Statements...........................................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.................................................................................  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................................................... 11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................. 11

Item 6.  Exhibits and Reports on Form 8-K............................................................................... 12

Signatures.............................................................................................................. 12

                       CHICO'S FAS, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                             AS OF                 AS OF
                                                                            05/04/02              02/02/02
                                                                         -------------         -------------
                                                ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $  17,603,581         $  13,376,864
     Marketable securities, at market                                       52,285,993            40,428,675
     Receivables, net                                                        2,731,401             2,083,470
     Inventories                                                            36,246,699            28,905,066
     Prepaid expenses                                                        4,337,528             3,796,798
     Deferred taxes                                                          5,119,000             4,400,000
                                                                         -------------         -------------
          Total Current Assets                                             118,324,202            92,990,873
                                                                         -------------         -------------

PROPERTY AND EQUIPMENT:
     Land and land improvements                                              4,303,844             2,870,111
     Building and building improvements                                     18,181,259            12,424,784
     Equipment, furniture and fixtures                                      47,648,268            41,752,754
     Leasehold improvements                                                 61,791,983            57,259,004
                                                                         -------------         -------------
          Total Property and Equipment                                     131,925,354           114,306,653
     Less accumulated depreciation and amortization                        (25,182,734)          (23,000,701)
                                                                         -------------         -------------
          Property and Equipment, Net                                      106,742,620            91,305,952
                                                                         -------------         -------------

OTHER ASSETS:
     Deferred taxes                                                          1,561,000             1,166,000
     Other assets, net                                                         698,556               922,535
                                                                         -------------         -------------
          Total Other Assets                                                 2,259,556             2,088,535
                                                                         -------------         -------------
                                                                         $ 227,326,378         $ 186,385,360
                                                                         =============         =============

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $  23,624,240         $  18,054,137
     Accrued liabilities                                                    15,810,480            16,007,146
     Accrued income taxes                                                   11,428,308               578,011
     Current portion of debt and lease obligations                             309,032               306,876
                                                                         -------------         -------------
          Total Current Liabilities                                         51,172,060            34,946,170
                                                                         -------------         -------------

NONCURRENT LIABILITIES:
     Long-term debt, excluding current portion                               4,987,093             5,022,499
     Deferred rent, excluding current portion                                3,252,189             2,921,760
                                                                         -------------         -------------
          Total Noncurrent Liabilities                                       8,239,282             7,944,259
                                                                         -------------         -------------

STOCKHOLDERS' EQUITY:
     Common stock                                                              410,389               407,907
     Additional paid-in capital                                             39,272,995            34,634,396
     Retained earnings                                                     128,127,486           108,350,203
     Accumulated other comprehensive income                                    104,166               102,425
                                                                         -------------         -------------
          Total Stockholders' Equity                                       167,915,036           143,494,931
                                                                         -------------         -------------
                                                                         $ 227,326,378         $ 186,385,360
                                                                         =============         =============

                             See Accompanying Notes

                       CHICO'S FAS, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                              THIRTEEN WEEKS ENDED
                                                                           05/04/02             05/05/01
                                                                         ------------        ------------
Net sales by Company stores                                              $125,264,126        $ 89,633,635
Net sales by catalog and Internet                                           3,581,926           2,296,415
Net sales to franchisees                                                    1,607,589           1,302,962
                                                                         ------------        ------------
         NET SALES                                                        130,453,641          93,233,012
Cost of goods sold                                                         48,989,591          36,941,296
                                                                         ------------        ------------
         GROSS PROFIT                                                      81,464,050          56,291,716

General, administrative and store operating expenses                       46,409,208          34,412,641
Depreciation and amortization                                               3,308,276           2,016,552
                                                                         ------------        ------------
         INCOME FROM OPERATIONS                                            31,746,566          19,862,523

Interest income, net                                                          153,717             102,605
                                                                         ------------        ------------
         INCOME BEFORE INCOME TAXES                                        31,900,283          19,965,128

Income tax provision                                                       12,123,000           7,586,000
                                                                         ------------        ------------
         NET INCOME                                                      $ 19,777,283        $ 12,379,128
                                                                         ============        ============

PER SHARE DATA:
     Net income per common share - basic (1)                             $       0.48        $       0.31
                                                                         ============        ============

     Net income per common and common
         equivalent share - diluted (1)                                  $       0.46        $       0.30
                                                                         ============        ============

     Weighted average common shares
         outstanding - basic (1)                                           40,942,951          39,625,266
                                                                         ============        ============

     Weighted average common and common
         equivalent shares outstanding - diluted (1)                       42,660,905          41,436,903
                                                                         ============        ============

(1) Prior year amounts restated to give effect to the 3 for 2 stock split in January 2002.

                             See Accompanying Notes

                       CHICO'S FAS, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                THIRTEEN WEEKS ENDED
                                                                           05/04/02             05/05/01
                                                                         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $ 19,777,283         $ 12,379,128
                                                                         ------------         ------------

  Adjustments to reconcile net income to net cash provided by operating activities:

    Depreciation and amortization, cost of goods sold                         179,195               89,906
    Depreciation and amortization, other                                    3,308,276            2,016,552
    Stock option compensation                                                      --               52,617
    Deferred taxes                                                         (1,114,000)            (719,000)
    Tax benefit of options exercised                                        2,323,000            2,540,000
    Loss on disposal of land, building and equipment                          591,933              240,161
    Deferred rent expense, net                                                330,429              211,599
    Changes in assets and liabilities:
         Increase (decrease) in receivables, net                             (647,931)             766,908
         Increase in inventories                                           (7,341,633)          (3,449,432)
         Increase in prepaid expenses and other assets                       (348,136)            (458,290)
         Increase in accounts payable                                       5,570,103            2,322,208
         Decrease in accrued liabilities                                     (196,666)            (680,022)
         Increase in accrued income taxes                                  10,850,297              818,759
                                                                         ------------         ------------
                  Total adjustments                                        13,504,867            3,751,966
                                                                         ------------         ------------
    Net cash provided by operating activities                              33,282,150           16,131,094
                                                                         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Purchase) redemption of marketable securities, net                     (11,855,577)           1,121,350
  Purchase of land, building and equipment                                (19,484,687)          (7,281,044)
                                                                         ------------         ------------
    Net cash used in investing activities                                 (31,340,264)          (6,159,694)
                                                                         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of common stock                                   2,318,081            1,121,084
  Principal payments on debt                                                  (33,250)             (18,000)
                                                                         ------------         ------------
    Net cash provided by financing activities                               2,284,831            1,103,084
                                                                         ------------         ------------
    Net increase in cash and cash equivalents                               4,226,717           11,074,484

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            13,376,864            3,914,118
                                                                         ------------         ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $ 17,603,581         $ 14,988,602
                                                                         ============         ============

                             See Accompanying Notes

                       CHICO'S FAS, Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   May 4, 2002
                                   (Unaudited)


ITEM 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Chico's FAS, Inc. and its wholly-owned subsidiaries (collectively, "Chico's" or the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002, included in the Company's Annual Report on Form 10-K filed on April 24, 2002. The February 2, 2002 balance sheet amounts were derived from audited financial statements included in the Company's Annual Report.

         Operating results for the thirteen weeks ended May 4, 2002 are not necessarily indicative of the results that may be expected for the entire year. All per share data for the prior year has been restated to reflect the three-for-two stock split in January 2002.

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

         Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

                                                                 THIRTEEN WEEKS ENDED        THIRTEEN WEEKS ENDED
                                                                     05/04/02                      05/05/01
                                                                 --------------------        --------------------
Basic weighted average outstanding
    common shares                                                      40,942,951                 39,625,266
Dilutive effect of options outstanding                                  1,717,954                  1,811,637
                                                                       ----------                 ----------
Diluted weighted average common and
    common equivalent shares outstanding                               42,660,905                 41,436,903
                                                                       ==========                 ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THIRTEEN WEEKS ENDED MAY 4, 2002 COMPARED TO THE THIRTEEN WEEKS ENDED MAY 5, 2001.

         NET SALES. Net sales by Company-owned stores for the thirteen weeks ended May 4, 2002 (the current period) increased by $35.6 million, or 39.8% over net sales by Company-owned stores for the comparable thirteen weeks ended May 5, 2001 (the prior period). The increase was the result of a comparable Company store net sales increase of $11.7 million and $23.9 million additional sales from the new stores not yet included in the Company's comparable store base (net of sales of $0.5 million from three stores closed in the previous fiscal year).

         Net sales by catalog and Internet for the current period increased by $1.3 million, or 56.0% compared to net sales by catalog and Internet for the prior period. The increase was believed to be principally attributable to the increased number and frequency of catalog mailings and additional television spots in the current year versus the prior period.

         Net sales to franchisees for the current period increased by approximately $305,000, or 23.4%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees.

         GROSS PROFIT. Gross profit for the current period was $81.5 million, or 62.4% of net sales, compared with $56.3 million, or 60.4% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from decreased markdowns as a percent of net sales in both the Company's front-line and outlet divisions and improved initial merchandise markups on new products, net of an overall increase in outlet net sales as a percent of overall sales. Outlet net sales tend to have a substantially lower gross profit margin than sales at the Company's front line stores. The increase in outlet net sales and decreases in markdowns as a percent of net sales result primarily from the change in outlet strategy implemented by the Company in the prior fiscal year (see the Company's Form 10-K for the fiscal year ended February 2, 2002 for more details).

         GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES. General, administrative and store operating expenses increased to $46.4 million, or 35.6% of net sales, in the current period from $34.4 million, or 36.9% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The decrease in these expenses as a percentage of net sales was principally due to leverage associated with the Company's current period same store sales increase of 13.2%, net of an planned increase in direct marketing expenses as a percentage of net sales to 4.3% in the current period from 3.5% in the prior period. As indicated in the Company's Form 10-K, the Company plans to maintain an overall annual marketing budget of approximately 3.5% of its net sales.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to $3.3 million, or 2.5% of net sales in the current period from $2.0 million, or 2.2% of net sales, in the prior period. The increase in depreciation and amortization was principally due to capital expenditures related to new, remodeled and expanded stores as well as capital expenditures related to the new cash registers which were generally put into service in the first and second quarter of last year. The increase as a percentage of net sales was principally due to the new cash register rollout last year.

         INTEREST INCOME, NET. The Company had net interest income during the current period of approximately $154,000 versus approximately $103,000 in the prior period. The increase in net interest income was primarily a result of the Company's increased cash and marketable securities position.

         NET INCOME. As a result of the factors discussed above, net income reflects an increase of 59.8% to $19.8 million in the current period from net income of $12.4 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

COMPARABLE COMPANY STORE NET SALES

         Comparable Company store net sales increased by 13.2% in the current period when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months, including stores that have been expanded or relocated within the same general market area (approximately five miles). The comparable store percentages reported above include 30 stores that were expanded within the last twelve months from the beginning of the current period by an average of 848 net selling square feet. If the stores that were expanded had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 11.5% for the current period. The Company does not consider this material to the overall comparable sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers.

         The Company believes that the increase in comparable Company store net sales in the current period resulted from the continuing effort to focus the Company's product development, merchandise planning, buying and marketing departments on Chico's target customer. The Company also believes that the look, fit and pricing policy of the Company's product was in line with the needs of the Company's target customer and that the increase in comparable store sales was also fueled by a coordinated marketing plan which includes national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, a larger database of existing customers for such mailings and the success of the Company's frequent shopper club (the "Passport Club"). To a lesser degree, the Company believes the increase was due to increased store-level training efforts associated with ongoing training programs and continuing strong sales associated with several styles of clothing produced from a related group of fabrics newly introduced by the Company in the fourth quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and merchandise inventory purchases. Also, during fiscal 2002 the Company has experienced, and will continue to experience, the need for capital to address the acquisition and equipping of a new distribution center and the acquisition and installation of new software packages (see the Company's Form 10-K for the fiscal year ended February 2, 2002 for more details).

         During the first quarter of the current fiscal year (fiscal 2002) and the first quarter of the prior fiscal year (fiscal 2001), the Company's primary source of working capital was cash flow from operations of $33.3 million and $16.1 million, respectively. The increase in cash flow from operations of $17.2 million was primarily due to an increase in net income of $7.4 million, an increase in accrued income taxes of $10.9 million in the current period versus an increase of $0.8 million in the prior period, an increase in accounts payable of $5.6 million in the current period versus an increase of $2.3 million in the prior period and an increase in depreciation of $1.4 million. These increases were offset by an increase in inventories in the current period of $7.3 million versus an increase of $3.4 million in the prior period and an increase in accounts receivables of $0.6 million in the current period versus a decrease of $0.8 million in the prior period.

         The Company invested $19.5 million in the current fiscal year for capital expenditures primarily associated with the acquisition and initial costs of equipping a new distribution center in Georgia ($8.8 million), the acquisition and initial installation costs associated with new software packages ($1.9 million) and with the planning and opening of new, relocated, remodeled and expanded Company stores. During the same period in the prior fiscal year, the Company invested $7.3 million primarily for capital expenditures associated with the opening of new, relocated, remodeled and expanded Company stores.

         During the first quarter of the current fiscal year, six of the Company's eighteen officers and two of its three independent directors exercised an aggregate of 207,751 stock options at prices ranging from $2.06 to $17.21 and several employees and former employees exercised an aggregate of 40,503 options at prices ranging from $.72 to $15.44. The proceeds from these issuances of stock, net of the tax benefit recognized by the Company, amounted to approximately $2.3 million.

         The Company invested $11.9 million, net, in marketable securities and paid approximately $33,000 of existing debt in the current year, while in the prior year, the Company redeemed $1.1 million of marketable securities and paid $18,000 in existing debt.

         As more fully described in "Item 1" beginning on page 15 of the Company's Form 10-K for the fiscal year ended February 2, 2002, the Company is subject to ongoing risks associated with imports. The Company's reliance on sourcing from foreign countries causes the Company to be exposed to certain unique business and political risks. Import restrictions, including tariffs and quotas, and changes in such tariffs or quotas could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and have an adverse effect on the Company's business, financial condition and/or results of operations. The Company's merchandise flow could also be adversely affected by political instability in any of the countries in which its goods are manufactured, by significant fluctuations in the value of the U.S. dollar against applicable foreign currencies and by restrictions on the transfer of funds.

         The Company plans to open a minimum of approximately 65 net Company-owned new stores in fiscal 2002, of which 15 were open as of May 27, 2002. Further, the Company plans to open between 65 and 70 net Company-owned new stores in fiscal 2003. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program, continued equipping of the new distribution center, continued installation of new software packages, rollout of its new concept store on a test basis in fiscal 2003 and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its strong existing cash and marketable securities balances. The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term, including scheduled debt repayments. Given the Company's existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods. However, the Company expects to modify its existing credit facilities to provide greater flexibility in the allocation of the aggregate amount available under the facility between loan amounts and letter of credit availability.

SEASONALITY AND INFLATION

         Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Form 10-Q may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company's future financial performance. The statements may address items such as future sales, gross profit expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information.

         These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words "expects," "believes," and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of Chico's styles, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women's private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company's suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to transition the Company's distribution operations to the newly acquired facility in Georgia and to effectively and efficiently integrate and operate the newly acquired facility, risks associated with terrorist activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company's reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries and other similar factors.

         The forward-looking statements included herein are only made as of the date of this 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

LITIGATION

         In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matter described in Item 1 of Part II of this Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 4, 2002, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The market risk of the Company's financial instruments as of May 4, 2002 has not significantly changed since February 2, 2002. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company's exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of May 4, 2002, the Company did not have any outstanding balance on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. The Company's exposure to interest rate risk also relates to its $5.1 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the LIBOR rate.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company has been named as defendant in a suit filed in September 2001 in the Superior Court for the State of California for the County of Orange. This suit, Carmen Davis vs. Chico's FAS, Inc., was filed by the plaintiff, seeking to represent all other Company assistant store managers, sales associates and hourly employees in California from September 21, 1997 to the present. The Company responded by seeking to dismiss the complaint and strike selected claims in order to either eliminate the litigation or gain greater clarity as to the basis for the plaintiff's action. In response, the plaintiff filed an amended complaint on February 15, 2002 which differs in a number of material respects from the original complaint. The amended complaint alleges that the Company failed to pay overtime wages and failed to provide rest breaks and meal periods. The action seeks to be classified as a "class action" and seeks unspecified monetary damages. The Company is actively investigating the merits of this action and believes (a) that the merits of this action do not warrant class action status and (b) that it has certain defenses to the claims. Discovery has only recently begun and is proceeding. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action. Nevertheless, an unfavorable outcome in this matter could have a material adverse effect on its financial condition, and any change in its labor practices that may be required as a result of this litigation could have a negative impact on our ongoing results of operations.

         Chico's is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company's business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:                  None

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

                             CHICO'S FAS, INC.



Date:   May 28, 2002         By:   /s/ Marvin J. Gralnick
     -----------------             --------------------------------------------
                                   Marvin J. Gralnick
                                   Chief Executive Officer
                                   (Principal Executive Officer)



Date:   May 28, 2002         By:   /s/ Charles J. Kleman
     -----------------             --------------------------------------------
                                   Charles J. Kleman
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)