Form 10-Q
period 2002-08-03
CHICOS FAS INC
filed 2002-08-28
CIK 897429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:	Commission File Number:
August 3, 2002	0-21258

CHICO’S FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)

11215 Metro Parkway, Fort Myers, Florida 33912

(Address of principal executive offices)

239-277-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☑      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

At August 23, 2002, there were 83,576,542 shares (post-split) outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets
(Unaudited)

	August 3,	February 2,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$8,105,434	$13,376,864
Marketable securities, at market	60,450,979	40,428,675
Receivables, net	2,774,525	2,083,470
Inventories	40,059,295	28,905,066
Prepaid expenses	5,381,620	3,796,798
Deferred taxes	6,163,000	4,400,000

Total Current Assets	122,934,853	92,990,873

Property and Equipment:
Land and land improvements	4,396,495	2,870,111
Building and building improvements	19,922,460	12,424,784
Equipment, furniture and fixtures	55,472,692	41,752,754
Leasehold improvements	66,215,050	57,259,004

Total Property and Equipment	146,006,697	114,306,653
Less accumulated depreciation and amortization	(28,526,745)	(23,000,701)

Property and Equipment, Net	117,479,952	91,305,952

Other Assets:
Deferred taxes	1,415,000	1,166,000
Other assets, net	346,322	922,535

Total Other Assets	1,761,322	2,088,535

	$242,176,127	$186,385,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$23,781,248	$18,054,137
Accrued liabilities	18,237,446	16,585,157
Current portion of debt and lease obligations	313,403	306,876

Total Current Liabilities	42,332,097	34,946,170

Noncurrent Liabilities:
Long-term debt, excluding current portion	4,951,685	5,022,499
Deferred rent, excluding current portion	3,607,438	2,921,760

Total Noncurrent Liabilities	8,559,123	7,944,259

Stockholders’ Equity:
Common stock	829,676	815,814
Additional paid-in capital	45,785,501	34,226,489
Retained earnings	144,515,774	108,350,203
Accumulated other comprehensive income	153,956	102,425

Total Stockholders’ Equity	191,284,907	143,494,931

	$242,176,127	$186,385,360

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Condensed Consolidated Statements of Income
(Unaudited)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended

	August 3, 2002		August 4, 2001 (1)		August 3, 2002		August 4, 2001 (1)

	Amount	% of Sales	Amount (1)	% of Sales	Amount	% of Sales	Amount (1)	% of Sales

Net Sales by Company stores	$245,392,042	96.0	$175,409,547	96.0	$120,127,916	96.0	$85,775,913	95.9
Net Sales by catalog & Internet	7,057,037	2.8	4,639,911	2.5	3,475,111	2.8	2,343,495	2.6
Net Sales to Franchisees	3,072,685	1.2	2,675,771	1.5	1,465,096	1.2	1,372,809	1.5

Net sales	255,521,764	100.0	182,725,229	100.0	125,068,123	100.0	89,492,217	100.0
Cost of goods sold	98,579,159	38.6	72,748,964	39.8	49,589,568	39.7	35,807,668	40.0

Gross profit	156,942,605	61.4	109,976,265	60.2	75,478,555	60.3	53,684,549	60.0
General, administrative and store operating expenses	92,150,318	36.1	68,000,587	37.2	45,741,110	36.6	33,587,946	37.6
Depreciation and amortization	6,851,997	2.6	4,370,842	2.4	3,543,721	2.8	2,354,290	2.6

Income from operations	57,940,290	22.7	37,604,836	20.6	26,193,724	20.9	17,742,313	19.8
Interest income, net	393,281	0.1	248,905	0.1	239,564	0.2	146,300	0.2

Income before taxes	58,333,571	22.8	37,853,741	20.7	26,433,288	21.1	17,888,613	20.0
Income tax provision	22,168,000	8.6	14,384,000	7.9	10,045,000	8.0	6,798,000	7.6

Net income	$36,165,571	14.2	$23,469,741	12.8	$16,388,288	13.1	$11,090,613	12.4

Per share data:
Net income per share–basic(2)	$0.44		$0.29		$0.20		$0.14

Net income per share–diluted(2)	$0.42		$0.28		$0.19		$0.13

Weighted average shares outstanding–basic(2)	82,177,172		79,626,038		82,468,442		80,001,546

Weighted average shares outstanding–diluted(2)	85,503,271		83,219,526		85,682,017		83,611,208

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.

(2)	Prior year amounts restated to give effect to the 3 for 2 stock split in January 2002 and the 2 for 1 stock split in July 2002.

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended

	August 3, 2002	August 4, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,165,571	$23,469,741

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, cost of goods sold	360,927	190,135
Depreciation and amortization, other	6,851,997	4,370,842
Stock option compensation	—	44,644
Deferred tax benefit	(2,012,000)	(1,044,000)
Tax benefit of options exercised	7,873,000	3,840,000
Deferred rent expense, net	685,678	487,877
Loss from disposal of property and equipment	799,853	985,139
Net change in:
Receivables	(691,055)	(849,507)
Inventories	(11,154,229)	(4,905,195)
Prepaid expenses	(1,584,822)	(1,159,459)
Other assets	525,532	(54,727)
Accounts payable	5,727,111	(954,739)
Accrued liabilities	1,654,503	1,494,642

Total adjustments	9,036,495	2,445,652

Net cash provided by operating activities	45,202,066	25,915,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net	(19,970,773)	(7,100,069)
Purchases of property and equipment	(34,136,096)	(17,516,920)

Net cash used in investing activities	(54,106,869)	(24,616,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,699,874	3,189,004
Principal payments on debt	(66,501)	(36,000)
Deferred finance costs	—	(50,000)

Net cash provided by financing activities	3,633,373	3,103,004

Net increase (decrease) in cash and cash equivalents	(5,271,430)	4,401,408
CASH AND CASH EQUIVALENTS – Beginning of Period	13,376,864	3,914,118

CASH AND CASH EQUIVALENTS – End of Period	$8,105,434	$8,315,526

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
August 3, 2002
(Unaudited)

ITEM 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, “Chico’s” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2002, included in the Company’s Annual Report on Form 10-K filed on April 24, 2002. The February 2, 2002 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.

     Operating results for the twenty-six weeks ended August 3, 2002 are not necessarily indicative of the results that may be expected for the entire year. All per share data for the prior year has been restated to reflect the three-for-two stock split in January 2002 and the two-for-one stock split in July 2002.

Net Income Per Share

     Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Basic weighted average outstanding shares	82,177,172	79,626,038	82,468,442	80,001,546
Dilutive effect of options outstanding	3,326,099	3,593,488	3,213,575	3,609,662

Diluted weighted average shares outstanding	85,503,271	83,219,526	85,682,017	83,611,208

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Thirteen Weeks Ended August 3, 2002 Compared to the Thirteen Weeks Ended August 4, 2001.

     Net Sales. Net sales by Company-owned stores for the thirteen weeks ended August 3, 2002 (the current period) increased by $34.4 million, or 40.0% over net sales by Company-owned stores for the comparable thirteen weeks ended August 4, 2001 (the prior period). The increase was the result of a comparable Company store net sales increase of $9.8 million and $24.6 million additional sales from the new stores not yet included in the Company’s comparable store base (net of sales of $0.5 million from three stores closed in the previous fiscal year).

     Net sales by catalog and Internet for the current period increased by $1.1 million, or 48.3%, compared to net sales by catalog and Internet for the prior period. The increase was believed to be principally attributable to the increased number of catalog mailings and additional television spots in the current year versus the prior period.

     Net sales to franchisees for the current period increased by approximately $92,000, or 6.7%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees.

     Gross Profit. Gross profit for the current period was $75.5 million, or 60.3% of net sales, compared with $53.7 million, or 60.0% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from leveraging costs associated with the Company’s distribution center, product development and merchandising organizations (which costs are included in the Company’s cost of goods sold) and improved initial merchandise markups on new products, net of an increase in markdowns as a percent of sales and net of an overall increase in outlet net sales as a percent of overall sales. Outlet net sales tend to have a substantially lower gross profit margin than sales at the Company’s front line stores. The increase in markdowns as a percent of net sales results primarily from the early transition to Fall merchandise combined with lower traffic levels, partially attributable to the unusually hot weather for the second quarter.

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $45.7 million, or 36.6% of net sales, in the current period from $33.6 million, or 37.6% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The decrease in these expenses as a percentage of net sales was principally due to decreases in store payroll and bonuses as a percentage of sales and, to a lesser degree, due to leverage associated with the Company’s current period same store sales increase of 11.6%, net of a planned increase in direct marketing expenses as a percentage of net sales to 3.1% in the current period from 2.7% in the prior period. As indicated in the Company’s Form 10-K, the Company plans to maintain an overall annual direct marketing budget of approximately 3.5% of its net sales.

     Depreciation and Amortization. Depreciation and amortization increased to $3.5 million, or 2.8% of net sales, in the current period from $2.4 million, or 2.6% of net sales, in the prior period. The increase in depreciation and amortization was principally due to capital expenditures related to new, remodeled and expanded stores, as well as capital expenditures related to the new cash registers which were generally put into service in the first and second quarter of last year. The increase as a percentage of net sales was principally due to the new cash register rollout last year.

     Interest Income, Net. The Company had net interest income during the current period of approximately $240,000 versus approximately $146,000 in the prior period. The increase in net interest income was primarily a result of the Company’s increased cash and marketable securities position, partially offset by lower interest rates.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 47.8% to $16.4 million in the current period from net income of $11.1 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

Results of Operations – Twenty-Six Weeks Ended August 3, 2002 Compared to the Twenty-Six Weeks Ended August 4, 2001.

     Net Sales. Net sales by Company-owned stores for the twenty-six weeks ended August 3, 2002 (the current period) increased by $70.0 million, or 39.9% over net sales by Company-owned stores for the comparable twenty-six weeks ended August 4, 2001 (the prior period). The increase was the result of a comparable Company store net sales increase of $21.5 million and $48.5 million additional sales from the new stores not yet included in the Company’s comparable store base (net of sales of $1.1 million from three stores closed in the previous fiscal year).

     Net sales by catalog and Internet for the current period increased by $2.4 million, or 52.1%, compared to net sales by catalog and Internet for the prior twenty-six week period. The increase was believed to be principally attributable to the increased number and frequency of catalog mailings and additional television spots in the current year versus the prior period.

     Net sales to franchisees for the current period increased by approximately $397,000, or 14.8%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees.

     Gross Profit. Gross profit for the current period was $156.9 million, or 61.4% of net sales, compared with $110.0 million, or 60.2% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from leveraging costs associated with the Company’s distribution center, product development and merchandising organizations (which costs are included in the Company’s cost of goods sold) and improved initial merchandise markups on new products, net of an overall increase in outlet net sales as a percent of overall sales. Outlet net sales tend to have a substantially lower gross profit margin than sales at the Company’s front line stores. The increase in outlet net sales as a percent of net sales results primarily from the change in outlet strategy implemented by the Company in the prior fiscal year (see the Company’s Form 10-K for the fiscal year ended February 2, 2002 for more details).

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $92.2 million, or 36.1% of net sales, in the current period from $68.0 million, or 37.2% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The decrease in these expenses as a percentage of net sales was principally due to decreases in store payroll and bonuses as a percentage of sales and, to a lesser degree, due to leverage associated with the Company’s current period same store sales increase of 12.4%, net of a planned increase in direct marketing expenses as a percentage of net sales to 3.7% in the current period from 3.1% in the prior period. As indicated in the Company’s Form 10-K, the Company plans to maintain an overall annual marketing budget of approximately 3.5% of its net sales.

     Depreciation and Amortization. Depreciation and amortization increased to $6.9 million, or 2.6% of net sales, in the current period from $4.4 million, or 2.4% of net sales, in the prior period. The increase in depreciation and amortization was principally due to capital expenditures related to new, remodeled and expanded stores, as well as capital expenditures related to the new cash registers, which were generally put into service in the first and second quarter of last year. The increase as a percentage of net sales was principally due to the new cash register rollout last year.

     Interest Income, Net. The Company had net interest income during the current period of approximately $393,000 versus approximately $249,000 in the prior period. The increase in net interest income was primarily a result of the Company’s increased cash and marketable securities position, partially offset by lower interest rates.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 54.1% to $36.2 million in the current period from net income of $23.5 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

Comparable Company Store Net Sales

     Comparable Company store net sales increased by 11.6% in the current quarter and 12.4% in the first six months of this fiscal year, when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months, including stores that have been expanded or relocated within the same general market area (approximately five miles). The comparable store percentages reported above include 25 and 34 stores that were expanded within the last twelve months from the beginning of the respective period by an average of 824 and 850 net selling square feet, respectively. If the stores that were expanded had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 10.4% for the current quarter and 10.9% for the first six months. The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers.

     The Company believes that the increase in comparable Company store net sales in the current period resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying and marketing departments on Chico’s target customer. The Company also believes that the look, fit and pricing policy of the Company’s product was in line with the needs of the Company’s target customer and that the increase in comparable store sales was also fueled by a coordinated marketing plan which includes national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper club (the “Passport Club”). To a lesser degree, the Company believes the increase was due to continued store-level training efforts associated with ongoing training programs and continuing strong sales associated with several styles of clothing produced from a related group of fabrics newly introduced by the Company in the fourth quarter of fiscal 1998.

Liquidity and Capital Resources

     The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and merchandise inventories. Also, during fiscal 2002 the Company has experienced, and will continue to experience, the need for capital to address the acquisition and equipping of a new distribution center and the acquisition and installation of new software packages (see the Company’s Form 10-K for the fiscal year ended February 2, 2002 for more details).

     During the first six months of the current fiscal year (fiscal 2002) and the first six months of the prior fiscal year (fiscal 2001), the Company’s primary source of working capital was cash flow from operations of $45.2 million and $25.9 million, respectively. The increase in cash flow from operations of $19.3 million was primarily due to an increase in net income of $12.7 million, an increase in accounts payable of $5.7 million in the current period versus an decrease of $1.0 million in the prior period, an increase in the tax benefit of options exercised of $7.9 million in the current period versus $3.8 million in the prior period and an increase in depreciation of $2.7 million. These increases were offset by an increase in inventories in the current period of $11.2 million versus an increase of $4.9 million in the prior period and an increase in deferred tax benefits of $2.0 million in the current period versus an increase of $1.0 million in the prior period. The year-over-year increases in accounts payable and inventories are due to a substantial increase in inventory-in-transit in the current period versus the prior period.

     The Company invested $34.1 million in the current fiscal year in capital expenditures primarily associated with the acquisition and initial costs of equipping its new distribution center in Georgia ($11.2 million), the acquisition and initial installation costs associated with new software packages ($5.2 million), the acquisition of additional land and a 12,000 square foot building adjacent to the Company’s headquarters in Ft. Myers, Florida ($0.8 million) and with the planning and opening of new, relocated, remodeled and expanded Company stores. During the same period in the prior fiscal year, the Company invested $17.5 million primarily for capital expenditures associated with the opening of new, relocated, remodeled and expanded Company stores.

     During the first six months of the current fiscal year, eleven of the Company’s eighteen officers and two of its three independent directors exercised an aggregate of 1,223,120 stock options (split-adjusted for all splits) at prices ranging from $0.361 to $10.84 (split-adjusted for all splits) and several employees and former employees exercised an aggregate of 134,014 (split-adjusted for all splits) options at prices ranging from $0.361 to $10.84 (split-adjusted for all splits). Also, during this period, the Company sold 29,159 shares of common stock under its employee stock purchase plan at a price of $15.44. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $3.7 million.

     The Company invested $20.0 million, net, in marketable securities and repaid approximately $67,000 of existing debt in the current year, while in the prior year, the Company invested $7.1 million in marketable securities and repaid $36,000 in existing debt.

     As more fully described in “Item 1” beginning on page 15 of the Company’s Form 10-K for the fiscal year ended February 2, 2002, the Company is subject to ongoing risks associated with imports. The Company’s reliance on sourcing from foreign countries causes the Company to be exposed to certain unique business and political risks. Import restrictions, including tariffs and quotas, and changes in such tariffs or quotas could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and have an adverse effect on the Company’s business, financial condition and/or results of operations. The Company’s merchandise flow could also be adversely affected by political instability in any of the countries in which its goods are manufactured, by significant fluctuations in the value of the U.S. dollar against applicable foreign currencies and by restrictions on the transfer of funds.

     The Company plans to open a minimum of approximately 65 net Company-owned new stores in fiscal 2002, of which 25 were open as of August 3, 2002. Further, the Company plans to open between 65 and 70 net Company-owned new stores (includes Chico’s, Chico’s outlets and pazo, its newly announced concept store) in fiscal 2003. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program, continued equipping of the new distribution center, continued installation of new software packages, rollout of its new concept store on a test basis in fiscal 2003 and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its strong existing cash and marketable securities balances. The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term, including scheduled debt repayments. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods. However, the Company expects to modify its existing credit facilities to provide greater flexibility in the allocation of the aggregate amount available under the facility between loan amounts and letter of credit availability.

Seasonality and Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

Certain Factors That May Affect Future Results

     This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance. The statements may address items such as future sales, gross profit expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information.

     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements.

These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of Chico’s styles, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to transition the Company’s distribution operations to the newly acquired facility in Georgia and to effectively and efficiently integrate and operate the newly acquired facility, risks associated with terrorist activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries and other similar factors.

     The forward-looking statements included herein are only made as of the date of this 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation

     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matter described in Item 1 of Part II of this Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at August 3, 2002, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company’s financial instruments as of August 3, 2002 has not significantly changed since February 2, 2002. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of August 3, 2002, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. The

Company’s exposure to interest rate risk also relates to its $5.1 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the LIBOR rate.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company has been named as defendant in a suit filed in September 2001 in the Superior Court for the State of California for the County of Orange. This suit, Carmen Davis vs. Chico’s FAS, Inc., was filed by the plaintiff, seeking to represent all other Company assistant store managers, sales associates and hourly employees in California from September 21, 1997 to the present. The Company responded by seeking to dismiss the complaint and strike selected claims in order to either eliminate the litigation or gain greater clarity as to the basis for the plaintiff’s action. In response, the plaintiff filed an amended complaint on February 15, 2002 which differs in a number of material respects from the original complaint. The amended complaint alleges that the Company failed to pay overtime wages and failed to provide rest breaks and meal periods. The action seeks to be classified as a “class action” and seeks unspecified monetary damages. The Company is actively investigating the merits of this action and believes (a) that the merits of this action do not warrant class action status and (b) that it has certain defenses to the claims. Discovery is proceeding as planned. The Company intends to vigorously defend the action, including contesting the certification of the action as a class action. Nevertheless, an unfavorable outcome in this matter could have a material adverse effect on its financial condition, and any change in its labor practices that may be required as a result of this litigation could have a negative impact on our ongoing results of operations.

     Chico’s is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company’s business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company filed a Certificate of Amendment of Amended and Restated Articles of Incorporation with the Florida Secretary of State, effective July 29, 2002. The Certificate confirmed a two for one share division and increased the authorized shares of common stock, par value $.01 per share, from 100,000,000 shares to 200,000,000 shares.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held June 25, 2002. There were 41,035,913 shares (pre two-for-one split) of common stock entitled to a vote. The following matters were voted upon at the meeting:

		Votes For	Votes Withheld

a)	Election of Directors:

	Class III-Term Expiring in 2005
	Marvin J. Gralnick	36,385,577	980,085
	John W. Burden	36,903,814	461,848

The terms of offices of each of Helene B. Gralnick, Charles J. Kleman, Ross E. Roeder and Verna K. Gibson continued after the annual meeting.

b) Proposal to approve the Company’s 2002 Omnibus Stock and Incentive Plan.

Voting Results:	For the Proposal Against the Proposal Abstentions Broker Non-Votes	25,528,333 2,945,601 320,880 8,570,848

c) Proposal to approve the Company’s 2002 Employee Stock Purchase Plan.

Voting Results:	For the Proposal Against the Proposal Abstentions Broker Non-Votes	26,247,530 2,410,813 136,485 8,570,834

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1 – Certificate of Amendment of Amended and Restated Articles of Incorporation

Exhibit 99.1 – Written Statement of Chief Executive Officer

Exhibit 99.2 – Written Statement of Chief Financial Officer

     (b)  Reports on Form 8-K:

During the quarter ended August 3, 2002, the Company filed a current report on Form 8-K dated July 1, 2002 to report a change in the Company’s certifying public accountant to Ernst & Young LLP.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date: August 28, 2002	By: /s/ Marvin J. Gralnick Marvin J. Gralnick Chief Executive Officer (Principal Executive Officer)

Date: August 28, 2002	By: /s/ Charles J. Kleman Charles J. Kleman Chief Financial Officer (Principal Financial and Accounting Officer)