Form 10-Q
period 2002-11-02
CHICOS FAS INC
filed 2002-12-03
CIK 897429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:	Commission File Number:
November 2, 2002	0-21258

CHICO’S FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At November 25, 2002, there were 84,897,613 shares (post-split) outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	November 2,	February 2,
	2002	2002

ASSETS
Current Assets:
Cash and cash equivalents	$17,222,610	$13,376,864
Marketable securities, at market	72,531,626	40,428,675
Receivables	6,194,924	2,083,470
Inventories	39,663,646	28,905,066
Prepaid expenses	5,892,021	3,796,798
Deferred taxes	7,276,000	4,400,000

Total Current Assets	148,780,827	92,990,873

Property and Equipment:
Land and land improvements	4,785,007	2,870,111
Building and building improvements	19,422,075	12,424,784
Equipment, furniture and fixtures	64,875,731	41,752,754
Leasehold improvements	73,476,967	57,259,004

Total Property and Equipment	162,559,780	114,306,653
Less accumulated depreciation and amortization	(32,199,520)	(23,000,701)

Property and Equipment, Net	130,360,260	91,305,952

Other Assets:
Deferred taxes	818,000	1,166,000
Other assets	2,299,101	922,535

Total Other Assets	3,117,101	2,088,535

	$282,258,188	$186,385,360

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$30,516,699	$18,054,137
Accrued liabilities	19,208,626	16,585,157
Current portion of debt and lease obligations	315,559	306,876

Total Current Liabilities	50,040,884	34,946,170

Noncurrent Liabilities:
Long-term debt, excluding current portion	4,916,279	5,022,499
Deferred liabilities	5,985,698	2,921,760

Total Noncurrent Liabilities	10,901,977	7,944,259

Stockholders’ Equity:
Common stock	848,976	815,814
Additional paid-in capital	60,313,344	34,226,489
Retained earnings	160,059,453	108,350,203
Accumulated other comprehensive income	93,554	102,425

Total Stockholders’ Equity	221,315,327	143,494,931

	$282,258,188	$186,385,360

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended

	November 2, 2002		November 3, 2001		November 2, 2002		November 3, 2001

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net Sales by Company stores	$376,952,541	96.0	$265,325,484	95.9	$131,560,499	95.9	$89,915,937	95.7
Net Sales by catalog & Internet	10,923,805	2.8	7,316,643	2.6	3,866,768	2.8	2,676,732	2.8
Net Sales to Franchisees	4,906,381	1.2	4,061,226	1.5	1,833,696	1.3	1,385,455	1.5

Net sales	392,782,727	100.0	276,703,353	100.0	137,260,963	100.0	93,978,124	100.0
Cost of goods sold	153,464,426	39.1	111,184,799	40.2	54,885,267	40.0	38,435,837	40.9

Gross profit	239,318,301	60.9	165,518,554	59.8	82,375,696	60.0	55,542,287	59.1
General, administrative and store operating expenses	145,796,258	37.1	106,651,779	38.5	53,665,916	39.1	38,651,195	41.1
Depreciation and amortization	10,739,969	2.7	7,050,283	2.6	3,867,996	2.8	2,679,438	2.9

Income from operations	82,782,074	21.1	51,816,492	18.7	24,841,784	18.1	14,211,654	15.1
Interest income, net	621,176	0.2	391,911	0.2	227,895	0.2	143,006	0.2

Income before taxes	83,403,250	21.3	52,208,403	18.9	25,069,679	18.3	14,354,660	15.3
Income tax provision	31,694,000	8.1	19,839,000	7.2	9,526,000	7.0	5,455,000	5.8

Net income	$51,709,250	13.2	$32,369,403	11.7	$15,543,679	11.3	$8,899,660	9.5

Per share data:
Net income per share–basic(1)	$.63		$0.40		$.19		$0.11

Net income per share–diluted(1)	$.60		$0.39		$.18		$0.11

Weighted average shares outstanding–basic(1)	82,699,669		80,014,742		83,744,659		80,792,154

Weighted average shares outstanding–diluted(1)	85,720,375		83,477,264		86,158,224		83,969,790

(1)	Prior year amounts restated to give effect to the 3 for 2 stock split in January 2002 and the 2 for 1 stock split in July 2002.

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ended

	November 2,	November 3,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,709,250	$32,369,403

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, cost of goods sold	638,018	296,710
Depreciation and amortization, other	10,739,969	7,050,283
Stock option compensation	—	44,644
Deferred tax assets	(2,528,000)	(1,504,000)
Tax benefit of options exercised	19,735,000	7,344,000
Deferred rent expense, net	1,054,783	725,632
Loss from disposal of property and equipment	1,073,418	1,266,134
Net change in:
Receivables	(4,111,454)	(2,744,740)
Inventories	(10,758,580)	(6,394,202)
Prepaid expenses	(2,095,223)	(1,235,055)
Accounts payable	12,462,562	2,412,026
Accrued liabilities	2,625,683	828,257
Other, net	658,594	(75,209)

Total adjustments	29,494,770	8,014,480

Net cash provided by operating activities	81,204,020	40,383,883

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net	(32,111,822)	(10,295,786)
Purchases of property and equipment	(51,434,093)	(29,335,814)

Net cash used in investing activities	(83,545,915)	(39,631,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,385,017	5,515,923
Principal payments on debt	(99,751)	(54,000)
Deferred finance costs	(97,625)	(50,000)

Net cash provided by financing activities	6,187,641	5,411,923

Net increase in cash and cash equivalents	3,845,746	6,164,206
CASH AND CASH EQUIVALENTS – Beginning of Period	13,376,864	3,914,118

CASH AND CASH EQUIVALENTS – End of Period	$17,222,610	$10,078,324

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 2, 2002
(Unaudited)

ITEM 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Note 1. Basis of Presentation

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

     Operating results for the thirty-nine weeks ended November 2, 2002 are not necessarily indicative of the results that may be expected for the entire year. All per share data for the prior year has been restated to reflect the three-for-two stock split in January 2002 and the two-for-one stock split in July 2002.

     Certain prior year amounts have been reclassified to conform to current year presentation.

Note 2. Net Income Per Share

     Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Basic weighted average outstanding shares	82,699,669	80,014,742	83,744,659	80,792,154
Dilutive effect of options outstanding	3,020,706	3,462,522	2,413,565	3,177,636

Diluted weighted average shares outstanding	85,720,375	83,477,264	86,158,224	83,969,790

CHICO’S FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 2, 2002
(Unaudited)

Note 3. Credit Facility

     In September 2002, the Company entered into a replacement unsecured revolving credit facility with Bank of America, N.A., expanding the maximum available commitment from $25 million to $45 million, extending the maturity to June 2005 and increasing the letter of credit sublimit of the facility from $22 million to $35 million.

Note 4. Deferred Compensation Plan

     In April 2002, the Company adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) to provide supplemental retirement income benefits for a select group of management employees. Eligible participants may elect to defer up to 80% of their salary and 100% of their bonuses pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death or termination of employment. In addition, the Company may make employer contributions to participants under the Deferred Plan. To date, no Company contributions have been made under the Deferred Plan. The amount of the deferred compensation liability payable to the participants is included in “deferred liabilities” on the consolidated balance sheets. The Company funds a portion of these obligations through the establishment of trust accounts on behalf of the management group participating in the plan. The trust accounts are reflected in “other assets” in the accompanying consolidated balance sheets.

Note 5. Newly Issued Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (SFAS 145). In addition to amending and rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions, SFAS 145 precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002. The Company expects that the adoption of SFAS 145 during fiscal 2003 will have no impact on the Company’s financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of SFAS 146 will not have a significant impact on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Thirteen Weeks Ended November 2, 2002 Compared to the Thirteen Weeks Ended November 3, 2001.

     Net Sales. Net sales by Company-owned stores for the thirteen weeks ended November 2, 2002 (the current period) increased by $41.6 million, or 46.3%, over net sales by Company-owned stores for the comparable thirteen weeks ended November 3, 2001 (the prior period). The increase was the result of a comparable Company store net sales increase of $16.2 million, or 18.2%, and $25.4 million additional sales from new stores not yet included in the Company’s comparable store base (net of sales of $.2 million from three stores closed in the previous fiscal year).

     Net sales by catalog and Internet for the current period increased by $1.2 million, or 44.5%, compared to net sales by catalog and Internet for the prior period. The increase was believed to be principally attributable to the increased number of catalog mailings and additional television spots in the current year versus the prior period.

     Net sales to franchisees for the current period increased by approximately $.4 million, or 32.4%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees, and, to a lesser degree, to the opening of a new franchise location by an existing franchisee.

     Gross Profit. Gross profit for the current period was $82.4 million, or 60.0% of net sales, compared with $55.5 million, or 59.1% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from significant improvement in the gross profit percentage experienced in the Company’s outlet division and, to a lesser degree, from leveraging costs associated with the Company’s product development and merchandising operations (which costs are included in the Company’s cost of goods sold), improved initial merchandise markups on new products, and decreased freight costs as a percent of sales, net of an overall increase in outlet net sales as a percent of overall sales. Although the gross profit percentage in the outlet division has improved, outlet net sales still tend to have a substantially lower gross profit margin than sales at the Company’s front line stores. The increase in outlet net sales as a percent of net sales and the increase in gross profit percentage in this division results primarily from the change in outlet strategy implemented by the Company in the prior fiscal year (see the Company’s Form 10-K for the fiscal year ended February 2, 2002 for more details).

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $53.7 million, or 39.1% of net sales, in the current period from $38.7 million, or 41.1% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The decrease in these expenses as a percentage of net sales was principally due to decreases in store payroll and bonuses as a percentage of sales and, to a lesser degree, to leverage associated with the Company’s current period same store sales increase of 18.2%, and to a planned decrease in direct marketing expenses as a percentage of net sales to 4.4% in the current period from 4.6% in the prior period. As indicated in the Company’s Form 10-K, the Company plans to maintain an overall annual direct marketing budget of approximately 3.5% of its net sales.

     Depreciation and Amortization. Depreciation and amortization increased to $3.9 million, or 2.8% of net sales, in the current period from $2.7 million, or 2.9% of net sales, in the prior period. The increase in depreciation and amortization was principally due to capital expenditures related to new, remodeled and expanded stores.

     Interest Income, Net. The Company had net interest income during the current period of approximately $228,000 versus approximately $143,000 in the prior period. The increase in net interest income was primarily a result of the Company’s increased cash and marketable securities position, partially offset by lower interest rates.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 74.7% to $15.5 million in the current period from net income of $8.9 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

Results of Operations – Thirty-Nine Weeks Ended November 2, 2002 Compared to the Thirty-Nine Weeks Ended November 3, 2001.

     Net Sales. Net sales by Company-owned stores for the thirty-nine weeks ended November 2, 2002 (the current period) increased by $111.6 million, or 42.1%, over net sales by Company-owned stores for the comparable thirty-nine weeks ended November 3, 2001 (the prior period). The increase was the result of a comparable Company store net sales increase of $37.7 million, or 14.4%, and $73.9 million additional sales from the new stores not yet included in the Company’s comparable store base (net of sales of $.8 million from 3 stores closed in the previous fiscal year).

     Net sales by catalog and Internet for the current period increased by $3.6 million, or 49.3%, compared to net sales by catalog and Internet for the prior period. The increase was believed to be principally attributable to the increased number and frequency of catalog mailings and additional television spots in the current year versus the prior period.

     Net sales to franchisees for the current period increased by approximately $.8 million, or 20.8%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by the franchisees, and, to a lesser degree, to the opening of a new franchise location by an existing franchisee.

     Gross Profit. Gross profit for the current period was $239.3 million, or 60.9% of net sales, compared with $165.5 million, or 59.8% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from improved initial merchandise markups on new products, a significant improvement in the gross profit percentage experienced in the Company’s outlet division, and to a lesser degree, from leveraging costs associated with the Company’s distribution center, product development and merchandising operations (which costs are included in the Company’s cost of goods sold), net of an overall increase in outlet net sales as a percent of overall sales. Although the gross profit percentage in the outlet division has improved, outlet net sales still tend to have a substantially lower gross profit margin than sales at the Company’s front line stores. The increase in outlet net sales as a percent of net sales and the increase in gross profit percentage in this division results primarily from the change in outlet strategy implemented by the Company in the prior fiscal year (see the Company’s Form 10-K for the fiscal year ended February 2, 2002 for more details).

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $145.8 million, or 37.1% of net sales, in the current period from $106.7 million, or 38.5% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The decrease in these expenses as a percentage of net sales was principally due to decreases in store payroll and bonuses as a percentage of sales and, to a lesser degree, due to leverage associated with the Company’s current period same store sales increase of 14.4%, net of a planned increase in direct marketing expenses as a percentage of net sales to 4.0% in the current period from 3.6 % in the prior period. As indicated in the Company’s Form 10-K, the Company plans to maintain an overall annual marketing budget of approximately 3.5% of its net sales.

     Depreciation and Amortization. Depreciation and amortization increased to $10.7 million, or 2.7% of net sales, in the current period from $7.1 million, or 2.6% of net sales, in the prior period. The increase in depreciation and amortization was principally due to capital expenditures related to new, remodeled and expanded stores, as well as capital expenditures related to the new cash registers, which were generally put into service in the first and second quarter of last year. The increase as a percentage of net sales was principally due to including a full year of depreciation for the new cash register rollout that was completed last year.

     Interest Income, Net. The Company had net interest income during the current period of approximately $621,000 versus approximately $392,000 in the prior period. The increase in net interest income was primarily a result of the Company’s increased cash and marketable securities position, partially offset by lower interest rates.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 59.7% to $51.7 million in the current period from net income of $32.4 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

Comparable Company Store Net Sales

     Comparable Company store net sales increased by 18.2% in the current quarter and 14.4% in the first nine months of this fiscal year, when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months, including stores that have been expanded or relocated within the same general market area (approximately five miles). The comparable store percentages reported above include 29 and 40 stores that were expanded within the last twelve months from the beginning of the respective period by an average of 917 and 927 net selling square feet, respectively. If the stores that were expanded had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 16.2% for the current quarter and 12.7% for the first nine months. The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers.

     The Company believes that the increase in comparable Company store net sales in the current period resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying and marketing departments on Chico’s target customer. The Company also believes that the look, fit and pricing policy of the Company’s product was in line with the needs of the Company’s target customer, and that the increase in comparable store sales was also fueled by a coordinated marketing plan, which includes national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper club (the “Passport Club”). To a lesser degree, the Company believes the increase was due to continued store-level training efforts associated with ongoing training programs and continuing strong sales associated with several styles of clothing produced from a related group of fabrics newly introduced by the Company in the fourth quarter of fiscal 1998.

Liquidity and Capital Resources

     The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and merchandise inventories. Also, during fiscal 2002, the Company has experienced, and will continue to experience, the need for capital to address the acquisition and equipping of the Company’s new distribution center and the acquisition and installation of new software packages (see the Company’s Form 10-K for the fiscal year ended February 2, 2002 for more details).

     During the first nine months of the current fiscal year (fiscal 2002) and the first nine months of the prior fiscal year (fiscal 2001), the Company’s primary source of working capital was cash flow from operations of $81.2 million and $40.4 million, respectively. The increase in cash flow from operations of $40.8 million was primarily due to an increase in net income of $19.3 million, an increase in accounts payable of $12.5 million in the current period versus an increase of $2.4 million in the prior period, an increase in the tax benefit of options exercised of $12.4 million and an increase in depreciation of $4.0 million. These increases were offset by an increase in inventories in the current period of $10.8 million versus an increase of $6.4 million in the prior period and an increase in deferred tax assets of $2.5 million in the current period versus an increase of $1.5 million in the prior period. The year-over-year increases in accounts payable and inventories are due to a substantial increase in inventory-in-transit in the current period versus the prior period.

     The Company invested $51.4 million in the current fiscal year in capital expenditures primarily associated with the acquisition and initial costs of equipping its new distribution center in Georgia ($12.5 million), the acquisition and initial installation costs associated with new software packages ($7.1 million) and, the acquisition of additional land and a 12,000 square foot building adjacent to the Company’s headquarters in Ft. Myers, Florida ($0.8 million), with the balance attributable primarily to new, relocated, remodeled and expanded Company stores. During the same period in the prior fiscal year, the Company invested $29.3 million primarily for capital expenditures associated with the opening of new, relocated, remodeled and expanded Company stores.

     During the first nine months of the current fiscal year, eleven of the Company’s eighteen officers and two of its three independent directors exercised an aggregate of 3,131,120 stock options (split-adjusted for all splits) at prices ranging from $0.361 to $10.84 (split-adjusted for all splits) and several employees and former employees exercised an aggregate of 137,564 (split-adjusted for all splits) options at prices ranging from $0.361 to $10.84 (split-adjusted for all splits). Also, during this period, the Company sold 29,296 and 18,315 shares of common stock during the July and September offering periods under its employee stock purchase plan at prices of $15.44 and $15.09, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $6.4 million.

     The Company invested $32.1 million, net, in marketable securities and repaid approximately $100,000 of existing debt in the current year. In the prior year, the Company invested $10.3 million in marketable securities and repaid $54,000 in existing debt.

     In September 2002, the Company entered into a replacement unsecured revolving credit facility with Bank of America, N.A., expanding the maximum available commitment from $25 million to $45 million, extending the maturity to June 2005 and increasing the letter of credit sublimit of the facility from $22 million to $35 million. The Company intends to repay the balance of its existing debt of $5.1 million in the fourth quarter of the current period.

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

     The Company plans to open a minimum of approximately 65 net Company-owned new stores in fiscal 2002, of which 47 were open as of November 2, 2002. Further, the Company plans to open between 70 and 75 net Company-owned new stores (which includes Chico’s, Chico’s outlets and Pazo, its newly announced concept store) in fiscal 2003. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program, continued equipping of the new distribution center, continued installation of new software packages, rollout of its new concept store on a test basis in fiscal 2003, repayment of its mortgage facility, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its strong existing cash and marketable securities balances. The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

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

     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of Chico’s styles, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of the Company’s new store concept the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to transition the Company’s distribution operations to the newly acquired facility in Georgia and to effectively and efficiently integrate and operate the newly acquired facility, risks associated with terrorist activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries and other similar factors.

     The forward-looking statements included herein are only made as of the date of this 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation

     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matter described in Item 1 of Part II of this Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at November 2, 2002, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company’s financial instruments as of November 2, 2002 has not significantly changed since February 2, 2002. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of November 2, 2002, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof. The Company’s exposure to interest rate risk also relates to its $5.1 million mortgage loan indebtedness which bears a variable interest rate based upon changes in the LIBOR rate.

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company was named as defendant in a suit filed in September 2001 in the Superior Court for the State of California for the County of Orange. This suit, Carmen Davis vs. Chico’s FAS, Inc., was filed by the plaintiff, seeking to represent all other Company assistant store managers, sales associates and hourly employees in California from September 21, 1997 to the present. The Company responded by seeking to dismiss the complaint and strike selected claims in order to either eliminate the litigation or gain greater clarity as to the basis for the plaintiff’s action. In response, the plaintiff filed an amended complaint on February 15, 2002, which differs in a number of material respects from the original complaint. The amended complaint alleged that the Company failed to pay overtime wages and failed to provide rest breaks and meal periods. The action sought “class action” status and sought unspecified monetary damages. Following preliminary settlement discussions, the parties attended a mediation on October 14, 2002, at which the parties reached a settlement on a class-wide basis. The parties are in the process of preparing the settlement documents and intend to diligently pursue final approval of the agreement with the court. The settlement agreement, which is not expected to have a material impact on the Company’s financial statements, will recognize that the Company continues to deny that it has engaged in any unlawful behavior. The proposed settlement must first be submitted to the court for preliminary approval. Following such approval, a notice to the class of the settlement must be provided, giving class members the right to opt out. After the expiration of the opt-out period, the court will be asked to provide final approval of the settlement. This entire process is expected to take a number of months to complete.

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

Exhibit 10.1 – Restated Revolving Credit and Term Loan Agreement
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

CHICO’S FAS, INC.

Date:	December 2, 2002	By:	/s/ Marvin J. Gralnick

Marvin J. Gralnick Chief Executive Officer (Principal Executive Officer)

Date:	December 2, 2002	By:	/s/ Charles J. Kleman

Charles J. Kleman Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Marvin J. Gralnick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chico’s FAS, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 2, 2002

/s/ Marvin J. Gralnick

Name: Marvin J. Gralnick
Title: Chief Executive Officer

I, Charles J. Kleman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chico’s FAS, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

	a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

	a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 2, 2002

/s/ Charles J. Kleman

Name: Charles J. Kleman
Title: Chief Financial Officer