Form 10-K
period 2003-02-01
CHICOS FAS INC
filed 2003-04-29
CIK 897429

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-21258

Chico’s FAS, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-2389435
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

State the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant:

Approximately $1,795,194,000 as of April 18, 2003 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on April 18, 2003).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

     Common Stock, par value $.01 per share — 85,741,324 shares as of April 18, 2003.

Documents incorporated by reference:

Part II Annual Report to Stockholders for the Fiscal Year Ended February 1, 2003.

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 24, 2003.

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE
YEAR ENDED FEBRUARY 1, 2003

PART I

ITEM 1.     BUSINESS

General

      Chico’s FAS, Inc., (together with its subsidiaries, the “Company”), is a specialty retailer of exclusively designed, private label, sophisticated, casual-to-dressy clothing, complementary accessories and other non-clothing gift items under the Chico’s and Pazo brand names.

      The Chico’s brand, which began operations in 1983, focuses on women who are 35 years old and up with moderate and higher income levels. The styling is relaxed, figure-flattering and designed for easy care. Pazo, which opened its first 10 test stores in March, 2003, focuses on women in the 25-40 age group with moderate income. Its offerings are more diverse, including casual, active wear, intimate apparel and casual career. The Pazo brand intends to be more fashion forward with a European feel that is more stylish.

      The Company is vertically integrated and designs virtually all of its products either in-house or working with its independent vendors. The Company endeavors to maintain a merchandise mix which emphasizes the continued introduction of new styles and designs to complement its seasonal and core product offerings.

      As of April 18, 2003, the Company operated 401 retail stores in 41 states and the District of Columbia. The Company’s 360 Chico’s front-line Company-owned stores, as of this date, compete in the “better-priced” market, with approximately one-third of these stores in upscale malls, approximately 20% in upscale street locations and the balance in open air specialty centers. Chico’s also has 12 franchised locations remaining in 4 states, although no new franchisees have been authorized since 1989. There are also 19 Chico’s outlet locations at April 18, 2003, which provide clearance activities for the Chico’s front-line stores.

      In March 2003, the Company launched its new Pazo division by opening 10 test stores in seven southern and southwestern states. The Company intends to open any new Pazo stores mostly in upscale malls and open air centers that are perceived to present strong demographics of its target customer. Current Pazo stores average approximately 2,390 net selling square feet of space. The Company, at this time, does not plan to support these stores with outlet stores for clearance.

      In early 2003, the Company also announced it was investigating the possibility of opening 6 to 10 intimate/activewear apparel stores in fiscal 2004, aiming at customers with the same age and income as Chico’s. It is anticipated that the name of this chain would leverage the Chico’s name. To this end, the Company has begun building a product development team by hiring a Senior Merchant who has significant experience with this type of product. The Company is in the early stages of pursuing this opportunity and has not established store size, number of test stores and other key factors.

      In May 2000, Chico’s established a call center for its catalog and online sales. Although Chico’s mails a catalog almost every month which supports its catalog and online sales, the Company relies on these catalogs as a staple to drive its target customers into its stores. Sales through the catalog’s 800 number and from www.chicos.com amounted to $16.1 million in fiscal 2002 and are viewed as a customer service for those who prefer shopping in this manner. The Company has no current plans to launch a Pazo catalog or online store at this time, but will continue to monitor the development of its Pazo division to determine whether there will come a time when establishing a Pazo catalog and/or online store would be considered advisable. The Company does intend to produce mailers to display Pazo product although there will be no infrastructure to take orders at this time.

      Chico’s has been experiencing double digit same store sales growth, for the most part, since June 1997. During the period from June 1997 through late 2000, the Company had been able to use markdowns (first, second and special sales) in its front-line stores to effectively clear merchandise without opening new outlets. During this time the Company operated between 7 and 8 outlets. In late 2000, Chico’s decided to develop a plan to discontinue using some of its smaller front-line stores as clearance vehicles and to reallocate more of the square footage to full-priced merchandise. To this end, Chico’s established a separate outlet division, with separate management, and has since expanded to 19 Chico’s outlets, most of which have a larger average store square footage than in previous years. In order to provide the outlets with a full complement of merchandise, Chico’s has also developed a supplemental product line for distribution only through its outlet stores which product line is labeled “Market by Chico’s”. This supplemental line includes select product items that are designed to help promote the clearance of existing merchandise.

      Also during the past few fiscal years, Chico’s has been testing the expansion of its brand within its own stores by offering certain items which complement the clothing product, such as footwear, leather goods, watches, and other gift products which are designed by the Company. All of these items are intended to promote the Chico’s brand in areas beyond clothing. Because of the additional space required to accommodate these additional categories and in an effort to improve the visual ambiance of its clothing and accessory presentations, the Company has been actively pursuing larger spaces for its existing and new Chico’s stores. Rather than targeting a 1,200-1,500 net selling square foot store as Chico’s pursued through fiscal 1998, the Company now believes the target Chico’s store size is nearer 1,800-3,000 net selling square feet. Although the Company may from time to time still open Chico’s stores in the 1,200-1,700 net selling square foot range, particularly in smaller markets or when a larger well positioned store is not available at a particular location, the Company’s primary focus in both its new and existing markets is a Chico’s store with 1,800-3,000 net selling square feet.

      The Company intends to continue locating its front-line Company-owned stores primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in, or near, mid-to-larger sized markets. The Company opened 60 new Chico’s Company-owned front-line stores and 6 new Chico’s outlet stores in the fiscal year ended February 1, 2003 (fiscal 2002). In addition, the Minnesota franchisee opened one new Chico’s front-line franchise store in fiscal 2002. The Company plans to open a minimum of between 70 and 75 net new Company-owned stores (including at least 10 Pazo stores) in the fiscal year ending January 31, 2004 (fiscal 2003) and expects to close between one and three existing Chico’s stores during this time frame.

Fashion Risk; Impact of Economic Conditions

      The retail apparel business fluctuates according to changes in consumer preferences dictated in part by fashion, season and the economy. Economic conditions could affect the level of consumer spending on merchandise offered by the Company, including, among others, business conditions, foreign affairs, interest rates, energy costs, taxation and consumer confidence in future economic conditions. Consumer preferences and economic conditions may differ, or change, from time to time in each market in which the Company operates and could directly impact the Company’s net sales and profitability.

Business Strategies

      Overall Growth Strategy. Over the last several years, the Company has been building its infrastructure to accommodate anticipated future growth in its store base and overall revenues. This increase in infrastructure includes significant additions to its senior and middle management teams, a rollout of state-of-the art cash registers (fiscal 2001), a new distribution center (fiscal 2002) and new back office software anticipated to “go live” in the latter half of fiscal 2003. In early fiscal 2003, the Company launched its second concept, Pazo, which the Company believes could allow for continued future growth within the United States and, through added leverage of the two concepts in the leasing marketplace, better site locations for future Chico’s and Pazo stores. The Company has established a 25% annual square footage growth as its goal (which aggregates the square footage of both Chico’s stores and Pazo stores) for the next several years. From the perspective of separately assessing the growth potential of each of the two divisions, the Company anticipates the overall market for Chico’s stores in the United States and Canada is between 550 and 650 total stores, while it believes that it is premature to project the overall market potential for Pazo stores at this time.

      Distinctive In-House Designed Clothing and Coordinated Accessories. The most important element of the Company’s business strategies is the distinctive private label clothing (mostly casual) and complementary accessories offered for sale at its stores. Emphasizing casual comfort, its clothing is made from natural fabric (including cotton, rayon, linen and silk) blends and sophisticated synthetics. Accessories, such as handbags, belts and jewelry, including earrings, necklaces and bracelets, are specifically purchased and designed to coordinate with the colors and patterns of its clothing, enabling customers to easily enhance and individualize their wardrobe selections. The Pazo concept is testing a more diverse offering of apparel which also includes active wear, intimate apparel and casual career.

      Virtually all of the clothing offered by the Company at both of its store concepts is designed in-house, and the Company controls most aspects of the design process, including choices of pattern, construction, fabric, treatment and color. A majority of the accessory designs also are developed in-house or are enhanced at the Company’s request by the manufacturer to complement specific items of clothing.

      The Company’s private label clothing is designed through the coordinated efforts of the Company’s merchandising and product development teams at both Chico’s and Pazo. Style, pattern, color and fabric for individual items of the Company’s private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer.

      The Company’s product development teams develop these in-house designs and design modifications. By conceptualizing and designing in-house and then contracting, for the most part, directly with manufacturers and providing some on-site quality control, the Company has been able to realize higher average initial gross profit margins than the industry, while at the same time providing value to its customers.

      The distinctive nature of Chico’s clothing is carried through in its sizing. Stores within the Chico’s concept incorporate international type sizing, utilizing sizes 0 (size 4-6), 1 (size 8-10), 2 (size 10-12), and 3 (size 14-16). As in the past, these stores occasionally will offer one-size-fits-all and small, medium and large sizing for some items. The relaxed nature of clothing bearing the Chico’s name allows the Chico’s stores to utilize this sizing and thus to offer a wide selection of clothing without having to invest in a large number of different sizes within a single style. The Chico’s stores have also been offering denim pants with a more varied sizing using half sizes to address fits between the four standard sizes described previously. Sizing in Pazo stores is currently American sizes in the 2-14 range which the Company believes is more appropriate for the target Pazo customer.

      Personalized Service and Customer Assistance. Chico’s has always considered personalized customer service one of the most important factors in determining its success. The Company intends, through training efforts, to make certain that Chico’s sales associates offer assistance and advice on various aspects of their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits and suggestions on different ways in which to wear Chico’s clothing and accessories. As part of its strategy to reinforce the casual aspects of Chico’s clothing, Chico’s sales associates are trained to demonstrate to customers the most attractive ways to wear Chico’s clothing. Dressing rooms are generally not equipped with mirrors, encouraging customers to come out of the dressing rooms in Chico’s clothes so that store personnel can provide such assistance. The Company has not found it necessary to offer alteration services.

      Chico’s sales associates are encouraged to know their regular customers’ preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. The Company encourages, but does not require, its sales associates to wear its clothing and accessories in its stores (subject to varying state laws) and to complement this it offers substantial employee discounts. To better serve the Chico’s customer, sales associates are encouraged to become familiar with new styles and designs of clothing and accessories by trying on new merchandise.

      The Company takes pride in empowering its employees to make decisions that best service the customer. This healthy sense of empowerment enables the Company’s employees to exceed customers’ expectations. In addition, many of the Company’s store managers and sales associates were themselves Chico’s customers prior to joining the Company and can therefore more easily identify with customers. Chico’s employees are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico’s store.

      The Company is currently evaluating the level of training and service that it feels is appropriate for the Pazo customer, although it does not believe initially that the depth of service provided at Chico’s is necessarily required at Pazo.

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

      The Company relaunched the club in February 1999 with essentially the same features. A customer signs up for the club at no cost to become a “temporary” member and once the customer spends $500 over any time frame, the customer becomes a “permanent” member entitled to a 5% lifetime discount, advance sale notices, free shipping and other benefits. Since the relaunch in early 1999, the Company has been very successful in increasing its database of “temporary” and “permanent” Passport members. As of April 3, 2003, the Company had over 688,000 permanent Passport members and over 2.5 million temporary Passport members. During fiscal 2002, the permanent Passport members accounted for approximately 73% of overall sales, while the temporary members accounted for 22% of overall sales. Also, during fiscal 2002, the Company signed up an average of 64,000 “temporary” new members per month, of which an average of 20,000 per month spent the required $500 to become a permanent member. Prior to the relaunch of the Passport Club, the permanent members accounted for approximately 10% of overall sales and the Company was unable to effectively track “temporary” Passport members sales.

      The Company believes that permanent Passport members shop more frequently and spend more on the average transaction than “temporary” Passport members. During the fiscal year ended February 1, 2003, the average permanent passport member spent $117 per transaction and shopped five to eight times per year, while the “temporary” Passport members averaged $74 per transaction and shopped one to three times per year. The Company does not have a proprietary credit card at this time.

      With the sophisticated database hardware and software the Company has acquired to manage the SKU-level transactions being recorded for both temporary and permanent Passport Club members, the Company believes it is better able to more sharply focus its marketing, design and merchandising efforts to better address and define the desires of its target customer.

      Pazo established its “Club Pazo” frequent shopper club initially without annual minimum spending levels to obtain certain benefits. The Company intends to review this concept throughout fiscal 2003 to determine whether refinements or changes to this program are advisable based upon what is best suited for the Pazo target customer.

      High-Energy, Loyal Employees. The Company believes that the dedication, high energy level and experience of the members of its senior management team, support staff and store employees are key to its continued growth and success and help to encourage personalized attention to the needs of its customers.

      In selecting its employees at all levels of responsibility, the Company looks for quality individuals with high energy levels who project a positive outlook. The Company has found that such persons perform most effectively for the Company and contribute to a fun and exciting shopping experience for its customers.

      Sales associates are compensated with a base hourly wage but also have opportunities to earn substantial incentive compensation based on their individual sales. For the most part, these incentives are based upon the dollar amount of sales to individual customers, thereby encouraging sales of multiple items. Store managers receive base salaries and are eligible to earn various incentive bonuses tied to individual sales and storewide sales performance. District and regional managers also have the opportunity to earn monthly incentive compensation based upon the sales performance of stores in their districts and regions, as well as incentives, including stock options, based on their district or region performance compared to the Company’s overall sales performance.

      The Company offers its employees other recognition programs and the opportunity to participate in its stock incentive, stock purchase and 401(k) programs. Management believes that all these programs and policies offer Chico’s sales associates and other employees opportunities to earn total compensation at levels generally at, or above, the average in the retail industry for comparable positions.

      The Company’s emphasis where possible on a “promote from within” philosophy, combined with increases in the number of new Company-owned stores, provides opportunities for qualified employees to advance to higher positions in the Company.

      Additional Company-Owned Stores. Management believes that the ability to open additional Company-owned stores will be a factor in the future success of the Company. During fiscal 1998, the Company opened 22 new Company stores and one new franchised store while closing two outlet stores. During fiscal 1999, the Company opened 40 new company stores and one new franchised store while closing three front-line stores. During fiscal 2000, the Company opened 51 new Company-owned stores and two new franchised stores while closing two front-line stores and one outlet store. During fiscal 2001, the Company opened 59 new Company-owned stores and five new outlet stores, while closing two front-line stores and one outlet store. During fiscal 2002, the Company opened 66 new Company-owned stores and one new franchised store, while no stores were closed. Prior to March 2003, all stores opened were under the Chico’s brand name. As of April 18, 2003, the Company has opened 11 front-line and 2 outlet stores under the Chico’s name and 10 Pazo stores of the minimum 70-75 net new Company-owned stores planned to be opened in fiscal 2003. The Company has signed leases for several additional new Chico’s store locations, and the Company also is currently engaged in negotiations for the leasing of numerous additional sites, including potential Pazo sites. The Company generally expects to open between 15 and 25 new stores each quarter of fiscal 2003.

      In general the Company intends to locate its new stores predominantly outside of Florida. In deciding whether to open a new store, the Company undertakes an extensive analysis which includes the following: identifying an appropriate geographic market; satisfying certain local demographic requirements; evaluating the location of the shopping area or mall and the site within the shopping area or mall; assessing proposed lease terms; and evaluating the sales volume necessary to achieve certain profitability criteria. Once the Company takes occupancy, it usually takes from three to five weeks to open a store. After opening, Chico’s front-line stores have typically generated positive cash flow within the first year of operation (after allocation of a portion of home office administrative expense based on sales and after recovery of the Company’s out-of-pocket cash expenses in opening the new store) and have typically had an eleven month to eighteen month payback of all initial capital and inventory costs. However, there can be no assurance that new Chico’s or Pazo stores will achieve operating results similar to those achieved by Chico’s in the past.

      The Company plans to grow by opening additional Company-owned stores and the Company does not currently intend to increase the number of franchisees. The Company intends to continue providing full support for its franchise network and anticipates that one of its existing franchisees may be able to further meet the Chico’s criteria for opening additional stores in its limited territory. This franchisee opened one new franchised store in fiscal 1998, one in fiscal 1999, two in fiscal 2000, none in fiscal 2001, and one in fiscal 2002.

Store Locations

      The Company’s stores are situated, for the most part, either in tourist areas or in, or near, mid-to-larger sized markets. The Company’s front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls which offer high traffic of its target customers. The Company seeks to locate the Company-owned front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more mid-to-high end department stores as anchor tenants. Chico’s outlet stores are, for the most part, located in outlet centers, although the Company is evaluating the possibility of opening in value centers.

      At February 1, 2003, Chico’s Company-owned front-line stores average approximately 1,830 net selling square feet, while the Chico’s Company-owned outlet stores average approximately 3,043 net selling square feet. The ten Pazo stores opened in March 2003, average approximately 2,390 net selling square feet. In fiscal 1999, the Company began a strategy of opening somewhat larger stores than it has opened in the past. Currently, the Company is seeking to open Chico’s front-line stores with approximately 1,800-3,000 net selling square feet to promote an improved visual ambiance and the expanded offerings of its current products. However, in locations where the Company has a desire to establish a store but where the optimum store size or location is unavailable, the Company often will lease a Chico’s front-line store with as few as 1,200 net selling square feet or as many as 3,500 net selling square feet. If the volume of business at one of these smaller stores is sufficient, and there is no ability to expand the existing store, the Company has chosen in the past to open additional stores nearby, operating more than one Chico’s store in the same general shopping area. The Company is still experimenting to a certain extent with its Pazo store size but currently is targeting stores with approximately 2,500-3,500 net selling square feet. Non-selling space within Company-owned stores generally amounts to 20-25% of the gross leased space, and is not considered in the net selling square foot calculations.

      At April 18, 2003, there were 401 stores, of which 360 were Company-owned front-line Chico’s stores, 12 were franchised Chico’s stores, 19 were Chico’s Outlet stores and 10 were Pazo stores. The Company’s stores are located in the following jurisdictions:

		Chico’s
	Chico’s	Company-Owned	Chico’s	Pazo
	Company-Owned	Outlet Stores	Franchised Stores	Company Stores	Total Stores

California	47	4		1	52
Florida	45	4	1	1	51
Texas	28	1		2	31
Illinois	17	1			18
New Jersey	16				16
Georgia	11	1		3	15
Massachusetts	14	1			15
Virginia	13	2			15
New York	12	2			14
Connecticut	12				12
Michigan	11		1		12
Ohio	12				12
Maryland	11				11
Pennsylvania	11				11
Arizona	8	1		1	10
North Carolina	10				10
Minnesota			9		9
South Carolina	7				7
Alabama	4	1		1	6
Colorado	5	1			6
Louisiana	6				6
Oregon	6				6
Tennessee	5			1	6
Oklahoma	5				5
Washington	5				5
Missouri	4				4
Utah	4				4
Indiana	2		1		3
Kansas	3				3
Kentucky	3				3
Nevada	3				3
Rhode Island	3				3
Wisconsin	3				3
Arkansas	2				2
District of Columbia	2				2
Mississippi	2				2
Nebraska	2				2
New Mexico	2				2
Delaware	1				1
Maine	1				1
Vermont	1				1
Wyoming	1				1

Total	360	19	12	10	401

      In a typical new front-line Company store (including new Pazo stores), the Company’s cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $250,000 to $650,000 (after taking into account landlord construction allowances and other concessions).

      The Company utilizes teams of employees experienced in new store openings who are able to supervise final build-out and set up store interiors rapidly, including, where necessary, the flooring, furniture, fixturing, equipment and initial inventory displays. The use of in-house crews allows the Company to open a new store generally within three to five weeks after taking occupancy. Management believes that, as a result, the Company opens its new stores more rapidly and at less cost than many of its competitors. The Company has an arrangement whereby the final design and initial build-out of the store is handled by third-party architectural and contracting firms, with offices or affiliates throughout the country. Under this arrangement, the Company’s in-house crews are still responsible for approving the final stages of the build-out and for setting up the store interiors.

      The following table sets forth information concerning changes in the number of Chico’s Company-owned and franchise stores during the past five fiscal years:

	Fiscal Year Ended

	January 30,	January 29,	February 3,	February 2,	February 1,
	1999	2000	2001	2002	2003
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

Number of Company-Owned Stores
Stores at beginning of year	132	154	191	239	300
Opened*	22	40	51	64	66
Acquired from franchisees	2	—	—	—	—
Closed	(2)	(3)	(3)	(3)	—

Stores at end of period	154	191	239	300	366

Number of Franchise Stores
Stores at beginning of year	9	8	9	11	11
Opened*	1	1	2	—	1
Sold to Company	(2)	—	—	—	—
Closed	—	—	—	—	—

Stores at end of period	8	9	11	11	12

Number of Total Stores	162	200	250	311	378

*	Does not include stores that opened as relocations of previously existing stores within the same general market area (approximately five miles) or substantial expansions of stores.

Outlet Stores

      As of April 18, 2003, the Company operated 19 outlet stores under the name “Chico’s.” Chico’s outlet stores carry slower-selling items removed from Chico’s front-line stores, remaining pieces of better-selling items replaced by new shipments of merchandise to front-line stores, returns of merchandise accepted from franchise stores under the Company’s franchisee return policy, seconds of the Company’s merchandise, and its new line “Market by Chico’s” which is intended to help promote clearance of existing styles by complementing the other outlet merchandise. The Company does not currently anticipate that the “Market by Chico’s” label will account for more than 10% of outlet sales in the future. Chico’s outlet stores act as a vehicle for clearing certain marked down merchandise while continuing to allow Chico’s front-line stores to maintain a somewhat limited markdown policy. Prices at Chico’s outlet stores generally range from 30% to 70% below regular retail prices at Chico’s front-line stores. Although service is also important at Chico’s outlet stores, there is somewhat less emphasis in the outlet stores on personalized customer service. Sales from the Company’s outlet stores represented approximately 4.2% of the Company’s net sales and the “Market by

Chico’s” label represented approximately 3% of the outlet sales during fiscal 2002. Chico’s outlet stores have not been intended to be profit centers, and the Company is constantly re-evaluating its approach to outlet stores to improve the return on clearance of such goods.

      Chico’s outlet stores are generally larger than front-line stores, averaging approximately 3,043 net selling square feet at February 1, 2003. The Company opened six new outlet stores in fiscal 2002 and five outlet stores in fiscal 2001. At this time, the Company does not intend on carrying Pazo merchandise in its outlets, nor does it plan, at this time, to open any Pazo outlet stores.

Franchise Stores

      Currently, there are twelve franchised Chico’s stores operated by four owners, none of whom is otherwise affiliated with the Company. Each franchisee paid an initial franchise fee of between $5,000 and $75,000 per store and is not required to pay any continuing monthly royalty. Each franchisee has been provided an exclusive license at a specified location to operate a Chico’s store and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of Chico’s merchandise. The term of the franchise is generally ten years, renewable for additional ten-year periods if certain conditions pertaining to the renewal are met (including the payment of a renewal fee). Franchisees are required to operate their Chico’s stores in compliance with the Company’s methods, standards and specifications regarding such matters as store design, fixturing and furnishings, decor and signage, merchandise type and presentation, and customer service. The franchisee has full discretion to determine the prices to be charged to customers generally by changing or replacing any pre-ticketed price tags. Franchisees are required to purchase all Chico’s brand clothing and all accessories from Chico’s or from suppliers approved by the Company. Currently, the merchandise offered by Chico’s franchisees at their stores is purchased from the Company at prices equal to 50% of suggested retail prices, subject to rebates of between 2% and 8% based on actual quarterly return rates versus preset goals. In certain situations, franchise stores may carry other brands of clothing or accessories if such merchandise is approved by the Company. In such cases, franchisees may be required to pay to the Company a monthly royalty equal to 5% of gross sales of any approved merchandise not purchased from Chico’s. In the current period, the Company’s net sales to franchisees was approximately $5.4 million, or 1.4% of total net sales.

      As of April 18, 2003, the franchisee holding franchise rights in Minnesota has the right to open additional Chico’s stores. With respect to the franchise rights granted in Minnesota, the Company granted an exclusive right to develop Chico’s stores and subfranchise within the state of Minnesota. The Minnesota franchisee may technically have the ability to open an unlimited number of additional stores within its limited territory. However, the Company believes that economic, logistic and other practical considerations effectively limit the number of additional stores that this franchisee may open in the future. The Company does not believe that the rights of the Minnesota franchisee will significantly limit the Company’s ability to expand.

      The Company intends to continue supporting its existing Chico’s franchise network. However, the Company does not intend at this time to pursue any new franchises with the Chico’s concept, to establish any franchises with the Pazo concept, or to enter into any additional franchise territory development agreements. In the past, the Company has acquired certain franchise stores that have been offered for sale to the Company. During the current period, the Company did not repurchase any of its franchise stores although it would consider additional purchases of franchise stores that may be offered to the Company from time to time in the future. In addition, the Company may terminate franchises where performance or circumstances so justify. Management expects that Chico’s franchise stores will play an increasingly less important role in the Company’s future sales and profitability.

Store Operations

      The Company-owned stores typically employ a manager, two assistant managers, and numerous sales associates who are either full-time or part-time employees. During the peak selling seasons, stores generally hire additional sales associates.

      Store managers are responsible for driving sales in the stores, and are encouraged to be present on the sales floor whenever possible during business hours. Many store support functions, such as purchasing and accounting, are handled by the Company’s corporate headquarters. This allows store managers more time to focus on store sales, effective management and training of the sales force, ensuring customer service, and in-store and local community merchandising strategies, including outreach programs.

      Chico’s has established a formalized training program that is intended to reinforce and enhance the personalized customer service offered by all associates as well as increase their merchandise knowledge. The comprehensive training program includes a Most Amazing Personal Services (M.A.P.S.) module and a Most Amazing Register System (M.A.R.S.) module which the Company believes will help assure sales associates better understand the Chico’s product and improve the level of service provided to its customers. The Company has adapted similar training programs for the Pazo associates and expects to monitor and evaluate the success of these programs, making adjustments where the Company deems necessary.

      The Company currently supervises its Chico’s store operations through its Senior Vice President of Stores, its Vice President-National Sales Manager, a National Operations Director, several Regional Sales Managers, and numerous District Sales Managers. The Vice President-National Sales Manager and National Operations Director have direct supervision responsibility of the Regional Sales Managers. The Regional Sales Managers have direct supervision responsibility of the District Sales Managers. Each District Sales Manager supervises multiple store locations. District Sales Managers have primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, staffing, training and expense-control programs established by headquarters. Management is continually reviewing its supervisory structure with the intent of improving the performance of individual stores and store managers. Pazo currently has a Director of Stores who provides all of the supervision for the store operations at the 10 Pazo stores. The Company believes that the Pazo Director of Stores will be able to continue to provide this supervision until the number of Pazo stores exceeds 13 to 16 stores. Accordingly, as and when Pazo expands its store base, it is anticipated that Pazo will begin to develop subsidiary levels of store supervision implementing over time a structure similar to that employed in Chico’s store operations.

Management Information Systems

      The Company’s current management information systems are run on two IBM AS/400 platforms and Windows NT/2000 based Applications Servers located at the home office in Ft. Myers, FL and the Winder, GA distribution center, which provide a full range of retail, catalog, Internet, financial and merchandising information systems, including purchasing, inventory distribution and control, sales reporting, accounting, warehousing and merchandise management principally using Island Pacific, Manhattan Associates, STS Marketworks and Mozart by Commercialware.

      During fiscal 2002, the Company contracted with STS Systems, a NSB Retail Systems PLC Company, Manhattan Associates, Inc. and Lawson Software, Inc. to replace its core merchandising, planning and allocation, replenishment and open-to-buy packages, as well as its Warehouse Management System (which now includes a Vertax Material Handling System) and financial packages. These packages will also allow installation of a new integrated global sourcing/production tracking package.

      The Company installed the Manhattan Associates distribution package and the Lawson Human Resource software during fiscal 2002 and intends to install the remaining new packages and replace the existing Island Pacific packages during the latter half of 2003. Anticipated software acquisition costs associated with the acquisition of the new software packages totaling between $11 million and $14 million will be capitalized and charged to depreciation expense over the estimated useful lives of the assets. Training and other costs, which will be expensed, are estimated to be in the $250,000 to $500,000 range. Although the Company expects to take a number of precautions to avoid disruption of its management information systems as a result of the installation of and conversion to these new software systems, including running the systems parallel during testing phases, if such installation or conversion were to cause any significant disruption, the Company’s business operations and its operating results could be materially and adversely affected.

      All Company-owned stores utilize point of sale cash register computers, which are polled nightly to collect sku-level sales data and inventory receipt and transfer information for each item of merchandise, including information by style, color and size. Management evaluates this information, together with its weekly reports on merchandise shipments to the stores, to analyze profitability, formulate and implement company-wide merchandise pricing decisions, assist management in the scheduling and compensation of employees (including the determination of incentives earned) and, most importantly, to implement merchandising decisions regarding needs for additional merchandise, allocation of merchandise, future design and manufacturing needs and movement of merchandise from Chico’s front-line stores to Chico’s outlet stores.

      During fiscal 2001, the Company replaced its in-house developed, DOS-based, cash register systems with a cash register using a Windows NT platform in a wide area network and using the CRS Retail Systems software used by many other retailers. The Company is now focused on the second phase of the register rollout which will focus on improving customer service, reporting, training and overall functionality, including allowing the Company to integrate all three channels of distribution and allowing more extensive use of computer-based training to complement its existing training programs. To that end, the Company rolled out an electronic gift card program in fiscal 2002.

      In fiscal 1998, the Company acquired sophisticated database marketing software from STS Systems to keep track of its Passport Club purchases and to assist in analyzing merchandise selling within certain customer demographics. This system became fully operational in fiscal 1999 and will be integrated into the overall STS systems as part of the conversion from Island Pacific. In addition, during fiscal 2000, the Company installed the Mozart software from Commercialware to manage its catalog and Internet activities.

      The Company is committed to an ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments.

Merchandise Distribution

      During fiscal 2002, the Company acquired 52 acres of land with an existing 202,000 square foot distribution center and an existing 31,000 square foot office in Barrow County, Georgia. With this acquisition, the Company also secured a commitment from the local county to permit the addition of up to another 200,000 square feet of distribution space and 6,000 square feet of office space for future years.

      Also during fiscal 2002, the Company acquired and installed sophisticated “put-to-light” material handling equipment and integrated it with the Warehouse Management System from Manhattan Associates, Inc. to create a new, more automated distribution system. The Company went live with this system in September 2002, closed its Fort Myers distribution center in February 2003 and now has all of its distribution activities based in this new center. The Company operates both its store fulfillment and its mail order and Internet fulfillment from its new facility. The Company intends to reintegrate this system into its new software packages and convert its previous distribution center in Ft. Myers to office space during fiscal 2003.

      New merchandise is generally received daily at the Company’s distribution center in Winder, Georgia. Merchandise from United States vendors is trucked to Georgia or arrives by air, as the circumstances require. Most of the merchandise from foreign vendors arrives in this country via air (and occasionally by sea) at various points of entry in New York, California, Georgia or Florida and is transported via truck to the distribution center. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture. Until the Company is better able to address certain limitations on its ability to coordinate and schedule merchandise production and deliveries, it is likely that air shipments may still need to be relied upon for much of the Company’s merchandise supply. The Company’s plan is to improve its logistics planning and distribution systems with the new software installation so as to reduce the need to rely as heavily on air transportation to obtain merchandise.

      The Company’s current distribution center is highly automated, thus generally permitting turnaround time between distribution center receipt of merchandise and arrival at Chico’s stores to average approximately 24 to 48 hours for its nearest stores and two days to a week for its other stores. In an attempt to ensure a steady flow of new merchandise, the Company ships merchandise continuously to its stores. The Company uses common carriers, such as United Parcel Service and Federal Express, for most shipments to its stores.

      The capacity of the Company’s new distribution center in Georgia should be sufficient, in the opinion of management, to service the Company’s needs for at least five years of future growth, without requiring building expansion under its existing county commitment.

Merchandise Design and Product Development

      The Company’s private label clothing is developed through the coordinated efforts of the Company’s merchandising, creative and product development teams, with separate teams for Chico’s and for Pazo. Style, pattern, color and fabric for individual items of the Company’s private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer. Chico’s creative and product development department reports to Patricia Murphy, Executive Vice President-Chief Merchandising Officer and is headed up by the Vice President of Product Development. Ms. Murphy also has the responsibility of overseeing and coordinating the buying, planning, and merchandise allocation departments, headed up by the Vice President-Merchandising, the Vice President-Merchandise Controller and the Vice President-Planning and Allocation. The Company’s sourcing, production and quality control departments report to Scott Edmonds, President and Chief Operating Officer, and are headed up by the Vice President-Production and Sourcing.

      Pazo’s creative, product development and merchandising teams are headed up by Barry Shapiro, Senior Vice President-Pazo, who works with several division directors who in turn collectively oversee all areas.

      The creative and product development teams develop the Company’s in-house designs and design modifications. In addition to selecting distinctive patterns and colors, the Company’s product development teams are particularly attentive to the design and specification of clothing style, construction, trim and fabric treatment. The Company believes this attention to design detail assists in distinguishing its clothing and strengthening the customer’s perception of quality and value.

      Although the Company develops merchandise for specific seasons, the product development efforts are a constant process which result in the continual introduction of new merchandise in the Company’s front-line stores. This continual process supports the Company’s merchandising and inventory strategy, and serves to reduce somewhat the Company’s exposure to fashion risk associated with any group of styles or trends. This process is expected to be employed in the Pazo operations, as well as continuing to be used in the Chico’s operations.

      The Company has historically purchased most of its clothing and accessories from companies that manufacture such merchandise in foreign countries except for the “cut and sew” operations described below. The Company does business with all of its foreign vendors and importers in United States currency, often supported through letters of credit. Clothing manufacturers utilize the designs and specifications provided by the Company most often through its CAD systems. Except for certain U.S. based “cut and sew” operations, the Company generally does not purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers. Since late 1997, the Company has been buying fabric and providing the fabric to domestic “cut and sew” manufacturers in the United States who are engaged by the Company to make the specified designs and styles. The Company anticipates it is likely to continue this practice in the future.

      Currently, the Company contracts with approximately 45 to 60 apparel vendors, 45 to 60 accessory vendors, several fabric suppliers and several “cut and sew” vendors. Because of certain perceived lower sourcing costs that can be associated with the Company’s vendors in various parts of the world and certain other long term uncertainties presented by such vendor relationships, the Company intends to continue to redirect a portion of its sourcing activities towards new vendors in China, India, Mexico and other areas. For the most part, the Pazo division is not utilizing vendors that are currently supplying the Company.

      During fiscal 2002, China sources accounted for approximately 37% of the Company’s purchases, United States sources (including the cost of fabric and “cut and sew” vendors) accounted for approximately 33% of the Company’s purchases, India sources accounted for approximately 13% of overall purchases, and Turkey sources accounted for approximately 9% of overall purchases, while Peru, Thailand, Guatemala, Korea, Mexico, and other smaller sources, in the aggregate, amounted to approximately 8% of overall purchases. In fiscal 2003, the Company expects sourcing from China is likely to remain in the same percentage range of overall purchases as the prior year, while vendors in Turkey can be expected to continue to provide approximately 8% to 10% of total purchases. Purchases from vendors in India are also likely to remain in the 12% to 14% range of total purchases, while United States vendors are expected to decrease as a percentage of overall purchases. Although Pazo vendors are for the most part, different from Chico’s vendors, it is not anticipated they will change the above focus on various countries.

      Although there are no manufacturers that produced more than 10% of the Company’s merchandise during the last fiscal year, the Company has contracted with one intermediary vendor that accounted for 26% of the Company’s purchases (including all fabric and labor) during the last fiscal year through separate subcontracts with several “cut and sew” factories in the United States and China. With respect to purchases made through this intermediary, the Company, for the most part, purchases the necessary specialized cloth and then coordinates with this intermediary who arranges for various independent United States “cut and sew” manufacturers to make the specified designs and styles. Although the Company believes that its relationship with this particular intermediary is good, there can be no assurance that this relationship can be maintained in the future or that the intermediary will continue to be available to coordinate and facilitate production and supply of merchandise. If there should be any significant disruption in the supply of merchandise through this intermediary in particular, management believes that it can successfully implement its contingency plans so as to allow it to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a short term material adverse impact, and possibly even a longer term material adverse impact, on the Company’s operations.

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

      The deterioration of the political situation in a country in which a significant portion of the Company’s merchandise is manufactured, or the breakdown of trade relations between the United States and a foreign country in which a significant portion of the Company’s merchandise is manufactured, or other political instability, economic instability, natural disasters or other factors in a foreign country in which merchandise is produced for the Company could disrupt, curtail or otherwise impact overseas production, or curtail delivery of such merchandise to the United States and thus materially and adversely affect Chico’s business, financial condition and results of operations. For example, a change in trade status for China or India could result in a substantial increase in the import duty of clothing and accessories manufactured in such country and imported into the United States. In addition, the occurrence or threat of terrorist activities, and the responses to and results of such activities, or the war between the United States and Iraq, or SARS-related concerns associated with the Company’s Asian-based portion of its supply chain, or otherwise, could materially and adversely impact the Company, its personnel and facilities, its customers and suppliers, retail and financial markets and general economic conditions.

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

Imports and Import Restrictions

      Although the Company has shifted a significant portion of its manufacturing of clothing to United States manufacturers over the last several years, a majority of Chico’s clothing and accessories are still manufactured outside of the United States. As a result, the Company’s business remains subject to the various risks of doing business abroad and to the imposition of United States customs duties. In the ordinary course of its business, the Company may from time to time be subject to claims by the United States Custom Service for tariffs, duties and other charges.

      Imports from Turkey, Hong Kong, China, India, Peru and Thailand currently all receive the preferential tariff treatment that is accorded goods from countries qualifying for normal trade relations status (“NTR”), formerly known as most favored nation status. If the NTR status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of NTR treatment or subject to retaliatory tariffs, it would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in NTR status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries. The NTR status for China had in the past been subject to an annual review, and this annual review had generated considerable debate. In October 2000, then-President Clinton signed legislation designed to eliminate the need for this annual review and establish permanent NTR status between the United States and China, effective if and when China was admitted into the World Trade Organization (“WTO”). In December 2001, China became a member of the WTO and permanent NTR status became effective. Although Chico’s expects NTR status to continue for the countries where its principal vendors are located, the Company cannot predict whether the U.S. government will act to remove NTR status for any of the countries or impose an overall increase in duties on foreign made goods.

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

      As of April 18, 2003, of the countries where the Company’s existing or planned key vendors have manufacturing operations or suppliers, none was a priority foreign country. India was on the priority watch list and Thailand, Peru and Turkey were on the secondary watch list.

      China continues to be monitored under a related provision of the Trade Act of 1974, section 306. The United States Trade Representative will be in a position to impose sanctions if China fails to adequately enforce existing bilateral agreements concerning intellectual property rights.

      Of countries where the Company’s existing or planned key vendors have manufacturing operations, Turkey, India, Peru and Thailand have enjoyed Designated Beneficiary Developing Country (“DBDC”) status under the Generalized System of Preferences (“GSP”), a special status that is granted by the United States to developing nations. DBDC status allows certain products imported from those countries to enter the United States under a reduced rate of duty. In order to maintain that status, the countries are required to meet several criteria. The GSP was renewed in 2002 through December 31, 2006.

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

Advertising and Promotion

      The marketing program for Chico’s currently consists of the following integrated components which are planned at a minimum of 3.5% and a maximum of 4.0% of the Company’s sales for fiscal 2003:

•	The Passport Club (see page 4)

•	Direct mail/catalogs

•	National print and TV advertising

•	Internet and direct phone sales

•	Outreach programs

      Prior to November 1999, Chico’s had not allocated significant resources to mass media advertising other than direct mail. Chico’s has preferred instead to attract customers through its direct mail programs (which began in 1997), word-of-mouth advertising, its general reputation, its Passport Club and the visual appeal of its stores and window presentations of its merchandise. Chico’s sales associates supplement the promotion of the Company and its merchandise often by making personal telephone calls to existing customers informing them about new merchandise. Over the past several years the Company has increased its use of brochures, catalogs and other merchandise image pieces which are mailed to customers and made available at Chico’s stores.

      In November 1999, an integrated marketing program was initiated with store mailers and national print advertising reinforcing each other. The Passport Club database was expanded with inquiries from advertising prospect mailings and signup drives in the stores. The mailers were successful in pushing traffic into the stores and this program has been expanded each year since. Most of the Chico’s Passport customers maintained in the database currently receive an average of one mailer per month. The national print ad and television programs currently focus on magazines and television shows that have produced the best response rates for Chico’s measured by inquiries over the telephone and the Company’s website. A regional and national test of television ads was conducted for the first time during fiscal 2001 with a strong response. The Company increased its television advertising presence in fiscal 2002 and, as a result of perceived response to such advertising, the Company plans to increase its television advertising further in fiscal 2003.

      Internet and telephone sales began on a limited basis in late May of 2000. Chico’s anticipates direct sales (catalog and Internet) of nearly $20 million in fiscal 2003, after experiencing just over $16 million in sales in this area in fiscal 2002. Chico’s web presence and call center also take in thousands of store location and catalog request inquiries per week. Chico’s anticipates approximately 27 million catalogs or mailers, together with national print, television ads, and web presence will be part of a marketing budget that will be at least 3.5% of net sales during fiscal 2003, versus 3.5% of net sales in fiscal 2002, which included approximately 18 million catalogs.

      Pazo does not intend to do any national print or TV advertising in fiscal 2003, but will employ some direct mail pieces, principally to assist in store openings and product awareness.

      Chico’s also places additional emphasis on what it refers to as its “outreach programs.” Chico’s outreach programs include, among other events, fashion shows and wardrobing parties that are organized and hosted by Chico’s store managers and sales associates. As part of these outreach programs, the Company also encourages Chico’s managers and sales associates to become involved in community projects. The Company has found its outreach programs are effective in providing introductions to new customers. The Company believes that these programs are effective marketing vehicles and it has developed programs to help its store level employees use these programs. To that end, the Company hired a Public Relations Coordinator in fiscal 2002 to coordinate fashion shows and events nationally and to obtain more awareness for such events in local newspapers and magazines.

Competition

      The women’s retail apparel business is highly competitive and has become even more competitive in the past several years. The Company’s stores compete with a broad range of national and regional retail chains, including other women’s apparel stores, department stores and specialty stores, as well as local retailers in the areas served by the Company’s stores, all of which sell merchandise generally similar to that offered in its other Company stores. Even discount department stores have begun to carry merchandise which is designed to compete for the consumers that historically have been the Company’s target customer. Although management believes that there is limited direct competition for Chico’s merchandise largely because of the distinctive nature of Chico’s stores and merchandise, the retailers that are believed to most directly compete with Chico’s stores in many of the same local market areas are the mid-to-high end department stores including Nordstrom’s, Dillards, Neiman-Marcus and Saks Fifth Avenue and specialty stores which include The Gap, Talbots, J. Jill, The Limited and Banana Republic, as well as local boutique retailers in the areas served by individual Chico’s stores. The retailers that are believed to most directly compete with Pazo stores are Express, Zara, Bebe, ArdenB, as well as local boutiques and department stores. The number of competitors and the level of competition facing the Company’s stores vary by the specific local market area served by individual Chico’s or Pazo stores.

      The Company believes that the distinctive designs of its clothing and accessories which provide good value, their exclusive availability at its stores, the Company’s emphasis on personalized service and customer assistance, and the locations of its stores are the principal means by which the Company competes. The Company’s performance is impacted by the fact that many of the Company’s competitors are significantly larger and have substantially greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than does the Company. It should also be noted that while the Company believes it also competes effectively for favorable site locations and lease terms, competition is intense for prime locations within upscale shopping districts and high-end malls.

Employees

      As of February 1, 2003, the Company employed just under 4,600 persons, approximately 48% of whom were full-time employees and approximately 52% of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, 88% of the Company’s employees worked in Chico’s stores, Chico’s Outlet stores and in direct field supervision, 3% worked in the distribution center and 9% worked in corporate headquarters and support functions.

      The Company has no collective bargaining agreements covering any of its employees, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company contributes part of the cost of medical, dental and vision coverage for eligible employees and also maintains a 401(k), stock incentive and stock purchase plan. All employees also receive substantial discounts on Company merchandise. The Company considers relations with its employees to be good.

Trademarks and Service Marks

      The Company, through its wholly owned subsidiary, Chico’s Retail Services, Inc., is the owner of certain trademarks and service marks (collectively referred to as “Marks”) and has a number of trademark applications pending. In the United States, the Company owns the following Marks, each of which is registered with the United States Patent and Trademark Office (“USPTO”): CHICO’S, CHICO’S PASSPORT, M.A.P.S., MARKET BY CHICO’S, MOST AMAZING PERSONAL SERVICE, NO TUMMY, and PASSPORT. The trademark CHICO’S, has a term of twenty years (expiring, unless renewed, in 2009). The balance of registrations have a term of ten years (some of which expire, unless renewed, in 2010). Each of the Marks is renewable indefinitely provided that it is still used in commerce at the time of the renewal.

      The Company currently has pending applications to register numerous other Marks with the USPTO including, among others, CLUB CHICO’S, CLUB PAZO, INTIMATE BY CHICO’S, PAZO, SILK CAVIAR, TRANSIT KNIT, and TRAVELERS.

      The Company is the owner in Canada of the registered trademark, CHICO’S, and the Canadian Intellectual Property Office has issued a Notice of Allowance for the trademark TRAVELERS. The Company has pending applications to register numerous other Marks in Canada including, among others, CHICO’S PASSPORT, INTIMATE BY CHICO’S, M.A.P.S., MARKET BY CHICO’S, MOST AMAZING PERSONAL SERVICE, NO TUMMY, PASSPORT, SILK CAVIAR, and TRANSIT KNIT.

      The Company has registered the trademark CHICO’S in Puerto Rico and has trademark applications pending for numerous Marks in: Australia, Bahamas, Brazil, the European Union and Mexico. These various applications have been made in order to protect the Company’s Marks if and when the Company decides to expand its operations outside the United States.

      In the opinion of management, the Company’s rights in the Marks are important to the Company’s business. Accordingly, the Company intends to maintain its Marks and the related registrations and applications. The Company is not aware of any claims of infringement or other challenges to its rights to use any registered Marks in the United States.

Available Information

      The Company’s website is located at www.chicos.com. The Company makes available free of charge through this website all of its Securities and Exchange Commission (“SEC”) filings including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. The Company also maintains various other data on this website, including its recent press releases, institutional slide show presentations, quarterly conference calls and other quarterly financial data, e.g. historical store square footage, monthly sales tables, etc.

ITEM 2.     PROPERTIES

Stores

      The Company’s stores are located throughout the United States, with a significant concentration in California, Florida, Texas and the northeast United States.

      As a matter of policy, the Company prefers to lease its stores and all its stores currently operated by the Company are leased. Lease terms typically range from three to ten years and approximately 49% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. Approximately 73% of the leases have percentage rent clauses which require the payment of additional rent based on the store’s net sales in excess of a certain threshold and approximately 35% have early cancellation clauses if certain sales levels are not met in specific periods.

      The following table, which covers all of the 389 Company-owned stores existing as of April 18, 2003, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

	Leases Expiring Each Year	Leases Expiring Each Year
Fiscal Year Ending	if No Renewals Exercised	if All Renewals Exercised

January 31, 2004	15	10
January 29, 2005	27	13
January 28, 2006	39	10
February 3, 2007 and thereafter	308	356

Distribution Centers and Headquarters

      The Company’s World Headquarters, which is located on approximately 28 acres in Ft. Myers, Florida, was completed and initially opened in September 1994, with an office expansion that opened in January 2001. Another office expansion at the headquarters is planned for 2003 to convert the area that was previously the

Company’s distribution center to office space. The facility currently consists of its previous distribution center, and corporate and administrative headquarters that comprises approximately 147,000 square feet, currently consisting of approximately 75,000 square feet previously used for distribution and approximately 72,000 square feet currently used for administrative offices, call center facilities and design offices (including pattern making, sewing and sampling activities). The portion previously used for the distribution center will be converted to office space and additional call center facilities.

      During fiscal 2002, the Company acquired one acre with a 12,000 square foot office building situated thereon for $.8 million. This property is located adjacent to its headquarters land in Ft. Myers, Florida for use as headquarters and offices for its new Pazo concept. The Company also leases 19,400 square feet of additional space located nearby to its Ft. Myers headquarters facility. This lease is scheduled to expire in March 2004.

      As more fully described in the “Merchandise Distribution” section of this Report, the Company, in March 2002, acquired 52 acres of land in Barrow County, Georgia and the existing distribution center situated thereon. This facility consists of 202,000 square feet of distribution space and 31,000 square feet of office space. With this acquisition, the Company also secured a commitment from the local county to permit the addition of up to another 200,000 square feet of distribution space and 6,000 square feet of office space in the future. The Company paid approximately $7.2 million for the land and buildings and spent $5.5 million to equip, modify and accommodate the move to the new facility.

      The capacity of the Company’s new distribution center, after taking into account the modifications of the facility and commitment from the local county to increase the distribution space should be sufficient, in the opinion of management, to service the Company’s needs for at least five years of future growth. The Company is committed to an ongoing review of its facilities to properly address any other long term distribution needs.

ITEM 3.     LEGAL PROCEEDINGS

      The Company was named as defendant in a suit filed in September 2001 in the Superior Court for the State of California for the County of Orange. This suit, Carmen Davis vs. Chico’s FAS, Inc., was filed by the plaintiff, seeking to represent all other Company assistant store managers, sales associates and hourly employees in California from September 21, 1997 to the present. The Company responded by seeking to dismiss the complaint and strike selected claims in order to either eliminate the litigation or gain greater clarity as to the basis for the plaintiff’s action. In response, the plaintiff filed an amended complaint on February 15, 2002, which differs in a number of material respects from the original complaint. The amended complaint alleged that the Company failed to pay overtime wages and failed to provide rest breaks and meal periods. The action sought “class action” status and sought unspecified monetary damages. Following preliminary settlement discussions, the parties attended a mediation on October 14, 2002, at which the parties reached a settlement on a class-wide basis. The settlement provides for a common fund out of which settlement awards to class members and the costs of the settlement will be paid. The parties prepared a settlement agreement, which was lodged with the Court. The settlement agreement states that the settlement is not an admission of liability and that the Company continues to deny liability for any of plaintiffs’ claims. On April 2, 2003, the Court heard the plaintiff’s motion for preliminary approval of the settlement. The Court granted the motion and ordered that the parties give notice of the settlement to the class members. Once notice is given, class members will have sixty days to file claim forms to participate in the settlement or to file exclusion forms to opt out of the settlement. On September 16, 2003, the Court will hold a settlement fairness hearing for the purpose of determining whether to give final approval to the settlement. If final approval is given, and no appeals challenging the settlement are filed, the Company will pay the settlement sums to class members who have filed valid claims and also will pay amounts owing for attorney’s fees, costs and other expenses of the settlement. The settlement provides for a release of all covered claims by class members who do not opt out of the settlement. The Company does not believe the outcome of this will have a material impact on the Company’s results of operations or financial condition.

      Chico’s is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company’s business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM A.     EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information regarding the Company’s existing executive officers:

		Years With
Name	Age	Company	Positions

Marvin J. Gralnick	68	19	Chief Executive Officer, Chairman of the Board and Director
Helene B. Gralnick	55	19	Senior Vice President-Design and Concept and Director
Charles J. Kleman	52	14	Executive Vice President-Chief Financial Officer, Secretary/Treasurer and Director
Scott A. Edmonds	45	9	President and Chief Operating Officer
Mori C. MacKenzie	52	7	Senior Vice President-Stores
Patricia A. Murphy	59	5	Executive Vice President-Chief Merchandising Officer
James P. Frain	54	3	Senior Vice President-Marketing
Michael J. Kincaid	45	3	Vice President — Finance
Barry I. Shapiro	48	2	Senior Vice President — Pazo
Ajit Patel	49	2	Vice President-Chief Information Officer

      Marvin J. Gralnick, together with his wife, Helene B. Gralnick, founded Chico’s in December 1983. He served the Company as its Chief Executive Officer until he stepped down in September 1993. In connection with the resignation of the then current Chief Executive Officer and President of the Company in November 1994, Mr. Gralnick and Ms. Gralnick returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In February 1995, Mr. Gralnick re-assumed the role of Chief Executive Officer. In March 1997, Mr. Gralnick re-assumed the position of President and served in that position until September 2001, at which time Scott A. Edmonds was promoted to the position of President. In addition, Mr. Gralnick also continues to serve as Chairman of the Board and as a director. Mr. Gralnick also served as President from the Company’s founding until 1990 when he became Chairman of the Board and was given the official title of Chief Executive Officer. Mr. and Ms. Gralnick’s vision and creative talents led the development and evolution of the Company’s philosophy and the design and feel of Chico’s merchandise and Chico’s stores through September 1, 1993 and since November 1994 have again been leading the Company in this regard.

      Helene B. Gralnick, together with her husband, Marvin J. Gralnick, was a co-founder of Chico’s, and has served the Company in various senior executive capacities throughout its history. She was first elected Vice President/Secretary in 1983. Ms. Gralnick was elected as Senior Vice President-Merchandise Concept in 1992. In September 1993, Ms. Gralnick stepped down from all officer positions with the Company. In connection with the November 7, 1994 resignation of the then current Chief Executive Officer and President of the Company, Ms. Gralnick, together with Mr. Gralnick, returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In February 1995, Ms. Gralnick was elected as Senior Vice President-Design and Concept. In addition, she continues to serve as a director of the Company.

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

      Scott A. Edmonds has been employed by Chico’s since September 1993, when he was hired as Operations Manager. In February 1994, he was elected to the position of Vice President-Operations and effective January 1, 1996 he was promoted to the position of Senior Vice President-Operations. In February 2000, Mr. Edmonds was further promoted to Chief Operating Officer and in September 2001, Mr. Edmonds was promoted to President. In addition to his general responsibilities as President, Mr. Edmonds is responsible for oversight of product development and production, marketing, human resources, store development and operations, store leasing and maintenance, franchise operations, and management of the general headquarters activities. Prior to joining Chico’s in 1993 Mr. Edmonds was employed by Ferguson Enterprises, Inc., a plumbing and electrical wholesale company since 1980. His last position with Ferguson was President of the Ft. Myers, FL Division.

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

      Patricia A. Murphy has been with the Company since September 1997, when she was hired as the Senior Merchant. In April 1998, she was promoted to the position of General Merchandise Manager, in June 1999 she was promoted to Vice President-General Merchandise Manager, in August 2000 was promoted to Senior Vice President-General Merchandise Manager, and in February 2003, she was promoted to Executive Vice President-Chief Merchandising Officer. Ms. Murphy is principally responsible for the product development, buying, planning and distribution activities associated with procurement of merchandise. From February 1987 until September 1997, Ms. Murphy was Vice President of Merchandising and Director of Fashion for Doncaster and from October 1985 until February 1987 was Merchandiser and National Sales Manager for Caribou Sportswear. From 1981 until 1985, she held various positions including Divisional Merchandise Manager and Director of Fashion Coordination for Lane Bryant, a division of the Limited.

      James P. Frain has been employed by Chico’s since June 1999, when he was hired as the Company’s Director of Marketing. In April 2000, he was promoted to the position of Vice President-Marketing and in December 2002, he was promoted to Senior Vice President-Marketing. Mr. Frain is principally responsible for the overall and detailed marketing of the Chico’s brand, including the Company’s call center and Internet activities. During 1998 and 1999, Mr. Frain was the Vice President-Marketing and Creative for Current, Inc. and, during 1997 and 1998, he was Vice President-Operations and Marketing for A.H. Riise. From 1994 to 1996 Mr. Frain was Vice President-Marketing for Easyriders and from 1993 to 1994 he was Vice President-Marketing for NBO. Mr. Frain has held various marketing positions prior to 1994 at Alfred Dunhill, Gucci, Laura Ashley, Conran’s and Paragon Sporting Goods.

      Michael J. Kincaid has been with the Company since August 1999 when he was hired as Controller, Director of Finance. In October 2001, he was promoted to Vice President-Finance. From 1991 to 1999, Mr. Kincaid was employed by Tractor Supply Company, most recently as Vice President-Controller, Treasurer and Secretary. From 1981 to 1991, he held various management and accounting positions with Cole National Corporation, Revco D.S., Inc. and Price Waterhouse.

      Barry I. Shapiro joined the Company in February 2001, as its Vice President-Outlet Strategies. In August 2002, he was promoted to Senior Vice President-Pazo. From 1997 to 2001, Mr. Shapiro was employed by Off

Fifth Saks-Fifth Avenue Outlet as Senior Vice President-Stores and Operations. From 1990 to 1997, he held various positions with Ann Taylor Stores Corporation including Executive Vice President of Ann Taylor Loft and several other Senior Vice President positions with Ann Taylor. From 1989 to 1990, Mr. Shapiro was Store Manager-Operations with Abraham and Strauss Department Stores, and from 1978 to 1989, Mr. Shapiro held various positions with Lord and Taylor Department Stores and with Macy’s.

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

      On April 11, 2001, the Company’s Common Stock began trading on the New York Stock Exchange under the new symbol “CHS”. The Company’s Common Stock had previously been traded on the Nasdaq National Market System under the symbol “CHCS”. The high and low prices per share, as adjusted for the stock splits payable in May 2001, January 2002 and July 2002 of the Company’s Common Stock for each quarterly period for the last two years are set forth in the Company’s 2002 Annual Report to Stockholders and are incorporated herein by reference. On April 18, 2003 the last reported sale price of the Common Stock on the NYSE was $21.85 per share.

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

      The approximate number of equity security holders of the Company is as follows:

Number of Record Holders
Title of Class	as of April 18, 2003

Common Stock, par value $.01 per share	1,080

ITEM 6.     SELECTED FINANCIAL DATA

      Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced elsewhere and incorporated in this Annual Report on Form 10-K.

	Fiscal Year Ended

	February 1,	February 2,	February 3,	January 29,	January 30,
	2003	2002	2001	2000	1999
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

	(In thousands, except per share and selected operating data)
Operating Statement Data:
Net sales by company stores	$508,492	$362,443	$252,168	$152,474	$104,981
Net sales by catalog and Internet	16,070	10,203	2,656	—	—
Net sales to franchisees(1)	6,546	5,439	4,622	2,528	1,761

Net sales	531,108	378,085	259,446	155,002	106,742
Cost of goods sold(2)	209,770	153,937	108,671	64,950	44,197

Gross profit	321,338	224,148	150,775	90,052	62,545
General, administrative and store operating expenses	199,495	146,611	99,757	62,133	45,316
Depreciation and amortization	15,050	10,001	5,655	3,113	2,095

Income from operations	106,793	67,536	45,363	24,806	15,134
Interest income (expense), net	883	507	409	177	(151)

Income before taxes	107,676	68,043	45,772	24,983	14,983
Provision for income taxes	40,917	25,856	17,393	9,494	5,844

Net income	$66,759	$42,187	$28,379	$15,489	$9,139

Basic net income per share(3)	$0.80	$0.52	$0.36	$0.20	$0.13

Diluted net income per share(3)	$0.78	$0.50	$0.35	$0.19	$0.12

Weighted average shares outstanding-diluted(3)	83,309	83,778	81,665	79,565	76,770

Selected Operating Data:
Company stores at period end(4)	366	300	239	191	154
Franchise stores at period end(4)	12	11	11	9	8

Total stores at period end(4)	378	311	250	200	162

Average net sales per company store (in thousands)(5)	$1,556	$1,385	$1,200	$904	$745
Average net sales per net selling square foot at company stores(5)	$849	$815	$809	$675	$574
Percentage increase in comparable company store net sales	13.5%	17.1%	34.3%	23.3%	30.3%
Balance Sheet Data (at year end):
Total assets	$301,544	$186,385	$117,807	$70,316	$49,000
Long-term debt	—	5,022	5,150	5,222	5,294
Other noncurrent liabilities	6,551	2,922	2,008	1,617	1,419
Stockholders’ equity	240,133	143,495	85,321	52,641	34,303
Working capital	$105,570	$58,045	$25,459	$26,389	$19,852

(1)	Includes franchisee fees of under $10,000 in certain fiscal years.

(2)	Cost of goods sold includes distribution and design costs, but does not include occupancy cost.

(3)	Restated to give retroactive effect for the 2 for 1 stock split in July 2002, for the 3 for 2 stock splits payable in May 2001 and January 2002 and for the 2 for 1 stock split payable in January 2000.

(4)	For information concerning stores opened, acquired, sold and closed, see “Business–Store Locations.”

(5)	Average net sales per company store and average net sales per net selling square foot at company stores are based on net sales of stores that have been operated by the Company for the full year. For the year ended February 3, 2001, average net sales per company store and average net sales per selling square foot at company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      A discussion and analysis of the financial condition and results of operations for the specified fiscal periods through February 1, 2003 is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this Item is set forth under the heading “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in the Company’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary financial information is set forth under the heading “Financial Statements” in the financial information portion of the Company’s 2002 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 1, 2002, the Company announced that the Board of Directors, acting upon the recommendation of its Audit Committee, ended the engagement of Arthur Andersen LLP as the Company’s independent certified public accountants and retained Ernst & Young LLP to serve as its independent certified public accountants for the fiscal year ended February 1, 2003. For more information, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 1, 2002.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information about directors and nominees for director of the Company in the Company’s 2003 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A. of Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

      Information about executive compensation in the Company’s 2003 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is included in the Company’s 2003 Annual Meeting proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

      The following table shows information concerning the Company’s equity compensation plans as of the end of the fiscal year ended February 1, 2003.

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan category	rights	warrants and rights($)	reflected in column(a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(3)	4,777,600	$9.07	4,342,840
Equity compensation plans not approved by security holders(2)(3)	234,000	2.32	-0-

Total(3)	5,011,600	$8.75	4,342,840

(1)	Includes shares authorized for issuance under the Company’s 1992 Stock Option Plan, 1993 Stock Option Plan, 2002 Omnibus Stock and Incentive Plan, 2002 Employee Stock Purchase Plan, and Non-Employee Directors’ Stock Option Plan.

(2)	Includes shares authorized for issuance under the Company’s Non-Employee Directors’ Stock Option Program.

(3)	All share amounts are adjusted to reflect the Company’s stock splits.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is included in the Company’s 2003 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	CONTROLS AND PROCEDURES

      Within the 90 days prior to the date of this Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s President, the Company’s Executive Vice President-Chief Financial Officer, and its Vice President-Finance of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s President, the Company’s Executive Vice President-Chief Financial Officer, and its Vice President-Finance concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

ITEM 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item is included in the Company’s 2003 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 16.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following financial statements of Chico’s FAS, Inc., and reports of independent certified public accountants are incorporated herein by reference to the Company’s 2002 Annual Report to Stockholders, as noted on page 24 of this document:

Report of Ernst & Young LLP, independent certified public accountants

Copy of the report dated March 4, 2002, previously issued by Arthur Andersen LLP, independent certified public accountants

Consolidated Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002

Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002, and February 3, 2001

Notes to Consolidated Financial Statements

(2)	The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes there to.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

3.1*	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-44678), as filed with the Commission on August 28, 2000)
3.2*	Articles of Amendment of the Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
3.3*	Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 3, 2002, as filed with the Commission on August 28, 2002)
3.4*	Amended and Restated By-laws (Filed as Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
4.1*	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-44678), as filed with the Commission on August 28, 2000)
4.2*	Articles of Amendment of the Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
4.3*	Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 3, 2002, as filed with the Commission on August 28, 2002)
4.4*	Amended and Restated By-laws (Filed as Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
4.5*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on May 31, 2001)

10.1*	Employment Agreement between the Company and Marvin J. Gralnick, effective as of February 7, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
10.2*	Amendment No. 1 to Employment Agreement between the Company and Marvin J. Gralnick, effective as of September 26, 2001 (Filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.3*	Employment Agreement for Helene B. Gralnick, effective as of February 7, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
10.4*	Amendment No. 1 to Employment Agreement between the Company and Helene B. Gralnick, effective as of September 26, 2001 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.5*	Employment Agreement for Charles J. Kleman (Filed as Exhibit 10.6.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
10.6*	Amendment No. 1 to Employment Agreement between the Company and Charles J. Kleman, effective as of August 21, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.7*	Employment Agreement for Scott A. Edmonds (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)
10.8*	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of August 21, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.9*	Employment Agreement for Mori C. MacKenzie (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)
10.10*	Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.11*	Employment Agreement between the Company and James P. Frain effective as of April 14, 2000 (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.12*	Amendment No. 1 to Employment Agreement between the Company and James P. Frain effective as of February 13, 2001 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 3, 2001, as filed with the Commission on December 5, 2001)
10.13*	Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.14*	Amendment No. 1 to Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended February 3, 2001, as filed with the Commission on April 30, 2001)
10.15*	Employment Agreement between the Company and Tedford G. Marlow, dated August 28, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
10.16*	Separation and Release Agreement between the Company and Tedford G. Marlow, dated June 15, 2001 (Filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended February 1, 2002, as filed with the Commission on April 24, 2002)
10.17*	1992 Stock Option Plan (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-58134), as filed with the Commission on February 10, 1993, as amended)
10.18*	First Amendment to 1992 Stock Option Plan (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10.19*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

10.20*	First Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10.21*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 1, 2002, as filed with the Commission on April 24, 2002)
10.22*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 1, 2002, as filed with the Commission on April 24, 2002)
10.23*	1993 Employee Stock Purchase Plan (Filed as Exhibit 10.8 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
10.24*	1993 Employee Stock Purchase Plan, as amended and restated October 9, 1998 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10.25*	Third Amendment to Chico’s FAS, Inc. 1993 Employee Stock Purchase Plan (Filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10.26*	Fourth Amendment to Chico’s FAS, Inc. 1993 Employee Stock Purchase Plan (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10.27*	Fifth Amendment to Chico’s FAS, Inc. Employee Stock Purchase Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on May 31, 2001)
10.28*	2002 Employee Stock Purchase Plan (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended February 1, 2002, as filed with the Commission on April 24, 2002)
10.29*	Indemnification Agreement with Marvin J. Gralnick (Filed as Exhibit 10.9.1 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.30*	Indemnification Agreement with Helene B. Gralnick (Filed as Exhibit 10.9.2 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.31*	Indemnification Agreement with Charles J. Kleman (Filed as Exhibit 10.9.5 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.32*	Indemnification Agreement with Verna K. Gibson (Filed as Exhibit 10.9.6 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.33*	Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)
10.34*	Indemnification Agreement with John W. Burden (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
10.35*	Indemnification Agreement with Ross E. Roeder (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
10.36*	Sample Form of Franchise Agreement (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)
10.37*	Sample Form of Territory Development Agreement (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)
10.38*	Sample Form of Purchase Agreement (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-I (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)
10.39*	Revolving Credit and Term Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of May 12, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)

10.40*	First Amendment to Revolving Credit and Term Loan Agreement by and between Bank of America, N.A., the Company and the subsidiaries of the Company dated as of January 15, 2002 (Filed as Exhibit 10.40 to the Company’s Form 10-K for the year ended February 1, 2002, as filed with the Commission on April 24, 2002)
10.41*	Restated Revolving Credit and Term Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of September 24, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 2, 2002, as filed with the Commission on December 3, 2002)
10.42*	Loan Agreement dated January 4, 1996 by and between Chico’s FAS, Inc. and Founders National Trust Bank (Filed as Exhibit 10.58 to the Company’s Form 10-K for the year ended December 31, 1995, as filed with the Commission on April 1, 1996)
10.43*	Amendment to Loan Agreement dated December 8, 1998, by and between Chico’s FAS, Inc. and NationsBank (South), N.A. (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10.44*	Amendment and Restatement of the Chico’s FAS, Inc. Profit Sharing Plan (Filed as Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 3, 1994, as filed with the Commission on May 9, 1994)
10.45*	Nonemployee Director’s Stock Option Agreement by and between Chico’s FAS, Inc., and Verna K. Gibson (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-70620), as filed with the Commission on October 21, 1993, as amended)
10.46*	Form of Nonemployee Director’s Stock Option Agreement by and between Chico’s FAS, Inc. and Verna K. Gibson (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 1, 1995, as filed with the Commission on April 1, 1995)
10.47*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and Ross E. Roeder dated June 9, 1998 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 1, 1998, as filed with the Commission on September 2, 1998)
10.48*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and Ross E. Roeder dated effective May 15, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on May 31, 2001)
10.49*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and Verna K. Gibson dated June 9, 1998 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 1, 1998, as filed with the Commission on September 2, 1998)
10.50*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and Verna K. Gibson dated effective May 15, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on May 31, 2001)
10.51*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and John W. Burden dated effective May 15, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on May 31, 2001)
10.52*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10.53*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10.54*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.55*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.55*	Restated Revolving Credit and Term Loan Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the Quarter ended November 1, 2002, as filed with the Commission on December 3, 2002)
13	Annual Report to Stockholders

16.1*	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated July 1, 2002 regarding change in independent auditor (Filed as Exhibit 16.1 to the Company’s Form 8-K as filed with the Commission on July 1, 2002)
21	Subsidiaries of Company
23.1	Consent of Ernst & Young LLP
99.1	Written Statement of Chief Executive Officer
99.2	Written Statement of Chief Financial Officer

(b)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO’S FAS, INC.

By:	/s/ MARVIN J. GRALNICK

Marvin J. Gralnick,
Chief Executive Officer

Date: April 28, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARVIN J. GRALNICK Marvin J. Gralnick	Chief Executive Officer, Director (principal executive officer)	April 28, 2003

/s/ CHARLES J. KLEMAN Charles J. Kleman	Chief Financial Officer, Director (principal financial and accounting officer)	April 28, 2003

/s/ HELENE B. GRALNICK Helene B. Gralnick	Senior Vice President — Design and Concept and Director	April 28, 2003

/s/ VERNA K. GIBSON Verna K. Gibson	Director	April 28, 2003

/s/ JOHN W. BURDEN, III John W. Burden, III	Director	April 28, 2003

/s/ ROSS E. ROEDER Ross E. Roeder	Director	April 28, 2003

CERTIFICATIONS

I, Marvin J. Gralnick, certify that:

      1. I have reviewed this annual report on Form 10-K of Chico’s FAS, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/MARVIN J. GRALNICK

Marvin J. Gralnick
Chief Executive Officer

April 28, 2003

I, Charles J. Kleman, certify that:

      1. I have reviewed this annual report on Form 10-K of Chico’s FAS, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

/s/CHARLES J. KLEMAN

Charles J. Kleman
Chief Financial Officer

April 28, 2003