Form 10-Q
period 2003-05-03
CHICOS FAS INC
filed 2003-05-29
CIK 897429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:	Commission File Number:
May 3, 2003	0-21258

CHICO’S FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At May 26, 2003, there were 85,748,924 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	May 3,	February 1,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$21,060,273	$8,753,089
Marketable securities, at market	101,022,643	91,195,175
Receivables	3,420,615	2,226,068
Inventories	44,665,457	44,907,504
Prepaid expenses	6,760,022	6,222,526
Deferred taxes	7,980,000	7,125,000

Total Current Assets	184,909,010	160,429,362

Property and Equipment:
Land and land improvements	5,282,677	5,166,394
Building and building improvements	20,376,548	19,667,654
Equipment, furniture and fixtures	79,225,729	71,769,250
Leasehold improvements	86,243,043	78,792,080

Total Property and Equipment	191,127,997	175,395,378
Less accumulated depreciation and amortization	(40,657,365)	(36,686,235)

Property and Equipment, Net	150,470,632	138,709,143

Other Assets:
Deferred taxes	603,000	92,000
Other assets	3,273,999	2,313,242

Total Other Assets	3,876,999	2,405,242

	$339,256,641	$301,543,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,932,355	$28,488,471
Accrued liabilities	22,919,011	24,803,448
Accrued income taxes	13,855,451	1,396,633
Current portion of deferred liabilities	176,255	171,217

Total Current Liabilities	62,883,072	54,859,769

Noncurrent Liabilities:
Deferred liabilities	7,874,756	6,550,856

Total Noncurrent Liabilities	7,874,756	6,550,856

Stockholders’ Equity:
Common stock	857,489	852,823
Additional paid-in capital	69,030,749	63,985,702
Retained earnings	198,476,607	175,109,145
Accumulated other comprehensive income	133,968	185,452

Total Stockholders’ Equity	268,498,813	240,133,122

	$339,256,641	$301,543,747

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Thirteen Weeks Ended

	May 3, 2003		May 4, 2002

	Amount	% of Sales	Amount	% of Sales

Net Sales by Company stores	$161,440,522	95.5	$125,264,126	96.0
Net Sales by catalog & Internet	5,682,730	3.4	3,581,926	2.8
Net Sales to Franchisees	1,861,345	1.1	1,607,589	1.2

Net sales	168,984,597	100.0	130,453,641	100.0
Cost of goods sold	64,689,213	38.3	48,989,591	37.6

Gross profit	104,295,384	61.7	81,464,050	62.4
General, administrative and store operating expenses	62,284,362	36.9	46,409,208	35.6
Depreciation and amortization	4,624,870	2.7	3,308,276	2.5

Income from operations	37,386,152	22.1	31,746,566	24.3
Interest income, net	303,310	0.2	153,717	0.1

Income before taxes	37,689,462	22.3	31,900,283	24.4
Income tax provision	14,322,000	8.5	12,123,000	9.2

Net income	$23,367,462	13.8	$19,777,283	15.2

Per share data:
Net income per share–basic (1)	$0.27		$0.24

Net income per share–diluted(1)	$0.27		$0.23

Weighted average shares outstanding–basic(1)	85,512,752		81,885,902

Weighted average shares outstanding–diluted(1)	87,183,112		85,321,810

See Accompanying Notes.

(1)	Prior year amounts restated to give effect to the 2 for 1 stock split in July 2002.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,367,462	$19,777,283

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, cost of goods sold	343,014	179,195
Depreciation and amortization, other	4,624,870	3,308,276
Deferred tax assets	(1,366,000)	(1,114,000)
Tax benefit of options exercised	2,233,000	2,323,000
Deferred rent expense, net	446,343	330,429
Loss from disposal of property and equipment	258,335	591,933
Net change in:
Receivables	(1,194,547)	(647,931)
Inventories	242,047	(7,341,633)
Prepaid expenses and other, net	(633,321)	(348,136)
Accounts payable	(2,556,116)	5,570,103
Accrued liabilities	(1,879,399)	(196,666)
Accrued income taxes	12,458,818	10,850,297

Total adjustments	12,977,044	13,504,867

Net cash provided by operating activities	36,344,506	33,282,150

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net	(9,878,952)	(11,855,577)
Purchases of property and equipment	(16,975,083)	(19,484,687)

Net cash used in investing activities	(26,854,035)	(31,340,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,816,713	2,318,081
Principal payments on debt	—	(33,250)

Net cash provided by financing activities	2,816,713	2,284,831

Net increase in cash and cash equivalents	12,307,184	4,226,717
CASH AND CASH EQUIVALENTS – Beginning of Period	8,753,089	13,376,864

CASH AND CASH EQUIVALENTS – End of Period	$21,060,273	$17,603,581

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 3, 2003
(Unaudited)

ITEM 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, “Chico’s” or the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 1, 2003, included in the Company’s Annual Report on Form 10-K filed on April 28, 2003. The February 1, 2003 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.

Operating results for the thirteen weeks ended May 3, 2003 are not necessarily indicative of the results that may be expected for the entire year. All per share data for the prior year has been restated to reflect the two-for-one stock split in July 2002.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2. Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition to the fair value method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 3, 2003
(Unaudited)

Note 2. Stock-Based Compensation (continued)

The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any, in accordance with APB 25. No stock-based employee or director compensation cost for stock options is reflected in net income, as all options granted during the period have exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation.

	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

Net income, as reported	$23,367,462	$19,777,283
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	$2,029,376	$1,647,185

Net income, pro forma	$21,338,086	$18,130,098

Net income per common share:
Basic – as reported	$0.27	$0.24
Basic – pro forma	$0.25	$0.22
Diluted – as reported	$0.27	$0.23
Diluted – pro forma	$0.24	$0.21

Note 3. Net Income Per Share

Basic EPS is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

	Thirteen Weeks Ended

	May 3, 2003	May 4, 2002

Basic weighted average outstanding shares	85,512,752	81,885,902
Dilutive effect of options outstanding	1,670,360	3,435,908

Diluted weighted average shares outstanding	87,183,112	85,321,810

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Results of Operations – Thirteen Weeks Ended May 3, 2003 Compared to the Thirteen Weeks Ended May 4, 2002.

Net Sales. Net sales by Company-owned stores for the thirteen weeks ended May 3, 2003 (the current period) increased by $36.2 million, or 28.9% over net sales by Company-owned stores for the comparable thirteen weeks ended May 4, 2002 (the prior period). The increase was the result of a comparable Company store net sales increase of $9.7 million and $26.5 million additional sales from the new stores not yet included in the Company’s comparable store base.

Net sales by catalog and Internet for the current period increased by $2.1 million, or 58.7% compared to net sales by catalog and Internet for the prior period. The increase was believed to be principally attributable to the increased page count and number of catalog mailings and additional television spots in the current period versus the prior period.

Net sales to franchisees for the current period increased by approximately $254,000, or 15.8%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to the opening of a new franchise location by an existing franchisee.

Gross Profit. Gross profit for the current period was $104.3 million, or 61.7% of net sales, compared with $81.5 million, or 62.4% of net sales, for the prior period. The decrease in the gross profit percentage resulted primarily from increased markdowns in the current period as a percent of net sales in the Company’s front-line division. The Company believes this increase in markdown rate was caused by unusually low markdowns in the prior period, and the Company does not believe the increase in the markdown rate in the current period is necessarily indicative of the markdown rate that is expected in future periods. However, markdown rates are the result of many factors, including among other matters general economic conditions and customer acceptance of the Company’s new merchandise. Although the gross margins experienced thus far at the new Pazo division have been lower than the Chico’s division, there has been little impact on overall gross margins because of the relatively small sales volume experienced in the startup months of Pazo.

General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $62.3 million, or 36.9% of net sales, in the current period from $46.4 million, or 35.6% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses. The increase in these expenses as a percentage of net sales was principally due to increased Company store expenses as a percent of sales in the current period versus the prior period due to cost reductions put in place in the prior year related to the events of September 11th, additional expenses as a percentage of sales incurred in the current period from the Company’s new Pazo division and a planned increase in direct marketing expenses as a percentage of net sales to 4.9% in the current period from 4.3% in the prior period. As indicated in the Company’s Form 10-K, the Company plans to maintain an overall annual direct marketing budget of between 3.5% and 4.0% of its net sales.

Depreciation and Amortization. Depreciation and amortization increased to $4.6 million, or 2.7% of net sales in the current period from $3.3 million, or 2.5% of net sales, in the prior period. The increase in depreciation and amortization was principally due to capital expenditures related to new, remodeled and expanded stores.

Interest Income, Net. The Company had net interest income during the current period of approximately $303,000 versus approximately $154,000 in the prior period. The increase in net interest income was primarily a result of the Company’s increased cash and marketable securities position.

Net Income. As a result of the factors discussed above, net income reflects an increase of 18.2% to $23.4 million in the current period from net income of $19.8 million in the prior period. The income tax provision represented an effective rate of approximately 38% for the current and prior period.

Comparable Company Store Net Sales

Comparable Company store net sales increased by 7.8% in the current period when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months, including stores that have been expanded or relocated within the same general market area (approximately five miles). The comparable store percentages reported above include 27 stores that were expanded within the last twelve months from the beginning of the prior period by an average of 839 net selling square feet. If the stores that were expanded had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 6.1% for the current period. The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers.

The Company believes that the increase in comparable Company store net sales in the current period resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying and marketing departments on Chico’s target customer. The Company also believes that the look, fit and pricing policy of the Company’s products were in line with the needs of the Company’s target customer, and that the increase in comparable store sales was also fueled by a coordinated marketing plan, which includes increased national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, including an increased page count in each catalog, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper club (the “Passport Club”). To a lesser degree, the Company believes the increase was due to continued store-level training efforts associated with ongoing training programs.

Liquidity and Capital Resources

The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and merchandise inventories. Also, during fiscal 2003, the Company has experienced, and will continue to experience, the need for capital to address the conversion of the Company’s former distribution center into office space and the acquisition and installation of new software packages (see the Company’s Form 10-K for the fiscal year ended February 1, 2003 for more details).

During the first three months of the current fiscal year (fiscal 2003) and the first three months of the prior fiscal year (fiscal 2002), the Company’s primary source of working capital was cash flow from operations of $36.3 million and $33.3 million, respectively. The increase in cash flow from operations of $3.1 million was primarily due to an increase in net income of $3.6 million, a decrease in inventories of $0.2 million in the current period versus an increase of $7.3 million in the prior period, an increase in accrued income taxes of $12.5 million in the current period versus an increase of $10.9 million in the prior period, and an increase in depreciation of $1.5 million over depreciation in the prior period. These increases were offset by an increase in receivables of $1.2 million in the current period versus an increase of $0.6 million in the prior period, a decrease in accounts payable in the current period of $2.6 million versus an increase of $5.6 million in the prior period, a decrease in accrued liabilities of $1.9 million in the current period versus a decrease of $0.2 million in the prior period, and an increase in deferred tax assets of $1.4 million in the current period versus an increase of $1.1 million in the prior period.

The Company invested $17.0 million in the current period in capital expenditures primarily related to the planning and opening of new, relocated, remodeled and expanded Company stores, including its initial 10 Pazo stores ($14.0 million), the acquisition and initial installation costs associated with new software packages ($1.5 million), and other miscellaneous capital expenditures including the conversion of the old distribution center into office space ($1.5 million). During the same period in the prior fiscal year, the Company invested $19.5 million for capital expenditures primarily associated with the acquisition and initial costs of equipping the new distribution center in Georgia ($8.8 million), the acquisition and initial installation costs associated with new software packages ($1.9 million) and with the planning and opening of new, relocated, remodeled and expanded Company stores.

During the first three months of the current fiscal year, six of the Company’s twenty officers and its three independent directors exercised an aggregate of 391,506 stock options at per share exercise prices ranging from $0.9307 to $10.80 and several employees and former employees exercised an aggregate of 44,757 options at prices ranging from $0.361 to $14.61. Also, during this period, the Company sold 30,340 shares of common stock during the March offering period under its employee stock purchase plan at a price of $15.36. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $2.8 million.

The Company invested $9.9 million, net, in marketable securities. In the prior year, the Company invested $11.9 million in marketable securities and repaid $33,000 in existing debt.

As more fully described in “Item 1” beginning on page 14 of the Company’s Form 10-K for the fiscal year ended February 1, 2003, the Company is subject to ongoing risks associated with imports. The Company’s reliance on sourcing from foreign countries causes the Company to be exposed to certain unique business and political risks. Import restrictions, including tariffs and quotas, and changes in such tariffs or quotas could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and have an adverse effect on the Company’s business, financial condition and/or results of operations. The Company’s merchandise flow could also be adversely affected by political instability in any of the countries in which its goods are manufactured, by significant fluctuations in the value of the U.S. dollar against applicable foreign currencies and by restrictions on the transfer of funds.

The Company plans to open a minimum of approximately 70-75 net Company-owned new stores in fiscal 2003, of which 31 were open as of May 26, 2003. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program, conversion of the former distribution center, continued installation of new software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its strong existing cash and marketable securities balances. The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

Seasonality and Inflation

Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

Certain Factors That May Affect Future Results

This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance. The statements may address items such as future sales, gross profit expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information.

These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of Chico’s styles, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of the Pazo store concept, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to transition the Company’s distribution operations to the newly acquired facility in Georgia and to effectively and efficiently integrate and operate the newly acquired facility, risks associated with terrorist activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries and other similar factors.

The forward-looking statements included herein are only made as of the date of this Quarterly Report of Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matter described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 3, 2003, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of May 3, 2003 has not significantly changed since February 1, 2003. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of May 3, 2003, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was named as defendant in a suit filed in September 2001 in the Superior Court for the State of California for the County of Orange. This suit, Carmen Davis vs. Chico’s FAS, Inc., was filed by the plaintiff, seeking to represent all other Company assistant store managers, sales associates and hourly employees in California from September 21, 1997 to the present. The Company responded by seeking to dismiss the complaint and strike selected claims in order to either eliminate the litigation or gain greater clarity as to the basis for the plaintiff’s action. In response, the plaintiff filed an amended complaint on February 15, 2002, which differs in a number of material respects from the original complaint. The amended complaint alleged that the Company failed to pay overtime wages and failed to provide rest breaks and meal periods. The action sought “class action” status and sought unspecified monetary damages. Following preliminary settlement discussions, the parties attended a mediation on October 14, 2002, at which the parties reached a settlement on a class-wide basis. The settlement provides for a common fund out of which settlement awards to class members and the costs of the settlement will be paid. The parties prepared a settlement agreement, which was lodged with the Court. The settlement agreement states that the settlement is not an admission of liability and that the Company continues to deny liability for any of plaintiff’s claims. Subsequent to year end, the Court heard the plaintiff’s motion for preliminary approval of the settlement. The Court granted the motion and ordered that the parties give notice of the settlement to the class members. Once notice is given, class members will have sixty days to file claim forms to participate in the settlement or to file exclusion forms to opt out of the settlement. On September 16, 2003, the Court will hold a settlement fairness hearing for the purpose of determining whether to give final approval to the settlement. If final approval is given, and no appeals challenging the settlement are filed, the Company will pay the settlement sums to class members who have filed valid claims and also will pay amounts owing for attorney’s fees, costs and other expenses of the settlement. The settlement provides for a release of all covered claims by class members who do not opt out of the settlement. The Company does not believe the outcome of this will have a material impact on the Company’s results of operations or financial condition.

Chico’s has learned that a former employee filed a lawsuit in Superior Court in California alleging that, in violation of California law, the Company has in place a mandatory uniform policy that requires its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. Chico’s has not yet been served with this lawsuit. However, Chico’s understands that the former employee purports to represent a class of employees who have allegedly been injured by such policy. No such mandatory uniform policy exists at Chico’s. Chico’s encourages but does not require its employees to wear Chico’s clothing. Although many associates choose to wear Chico’s clothing at work, others do not. Thus, Chico’s believes that the lawsuit is without merit and, if the former employee elects to proceed with such action, Chico’s intends to vigorously defend against these baseless allegations.

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

During the quarter ended May 3, 2003, the Company filed a current report on Form 8-K dated April 10, 2003 to report the issuance of a press release commenting on the First Quarter Earnings outlook.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	May 29, 2003	By:	/s/ Marvin J. Gralnick Marvin J. Gralnick Chief Executive Officer (Principal Executive Officer)

Date:	May 29, 2003	By:	/s/ Charles J. Kleman Charles J. Kleman

Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, Marvin J. Gralnick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Chico’s FAS, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

DATE: May 29, 2003

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

DATE: May 29, 2003

/s/ Charles J. Kleman Name: Charles J. Kleman
Title: Chief Financial Officer