Form 10-Q
period 2003-08-02
CHICOS FAS INC
filed 2003-08-27
CIK 897429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:	Commission File Number:
August 2, 2003	0-21258

CHICO’S FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)

11215 Metro Parkway, Fort Myers, Florida 33912

(Address of principal executive offices)

239-277-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

At August 22, 2003, there were 86,399,738 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	August 2,	February 1,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$11,241,131	$8,753,089
Marketable securities, at market	130,160,523	91,195,175
Receivables	3,672,923	2,226,068
Inventories	49,404,055	44,907,504
Prepaid expenses	6,889,313	6,222,526
Deferred taxes	7,830,000	7,125,000

Total Current Assets	209,197,945	160,429,362

Property and Equipment:
Land and land improvements	5,308,840	5,166,394
Building and building improvements	22,147,849	19,667,654
Equipment, furniture and fixtures	83,690,157	71,769,250
Leasehold improvements	88,866,616	78,792,080

Total Property and Equipment	200,013,462	175,395,378
Less accumulated depreciation and amortization	(45,740,685)	(36,686,235)

Property and Equipment, Net	154,272,777	138,709,143

Other Assets:
Deferred taxes	1,031,000	92,000
Other assets	4,368,804	2,313,242

Total Other Assets	5,399,804	2,405,242

	$368,870,526	$301,543,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,129,044	$28,488,471
Accrued liabilities	29,186,860	26,200,081
Current portion of deferred liabilities	191,866	171,217

Total Current Liabilities	60,507,770	54,859,769

Noncurrent Liabilities:
Deferred liabilities	8,675,811	6,550,856

Total Noncurrent Liabilities	8,675,811	6,550,856

Stockholders’ Equity:
Common stock	863,981	852,823
Additional paid-in capital	75,786,661	63,985,702
Retained earnings	222,943,105	175,109,145
Accumulated other comprehensive income	93,198	185,452

Total Stockholders’ Equity	299,686,945	240,133,122

	$368,870,526	$301,543,747

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended

	August 2, 2003		August 3, 2002		August 2, 2003		August 3, 2002

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net Sales by Company stores	$328,309,949	95.9	$245,392,042	96.0	$166,869,427	96.2	$120,127,916	96.0
Net Sales by catalog & Internet	10,505,541	3.1	7,057,037	2.8	4,822,811	2.8	3,475,111	2.8
Net Sales to Franchisees	3,605,583	1.0	3,072,685	1.2	1,744,238	1.0	1,465,096	1.2

Net sales	342,421,073	100.0	255,521,764	100.0	173,436,476	100.0	125,068,123	100.0
Cost of goods sold	130,522,979	38.1	98,579,159	38.6	65,833,766	38.0	49,589,568	39.7

Gross profit	211,898,094	61.9	156,942,605	61.4	107,602,710	62.0	75,478,555	60.3
General, administrative and store operating expenses	125,694,379	36.7	92,150,318	36.1	63,410,017	36.5	45,741,110	36.6
Depreciation and amortization	9,602,132	2.8	6,851,997	2.6	4,977,262	2.9	3,543,721	2.8

Income from operations	76,601,583	22.4	57,940,290	22.7	39,215,431	22.6	26,193,724	20.9
Interest income, net	549,377	0.1	393,281	0.1	246,067	0.1	239,564	0.2

Income before taxes	77,150,960	22.5	58,333,571	22.8	39,461,498	22.7	26,433,288	21.1
Income tax provision	29,317,000	8.5	22,168,000	8.6	14,995,000	8.6	10,045,000	8.0

Net income	$47,833,960	14.0	$36,165,571	14.2	$24,466,498	14.1	$16,388,288	13.1

Per share data:
Net income per common share–basic	$0.56		$0.44		$0.28		$0.20

Net income per common and common equivalent share–diluted	$0.55		$0.42		$0.28		$0.19

Weighted average common shares outstanding–basic	85,741,005		82,177,172		85,969,259		82,468,442

Weighted average common and common equivalent shares outstanding–diluted	87,404,734		85,503,271		87,617,718		85,682,017

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Twenty-Six Weeks Ended

	August 2, 2003	August 3, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,833,960	$36,165,571

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, cost of goods sold	702,298	360,927
Depreciation and amortization, other	9,602,132	6,851,997
Deferred tax assets	(1,644,000)	(2,012,000)
Tax benefit of options exercised	7,020,000	7,873,000
Deferred rent expense, net	884,580	685,678
Loss from disposal of property and equipment	518,648	799,853
Net change in:
Receivables	(1,446,855)	(691,055)
Inventories	(4,496,551)	(11,154,229)
Prepaid expenses and other, net	(1,496,286)	(1,059,290)
Accounts payable	2,640,573	5,727,111
Accrued liabilities	3,007,428	1,654,503

Total adjustments	15,291,967	9,036,495

Net cash provided by operating activities	63,125,927	45,202,066

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net	(39,057,602)	(19,970,773)
Purchases of property and equipment	(26,372,400)	(34,136,096)

Net cash used in investing activities	(65,430,002)	(54,106,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,792,117	3,699,874
Principal payments on debt	—	(66,501)

Net cash provided by financing activities	4,792,117	3,633,373

Net increase (decrease) in cash and cash equivalents	2,488,042	(5,271,430)
CASH AND CASH EQUIVALENTS – Beginning of Period	8,753,089	13,376,864

CASH AND CASH EQUIVALENTS – End of Period	$11,241,131	$8,105,434

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 2003
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

     Operating results for the twenty-six weeks ended August 2, 2003 are not necessarily indicative of the results that may be expected for the entire year.

Note 2.  Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition to the fair value method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 2003
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

	Twenty-Six Weeks		Thirteen Weeks Ended

	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002

Net income, as reported	$47,833,960	$36,165,571	$24,466,498	$16,388,288
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	$4,442,928	$4,045,751	$2,238,579	$2,398,566

Net income, pro forma	$43,391,032	$32,119,820	$22,227,919	$13,989,722

Net income per common share:
Basic – as reported	$0.56	$0.44	$0.28	$0.20
Basic – pro forma	$0.51	$0.39	$0.26	$0.17
Diluted – as reported	$0.55	$0.42	$0.28	$0.19
Diluted – pro forma	$0.49	$0.37	$0.25	$0.16

Note 3.  Net Income Per Share

     Basic Earnings Per Share (EPS) is based upon the weighted average number of common shares outstanding and diluted EPS is based upon the weighted average number of common shares outstanding plus the dilutive effect of stock options outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying statements of income:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Basic weighted average outstanding shares	85,741,005	82,177,172	85,969,259	82,468,442
Dilutive effect of options outstanding	1,663,729	3,326,099	1,648,459	3,213,575

Diluted weighted average shares outstanding	87,404,734	85,503,271	87,617,718	85,682,017

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 2003
(Unaudited)

Note 4.  Other Event

     On July 30, 2003, the Company entered into a Stock Purchase Agreement with The White House, Inc. (“The White House”), all of the shareholders of The White House (the “Sellers”) and a Sellers’ representative, pursuant to which the Company will purchase all of the outstanding shares of The White House’s common stock from the Sellers, and The White House will become a wholly owned subsidiary of the Company. The White House is a privately held specialty retailer offering distinctive private label women’s apparel. The Company will pay for the acquisition with approximately $85.6 million in cash and $4.4 million in common stock, or approximately 176,000 shares. Each of Richard Sarmiento, Chief Executive Officer of The White House, and Patricia Darrow-Smith, Executive Vice President — Merchandising, of The White House, will receive 80% of their consideration in the form of cash and 20% of their consideration in the form of unregistered common stock of the Company, with certain piggyback registration rights; the remaining Sellers will receive only cash consideration. Of the $90 million purchase price, $12.5 million will be placed in an escrow for one year to cover certain indemnification obligations of the Sellers.

     The transaction has been approved by the Boards of Directors of the Company and of The White House and is anticipated to close in the third quarter of fiscal 2003. Closing of the transaction is subject to the satisfaction of customary closing conditions and regulatory review, including U.S. government review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (under which clearance was obtained on August 19, 2003) and obtaining required consents.

     In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Company will enter into Employment Agreements with certain key employees of The White House, including, Mr. Sarmiento, Ms. Darrow-Smith and F. Michael Smith, Vice President — Operations, of The White House. The Employment Agreements with Mr. Sarmiento, Ms. Darrow-Smith and Mr. Smith will be comparable to employment agreements currently in effect for executive officers of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Thirteen Weeks Ended August 2, 2003 Compared to the Thirteen Weeks Ended August 3, 2002.

     Net Sales. Net sales by Company-owned stores for the thirteen weeks ended August 2, 2003 (the current period) increased by $46.7 million, or 38.9% over net sales by Company-owned stores for the comparable thirteen weeks ended August 3, 2002 (the prior period). The increase was the result of a comparable Company store net sales increase of $18.1 million and $28.6 million additional sales from the new stores not yet included in the Company’s comparable store base.

     Net sales by catalog and Internet for the current period increased by $1.3 million, or 38.8% compared to net sales by catalog and Internet for the prior period. The increase was believed to be principally attributable to the increased page count and number of catalog mailings and additional television spots in the current period versus the prior period.

     Net sales to franchisees for the current period increased by approximately $279,000, or 19.1%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to the opening of a new franchise location by an existing franchisee and, to a lesser degree, a net increase in purchases by existing franchisees.

     Gross Profit. Gross profit for the current period was $107.6 million, or 62.0% of net sales, compared with $75.5 million, or 60.3% of net sales, for the prior period. The increase in the gross profit percentage resulted primarily from improved initial merchandise markups on new products in the current period versus the prior period and from decreased markdowns in the current period as a percent of net sales in the Company’s front-line division, net of a slight overall increase in outlet net sales as a percent of overall net sales. Although the gross profit percentage in the outlet division has improved, outlet net sales still tend to have a substantially lower gross profit margin than sales at the Company’s front-line stores. While the gross margins experienced thus far in the new Pazo division have been lower than in the Chico’s division, there has been little impact on overall gross margins because of the relatively small sales volume experienced in the startup months of the Pazo division. To a lesser degree, this increase in gross profit percentage resulted from decreased inventory shrinkage costs, as well as from operating efficiencies associated with the Company’s new distribution center (which costs are included in the Company’s cost of goods sold).

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $63.4 million, or 36.5% of net sales, in the current period from $45.7 million, or 36.6% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. The decrease in these expenses as a percentage of net sales was principally due to leverage associated with the Company’s current period same stores sales increase of 14.6% and, to a lesser degree, a slight decrease in direct marketing expenses as a percentage of net sales, offset for the most part, by additional expenses as a percentage of net sales incurred in the current period in operating the Company’s new Pazo division.

     Depreciation and Amortization. Depreciation and amortization increased to $5.0 million, or 2.9% of net sales in the current period from $3.5 million, or 2.8% of net sales, in the prior period. The increase in depreciation and amortization was principally due to capital expenditures related to new, remodeled and expanded stores.

     Interest Income, Net. The Company had net interest income during the current period of approximately $246,000 versus approximately $240,000 in the prior period. The increase in net interest income was primarily a result of the Company’s increased cash and marketable securities position, partially offset by the impact of lower interest rates.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 49.3% to $24.5 million in the current period from net income of $16.4 million in the prior period. The income tax provision represented an effective rate of approximately 38% for the current and prior period.

Results of Operations – Twenty-Six Weeks Ended August 2, 2003 Compared to the Twenty-Six Weeks Ended August 3, 2002.

     Net Sales. Net sales by Company-owned stores for the twenty-six weeks ended August 2, 2003 (the current period) increased by $82.9 million, or 33.8% over net sales by Company-owned stores for the comparable twenty-six weeks ended August 3, 2002 (the prior period). The increase was the result of a comparable Company store net sales increase of $27.1 million and $55.8 million additional sales from the new stores not yet included in the Company’s comparable store base.

     Net sales by catalog and Internet for the current period increased by $3.4 million, or 48.9%, compared to net sales by catalog and Internet for the prior twenty-six week period. The increase was believed to be principally attributable to the increased number and frequency of catalog mailings and additional television spots in the current year versus the prior period.

     Net sales to franchisees for the current period increased by approximately $533,000, or 17.3%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to the opening of a new franchise location by an existing franchisee and, to a lesser degree, a net increase in purchases by existing franchisees.

     Gross Profit. Gross profit for the current period was $211.9 million, or 61.9% of net sales, compared with $156.9 million, or 61.4% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from decreased inventory shrinkage costs, and, to a lesser extent, from operating efficiencies related to the Company’s new distribution center as well as from leveraging costs associated with the Company’s product development and merchandising operations (which costs are included in the Company’s cost of goods sold).

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $125.7 million, or 36.7% of net sales, in the current period from $92.2 million, or 36.1% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, and to a lesser degree, an increase in marketing expenses and other general Corporate infrastructure costs to support the Company’s rapid growth. The increase in these expenses as a percentage of net sales was principally due to increased Company store expenses as a percent of net sales in the current period versus the prior period, due to cost reductions put in place in the prior year related to the events of September 11th, and additional expenses as a percentage of net sales incurred in the current period from the Company’s new Pazo division.

     Depreciation and Amortization. Depreciation and amortization increased to $9.6 million, or 2.8% of net sales, in the current period from $6.9 million, or 2.6% of net sales, in the prior period. The increase in depreciation and amortization was principally due to capital expenditures related to new, remodeled and expanded stores.

     Interest Income, Net. The Company had net interest income during the current period of approximately $549,000 versus approximately $393,000 in the prior period. The increase in net interest income was primarily a result of the Company’s increased cash and marketable securities position, partially offset by the impact of lower interest rates.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 32.3% to $47.8 million in the current period from net income of $36.2 million in the prior period. The income tax provision represented an effective rate of 38% for the current and prior period.

Comparable Company Store Net Sales

     Comparable Company store net sales increased by 14.6% in the current quarter and 11.2% in the first six months of this fiscal year, when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least thirteen months, including stores that have been expanded or relocated within the same general market area (approximately five miles). The comparable store percentages reported above include 24 and 31 stores, respectively, that were expanded within the last twelve months from the beginning of the prior period by an average of 969 and 915 net selling square feet, respectively. If the stores that were expanded had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 13.2% for the current quarter and 9.6% for the first six months. The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers.

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

Liquidity and Capital Resources

     The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and merchandise inventories. Also, during fiscal 2003, the Company has experienced, and will continue to experience, the need for capital to address the conversion of the Company’s former distribution center into office space and the acquisition and installation of new software packages (see the Company’s Form 10-K for the fiscal year ended February 1, 2003 for more details). The Company also will need to use cash to fund its planned acquisition of The White House, Inc. (see “Subsequent Event” below).

     During the first six months of the current fiscal year (fiscal 2003) and the first six months of the prior fiscal year (fiscal 2002), the Company’s primary source of working capital was cash flow from operations of $63.1 million and $45.2 million, respectively. The year over year increase in cash flow from operations of $17.9 million was primarily due to an increase in net income of $11.7 million, an increase in inventories of $4.5 million in the current period versus an increase of $11.2 million in the prior period, an increase in deferred tax assets of $1.6 million in the current period versus an increase of $2.0 million in the prior period, an increase in accrued liabilities of $3.0 million in the current period versus an increase of $1.7 million in the prior period and an increase in depreciation of $3.1 million over depreciation in the prior period. These increases were offset by an increase in receivables of $1.4 million in the current period versus an increase of $0.7 million in the prior period and an increase in accounts payable in the current period of $2.6 million versus an increase of $5.7 million in the prior period.

     The Company invested $26.4 million in the current period in capital expenditures primarily related to the planning and opening of new, relocated, remodeled and expanded Company stores ($19.1 million), including its initial 10 Pazo stores, the continued acquisition and initial installation costs associated with new software packages ($3.2 million), the beginning of the conversion of the old distribution center into office space and other miscellaneous capital expenditures ($4.1 million). During the same period in the prior fiscal year, the Company invested $34.1 million for capital expenditures primarily associated with the acquisition and initial costs of equipping the new distribution center in Georgia ($11.2 million), the acquisition and initial installation costs associated with new software packages ($5.2 million), the acquisition of additional land and a 12,000 square foot building adjacent to the Company’s headquarters in Ft. Myers, Florida ($0.8 million) and with the planning and opening of new, relocated, remodeled and expanded Company stores.

     During the first six months of the current fiscal year, eleven of the Company’s twenty officers and its three independent directors exercised an aggregate of 1,026,498 stock options at per share exercise prices ranging from $.9307 to $10.84 and several employees and former employees exercised an aggregate of 58,979 options at prices ranging from $.3610 to $14.61. Also, during this period, the Company sold 30,340 shares of common stock during the March offering period under its employee stock purchase plan at a price of $15.36. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, aggregated approximately $4.8 million.

     The Company invested $39.1 million, net, in marketable securities. In the prior year, the Company invested $ 20.0 million in marketable securities and repaid $67,000 in existing debt.

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

     The Company plans to open a minimum of approximately 70-75 net Company-owned new stores in fiscal 2003, of which 40 were open as of August 25, 2003. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program, conversion of the former distribution center, continued installation of new software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its strong existing cash and marketable securities balances, even after taking into account the use of a substantial portion of its cash balances to consummate the planned acquisition of The White House, Inc. (see “Subsequent Event” below). The Company further believes that this liquidity will be sufficient, based on the above, to fund other anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

Subsequent Event

     On July 30, 2003, the Company entered into a Stock Purchase Agreement with The White House, Inc. (“The White House”), all of the shareholders of The White House (the “Sellers”) and a Sellers’ representative, pursuant to which the Company will purchase all of the outstanding shares of The White House’s common stock from the Sellers, and The White House will become a wholly owned subsidiary of the Company. The White House is a privately held specialty retailer offering distinctive private label women’s apparel. The Company will pay for the acquisition with approximately $85.6 million in cash and $4.4 million in common stock, or approximately 176,000 shares. Each of Richard Sarmiento, Chief Executive Officer of The White House, and Patricia Darrow-Smith, Executive Vice President — Merchandising, of The White House, will receive 80% of their consideration in the form of cash and 20% of their consideration in the form of unregistered common stock of the Company, with certain piggyback registration rights; the remaining Sellers will receive only cash consideration. Of the $90 million purchase price, $12.5 million will be placed in an escrow for one year to cover certain indemnification obligations of the Sellers.

     The transaction has been approved by the Boards of Directors of the Company and of The White House and is anticipated to close in the third quarter of fiscal 2003. Closing of the transaction is subject to the satisfaction of customary closing conditions and regulatory review, including U.S. government review under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (under which clearance was obtained on August 19, 2003) and obtaining required consents.

     In connection with the closing of the transactions contemplated by the Stock Purchase Agreement, the Company will enter into Employment Agreements with certain key employees of The White House, including, Mr. Sarmiento, Ms. Darrow-Smith and F. Michael Smith, Vice President — Operations, of The White House. The Employment Agreements with Mr. Sarmiento, Ms. Darrow-Smith and Mr. Smith will be comparable to employment agreements currently in effect for executive officers of the Company.

     The Company will use the liquidity from its available cash and marketable securities to fund the cash portion of the acquisition of The White House, Inc., the transaction costs associated with the acquisition and the integration costs. The Company does not believe that the issuance of shares of common stock to fund a relatively small portion of the consideration to be paid in effectuating the acquisition will have any negative impact on earnings per share; indeed, it is expected that even after reflecting such increase in outstanding shares, and prior to realizing any synergies from combined operations but without taking into account any integration costs, the acquisition is expected to be slightly accretive to earnings per share beginning immediately following the closing of the acquisition.

Seasonality and Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

Certain Factors That May Affect Future Results

     This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation statements regarding the possible impact of the pending acquisition of The White House, Inc. The statements may address items such as future sales, gross profit expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information.

     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of Chico’s styles (including without limitation styles of White House/Black Market if and after the acquisition is completed), the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings (including without limitation White House/Black Market new store openings if and after the acquisition is completed), the buying public’s acceptance of the Pazo store concept, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, risks associated with terrorist activities, risks associated with integrating an acquired business into Chico’s and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries and other similar factors.

     The forward-looking statements included herein are only made as of the date of this Quarterly Report of Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation

     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matter described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at August 2, 2003, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company’s financial instruments as of August 2, 2003 has not significantly changed since February 1, 2003. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of August 2, 2003, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

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

     The Company was named as defendant in a suit filed in September 2001 in the Superior Court for the State of California for the County of Orange. This suit, Carmen Davis vs. Chico’s FAS, Inc., was filed by the plaintiff, seeking to represent all other Company assistant store managers, sales associates and hourly employees in California from September 21, 1997 to the present. The Company responded by seeking to dismiss the complaint and strike selected claims in order to either eliminate the litigation or gain greater clarity as to the basis for the plaintiff’s action. In response, the plaintiff filed an amended complaint on February 15, 2002, which differed in a number of material respects from the original complaint. The amended complaint alleged that the Company failed to pay overtime wages and failed to provide rest breaks and meal periods. The action sought “class action” status and sought unspecified monetary damages. Following preliminary settlement discussions, the parties attended a mediation on October 14, 2002, at which the parties reached a settlement on a class-wide basis. The settlement provided for a common fund out of which settlement awards to class members and the costs of the settlement would be paid. At a hearing held on April 2, 2003, the Court granted preliminary approval to the parties’ settlement agreement. The settlement agreement states that the settlement is not an admission of liability and that the Company continues to deny liability for any of plaintiff’s claims. Pursuant to the Court’s preliminary approval order, notice was given to class members of their right to file claim forms to participate in the settlement or to file exclusion forms to opt out of the settlement. The period for filing claim forms or exclusion forms has now elapsed. No class members filed objections to the settlement. A hearing for final approval of the settlement is set for September 16, 2003. If the Court grants final approval to the settlement, the Company will pay settlement awards to class members who have filed valid claims and also will pay amounts owing for attorneys’ fees, costs, and other expenses of the settlement. The Company believes the total anticipated settlement costs will not have a material adverse effect on the Company’s results of operations or financial condition.

     The Company was named as defendant in a putative class action suit, Charissa Villanueva v. Chico’s FAS, Inc., filed in May 2003 in the Superior Court for the State of California, County of San Francisco. The Company has filed an answer denying the material allegations of the complaint. The complaint alleges that the Company, in violation of California law, has in place a mandatory uniform policy that requires its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. It is Chico’s position that no such mandatory uniform policy exists; Chico’s encourages but does not require its associates to wear Chico’s clothing. Although many Chico’s associates choose to wear Chico’s clothing, others do not. This case is at the beginning stages, and no court proceedings have occurred other than the filing of plaintiff’s complaint and Chico’s answer. No rulings on class certification have been made. Chico’s believes the case is without merit and intends to vigorously defend the litigation.

     Chico’s is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company’s business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held June 24, 2003. There were 85,741,324 shares of common stock entitled to a vote. The following matters were voted upon at the meeting:

a)	Election of Directors:

	Votes For	Votes Withheld

Class I-Term Expiring in 2006
Charles J. Kleman	74,152,521	1,992,300
Ross E. Roeder	73,801,167	2,343,654

     The terms of offices of each of Marvin J. Gralnick, Helene B. Gralnick, John W. Burden and Verna K. Gibson continued after the annual meeting.

b)	Proposal to ratify the appointment of Ernst & Young LLP as Independent Certified Public Accountants:

Voting Results:	For the Proposal	73,020,945
	Against the Proposal	2,182,357
	Abstentions	941,519

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1	Stock Purchase Agreement dated as of July 30, 2003 among Chico’s FAS, Inc., The White House, Inc., the stockholders of The White House, Inc. and the Sellers’ Representative

Exhibit 31.1	Chico’s FAS Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated May 29, 2003 to report the issuance of a press release announcing its financial results for the first quarter of fiscal 2003.

The Company filed a Current Report on Form 8-K dated July 30, 2003, to report the issuance of a press release announcing the signing of a definitive agreement to acquire The White House, Inc. and the impact the acquisition might have on its earnings outlook.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date: August 27, 2003	By:	/s/ Marvin J. Gralnick Marvin J. Gralnick Chief Executive Officer (Principal Executive Officer)

Date: August 27, 2003	By:	/s/ Charles J. Kleman Charles J. Kleman Chief Financial Officer (Principal Financial and Accounting Officer)