Form 10-Q
period 2003-11-01
CHICOS FAS INC
filed 2003-12-03
CIK 897429

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:	Commission File Number:
November 1, 2003	0-21258

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)

11215 Metro Parkway, Fort Myers, Florida 33912

(Address of principal executive offices)

239-277-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☑  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

At November 26, 2003, there were 87,119,138 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)
(in thousands)

	November 1,	February 1,
	2003	2003

ASSETS
Current Assets:
Cash and cash equivalents	$18,627	$8,753
Marketable securities, at market	70,243	91,195
Receivables	5,302	2,226
Inventories	60,146	44,908
Prepaid expenses	8,363	6,223
Deferred taxes	10,187	7,125

Total Current Assets	172,868	160,430

Property and Equipment:
Land and land improvements	5,310	5,166
Building and building improvements	23,584	19,668
Equipment, furniture and fixtures	91,663	71,769
Leasehold improvements	98,398	78,792

Total Property and Equipment	218,955	175,395
Less accumulated depreciation and amortization	(51,445)	(36,686)

Property and Equipment, Net	167,510	138,709

Other Assets:
Deferred taxes	–	92
Goodwill	59,425	–
Other intangible assets	34,065	–
Other assets	4,669	2,313

Total Other Assets	98,159	2,405

	$438,537	$301,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$38,283	$28,489
Accrued liabilities	35,509	26,200
Current portion of deferred liabilities	833	171

Total Current Liabilities	74,625	54,860

Noncurrent Liabilities:
Deferred taxes	11,476	–
Deferred liabilities	12,386	6,551

Total Noncurrent Liabilities	23,862	6,551

Stockholders’ Equity:
Common stock	871	853
Additional paid-in capital	89,409	63,986
Retained earnings	249,702	175,109
Accumulated other comprehensive income	68	185

Total Stockholders’ Equity	340,050	240,133

	$438,537	$301,544

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)
(in thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended

	November 1, 2003		November 2, 2002		November 1, 2003		November 2, 2002

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales

Net Sales by Company stores	$530,026	95.8	$376,953	96.0	$201,716	95.8	$131,560	95.9
Net Sales by catalog & Internet	17,084	3.1	10,924	2.8	6,578	3.1	3,867	2.8
Net Sales to Franchisees	5,880	1.1	4,906	1.2	2,275	1.1	1,834	1.3

Net sales	552,990	100.0	392,783	100.0	210,569	100.0	137,261	100.0
Cost of goods sold	211,725	38.3	153,465	39.1	81,202	38.6	54,885	40.0

Gross profit	341,265	61.7	239,318	60.9	129,367	61.4	82,376	60.0
General, administrative and store operating expenses	206,522	37.4	145,796	37.1	80,815	38.4	53,666	39.1
Depreciation and amortization	15,137	2.7	10,740	2.7	5,547	2.6	3,868	2.8

Income from operations	119,606	21.6	82,782	21.1	43,005	20.4	24,842	18.1
Interest income, net	705	0.2	621	0.2	155	0.1	228	0.2

Income before taxes	120,311	21.8	83,403	21.3	43,160	20.5	25,070	18.3
Income tax provision	45,718	8.3	31,694	8.1	16,401	7.8	9,526	7.0

Net income	$74,593	13.5	$51,709	13.2	$26,759	12.7	$15,544	11.3

Per share data:
Net income per common share–basic	$0.87		$0.63		$0.31		$0.19

Net income per common and common equivalent share–diluted	$0.85		$0.60		$0.30		$0.18

Weighted average common shares outstanding–basic	86,100		82,700		86,818		83,745

Weighted average common and common equivalent shares outstanding–diluted	87,827		85,720		88,509		86,158

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended

	November 1, 2003	November 2, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$74,593	$51,709

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, cost of goods sold	1,280	638
Depreciation and amortization, other	15,137	10,740
Deferred tax benefit	(1,794)	(2,528)
Tax benefit of options exercised	11,826	19,735
Deferred rent expense, net	1,337	1,055
Loss on impairment and disposal of property and equipment	3,551	1,073
Net change in:
Receivables	(887)	(4,111)
Inventories	(9,525)	(10,759)
Prepaid expenses and other, net	(802)	(1,437)
Accounts payable	3,814	12,463
Accrued liabilities	6,855	2,626

Total adjustments	30,792	29,495

Net cash provided by operating activities	105,385	81,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales (purchases) of marketable securities, net	20,834	(32,112)
Acquisition, net of cash acquired	(87,305)	–
Purchases of property and equipment	(38,308)	(51,434)

Net cash used in investing activities	(104,779)	(83,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,350	6,385
Payments on capital leases	(82)	–
Principal payments on debt	–	(100)
Deferred finance costs	–	(97)

Net cash provided by financing activities	9,268	6,188

Net increase in cash and cash equivalents	9,874	3,846
CASH AND CASH EQUIVALENTS – Beginning of Period	8,753	13,377

CASH AND CASH EQUIVALENTS – End of Period	$18,627	$17,223

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in business combination	$4,266	$–

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
November 1, 2003
(Unaudited)
(in thousands, except share and per share amounts)

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

     Operating results for the thirty-nine weeks ended November 1, 2003 are not necessarily indicative of the results that may be expected for the entire year.

Note 2. The White House, Inc. Acquisition

     On September 5, 2003, the Company acquired all of the outstanding common stock of The White House, Inc. (The White House) for approximately $92.9 million, consisting of approximately $88.6 million in cash (including acquisition costs of $2.7 million) and approximately $4.3 million in the Company’s common stock represented by the issuance of approximately 151,000 shares of the Company’s common stock. The Company funded the cash portion of the purchase price from current cash balances and from the sale of certain marketable securities. Of the cash consideration, $12.5 million was placed in a one-year escrow to cover certain indemnification obligations of the Sellers. As a result of the transaction, The White House has become a wholly-owned subsidiary of the Company.

     As of September 5, 2003, The White House operated 107 stores in 30 states, the Virgin Islands, Puerto Rico and the District of Columbia that sell high-quality fashion and basic merchandise assorted primarily in the classic and timeless colors of white and black and related shades. As a result of the acquisition, the Company believes it can strengthen its position in the specialty retail market and continue with its overall growth strategy. The transaction was accounted for under the purchase method of accounting, and accordingly the results of operations of The White House have been consolidated in the Company’s financial statements since the date of acquisition.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2003
(Unaudited)
(in thousands, except share and per share amounts)

Note 2. The White House, Inc. Acquisition (continued)

     The total purchase consideration has been allocated to the assets and liabilities acquired, including an identifiable intangible asset (trademark), based on their respective estimated fair values as summarized below. The allocation of the purchase price to the assets and liabilities acquired resulted in excess purchase consideration over the net assets and identifiable intangible asset acquired of $59.4 million and this excess has been assigned to goodwill. Such goodwill and the amounts allocated to the intangible asset are not expected to be deductible for tax purposes. The purchase price allocation is subject to change and will be finalized upon review and refinement of certain estimates. A summary of the allocation of the purchase price follows:

Cash	$1,280
Accounts receivable	2,189
Inventories	5,713
Other current assets	2,257
Property, plant and equipment	10,458
Intangible asset not subject to amortization–Trademark	34,000
Goodwill	59,425

Total assets acquired	115,322

Current liabilities	9,104
Noncurrent liabilities	1,998
Net deferred tax liability	11,369

Total liabilities assumed	22,471

Net assets acquired	$92,851

     The following table presents unaudited pro forma results of operations for the thirty-nine weeks ended and thirteen weeks ended November 1, 2003 and for the thirty-nine weeks and thirteen weeks ended November 2, 2002 as if the acquisition of The White House had occurred on February 2, 2003 and February 3, 2002, respectively. The unaudited pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

	Thirty-Nine Weeks Ended			Thirteen Weeks Ended

	November 1, 2003		November 2, 2002	November 1, 2003		November 2, 2002

Net sales	$601,965		$441,506	$217,467		$152,309
Net income	75,545	(1)	54,019	24,972	(1)	15,596
Net income per common share:
Basic	$0.88		$0.65	$0.29		$0.19
Diluted	$0.86		$0.63	$0.28		$0.18

(1) Includes approximately $2.7 million (pre-tax) of nonrecurring charges related to the acquisition recorded by The White House in its historical results prior to September 5, 2003.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2003
(Unaudited)
(in thousands, except share and per share amounts)

Note 3. Property and Equipment Impairment

     During the third quarter of fiscal 2003, the Company decided to conclude the Pazo test concept and initiated the closing/conversion process for the 10 Pazo stores, which it expects to essentially complete by the end of the current fiscal year. In connection with the decision to conclude the Pazo test concept, the Company completed an impairment review of Pazo’s property and equipment. Upon completion of the review, the Company determined that the carrying value of certain Pazo assets exceeded their future undiscounted cash flows. As a result, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), the Company recorded an impairment charge of $2.9 million during the third quarter of fiscal 2003. The provision for the asset impairment is included in general, administrative and store operating expenses in the accompanying consolidated statements of income.

Note 4. Stock-Based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

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

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2003
(Unaudited)
(in thousands, except share and per share amounts)

Note 4. Stock-Based Compensation (continued)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Net income, as reported	$74,593	$51,709	$26,759	$15,544
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of taxes	6,934	6,829	2,448	1,889

Net income, pro forma	$67,659	$44,880	$24,311	$13,655

Net income per common share:
Basic – as reported	$0.87	$0.63	$0.31	$0.19
Basic – pro forma	$0.79	$0.54	$0.28	$0.16
Diluted – as reported	$0.85	$0.60	$0.30	$0.18
Diluted – pro forma	$0.77	$0.52	$0.27	$0.16

Note 5. Net Income Per Share

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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended

	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002

Basic weighted average outstanding shares	86,100,039	82,699,669	86,818,106	83,744,659
Dilutive effect of options outstanding	1,726,765	3,020,706	1,690,746	2,413,565

Diluted weighted average shares outstanding	87,826,804	85,720,375	88,508,852	86,158,224

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations – Thirteen Weeks Ended November 1, 2003 Compared to the Thirteen Weeks Ended November 2, 2002.

     Net Sales. Net sales by Company-owned stores for the thirteen weeks ended November 1, 2003 (the current period) increased by $70.2 million, or 53.3% over net sales by Company-owned stores for the comparable thirteen weeks ended November 2, 2002 (the prior period). The increase was the result of a comparable Company store net sales increase of $27.1 million and $43.1 million additional sales primarily from new Chico’s stores not yet included in the Company’s comparable store base. The $43.1 million of additional sales also includes sales made at the Pazo test concept stores and the sales which have occurred since September 5, 2003 at White House|Black Market stores.

     Net sales by catalog and Internet for the current period increased by $2.7 million, or 70.1%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the increased page count and number of catalog mailings and additional television spots in the current period versus the prior period.

     Net sales to franchisees for the current period increased by approximately $0.4 million, or 24.0%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by existing franchisees and, to a lesser degree, the opening of a new franchise location by an existing franchisee.

     Gross Profit. Gross profit for the current period was $129.4 million, or 61.4% of net sales, compared with $82.4 million, or 60.0% of net sales, for the prior period. The improvement in the gross profit percentage resulted primarily from improved margins at the Chico’s frontline and outlet stores (which improvement resulted from improved initial merchandise markups on new products in the current period versus the prior period, offset, in part, by increased markdowns in the current period as a percent of net sales), as well as from operating efficiencies associated with the Company’s new distribution center (which costs are included in the Company’s cost of goods sold). These improvements in the gross profit percentage were offset, in part, by The White House and Pazo sales, which carry a lower gross profit percentage than the Company as a whole.

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $80.8 million, or 38.4% of net sales, in the current period from $53.7 million, or 39.1% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in Chico’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, the acquisition of The White House stores, the Pazo store closing costs, and to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. The decrease in these expenses as a percentage of net sales was principally due to decreases in Chico’s store payroll, bonuses and marketing costs as a percentage of net sales and due to leverage associated with the Company’s current period same stores sales increase of 20.9%. This leverage improvement was achieved despite approximately $3.2 million of store closing costs associated with the conclusion of the Pazo test concept (including a $2.9 million property and equipment impairment charge) and The White House acquisition which has historically operated with considerably higher store expenses as a percent of sales compared to Chico’s.

     Depreciation and Amortization. Depreciation and amortization increased to $5.6 million, or 2.6% of net sales, in the current period from $3.9 million, or 2.8% of net sales, in the prior period. The increase in depreciation and amortization was principally due to capital expenditures related to new, remodeled and expanded stores.

     Interest Income, Net. The Company had net interest income during the current period of approximately $155 versus approximately $228 in the prior period. The decrease in net interest income was primarily a result of the Company’s decreased cash and marketable securities position due to the sale of marketable securities used to fund The White House acquisition.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 72.2% to $26.8 million in the current period from net income of $15.5 million in the prior period. The income tax provision represented an effective rate of approximately 38% for both the current and prior period.

Results of Operations – Thirty-Nine Weeks Ended November 1, 2003 Compared to the Thirty-Nine Weeks Ended November 2, 2002.

     Net Sales. Net sales by Company-owned stores for the thirty-nine weeks ended November 1, 2003 (the current period) increased by $153.1 million, or 40.6% over net sales by Company-owned stores for the comparable thirty-nine weeks ended November 2, 2002 (the prior period). The increase was the result of a comparable Company store net sales increase of $54.3 million and $98.8 million additional sales primarily from new Chico’s stores not yet included in the Company’s comparable store base. The $98.8 million of additional sales also includes sales made at the Pazo test concept stores and the sales which have occurred since September 5, 2003 at White House|Black Market stores.

     Net sales by catalog and Internet for the current period increased by $6.2 million, or 56.4%, compared to net sales by catalog and Internet for the prior thirty-nine week period. It is believed that the increase was principally attributable to the increased number and frequency of catalog mailings and additional television spots in the current year versus the prior period.

     Net sales to franchisees for the current period increased by approximately $1.0 million, or 19.9%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to the opening of a new franchise location by an existing franchisee and, to a lesser degree, a net increase in purchases by existing franchisees.

     Gross Profit. Gross profit for the current period was $341.3 million, or 61.7% of net sales, compared with $239.3 million, or 60.9% of net sales, for the prior period. The increase in the gross profit percentage primarily resulted from operating efficiencies related to the Company’s new distribution center (which costs are included in the Company’s cost of goods sold). To a lesser extent, the improvement in gross profit percentage was from improved margins at the Chico’s frontline and outlet stores (which improvement resulted from improved initial merchandise markups on new products in the current period versus the prior period, offset, in part, by increased markdowns in the current period as a percent of net sales) and from decreased inventory shrinkage costs. These improvements in the gross profit percentage were offset, in part, by The White House and Pazo sales, which carry a lower gross profit percentage than the Company as a whole.

     General, Administrative and Store Operating Expenses. General, administrative and store operating expenses increased to $206.5 million, or 37.4% of net sales, in the current period from $145.8 million, or 37.1% of net sales, in the prior period. The increase in general, administrative and store operating expenses was, for the most part, the result of increases in Chico’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, the acquisition of The White House stores and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. The increase in these expenses as a percentage of net sales was principally due to the effect of the Pazo test concept stores, including the approximate $3.2 million of store closing costs associated with the conclusion of the Pazo test concept (including a $2.9 million property and equipment impairment charge) and The White House acquisition which operates with considerably higher store expenses as a percent of sales compared to Chico’s. This increase was offset, for the most part, by decreases in Chico’s store payroll and bonuses as a percentage of net sales and due to leverage associated with the Company’s current period same stores sales increase of 14.6%.

     Depreciation and Amortization. Depreciation and amortization increased to $15.1 million, or 2.7% of net sales, in the current period from $10.7 million, or 2.7% of net sales, in the prior period. The increase in depreciation and amortization was principally due to capital expenditures related to new, remodeled and expanded stores.

     Interest Income, Net. The Company had net interest income during the current period of approximately $705 versus approximately $621 in the prior period. The increase in net interest income was primarily a result of the Company’s increased cash and marketable securities position during most of the current period (until such cash and marketable securities were used in substantial part to fund The White House acquisition), in comparison to the cash and marketable securities position of a year ago.

     Net Income. As a result of the factors discussed above, net income reflects an increase of 44.3% to $74.6 million in the current period from net income of $51.7 million in the prior period. The income tax provision represented an effective rate of 38% for both the current and prior period.

Comparable Company Store Net Sales

     Comparable Company store net sales increased by 20.9% in the current quarter and 14.6% in the first nine months of this fiscal year, when compared to the respective comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Chico’s frontline and outlet stores that have been operated as Company-owned stores for at least thirteen months, including stores that have been expanded or relocated within the same general market area (approximately five miles). The comparable store percentages reported above include 26 and 37 stores, respectively, that were expanded within the last twelve months from the beginning of the prior period by an average of 983 and 923 net selling square feet, respectively. If the stores that were expanded had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 19.8% for the current quarter and 13.2% for the first nine months. The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers. The comparable store percentages reported above do not include any of the White House|Black Market stores. These stores are treated by Chico’s as new stores and will not be included in the comparable store computation until they have been under the ownership of the Company for at least thirteen months.

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

Liquidity and Capital Resources

     The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and merchandise inventories. Also, during fiscal 2003, the Company has experienced the need for capital to address the conversion of the Company’s former distribution center into office space and the acquisition, installation and roll out of new software packages (see the Company’s Form 10-K for the fiscal year ended February 1, 2003 for more details). The Company funded its acquisition of The White House with existing cash balances, the sale of certain marketable securities and the issuance of approximately 151,000 shares of the Company's common stock.

     During the first nine months of the current fiscal year (fiscal 2003) and the first nine months of the prior fiscal year (fiscal 2002), the Company’s primary source of working capital was cash flow from operations of $105.4 million and $81.2 million, respectively. The year-over-year increase in cash flow from operations of $24.2 million was primarily due to increased net income of $22.9 million, increased depreciation and amortization of $5.0 million, an increase in accrued liabilities of $6.9 million in the current period versus an increase of $2.6 million in the prior period, an increase in the loss from impairment and disposal of property and equipment of $2.5 million, an increase in receivables of $0.9 million in the current period versus an increase of $4.1 million in the prior period and an increase in inventories of $9.5 million in the current period versus an increase of $10.8 million in the prior period. These increases to cash flows from operations were offset by a decrease in the tax benefit of stock option exercises of $7.9 million and an increase in accounts payable in the current period of $3.8 million versus an increase of $12.5 million in the prior period.

     The Company’s investing activities during the current period were significantly impacted by the acquisition of The White House. The cash paid for the acquisition of The White House was approximately $87.3 million (net of cash acquired of approximately $1.3 million). In addition to The White House acquisition, the Company’s investment in capital expenditures of $38.3 million in the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s and Pazo stores ($26.6 million), the continued acquisition and initial installation costs associated with new software packages ($4.3 million), the conversion of the old distribution center into office space ($3.5 million) and other miscellaneous capital expenditures ($3.9 million). During the same period in the prior fiscal year, the Company invested $51.4 million for capital expenditures primarily associated with the acquisition and initial costs of equipping the new distribution center in Georgia ($12.5 million), the acquisition and initial installation costs associated with new software packages ($7.1 million), and the acquisition of additional land and a 12,000 square foot building adjacent to the Company’s headquarters in Ft. Myers, Florida ($0.8 million), with the balance attributable to planning and opening of new, relocated, remodeled and expanded Company stores.

     During the first nine months of the current fiscal year, eighteen of the Company’s twenty-three officers and three independent directors exercised an aggregate of 1,544,831 stock options at per share exercise prices ranging from $.9307 to $16.02 and several current and former employees exercised an aggregate of 85,871 options at prices ranging from $.3610 to $18.505. Also, during this period, the Company sold 30,340 and 25,153 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $15.36 and $27.62, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, aggregated approximately $9.4 million.

     The Company’s sales of marketable securities, net of purchases during the period totaled $20.8 million. In the prior year, the Company invested $32.1 million in marketable securities and repaid approximately $0.1 million in existing debt. The $52.9 million year-over-year decrease in net marketable securities purchases was, for the most part, the result of the sale of certain marketable securities to fund the acquisition of The White House.

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

     The Company plans to open a minimum of 70-75 net Company-owned new stores (including The White House stores opened after September 5, 2003), in fiscal 2003, of which 64 were open as of November 25, 2003. The Company has also begun the process of converting its Pazo store locations to the Company’s other formats. The Company believes that the liquidity needed for its planned new store growth, continuing remodel/expansion program, conversion of the former distribution center, continued installation of new software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its strong existing cash and marketable securities balances, even after taking into account the impact of using a substantial portion of its cash and marketable securities balances to consummate the acquisition of The White House. The Company further believes that this liquidity will be sufficient, based on the above, to fund other anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company stores planned to be opened in future periods.

Seasonality and Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

Certain Factors That May Affect Future Results

     This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation statements regarding the impact of the acquisition of The White House, Inc. and the conclusion of the Pazo test concept. The statements may address items such as future sales, gross profit expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements which contain forward-looking information.

     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of Chico’s styles (including without limitation styles of White House|Black Market), the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings (including without limitation White House|Black Market new store openings), the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to integrate the operations of The White House, to realize synergies and to effectuate other cost efficiencies, the ability to secure and protect trademarks and other intellectual property rights, risks associated with terrorist activities, risks associated with integrating an acquired business into Chico’s and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, foreign currency fluctuations, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries and other similar factors.

     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation

     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matter described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at November 1, 2003, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company’s financial instruments as of November 1, 2003 has not significantly changed since February 1, 2003. The Company is exposed to market risk from changes in interest rates on its indebtedness. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of November 1, 2003, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

ITEM 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company was named as defendant in a suit filed in September 2001 in the Superior Court for the State of California for the County of Orange. This suit, Carmen Davis vs. Chico’s FAS, Inc., was filed by the plaintiff, seeking to represent all other Company assistant store managers, sales associates and hourly employees in California from September 21, 1997 to the present. The Company responded by seeking to dismiss the complaint and strike selected claims in order to either eliminate the litigation or gain greater clarity as to the basis for the plaintiff’s action. In response, the plaintiff filed an amended complaint on February 15, 2002, which differed in a number of material respects from the original complaint. The amended complaint alleged that the Company failed to pay overtime wages and failed to provide rest breaks and meal periods. The action sought “class action” status and sought unspecified monetary damages. Following preliminary settlement discussions, the parties attended a mediation on October 14, 2002, at which the parties reached a settlement on a class-wide basis. The settlement provided for a common fund out of which settlement awards to class members and the costs of the settlement would be paid. At a hearing held on April 2, 2003, the Court granted preliminary approval to the parties’ settlement agreement. The settlement agreement states that the settlement is not an admission of liability and that the Company continues to deny liability for any of plaintiff’s claims. Pursuant to the Court’s preliminary approval order, notice was given to class members of their right to file claim forms to participate in the settlement or to file exclusion forms to opt out of the settlement. The period for filing claim forms or exclusion forms elapsed sixty days after notice was given. No class members filed objections to the settlement. A hearing for final approval of the settlement was set for September 16, 2003. At the hearing, the Court granted final approval to the settlement. The Company has now paid all settlement awards to class members who filed valid claims, as well as amounts owing for attorneys’ fees, costs, and other expenses of the settlement. Recently, the Company notified the Court that administration of the settlement has been completed. The Company does not believe the total settlement costs have had a material impact on the Company’s results of operations or financial condition.

     The Company was named as defendant in a putative class action suit filed in May 2003 in the Superior Court for the State of California, County of San Francisco. The complaint in this case, Charissa Villanueva v. Chico’s FAS, Inc., has now been served on the Company, and the Company has filed an answer denying the material allegations of the complaint. The complaint alleges that the Company, in violation of California law, has in place a mandatory uniform policy that requires its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. It is Chico’s position that no such mandatory uniform policy exists; Chico’s encourages but does not require its associates to wear Chico’s clothing; although many associates choose to wear Chico’s clothing, others do not. This case is at the beginning stages. Chico’s has filed an answer to the plaintiff’s complaint, denying all material allegations. The parties are engaged in discovery, and Chico’s is continuing its investigation. No rulings on class certification have been made. Chico’s believes the case is without merit and intends to vigorously defend the litigation.

     Chico’s is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of the Company’s business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On September 5, 2003, the Company issued an aggregate of 150,622 shares of common stock without registration (restricted) to two of the shareholders of The White House, Inc. as part of the consideration paid in connection with the acquisition by the Company of all of the issued and outstanding common stock of The White House, Inc. The shares were valued in the aggregate at $4.3 million ($28.32 per share). No commissions were paid in connection with any of these sales. These shares were issued in reliance on Section 4(2) of the Securities Act of 1933 as a transaction not involving any public offering. No advertising or general solicitation was employed in offering the securities, the offerings and sales were made to a limited number of persons, and we restricted transfer of the securities in accordance with the requirements of the Securities Act of 1933. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1	Amendment No. 2 to Employment Agreement– Marvin J. Gralnick

Exhibit 10.2	Amendment No. 2 to Employment Agreement– Helene B. Gralnick

Exhibit 31.1	Chico’s FAS Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated August 27, 2003 to report the issuance of a press release announcing its financial results for the second quarter of fiscal 2003.

The Company filed a Current Report on Form 8-K dated September 5, 2003 to report the acquisition of The White House, Inc.

The Company filed a Current Report on Form 8-K dated September 10, 2003 to report the issuance of a press release announcing the conclusion of the Pazo test to focus on other proven growth vehicles and to proceed with its intimates test.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date: December 2, 2003	By:	/s/ Scott A. Edmonds

Scott A. Edmonds President and Chief Executive Officer (Principal Executive Officer)

Date: December 2, 2003	By:	/s/ Charles J. Kleman

Charles J. Kleman Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: December 2, 2003	By:	/s/ Michael J. Kincaid

Michael J. Kincaid Vice President – Finance and Chief Accounting Officer (Principal Accounting Officer)