Form 10-K
period 2004-01-31
CHICOS FAS INC
filed 2004-04-09
CIK 897429

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

Approximately $2,293,100,000 as of August 2, 2003 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on August 4, 2003).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

     Common Stock, par value $.01 per share — 89,093,699 shares as of March 31, 2004.

Documents incorporated by reference:

Part II Annual Report to Stockholders for the Fiscal Year Ended January 31, 2004.

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 22, 2004.

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE
YEAR ENDED JANUARY 31, 2004

PART I

ITEM 1.	BUSINESS

General

      Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of exclusively designed, private label, sophisticated, casual-to-dressy clothing, complementary accessories and other non-clothing gift items under the Chico’s and White House | Black Market brand names.

Chico’s. The Chico’s brand, which began operations in 1983, focuses on women who are 35 years old and up with moderate and higher income levels. The styling is relaxed, figure-flattering and mostly designed for easy care. The Chico’s brand is vertically integrated and the Company designs virtually all of its products either in-house or working with its independent vendors.

White House | Black Market. The White House | Black Market brand, which began operations in 1985 and which was acquired by the Company in September 2003, focuses on women between the ages of 25 and 45 who lead active work and social lives with moderate to high income levels. Its offerings include high-quality fashion and merchandise in the classic and timeless colors of white and black and related shades. The White House | Black Market brand works closely with a number of vendors and agents to select, modify, create and combine products designed and manufactured by them or their sources.

      The Company continues to explore and test other specialty retail concepts, which it believes could be future growth vehicles. If and when a test concept is considered to be successful and appears to offer profitable growth within a reasonable time horizon, such concept would be expanded beyond the test phase.

Soma by Chico’s. In September 2003, the Company announced plans to open approximately 10 test stores for its new intimate apparel concept, “Soma by Chico’s”, aimed at customers with the same age and income as customers of the Chico’s brand. This concept is currently planning to offer foundation products in intimate apparel, sleepwear, bodywear and active wear that could ultimately appeal to a broader customer base than Chico’s. The Company plans to begin opening these test stores during the third quarter of fiscal 2004. The plan is for the Soma by Chico’s brand to work closely with a number of vendors and agents to select and modify products designed and manufactured by them or their sources and to design proprietary products either in house or working with these vendors.

Pazo. In March 2003, the Company launched the Pazo concept by opening 10 test stores in seven southern and southwestern states. In September 2003, the Company announced its decision to discontinue its Pazo test. Although the Company believed that the financial performance of this concept could be improved over time, the Company believed that a strategy of focusing on the White House | Black Market brand and the testing and possible expansion of the Soma by Chico’s concept was a preferable strategy.

      The Company historically has endeavored to maintain a merchandise mix which emphasizes the continued introduction of new styles and designs to complement its seasonal and core product offerings. The Company intends to continue this approach with respect to its Chico’s brand and intends to expand the utilization of this approach with respect to the White House | Black Market brand.

      As of March 31, 2004, the Company operated 559 retail stores, including those under the names of Chico’s and White House | Black Market in 45 states, the District of Columbia, the Virgin Islands and Puerto Rico. The Company’s 403 Chico’s front-line Company-owned stores and 121 White House | Black Market stores, as of this date, compete in the “better-priced” market, with 31% of these stores in upscale malls, 18% in upscale street locations and the balance in open air specialty and strip centers. Chico’s also has 12 franchised locations remaining in 4 states, although no new franchisees have been authorized since 1989. There are also 23 Chico’s outlet locations at March 31, 2004, which provide clearance activities for the Chico’s front-line stores. Currently, there are no White House | Black Market outlets, although several stores have been designated as “sale” stores for clearance purposes. There are plans to open additional Chico’s outlets and White House | Black Market outlet locations in fiscal 2004 and beyond.

      In May 2000, the Company established a call center for catalog and online sales for its Chico’s brand. Although the Chico’s brand mails a catalog almost every month, the Company historically has relied on these catalogs as a staple to drive its customers into its Chico’s brand stores. Since May 2000, these catalogs have also served to promote and encourage call-in and online sales. Sales through the catalog’s toll free telephone numbers and from www.chicos.com amounted to $22.8 million in fiscal 2003 and are viewed as additional sales that provide a customer service for those who prefer shopping in this manner. The Company also launched a catalog for the White House | Black Market brand for the first time during the fiscal 2003 Christmas holiday season. This catalog was designed to drive customers into the White House | Black Market stores, and the Company has not yet established the ability for customers to order White House | Black Market merchandise online or through the catalog. The Company intends to expand its call center operations to handle catalog and online sales of White House | Black Market merchandise in early fiscal 2005.

      Chico’s has been experiencing annual double digit same store sales increases since fiscal 1997. Through late 2000, the Company had been able to use markdowns (first, second and special sales) in its front-line stores to effectively clear merchandise without opening new outlets. During this time, the Company operated between 7 and 8 outlets. In late 2000, Chico’s decided to develop a plan to discontinue using some of its smaller front-line stores as clearance vehicles and to reallocate more of the square footage to full-priced merchandise. To this end, the Chico’s brand established a separate outlet division, with separate management, which has since expanded to 23 Chico’s outlets, most of which have a larger average store square footage than in previous years. In order to provide the outlets with a full complement of merchandise, Chico’s also developed a supplemental product line for distribution only through its outlet stores which product line had been labeled “Market by Chico’s.” During fiscal 2004, the Company will be changing the name of this label to avoid confusion with its newly acquired White House | Black Market brand. This supplemental label includes select product items that are designed to help promote the clearance of existing merchandise.

      Also during the past few fiscal years, the Company has been testing the expansion of its Chico’s brand within its stores by offering certain items which complement the clothing product, such as footwear, leather goods, watches, and other gift products which are designed by the Company. All of these items are intended to promote the Chico’s brand in areas beyond clothing. Because of the additional space required to accommodate these additional categories and in an effort to improve the visual ambiance of its clothing and accessory presentations, the Company has been actively pursuing larger spaces for its existing and new Chico’s brand stores. Rather than targeting a 1,200-1,500 net selling square foot store as the Company had pursued through fiscal 1998, the Company now believes the target Chico’s brand store size is in the 1,800-3,000 net selling square feet range. Although the Company may from time to time still open Chico’s brand stores in the 1,200-1,700 net selling square foot range, particularly in markets where rents are very high or when a larger well positioned store is not available at a particular location, the Company’s primary focus in both its new and existing markets is a Chico’s brand store with 1,800-3,000 net selling square feet.

      The average size of the White House | Black Market brand store has been about 30-40% smaller than the current targeted size for a Chico’s store. In the future, the primary focus for White House | Black Market brand stores, in both new and existing markets, is expected to be a store with 1,500-2,000 net selling square feet.

      The Company intends to continue locating a large portion of its front-line Company-owned stores, including Chico’s and White House | Black Market, primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in, or near, mid-to-larger sized markets. Recently, the Company has been testing several locations in smaller sized markets with encouraging results. The Company intends to expand its opening of stores in smaller sized markets as long as results are meeting expectations. In the fiscal year ended January 31, 2004 (fiscal 2003), the Company opened 72 net new Company-owned stores (including 7 White House | Black Market stores opened since The White House, Inc. was acquired in September 2003 and 6 new Chico’s outlet stores). The Company plans to open a minimum of between 85 and 95 net new Company-owned stores in the fiscal year ending January 29, 2005 (fiscal 2004). Of this total, approximately 40-45 are expected to be Chico’s stores, approximately 35-40 are expected to be White House | Black Market stores, and approximately 10 stores are expected to be opened as test stores for Soma by Chico’s. The Company also expects to close between 2 to 4 existing Chico’s stores and between 2 to 4 White House | Black Market stores during fiscal 2004.

The White House, Inc. Acquisition

      On September 5, 2003, the Company acquired all of the outstanding common stock of The White House, Inc. (“The White House”). As of September 5, 2003, The White House operated 107 stores in 30 states, the Virgin Islands, Puerto Rico and the District of Columbia. As a result of the acquisition, the Company believes it is now poised to strengthen its position in the specialty retail market and more effectively continue with its overall growth strategy.

      Over the three-year period ended on February 1, 2003, The White House increased its store base from 60 to 92 stores and achieved a compound annual growth rate in net sales of 32.9%. The White House’s comparable store sales gains averaged 11.5% per fiscal year during this period, increasing 13.1% in the fiscal year ended February 2, 2002 and 16.3% in the fiscal year ended February 1, 2003. The Company believes that its expertise in brand management, sourcing and other logistics provides the Company with the ability to continue to successfully expand product offerings and distribution under the White House | Black Market brand. The Company believes there are excellent opportunities for achieving operating synergies, some of which are already being realized. The Company has already begun to integrate many of The White House’s overhead functions with the Company’s current operations, with the intention of further increasing the cash flow and profitability of The White House’s brand.

Business Strategies

      Overall Growth Strategy. Over the last several years, the Company has been building its infrastructure to accommodate anticipated future growth in its store base and the associated increases in revenues and expenses. This increase in infrastructure includes significant additions to its senior and middle management teams, a rollout of state-of-the art cash registers (fiscal 2001), a new distribution center (fiscal 2002) and new back office software which “went live” in the latter half of fiscal 2003. As discussed above, the Company acquired The White House, Inc. and its concept, White House | Black Market. The Company believes the White House | Black Market concept has the potential for continued future growth within the United States and, through the added leverage of the two concepts in the leasing marketplace, better site locations for future Chico’s and White House | Black Market stores. The Company has established annual square footage growth of at least 20% as its overall goal (which aggregates the square footage of Chico’s, Soma by Chico’s and White House | Black Market stores) for the next several years. From the perspective of separately assessing the growth potential of each of the Company’s two primary divisions in the United States and the potential Canada market, the Company anticipates the overall market for Chico’s stores to be between 600 and 800 stores, and that the overall market for White House | Black Market stores is very comparable to the potential number of Chico’s brand stores.

      Distinctive Private Label Clothing and Coordinated Accessories. The most important element of the Company’s business strategies is the distinctive private label clothing and complementary accessories offered for sale at its stores.

Chico’s. Emphasizing a relaxed fit as well as comfort, the Chico’s brand clothing is made mostly from natural fabrics (including cotton, rayon, linen and silk) blends and sophisticated synthetics and synthetic blends. Accessories, such as handbags, belts, shoes and jewelry, including earrings, necklaces and bracelets, are specifically designed to coordinate with the colors and patterns of the Chico’s brand clothing, enabling customers to easily enhance and individualize their wardrobe selections.

The Company designs virtually all of the clothing and accessories offered at the Chico’s stores either in-house or working with its independent vendors, and the Company controls most aspects of the design process, including choices of pattern, construction, specifications, fabric, finishes and color.

The private label Chico’s brand clothing is designed through the coordinated efforts of the Company’s merchandising and product development teams. Style, pattern, color and fabric for individual items of the private label Chico’s brand clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer.

The Chico’s brand product development and merchandising teams develop the in-house designs and design modifications. By conceptualizing and designing in-house and then contracting, for the most part, directly with manufacturers and providing some on-site quality control, the Company has been able to realize average initial gross profit margins for its Chico’s brand clothing and accessories that are higher than the industry average, while at the same time providing value to its customers.

The distinctive nature of the Chico’s brand clothing is carried through in its sizing. Stores within the Chico’s brand incorporate international type sizing, utilizing sizes 0 (size 4-6), 1 (size 8-10), 2 (size 10-12), and 3 (size 14-16). As in the past, the Chico’s brand occasionally will offer one-size-fits-all and small, medium and large sizing for some items. The relaxed nature of clothing bearing the Chico’s name allows the Chico’s stores to utilize this unusual sizing and thus to offer a wide selection of clothing without having to invest in a large number of different sizes within a single style. The Company has recently added half sizes (sizes .5, 1.5, 2.5 and 3.5) to some of its pant styles, most notably jeans.

White House | Black Market. The White House | Black Market brand clothing is made from natural and synthetic fabrics, including cotton, rayon, silk, polyester, tencel, microfibers and matte jersey, all in the classic and timeless colors of black and white and related shades. As is the case with the Chico’s brand, the accessories, such as handbags, belts and jewelry, including earrings, necklaces and bracelets, are specifically purchased and developed to coordinate with the colors and patterns of the White House | Black Market brand clothing, enabling customers to easily enhance and individualize their wardrobe selections.

Similar to the Chico’s brand, the clothing and accessories offered at the White House | Black Market stores are both designed in-house and designed and developed in conjunction with the Company’s direct vendors and third party manufacturers, although, for the most part, the White House | Black Market purchases from intermediaries rather than directly from the manufacturers. The merchandise is selected, enhanced and created so as to carry out the White House | Black Market commitment to “make women feel beautiful” and to project a contemporary, feminine and youthful self-image. As is the case with the Chico’s brand, the style, pattern, color and fabric for individual items of White House | Black Market brand clothing are selected based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer.

For the foreseeable future, the Company will continue to allow the White House | Black Market vendors to assist the merchandising and creative teams in the design and development of the White House | Black Market clothing and accessories. The Company intends to offer the assistance of the sourcing and product development teams for the Chico’s brand to the White House | Black Market teams in the process of product development and sourcing, and, at the appropriate time, may transition the in-house design and sourcing process for its product offering to deal more directly with its manufacturers

Sizing in White House | Black Market stores is currently American sizes in the 0-14 range, which the Company believes is more appropriate for the target White House | Black Market customer. As a result, the fit of the White House | Black Market clothing tends to be comfortable, yet more styled to enhance the figure of a body-conscious woman.

      Personalized Service and Customer Assistance. The Company has always considered personalized customer service one of the most important factors in determining its success. The Company intends, through its specialized training efforts, to make certain that sales associates in both Chico’s and White House | Black Market stores offer assistance and advice on various aspects of their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories.

Chico’s. As part of its strategy to reinforce the casual and comfortable aspects of the Chico’s brand clothing, Chico’s sales associates are trained to demonstrate to customers the most attractive ways to wear Chico’s brand clothing. Dressing rooms in a Chico’s store are generally not equipped with mirrors, encouraging customers to come out of the dressing rooms so that store personnel can provide such assistance. Chico’s stores have not found it necessary to offer alteration services.

Sales associates at Chico’s stores are encouraged to know their regular customers’ preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. The Company encourages, but does not require, sales associates at Chico’s stores to wear the Chico’s brand clothing and accessories in its stores (subject to varying state laws) and, to complement this, it offers substantial employee discounts. To better serve the Chico’s customer, sales associates are encouraged to become familiar with new styles and designs of clothing and accessories by trying on new merchandise.

White House | Black Market. Although customer service has always been very important to White House | Black Market sales associates, the Company is in the process of developing new training programs to provide an even more focused customer service emphasis for the White House | Black Market sales associates, borrowing proven strategies from the operations of its Chico’s stores. These successful customer service strategies are being tailored to the White House | Black Market store brand and product offerings and are to be implemented through this enhanced training of White House | Black Market sales associates. Although White House | Black Market dressing rooms are equipped with mirrors (and are expected to continue to be so equipped), store associates will be trained to further enhance their abilities to assist and advise on various aspects of their customers’ fashion and wardrobe needs.

      The Company takes pride in empowering its associates to make decisions that best service the customer. This healthy sense of empowerment enables the Company’s associates to exceed customers’ expectations. In addition, many of the Chico’s store managers and sales associates were themselves Chico’s customers prior to joining the Company and can therefore more easily identify with customers. The Company’s associates are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico’s or White House | Black Market store. The Company provides a Company sponsored “SKU hotline” to assist sales associates with this task.

      Customer Loyalty. Building customer loyalty through focused preferred customer programs and effective implementation of the Company’s merchandising and customer service strategies is considered a key element for the Company’s success.

Chico’s. Chico’s preferred customer club, which was established in the early 1990’s and which is known as the “Passport Club”, was designed to encourage repeat sales and customer loyalty for its Chico’s brand. Features of the club include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new Chico’s brand merchandise. In late 1994, the Company decided to limit the number of new members and to evaluate ways to restructure the program.

The Company relaunched the Passport Club (“Passport”) in February 1999 with essentially the same features. A Chico’s brand customer signs up to join the Passport Club at no cost, initially as a “preliminary” member. Once the customer spends $500 over any time frame, the customer becomes a “permanent” member entitled to a 5% lifetime discount, advance sale notices, free shipping and other benefits. Since the relaunch in early 1999, Chico’s has been very successful in increasing its database of preliminary and permanent Passport members. As of January 31, 2004, Chico’s had over 940,000 permanent Passport members and over 3.0 million preliminary Passport members. During fiscal 2003, the permanent Passport members accounted for approximately 74% of overall sales, while the preliminary members accounted for 20% of overall sales. Also, during fiscal 2003, Chico’s signed up an average of 66,000 preliminary new members per month, of which an average of 25,000 per month spent the required $500 to become a permanent member. Prior to the relaunch of Passport, the permanent members accounted for approximately 10% of overall sales at Chico’s stores and the Company was unable to effectively track preliminary Passport members sales.

The Company believes that permanent Passport members shop more frequently and spend more on the average transaction than preliminary Passport members. During the fiscal year ended January 31,

2004, the average permanent Chico’s passport member spent $112 per transaction and shopped four to seven times per year, while the preliminary Passport members averaged $75 per transaction and shopped one to three times per year.

With the sophisticated database hardware and software the Company has acquired to manage the SKU-level transactions being recorded for both preliminary and permanent Passport members, the Company believes it is better able to more sharply focus its marketing, design and merchandising efforts to better address and define the desires of its target customer. The Company intends to extend the Passport benefits offered to the Chico’s customers at its Soma by Chico’s test stores.

White House | Black Market. The Company anticipates beginning a customer loyalty program that may, or may not, be similar to Passport for its White House | Black Market customers in late fiscal 2004 or early fiscal 2005. Based on the responses to catalogs and magazine advertisements in fiscal 2004, the Company will evaluate the anticipated needs of the White House | Black Market customer and will seek to develop a frequent shopper club designed to meet those needs.

      High-Energy, Loyal Associates. The Company believes that the dedication, high energy level and experience of the members of its senior management team, support staff and store associates are key to its continued growth and success and helps to encourage personalized attention to the needs of its customers.

      In selecting its associates at all levels of responsibility, the Company looks for quality individuals with high energy levels who project a positive outlook. The Company has found that such persons perform most effectively for the Company and contribute to a fun and exciting shopping experience for its customers. White House | Black Market has followed a similar philosophy for its associates and this has helped to facilitate an easier integration from a personnel perspective.

      Sales associates are compensated with a base hourly wage but also have opportunities to earn substantial incentive compensation based on their individual sales. For the most part, these incentives are based upon the dollar amount of sales to individual customers, thereby encouraging sales of multiple items and focusing the sales associate on each transaction. Store managers receive base salaries and are eligible to earn various incentive bonuses tied to individual sales and storewide sales performance. Each store brand has separate district and regional managers. The district and regional managers receive base salaries and also have the opportunity to earn monthly incentive compensation based upon the sales performance of stores in their districts and regions, as well as incentives, including, in some years, stock options, based on their district or region performance compared to the overall sales performance of the respective store brand.

      The Company offers its associates other recognition programs and the opportunity to participate in its stock incentive, stock purchase and 401(k) programs. Management believes that these programs and policies offer the Company’s associates opportunities to earn total compensation at levels generally at, or above, the average in the retail industry for comparable positions.

      The Company’s emphasis, where possible, on a “promote from within” philosophy, combined with increases in the number of new Company-owned stores, provides opportunities for qualified associates to advance to higher positions in the Company.

      Additional Company-Owned Stores. Management believes that the ability to open additional Company-owned stores will be a factor in the future success of the Company. During fiscal 2000, the Company opened 50 new Company-owned front-line stores and two new franchised stores while closing two front-line stores and one outlet store. During fiscal 2001, the Company opened 59 new front-line Company-owned stores and five new Company-owned outlet stores, while closing two front-line stores and one outlet store. During fiscal 2002, the Company opened 60 new Company-owned front-line stores, 6 new Company-owned outlet stores and one new franchised store, while no stores were closed. Prior to March 2003, all stores opened were under the Chico’s brand name. During fiscal 2003, the Company opened 51 new Company-owned Chico’s front-line stores, 10 Pazo stores, seven White House | Black Market stores (since September 5, 2003) and six new Company-owned outlet stores, while closing two Chico’s front-line stores. Also, during fiscal 2003, the Company converted one Pazo store into a Chico’s front-line store. During fiscal 2003, the Company decided to discontinue the Pazo test concept and will convert 9 of the Pazo stores to the Company’s other concepts and will permanently close the remaining Pazo store. As of March 31, 2004, the Company has opened 4, net front-

line stores under the Chico’s name and 7 White House | Black Market stores (including the conversion of 5 Pazo stores into White House | Black Market stores) of the minimum 85-95 net new Company-owned stores planned to be opened in fiscal 2004. The Company has signed leases for several additional new Chico’s and White House | Black Market store locations, and the Company also is currently engaged in negotiations for the leasing of numerous additional sites. Of the 85-95 net new Company-owned stores to be opened in fiscal 2004, the Company expects to open 18-22 stores in the first quarter, 20-24 stores in the second quarter, 32-40 stores in the third quarter, and the balance in the fourth quarter.

      In general, the Company intends to locate its new stores predominantly outside of Florida. In deciding whether to open a new store, the Company undertakes an extensive analysis which includes the following: identifying an appropriate geographic market; satisfying certain local demographic requirements; evaluating the location of the shopping area or mall and the site within the shopping area or mall; assessing proposed lease terms; and evaluating the sales volume necessary to achieve certain profitability criteria. Once the Company takes occupancy, it usually takes from three to five weeks to open a store. After opening, Chico’s front-line stores have typically generated positive cash flow within the first year of operation (after allocation of a portion of home office administrative expense based on sales) and have typically had an eleven to eighteen month payback of all initial capital and inventory costs. Prior to the Company’s acquisition of the White House | Black Market chain, White House | Black Market stores, on average, generated positive cash flow within the first year of operations and achieved an eighteen to twenty-four month payback of initial capital and inventory costs. The Company expects new White House | Black Market stores to continue to generate positive cash flow within their first year of operations and expects the new White House | Black Market stores to improve on these performance measures by achieving payback of all initial capital and inventory costs within at least eighteen months after opening. However, there can be no assurance that new Chico’s or White House | Black Market stores will achieve operating results similar to those achieved in the past.

      The Company plans to grow by opening additional Company-owned stores and does not currently intend to increase the number of franchisees. The Company intends to continue providing full support for its franchise network and anticipates that one of its existing franchisees may be able to further meet the Chico’s criteria for opening additional stores in its limited territory. This franchisee opened one new franchised store in fiscal 1998, one in fiscal 1999, two in fiscal 2000, none in fiscal 2001, one in fiscal 2002 and none in fiscal 2003.

Store Locations

      The Company’s Chico’s and White House | Black Market stores are situated, for the most part, either in tourist areas or in, or near, mid-to-larger sized markets. Recently, the Company has been testing several locations in smaller sized markets with encouraging results. The Company intends to expand its opening of stores in smaller sized markets as long as results are meeting expectations. The Company’s front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls which offer high traffic of the respective target customers of the brand. For both brands, the Company seeks to locate the Company-owned front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more mid-to-high end department stores as anchor tenants. The Chico’s brand outlet stores are, for the most part, located in outlet centers, although the Company is evaluating the possibility of opening several new outlets in value centers.

      At January 31, 2004, the Chico’s brand Company-owned front-line stores average approximately 1,939 net selling square feet, while the Chico’s brand Company-owned outlet stores average approximately 2,998 net selling square feet and the White House | Black Market brand stores average approximately 1,175 net selling square feet. The Company seeks to open Chico’s brand front-line stores with approximately 1,800-3,000 net selling square feet and to open White House | Black Market brand stores with approximately 1,500-2,000 net selling square feet. However, in locations where the Company has a desire to establish a store for either brand but where the optimum store size or location is unavailable, the Company will lease a front-line store with as few as 1,200 net selling square feet or as many as 4,000 net selling square feet. If the volume of business at one of these smaller stores is sufficient, and there is no ability to expand the existing store, the Company has chosen in the past to open additional stores nearby, operating more than one store in the same general shopping area. Non-selling space within Company-owned stores for both principal brands generally amounts to 20-25% of the gross leased space, and is not considered in the net selling square foot calculations.

      At March 31, 2004, there were 559 stores, of which 403 were Company-owned front-line Chico’s stores, 23 were Company-owned Chico’s outlet stores, 12 were franchised Chico’s stores and 121 were White House | Black Market stores. The Company’s current stores are located in the following jurisdictions:

	Chico’s
	Company-Owned	Chico’s	Chico’s
	Front-Line	Company-Owned	Franchised	White House|Black
	Stores	Outlet Stores	Stores	Market Stores	Total Stores

California	52	4		17	73
Florida	47	4	1	19	71
Texas	29	2		9	40
Georgia	14	1		7	22
Illinois	17	1		4	22
Virginia	17	2		3	22
New Jersey	17			3	20
North Carolina	14	1		4	19
Maryland	12			6	18
New York	13	2		2	17
Michigan	12		1	3	16
Arizona	10	1		4	15
Connecticut	13			2	15
Massachusetts	14	1			15
Pennsylvania	13			2	15
Ohio	11			3	14
Minnesota			9	2	11
South Carolina	7			4	11
Colorado	7	1		2	10
Missouri	7			3	10
Louisiana	6			2	8
Tennessee	8				8
Alabama	5	1		1	7
Nevada	3	1		2	6
Oklahoma	5			1	6
Oregon	6				6
Kansas	3			2	5
Kentucky	4			1	5
Utah	4			1	5
Washington	5				5
Wisconsin	5				5
Delaware	1	1		2	4
District of Columbia	2			2	4
New Mexico	3			1	4
Rhode Island	3			1	4
Hawaii				3	3
Indiana	2		1		3
Arkansas	2				2
Mississippi	2				2
Nebraska	2				2
U.S. Virgin Islands				2	2
Idaho	1				1
Iowa	1				1
Maine	1				1
Montana	1				1
Puerto Rico				1	1
Vermont	1				1
Wyoming	1				1

Total	403	23	12	121	559

     In a typical new front-line Company store (including new Chico’s stores and new White House | Black Market stores), the Company’s cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $350,000 to $650,000 (after taking into account landlord construction allowances and other concessions).

      For both store concepts, the Company utilizes teams of associates experienced in new store openings who are able to supervise final build-out and set up store interiors rapidly, including, where necessary, the flooring, furniture, fixturing, equipment and initial inventory displays. The use of in-house crews allows the Company to open a new store generally within three to five weeks after taking occupancy. As a result, management believes that the Company opens its new stores more rapidly and at somewhat less cost than many of its competitors. The Company has an arrangement whereby the final design and initial build-out of the store is handled by third-party architectural and contracting firms, with offices or affiliates throughout the country. Under this arrangement, the Company’s in-house crews are still responsible for approving the final stages of the build-out and for setting up the store interiors.

      The following table sets forth information concerning changes in the number of Company-owned and franchise stores during the past five fiscal years:

	Fiscal Year Ended

	January 29,	February 3,	February 2,	February 1,	January 31,
	2000	2001	2002	2003	2004
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Number of Company-Owned Stores
Stores at beginning of year*	154	191	239	300	366
Opened**	40	51	64	66	74	***
Acquired pursuant to The White House transaction	—	—	—	—	107
Closed	(3)	(3)	(3)	—	(2)

Stores at end of year	191	239	300	366	545

Number of Franchise Stores
Stores at beginning of year	8	9	11	11	12
Opened	1	2	—	1	—

Stores at end of year	9	11	11	12	12

Number of Total Stores	200	250	311	378	557	****

*	Not retroactively restated to include the White House | Black Market stores prior to September 5, 2003.

**	Not retroactively restated to include the growth in the number of White House | Black Market stores prior to September 5, 2003. Also, does not include stores that opened as relocations of previously existing stores within the same general market area (approximately five miles) or substantial expansions of stores.

***	Includes 7 White House | Black Market stores, which were opened by the Company subsequent to the acquisition of The White House on September 5, 2003.

****	Composed of 411 Chico’s front-line stores, 23 Chico’s outlet stores, 114 White House | Black Market stores and 9 Pazo stores.

Outlet Stores

      As of March 31, 2004, the Company operated 23 outlet stores under the name “Chico’s.” Chico’s outlet stores carry slower-selling items removed from the Chico’s brand front-line stores, remaining pieces of better-selling items replaced by new shipments of merchandise to front-line stores, returns of merchandise accepted from franchise stores under the Company’s franchisee return policy, seconds of Chico’s brand merchandise, and its “Market by Chico’s” line, which will utilize a new label name in fiscal 2004 and which is intended to help promote clearance of existing styles by complementing the other outlet merchandise. The Company does not currently anticipate that the “Market by Chico’s” label, or its new label name, will account for more than 10% of outlet sales in the future. Chico’s outlet stores act as a vehicle for clearing certain marked down merchandise while continuing to allow Chico’s brand front-line stores to maintain a somewhat limited markdown policy. Prices at Chico’s outlet stores generally range from 30% to 70% below regular retail prices at Chico’s brand front-line stores. Although service is also important at Chico’s outlet stores, there is somewhat less emphasis in the outlet stores on personalized customer service. Sales from the Company’s outlet stores represented approximately 4.3% of the Company’s net sales and the “Market by Chico’s” label represented approximately 6% of the outlet sales during fiscal 2003. Chico’s outlet stores have not been intended to be profit centers, and the Company is constantly re-evaluating its approach to outlet stores to improve the return on clearance of such goods.

      Chico’s outlet stores are generally larger than front-line stores, averaging approximately 2,998 net selling square feet at January 31, 2004. The Company opened six new outlet stores in fiscal 2003, six new outlet stores in fiscal 2002 and five new outlet stores in fiscal 2001. Currently, the Company is planning to open 1-3 White House | Black Market outlet stores and 2-3 Chico’s outlet stores in fiscal 2004.

Franchise Stores

      Currently, there are twelve franchised Chico’s brand stores operated by four owners, none of whom is otherwise affiliated with the Company. Each franchisee paid an initial franchise fee of between $5,000 and $75,000 per store and is not required to pay any continuing monthly royalty. Each franchisee has been provided an exclusive license at a specified location to operate a Chico’s brand store and to utilize certain of the Company’s trademarks, service marks and certain other rights of the Company relating to the sale of Chico’s brand merchandise. The term of the franchise is generally ten years, renewable for additional ten-year periods if certain conditions pertaining to the renewal are met (including the payment of a renewal fee). Franchisees are required to operate their Chico’s brand stores in compliance with the Company’s methods, standards and specifications for the Chico’s brand regarding such matters as store design, fixturing and furnishings, decor and signage, merchandise type and presentation, and customer service. The franchisee has full discretion to determine the prices to be charged to customers generally by changing or replacing the pre-ticketed price tags. Franchisees are required to purchase all Chico’s brand clothing and all Chico’s brand accessories from Chico’s or from suppliers approved by the Company. Currently, the merchandise offered by Chico’s franchisees at their stores is purchased from the Company at prices equal to 50% of suggested retail prices, subject to rebates of between 2% and 8% based on actual quarterly return rates versus preset goals. In certain situations, franchise stores may carry other brands of clothing or accessories if such merchandise is approved by the Company. In such cases, franchisees may be required to pay to the Company a monthly royalty equal to 5% of gross sales of any approved merchandise not purchased from the Company. During fiscal 2003, the Company’s net sales to franchisees was approximately $7.8 million, or 1.0% of total net sales.

      As of March 31, 2004, the franchisee holding franchise rights in Minnesota has the right to open additional Chico’s brand stores. With respect to the franchise rights granted in Minnesota, the Company granted an exclusive right to develop Chico’s brand stores and subfranchise within the state of Minnesota. The Minnesota franchisee may technically have the ability to open an unlimited number of additional stores within its limited territory. However, the Company believes that economic, logistic and other practical considerations effectively limit the number of additional Chico’s brand stores that this franchisee may open in the future. The Company does not believe that the rights of the Minnesota franchisee will significantly limit the Company’s ability to expand.

      The Company intends to continue supporting its existing Chico’s brand franchise network. However, the Company does not intend at this time to pursue any new franchises with the Chico’s brand, to establish any franchises with the White House | Black Market brand, or to enter into any additional franchise territory development agreements. In the past, the Company has acquired certain franchise stores that have been offered for sale to the Company. During fiscal 2003, the Company did not repurchase any of its franchise stores although it would consider additional purchases of franchise stores that may be offered to the Company from time to time in the future. In addition, the Company may terminate franchises where performance or circumstances so justify. Management expects that Chico’s brand franchise stores will play an increasingly less important role in the Company’s future sales and profitability.

Store Operations

      The Company-owned Chico’s stores typically employ a manager, two assistant managers, and numerous sales associates who are either full-time or part-time associates. The White House | Black Market stores historically have employed a manager and a slightly smaller support staff of associates, in part because of the smaller average size of stores. In an effort to further enhance customer service and drive sales in appropriate locations, staffing is being increased somewhat at White House | Black Market stores. In addition, at newer White House | Black Market stores, which are generally larger in size, the Company will typically employ a staff comparable in size to that at Company-owned Chico’s stores. During the peak selling seasons, both Company-owned Chico’s stores and White House | Black Market stores generally hire additional sales associates.

      Store managers at Company-owned Chico’s stores are responsible for managing the store’s business and driving sales in the stores. In order to effectively accomplish these tasks, store managers are encouraged to be present on the sales floor whenever possible during business hours. Many store support functions, such as purchasing and accounting, are handled by the Company’s corporate headquarters. This allows store managers more time to focus on store sales through the effective management and training of the sales force, ensuring customer service, and in-store and local community merchandising strategies, including outreach programs. A similar allocation of responsibility is in the process of being implemented and adapted to the operations of the White House | Black Market stores.

      Chico’s has established formalized training programs that are intended to reinforce and enhance the personalized customer service offered by all associates as well as increase their merchandise knowledge. The comprehensive training programs include a Most Amazing Personal Services (M.A.P.S.) module and a Most Amazing Register System (M.A.R.S.) module, among others, which the Company believes will help assure that sales associates better understand the Chico’s product and improve the level of service provided to its customers. The Company has begun to implement similar training programs for White House | Black Market associates and expects to incorporate the Company’s sophisticated cash register system in White House | Black Market stores by the end of fiscal 2004.

Chico’s. The Company currently supervises its Chico’s store operations through its Chief Stores Officer, its Vice President-National Sales, its Senior Director Store Support, several Chico’s Regional Sales Managers, and numerous Chico’s District Sales Managers. The Vice President-National Sales and Senior Director Store Support have direct supervision responsibility of the Chico’s Regional Sales Managers. The Chico’s Regional Sales Managers have direct supervision responsibility of the Chico’s District Sales Managers. Each Chico’s District Sales Manager supervises multiple store locations. Chico’s District Sales Managers have primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, staffing, training and expense-control programs established by headquarters.

White House | Black Market. The Company currently supervises its White House | Black Market store operations through its Chief Stores Officer, its National Director of Sales, its Director-Store Support, several recently appointed White House | Black Market Regional Sales Managers, and numerous White House | Black Market District Sales Managers. The National Director of Sales and Director-Store Support have direct supervision responsibility of the White House | Black Market Regional Sales Managers. The White House | Black Market Regional Sales Managers have direct supervision responsibility of the District Sales Managers. Each White House | Black Market District Sales Manager supervises multiple store locations. White House | Black Market District Sales Managers have primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, staffing, training and expense-control programs established by headquarters.

      Management is continually reviewing its supervisory structures with the intent of improving the performance of individual stores and store managers.

Management Information Systems

      The Company’s current principal management information systems are run on numerous Windows NT/2000 based Applications Servers and two IBM AS/400 platforms located at the home office in Ft. Myers, Florida and the Winder, Georgia distribution center, which provide a full range of retail, catalog, Internet, financial and merchandising information systems, including purchasing, inventory distribution and control, sales reporting, accounting, warehousing and merchandise management principally using CRS Retail Systems, Lawson, Manhattan Associates, STS by NSB, Momentis and Mozart by Commercialware.

      The Company installed the Manhattan Associates distribution package and the Lawson Human Resource software during fiscal 2002 and installed the remaining new packages to replace the existing Island Pacific packages during the latter half of fiscal 2003. As of January 31, 2004, software and hardware costs associated with the implementation of the new software packages totaling approximately $15.7 million were capitalized and are being charged to depreciation expense over the estimated useful lives of the assets.

      All Company-owned Chico’s stores utilize point of sale cash register computers, which are polled nightly to collect SKU-level sales data, Passport information and inventory receipt and transfer information for each item of merchandise, including information by style, color and size. Management evaluates this information, together with its weekly reports on merchandise shipments to the stores, to analyze profitability, formulate and implement company-wide merchandise pricing decisions, assist management in the scheduling and compensation of associates (including the determination of incentives earned) and, most importantly, to implement merchandising decisions regarding needs for additional merchandise, allocation of merchandise, future design and manufacturing needs and movement of merchandise from Chico’s front-line stores to Chico’s outlet stores.

      During fiscal 2001, the Company replaced its in-house developed, DOS-based, cash register systems with a cash register using a Windows NT platform in a wide area network and using the CRS Retail Systems software used by many other retailers. The Company is now focused on the second phase of the register rollout which will focus on improving customer service, reporting, training and overall functionality, including allowing the Company to integrate all three channels of distribution and allowing more extensive use of computer-based training to complement its existing training programs. To that end, the Company rolled out an electronic gift card program in fiscal 2002 and intends to replace its current POS hardware with new and improved hardware and upgraded software in early fiscal 2005.

      The White House | Black Market operations utilize different industry standard software systems to provide the various functions related to point-of-sale, inventory management, planning and distribution. The financial books and records for White House | Black Market operations have been migrated to the Company’s existing financial systems and efforts are underway to integrate the software systems currently being utilized for the other operations of White House | Black Market with the Company’s newly implemented software systems. The Company expects to move the White House | Black Market merchandising, distribution and allocation software from its existing platform to a platform using systems substantially like those used at Chico’s in fiscal 2004. In addition, the Company plans to replace the current White House | Black Market cash registers with a register very similar to the Chico’s cash register in the second and third quarters of fiscal 2004.

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

      Also during fiscal 2002, the Company acquired and installed sophisticated “put-to-light” material handling equipment and integrated it with the Warehouse Management System from Manhattan Associates, Inc. to create a new, more automated distribution system. The Company went live with this system in September 2002, closed its Fort Myers distribution center in February 2003 and now has all of its Chico’s brand distribution activities based in this new center. The Company operates both its store fulfillment and its mail order and Internet fulfillment from its new facility. During fiscal 2003, the distribution systems software was integrated with the Company’s newly implemented STS software systems. The Company’s previous distribution center in Ft. Myers has since been converted to office space.

      The distribution operations at the White House | Black Market distribution center and headquarters located in Glen Burnie, Maryland will be moved to the Company’s distribution center in Winder, Georgia in early May 2004.

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

      The Company’s current distribution center is highly automated, thus generally permitting turnaround time between distribution center receipt of merchandise and arrival at stores to average approximately 24 to 48 hours for its nearest stores and two days to a week for its other stores. In an attempt to ensure a steady flow of new merchandise, the Company ships merchandise continuously to its stores. The Company uses common carriers, such as United Parcel Service and Federal Express, for most shipments to its stores.

      The capacity of the Company’s new distribution center in Georgia should be sufficient, in the opinion of management, to service the Company’s needs for at least several years of future growth (including without limitation the growth of Chico’s, White House | Black Market and, if expanded, Soma by Chico’s), without requiring building expansion under its existing county commitment. The Company will reexamine the need for building expansion at Winder, Georgia in fiscal 2005 and could begin construction as early as fiscal 2006.

Merchandise Design and Product Development

      Chico’s brand private label clothing is developed through the coordinated efforts of Chico’s merchandising, creative and product development teams and working with its independent vendors. White House | Black Market brand private label clothing is developed through a coordination of efforts between the White House | Black Market merchandising and creative team and the private label design teams of the outside vendors. The Company will continue to evaluate whether, and if so when, to expand the product development team at White House | Black Market. Style, pattern, color and fabric for individual items of the Company’s private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer.

      Chico’s creative and product development department reports to Patricia Murphy Kerstein, Executive Vice President-Chief Merchandising Officer and is headed up by the Vice President of Product Development. Ms. Murphy Kerstein also has the responsibility of overseeing and coordinating the buying, planning, and merchandise allocation departments, headed up by the Vice President-Merchandising, the Vice President-Merchandise Controller and the Vice President-Planning and Allocation. The Company’s sourcing, produc-

tion and quality control departments also report to Ms. Murphy Kerstein, and are headed up by the Vice President-Production, Sourcing and Quality Assurance.

      White House | Black Market’s creative, product development and merchandising teams are headed up by Patricia Darrow-Smith, Executive Vice President-Chief Merchandising Officer of The White House, Inc., who works with several division directors who, in turn, collectively oversee all areas.

      The creative and product development teams for Chico’s develop the in-house designs and design modifications with input from the Chico’s merchandising team as well as the independent vendors. The merchandising team for White House | Black Market coordinates with the creative and product development staffs at its various vendors in the evaluation of designs, design modifications, and creation of new product. In addition to selecting distinctive patterns and colors, the Chico’s product development team and the Company’s merchandising teams are particularly attentive to the design and specification of clothing style, construction, trim and fabric treatment. The Company believes this attention to design detail assists in distinguishing its clothing and strengthening the customer’s perception of quality and value.

      Although the Company develops merchandise for specific seasons, the product development efforts, both internally for Chico’s and on a coordinated basis with vendor product development personnel for White House | Black Market, are a constant process which result in the continual introduction of new merchandise in the Company’s front-line stores. This continual process supports the Company’s merchandising and inventory strategy, and serves to reduce, somewhat, the Company’s exposure to fashion risk associated with any group of styles or trends.

      Chico’s has historically purchased most of its Chico’s brand clothing and accessories from companies that manufacture such merchandise in foreign countries except for the “cut and sew” operations described below. White House | Black Market has historically purchased a significant amount of its White House | Black Market brand clothing and accessories from companies that arrange for such items to be manufactured in foreign countries. The Company does business with all of its foreign vendors and importers in United States currency, that may be supported through letters of credit.

      Clothing manufacturers of the Chico’s brand clothing utilize the designs and specifications provided by the Company most often through its CAD systems. Except for certain U.S. based “cut and sew” operations, the Company generally does not purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers. Since late 1997, the Company has been buying fabric and providing the fabric to domestic “cut and sew” manufacturers in the United States who are engaged by the Company to make the specified Chico’s brand designs and styles. The Company anticipates it is likely to continue this practice in the future.

      Currently, the Company contracts primarily with between 50 to 75 apparel vendors and 45 to 60 accessory vendors, as well as several fabric suppliers and several “cut and sew” vendors for its Chico’s brand merchandise. Because of certain perceived lower sourcing costs that can be associated with the Company’s vendors in various parts of the world and certain other long term uncertainties presented by such vendor relationships, the Company intends to continue to redirect a portion of its sourcing activities for Chico’s brand merchandise towards new vendors in China, India and other areas.

      Currently, the Company contracts with more than 100 different vendors for its White House | Black Market brand, but relies on five to seven core vendors who collectively account for over one third of the total White House | Black Market merchandise purchases. For the most part, however, the White House | Black Market team is not utilizing vendors that are currently supplying the Chico’s brand.

Chico’s. During fiscal 2003, China sources accounted for approximately 50% of the Company’s purchases of Chico’s brand merchandise, United States sources (including the cost of fabric and “cut and sew” vendors) accounted for approximately 21% of Chico’s brand merchandise, India sources accounted for approximately 13% of overall purchases, and Turkey sources accounted for approximately 6% of overall purchases, while Peru, Thailand, Korea, Phillipines, and other smaller sources, in the aggregate, amounted to approximately 10% of overall purchases. In fiscal 2004, the Company expects sourcing from China for Chico’s brand merchandise is likely to remain in the same percentage range of overall purchases as the prior year, while vendors in Turkey can be expected to continue to provide approximately 5% to 7% of total purchases. Purchases from vendors in India are also likely to remain in the 12% to 14% range of total purchases, while United States vendors are expected to decrease as a percentage of overall purchases.

White House | Black Market. Historically, approximately 50% of the White House | Black Market merchandise was produced domestically. It is expected that sourcing through foreign vendors could gradually increase now that White House | Black Market can utilize sourcing alternatives provided by the Company.

      Although there are no manufacturers that produced more than 10% of the Company’s merchandise during the last fiscal year, the Company has contracted with one intermediary vendor that accounted for 22% of the Company’s purchases for the Chico’s brand (including all fabric and labor) during the last fiscal year through separate subcontracts with several “cut and sew” factories in the United States and China. With respect to purchases for the Chico’s brand made through this intermediary, the Company, for the most part, purchases the necessary specialized cloth and then coordinates with this intermediary who arranges for various independent United States and Chinese “cut and sew” manufacturers to make the specified designs and styles. Although the Company believes that its relationship with this particular intermediary is good, there can be no assurance that this relationship can be maintained in the future or that the intermediary will continue to be available to coordinate and facilitate production and supply of merchandise. If there should be any significant disruption in the supply of merchandise through this intermediary in particular, management believes that it can successfully implement its contingency plans so as to allow it to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a short term material adverse impact, and possibly even a longer term material adverse impact, on the Company’s operations.

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

Imports and Import Restrictions

      Although Chico’s continues to utilize United States manufacturers to manufacture a portion of its clothing and although much of the clothing offered by White House | Black Market is being sourced from United States manufacturers, Chico’s has been shifting more and more of its manufacturing of clothing over the past several years to manufacturers located outside the United States and the Company expects this trend to continue for both Chico’s and White House | Black Market. As a result, the Company’s business has remained and will continue to remain subject to the various risks of doing business abroad and to the imposition of United States customs duties. In the ordinary course of its business, the Company may from time to time be subject to claims by the United States Custom Service for tariffs, duties and other charges.

      Imports from Turkey, Hong Kong, China, Taiwan, India, and Peru currently all receive the preferential tariff treatment that is accorded goods from countries qualifying for normal trade relations status (“NTR”), formerly known as most favored nation status. If the NTR status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of NTR treatment or subject to retaliatory tariffs, it would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in NTR status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries. The NTR status for China had in the past been subject to an annual review, and this annual review had generated considerable debate. In October 2000, then-President Clinton signed legislation designed to eliminate the need for this annual review and establish permanent NTR status between the United States and China, effective if and when China was admitted into the World Trade Organization (“WTO”). In December 2001, China became a member of the WTO and permanent NTR status became effective. Although the Company expects NTR status to continue for the countries where its principal vendors are located, the Company cannot predict whether the U.S. government will act to remove NTR status for any of the countries or take other actions that could impact the tariff treatment on foreign made goods coming from any of the countries where its principal vendors are located.

      The import of the Company’s clothing and some of its accessories also has been subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign jurisdictions. These agreements have imposed quotas that limit the amount of certain categories of clothing that can be imported from these countries into the United States. The bilateral agreements through which quotas have been imposed were negotiated under the framework established by the Arrangement Regarding International Trade, known as the “Multifiber Arrangement.”

      In 1994, the member-countries of the International Trade Organization completed the Uruguay Round of trade negotiations of the General Agreement on Tariffs and Trade and the Agreement was approved by the United States Congress. This pact, as it applies to textiles, which is now known as the WTO Agreement on Textiles and Clothing (the “ATC”), was implemented on January 1, 1995 and, as a result, the Multifiber Arrangement is being phased out over a period of ten years, thus eliminating many of the existing restrictions on the Company’s ability to import Chico’s and White House | Black Market merchandise, including quotas. However, most of the phase out has been left to the final year of the ten year period. The completion of this phase out is scheduled for January 1, 2005, although groups representing textile manufacturers recently have been urging the WTO to extend the import quotas on textiles and apparel for several additional years. A quasi-judicial unit of the WTO, the Textiles Monitoring Body (TMB), supervises the implementation of the ATC. The ATC could have an impact on the Company’s sourcing strategy as the phase out of the Multifiber Arrangement is completed. The Company cannot accurately assess at this time how the ATC will affect its financial results and operations or whether any extension of the phase out will be implemented or whether there might be other arrangements added in the future which impose other types of restrictions on imports of apparel and related accessories. For example, because of increased Chinese imports resulting in large part from the quota phase out, the United States has recently found it necessary to restrict Chinese imports on certain apparel items temporarily through the utilization of special safeguard provisions under China’s accession protocol. Although the apparel items subject to restriction are not items the Company purchases to any significant extent, similar safeguards on other apparel items may be requested by textile makers and are likely to be imposed as the quotas for such items are phased out.

      In recent years, the Company’s imports from countries subject to the Multifiber Arrangement have all fallen within the applicable quota limits. There can be no assurance that, as long as the quotas remain in effect, the Company’s vendors will be able to continue to secure sufficient quotas for shipments to the Company or will continue to allocate to the Company a sufficient portion of their respective quotas.

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

      As of March 31, 2004, of the countries where the Company’s existing or planned key vendors have manufacturing operations or suppliers, none was a priority foreign country. India and Taiwan were on the priority watch list and Peru and Turkey were on the secondary watch list.

      China continues to be monitored under a related provision of the Trade Act of 1974, section 306. The United States Trade Representative will be in a position to impose sanctions if China fails to adequately enforce existing bilateral agreements concerning intellectual property rights.

      Of countries where the Company’s existing or planned key vendors have manufacturing operations, Turkey, India and Peru have enjoyed Designated Beneficiary Developing Country (“DBDC”) status under the Generalized System of Preferences (“GSP”), a special status that is granted by the United States to developing nations. DBDC status allows certain products imported from those countries to enter the United States under a reduced rate of duty. In order to maintain that status, the countries are required to meet several criteria. The GSP was renewed in 2002 through December 31, 2006.

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

Advertising and Promotion

      The marketing program for Chico’s currently consists of the following integrated components, which are planned at a minimum of 3.6% and a maximum of 4.0% of the Company’s net sales for fiscal 2004:

•	The Passport Club (see page 6)

•	Direct mail/catalogs

•	National print and TV advertising

•	Internet and direct phone sales

•	Outreach programs

      Prior to November 1999, Chico’s had not allocated significant resources to mass media advertising other than direct mail. Chico’s had preferred instead to attract customers through its direct mail programs (which began in 1997), word-of-mouth advertising, its general reputation, its Passport Club and the visual appeal of its stores and window presentations of its merchandise. Chico’s sales associates supplement the promotion of the Company and its merchandise often by making personal telephone calls to existing customers informing them about new merchandise. Over the past several years the Company has increased its use of brochures, catalogs and other merchandise image pieces which are mailed to customers and made available at Chico’s stores.

      In November 1999, an integrated marketing program was initiated with store mailers and national print advertising reinforcing each other. The Passport Club database was expanded with inquiries from advertising prospect mailings and signup drives in the stores. The catalogs were upgraded at that time to reflect a move towards a sophisticated lifestyle. The mailers were successful in driving traffic into the stores and this program has been expanded each year since. Most of the active Chico’s Passport customers maintained in the database currently receive an average of one mailer per month. A lifestyle TV campaign was initiated in spring of 2001. The national print ad and television programs currently focus on magazines and television shows that have produced the best response rates for Chico’s measured by inquiries over the telephone and the Company’s website. A regional and national test of television ads was conducted for the first time during fiscal 2001 with a strong response. The Company increased its television advertising presence in fiscal 2002 and fiscal 2003, and, as a result of perceived response to such advertising, the Company plans to increase its television advertising further in fiscal 2004.

      Internet and telephone sales began on a limited basis in late May of 2000. Chico’s experienced sales (catalog and Internet) of approximately $22.8 million in this area in fiscal 2003. Chico’s web presence and call center also take in thousands of store location and catalog request inquiries per week. Chico’s anticipates approximately 35 million catalogs or mailers, together with national print, television ads, and web presence will be part of a marketing budget that will be between 3.6% and 4.0% of net sales during fiscal 2004, versus 3.6% of net sales in fiscal 2003, which included approximately 29 million catalogs. During fiscal 2003, the Company launched the first ever catalog showcasing the White House | Black Market brand and its merchandise and the Company anticipates continuing to produce catalogs for White House | Black Market in the future. The Company has also recently begun national magazine advertising for White House | Black Market, although no television advertisements are planned at this time for White House | Black Market.

      The Company also places additional emphasis on what it refers to as its “outreach programs.” These outreach programs include, among other events, fashion shows and wardrobing parties that are organized and hosted by store managers and sales associates. As part of these outreach programs, the Company also encourages its managers and sales associates to become involved in community projects. The Company has found its outreach programs are effective in providing introductions to new customers. The Company believes that these programs are effective marketing vehicles and it has developed programs to help its store level associates use these programs. To that end, the Company hired a Public Relations Coordinator in fiscal 2002 to coordinate fashion shows and events nationally and to obtain more awareness for such events in local newspapers and magazines.

Competition

      The women’s retail apparel business is highly competitive and has become even more competitive in the past several years. The Company’s stores compete with a broad range of national and regional retail chains, including other women’s apparel stores, department stores and specialty stores, as well as local retailers in the areas served by the Company’s stores, all of which sell merchandise generally similar to that offered in its stores. Even discount department stores have begun to carry merchandise which is designed to compete for the consumers that historically have been the Company’s target customer.

      Although management believes that there is limited direct competition for Chico’s and White House | Black Market merchandise largely because of the distinctive nature of the Company’s stores and merchandise, the retailers that are believed to most directly compete with Chico’s stores in many of the same local market areas are the mid-to-high end department stores including Nordstrom’s, Dillards, Neiman-Marcus, Bloomingdale’s, Marshall Field’s and Saks Fifth Avenue and specialty stores which include The Gap, Talbots, J. Jill, The Limited, Banana Republic, Christopher & Banks, and Coldwater Creek, as well as local boutique retailers in the areas served by individual Chico’s stores. The retailers that are believed to most directly compete with White House | Black Market stores are the same mid-to-high end department stores named above and specialty stores which include Ann Taylor, Ann Taylor Loft, Banana Republic, Cache, Anthropologie, bebe, and Arden B. as well as local boutiques. The number of competitors and the level of competition facing the Company’s stores vary by the specific local market area served by individual Chico’s or White House | Black Market stores.

      The Company believes that the distinctive designs of its clothing and accessories, which provide good value, their exclusive availability at its stores, the Company’s emphasis on personalized service and customer assistance, and the locations of its stores are the principal means by which the Company competes.

Employees

      As of January 31, 2004, the Company employed just over 7,100 persons, approximately 44% of whom were full-time associates and approximately 56% of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, 89% of the Company’s associates worked in Chico’s and White House | Black Market stores, Chico’s outlet stores and in direct field supervision, 2% worked in the distribution center and 9% worked in corporate headquarters and support functions.

      The Company has no collective bargaining agreements covering any of its associates, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its associates. The Company contributes part of the cost of medical, dental and vision coverage for eligible associates and also maintains a 401(k), stock incentive and stock purchase plan. All associates also receive substantial discounts on Company merchandise. The Company considers relations with its associates to be good.

Trademarks and Service Marks

      The Company, through its wholly owned subsidiaries, Chico’s Retail Services, Inc. and The White House, Inc., is the owner of certain trademarks and service marks (collectively referred to as “Marks”) and has a number of trademark and service mark applications pending.

Marks and Applications Owned by Chico’s Retail Services, Inc.

      In the United States, the Company owns the following Marks through its subsidiary, Chico’s Retail Services, Inc., each of which is registered with the United States Patent and Trademark Office (“USPTO”): CHICO’S, CHICO’S PASSPORT, M.A.P.S., MARKET BY CHICO’S, MOST AMAZING PERSONAL SERVICE, NO TUMMY, and PASSPORT. The Trademark CHICO’S has a term of 20 years (expiring, unless renewed, in 2009). The balance of registrations have a term of 10 years (some of which expire, unless renewed, in 2012). Each of the Marks is renewable indefinitely provided that it is still used in commerce at the time of the renewal.

      The Company is currently actively pursuing applications to register numerous other Marks with the USPTO including CLUB CHICO’S, SILK CAVIAR, and SOMA BY CHICO’S.

      The Company is the owner in Canada of the registered trademark, CHICO’S, and the Canadian Intellectual Property Office has issued a notice of allowance for the trademark TRAVELERS. The Company is actively pursuing applications to register numerous other Marks in Canada including: CHICO’S PASSPORT, M.A.P.S., MOST AMAZING PERSONAL SERVICE, NO TUMMY, PASSPORT, and SILK CAVIAR.

      The Company has registered the trademark CHICO’S in Puerto Rico and has trademark applications pending for certain other Marks in: Australia, Bahamas, Brazil, the European Union, and Mexico. These

various applications have been made in order to protect the Company’s Marks if and when the Company decides to expand its operations outside the United States.

Marks and Applications Owned by The White House, Inc.

      In the United States, the Company owns the following Marks through its subsidiary, The White House, Inc., each of which is registered with the USPTO: BLACK MARKET, THE WHITE HOUSE, and WHITE HOUSE | BLACK MARKET. The registrations have a term of 10 years (some of which expire, unless renewed, in 2011). Each of the Marks is renewable indefinitely provided that it is still used in commerce at the time of the renewal.

      The Company currently is actively pursuing applications to register numerous other Marks with the USPTO including: FOR BOTH SIDES OF YOU, FASHION FOR BOTH SIDES OF YOU, and MAKE WOMEN FEEL BEAUTIFUL.

      The Company has registered the trademark WHITE HOUSE | BLACK MARKET in numerous foreign countries including: Australia, Bermuda, the European Union, Japan, Mexico, and the Netherland Antilles. In addition, the Company has applications to register the WHITE HOUSE | BLACK MARKET Mark in the Bahamas and Canada. These various registrations and applications have been made in order to protect the Company’s Marks when the Company decides to expand its operations outside of the United States.

      In the opinion of management, the Company’s rights and the Marks are important to the Company’s business. Accordingly, the Company intends to maintain its Marks and the related registrations and applications. The Company is not aware of any claims of infringement or other challenges to its rights to use any registered Marks in the United States or any other jurisdiction in which the Marks have been registered.

Certain Additional Business Risk Factors

      Investors in the Company should consider the following risk factors as well as the other information contained herein.

          Effective Management of Growth Strategy

      The Company’s continued growth depends on its ability to open and operate stores successfully and to manage the Company’s planned expansion. During fiscal 2004, the Company plans to open approximately 85-95 net new Company-owned stores, of which approximately 40-45 are expected to be Chico’s stores, approximately 35-40 are expected to be White House | Black Market stores, and 10 are planned to be test stores under its intimate apparel concept, Soma by Chico’s. The Company’s planned expansion is dependent upon a number of factors, including locating suitable store sites, negotiating favorable lease terms, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

          Fluctuations in Comparable Store Sales Results

      The Company’s comparable store sales results have fluctuated in the past on a monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect comparable store sales results, including changes in fashion trends, changes in the Company’s merchandise mix, timing of catalog mailings, calendar shifts of holiday periods, actions by competitors, weather conditions and general economic conditions. Past comparable store sales results are not an indicator of future results, and there can be no assurance that the Company’s comparable store sales results will not decrease in the future. In October 2004, the Company will include its White House | Black Market stores in its comparable store base for the first time. The Company’s comparable store sales results are likely to have a significant effect on the market price of the Company’s common stock.

          Risks Associated with Internet Sales

      The Company sells merchandise over the Internet through its website, www.chicos.com. Although the Company’s catalog and Internet operations encompass only 3% of the Company’s total sales, the Company’s Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. The Internet operations also involve other risks that could have an impact on the Company’s results of operations including hiring, retention and training of personnel to conduct the Company’s Internet operations, diversion of sales from the Company’s stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that the Company’s Internet operations will continue to achieve sales and profitability growth or even remain at their current level.

          Dependence on Single Distribution Facility

      The Company’s distribution functions for all of its stores and for catalog and Internet sales are handled from a single facility in Barrow County, Georgia. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the Company’s ability to distribute merchandise to its stores and/or fulfill catalog and Internet orders, which could cause sales to decline.

          Reliance on Key Personnel

      The Company’s success and ability to properly manage its growth depends to a significant extent both upon the performance of its current executive and senior management team and its ability to attract, hire, motivate and retain additional qualified management personnel in the future. The Company’s inability to recruit and retain such additional personnel, or the loss of the services of any of its executive officers, could have a material adverse impact on the Company’s business, financial condition and results of operations.

          Effects of War, Terrorism or Other Catastrophes

      In response to the terrorist attacks of September 11, 2001, security has been heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping centers. In addition, local authorities or shopping center management could close regional shopping centers in response to any immediate security concern. For example, on September 11, 2001, a substantial number of the Company’s stores were closed early in response to the terrorist attacks. Lower customer traffic due to security concerns and war, or the threat of war, could result in decreased sales that would have a material adverse impact on the Company’s business, financial condition and results of operations.

          Merchandising/ Fashion Sensitivity

      The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends could lead to lower sales, excess inventories and more frequent markdowns, which could have a material adverse impact on the Company’s business. Misjudgments or unanticipated fashion changes could also have a material adverse impact on the Company’s image with its customers. There can be no assurance that the Company’s new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have a material adverse impact on the Company’s business, results of operations and financial condition.

          Reliance on Foreign Sources of Production

      Although the Company has significant portions of its manufacturing of clothing with United States manufacturers, a majority of the Company’s clothing and accessories are still manufactured outside the United States. As a result, the Company’s business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in a region that the Company does business; (iii) imposition of duties, taxes, and other charges on imports; and (iv) local business practice and political issues, including issues relating to compliance with domestic or international labor standards.

      The Company cannot predict whether any of the foreign countries in which its clothing and accessories are currently manufactured or any of the countries in which the Company’s clothing and accessories may be manufactured in the future will be subject to import restrictions by the United States government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, or both, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost, or reduce the supply, of apparel available to the Company and adversely affect the Company’s business, financial condition and results of operations. The Company’s merchandise flow may also be adversely affected by political instability in any of the countries in which its goods are manufactured.

          Competition

      The retail apparel and accessory industry is highly competitive. The Company competes with national, international and local department stores, specialty and discount store chains, independent retail stores and Internet and catalog businesses that market similar lines of merchandise. Many competitors are significantly larger and have substantially greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than does the Company. Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and consumer preferences, inventory control, reputation, quality of merchandise, store design and location, brand recognition and customer service are all important factors in competing successfully in the retail industry.

      The Company’s successful performance in recent years has increased the amount of imitation by other retailers. Such imitation has made and will continue to make the retail environment in which the Company operates more competitive.

          General Economic Conditions

      The Company’s business fluctuates according to changes in consumer preferences, which are dictated in part by fashion and season. In addition, certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, unemployment levels, business conditions, interest rates, energy costs, taxation and consumer confidence in future economic conditions. Consumer preference and economic conditions may differ or change from time to time in each market in which the Company operates and negatively affect the Company’s net sales and profitability.

          Reliance on Information Technology

      The Company relies on various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace such systems. Any delays or difficulties in transitioning to these or other new systems, or in integrating these systems with the Company’s current systems, or any other disruptions affecting the Company’s information systems, could have a material adverse impact on the Company’s business.

          Integration of The White House, Inc.

      A significant portion of the Company’s business strategy involves integrating, developing and growing The White House business, including its White House | Black Market store brand. The realization of any revenue growth, cost savings or synergies from the acquisition will depend largely upon the Company’s ability to: (i) open and successfully operate new White House | Black Market stores; (ii) maintain and enhance the brand identity of White House | Black Market stores while integrating the business within the Company; (iii) execute the Company’s strategies for The White House without adversely impacting the Company’s existing business; and (iv) substantially reducing the administrative and corporate overhead and back office expenses of The White House.

      Furthermore, to achieve the anticipated benefits of the acquisition of The White House, the Company will need to integrate The White House’s business operations into the Company’s operations. The Company will face challenges in consolidating functions and integrating management procedures, personnel and operations in an efficient and effective manner, including: (i) increased demands on management related to the increase in the Company’s size after the acquisition of The White House; (ii) the retention and integration of key associates; and (iii) merging administrative systems and other functions, including information technology, accounting, financial reporting and logistics systems, distribution facilities and operations and practices and procedures, as well as in maintaining uniform standards and controls, including internal accounting and audit controls, procedures and policies.

      There can be no assurance that the Company can successfully execute any of these actions or that its growth strategy for the White House | Black Market brand will achieve the degree of consistent success necessary to generate profits or positive cash flow. If the Company fails to adequately integrate the operations of The White House or cannot successfully execute the growth strategy for the White House | Black Market brand, the Company’s financial condition and results of operations may be adversely impacted.

          Intimate Brand Test Concept

      During fiscal 2004, the Company plans to launch a new 10-store concept, Soma by Chico’s, in which the product offering will focus around intimate apparel for the Chico’s target customer. There can be no assurance that these stores, or any other stores that the Company might open in the future, will be successful or that the Company’s overall profitability will increase as a result of opening these stores. The Company has committed significant financial and human resources to developing and launching this concept. Although the Company believes that Soma by Chico’s may have the potential for expansion, the Company cannot provide any assurance that it will achieve results that will cause the Company to open additional Soma by Chico’s stores beyond the 10 store test, or that if the Company does open additional Soma by Chico’s stores, the concept will be profitable.

          Protection of Intellectual Property

      The Company believes that its trademarks and proprietary rights are important to its success. Even though the Company takes action to establish, register and protect its trademarks and proprietary rights, there can be no assurance that the Company will be successful or that others will not imitate the Company’s products or infringe upon other of the Company’s proprietary rights. In addition, there can be no assurance that others will not resist or seek to block the sale of the Company’s products as infringements of their trademark and proprietary rights. If the Company is required to stop using any of its registered or non-registered trademarks, the Company’s sales could decline and its business and results of operations could be adversely affected.

          Write Off of Goodwill or Intangible Assets

      As of January 31, 2004, goodwill and other intangible assets (trademark) totaled approximately $60.1 million and $34.0 million, respectively. The Company acquired the goodwill and trademark through its acquisition of The White House. At the time of the acquisition, the Company determined that the trademark had an indefinite useful life. Goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment annually or more frequently if impairment indicators arise. If the Company determines in the future that impairment has occurred, the Company would be required to write off the impaired portion of goodwill or the trademark asset, which could substantially impact the Company’s results of operations.

          Volatility of Stock Price

      The market price of the Company’s common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, sales and profitability results, quarterly variations in operating results or monthly comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

Available Information

      The Company’s website is located at www.chicos.com. The Company makes available free of charge through this website all of its Securities and Exchange Commission (“SEC”) filings including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. The Company also maintains various other data on this website, including its recent press releases, corporate governance information, institutional slide show presentations, quarterly conference calls and other quarterly financial data, e.g. historical store square footage, monthly sales tables, etc.

      The Company has a Code of Ethics, which is applicable to all associates of the Company, including the principal executive officer, the principal financial officer, the principal accounting officer and the directors. The Code of Ethics is available in the Investor Relations portion of the Company’s website. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s chief executive officer, principal financial officer, principal accounting officer or its directors) at this location on its website.

ITEM 2.     PROPERTIES

Stores

      The Company’s stores are located throughout the United States as well as the Virgin Islands and Puerto Rico, with a significant concentration in California, Florida, Texas and the northeast United States.

      As a matter of policy, the Company prefers to lease its stores and all the stores currently operated by the Company are leased. Lease terms typically range from three to ten years and approximately 51% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. Approximately 75% of the leases have percentage rent clauses which require the payment of additional rent based on the store’s net sales in excess of a certain threshold and approximately 37% have early cancellation clauses if certain sales levels are not met in specific periods.

      The following table, which covers all of the 547 Company-owned stores existing as of March 31, 2004, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options

(assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

	Leases Expiring Each Year	Leases Expiring Each Year
Fiscal Year Ending	if No Renewals Exercised	if All Renewals Exercised

January 29, 2005	43	27
January 28, 2006	43	16
February 3, 2007	69	17
February 2, 2008 and thereafter	392	487

Distribution Centers and Headquarters

      The Company’s World Headquarters, which is located on approximately 35 acres in Ft. Myers, Florida, was completed and initially opened in September 1994, with an office expansion that opened in January 2001. Another office expansion at the headquarters occurred during fiscal 2003 to convert the area that was previously the Company’s distribution center to office space and additional call center facilities. The facility currently consists of its previous distribution center, and corporate and administrative headquarters that comprises approximately 147,000 square feet, currently used for administrative offices, call center facilities and design offices (including pattern making, sewing and sampling activities).

      During fiscal 2002, the Company acquired one acre with a 12,000 square foot office building situated thereon for $0.8 million. This property is located adjacent to its headquarters land in Ft. Myers, Florida and is being used as headquarters and offices for White House | Black Market. During fiscal 2003, the Company acquired 6.67 acres of vacant land adjacent to its headquarters. This land will be used to facilitate future expansion of the Company’s current headquarters. The Company also had leased 19,400 square feet of additional space located nearby its Ft. Myers headquarters facility, but this lease expired in March 2004.

      As more fully described in the “Merchandise Distribution” section, in March 2002, the Company acquired 52 acres of land in Barrow County, Georgia and the existing distribution center situated thereon. This facility consists of 202,000 square feet of distribution space and 31,000 square feet of office space. With this acquisition, the Company also secured a commitment from the local county to permit the addition of up to another 200,000 square feet of distribution space and 6,000 square feet of office space in the future. The Company paid approximately $7.2 million for the land and buildings and spent $5.5 million to equip, modify, and accommodate the move to the new facility.

      The capacity of the Company’s new distribution center, after taking into account the modifications of the facility and commitment from the local county to increase the distribution space, should be sufficient, in the opinion of management, to service the Company’s needs for at least five years of future growth. The Company is committed to an ongoing review of its facilities to properly address any other long term distribution needs.

ITEM 3.	LEGAL PROCEEDINGS

      The Company was named as defendant in a putative class action suit filed in May 2003 in the Superior Court for the State of California, County of San Francisco, Charissa Villenueva v. Chico’s FAS, Inc. The Company filed an answer denying the material allegations of the Complaint. The Complaint alleges that the Company, in violation of California law, has in place a mandatory uniform policy that requires its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. It is the Company’s position that no such mandatory uniform policy exists; the Company encourages but does not require its associates to wear Chico’s clothing; although many Chico’s associates choose to wear Chico’s clothing, others do not. The parties are engaged in discovery, and the Company is continuing its investigation. No rulings on class certification have been made. The Company believes the case is without merit and intends to vigorously defend the litigation.

      The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM A.     EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth certain information regarding the Company’s existing executive officers:

		Years With
Name	Age	Company	Positions

Marvin J. Gralnick	69	20	Chairman of the Board and Director
Scott A. Edmonds	46	10	President, Chief Executive Officer and Director
Charles J. Kleman	53	15	Chief Operating Officer, Executive Vice President-Finance, Chief Financial Officer, Secretary, Treasurer and Director
Patricia Murphy Kerstein	60	6	Executive Vice President-Chief Merchandising Officer
Mori C. MacKenzie	54	8	Executive Vice President-Chief Stores Officer
James P. Frain	55	5	Executive Vice President-Chief Marketing Officer
Barry I. Shapiro	49	3	Senior Vice President-Distribution and Logistics
Richard D. Sarmiento	59	*	Senior Vice President-White House
Patricia Darrow-Smith	42	*	Senior Vice President-General Merchandise Manager-White House
Michael J. Kincaid	46	4	Vice President-Finance and Chief Accounting Officer
Ajit Patel	50	3	Vice President-Chief Information Officer

*	Joined the Company in September 2003

      Marvin J. Gralnick is Chairman of the Board of the Company. Marvin J. Gralnick, together with his wife, Helene B. Gralnick, founded the Company in December 1983. He served the Company as its Chief Executive Officer until he stepped down in September 1993. In connection with the resignation of the then current Chief Executive Officer and President of the Company in November 1994, Mr. Gralnick returned to the Company on a full time basis to head up merchandise design, marketing and image for the Company. In February 1995, Mr. Gralnick reassumed the role of Chief Executive Officer and served in that position until September 2003, at which time Scott A. Edmonds was promoted to Chief Executive Officer. In March 1997, Mr. Gralnick reassumed the position of President and served in that position until September 2001, at which time Mr. Edmonds was promoted to the position of President. Mr. Gralnick also served as President from the Company’s founding until 1990 when he became Chairman of the Board and was given the official title of Chief Executive Officer. Mr. and Ms. Gralnick’s vision and creative talents led the development and evolution of the Company’s philosophy and the design and feel of Chico’s merchandise and Chico’s stores through September 1, 1993 and again from November 1994 through September 2003. In addition to serving as Chairman, since early March 2004 Mr. Gralnick has been engaged by the Company on an at-will basis to provide his assistance, guidance and direction, as needed.

      Scott A. Edmonds is President and Chief Executive Officer of the Company. Mr. Edmonds has been employed by the Company since September 1993, when he was hired as Operations Manager. In February 1994, he was elected to the position of Vice President-Operations and, effective January 1, 1996, he was promoted to the position of Senior Vice President-Operations. In February 2000, Mr. Edmonds was further promoted to Chief Operating Officer, in September 2001, Mr. Edmonds was promoted to President, and in September 2003, Mr. Edmonds was appointed to the additional office of Chief Executive Officer. Prior to joining the Company in 1993, Mr. Edmonds was employed by Ferguson Enterprises, Inc., a plumbing and electrical wholesale company since 1980. His last position with Ferguson was President of the Ft. Myers, Florida Division.

      Charles J. Kleman, is Chief Operating Officer, Executive Vice President-Finance, Chief Financial Officer, Treasurer and Secretary of the Company. Mr. Kleman has been employed by the Company since January 1989, when he was hired as the Company’s Controller. In 1991, he was elected as Vice President/ Assistant Secretary. In 1992, Mr. Kleman was designated as the Company’s Chief Financial Officer. In September 1993, he was elected to the additional position of Secretary/ Treasurer, served as Senior Vice President-Finance from January 1996 through November 1996, effective December 1996, was promoted to the position of Executive Vice President-Finance, and effective November 2003, was promoted to the additional position of Chief Operating Officer. Prior to joining the Company, Mr. Kleman was an independent accounting consultant in 1988, and from 1986 to 1988, Mr. Kleman was employed by Electronic Monitoring & Controls, Inc., a manufacturer and distributor of energy management systems, as its Vice President/ Controller. Prior to 1986, Mr. Kleman was employed by various public accounting firms, spending over four years of that time with Arthur Andersen & Co. Mr. Kleman is responsible for real estate, store construction, facilities management, distribution center management, franchise relations, accounting, financial reporting, management information systems, and investor relations.

      Patricia Murphy Kerstein is Executive Vice President-Chief Merchandising Officer for the Company. Ms. Murphy Kerstein has been with the Company since September 1997, when she was hired as the Senior Merchant. In April 1998, she was promoted to the position of General Merchandise Manager, in June 1999, she was promoted to Vice President-General Merchandise Manager, in August 2000, she was promoted to Senior Vice President-General Merchandise Manager, and in January 2003, Ms. Murphy Kerstein was promoted to Executive Vice President-Chief Merchandising Officer. Ms. Murphy Kerstein is principally responsible for the product development, buying, planning and allocation, production sourcing and distribution activities associated with procurement of merchandise. From February 1987 until September 1997, Ms. Murphy Kerstein was Vice President of Merchandising and Director of Fashion for Doncaster and from October 1985 until February 1987 was Merchandiser and National Sales Manager for Caribou Sportswear. From 1981 until 1985, she held various positions including Divisional Merchandise Manager and Director of Fashion Coordination for Lane Bryant, a division of the Limited.

      Mori C. MacKenzie is Executive Vice President-Chief Stores Officer for the Company. Ms. MacKenzie has been with the Company since October 1995, when she was hired as the Director of Stores. From June 1999 until October 2001, she served as Vice President-Director of Stores. In October 2001, Ms. MacKenzie was promoted to Senior Vice President-Stores, and effective February 2004 she was promoted to the position of Executive Vice President-Chief Stores Officer. Ms. MacKenzie is responsible for store and field operations management, hiring and training. From January 1995 until October 1995, Ms. MacKenzie was the Vice President of Store Operations for Canadians Corporation. From August 1994 until December 1994, she was the Vice President of Store Development for Goody’s Family Clothing. From April 1992 until August 1994, Ms. MacKenzie was the Vice President of Stores for United Retail Group (“URG”) and from August 1991 until April 1992 she was employed by Conston Corporation, a predecessor of URG. In addition, Ms. MacKenzie was Vice President-Stores for Park Lane from November 1987 until July 1991, and was Regional Director of Stores for the Limited, Inc. from June 1976 until October 1987.

      James P. Frain is Executive Vice President-Chief Marketing Officer for the Company. Mr. Frain has been employed by the Company since June 1999, when he was hired as the Company’s Director of Marketing. In April 2000, he was promoted to the position of Vice President-Marketing, in November 2002, he was promoted to Senior Vice President-Marketing and in April 2004, he was promoted to Executive Vice President-Chief Marketing Officer. Mr. Frain is principally responsible for the overall and detailed marketing of the Company’s brands, including the Company’s call center and Internet activities. During 1998 and 1999, Mr. Frain was the Vice President-Marketing and Creative for Current, Inc. and during 1997 and 1998, he was Vice President-Operations and Marketing for A.H. Riise. From 1994 to 1996, Mr. Frain was Vice President-Marketing for Easyriders and from 1993 to 1994, he was Vice President-Marketing for NBO. Mr. Frain held various marketing positions prior to 1994 at Alfred Dunhill, Gucci, Laura Ashley, Conran’s and Paragon Sporting Goods.

      Barry I. Shapiro is Senior Vice President-Distribution and Logistics for the Company. Mr. Shapiro joined the Company in February 2001, as its Vice President-Outlet Strategies. From August 2002 until January 2004, Mr. Shapiro served as Senior Vice President-Pazo. His title was changed to Senior Vice President-Distribution and Logistics in January 2004. From 1997 to 2001, Mr. Shapiro was employed by Off Fifth Saks-Fifth Avenue Outlet as Senior Vice President-Stores and Operations. From 1990 to 1997, he held various positions with Ann Taylor Stores Corporation including Executive Vice President of Ann Taylor Loft and several other Senior Vice President positions with Ann Taylor. From 1989 to 1990, Mr. Shapiro was Store Manager-Operations with Abraham and Strauss Department Stores, and from 1978 to 1989, Mr. Shapiro held various positions with Lord and Taylor Department Stores and with Macy’s.

      Richard D. Sarmiento is Senior Vice President-White House for the Company and President of The White House, Inc., a wholly owned subsidiary of the Company. Mr. Sarmiento joined the Company in September 2003 as a result of the acquisition of The White House, Inc. by the Company. In 1985, Mr. Sarmiento founded The White House, Inc. and served as a director, President and Chief Executive Officer of The White House, Inc. from its inception until it was acquired by the Company. In May 2003, Mr. Sarmiento also assumed the position of Chairman of The White House, Inc. and continued in such additional position until it was acquired by the Company. Prior to 1985, Mr. Sarmiento worked for Hyatt Hotels Corporation.

      Patricia Darrow-Smith is Senior Vice President-General Merchandise Manager-White House for the Company and Executive Vice President-Chief Merchandising Officer of The White House, Inc., a wholly owned subsidiary of the Company. Ms. Darrow-Smith joined the Company in September 2003 as Senior Vice President-Merchandising of The White House, Inc. as a result of the acquisition of The White House, Inc. by the Company. In April 2004, she was promoted to Executive Vice President-Chief Merchandising Officer of The White House, Inc. and appointed Senior Vice President-General Merchandise Manager-White House for the Company. From 1986 to September 2003 Ms. Darrow-Smith served as the most senior merchandising executive of The White House, Inc., most recently as Executive Vice President, Merchandising. Ms. Darrow-Smith previously worked for the Hyatt Hotels Corporation.

      Michael J. Kincaid is Vice President-Finance and Chief Accounting Officer for the Company. Mr. Kincaid has been with the Company since August 1999 when he was hired as Controller, Director of Finance. In October 2001, Mr. Kincaid was promoted to Vice President-Finance, and in November 2003, Mr. Kincaid was promoted to the additional position of Chief Accounting Officer. From 1991 to 1999, Mr. Kincaid was employed by Tractor Supply Company, most recently as Vice President-Controller, Treasurer and Secretary. From 1981 to 1991, he held various management and accounting positions with Cole National Corporation, Revco D.S., Inc. and Price Waterhouse.

      Ajit Patel is Vice President-Chief Information Officer for the Company. Mr. Patel joined the Company in June 2001. From June 1995 to January 1999, Mr. Patel was Vice President-Chief Information Officer of Speedo Swimwear, Inc. where he was responsible for management of the company’s entire information system infrastructure. From February 1999 through June 2000, he was President and Chief Executive Officer of Seal Consulting, Inc., an information systems consulting practice. From June 2000 through June 2001, Mr. Patel was an independent management consultant.

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

      On April 11, 2001, the Company’s Common Stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “CHS”. From 1993 through April 10, 2001, the Company traded on NASDAQ under the symbol “CHCS”. The high and low prices per share, as adjusted for the stock splits payable in January 2002 and July 2002 of the Company’s Common Stock for each quarterly period for the last two years are set forth in the Company’s 2003 Annual Report to Stockholders and are incorporated herein by reference. On March 31, 2004 the last reported sale price of the Common Stock on the NYSE was $46.40 per share.

      Although the Company does not intend to pay any cash dividends over the near term and intends to retain its earnings for the future operation and expansion of the Company’s business, the Company may reconsider this intention as the Company monitors its build up of cash reserves. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors and will be dependent, in addition, upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

      The approximate number of equity security holders of the Company is as follows:

Number of Record Holders
Title of Class	as of March 31, 2004

Common Stock, par value $.01 per share	1,224

ITEM 6.	SELECTED FINANCIAL DATA

      Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced elsewhere and incorporated in this Annual Report on Form 10-K.

	Fiscal Year Ended

	January 31,	February 1,	February 2,	February 3,	January 29,
	2004	2003	2002	2001	2000
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)

	(In thousands, except per share and selected operating data)
Operating Statement Data:	(1)
Net sales by Company stores	$737,918	$508,492	$362,443	$252,168	$152,474
Net sales by catalog and Internet	22,780	16,070	10,203	2,656	—
Net sales to franchisees(2)	7,801	6,546	5,439	4,622	2,528

Net sales	768,499	531,108	378,085	259,446	155,002
Cost of goods sold(3)	297,477	209,770	153,937	108,671	64,950

Gross profit	471,022	321,338	224,148	150,775	90,052
General, administrative and store operating expenses	289,118	199,495	146,611	99,757	62,133
Depreciation and amortization	21,130	15,050	10,001	5,655	3,113

Income from operations	160,774	106,793	67,536	45,363	24,806
Interest income, net	888	883	507	409	177

Income before taxes	161,662	107,676	68,043	45,772	24,983
Provision for income taxes	61,432	40,917	25,856	17,393	9,494

Net income	$100,230	$66,759	$42,187	$28,379	$15,489

Basic net income per share(4)	$1.16	$0.80	$0.52	$0.36	$0.20

Diluted net income per share(4)	$1.14	$0.78	$0.50	$0.35	$0.19

Weighted average shares outstanding-diluted(4)	88,142	86,032	83,778	81,665	79,565

Selected Operating Data:
Company stores at period end(5)	545	366	300	239	191
Franchise stores at period end(5)	12	12	11	11	9

Total stores at period end(5)	557	378	311	250	200

Average net sales per Company store (in thousands)(6)	$1,783	$1,556	$1,385	$1,200	$904
Average net sales per net selling square foot at Company stores(6)	$924	$849	$815	$809	$675
Percentage increase in comparable Company store net sales	16.1%	13.5%	17.1%	34.3%	23.3%
Balance Sheet Data (at year end):
Total assets	$470,854	$301,544	$186,385	$117,807	$70,316
Long-term debt	—	—	5,022	5,150	5,222
Other noncurrent liabilities	24,437	6,551	2,922	2,008	1,617
Stockholders’ equity	374,835	240,133	143,495	85,321	52,641
Working capital	$125,991	$105,570	$58,045	$25,459	$26,389

(1)	Includes results from The White House, Inc. since September 5, 2003.

(2)	Includes franchisee fees of under $10,000 in certain fiscal years.

(3)	Cost of goods sold includes distribution, merchandising and product development costs, but does not include occupancy cost.

(4)	Restated to give retroactive effect for the 2 for 1 stock split in July 2002 and for the 3 for 2 stock splits payable in May 2001 and January 2002.

(5)	For information concerning stores opened, acquired, sold and closed, see “Business-Store Locations.”

(6)	Average net sales per Company store and average net sales per net selling square foot at Company stores are based on net sales of stores that have been operated by the Company for the full year. For the year ended February 3, 2001, average net sales per Company store and average net sales per selling square foot at Company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      A discussion and analysis of the financial condition and results of operations for the specified fiscal periods through January 31, 2004 is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information required by this Item is set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial statements and supplementary financial information is set forth under the heading “Financial Statements” in the financial information portion of the Company’s 2003 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

      Information about directors and nominees for director, code of ethics, audit committee and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance in the Company’s 2004 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A. of Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

      Information about executive compensation in the Company’s 2004 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item is included in the Company’s 2004 Annual Meeting proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

      The following table shows information concerning the Company’s equity compensation plans as of the end of the fiscal year ended January 31, 2004:

			Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of outstanding	exercise price of	equity compensation plans
	options, warrants and	outstanding options,	(excluding securities
Plan category	rights	warrants and rights($)	reflected in column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,912,128	$13.78	3,303,411
Equity compensation plans not approved by security holders(2)	90,000	2.86	-0-

Total	4,002,128	$13.53	3,303,411

(1)	Includes shares authorized for issuance under the Company’s 1992 Stock Option Plan, 1993 Stock Option Plan, Independent Directors Plan, 2002 Omnibus Stock and Incentive Plan, 2002 Employee Stock Purchase Plan, and Non-Employee Directors’ Stock Option Plan.

(2)	Includes shares authorized for issuance under the Company’s Non-Employee Directors’ Stock Option Program.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is included in the Company’s 2004 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item is included in the Company’s 2004 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)	The following financial statements of Chico’s FAS, Inc., and reports of independent certified public accountants are incorporated herein by reference from the Company’s 2003 Annual Report to Stockholders, as noted on page 32 of this document:

Report of Ernst & Young LLP, independent certified public accountants

Copy of the report dated March 4, 2002, previously issued by Arthur Andersen LLP, independent certified public accountants

Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003

Consolidated Statements of Income for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002

Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, February 1, 2003, and February 2, 2002

Notes to Consolidated Financial Statements

(2)	The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

3.1*	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-44678), as filed with the Commission on August 28, 2000)
3.2*	Articles of Amendment of the Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
3.3*	Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 3, 2002, as filed with the Commission on August 28, 2002)
3.4*	Amended and Restated By-laws (Filed as Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
4.1*	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-44678), as filed with the Commission on August 28, 2000)
4.2*	Articles of Amendment of the Amended and Restated Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
4.3*	Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 3, 2002, as filed with the Commission on August 28, 2002)
4.4*	Amended and Restated By-laws (Filed as Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

4.5*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on June 7, 2001)
10.1*	Employment Agreement between the Company and Marvin J. Gralnick, effective as of February 7, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
10.2*	Amendment No. 1 to Employment Agreement between the Company and Marvin J. Gralnick, effective as of September 26, 2001 (Filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.3*	Amendment No. 2 to Employment Agreement between the Company and Marvin J. Gralnick, effective as of September 3, 2003 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2003, as filed with the Commission on December 3, 2003)
10.4	Letter Agreement regarding employment of Marvin J. Gralnick dated March 1, 2004
10.5*	Employment Agreement for Helene B. Gralnick, effective as of February 7, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
10.6*	Amendment No. 1 to Employment Agreement between the Company and Helene B. Gralnick, effective as of September 26, 2001 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.7*	Amendment No. 2 to Employment Agreement between the Company and Helene B. Gralnick, effective as of September 3, 2003 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 1, 2003, as filed with the Commission on December 3, 2003)
10.8	Letter Agreement regarding employment of Helene B. Gralnick dated March 1, 2004
10.9*	Employment Agreement for Charles J. Kleman (Filed as Exhibit 10.6.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
10.10*	Amendment No. 1 to Employment Agreement between the Company and Charles J. Kleman, effective as of August 21, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.11*	Employment Agreement for Scott A. Edmonds (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)
10.12*	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of August 21, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.13	Employment Agreement between the Company and Scott A. Edmonds, effective as of September 3, 2003
10.14*	Employment Agreement for Mori C. MacKenzie (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)
10.15*	Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.16*	Employment Agreement between the Company and James P. Frain effective as of April 14, 2000 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.17*	Amendment No. 1 to Employment Agreement between the Company and James P. Frain effective as of February 13, 2001 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 3, 2001, as filed with the Commission on December 5, 2001)

10.18*	Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.19*	Amendment No. 1 to Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended February 3, 2001, as filed with the Commission on April 30, 2001)
10.20*	Employment Agreement between the Company and Tedford G. Marlow, dated August 28, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
10.21*	Separation and Release Agreement between the Company and Tedford G. Marlow, dated June 15, 2001 (Filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.22*	1992 Stock Option Plan (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-58134), as filed with the Commission on February 10, 1993, as amended)
10.23*	First Amendment to 1992 Stock Option Plan (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10.24*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10.25*	First Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10.26*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.27*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.28*	2002 Employee Stock Purchase Plan (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.29	Chico’s FAS, Inc. Amended and Restated 2002 Employee Stock Purchase Plan
10.30*	Indemnification Agreement with Marvin J. Gralnick (Filed as Exhibit 10.9.1 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.31*	Indemnification Agreement with Helene B. Gralnick (Filed as Exhibit 10.9.2 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.32*	Indemnification Agreement with Charles J. Kleman (Filed as Exhibit 10.9.5 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.33*	Indemnification Agreement with Verna K. Gibson (Filed as Exhibit 10.9.6 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.34*	Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)
10.35*	Indemnification Agreement with John W. Burden (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
10.36*	Indemnification Agreement with Ross E. Roeder (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
10.37*	Sample Form of Franchise Agreement (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)
10.38*	Sample Form of Territory Development Agreement (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

10.39*	Sample Form of Purchase Agreement (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)
10.40*	Revolving Credit and Term Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of May 12, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
10.41*	First Amendment to Revolving Credit and Term Loan Agreement by and between Bank of America, N.A., the Company and the subsidiaries of the Company dated as of January 15, 2002 (Filed as Exhibit 10.40 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.42*	Restated Revolving Credit and Term Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of September 24, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 2, 2002, as filed with the Commission on December 3, 2002)
10.43*	Amendment and Restatement of the Chico’s FAS, Inc. Profit Sharing Plan (Filed as Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 3, 1994, as filed with the Commission on May 10, 1994)
10.44*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and Verna K. Gibson dated effective May 15, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on June 7, 2001)
10.45*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10.46*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10.47*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.48*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.49*	Stock Purchase Agreement dated as of July 30, 2003 among Chico’s FAS, Inc., The White House, Inc., the stockholders of The White House, Inc. and the Sellers’ Representative (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 2, 2003, as filed with the Commission on August 27, 2003)
13	Annual Report to Stockholders
16.1*	Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated July 1, 2002 regarding change in independent auditor (Filed as Exhibit 16.1 to the Company’s Form 8-K as filed with the Commission on July 1, 2002)
18	Preferability letter from Ernst & Young LLP dated April 5, 2004 regarding change in accounting principle
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer
31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated November 4, 2003 to report the issuance of a press release announcing several key promotions in the Company’s management structure.

On November 19, 2003, the Company filed Amendment No. 1 to the Current Report on Form 8-K dated September 5, 2003 to include financial statements and pro forma financial information relating to the acquisition of The White House, Inc.

The Company filed a Current Report on Form 8-K dated December 2, 2003 to report the issuance of a press release announcing its financial results for the third quarter of fiscal 2003.

The Company filed a Current Report on Form 8-K dated January 30, 2004 to announce the appointment of Scott A. Edmonds, the Company’s President and Chief Executive Officer, and Betsy S. Atkins, President and Chief Executive Officer of Baja Capital, as new directors of the Company, increasing the number of Board seats to eight.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO’S FAS, INC.

By:	/s/ SCOTT A. EDMONDS

Scott A. Edmonds,
President and Chief Executive Officer, Director

Date April 9, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT A. EDMONDS Scott A. Edmonds	President and Chief Executive Officer, Director (Principal Executive Officer)	April 9, 2004

/s/ CHARLES J. KLEMAN Charles J. Kleman	Chief Operating Officer, Chief Financial Officer, Director (Principal Financial Officer)	April 9, 2004

/s/ MICHAEL J. KINCAID Michael J. Kincaid	Vice President — Finance and Chief Accounting Officer (Principal Accounting Officer)	April 9, 2004

/s/ MARVIN J. GRALNICK Marvin J. Gralnick	Chairman of the Board, Director	April 9, 2004

/s/ HELENE B. GRALNICK Helene B. Gralnick	Director	April 9, 2004

/s/ VERNA K. GIBSON Verna K. Gibson	Director	April 9, 2004

/s/ JOHN W. BURDEN, III John W. Burden, III	Director	April 9, 2004

/s/ ROSS E. ROEDER Ross E. Roeder	Director	April 9, 2004

/s/ BETSY S. ATKINS Betsy S. Atkins	Director	April 9, 2004