Form 10-Q
period 2004-05-01
CHICOS FAS INC
filed 2004-05-27
CIK 897429

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:	Commission File Number:
May 1, 2004	0-21258

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At May 24, 2004, there were 89,144,053 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)
(In thousands)

	May 1,	January 31,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$22,133	$15,676
Marketable securities, at market	160,692	104,453
Receivables	5,066	6,368
Inventories	60,686	54,896
Prepaid expenses	9,982	8,655
Deferred taxes	8,491	7,525

Total Current Assets	267,050	197,573

Property and Equipment:
Land and land improvements	6,035	5,976
Building and building improvements	25,678	25,014
Equipment, furniture and fixtures	108,565	100,589
Leasehold improvements	107,271	99,806

Total Property and Equipment	247,549	231,385
Less accumulated depreciation and amortization	(64,997)	(57,660)

Property and Equipment, Net	182,552	173,725

Other Assets:
Goodwill	60,370	60,114
Other intangible assets	34,020	34,043
Other assets, net	6,285	5,399

Total Other Assets	100,675	99,556

	$550,277	$470,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,575	$27,796
Accrued liabilities	41,305	43,187
Current portion of deferred liabilities	213	599

Total Current Liabilities	77,093	71,582

Noncurrent Liabilities:
Deferred liabilities	13,452	12,713
Deferred taxes	10,863	11,724

Total Noncurrent Liabilities	24,315	24,437

Stockholders’ Equity:
Common stock	891	875
Additional paid-in capital	137,034	98,586
Retained earnings	311,004	275,339
Accumulated other comprehensive (loss) income	(60)	35

Total Stockholders’ Equity	448,869	374,835

	$550,277	$470,854

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1, 2004		May 3, 2003
	Amount	% of Sales	Amount	% of Sales
Net sales by Company stores	$248,487	96.7	$161,440	95.5
Net sales by catalog & Internet	6,082	2.4	5,683	3.4
Net sales to franchisees	2,222	0.9	1,861	1.1

Net sales	256,791	100.0	168,984	100.0
Cost of goods sold	96,955	37.8	64,689	38.3

Gross profit	159,836	62.2	104,295	61.7
General, administrative and store operating expenses	95,805	37.3	62,284	36.9
Depreciation and amortization	6,777	2.6	4,625	2.7

Income from operations	57,254	22.3	37,386	22.1
Interest income, net	269	0.1	303	0.2

Income before taxes	57,523	22.4	37,689	22.3
Income tax provision	21,858	8.5	14,322	8.5

Net income	$35,665	13.9	$23,367	13.8

Per share data:
Net income per common share–basic	$0.40		$0.27

Net income per common and common equivalent share–diluted	$0.40		$0.27

Weighted average common shares outstanding–basic	88,470		85,513

Weighted average common and common equivalent shares outstanding–diluted	89,778		87,183

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,665	$23,367

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, cost of goods sold	718	343
Depreciation and amortization, other	6,777	4,625
Deferred tax benefit	(1,827)	(1,366)
Tax benefit of options exercised	21,472	2,233
Deferred rent expense, net	592	446
(Gain) loss from disposal of property and equipment	(133)	258
Net change in:
Receivables	1,302	(1,195)
Inventories	(5,790)	242
Prepaid expenses and other, net	(1,151)	(633)
Accounts payable	7,780	(2,556)
Accrued liabilities	(1,882)	10,580

Total adjustments	27,858	12,977

Net cash provided by operating activities	63,523	36,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net	(56,334)	(9,879)
Purchases of property and equipment	(16,445)	(16,975)

Net cash used in investing activities	(72,779)	(26,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	16,991	2,817
Payments on capital leases	(1,278)	—

Net cash provided by financing activities	15,713	2,817

Net increase in cash and cash equivalents	6,457	12,307
CASH AND CASH EQUIVALENTS – Beginning of period	15,676	8,753

CASH AND CASH EQUIVALENTS – End of period	$22,133	$21,060

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
May 1, 2004
(Unaudited)
(in thousands, except share and per share amounts)

Note 1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2004, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 9, 2004. The January 31, 2004 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.

     Operating results for the thirteen weeks ended May 1, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Note 2. Stock-Based Compensation

     The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in net income for the thirteen weeks ended May 1, 2004 and May 3, 2003, as all options granted during the periods have exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, to all stock-based employee compensation.

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net income, as reported	$35,665	$23,367
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	2,479	2,029

Net income, pro forma	$33,186	$21,338

Net income per common share:
Basic – as reported	$0.40	$0.27
Basic – pro forma	$0.38	$0.25
Diluted – as reported	$0.40	$0.27
Diluted – pro forma	$0.37	$0.24

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 1, 2004
(Unaudited)
(in thousands, except share and per share amounts)

Note 3. Net Income Per Share

     Basic Earnings Per Share (EPS) is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Weighted average common shares outstanding - basic	88,469,746	85,512,752
Dilutive effect of stock options outstanding	1,308,576	1,670,360

Weighted average common and common equivalent shares outstanding – diluted	89,778,322	87,183,112

Note 4. Goodwill and Intangible Assets

     The Company’s goodwill and indefinite-lived intangible asset are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation will be performed during the fourth quarter of each year. The changes in the carrying amount of goodwill for the quarter ended May 1, 2004 is as follows:

Balance as of January 31, 2004	$60,114
Purchase price adjustment, The White House, Inc.	256

Balance as of May 1, 2004	$60,370

     The purchase price allocation is subject to further adjustment and will be finalized upon review and refinement of certain estimates.

Note 5. Accounting Developments

     The Company currently applies APB 25 and related interpretations in accounting for its stock-based compensation plans. In March 2004, the Financial Accounting Standards Board (FASB) issued the Exposure Draft, “Share-Based Payment – an amendment of Statements No. 123 and 95” (Proposed Statement of Financial Accounting Standards). The Proposed Statement would replace existing requirements under SFAS 123 and APB 25. Under the Proposed Statement, all equity-based awards to employees would be required to be recognized in the income statement based on their fair value. The Exposure Draft is projected to be finalized in late 2004 and, if so finalized and adopted, would be effective for the Company beginning in 2005. The Company is currently assessing the impact on the Company’s financial statements of the adoption of the Exposure Draft, if issued in final form by the FASB.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of exclusively designed, private label, sophisticated, casual-to-dressy clothing, complementary accessories, and other non-clothing gift items under the Chico’s and White House | Black Market brand names.

     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s 2003 Annual Report to Stockholders.

Overview

     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining the newness, fit and comfort in the merchandise offerings, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success in regards to these critical success factors, the Company’s senior management monitors certain key performance indicators, including:

•	Comparable store sales growth – For the thirteen week period ended May 1, 2004, the Company’s comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) reached 20.1%. This increase represents the third consecutive quarter of comparable store sales growth of at least 20%, as well as 26 out of the last 28 quarterly periods with at least double digit increases in comparable store sales. The Company believes that comparable store sales growth is a critical success factor and a positive indication of the Company’s ability to manage its expansion and its ability to open and operate stores effectively.

•	Positive operating cash flow – For the thirteen week period ended May 1, 2004 (the “current period”), cash flow from operations totaled $64 million compared with $36 million for the prior thirteen week period ended May 3, 2003 (the “prior period”). Although over half the increase in operating cash flow was attributable to the tax benefit from an unusual volume of stock option exercises, the remaining cash flow increase was still quite impressive, representing a growth of over 20%. The Company believes that a key strength of its business is the ability to consistently generate cash. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, fund implementation of state of the art information systems and to fund strategic acquisitions. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section.

•	Passport Club – Management believes that a significant indicator of the Company’s emphasis on personalized customer service and the success of its marketing initiatives is the growth of its loyalty program, the “Passport Club.” In the current period, the Company added approximately 90,000 permanent Passport Club members and approximately 370,000 preliminary Passport Club members. The Company believes that the continued growth of its Passport Club indicates that the

Company is still generating strong interest from new customers, many of whom tend to become long term loyal customers due in large part to the Company’s commitment to personalized customer service.

•	Quality of merchandise offerings – To monitor and maintain the acceptance of its merchandise offerings, the Company monitors sell-through levels, inventory turns, gross margins and markdown rates on a classification and style level. Although the Company does not disclose these statistics for competitive reasons, these reviews help identify comfort, fit and newness issues at an early date and help the Company plan future product development and buying.

     For the thirteen weeks ended May 1, 2004 (the “current period”), the Company reported net sales, operating income and net income of $257 million, $57 million and $36 million, respectively, up 52.0%, 53.1% and 52.6%, from the comparable period in the prior fiscal year (the “prior period”). The Company’s gross margin increased to 62.2% for the current period from 61.7% in the prior period, but this gain was offset in large part by an increase in the Company’s general, administrative and store operating expenses as a percentage of net sales to 37.3% for the current period from 36.9% in the prior period.

Results of Operations – Thirteen Weeks Ended May 1, 2004 Compared to the Thirteen Weeks Ended May 3, 2003.

     Net Sales

     The following table shows net sales by Company-owned stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the thirteen weeks ended May 1, 2004 and May 3, 2003 (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2004		May 3, 2003
Net sales by Company stores	$248,487	96.7%	$161,440	95.5%
Net sales by catalog and Internet	6,082	2.4	5,683	3.4
Net sales to franchisees	2,222	0.9	1,861	1.1

Net sales	$256,791	100.0	$168,984	100.0

     Net sales by Company-owned stores have increased in the current period from the prior period primarily due to new store openings, as well as the current trend of double-digit increases in the Company’s comparable store net sales (including stores within the comparable store base that have been expanded or relocated within the same general market). A summary of the factors impacting year-over-year sales increases is provided in the table below:

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Comparable store sales increases	$31,912	$9,730
Comparable same store sales %	20.1%	7.8%
New store sales, net	$55,135	$26,446

     All of the net sales from White House | Black Market stores since the date of acquisition on September 5, 2003 and through the end of the current period and all of the net sales from the Company’s now discontinued Pazo store concept during the current and prior period are included in new store sales for the current and prior period; no such sales are included in comparable store sales.

     Net sales by catalog and Internet for the current period (which only included Chico’s merchandise) increased by $0.4 million, or 7.0%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the increased page count and number of catalog mailings and additional television spots in the current period versus the prior period, but was substantially less than the percentage increase in overall sales primarily as a result of an unexpected level of catalog and Internet sales in the prior period attributable to an unsolicited yet welcome public promotion of certain of the Company’s products by a national celebrity.

     Net sales to franchisees for the current period increased by approximately $0.4 million, or 19.4%, compared to net sales to franchisees for the prior period. The increase in net sales to franchisees was primarily due to a net increase in purchases by existing franchisees and is consistent with percentage increases in net sales to franchisees experienced in fiscal 2003 over fiscal 2002.

     Cost of Goods Sold/Gross Profit

     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended May 1, 2004 and May 3, 2003 (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Cost of goods sold	$96,955	$64,689
Gross profit	159,836	104,295
Gross profit percentage	62.2%	61.7%

     The improvement in the gross profit percentage during the current period resulted primarily from improved margins at the Chico’s frontline and, to a lesser extent, from improved margins at the outlet stores. This improvement resulted in large part from improved initial merchandise markups on new products at the Chico’s frontline stores in the current period versus the prior period and a change in the Company’s markdown strategy whereby the Company significantly increased its first markdown at the Chico’s frontline stores to accelerate the clearance of markdown items and thus reduce the extent of second markdowns. Management is still evaluating the long-term viability of this new markdown strategy. To a lesser degree, the improvement resulted from operating efficiencies associated with the Company’s new distribution center (which costs are included in the Company’s cost of goods sold). These improvements in the gross profit percentage were offset, in part, by the White House | Black Market stores sales, which carry a lower gross profit percentage than Chico’s frontline stores, and an increase in product development costs, as a percentage of sales, primarily due to White House | Black Market.

     General, Administrative and Store Operating Expenses

     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirteen weeks ended May 1, 2004 and May 3, 2003 (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
General, administrative and store operating expenses	$95,805	$62,284
Percentage of total net sales	37.3%	36.9%

     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, the acquisition of the White House | Black Market stores in the third quarter of fiscal 2003 and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales increased 40 basis points over the prior period primarily due to costs associated with White House | Black Market store operating expenses which run substantially higher than Chico’s frontline stores as a percentage of sales. To a lesser degree, the increase as a percentage of sales was attributable to the interim continuation of the White House | Black Market corporate headquarters and related functions (which are expected to be phased out over the next several quarters), costs associated with the Company’s Sarbanes-Oxley initiatives and increased compensation costs to support the overall growth of the Company. These increases were partially offset by decreases in Chico’s store operating expenses as a percentage of net sales over the prior period due primarily to leverage associated with the Company’s current period comparable store sales increase of 20.1%.

     Net Income

     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended May 1, 2004 and May 3, 2003 (amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net income	$35,665	$23,367
Percentage of total net sales	13.9%	13.8%

Comparable Company Store Net Sales

     Comparable Company store net sales increased by 20.1% in the current period when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).

     The comparable store percentage reported above includes 24 stores that were expanded or relocated within the last twelve months from the beginning of the prior period by an average of 1,066 net selling square feet. If the stores that were expanded and relocated had been excluded from the comparable

Company-owned store base, the increase in comparable Company-owned store net sales would have been 19.3% for the current period (versus 20.1% as reported). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers. The comparable store percentages reported above do not include any of the White House | Black Market stores. These stores are treated by the Company as new stores acquired in fiscal 2003 and will not be included in the comparable store computation until they have been under the ownership of the Company for at least twelve full months.

     The Company believes that the increase in comparable Company store net sales in the current period resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying and marketing departments on Chico’s target customer. The Company also believes that the look, fit and pricing policy of the Company’s product was in line with the needs of the Company’s target customer. In addition, the Company believes that the increase in comparable store sales was also fueled by a coordinated marketing plan, which includes national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper club (the “Passport Club”). To a lesser degree, the Company believes the increase was due to continued store-level training efforts associated with ongoing training programs and the Company’s overall ability to maintain its high standards for customer service and assistance.

Liquidity and Capital Resources

     The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories. Also, to a lesser degree, during fiscal 2004, the Company has experienced the need for working capital to address the launching of its new test concept, Soma by Chico’s, whose stores are expected to open during the third quarter of fiscal 2004.

     The following table shows the Company’s capital resources as of May 1, 2004 and May 3, 2003 (amounts in thousands):

	May 1, 2004	May 3, 2003
Cash and cash equivalents	$22,133	$21,060
Marketable securities	160,692	101,023
Working capital	189,957	122,026

     Working capital increased from May 3, 2003 to May 1, 2004 primarily due to the Company’s ability to generate significant cash from operating activities (in large part due to the Company’s strong comparable store sales) to more than satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.

     Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will satisfy the Company’s working capital needs, capital expenditures (see “New Store Openings” discussed below), commitments and other liquidity requirements associated with the Company’s operations through at least the next 12 months.

     Operating Activities

     Net cash provided by operating activities was $63.5 million and $36.3 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. The cash provided by operating activities for both periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:

•	Depreciation and amortization expense;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.

     In addition, in the current period, cash flow from operating activities was significantly increased from a tax benefit of $21.5 million related to the exercise of employee stock options.

     Investing Activities

     Net cash used in investing activities was $72.8 million and $26.9 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively.

     The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s and White House | Black Market stores ($11.5 million), distribution center infrastructure costs ($1.4 million), installation costs associated with new software packages and systems integration of the White House | Black Market ($1.3 million) and other miscellaneous capital expenditures ($2.2 million).

     The Company invested $56.3 million, net in marketable securities during the current period. In the prior period, the Company invested $9.9 million, net in marketable securities.

     Financing Activities

     Net cash provided by financing activities was $15.7 million and $2.8 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively. The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. During the current period, the Company satisfied the remaining balances due on capital leases assumed as a result of The White House acquisition totaling $1.3 million.

     During the first three months of the current fiscal year, twelve of the Company’s twenty-four officers, its two non-officer inside directors, and three of its four independent directors exercised an aggregate of 1,485,365 stock options at prices ranging from $0.7777 to $18.505 and several employees and former employees exercised an aggregate of 73,130 options at prices ranging from $0.3610 to $18.505. Also, during this period, the Company sold 47,455 shares of common stock during the March offering period under its employee stock purchase plan at a price of $36.34. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $17.0 million.

New Store Openings

     The Company plans to open between 85 and 95 net new Company-owned stores in fiscal 2004, of which 22 were open as of May 24, 2004. The Company believes that the liquidity needed for its planned new store growth (including the launch of its new concept, Soma by Chico’s), continuing remodel/expansion program, continued installation of new software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing strong cash and marketable securities balances. The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company-owned stores planned to be opened in future periods.

Seasonality and Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in the critical accounting policies during the thirteen weeks ended May 1, 2004.

Certain Factors That May Affect Future Results

     This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation, statements regarding the impact of the acquisition of The White House, Inc. and the launch of the Soma by Chico’s concept. The statements may address items such as future sales, gross profit expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information.

     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and beginning on page 21 of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission on April 9, 2004.

     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of Chico’s styles (including without limitation styles of White House | Black Market), the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings (including without limitation White House | Black Market and Soma by Chico’s new store openings), the buying public’s acceptance of the Company’s new store concept, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently integrate and operate the newly acquired White House | Black Market division, risks associated with terrorist activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries and other similar factors.

     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation

     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matter described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 1, 2004, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company’s financial instruments as of May 1, 2004 has not significantly changed since January 31, 2004. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of May 1, 2004, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company was named as defendant in a putative class action suit filed in May 2003 in the Superior Court for the State of California, County of San Francisco, Charissa Villanueva v. Chico’s FAS, Inc. The Company filed an answer denying the material allegations of the Complaint. The Complaint alleges that the Company, in violation of California law, has in place a mandatory uniform policy that requires its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. It is the Company’s position that no such mandatory uniform policy exists; the Company encourages but does not require its associates to wear Chico’s clothing; although many Chico’s associates choose to wear Chico’s clothing, others do not. The parties are engaged in discovery, and the Company is continuing its investigation. No rulings on class certification have been made. The Company believes the case is without merit and intends to vigorously defend the litigation.

     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

The Company filed a Current Report on Form 8-K dated February 5, 2004 to report the issuance of a press release announcing the sales results of the Company’s operations for the month of January and to comment on its earnings outlook for the fourth quarter ended January 31, 2004.

The Company filed a Current Report on Form 8-K dated March 3, 2004 to report the issuance of a press release announcing the Company’s fourth quarter and year-end earnings.

The Company filed a Current Report on Form 8-K dated April 15, 2004 to report the issuance of a press release announcing two key promotions in the Company’s management structure.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: May 27, 2004	By:	/s/ Scott A. Edmonds
Scott A. Edmonds
President and Chief Executive Officer (Principal Executive Officer)

Date: May 27, 2004	By:	/s/ Charles J. Kleman
Charles J. Kleman
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: May 27, 2004	By:	/s/ Michael J. Kincaid
Michael J. Kincaid
Vice President– Finance and Chief Accounting Officer (Principal Accounting Officer)