Form 10-Q
period 2004-07-31
CHICOS FAS INC
filed 2004-08-26
CIK 897429

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:	Commission File Number:
July 31, 2004	0-21258

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At August 23, 2004, there were 89,407,000 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

Index

PART I – Financial Information
Item 1.	Financial Statements (Unaudited):
	Consolidated Balance Sheets – July 31, 2004 and January 31, 2004	3
	Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks Ended July 31, 2004 and August 2, 2003	4
	Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 2004 and August 2, 2003	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
PART II – Other Information
Item 1.	Legal Proceedings	18
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits	20
Signatures		21
Ex-3.1 Amended Articles of Incorporation
Ex-3.2 1st Amendment to By-Laws
Ex-3.3 2nd Amendment to By-Laws
Ex-4.1 Amended Articles of Incorporation
Ex-3.2 1st Amendment to By-Laws
Ex-4.3 2nd Amendment to By-Laws
Ex-10.1 Scott A. Edmonds Amended Employment Agmt
Ex-10.2 James P. Frain Employment Agreement
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)
(In thousands)

	July 31,	January 31,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$13,252	$15,676
Marketable securities, at market	201,907	104,453
Receivables	5,175	6,368
Inventories	61,965	54,896
Prepaid expenses	10,070	8,655
Deferred taxes	8,945	7,525

Total Current Assets	301,314	197,573

Property and Equipment:
Land and land improvements	6,032	5,976
Building and building improvements	25,889	25,014
Equipment, furniture and fixtures	118,769	100,589
Leasehold improvements	113,372	99,806

Total Property and Equipment	264,062	231,385
Less accumulated depreciation and amortization	(71,817)	(57,660)

Property and Equipment, Net	192,245	173,725

Other Assets:
Goodwill	60,370	60,114
Other intangible assets	34,012	34,043
Other assets, net	6,403	5,399

Total Other Assets	100,785	99,556

	$594,344	$470,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,963	$27,796
Accrued liabilities	45,488	43,187
Current portion of deferred liabilities	243	599

Total Current Liabilities	77,694	71,582

Noncurrent Liabilities:
Deferred liabilities	13,877	12,713
Deferred taxes	12,194	11,724

Total Noncurrent Liabilities	26,071	24,437

Stockholders’ Equity:
Common stock	894	875
Additional paid-in capital	143,256	98,586
Retained earnings	346,500	275,339
Accumulated other comprehensive (loss) income	(71)	35

Total Stockholders’ Equity	490,579	374,835

	$594,344	$470,854

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended
	July 31, 2004		August 2, 2003		July 31, 2004		August 2, 2003
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales by Company stores	$495,166	96.8	$328,310	95.9	$246,679	96.8	$166,869	96.2
Net sales by catalog & Internet	12,412	2.4	10,505	3.1	6,330	2.5	4,823	2.8
Net sales to franchisees	3,980	0.8	3,606	1.0	1,758	0.7	1,744	1.0

Net sales	511,558	100.0	342,421	100.0	254,767	100.0	173,436	100.0
Cost of goods sold	195,037	38.1	130,523	38.1	98,082	38.5	65,834	38.0

Gross profit	316,521	61.9	211,898	61.9	156,685	61.5	107,602	62.0
General, administrative and store operating expenses	188,799	36.9	125,694	36.7	92,994	36.5	63,410	36.5
Depreciation and amortization	13,701	2.7	9,602	2.8	6,924	2.7	4,977	2.9

Income from operations	114,021	22.3	76,602	22.4	56,767	22.3	39,215	22.6
Interest income, net	753	0.1	549	0.1	484	0.2	246	0.1

Income before taxes	114,774	22.4	77,151	22.5	57,251	22.5	39,461	22.7
Income tax provision	43,613	8.5	29,317	8.5	21,755	8.6	14,995	8.6

Net income	$71,161	13.9	$47,834	14.0	$35,496	13.9	$24,466	14.1

Per share data:
Net income per common share–basic	$0.80		$0.56		$0.40		$0.28

Net income per common and common equivalent share–diluted	$0.79		$0.55		$0.39		$0.28

Weighted average common shares outstanding–basic	88,878		85,741		89,286		85,969

Weighted average common and common equivalent shares outstanding–diluted	89,983		87,405		90,189		87,618

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$71,161	$47,834

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, cost of goods sold	1,589	702
Depreciation and amortization, other	13,701	9,602
Deferred tax benefit	(950)	(1,644)
Tax benefit of options exercised	24,857	7,020
Deferred rent expense, net	1,171	885
(Gain) loss from disposal of property and equipment	(122)	519
Net change in:
Receivables	1,192	(1,447)
Inventories	(7,069)	(4,497)
Prepaid expenses and other, net	(1,469)	(1,496)
Accounts payable	4,167	2,641
Accrued liabilities	2,301	3,007

Total adjustments	39,368	15,292

Net cash provided by operating activities	110,529	63,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net	(97,560)	(39,058)
Purchases of property and equipment	(33,943)	(26,372)

Net cash used in investing activities	(131,503)	(65,430)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	19,828	4,792
Payments on capital leases	(1,278)	–

Net cash provided by financing activities	18,550	4,792

Net (decrease) increase in cash and cash equivalents	(2,424)	2,488
CASH AND CASH EQUIVALENTS – Beginning of Period	15,676	8,753

CASH AND CASH EQUIVALENTS – End of Period	$13,252	$11,241

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$54	$24
Cash paid for income taxes	$18,444	$24,014

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2004
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

     Operating results for the twenty-six weeks ended July 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Note 2. Stock-Based Compensation

     The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in net income for the twenty-six weeks ended July 31, 2004 and August 2, 2003, as all options granted during the periods have exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, to all stock-based employee compensation.

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income, as reported	$71,161	$47,834	$35,496	$24,466
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	4,618	4,443	2,139	2,238

Net income, pro forma	$66,543	$43,391	$33,357	$22,228

Net income per common share:
Basic – as reported	$0.80	$0.56	$0.40	$0.28
Basic – pro forma	$0.75	$0.51	$0.37	$0.26
Diluted – as reported	$0.79	$0.55	$0.39	$0.28
Diluted – pro forma	$0.74	$0.49	$0.37	$0.25

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2004
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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Weighted average common shares outstanding — basic	88,877,974	85,741,005	89,286,203	85,969,259
Dilutive effect of stock options outstanding	1,105,309	1,663,729	903,247	1,648,459

Weighted average common and common equivalent shares outstanding — diluted	89,983,283	87,404,734	90,189,450	87,617,718

Note 4. Goodwill and Intangible Assets

     The Company’s goodwill and indefinite-lived intangible asset are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation will be performed during the fourth quarter of each year. The change in the carrying amount of goodwill for the twenty-six weeks ended July 31, 2004 is as follows:

Balance as of January 31, 2004	$60,114
Purchase price adjustment, The White House, Inc.	256

Balance as of July 31, 2004	$60,370

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of exclusively designed, private label, sophisticated, casual-to-dressy clothing, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market and Soma by Chico’s brand names.

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

Overview

     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining the newness, fit and comfort in the merchandise offerings, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success in regards to these critical success factors, the Company’s senior management monitors certain key performance indicators, including:

•	Comparable store sales growth – For the thirteen-week and twenty-six week periods ended July 31, 2004, the Company’s comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) reached 14.1% and 17.0%, respectively. The thirteen-week increase of 14.1% represents the fifth consecutive quarter of comparable store sales growth of at least 14%, as well as the 27th out of the last 29 quarterly periods with at least double digit increases in comparable store sales. The Company believes that comparable store sales growth is a critical success factor and a positive indication of the Company’s ability to manage its expansion and its ability to open and operate stores effectively.

•	Positive operating cash flow – For the twenty-six week period ended July 31, 2004, cash flow from operating activities totaled $111 million compared with $63 million for the prior twenty-six week period ended August 2, 2003. Over 30% of the increase in operating cash flow was attributable to the tax benefit from an unusual volume of stock option exercises. The remaining cash flow increase represented a growth of over 50%. The Company believes that a key strength of its business is the ability to consistently generate cash. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, additional infrastructure costs associated with the distribution center, to continue funding implementation of state of the art information systems and to fund strategic acquisitions. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section.

•	Passport Club – Management believes that a significant indicator of the Company’s success with its personalized customer service training programs and the success of its marketing initiatives is the growth of its loyalty program, the “Passport Club.” For the thirteen-week and twenty-six week periods ended July 31, 2004, the Company added approximately 86,000 and 177,000 permanent Passport Club members, respectively, and approximately 238,000 and 481,000 preliminary Passport Club members, respectively. The Company believes that the continued growth of its Passport Club indicates that the Company is still generating strong interest from new customers, many of whom tend to become long-term loyal customers, due in large part to the Company’s commitment to personalized customer service.

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

     For the thirteen weeks ended July 31, 2004, the Company reported net sales, operating income and net income of $255 million, $57 million and $35 million, respectively, up 46.9%, 44.8% and 45.1%, from the comparable period in the prior fiscal year. The Company’s gross margin decreased to 61.5% for the thirteen weeks ended July 31, 2004 from 62.0% for the comparable period in the prior fiscal year.

     For the twenty-six weeks ended July 31, 2004, the Company reported net sales, operating income and net income of $512 million, $114 million and $71 million, respectively, up 49.4%, 48.8% and 48.8%, from the comparable period in the prior fiscal year. The Company’s gross margin remained unchanged at 61.9% for the twenty-six weeks ended July 31, 2004 from the comparable period in the prior fiscal year.

Results of Operations – Thirteen Weeks Ended July 31, 2004 Compared to the Thirteen Weeks Ended August 2, 2003.

     Net Sales

     The following table shows net sales by Company-owned stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the thirteen weeks ended July 31, 2004 (the “current period”) and August 2, 2003 (the “prior period”) (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 31, 2004		August 2, 2003
Net sales by Company stores	$246,679	96.8%	$166,869	96.2%
Net sales by catalog and Internet	6,330	2.5	4,823	2.8
Net sales to franchisees	1,758	0.7	1,744	1.0

Net sales	$254,767	100.0	$173,436	100.0

     Net sales by Company-owned stores increased in the current period from the prior period primarily due to new store openings, the acquisition of The White House, Inc. on September 5, 2003, as well as from the current trend of double-digit increases in the Company’s comparable store net sales (including stores within the comparable store base that have been expanded or relocated within the same general market). A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 31, 2004	August 2, 2003
Comparable store sales increases	$23,256	$18,119
Comparable same store sales %	14.1%	14.6%
New store sales, net	$56,554	$28,622

     The comparable store sales increase of 14.1% was driven primarily by an increase in the number of transactions compared to the prior period and, to a lesser extent, from an increase of 1.2% in the average unit retail price (which is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes). All of the net sales from White House | Black Market stores since the date of acquisition on September 5, 2003 and through the end of the current period and all of the net sales from the Company’s now discontinued Pazo store concept during the prior period are included in new store sales for the prior period; no such sales are included in comparable store sales.

     Net sales by catalog and Internet for the current period (which only included Chico’s merchandise) increased by $1.5 million, or 31.2%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the increased page count and number of catalog mailings and additional television spots in the current period versus the prior period.

     Cost of Goods Sold/Gross Profit

     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended July 31, 2004 and August 2, 2003 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 31, 2004	August 2, 2003
Cost of goods sold	$98,082	$65,834
Gross profit	156,685	107,602
Gross profit percentage	61.5%	62.0%

     The decrease in the gross profit percentage during the current period resulted primarily from White House | Black Market sales, which carry a lower merchandise gross profit percentage than sales at Chico’s frontline stores, increased product development costs, as a percentage of net sales, principally associated with the White House | Black Market brand and, to a lesser extent, slightly increased markdowns at the Chico’s frontline stores and costs associated with the upcoming initial launch of the Soma by Chico’s brand in the third fiscal quarter. These decreases were partially offset by significantly improved margins at the Company’s outlet stores and from operating efficiencies associated with the Company’s new distribution center (the costs of which are included in the Company’s cost of goods sold).

     General, Administrative and Store Operating Expenses

     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirteen weeks ended July 31, 2004 and August 2, 2003 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 31, 2004	August 2, 2003
General, administrative and store operating expenses	$92,994	$63,410
Percentage of total net sales	36.5%	36.5%

     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings (including those costs associated with the White House | Black Market stores added by virtue of the acquisition in the third quarter of fiscal 2003) and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales was positively impacted by leverage improvements in the Chico’s frontline stores (primarily personnel and occupancy costs) associated with the Company’s current period comparable store sales increase of 14.1%, which improvements were offset by costs associated with White House | Black Market store operating expenses, which run substantially higher than Chico’s frontline stores as a percentage of net sales. To a lesser degree, general and administrative expenses as a percentage of net sales was affected by increased costs associated with the Company’s Sarbanes-Oxley initiatives and increased marketing costs as a percentage of net sales.

     Net Income

     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended July 31, 2004 and August 2, 2003 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 31, 2004	August 2, 2003
Net income	$35,496	$24,466
Percentage of total net sales	13.9%	14.1%

Results of Operations – Twenty-Six Weeks Ended July 31, 2004 Compared to the Twenty-Six Weeks Ended August 2, 2003.

     Net Sales

     The following table shows net sales by Company-owned stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the twenty-six weeks ended July 31, 2004 (the “current period”) and August 2, 2003 (the “prior period”) (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2004		August 2, 2003
Net sales by Company stores	$495,166	96.8%	$328,310	95.9%
Net sales by catalog and Internet	12,412	2.4	10,505	3.1
Net sales to franchisees	3,980	0.8	3,606	1.0

Net sales	$511,558	100.0	$342,421	100.0

     Net sales by Company-owned stores increased in the current period from the prior period primarily due to new store openings, the acquisition of The White House, Inc. on September 5, 2003, as well as from the current trend of double-digit increases in the Company’s comparable store net sales (including stores within the comparable store base that have been expanded or relocated within the same general market). A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
Comparable store sales increases	$55,168	$27,133
Comparable same store sales %	17.0%	11.2%
New store sales, net	$111,688	$55,785

     The comparable store sales increase of 17.0% was driven primarily by an increase in the number of transactions in the current period compared to the prior period and, to a lesser extent, from an increase of 2.9% in the average unit retail price (which is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes). All of the net sales from White House | Black Market stores since the date of acquisition on September 5, 2003 and through the end of the current period and all of the net sales from the Company’s now discontinued Pazo store concept during the current and prior period are included in new store sales for the current and prior period; no such sales are included in comparable store sales.

     Net sales by catalog and Internet for the current period (which only included Chico’s merchandise) increased by $1.9 million, or 18.2%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the increased page count and number of catalog mailings and additional television spots in the current period versus the prior period.

     Cost of Goods Sold/Gross Profit

     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the twenty-six weeks ended July 31, 2004 and August 2, 2003 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
Cost of goods sold	$195,037	$130,523
Gross profit	316,521	211,898
Gross profit percentage	61.9%	61.9%

     Gross profit percentage during the current period was positively impacted by improved margins at the Chico’s frontline stores (mainly due to improved initial markups on new products) and, to a lesser extent, from significantly improved margins at the Company’s outlet stores. To a lesser degree, gross profit was positively impacted by operating efficiencies associated with the Company’s new distribution center (the costs of which are included in the Company’s cost of goods sold). The gross profit percentage was adversely impacted by the White House | Black Market sales, which carry a lower merchandise gross profit percentage than sales at Chico’s frontline stores, and an increase in product development costs, as a percentage of sales, primarily due to White House | Black Market and costs associated with the upcoming initial launch of the Soma by Chico’s brand in the third quarter.

     General, Administrative and Store Operating Expenses

     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the twenty-six weeks ended July 31, 2004 and August 2, 2003 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
General, administrative and store operating expenses	$188,799	$125,694
Percentage of total net sales	36.9%	36.7%

     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings (including those costs associated with the White House | Black Market stores added by virtue of the acquisition in the third quarter of fiscal 2003) and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales increased 20 basis points over the prior period primarily due to costs associated with White House | Black Market store operating expenses, which run substantially higher than Chico’s frontline store operating expenses as a percentage of net sales. To a lesser degree, the increase as a percentage of net sales was attributable to the interim continuation of the White House | Black Market corporate headquarters and related functions and costs associated with the Company’s Sarbanes-Oxley initiatives. These increases were partially offset by decreases in Chico’s store operating expenses as a percentage of net sales over the prior period due primarily to leverage improvement in store personnel and occupancy costs associated with the Company’s current period comparable store sales increase of 17.0%.

     Net Income

     The following table shows net income in dollars and as a percentage of total net sales for the twenty-six weeks ended July 31, 2004 and August 2, 2003 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2004	August 2, 2003
Net income	$71,161	$47,834
Percentage of total net sales	13.9%	14.0%

Comparable Company Store Net Sales

     Comparable Company store net sales increased by 14.1% in the current quarter and 17.0% in the first six months of this fiscal year, when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).

     The comparable store percentages reported above include 23 and 28 stores, respectively, that were expanded or relocated within the last twelve months from the beginning of the prior period by an average of 1,131 and 1,103 net selling square feet, respectively. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the increase in comparable Company-

owned store net sales would have been 13.1% for the current quarter and 16.1% for the first six months (versus 14.1% and 17.0% as reported, respectively). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by many other retailers. The comparable store percentages reported above do not include any of the White House | Black Market stores. These stores are treated by the Company as new stores acquired in fiscal 2003 and will not be included in the comparable store computation until they have been under the ownership of the Company for at least twelve full months.

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

Liquidity and Capital Resources

     The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories. Also, to a lesser degree, during fiscal 2004, the Company has experienced the need for working capital to address the launching of its new test concept, Soma by Chico’s, whose stores began opening during the third quarter of fiscal 2004.

     The following table shows the Company’s capital resources as of July 31, 2004 and August 2, 2003 (amounts in thousands):

	July 31, 2004	August 2, 2003
Cash and cash equivalents	$13,252	$11,241
Marketable securities	201,907	130,161
Working capital	223,620	148,690

     Working capital increased from August 2, 2003 to July 31, 2004 primarily due to the Company’s ability to generate significant cash from operating activities (in large part due to the Company’s strong comparable store sales), which cash was substantially more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.

     Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will satisfy the Company’s working capital needs, capital expenditure needs (see “New Store Openings” discussed below), commitments and other liquidity requirements associated with the Company’s operations through at least the next 12 months.

     Operating Activities

     Net cash provided by operating activities was $110.5 million and $63.1 million for the twenty-six weeks ended July 31, 2004 (the “current period”) and August 2, 2003 (the “prior period”), respectively. The cash provided by operating activities for both periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:

•	Depreciation and amortization expense;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.

     In addition, in the current period, cash flow from operating activities was significantly increased from a tax benefit of $24.9 million related to the exercise of employee stock options.

     Investing Activities

     Net cash used in investing activities was $131.5 million and $65.4 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively.

     The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, White House | Black Market, and Soma by Chico’s stores ($24.5 million), installation costs associated with new software packages and systems integration of the White House | Black Market ($3.3 million), distribution center infrastructure costs ($2.5 million), and other miscellaneous capital expenditures ($3.6 million).

     The Company invested $97.6 million, net in marketable securities during the current period. In the prior period, the Company invested $39.1 million, net in marketable securities.

     Financing Activities

     Net cash provided by financing activities was $18.6 million and $4.8 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003, respectively. The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. During the current period, the Company satisfied the remaining balances due on capital leases assumed as a result of The White House, Inc. acquisition totaling $1.3 million.

     During the first six months of the current fiscal year, seventeen of the Company’s twenty-four officers or former officers, its two non-officer inside directors, and three of its five independent directors exercised an aggregate of 1,699,370 stock options at prices ranging from $0.7777 to $18.505 and several employees and former employees exercised an aggregate of 122,405 options at prices ranging from $0.3610 to $21.60. Also, during this period, the Company sold 47,555 shares of common stock during the March offering period under its employee stock purchase plan at a price of $36.34. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $19.8 million.

New Store Openings

     The Company plans to open between 85 and 95 net new Company-owned stores in fiscal 2004, of which 44 were open as of August 23, 2004. The Company believes that the liquidity needed for its planned new store growth (including the launch of its new concept, Soma by Chico’s), continuing remodel/expansion program, continued installation of new software packages, and maintenance of proper inventory levels associated with this growth will be funded from cash flow from operations and its existing strong cash and marketable securities balances. The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company-owned stores planned to be opened in future periods.

Seasonality and Inflation

     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

Critical Accounting Policies and Estimates

     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in the critical accounting policies during the twenty-six weeks ended July 31, 2004.

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

     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of Chico’s styles (including without limitation styles of White House | Black Market and Soma by Chico’s), the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings (including without limitation White House | Black Market and Soma by Chico’s new store openings), the buying public’s acceptance of the Company’s new store concept, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently integrate and operate the recently acquired White House | Black Market division, risks associated with terrorist activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries and other similar factors.

     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation

     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at July 31, 2004, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The market risk of the Company’s financial instruments as of July 31, 2004 has not significantly changed since January 31, 2004. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of July 31, 2004, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

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

     There was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company was named as defendant in a putative class action suit filed in May 2003 in the Superior Court for the State of California, County of San Francisco, Charissa Villanueva v. Chico’s FAS, Inc. The Company filed an answer denying the material allegations of the Complaint. The Complaint alleges that the Company, in violation of California law, has in place a mandatory uniform policy that requires its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. It is the Company’s position that no such mandatory uniform policy exists. The Company encourages but does not require its associates to wear Chico’s clothing; although many Chico’s associates choose to wear Chico’s clothing, others do not. The parties are engaged in discovery, and the Company is continuing its investigation. No rulings on class certification have been made. No trial date has been set. Although the Company continues to believe that the case is without merit, the parties have agreed to participate in a voluntary private mediation in November 2004. Should the case not resolve at mediation, the Company will continue to vigorously defend the litigation.

     The Company was named as the defendant in a suit filed in July 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with Mr. Patel, the Company’s former Vice President – Chief Information Officer, and, alternatively, that the Company fraudulently induced Mr. Patel to work for the Company. The Company has filed a Motion to Dismiss the case. It is the Company’s position that no contract, express or implied, existed between the Company and Mr. Patel and that the Company did not engage in any fraudulent conduct. No discovery has commenced. The Company believes the allegations in the Complaint are without merit and intends to vigorously defend the litigation.

     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held June 22, 2004. There were 89,141,254 shares of common stock entitled to vote at the meeting. The following matters were voted upon:

     a) Election of Directors:

	Votes For	Votes Withheld
Class II — Term Expiring in 2007
Helene B. Gralnick	61,855,013	21,538,649
Verna K. Gibson	77,821,179	5,572,483
Betsy S. Atkins	79,207,655	4,186,007
Class I — Term Expiring in 2006
Scott A. Edmonds	62,170,321	21,223,341

     The terms of offices of Marvin J. Gralnick, Charles J. Kleman, Ross E. Roeder, and John W. Burden continued after the annual meeting. In addition, immediately following the meeting, Stewart P. Mitchell was appointed by the Board to fill his own vacancy, which arose by virtue of the meeting.

     b) Proposal to amend the Amended and Restated Articles of Incorporation:

Voting Results:
	For the Proposal	82,109,116
	Against the Proposal	1,081,338
	Abstentions	203,208

     c) Proposal to approve the Company’s Amended and Restated 2002 Employee Stock Purchase Plan:

Voting Results:
	For the Proposal	82,071,048
	Against the Proposal	1,099,632
	Abstentions	222,982

     d) Proposal to ratify the appointment of Ernst & Young LLP as Independent Certified Public Accountants:

Voting Results:
	For the Proposal	80,851,268
	Against the Proposal	2,432,356
	Abstentions	110,038

ITEM 6. EXHIBITS

     (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1	Articles of Amendment of the Amended and Restated Articles of Incorporation of Chico’s FAS, Inc., effective as of June 23, 2004
Exhibit 3.2	First Amendment to Amended and Restated By-laws of Chico’s FAS, Inc., adopted and effective January 23, 2004
Exhibit 3.3	Second Amendment to Amended and Restated By-laws of Chico’s FAS, Inc., adopted and effective June 21, 2004
Exhibit 4.1	Articles of Amendment of the Amended and Restated Articles of Incorporation of Chico’s FAS, Inc., effective as of June 23, 2004
Exhibit 4.2	First Amendment to Amended and Restated By-laws of Chico’s FAS, Inc., adopted and effective January 23, 2004
Exhibit 4.3	Second Amendment to Amended and Restated By-laws of Chico’s FAS, Inc., adopted and effective June 21, 2004
Exhibit 10.1	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of June 22, 2004
Exhibit 10.2	Employment Agreement between the Company and James P. Frain, effective as of May 1, 2004
Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: August 26, 2004	By:	/s/ Scott A. Edmonds
Scott A. Edmonds
President and Chief Executive Officer (Principal Executive Officer)

Date: August 26, 2004	By:	/s/ Charles J. Kleman
Charles J. Kleman
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: August 26, 2004	By:	/s/ Michael J. Kincaid
Michael J. Kincaid
Vice President– Finance and Chief Accounting Officer (Principal Accounting Officer)