Form 10-Q
period 2004-10-30
CHICOS FAS INC
filed 2004-11-30
CIK 897429

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT

For the Quarter Ended:	Commission File Number:
October 30, 2004	0-21258

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At November 22, 2004, there were 89,298,223 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Balance Sheets
(Unaudited)
(In thousands)

	October 30,	January 31,
	2004	2004
ASSETS
Current Assets:
Cash and cash equivalents	$13,688	$15,676
Marketable securities, at market	211,623	104,453
Receivables	7,430	6,368
Inventories	79,479	54,896
Prepaid expenses	9,419	8,655
Deferred taxes	11,067	7,525

Total Current Assets	332,706	197,573

Property and Equipment:
Land and land improvements	6,033	5,976
Building and building improvements	27,619	25,014
Equipment, furniture and fixtures	132,270	100,589
Leasehold improvements	126,031	99,806

Total Property and Equipment	291,953	231,385
Less accumulated depreciation and amortization	(77,861)	(57,660)

Property and Equipment, Net	214,092	173,725

Other Assets:
Goodwill	61,796	60,114
Other intangible assets	34,065	34,043
Other assets, net	6,945	5,399

Total Other Assets	102,806	99,556

	$649,604	$470,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,977	$27,796
Accrued liabilities	51,753	43,187
Current portion of deferred liabilities	286	599

Total Current Liabilities	98,016	71,582

Noncurrent Liabilities:
Deferred liabilities	15,272	12,713
Deferred taxes	13,014	11,724

Total Noncurrent Liabilities	28,286	24,437

Stockholders’ Equity:
Common stock	893	875
Additional paid-in capital	143,920	98,586
Retained earnings	378,588	275,339
Accumulated other comprehensive (loss) income	(99)	35

Total Stockholders’ Equity	523,302	374,835

	$649,604	$470,854

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended
	October 30, 2004		November 1, 2003		October 30, 2004		November 1, 2003
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales by Company stores	$755,589	96.7	$530,026	95.8	$260,421	96.5	$201,716	95.8
Net sales by catalog & Internet	19,402	2.5	17,084	3.1	6,991	2.6	6,578	3.1
Net sales to franchisees	6,340	0.8	5,880	1.1	2,361	0.9	2,275	1.1

Net sales	781,331	100.0	552,990	100.0	269,773	100.0	210,569	100.0
Cost of goods sold	296,605	38.0	211,725	38.3	101,568	37.7	81,202	38.6

Gross profit	484,726	62.0	341,265	61.7	168,205	62.3	129,367	61.4
General, administrative and store operating expenses	290,775	37.2	206,522	37.4	101,976	37.8	80,815	38.4
Depreciation and amortization	20,748	2.6	15,137	2.7	7,047	2.6	5,547	2.6

Income from operations	173,203	22.2	119,606	21.6	59,182	21.9	43,005	20.4
Interest income, net	1,373	0.2	705	0.2	620	0.2	155	0.1

Income before taxes	174,576	22.4	120,311	21.8	59,802	22.1	43,160	20.5
Income tax provision	66,338	8.5	45,718	8.3	22,725	8.4	16,401	7.8

Net income	$108,238	13.9	$74,593	13.5	$37,077	13.7	$26,759	12.7

Per share data:
Net income per common share–basic	$1.22		$0.87		$0.41		$0.31

Net income per common and common equivalent share–diluted	$1.20		$0.85		$0.41		$0.30

Weighted average common shares outstanding–basic	89,040		86,100		89,361		86,818

Weighted average common and common equivalent shares outstanding–diluted	90,022		87,827		90,119		88,509

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,238	$74,593

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, cost of goods sold	2,559	1,280
Depreciation and amortization, other	20,748	15,137
Deferred tax benefit	(2,252)	(1,794)
Tax benefit of options exercised	25,095	11,826
Deferred rent expense, net	1,717	1,337
Loss on impairment and disposal of property and equipment	319	3,551
Net change in:
Receivables	(1,255)	(887)
Inventories	(24,536)	(9,525)
Prepaid expenses and other, net	(522)	(802)
Accounts payable	18,182	3,814
Accrued liabilities	8,515	6,855

Total adjustments	48,570	30,792

Net cash provided by operating activities	156,808	105,385

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases) sales of marketable securities, net	(107,305)	20,834
Acquisition of The White House, Inc., net of cash acquired	—	(87,305)
Acquisition of franchise store	(1,257)	—
Purchases of property and equipment	(64,221)	(38,308)

Net cash used in investing activities	(172,783)	(104,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	20,255	9,350
Repurchase of common stock	(4,990)	—
Payments on capital leases	(1,278)	(82)

Net cash provided by financing activities	13,987	9,268

Net (decrease) increase in cash and cash equivalents	(1,988)	9,874
CASH AND CASH EQUIVALENTS – Beginning of Period	15,676	8,753

CASH AND CASH EQUIVALENTS – End of Period	$13,688	$18,627

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$75	$49
Cash paid for income taxes, net	$36,121	$36,385
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in business combination	$—	$4,266

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
October 30, 2004
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

     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirty-nine weeks ended October 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Note 2. Stock-Based Compensation

     The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. No stock-based employee or director compensation cost for stock options is reflected in net income for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, as all options granted during the periods have exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, to all stock-based employee compensation.

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income, as reported	$108,238	$74,593	$37,077	$26,759
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	7,463	6,934	2,845	2,448

Net income, pro forma	$100,775	$67,659	$34,232	$24,311

Net income per common share:
Basic – as reported	$1.22	$0.87	$0.41	$0.31
Basic – pro forma	$1.13	$0.79	$0.38	$0.28
Diluted – as reported	$1.20	$0.85	$0.41	$0.30
Diluted – pro forma	$1.12	$0.77	$0.38	$0.27

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 30, 2004
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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October	November	October	November
	30, 2004	1, 2003	30, 2004	1, 2003
Weighted average common shares outstanding – basic	89,039,580	86,100,039	89,361,142	86,818,106
Dilutive effect of stock options outstanding	982,472	1,726,765	757,674	1,690,746

Weighted average common and common equivalent shares outstanding — diluted	90,022,052	87,826,804	90,118,816	88,508,852

Note 4. Goodwill and Intangible Assets

     The Company’s goodwill and indefinite-lived intangible asset are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation will be performed during the fourth quarter of each year. The change in the carrying amount of goodwill for the thirty-nine weeks ended October 30, 2004 is as follows:

Balance as of January 31, 2004	$60,114
Purchase price adjustment, The White House, Inc.	256
Acquisition of franchise store	1,426

Balance as of October 30, 2004	$61,796

Note 5. Stock Repurchase Program

     In September 2004, the Company’s Board of Directors approved the repurchase, over a twelve-month period ending in September 2005, of up to $100 million of the Company’s outstanding common stock (the “Program”). Pursuant to the Program, purchases of shares of the Company’s common stock may be made from time to time on the open market, through block trades or otherwise, and/or in privately negotiated transactions depending upon prevailing market conditions. The Company repurchased and retired 137,500 shares of its common stock during the thirteen weeks ended October 30, 2004 in connection with the Program, at a total cost of approximately $5.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of exclusively designed, private label, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market and Soma by Chico’s brand names.

          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s 2003 Annual Report to Stockholders.

Overview

          The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores, its growth in comparable store sales and its increased operating margin arising out of improved gross profit margin and leverage of operating costs. In the last five years the Company has grown from 162 stores as of January 31, 1999 to approximately 636 stores as of October 30, 2004, which includes the significant store growth resulting from the acquisition of the White House | Black Market in 2003. The Company continues to expand its presence through the opening of new stores, the development of new opportunities such as Soma by Chico’s and through the extension of its merchandise line. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease from the 40% plus rate of overall sales growth experienced in prior years, largely reflecting the Company’s significantly increased size, its 20% net square footage growth goal and the expectation that its same store sales increases will moderate. Nevertheless, even at a reduced growth rate, the Company expects to continue its ability to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no debt and foresees no current need to incur debt to support its continued growth.

          Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining the newness, fit and comfort in the merchandise offerings, customer acceptance of new store concepts, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success in regards to these critical success factors, the Company’s senior management monitors certain key performance indicators, including:

•	Comparable store sales growth – For the thirteen-week and thirty-nine week periods ended October 30, 2004, the Company’s comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) reached 6.1% and 13.0%, respectively. The Company believes that comparable store sales growth is a critical success factor and a positive indication of the Company’s ability to manage its expansion and its ability to open and operate stores effectively.

•	Positive operating cash flow – For the thirty-nine week period ended October 30, 2004, cash flow from operating activities totaled $157 million compared with $105 million for the prior thirty-nine week period ended November 1, 2003. Although over 25% of the increase in operating cash flow was attributable to the tax benefit from an unusual volume of stock option exercises, the remaining cash flow increase represented a growth of over 40%. The Company believes that a key strength of its business is the ability to consistently generate cash to support operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, to fund additional infrastructure costs associated with the distribution center, to continue funding implementation of state of the art information systems and to fund strategic acquisitions. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section.

•	Passport Club – Management believes that a significant indicator of the Company’s success with its personalized customer service training programs and the success of its marketing initiatives is the growth of its loyalty program, the “Passport Club.” For the thirteen-week and thirty-nine week periods ended October 30, 2004, the Company added approximately 87,000 and 264,000 permanent Passport Club members, respectively, and approximately 199,000 and 680,000 preliminary Passport Club members, respectively. The Company believes that the continued growth of its Passport Club indicates that the Company is still generating strong interest from new customers, many of whom tend to become long-term loyal customers, due in large part to the Company’s commitment to personalized customer service. To that end, the Company introduced a new frequent shopper program at the White House | Black Market stores during October 2004 called “The Black Book”. Management currently reviews and analyzes the results of its Passport Club program on a weekly basis and intends to do the same with respect to The Black Book program.

•	Quality and merit of merchandise offerings – To monitor and maintain the acceptance of its merchandise offerings, the Company monitors sell-through levels, inventory turns, gross margins and markdown rates on a classification and style level. Although the Company does not disclose these statistics for competitive reasons, these reviews help identify comfort, fit and newness issues at an early date and help the Company plan future product development and buying.

          For the thirteen weeks ended October 30, 2004, the Company reported net sales, operating income and net income of $270 million, $59 million and $37 million, respectively, up 28.1%, 37.6% and 38.6%, from the comparable period in the prior fiscal year. The Company’s gross margin increased to 62.3% for the thirteen weeks ended October 30, 2004 from 61.4% for the comparable period in the prior fiscal year.

          For the thirty-nine weeks ended October 30, 2004, the Company reported net sales, operating income and net income of $781 million, $173 million and $108 million, respectively, up 41.3%, 44.8% and 45.1%, from the comparable period in the prior fiscal year. The Company’s gross margin increased to 62.0% for the thirty-nine weeks ended October 30, 2004 from 61.7% for the comparable period in the prior fiscal year.

Results of Operations – Thirteen Weeks Ended October 30, 2004 Compared to the Thirteen Weeks Ended November 1, 2003.

          Net Sales

          The following table shows net sales by Company-owned stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the thirteen weeks ended October 30, 2004 (the “current period”) and November 1, 2003 (the “prior period”) (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 30, 2004		November 1, 2003
Net sales by Company stores	$260,421	96.5%	$201,716	95.8%
Net sales by catalog and Internet	6,991	2.6	6,578	3.1
Net sales to franchisees	2,361	0.9	2,275	1.1

Net sales	$269,773	100.0	$210,569	100.0

          Net sales by Company-owned stores increased in the current period from the prior period primarily due to new store openings, the acquisition of The White House, Inc. on September 5, 2003, as well as from increases in the Company’s comparable store net sales (including stores within the comparable store base that have been expanded or relocated within the same general market). A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003
Comparable store sales increases	$11,792	$27,139
Comparable same store sales %	6.1%	20.9%
New store sales, net	$46,913	$43,017

          The comparable store sales increase of 6.1% was driven primarily by an increase in the number of transactions compared to the prior period but was offset to a lesser extent by a decrease of 0.2% in the average unit retail price (which is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes). White House | Black Market stores acquired as part of The White House, Inc. acquisition were included in the comparable store sales calculation beginning in October 2004, which was 12 full months after the acquisition date of September 5, 2003. For October, the White House | Black Market same store sales represent approximately 11% of the total same store sales base, with the White House | Black Market same store sales increase being slightly ahead of the Chico’s same store sales increase. All of the net sales from the Company’s now discontinued Pazo store concept during the prior period have been included in the new store sales for the prior period and no such sales are included in comparable store sales.

          Net sales by catalog and Internet for the current period (which only included Chico’s merchandise) increased by $0.4 million, or 6.3%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the increased page count and number of catalog mailings and additional television spots in the current period versus the prior period.

          Cost of Goods Sold/Gross Profit

          The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended October 30, 2004 and November 1, 2003 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003
Cost of goods sold	$101,568	$81,202
Gross profit	168,205	129,367
Gross profit percentage	62.3%	61.4%

          The increase in the gross profit percentage during the current period resulted primarily from improved margins at Chico’s and White House | Black Market frontline stores (which improvement generally resulted from improved initial merchandise markups) as well as from significantly improved margins at the Company’s outlet stores. To a lesser degree, this increase in gross profit percentage resulted from decreased inventory shrinkage costs and from operating efficiencies associated with the Company’s new distribution center (the costs of which are included in the Company’s costs of goods sold). These increases to gross profit percentage were partially offset by the increasing percentage of White House | Black Market sales, which carry a lower merchandise gross profit percentage than sales at Chico’s frontline stores and increased product development costs, as a percentage of net sales, principally associated with the White House | Black Market brand and, to a lesser extent, costs associated with the launch of the Soma by Chico’s brand in the fiscal third quarter.

          General, Administrative and Store Operating Expenses

          The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirteen weeks ended October 30, 2004 and November 1, 2003 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003
General, administrative and store operating expenses	$101,976	$80,815
Percentage of total net sales	37.8%	38.4%

          The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings (including those costs associated with the White House | Black Market stores added by virtue of the acquisition in the third quarter of fiscal 2003) and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales improved 60 basis points over the prior period primarily because there had been $2.9 million of store closing costs associated with the conclusion of the Pazo test concept included in the prior period with no comparable expense in the current period. To a lesser extent, general, administrative and store operating expenses as a percentage of net sales was positively impacted by leverage improvements in the Chico’s frontline stores (primarily personnel and occupancy costs) associated with the Company’s current period comparable store sales increase of 6.1%, which improvements were offset by costs associated with White House | Black Market store operating expenses, which run higher than Chico’s frontline stores as a percentage of net sales. To a lesser degree, general and administrative expenses as a percentage of net sales was affected by increased marketing costs as a percentage of net sales and increased costs associated with the Company’s Sarbanes-Oxley initiatives.

          Net Income

          The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended October 30, 2004 and November 1, 2003 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 30, 2004	November 1, 2003
Net income	$37,077	$26,759
Percentage of total net sales	13.7%	12.7%

Results of Operations – Thirty-Nine Weeks Ended October 30, 2004 Compared to the Thirty-Nine Weeks Ended November 1, 2003.

          Net Sales

          The following table shows net sales by Company-owned stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 30, 2004 (the “current period”) and November 1, 2003 (the “prior period”) (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2004		November 1, 2003
Net sales by Company stores	$755,589	96.7%	$530,026	95.8%
Net sales by catalog and Internet	19,402	2.5	17,084	3.1
Net sales to franchisees	6,340	0.8	5,880	1.1

Net sales	$781,331	100.0	$552,990	100.0

          Net sales by Company-owned stores increased in the current period from the prior period primarily due to new store openings, the acquisition of The White House, Inc. on September 5, 2003, as well as from the double-digit increase in the Company’s comparable store net sales (including stores within the comparable store base that have been expanded or relocated within the same general market). A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
Comparable store sales increases	$66,744	$54,320
Comparable same store sales %	13.0%	14.6%
New store sales, net	$158,819	$98,753

          The comparable store sales increase of 13.0% was driven primarily by an increase in the number of transactions in the current period compared to the prior period and, to a lesser extent, from an increase of 1.6% in the average unit retail price (which is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes). White House | Black Market stores acquired as part of The White House, Inc. acquisition were included in the comparable store sales calculation beginning in

October 2004, which was 12 full months after the acquisition date of September 5, 2003. All of the net sales from the Company’s now discontinued Pazo store concept during the prior period have been included in the new store sales for the prior period and no such sales are included in comparable store sales.

          Net sales by catalog and Internet for the current period (which only included Chico’s merchandise) increased by $2.3 million, or 13.6%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the increased page count and number of catalog mailings and additional television spots in the current period versus the prior period.

          Cost of Goods Sold/Gross Profit

          The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirty-nine weeks ended October 30, 2004 and November 1, 2003 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
Cost of goods sold	$296,605	$211,725
Gross profit	484,726	341,265
Gross profit percentage	62.0%	61.7%

          Gross profit percentage during the current period was positively impacted by improved margins at the Chico’s frontline stores (mainly due to improved initial merchandise markups which were offset, to a lesser degree, by increased markdowns as a percent of net sales) and, to a lesser extent, from significantly improved margins at the Company’s outlet stores. To a lesser degree, gross profit was positively impacted by operating efficiencies associated with the Company’s new distribution center (the costs of which are included in the Company’s cost of goods sold) and by decreased inventory shrinkage costs. The gross profit percentage was adversely impacted by the White House | Black Market sales, which carry a lower merchandise gross profit percentage than sales at Chico’s frontline stores, and an increase in product development costs, as a percentage of sales, primarily due to White House | Black Market and costs associated with the launch of the Soma by Chico’s brand in the fiscal third quarter.

          General, Administrative and Store Operating Expenses

          The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 30, 2004 and November 1, 2003 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
General, administrative and store operating expenses	$290,775	$206,522
Percentage of total net sales	37.2%	37.4%

          The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings (including those costs associated with the White House | Black Market stores added by virtue of the acquisition in the third quarter of fiscal 2003) and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales improved 20 basis points over the prior period primarily because there had been $2.9 million of store closing costs associated with the conclusion of the Pazo test concept included in the prior period with no comparable expense in the current period. General, administrative and store operating expenses as a percentage of net sales was also positively impacted by decreases in Chico’s store operating expenses as a percentage of net sales over the prior period due primarily to leverage improvement in store personnel and occupancy costs associated with the Company’s current period comparable store sales increase of 13.0%. This improvement was offset to a lesser extent by costs associated with White House | Black Market store operating expenses, which run higher than Chico’s frontline stores as a percentage of net sales. The decrease in store operating expenses as a percentage of net sales was offset by increased marketing costs as a percentage of net sales; costs related to the interim continuation of the White House | Black Market corporate headquarters and related functions; and costs associated with the Company’s Sarbanes-Oxley initiatives.

          Net Income

          The following table shows net income in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 30, 2004 and November 1, 2003 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2004	November 1, 2003
Net income	$108,238	$74,593
Percentage of total net sales	13.9%	13.5%

Comparable Company Store Net Sales

          Comparable Company store net sales increased by 6.1% in the current quarter and 13.0% in the first nine months of this fiscal year, when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).

          The comparable store percentages reported above include 30 and 40 stores, respectively, that were expanded or relocated within the last twelve months from the beginning of the prior period by an average of 890 and 917 net selling square feet, respectively. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 5.4% for the current quarter and 12.1% for the first nine months (versus 6.1% and 13.0% as reported, respectively). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by other retailers. White House | Black Market stores acquired as part of The White House, Inc. acquisition were included in the comparable store sales calculation beginning in October 2004, which was 12 full months after the acquisition date of September 5, 2003.

          The Company believes that the increase in comparable Company store net sales in the current period resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying and marketing departments on the Company’s target customers. The Company also believes that the look, fit and pricing policy of the Company’s product was in line with the needs of the Company’s target customer. In addition, the Company believes that the increase in comparable store sales was also fueled by a coordinated marketing plan, which includes national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper club (the “Passport Club”). To a lesser degree, the Company believes the increase was due to continued store-level training efforts associated with ongoing training programs and the Company’s overall ability to maintain its high standards for customer service and assistance.

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

          The following table shows the Company’s capital resources as of October 30, 2004 and November 1, 2003 (amounts in thousands):

	October 30, 2004	November 1, 2003
Cash and cash equivalents	$13,688	$18,627
Marketable securities	211,623	70,243
Working capital	234,690	98,243

          Working capital increased from November 1, 2003 to October 30, 2004 primarily due to the Company’s ability to generate significant cash from operating activities (in large part due to the Company’s strong comparable store sales), which cash was substantially more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.

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

          Operating Activities

          Net cash provided by operating activities was $156.8 million and $105.4 million for the thirty-nine weeks ended October 30, 2004 (the “current period”) and November 1, 2003 (the “prior period”), respectively. The cash provided by operating activities for both periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:

•	Depreciation and amortization expense;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.

          In addition, in the current period, cash flow from operating activities was significantly increased from a tax benefit of $25.1 million related to the exercise of employee stock options versus a tax benefit of $11.8 million related to option exercises in the prior period.

          Investing Activities

          Net cash used in investing activities was $172.8 million and $104.8 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively.

          The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, White House | Black Market, and Soma by Chico’s stores ($49.3 million), distribution center infrastructure costs ($5.2 million), installation costs associated with new software packages and systems integration of the White House | Black Market ($4.6 million), and other miscellaneous capital expenditures ($5.1 million).

          The Company invested $107.3 million, net, in marketable securities during the current period. In the prior period, the Company sold $20.8 million, net, in marketable securities. The $128.1 million year-over-year increase in net marketable securities was, for the most part, occasioned by the significant liquidation of marketable securities in the prior period to fund the acquisition of The White House, Inc.

          In August 2004, the Company paid $1.3 million to acquire the net assets of a franchise store.

          Financing Activities

          Net cash provided by financing activities was $14.0 million and $9.3 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, respectively. The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. During the current period, the Company satisfied the remaining balances due on capital leases assumed as a result of The White House, Inc. acquisition totaling $1.3 million.

          In September 2004, the Company’s Board of Directors approved the repurchase, over a twelve-month period ending in September 2005, of up to $100 million of the Company’s outstanding common stock. The Company repurchased 137,500 shares of its common stock during the thirty-nine weeks ended October 30, 2004 in connection with this stock repurchase program, at a total cost of approximately $5.0 million.

          During the first nine months of the current fiscal year, seventeen of the Company’s twenty-seven officers or former officers, its two non-officer inside directors, and three of its five independent directors exercised an aggregate of 1,699,370 stock options at prices ranging from $0.7777 to $18.505 and several employees and former employees exercised an aggregate of 141,720 options at prices ranging from $0.3610 to $27.20. Also, during this period, the Company sold 47,555 and 8,458 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $36.34 and $34.77, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $20.3 million.

New Store Openings

          The Company plans to open approximately 100 net new Company-owned stores in fiscal 2004, of which 96 were open as of November 22, 2004. Further, the Company plans to open approximately 105-115 net new stores in fiscal 2005. At this time the Company believes it will be opening between 65 and 70 net new Chico’s stores and 40-45 net new White House | Black Market stores. The Company’s plan, at this point, is to open only one new Soma by Chico’s in fiscal 2005, but will continue to evaluate this strategy as it analyzes the performance of the test stores. The Company believes that the liquidity needed for its planned new store growth (including continued investments associated with the recent launch of its new concept, Soma by Chico’s), continuing remodel/expansion program, continued installation of new software packages, and maintenance of proper inventory levels associated with this growth will be funded from cash flow from operations and its existing strong cash and marketable securities balances. The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company-owned stores planned to be opened in future periods.

Seasonality and Inflation

          Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

          The Company reports its sales on a monthly basis in line with other public companies in the women’s apparel industry. Although the Company believes this regular reporting of interim sales may provide for greater transparency to investors, the Company is concerned that these interim results tend to be relied upon too heavily as indicative of a trend. For example, such factors as the weather (numerous hurricanes this year), national events (elections), international events (9/11 and developments in Iraq), interest rates, and similar factors can significantly affect the Company for a particular period. In addition, the Company’s periodic results can be directly and significantly impacted by the extent to which the Company’s new merchandise offerings are accepted by its customers.

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in the critical accounting policies during the thirty-nine weeks ended October 30, 2004.

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

          These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of Chico’s styles and store concepts (including without limitation styles of White House | Black Market and Soma by Chico’s), the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings (including without limitation White House | Black Market and Soma by Chico’s new store openings), the buying public’s acceptance of the Company’s new store concept, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently integrate and operate the White House | Black Market division, risks associated with terrorist activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries and other similar factors.

          The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation

          In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at October 30, 2004, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk of the Company’s financial instruments as of October 30, 2004 has not significantly changed since January 31, 2004. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of October 30, 2004, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          The Company was named as defendant in a putative class action suit filed in May 2003 in the Superior Court for the State of California, County of San Francisco, Charissa Villanueva v. Chico’s FAS, Inc. The Company filed an answer denying the material allegations of the Complaint. The Complaint alleges that the Company, in violation of California law, has in place a mandatory uniform policy that requires its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. It is the Company’s position that no such mandatory uniform policy exists. The Company encourages but does not require its associates to wear Chico’s clothing; although many Chico’s associates choose to wear Chico’s clothing, others do not. No rulings on class certification were made, and no trial date was set. Although the Company believed it had strong defenses to the allegations in this case, the Company agreed to participate in a voluntary private mediation on November 10, 2004. A settlement was reached at the mediation, and the parties are in the process of preparing and finalizing the settlement documents. The settlement must be approved by the Court at both a preliminary and a final approval hearing before it becomes final. The Company does not believe the total settlement costs will have a material impact on the Company’s results of operations or financial condition.

          The Company was named as the defendant in a suit filed in July 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President – Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. The Company has filed an answer denying the material allegations of the Complaint and the parties are now engaged in the discovery process. No trial date has been set. The Company believes the case is without merit and will continue to vigorously defend the litigation.

          The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Approximate Dollar
Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number of	Average Price Paid	Part of Publicly	Publicly Announced
Period	Shares Purchased	per Share	Announced Plan (a)	Plan (a)
August 1, 2004 to August 28, 2004	—	$—	—	$—
August 29, 2004 to October 2, 2004	137,500	$36.29	137,500	$95,010
October 3, 2004 to October 30, 2004	—	$—	—	$—

Total	137,500	$36.29	137,500	$95,010

(a)	The Company announced the approval by its Board of Directors of a stock repurchase program on September 8, 2004. The Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s outstanding common stock over a twelve-month period initially scheduled to expire in September 2005.

ITEM 6. EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1	Letter Agreement regarding employment of Richard D. Sarmiento dated August 17, 2004

Exhibit 31.1	Chico’s FAS Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date:	November 30, 2004	By:	/s/ Scott A. Edmonds

Scott A. Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 30, 2004	By:	/s/ Charles J. Kleman

Charles J. Kleman
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date:	November 30, 2004	By:	/s/ Michael J. Kincaid

Michael J. Kincaid
Vice President– Finance and Chief Accounting Officer
(Principal Accounting Officer)