Form 10-K
period 2005-01-29
CHICOS FAS INC
filed 2005-04-08
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-21258

Chico’s FAS, Inc.
(Exact name of registrant as specified in its charter)

Florida	59-2389435
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)
11215 Metro Parkway,
Fort Myers, Florida 33912
(Address of principal executive offices) (Zip code)
(239) 277-6200
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered

Common Stock, Par Value $.01 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☑         No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Approximately $3,640,000,000 as of July 31, 2004 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on August 2, 2004).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
     Common Stock, par value $.01 per share — 179,901,788 shares as of March 21, 2005.
Documents incorporated by reference:

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 21, 2005.

CHICO’S FAS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED JANUARY 29, 2005

PART I

ITEM 1.	BUSINESS
General
      Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of private label, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items under the Chico’s, White House|Black Market (“WH|BM”), and Soma by Chico’s brand names.

Chico’s. The Chico’s brand, which began operations in 1983, sells exclusively designed, private label clothing focusing on women who are 35 years old and up with moderate and higher income levels. The styling is relaxed, figure-flattering, and mostly designed for easy care. The Chico’s brand is vertically integrated and the Company designs virtually all of its products either in-house or working with its independent vendors.

WH|BM. The WH|BM brand, which began operations in 1985 and was acquired by the Company in September 2003, focuses on women who are 25 years old and up who lead active work and social lives with moderate and higher income levels. Its offerings include high-quality fashion and merchandise in the classic and timeless colors of white and black and related shades. The WH|BM brand is developed by working closely with a number of vendors and agents to select, modify, create and combine products designed and manufactured by them or their sources.

Soma by Chico’s. In August 2004, the Company began testing 10 stores for its new intimate apparel concept, “Soma by Chico’s”, initially aimed at customers with the same age and income level as customers of the Chico’s brand. This concept offers products in intimate apparel, sleepwear, bodywear, and active wear that may ultimately appeal to a broader customer base than Chico’s. The Soma by Chico’s brand is developed by working closely with a number of independent vendors and agents to select products designed and manufactured by them or their sources and to design proprietary products either in house or working with these independent vendors.
      The Company continues to explore other specialty retail concepts, including brand extensions, which would be complimentary to its current brands and may be future growth vehicles. If a concept appears to offer profitable growth within a reasonable time horizon, the Company may move the concept into a test phase.
      The Company historically has endeavored to maintain a merchandise mix that emphasizes the continued introduction of new styles and designs to complement its seasonal and core product offerings. The Company intends to continue this approach with respect to its Chico’s brand and intends to expand the utilization of this approach with respect to the WH|BM brand and the Soma by Chico’s brand.
      As of March 21, 2005, the Company operated 672 retail stores, including those under the Chico’s,
WH|BM and Soma by Chico’s names in 47 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. The Company’s 456 Chico’s front-line Company-owned stores, 165 WH|BM front-line stores and 10 Soma by Chico’s stores, as of this date, compete in the “better-priced” market, with 29% of these stores predominantly in upscale malls, 16% in upscale street locations and the balance in upscale open air specialty and strip centers. Chico’s also has 12 franchised locations remaining in 3 states, although no new franchisees have been authorized since 1989. There are also 25 Chico’s outlet locations and 4 WH|BM outlet locations that provide clearance activities for the Chico’s, Soma by Chico’s, and WH|BM front-line stores.
      In May 2000, the Company established a call center for catalog and online sales for its Chico’s brand. Chico’s mails a catalog almost every month and historically has relied on these catalogs as a staple to drive its customers into its Chico’s brand stores. Since May 2000, these catalogs have also served to promote and encourage call-in and online sales. Sales through the call center’s toll free telephone numbers and from www.chicos.com amounted to $26.8 million in fiscal 2004 and are viewed as additional sales that provide a customer service for those who prefer shopping in this manner.
      Although the opportunity for online purchases of Soma by Chico’s merchandise is provided on the Chico’s website, the program is not currently supported by any stand-alone print catalog. As the Company continues to evaluate the overall Soma by Chico’s concept, the Company will also evaluate at what point it would make sense to launch a catalog for Soma by Chico’s and thus more extensively promote online sales for Soma by Chico’s. Any such launch is not expected until at least fiscal 2006.
      The Company launched a catalog for the WH|BM brand for the first time during the 2003 Christmas holiday season and, since then, has been utilizing catalogs for its WH|BM brand generally on a monthly basis. These catalogs are designed to drive customers into WH|BM stores, and the Company has not yet established the ability for customers to order WH|BM merchandise online or through its call center. The Company intends to expand its call center operations to handle catalog and online sales of WH|BM merchandise in late fiscal 2005.
      The Company has been experiencing annual double digit same store sales increases since fiscal 1997. Through late 2000, the Company had been able to use markdowns (first, second and special sales) in its front-line stores to effectively clear merchandise without opening new outlets. During this time, the Company operated between 7 and 8 outlets. In late 2000, Chico’s decided to develop a plan to discontinue using some of its smaller front-line stores as clearance vehicles and to reallocate more of the square footage to full-priced merchandise. To this end, Chico’s established a separate outlet division, with separate management. The newer outlet stores generally have a larger average store square footage than the front-line stores for each brand. In order to provide the Chico’s outlets with a full complement of merchandise, Chico’s also developed a supplemental product line for distribution only through its outlet stores. This product line is now known as “Additions by Chico’s”. This supplemental label includes select product items that are designed to help promote the clearance of existing merchandise within Chico’s. The Company has not established such a supplemental product for WH|BM or Soma by Chico’s.
      Also during the past few fiscal years, the Company has been testing the expansion of its Chico’s brand within its stores by offering certain items which complement the clothing products such as footwear, leather goods, watches, and other gift products that are primarily designed by the Company. All of these items are intended to promote the Chico’s brand in areas beyond clothing. Because of the additional space required to accommodate these additional categories and in an effort to improve the visual ambiance of its clothing and accessory presentations, the Company has been actively pursuing larger spaces for its existing and new Chico’s stores. Rather than targeting a 1,200-1,500 net selling square foot store as the Company had pursued through fiscal 1998, the Company now believes the target Chico’s brand store size is in the 1,800-3,000 net selling square feet range. Although the Company may from time to time open larger or smaller Chico’s stores, the Company’s primary focus in both its new and existing markets is currently a Chico’s store with 1,800-3,000 net selling square feet.
      The average size of a WH|BM store has been about 30-40% smaller than the current targeted size for a Chico’s store. In the future, the primary focus for WH|BM stores, in both new and existing markets, is expected to be a store with 1,500-2,500 net selling square feet.
      The Company regularly reviews the appropriate size for its stores and may adjust the target store size in the future as necessary.
      The Company intends to continue locating a large portion of its front-line Company-owned stores, including Chico’s, WH|BM and Soma by Chico’s, primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in, or near, mid-to-larger sized markets. In recent years, Chico’s has been opening locations in smaller sized markets with encouraging results and the Company intends to expand its opening of stores in smaller sized markets as long as results are meeting expectations. In the fiscal year ended January 29, 2005 (fiscal 2004), the Company opened 99 net new Company-owned stores and one of its franchisees opened one store. The Company plans to open a minimum of between 110 and 120 net new Company-owned stores in the fiscal year ending January 28, 2006 (fiscal 2005). Of this total, approximately 65-70 are expected to be Chico’s stores, approximately 40-45 are expected to be WH|BM stores, and up to 6 are expected to be Soma by Chico’s stores. The Company also expects to close up to 4 existing Chico’s stores and from 2 to 4 WH|BM stores during fiscal 2005.

The White House, Inc. Acquisition
      On September 5, 2003, the Company acquired all of the outstanding common stock of The White House, Inc. (“The White House”). As of September 5, 2003, The White House operated 107 stores in 30 states, the U.S. Virgin Islands, Puerto Rico and the District of Columbia. As a result of the acquisition, the Company believes it is poised to further strengthen its position in the specialty retail market and more effectively continue with its overall growth strategy.
      Over the three-year period ended on February 1, 2003, The White House increased its store base from 60 to 92 stores and achieved a compound annual growth rate in net sales of 32.9%. The White House’s comparable store sales gains averaged 11.5% per fiscal year during this period, increasing 13.1% in the fiscal year ended February 2, 2002 and 16.3% in the fiscal year ended February 1, 2003. The Company believes that its expertise in brand management, sourcing and other logistics provides the Company with the ability to continue to successfully expand product offerings and distribution under the WH|BM brand. The Company believes there are excellent opportunities for achieving operating synergies, some of which are already being realized. The Company has fully integrated all of The White House’s overhead functions with the Company’s current operations.
Business Strategies
      Overall Growth Strategy. Over the last several years, the Company has continued to build its store base primarily through the opening of new stores but also through the acquisition of the WH|BM concept. During the same time, the Company has been building its infrastructure to accommodate the anticipated future growth in its store base and the associated increases in revenues and expenses. This increase in infrastructure includes significant additions to its senior and middle management teams, a rollout of state-of-the art cash registers (fiscal 2001), a new distribution center (fiscal 2002) and new back office software which “went live” in the latter half of fiscal 2003. The Company has established annual square footage growth of at least 20% as its overall goal (which aggregates the square footage of Chico’s, WH|BM and Soma by Chico’s stores) for at least the next two years. In assessing the growth potential of each of the Company’s two primary divisions in the United States and the potential Canadian market, the Company believes the overall market for Chico’s stores to be between 600 and 800 stores, and that the overall market for WH|BM stores is very comparable to the potential number of Chico’s stores. The Company believes it is premature to assess any growth potential for the Soma by Chico’s brand.
      Distinctive Private Label Clothing and Coordinated Accessories. The most important element of the Company’s business strategies is the distinctive private label clothing and complementary accessories it sells.

Chico’s. Emphasizing a relaxed fit as well as comfort, Chico’s clothing is made mostly from natural fabrics (including cotton, linen and silk) blends and sophisticated synthetics and synthetic blends. Accessories, such as handbags, belts, shoes, and jewelry, including earrings, watches, necklaces and bracelets, are specifically designed to coordinate with the colors and patterns of the Chico’s brand clothing, enabling customers to easily enhance and individualize their wardrobe selections.

Chico’s designs virtually all of its clothing and accessories either in-house or working with its independent vendors, and Chico’s controls most aspects of the design process, including choices of pattern, construction, specifications, fabric, finishes and color.

Chico’s clothing is designed through the coordinated efforts of the merchandising and product development teams. Style, pattern, color and fabric for individual items of clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer.

The Chico’s product development and merchandising teams develop the in-house designs and design modifications. By conceptualizing and designing in-house, contracting, for the most part, directly with manufacturers, and providing on-site quality control, Chico’s has been able to realize average initial gross profit margins for its clothing and accessories that are higher than the industry average, while at the same time providing value to its customers.

The distinctive nature of Chico’s clothing is carried through to its sizing. Chico’s uses international type sizing, comprising sizes 0 (size 4-6), 1 (size 8-10), 2 (size 10-12), and 3 (size 14-16). As in the past, Chico’s occasionally will offer one-size-fits-all and small, medium and large sizing for some items. The relaxed nature of the clothing allows the stores to utilize this unusual sizing and thus offer a wide selection of clothing without having to invest in a large number of different sizes within a single style. Chico’s has also added half sizes (sizes 0.5, 1.5, 2.5 and 3.5) to some of its pant styles, most notably jeans.

WH|BM. WH|BM clothing is made from a variety of natural and synthetic fabrics, including cotton, rayon, silk, polyester, tencel, microfibers and matte jersey, all in white and black and related shades. As is the case with Chico’s, the accessories at WH|BM, such as handbags, belts and jewelry, including earrings, necklaces and bracelets, are specifically purchased and developed to coordinate with the colors and patterns of the clothing, enabling customers to easily enhance and individualize their wardrobe selections.

The clothing and accessories offered at WH|BM stores use designs created in-house, designs developed in conjunction with its vendors, and designs generally available in the market. For the most part, WH|BM purchases from intermediaries rather than directly from the manufacturers. The merchandise is selected, enhanced and created so as to carry out WH|BM’s commitment to “make women feel beautiful” and to project a contemporary and feminine self-image. As is the case with Chico’s, the style, pattern, color and fabric for individual items of WH|BM clothing are selected based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer.

The Company intends to offer the assistance of the Chico’s sourcing and technical product teams to the WH|BM teams in the product development and sourcing processes, and, at the appropriate time, may transition the in-house design and sourcing process for its product offering to deal more directly with its manufacturers. To that end, WH|BM is currently testing a small quantity of goods developed directly with a manufacturer.

Sizing in WH|BM stores is currently American sizes in the 0-14 range, which the Company believes is more appropriate for the target WH|BM customer. As a result, the fit of the WH|BM clothing tends to be more styled to enhance the figure of a body-conscious woman, yet remain comfortable.
      Personalized Service and Customer Assistance. The Company has always considered personalized customer service one of the most important factors in determining its success. The Company intends, through its specialized training efforts, to make certain that sales associates in all of its stores offer assistance and advice on various aspects of their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. The Company encourages, but does not require, sales associates to wear the Company’s clothing and accessories in its stores (subject to varying state laws) and, to complement this, it offers substantial employee discounts. The Company’s sales associates are encouraged to know their regular customers’ preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. To better serve its customers, sales associates are also encouraged to become familiar with new styles and designs of clothing and accessories by trying on new merchandise. Neither Chico’s nor WH|BM have found it necessary to offer alteration services.

Chico’s. As part of its strategy to reinforce the casual and comfortable aspects of Chico’s clothing, Chico’s sales associates are trained to demonstrate to customers the most attractive ways to wear Chico’s clothing. Dressing rooms in a Chico’s store are generally not equipped with mirrors, encouraging customers to come out of the dressing rooms so that store associates can provide such assistance.

WH|BM. While customer service has always been very important to WH|BM sales associates, the Company is in the process of adapting the Chico’s training programs for WH|BM sales associates in order to provide an even more focused customer service emphasis. WH|BM dressing rooms are equipped with mirrors (and are expected to continue to be so equipped) and store associates are being trained to further enhance their abilities to assist and advise on various aspects of their customers’ fashion and wardrobe needs.

      The Company takes pride in empowering its associates to make decisions that best serve the customer. This healthy sense of empowerment enables the Company’s associates to exceed customers’ expectations. In addition, many of the store managers and sales associates were themselves customers prior to joining the Company and can therefore more easily identify with customers. The Company’s associates are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico’s, Soma by Chico’s or WH|BM store. The Company provides a Company sponsored “SKU hotline” and in-store “SKU lookup” to assist sales associates with this task.
      Customer Loyalty. Building customer loyalty through focused preferred customer programs and effective implementation of the Company’s merchandising and customer service strategies is considered another key element for the Company’s success. The Company’s sophisticated database hardware and software allow the Company to more sharply focus its marketing, design and merchandising efforts to better address and define the desires of its target customer.

Chico’s. Chico’s preferred customer club, which was established in the early 1990’s, is known as the “Passport Club” (“Passport”), and is designed to encourage repeat sales and customer loyalty for its Chico’s brand. Features of the club include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new Chico’s merchandise.

A Chico’s customer signs up to join Passport at no cost, initially as a “preliminary” member. Once the customer spends $500 over any time frame, the customer becomes a “permanent” member entitled to a 5% lifetime discount, advance sale notices, free shipping and other benefits. Chico’s has been very successful in increasing its database of preliminary and permanent Passport members. As of January 29, 2005, Chico’s had approximately 1.3 million permanent Passport members and over 4.1 million preliminary Passport members. During fiscal 2004, the permanent Passport members accounted for approximately 76% of overall sales, while the preliminary members accounted for approximately 17% of overall sales. Also during fiscal 2004, Chico’s signed up an average of 70,000 preliminary new members per month, of which an average of approximately 30,000 per month spent the required $500 to become a permanent member. The Company has extended Passport benefits to purchases made at its Soma by Chico’s stores.

The Company believes that permanent Passport members shop more frequently and spend more on the average transaction than preliminary Passport members. During fiscal 2004, the average permanent Chico’s passport member spent $112 per transaction and shopped five to six times per year, while the preliminary Passport members averaged $70 per transaction and shopped one to three times per year.

WH|BM. During fiscal 2004, the Company launched a customer loyalty program for WH|BM called “The Black Book”. Similar to Passport, The Black Book is designed to encourage repeat sales and customer loyalty. Features of the club are similar to the Passport Club and include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new WH|BM merchandise. A WH|BM customer signs up to join The Black Book at no cost, initially as a “preliminary” member. Once the customer spends $300 over any time frame, the customer becomes a “permanent” member entitled to a 5% lifetime discount, birthday bonuses, double discount specials, advance sale notices, free shipping and other benefits. Since it was introduced and as of January 29, 2005, The Black Book already had over 60,000 permanent members and over 616,000 preliminary members. Since being launched, the permanent Black Book members have accounted for 25% of overall sales, while preliminary members have accounted for 48% of overall sales.
      High-Energy, Loyal Associates. The Company believes that the dedication, high energy level and experience of its management team, support staff, and store associates are key to its continued growth and success and helps to encourage personalized attention to the needs of its customers.

      In selecting its associates at all levels of responsibility, the Company looks for quality individuals with high energy levels who project a positive outlook. The Company has found that such associates perform most effectively for the Company in the stores and at headquarters and contribute to a fun and exciting shopping experience for its customers.
      Sales associates are compensated with a base hourly wage but also have opportunities to earn substantial incentive compensation based on their individual sales. For the most part, these incentives are based upon the dollar amount of sales to individual customers, thereby encouraging sales of multiple items and focusing the sales associate on each transaction. Store managers receive base salaries, except in California where they receive a base hourly wage. All store managers are also eligible to earn various incentive bonuses tied to individual sales and storewide sales performance. Each store brand has separate district and regional managers. The district and regional managers receive base salaries and also have the opportunity to earn monthly incentive compensation based upon the sales performance of stores in their districts and regions, as well as incentives, including, in some years, stock options, based on their district or region performance compared to the overall sales performance of the respective store brand.
      The Company offers its associates other recognition programs and the opportunity to participate in its stock incentive, stock purchase and 401(k) programs. Management believes that these programs and policies offer the Company’s associates opportunities to earn total compensation at levels that are generally at, or above, the average in the retail industry for comparable positions.
      The Company’s emphasis, where possible, on a “promote from within” philosophy, combined with increases in the number of new Company-owned stores, provides opportunities for qualified associates to advance to higher positions in the Company.
      Additional Company-Owned Stores. Management believes that the ability to open additional Company-owned stores will be a factor in the future success of the Company. During fiscal 2003, for example, the Company opened 51 new Company-owned Chico’s front-line stores, 10 Pazo stores, 7 WH|BM stores (subsequent to September 5, 2003) and 6 new Company-owned outlet stores, while closing 2 Chico’s front-line stores. Also, during fiscal 2003, the Company converted 1 Pazo store into a Chico’s front-line store. During fiscal 2003, the Company decided to discontinue the Pazo test concept and began the process of converting 8 of the remaining Pazo stores to the Company’s other concepts and permanently closing the remaining Pazo store. The closing/conversion process related to the Pazo stores was completed in early fiscal 2004. During fiscal 2004, the Company also opened 99 net new Company-owned stores and 1 new franchise store was opened for a total of 100 net new stores composed of 51 net Chico’s front-line stores, 2 Chico’s outlet stores, 44 net WH|BM front-line stores, 2 WH|BM outlet stores and 10 Soma by Chico’s stores minus 9 closed/converted Pazo stores. As of March 21, 2005, the Company has opened 6, net front-line Chico’s stores and 9 WH|BM stores of the minimum 110-120 net new Company-owned stores planned for the fiscal year. The Company has signed leases for several additional new Chico’s and WH|BM store locations, and the Company also is currently engaged in negotiations for the leasing of numerous additional sites. Of the 110-120 net new Company-owned stores to be opened in fiscal 2005, the Company expects to open approximately 25-27 stores in the first quarter, 31-35 stores in the second quarter, 34-36 stores in the third quarter, and the balance in the fourth quarter.
      In deciding whether to open a new store, the Company undertakes an extensive analysis that includes the following: identifying an appropriate geographic market; satisfying certain local demographic requirements; evaluating the location of the shopping area or mall and the site within the shopping area or mall; assessing proposed lease terms; and evaluating the sales volume necessary to achieve certain profitability criteria. Once the Company takes occupancy, it usually takes from three to five weeks to open a store. After opening, Chico’s and WH|BM front-line stores have typically generated positive cash flow within the first year of operation (after allocation of a portion of home office administrative expense based on sales) and have typically had an eleven to eighteen month payback of all initial capital and inventory costs. However, there can be no assurance that new Chico’s or WH|BM stores will achieve operating results similar to those achieved in the past.
      The Company plans to grow by opening additional Company-owned stores and does not currently intend to increase the number of franchisees. The Company intends to continue to support its franchise network and anticipates that its existing franchisee in Minnesota may be able to further meet the Chico’s criteria for opening additional stores in its limited territory. This franchisee opened one new franchised store in fiscal 2004.
Store Locations
      The Company’s Chico’s, WH|BM and Soma by Chico’s stores are situated, for the most part, in mid-to-larger sized markets. In recent years, the Company has been testing several locations in smaller sized markets with encouraging results. The Company intends to expand its opening of stores in smaller sized markets as long as results are meeting expectations. The Company’s front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls which offer high traffic of the respective target customers of the brand. For all of its brands, the Company seeks to locate the Company-owned front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more mid-to-high end department stores as anchor tenants and, where possible, have opened the Soma by Chico’s stores adjacent to or nearby an existing Chico’s store. The Chico’s and WH|BM outlet stores are, for the most part, located in outlet centers, although the Company is evaluating the possibility of opening several new outlets in value centers.
      On January 29, 2005, the Company-owned Chico’s front-line stores average approximately 2,032 net selling square feet, while the Company-owned Chico’s outlet stores average approximately 2,960 net selling square feet. WH|BM front-line stores average approximately 1,353 net selling square feet and WH|BM outlet stores average approximately 1,198 net selling square feet. Soma by Chico’s stores average approximately 2,290 net selling square feet. The Company seeks to open Chico’s front-line stores with approximately 1,800-3,000 net selling square feet and to open WH|BM front-line stores with approximately 1,500-2,500 net selling square feet. However, in locations where the Company has a desire to establish a store for either brand but where the optimum store size or location is unavailable, the Company will lease a front-line store with as few as 1,200 net selling square feet or as many as 4,500 net selling square feet. If the volume of business at one of these smaller stores is sufficient, and there is no ability to expand the existing store, the Company has chosen in the past to open additional stores nearby, operating more than one store in the same general shopping area. Non-selling space within Company-owned stores generally amounts to 25-28% of the gross leased space, and is not considered in the net selling square foot calculations.

      The Company’s current stores, as of March 21, 2005, are located in the following jurisdictions:

	Chico’s
	Company-Owned	Chico’s	Chico’s	WH | BM	WH | BM	Soma by
	Front-Line	Company-Owned	Franchised	Front-Line	Outlet	Chico’s
	Stores	Outlet Stores	Stores	Stores	Stores	Stores	Total Stores

California	55	4		21	1		81
Florida	48	4	1	20	1	2	76
Texas	35	2		13		3	53
Illinois	19	2		7			28
Georgia	16	1		8		1	26
Virginia	17	2		5			24
New Jersey	18			4			22
New York	17	2		2			21
Arizona	11	1		7		1	20
Maryland	13			5	1	1	20
North Carolina	15	1		4			20
Pennsylvania	17	1		2			20
Massachusetts	16	1		2			19
Ohio	13			5			18
Michigan	13		1	3			17
Connecticut	12			4			16
South Carolina	9			5			14
Colorado	8	1		4			13
Minnesota			10	2			12
Missouri	9			3			12
Tennessee	8			3		1	12
Louisiana	8			3			11
Oregon	7			3			10
Alabama	5	1		2		1	9
Nevada	4	1		3	1		9
Washington	7			2			9
Indiana	7			1			8
Kentucky	6			1			7
Oklahoma	5			2			7
Kansas	4			2			6
Wisconsin	5			1			6
New Mexico	3			2			5
Utah	4			1			5
Delaware	1	1		2			4
District of Columbia	2			2			4
Nebraska	3			1			4
Rhode Island	3			1			4
Hawaii				3			3
Iowa	2			1			3
Arkansas	2						2
Mississippi	2						2
U.S. Virgin Islands				2			2
Idaho	1						1
Maine	1						1
Montana	1						1
Puerto Rico				1			1
South Dakota	1						1
Vermont	1						1
West Virginia	1						1
Wyoming	1						1

Total	456	25	12	165	4	10	672

      In a typical new front-line Company store (including Chico’s, WH|BM and Soma by Chico’s stores), the Company’s out-of-pocket cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $300,000 to $650,000 (after taking into account landlord construction allowances and other concessions).
      For each store concept, the Company utilizes teams of associates experienced in new store openings who are able to supervise final build-out and set up store interiors rapidly, including, where necessary, the flooring, furniture, fixturing, equipment and initial inventory displays. The use of in-house crews allows the Company to open a new store generally within three to five weeks after taking occupancy. As a result, management believes that the Company opens its new stores more rapidly and at somewhat less cost than many of its competitors. The Company has an arrangement whereby the final design and initial build-out of the store is handled by third-party architectural and contracting firms, with offices or affiliates throughout the country. Under this arrangement, the Company’s in-house crews are still responsible for approving the final stages of the build-out and for setting up the store interiors.
      The following table sets forth information concerning changes in the number of Company-owned and franchise stores during the past five fiscal years:

	Fiscal Year Ended

	February 3,	February 2,	February 1,	January 31,	January 29,
	2001	2002	2003	2004	2005
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Company-Owned Stores
Stores at beginning of year*	191	239	300	366	545
Opened**	51	64	66	74	109
Acquired from franchisees	—	—	—	—	1
Acquired pursuant to The White House transaction	—	—	—	107	—
Closed	(3)	(3)	—	(2)	(10)

Stores at end of year	239	300	366	545	645

Franchise Stores
Stores at beginning of year	9	11	11	12	12
Opened	2	—	1	—	1
Acquired by Company	—	—	—	—	(1)

Stores at end of year	11	11	12	12	12

Total Stores	250	311	378	557	657

Stores by Brand
Chico’s front-line	233	289	349	399	450
Chico’s outlet	6	11	17	23	25
Chico’s franchise	11	11	12	12	12
WH|BM front-line	—	—	—	112	156
WH|BM outlet	—	—	—	2	4
Soma by Chico’s	—	—	—	—	10
Pazo	—	—	—	9	—

Total stores at end of year	250	311	378	557	657

*	Not retroactively restated to include the WH|BM stores prior to September 5, 2003.

**	Not retroactively restated to include the growth in the number of WH|BM stores prior to September 5, 2003. Also, does not include stores that opened as relocations, expansions or conversions of previously existing stores within the same general market area (approximately five miles).

Outlet Stores
      As of March 21, 2005, the Company operated 25 Chico’s outlet stores and 4 WH|BM outlet stores. The Company’s outlet stores carry slower-selling items removed from the front-line stores, remaining pieces of better-selling items replaced by new shipments of merchandise to front-line stores, returns of merchandise accepted from Chico’s franchise stores under the Company’s franchisee return policy, some seconds of certain merchandise, and its “Additions by Chico’s” label. Although the “Additions by Chico’s” label has grown to represent approximately 14% of the outlet sales during fiscal 2004, the Company does not currently anticipate that the “Additions by Chico’s” label will account for more than 25% of outlet sales in the future. The Company’s outlet stores act as a vehicle for clearing certain marked down merchandise while continuing to allow front-line stores to maintain a somewhat limited markdown policy. Prices at the Company’s outlet stores generally range from 30% to 70% below regular retail prices at front-line stores. Although service is also important at the Company’s outlet stores, there is somewhat less emphasis in the outlet stores on personalized customer service. Sales from the Company’s outlet stores represented approximately 3.9% of the Company’s net sales. The Company’s outlet stores have not been intended to be profit centers, and the Company is constantly re-evaluating its approach to outlet stores to improve the return on clearance of such goods.
      The Company’s outlet stores are generally larger than front-line stores, averaging approximately 2,720 net selling square feet at January 29, 2005. In fiscal 2004, the Company opened 2 new Chico’s outlet stores and 2 new WH|BM outlet stores. The Company opened 6 new Chico’s outlet stores in fiscal 2003, 6 new Chico’s outlet stores in fiscal 2002 and 5 new Chico’s outlet stores in fiscal 2001. Currently, the Company is planning to open 2-3 new Chico’s outlet stores and 6-7 new WH|BM outlet stores in fiscal 2005.
Franchise Stores
      Currently, there are twelve franchised Chico’s stores operated by three owners, none of whom is otherwise affiliated with the Company. Each franchisee paid an initial franchise fee of between $5,000 and $75,000 per store and is not required to pay any continuing monthly royalty. Each franchisee has been provided an exclusive license at a specified location to operate a Chico’s store and to utilize certain of the Company’s trademarks, service marks and certain other rights of the Company relating to the sale of Chico’s merchandise. The term of the franchise is generally ten years, renewable for additional ten-year periods if certain conditions pertaining to the renewal are met (including the payment of a renewal fee). Franchisees are required to operate their Chico’s stores in compliance with the Company’s operating requirements and the franchise agreement. The franchisee has full discretion to determine the prices to be charged to customers generally by changing or replacing the pre-ticketed price tags. Franchisees are required to purchase all Chico’s merchandise from Chico’s or from Company approved suppliers. Currently, the merchandise offered by Chico’s franchisees at their stores is purchased from the Company at prices equal to 50% of suggested retail prices, subject to rebates of between 2% and 8% based on actual quarterly return rates versus preset goals. In certain situations, franchise stores may carry other brands of clothing or accessories if the Company approves such merchandise. In such cases, franchisees may be required to pay the Company a monthly royalty equal to 5% of gross sales of any approved merchandise not purchased from the Company. During fiscal 2004, the Company’s net sales to franchisees totaled approximately $8.5 million, or 0.8% of total net sales.
      As of March 21, 2005, the franchisee holding franchise rights in Minnesota has the right to open additional Chico’s stores. With respect to the franchise rights granted in Minnesota, the Company granted an exclusive right to develop Chico’s stores and subfranchise within the state of Minnesota. The Minnesota franchisee may technically have the ability to open an unlimited number of additional Chico’s stores within its limited territory. However, the Company believes that economic, logistic and other practical considerations effectively limit the number of additional Chico’s stores that this franchisee may open in the future. The Company does not believe that the rights of the Minnesota franchisee will significantly limit the Company’s ability to expand.
      The Company intends to continue supporting its existing Chico’s franchise network. However, the Company does not intend at this time to pursue any new Chico’s franchises, to establish any WH|BM or Soma by Chico’s franchises, or to enter into any additional franchise territory development agreements. In the past, the Company has acquired certain franchise stores that have been offered for sale to the Company. During fiscal 2004, the Company acquired its franchise store in Indiana and is prepared to consider additional purchases of franchise stores that may be offered to the Company from time to time in the future. In addition, the Company may terminate franchises where performance or circumstances so justify. Management expects that Chico’s franchise stores will continue to play an increasingly less important role in the Company’s future sales and profitability.
Store Operations
      The Company-owned Chico’s stores typically employ a manager, two assistant managers, and numerous sales associates who are either full-time or part-time associates. The WH|BM stores historically have employed a manager and a slightly smaller support staff of associates, in part because of the smaller average size of stores. In an effort to further enhance customer service and drive sales in appropriate locations, staffing was increased somewhat at WH|BM stores during fiscal 2004. In addition, at newer WH|BM stores, which are generally larger in size, the Company will typically employ a staff comparable in size to that at Company-owned Chico’s stores. During the peak selling seasons, both Company-owned Chico’s stores and WH|BM stores generally hire additional sales associates.
      Many store support functions, such as purchasing and accounting, are handled by the Company’s corporate headquarters. Store managers at Company-owned Chico’s and Soma by Chico’s stores, however, are responsible for managing the store’s day-to-day business and driving sales in the stores. In order to effectively accomplish these tasks, store managers are encouraged to be present on the sales floor whenever possible during business hours. This allocation of responsibility allows store managers more time to focus on the actual management of the store, including the recruitment, training, and retention of store associates, and compliance with store operating policies and procedures. Store managers also manage store sales through the effective day-to-day management of the sales force, focusing on customer service, and implementing in-store and local community promotional and outreach programs. A similar allocation of responsibility is being implemented and adapted to the operations of the WH|BM stores.
      The Company has established formalized training programs that are intended to reinforce and enhance the personalized customer service offered by all associates as well as increase their merchandise knowledge. The comprehensive training programs include a Most Amazing Personal Services (M.A.P.S.) module and a Most Amazing Register System (M.A.R.S.) module, among others, which the Company believes will help assure that sales associates better understand the product and improve the level of service provided to its customers.
      The Company currently supervises its store operations through its Chief Stores Officer, its Senior Vice President-Chico’s Stores, its Vice President-Store Operations, its directors of WH|BM and Soma by Chico’s stores, several brand specific Regional Sales Managers, and numerous brand specific District Sales Managers. The Senior Vice President-Chico’s Stores and the Director of WH|BM National Sales, have direct supervision responsibility of their respective Regional Sales Managers. The Regional Sales Managers have direct supervision responsibility of their respective District Sales Managers. Each District Sales Manager supervises multiple store locations within their respective brand and has primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, staffing, training and expense-control programs established by headquarters.
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

      All Company-owned stores utilize essentially the same point of sale cash register computers, which are polled nightly to collect SKU-level sales data, Passport and The Black Book information and inventory receipt and transfer information for each item of merchandise, including information by style, color and size. Management evaluates this information, together with its weekly reports on merchandise shipments to the stores, to analyze profitability, formulate and implement company-wide merchandise pricing decisions, assist management in the scheduling and compensation of associates (including the determination of incentives earned) and, most importantly, to implement merchandising decisions regarding needs for additional merchandise, allocation of merchandise, future design and manufacturing needs and movement of merchandise from front-line stores to outlet stores.
      The Company operates a cash register system using a Windows NT platform in a wide area network and using the CRS Retail Systems software used by many other retailers. The Company is now focused on a register rollout which includes new cash register hardware and upgraded software and will focus on further improving customer service, reporting, training and overall functionality, including allowing the Company to better integrate all three channels of distribution.
      The WH|BM operations utilize essentially the same software systems to provide the various functions related to point-of-sale, inventory management, planning and distribution as utilized by the Chico’s brand. During fiscal 2004, the financial books and records for WH|BM operations were migrated to the Company’s existing financial systems, the other software systems previously utilized for the other operations of WH|BM were integrated with the Company’s newly implemented software systems and the Company moved the WH|BM merchandising, distribution and allocation software from its existing platform to a platform using systems substantially similar to those used at Chico’s. In addition, during the second and third quarters of fiscal 2004, the Company replaced the legacy WH|BM cash registers with a register very similar to the Chico’s cash register.
      The Company is committed to an ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments.
Merchandise Distribution
      Currently, all distribution is handled through the Company’s distribution center in Winder, Georgia. New merchandise is generally received daily at the distribution center. Merchandise from United States vendors is trucked to Georgia or arrives by air, as the circumstances require. Most of the merchandise from foreign vendors arrives in this country via air (and occasionally by sea) at various points of entry in New York, California, Georgia, or Florida and is transported via truck to the distribution center. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture.
      The Company’s current distribution center is highly automated, utilizing sophisticated “pick to light” material handling equipment. Using this system, the turnaround time between distribution center receipt of merchandise and arrival at stores generally averages approximately 24 to 48 hours for its nearest stores and two days to a week for its other stores. In an attempt to ensure a steady flow of new merchandise, the Company ships merchandise continuously to its stores. The Company uses common carriers, such as United Parcel Service and Federal Express, for most shipments to its stores.
      The capacity of the Company’s new distribution center in Georgia should be sufficient, in the opinion of management, to service the Company’s needs for at least two to three years of future growth (including without limitation the growth of Chico’s, WH|BM, and Soma by Chico’s), without requiring building expansion under its existing county commitment. The property in Georgia is large enough to permit building expansion and has been pre-approved for such building expansion. Thus, in order to address the Company’s longer term anticipated growth, the Company will examine in fiscal 2005 the need for a building expansion at Winder, Georgia and could begin construction of such an expansion as early as fiscal 2006.

Merchandise Design and Product Development
      Chico’s and Soma by Chico’s private label merchandise is developed through the coordinated efforts of the Chico’s merchandising teams working with its independent vendors. WH|BM private label merchandise is developed through a coordination of efforts between the WH|BM merchandising and creative teams and the private label design teams of its outside vendors. The Company will continue to evaluate when to further expand the product development team at WH|BM. Style, pattern, color and fabric for individual items of the Company’s private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer.
      Chico’s and Soma by Chico’s product development, merchandising, planning and allocation, and production and sourcing departments report to Patricia Murphy Kerstein, Executive Vice President-Chief Merchandising Officer. Chico’s product development, merchandising, and planning and allocation departments report to the Senior Vice President-General Merchandise Manager, who reports to Patricia Murphy Kerstein. Ms. Murphy Kerstein also has the Vice President-Production and Sourcing and the Vice President-Merchandise Controller reporting to her. Soma by Chico’s is headed up by the director of Soma by Chico’s product development who reports directly to Ms. Murphy Kerstein.
      WH|BM’s creative, product development and merchandising teams are headed up by Patricia Darrow-Smith, Executive Vice President-Chief Merchandising Officer of WH|BM, who oversees the Vice President-Operations and several division directors (including a director of product development, a director of technical design and a director-general merchandise manager) of WH|BM who, in turn, collectively oversee their respective areas.
      The creative and product development teams for both Chico’s and Soma by Chico’s develop the in-house designs and design modifications with input from both merchandising teams as well as its independent vendors. The merchandising team for WH|BM coordinates with the creative and product development staffs at its various vendors in the evaluation of designs, design modifications, and creation of new product. In addition to selecting distinctive patterns and colors, the Chico’s and Soma by Chico’s product development teams and the Company’s merchandising teams are particularly attentive to the design and specification of clothing style, construction, trim and fabric treatment. The Company believes this attention to design detail assists in distinguishing its clothing and strengthening the customer’s perception of quality and value.
      Although the Company develops merchandise for specific seasons, the product development efforts, both internally for the Chico’s and Soma by Chico’s brands and on a coordinated basis with vendor product development personnel for WH|BM, are a constant process which result in the continual introduction of new merchandise in the Company’s front-line stores. This continual process supports the Company’s merchandising and inventory strategy, and serves to reduce, somewhat, the Company’s exposure to fashion risk associated with any group of styles or trends.
      Chico’s and Soma by Chico’s have historically purchased most of their clothing and accessories from companies that manufacture such merchandise in foreign countries except for the “cut and sew” operations described below. WH|BM has historically purchased a significant amount of its clothing and accessories from companies that arrange for such items to be manufactured in foreign countries. The Company does business with all of its foreign vendors and importers in United States currency, and purchases may be supported through letters of credit.
      Manufacturers of Chico’s clothing utilize the designs and specifications provided by the Company most often through its CAD systems. Except for certain U.S. based “cut and sew” operations, the Company generally does not purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers. The Company also buys fabric and provides such fabric to domestic “cut and sew” manufacturers in the United States who make the specified Chico’s brand designs and styles. The Company anticipates it is likely to continue this practice in the future.
      Currently, Chico’s and Soma by Chico’s contract primarily with between 75 to 100 apparel vendors and 45 to 60 accessory vendors, as well as several fabric suppliers and several “cut and sew” vendors for its Chico’s brand merchandise. Because of certain lower sourcing costs associated with the Company’s vendors in various parts of the world and certain other long term uncertainties presented by such vendor relationships, the Company may continue to redirect a portion of its sourcing activities towards new vendors in China, India and other areas.
      The Company also currently contracts with more than 200 different vendors for its WH|BM merchandise, but relies on five to seven core vendors who collectively account for over one third of the total WH|BM merchandise purchases. For the most part, however, the WH|BM team is not utilizing vendors that are currently supplying the Chico’s brand.

Chico’s and Soma by Chico’s. During fiscal 2004, China sources accounted for approximately 50% of the Company’s purchases at retail for their Chico’s and Soma by Chico’s merchandise, United States sources (including fabric and “cut and sew” vendors) accounted for approximately 26% of their merchandise, India sources accounted for approximately 13% of overall purchases, and Turkey sources accounted for approximately 5% of overall purchases. Peru, Macau, Canada, Thailand, and other smaller sources, in the aggregate, amounted to approximately 6% of overall purchases. In fiscal 2005, the Company expects sourcing from China for Chico’s and Soma by Chico’s merchandise is likely to increase slightly as a percentage of overall purchases, while vendors in India can be expected to continue to provide approximately 12% to 14% of total purchases. Purchases from vendors in Turkey are also likely to remain in the 4% to 6% range of total purchases, while United States vendors are expected to decrease slightly as a percentage of overall purchases.

WH|BM. During fiscal 2004, United States sources accounted for approximately 47% of the Company’s purchases at retail for their WH|BM merchandise, China sources accounted for approximately 47% of their merchandise and the Dominican Republic, Canada, India and other smaller sources accounted for approximately 6% of overall purchases. It is expected that sourcing through foreign vendors could gradually increase now that WH|BM can utilize sourcing alternatives provided by the Company.
      Although there were no manufacturers that produced more than 10% of the Company’s merchandise during the last fiscal year, the Company has contracted with one intermediary vendor that accounted for 22% of the purchases for the Chico’s brand (including all fabric and labor) during the last fiscal year through separate subcontracts with several “cut and sew” factories in the United States and China. With respect to purchases made through this intermediary, the Company, for the most part, purchases the necessary specialized cloth and then coordinates with this intermediary who arranges for various independent United States and Chinese “cut and sew” manufacturers to make the specified designs and styles. Although the Company believes that its relationship with this particular intermediary is good, there can be no assurance that this relationship can be maintained in the future or that the intermediary will continue to be available to coordinate and facilitate production and supply of merchandise. If there should be any significant disruption in the supply of merchandise through this intermediary in particular, management believes that it can successfully implement its contingency plans so as to allow it to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a short-term material adverse impact, and possibly even a longer-term material adverse impact, on the Company’s operations.
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
      The Company has no long-term or exclusive contracts with any manufacturer or supplier and competes for production facilities with other companies offering clothing and accessories utilizing similar manufacturing processes. Although the Company believes that its relationships with its existing vendors are good, there can be no assurance that these relationships can be maintained in the future. If there should be any significant disruption in the delivery of merchandise from one or more of its current key vendors, management believes there would likely be a material adverse impact on the Company’s operations. Also, the Company is in the process of developing relationships with several new vendors in various countries. Although the Company has investigated the past performance of these vendors and has inspected factories and sampled merchandise, there can be no assurance that the Company will not experience delays or other problems with these new sources of supply. New relationships often present a number of uncertainties, including payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, timeliness of delivery and possible limitations imposed by trade restrictions.
Imports and Import Restrictions
      Although Chico’s continues to utilize United States manufacturers to manufacture a portion of its clothing and although much of the clothing offered by WH|BM is being sourced from United States manufacturers, the Company has been traditionally shifting more and more of its manufacturing of clothing over the past several years to manufacturers located outside the United States and the Company expects this trend may continue for both Chico’s and WH|BM. As a result, the Company’s business has remained and will continue to remain subject to the various risks of doing business abroad and to the imposition of United States customs duties. In the ordinary course of its business, the Company may from time to time be subject to claims by the United States Department of Homeland Security through its Customs and Border Protection division for tariffs, duties and other charges.
      Imports from China, India, Turkey, Peru, Macau, Canada and Thailand currently all receive the preferential tariff treatment that is accorded goods from countries qualifying for normal trade relations status (“NTR”), formerly known as most favored nation status. If the NTR status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of NTR treatment or subject to retaliatory tariffs, it would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in NTR status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries. The NTR status for China had in the past been subject to an annual review, and this annual review had generated considerable debate. In October 2000, then-President Clinton signed legislation designed to eliminate the need for this annual review and establish permanent NTR status between the United States and China, effective if and when China was admitted into the World Trade Organization (“WTO”). In December 2001, China became a member of the WTO and permanent NTR status became effective. Although the Company expects NTR status to continue for the countries where its principal vendors are located, the Company cannot predict whether the U.S. government will act to remove NTR status for any of the countries or take other actions that could impact the tariff treatment on foreign made goods coming from any of the countries where its principal vendors are located. In this regard, legislative initiatives have recently been advanced in the United States Congress to repeal China’s permanent NTR status, although it is uncertain as to whether such legislation would be able to garner sufficient support to be enacted. For these and other reasons expressed below, the ability to continue to conduct business with vendors located in China is subject to political uncertainties, the financial impact of which the Company is unable to estimate. To the extent China may have its exports or transaction of business with U.S. persons restricted by political action, the cost of Chinese imports could increase significantly and/or the ability to import goods from China may be materially impaired. In such an event, there could be an adverse effect on the Company until alternative arrangements for the manufacture of its products could be obtained on appropriate and favorable terms.
      The import of the Company’s clothing and some of its accessories also had been subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign jurisdictions. These agreements had imposed quotas that limited the amount of certain categories of clothing that could be imported from these countries into the United States.
      In 1994, the member-countries of the International Trade Organization completed the Uruguay Round of trade negotiations of the General Agreement on Tariffs and Trade and the Agreement was approved by the United States Congress. This pact, as it applies to textiles, which is now known as the WTO Agreement on Textiles and Clothing (the “ATC”), was implemented on January 1, 1995 and, as a result, many of the existing restrictions on the Company’s ability to import Chico’s and WH|BM merchandise, including quotas, were eliminated as of January 1, 2005. A quasi-judicial unit of the WTO, the Textiles Monitoring Body (TMB), supervises the implementation of the ATC. The Company cannot accurately assess at this time how the ATC will affect its financial results and operations or whether there might be other arrangements added in the future which impose other types of restrictions on imports of apparel and related accessories. For example, because of increased Chinese imports resulting in large part from the elimination of the historical quotas, the United States found it necessary last year to restrict Chinese imports on certain apparel items temporarily through the utilization of special safeguard provisions under China’s accession protocol. Although the apparel items subject to restriction were not items the Company purchases to any significant extent, similar safeguards on other apparel items may be requested by textile makers and could be imposed now that the historical quotas for such items have been fully eliminated. In the event of any significant protectionist trade actions, the Company will evaluate alternative sourcing options and will work to mitigate any significant business risks. The Company believes that its principal competitors are subject to similar risks regarding these potential trade measures.
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
      As of March 21, 2005, of the countries where the Company’s existing or planned key vendors have manufacturing operations or suppliers, none was a priority foreign country. India and Turkey were on the priority watch list and Peru, Canada, and Thailand were on the secondary watch list.
      In early 2005, a special out of cycle review under Special 301 was initiated with respect to China because of concerns regarding weaknesses in China’s protection of intellectual property rights, which review could form the basis for an eventual World Trade Organization dispute settlement case and/or designation of China as a priority foreign country under Special 301. In addition, China continues to be monitored under a related provision of the Trade Act of 1974, section 306. Under either of these provisions, the United States Trade Representative will be in a position to impose sanctions if China fails to adequately enforce existing bilateral agreements concerning intellectual property rights.
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
Advertising and Promotion
      The marketing program for the Company currently consists of the following integrated components, which are planned at a minimum of 3.5% and a maximum of 4.0% of the Company’s net sales for fiscal 2005:

•	The Company’s loyalty programs-the Passport Club and The Black Book (see page 6)

•	Direct mail/catalogs

•	National print and TV advertising

•	Internet and direct phone sales

•	Outreach programs
      In November 1999, an integrated marketing program was initiated with store mailers and national print advertising reinforcing each other. The Passport Club database was expanded with inquiries from advertising prospect mailings and signup drives in the stores. The catalogs were upgraded at that time to reflect a move towards a sophisticated lifestyle. The mailers were successful in driving traffic into the stores and this program has been expanded each year since. Most of the active Passport and Black Book customers maintained in the database currently receive an average of one mailer per month. The national print ad and television programs currently focus on magazines and television shows that have produced the best response rates for Chico’s measured by inquiries over the telephone and the Company’s website. A regional and national test of television ads for the Chico’s brand was conducted for the first time during fiscal 2001 with a strong response. Chico’s increased its television advertising presence in fiscal 2002, 2003, and 2004 and as a result of perceived response to such advertising, the Company plans to increase its television advertising further in fiscal 2005.
      Internet and telephone sales began on a limited basis in fiscal 2000. Chico’s experienced sales (catalog and Internet) of approximately $26.8 million in this area in fiscal 2004. Chico’s call center takes in thousands of store location and catalog request inquiries per week. Chico’s anticipates approximately 54 million catalogs or mailers, together with national print, television ads, and web presence will be part of a marketing budget that will be between 3.5% and 4.0% of net sales during fiscal 2005, versus 3.7% of net sales in fiscal 2004, which included approximately 42 million catalogs. In late fiscal 2003, the Company launched the first ever catalog showcasing the WH|BM brand merchandise and anticipates continuing to produce catalogs, generally monthly, for WH|BM in the future. The Company has also recently begun national magazine advertising for WH|BM and will test television advertisements for WH|BM for the first time in April 2005.
      The Company also places additional emphasis on what it refers to as its “outreach programs.” These outreach programs include, among other events, fashion shows and wardrobing parties that are organized and hosted by its publicity manager, events coordinator, and by store managers and sales associates. As part of these outreach programs, the Company also encourages its managers and sales associates to become involved in community projects. The Company believes that these programs are effective marketing vehicles in providing introductions to new customers and it has developed programs to help its store level associates use these programs. To that end, the Company established a Public Relations department to coordinate fashion shows and events nationally and to obtain more awareness for such events in local newspapers and magazines.
      All of the activities of marketing (creative direction, media scheduling/ analysis, budgeting, direct marketing, database management, circulation, production, forecasting, public relations, web design and administration) are supervised in house, thus resulting in a coordinated effort and a unique look. Most importantly, the structure helps the Company to keep pace with a fast moving merchandising schedule and enables the Company to reinforce its core concepts of “something new everyday” and “make women feel beautiful.”

Competition
      The women’s retail apparel business is highly competitive and has become even more competitive in the past several years. The Company’s stores compete with a broad range of national and regional retail chains, including other women’s apparel stores, department stores, and specialty stores, as well as local retailers in the areas served by the Company’s stores, all of which sell merchandise generally similar to that offered in its stores. Even discount department stores carry some merchandise which is designed to compete for some of the consumers that historically have been the Company’s target customer.
      Although management believes that there is currently limited direct competition for Chico’s and WH|BM merchandise largely because of the distinctive nature of the Company’s stores and merchandise, the retailers that are believed to most directly compete with Chico’s stores in many of the same local market areas are the mid-to-high end department stores including Nordstrom’s, Dillards, Neiman-Marcus, Bloomingdale’s, Marshall Field’s and Saks Fifth Avenue and specialty stores including The Gap, Talbots, J. Jill, The Limited, Banana Republic, Christopher & Banks, and Coldwater Creek, as well as local boutique retailers in the areas served by individual Chico’s stores. The retailers that are believed to most directly compete with WH|BM stores are the same mid-to-high end department stores named above and specialty stores which include Ann Taylor, Ann Taylor Loft, Banana Republic, Gap, Cache, Anthropologie, bebe, and Arden B. as well as local boutiques. The number of competitors and the level of competition facing the Company’s stores vary by the specific local market area served by individual Chico’s or WH|BM stores.
      The Company believes that the distinctive designs of its clothing and accessories, which provide good value, their exclusive availability at its stores, the Company’s emphasis on personalized service and customer assistance, the locations of its stores, and its marketing programs, are the principal means by which the Company competes.
Employees
      As of January 29, 2005, the Company employed approximately 8,800 persons, approximately 45% of whom were full-time associates and approximately 55% of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, 90% of the Company’s associates worked in Chico’s, WH|BM and Soma by Chico’s front-line and outlet stores, and in direct field supervision, 2% worked in the distribution center and 8% worked in corporate headquarters and support functions.
      The Company has no collective bargaining agreements covering any of its associates, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its associates. The Company contributes most of the cost of medical, dental and vision coverage for eligible associates and also maintains a 401(k), stock incentive and stock purchase plan. All associates also receive substantial discounts on Company merchandise. The Company considers relations with its associates to be good.
Trademarks and Service Marks
      The Company, through its wholly owned subsidiary, Chico’s Retail Services, Inc. is the owner of certain trademarks and service marks (collectively referred to as “Marks”) and has a number of trademark and service mark applications pending.

Marks and Applications Owned by Chico’s Retail Services, Inc.
      In the United States, the Company owns the following Marks each of which is registered with the United States Patent and Trademark Office (“USPTO”): CHICO’S, CHICO’S PASSPORT, M.A.P.S., MARKET BY CHICO’S, MOST AMAZING PERSONAL SERVICE, NO TUMMY, PASSPORT, BLACK MARKET, THE WHITE HOUSE, WHITE HOUSE BLACK MARKET, and FASHION FOR BOTH SIDES OF YOU. The Trademark CHICO’S has a term of 20 years (expiring, unless renewed, in 2009). The balance of registrations have a term of 10 years (some of which expire, unless renewed, in 2012). Each of the Marks is renewable indefinitely provided that it is still used in commerce at the time of the renewal.

      The Company is currently actively pursuing applications to register numerous other Marks with the USPTO including SOMA BY CHICO’S, FOR BOTH SIDES OF YOU, THE BLACK BOOK, and MAKE WOMEN FEEL BEAUTIFUL.
      The Company is the owner in Canada of the registered trademark, CHICO’S, TRAVELERS, CHICO’S PASSPORT, M.A.P.S., and WHITE HOUSE BLACK MARKET. The Company is actively pursuing applications to register numerous other Marks in Canada including: MOST AMAZING PERSONAL SERVICE, NO TUMMY, and PASSPORT.
      The Company has registered the trademark CHICO’S in Puerto Rico and has trademark applications pending for certain other Marks in: Australia, Bahamas, Brazil, and the European Union. These various applications have been made in order to protect the Company’s Marks, if and when the Company decides to expand its operations outside the United States.
      The Company has also registered the trademark WHITE HOUSE BLACK MARKET in numerous foreign countries including: Australia, Bermuda, the European Union, Japan, Mexico, the Bahamas and the Netherland Antilles. These various registrations and applications have been made in order to protect the Company’s Marks if and when the Company decides to expand its operations outside of the United States.
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

Effective Management of Growth Strategy
      The Company’s continued growth depends on its ability to open and operate stores successfully and to manage the Company’s planned expansion. During fiscal 2005, the Company plans to open approximately 110-120 net new Company-owned stores, of which approximately 65-70 are expected to be Chico’s stores, approximately 40-45 are expected to be WH|BM stores and up to 6 are expected to be Soma by Chico’s stores. The Company’s planned expansion is dependent upon a number of factors, including locating suitable store sites, negotiating favorable lease terms, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

Fluctuations in Comparable Store Sales Results
      The Company’s comparable store sales results have fluctuated in the past on a monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect comparable store sales results, including changes in fashion trends, changes in the Company’s merchandise mix, timing of catalog mailings, calendar shifts of holiday periods, actions by competitors, weather conditions, and general economic conditions. Past comparable store sales results are not an indicator of future results, and there can be no assurance that the Company’s comparable store sales results will not decrease in the future. In October 2004, the Company included its WH|BM stores in its comparable store base for the first time. The Company’s overall comparable store sales results are likely to have a significant effect on the market price of the Company’s common stock.

Risks Associated with Internet Sales
      The Company sells merchandise over the Internet through its website, www.chicos.com. Although the Company’s catalog and Internet operations encompass only 2.5% of the Company’s total sales, the Company’s

Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. The Internet operations also involve other risks that could have an impact on the Company’s results of operations including hiring, retention and training of personnel to conduct the Company’s Internet operations, diversion of sales from the Company’s stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that the Company’s Internet operations will continue to achieve sales and profitability growth or even remain at their current level.

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

Reliance on Key Personnel
      The Company’s success and ability to properly manage its growth depends to a significant extent both upon the performance of its current executive and senior management team and its ability to attract, hire, motivate, and retain additional qualified management personnel in the future. The Company’s inability to recruit and retain such additional personnel, or the loss of the services of any of its executive officers, could have a material adverse impact on the Company’s business, financial condition and results of operations.

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

Reliance on Foreign Sources of Production
      Although the Company has significant portions of its manufacturing of clothing with United States manufacturers, a majority of the Company’s clothing and accessories are still manufactured outside the United States. As a result, the Company’s business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in a region that the Company does business; (iii) imposition of duties, taxes, and other charges on imports; (iv) foreign exchange rates; and (v) local business practice and political issues, including issues relating to compliance with domestic or international labor standards.
      The Company cannot predict whether any of the foreign countries in which its clothing and accessories are currently manufactured or any of the countries in which the Company’s clothing and accessories may be manufactured in the future will be subject to import restrictions by the United States government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, or both, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost, or reduce the supply, of apparel available to the Company and adversely affect the Company’s business, financial condition and results of operations. The Company’s merchandise flow and cost may also be adversely affected by political instability in any of the countries in which its goods are manufactured and adverse changes in foreign exchange rates.

Competition
      The retail apparel and accessory industry is highly competitive. The Company competes with national, international and local department stores, specialty and discount store chains, independent retail stores and Internet and catalog businesses that market similar lines of merchandise. Many competitors are significantly larger and have greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than does the Company. Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, ability to anticipate fashion trends and consumer preferences, inventory control, reputation, quality of merchandise, store design and location, brand recognition and customer service are all important factors in competing successfully in the retail industry.
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

Development and Growth of the WH|BM Brand
      A significant portion of the Company’s business strategy involves developing and growing the WH|BM store brand. The realization of future revenue growth, cost savings or synergies from the acquisition will depend largely upon the Company’s ability to: (i) open and successfully operate new WH|BM stores; (ii) maintain and enhance the brand identity of WH|BM stores while retaining key associates; (iii) execute the Company’s strategies for the WH|BM brand without adversely impacting the Company’s existing business; and (iv) substantially reducing the WH|BM administrative and corporate overhead and back office expenses.

      There can be no assurance that the Company’s growth strategy for the WH|BM brand will achieve the degree of consistent success necessary to generate profits or positive cash flow. If the Company cannot successfully execute the growth strategy for the WH|BM brand, the Company’s financial condition and results of operations may be adversely impacted.

Intimate Brand Concept
      During fiscal 2004, the Company launched a new 10-store concept, Soma by Chico’s, in which the product offering is focused around intimate apparel and sleep and relaxation wear for the Chico’s target customer. There can be no assurance that these stores, or any other stores that the Company might open in the future, will be successful or that the Company’s overall profitability will increase as a result of opening these stores. The Company has committed significant financial and human resources to launching and developing this concept. Recently, based on initial performance and perceived prospects and to help further refine the concept, the Company announced that it plans to open up to 6 new Soma by Chico’s stores in fiscal 2005. However, the Company cannot provide any assurance that current or future Soma by Chico’s stores will be profitable or that this concept will prove to be a platform for future expansion.

Protection of Intellectual Property
      The Company believes that its trademarks, copyrights, and other intellectual and proprietary rights are important to its success. Even though the Company takes action to establish, register and protect its trademarks, copyrights, and other intellectual and proprietary rights, there can be no assurance that the Company will be successful or that others will not imitate the Company’s products or infringe upon other of the Company’s intellectual property rights. In addition, there can be no assurance that others will not resist or seek to block the sale of the Company’s products as infringements of their trademarks, copyrights, or other proprietary rights. If the Company is required to stop using any of its registered or non-registered trademarks or copyrights, the Company’s sales could decline and its business and results of operations could be adversely affected.

Goodwill and Intangible Assets
      As of January 29, 2005, the Company’s goodwill and other intangible assets (trademark) totaled approximately $61.8 million and $34.0 million, respectively. The Company acquired substantially all of the goodwill and trademark value through its acquisition of The White House, Inc. At the time of the acquisition, the Company determined that the WH|BM trademark had an indefinite useful life. Goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment annually or more frequently if impairment indicators arise. If the Company determines in the future that impairment has occurred, the Company would be required to write off the impaired portion of goodwill or the trademark asset, which could substantially impact the Company’s results of operations.

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

Available Information
      The Company’s website is located at www.chicos.com. Through this website, the Company makes available free of charge all of its Securities and Exchange Commission (“SEC”) filings including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. The Company also maintains various other data on this website, including its recent press releases, corporate governance information, beneficial ownership reports, institutional slide show presentations, quarterly conference calls and other quarterly financial data, e.g. historical store square footage, monthly sales tables, etc.
      The Company has a Code of Ethics, which is applicable to all associates of the Company, including the principal executive officer, the principal financial officer, the principal accounting officer and the Board of Directors. The Code of Ethics is available in the Investor Relations portion of the Company’s website or in print upon written request by any shareholder. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s chief executive officer, principal financial officer, principal accounting officer or its Directors) at this location on its website. Copies of the charters of each of the Company’s Audit Committee, Compensation and Benefits Committee and Corporate Governance Committee (which also acts as the Company’s Nominating Committee) as well as the Company’s Corporate Governance Guidelines are also available on the website in the Investor Relations section or in print upon written request by any shareholder.
      The Company has included the CEO and CFO certifications regarding its public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report on Form 10-K. Additionally, the Company filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which was dated July 15, 2004, and indicated that the CEO was not aware of any violations of the Listing Standards by the Company.

ITEM 2.	PROPERTIES
Stores
      The Company’s stores are located throughout the United States as well as the U.S. Virgin Islands and Puerto Rico, with a significant concentration in California, Florida, Texas and the northeast United States.
      As a matter of policy, the Company prefers to lease its stores and all the stores currently operated by the Company are leased. Lease terms typically range from five to ten years and approximately 55% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. Approximately 73% of the leases have percentage rent clauses which require the payment of additional rent based on the store’s net sales in excess of a certain threshold and approximately 34% have early cancellation clauses if certain sales levels are not met in specific periods.
      The following table, which covers all of the 660 Company-owned stores existing as of March 21, 2005, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

	Leases Expiring Each Year	Leases Expiring Each Year
Fiscal Year Ending	if No Renewals Exercised	if All Renewals Exercised

January 28, 2006	27	20
February 3, 2007	67	18
February 2, 2008	67	11
January 31, 2009 and thereafter	499	611

Distribution Center and Headquarters
      The Company’s World Headquarters, which is located on approximately 35 acres in Ft. Myers, Florida, was completed and initially opened in September 1994, with an office expansion that opened in January 2001. Another office expansion at the headquarters occurred during fiscal 2003 to convert the area that was previously the Company’s distribution center to office space and additional call center facilities. The facility currently consists of its corporate and administrative headquarters that comprises approximately 147,000 square feet, currently used for administrative and design offices (including pattern making, sewing and sampling activities).
      During fiscal 2002, the Company acquired one acre with a 12,000 square foot office building situated thereon for $0.8 million. This property is located adjacent to its headquarters land in Ft. Myers, Florida and is being used as headquarters and offices for WH|BM. During fiscal 2003, the Company acquired 6.67 acres of vacant land adjacent to its headquarters. This land was acquired for possible future expansion of the Company’s current headquarters.
      The Company anticipates that its current headquarters facility will be insufficient to meet its needs by the end of fiscal 2006. Accordingly, the Company is engaged in strategic long-term planning to address its space requirements for the future. The Company’s options include expanding its current headquarters facility, building a new headquarters at a different location, or moving into an existing building in a different location.
      In order to help with immediate space needs, the Company has leased approximately 12,500 square feet of off-site space in the Ft. Myers area for its call center and will likely lease additional off-site space in the Ft. Myers area to house discrete business units until its long-term solution is in place.
      In fiscal 2002, the Company acquired 52 acres of land in Barrow County, Georgia and the existing distribution center situated thereon. This facility consists of 202,000 square feet of distribution space and 31,000 square feet of office space. With this acquisition, the Company also secured a commitment from the local county to permit the addition of up to another 200,000 square feet of distribution space and 6,000 square feet of office space in the future. The Company paid approximately $7.2 million for the land and buildings and spent $5.5 million to equip, modify, and accommodate the move to the new facility.
      The capacity of the Company’s new distribution center, after taking into account the modifications of the facility and commitment from the local county to increase the distribution space, should be sufficient, in the opinion of management, to service the Company’s needs for at least five years of future growth. The Company is committed to an ongoing review of its facilities to properly address any other long-term distribution needs.

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
      The Company was named as the defendant in a suit filed in July 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President-Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. The Company has filed an answer denying the material allegations of the

Complaint and the parties are now engaged in the discovery process. No trial date has been set. The Company believes the case is without merit and will continue to vigorously defend the litigation.
      The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM A.	EXECUTIVE OFFICERS OF THE COMPANY
      The following table sets forth certain information regarding the Company’s existing executive officers:

		Years With
Name	Age	Company	Positions

Scott A. Edmonds	47	11	President, Chief Executive Officer and Director
Charles J. Kleman	54	16	Chief Operating Officer, Executive Vice President-Finance, Chief Financial Officer, Treasurer and Director
Patricia Murphy Kerstein	61	7	Executive Vice President-Chief Merchandising Officer
Mori C. MacKenzie	55	9	Executive Vice President-Chief Stores Officer
James P. Frain	56	6	Executive Vice President-Chief Marketing Officer
Gary A. King	47	*	Executive Vice President-Chief Information Officer
Charles L. Nesbit, Jr.	49	**	Executive Vice President-Operations
Barry I. Shapiro	50	4	Senior Vice President-Distribution and Logistics
Patricia Darrow-Smith	43	1	Senior Vice President-General Merchandise Manager-White House
Michael J. Kincaid	47	5	Senior Vice President-Finance, Chief Accounting Officer and Assistant Secretary

*	Joined the Company in October 2004

**	Joined the Company in August 2004
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
      Charles J. Kleman, is Chief Operating Officer, Executive Vice President-Finance, Chief Financial Officer, and Treasurer of the Company. Mr. Kleman has been employed by the Company since January 1989, when he was hired as the Company’s Controller. In 1991, he was elected as Vice President/ Assistant Secretary. In 1992, Mr. Kleman was designated as the Company’s Chief Financial Officer. In September 1993, he was elected to the additional position of Secretary/ Treasurer, served as Senior Vice President-

Finance from January 1996 through November 1996, effective December 1996, was promoted to the position of Executive Vice President-Finance, and effective November 2003, was promoted to the additional position of Chief Operating Officer. Prior to joining the Company, Mr. Kleman was an independent accounting consultant in 1988, and from 1986 to 1988, Mr. Kleman was employed by Electronic Monitoring & Controls, Inc., a manufacturer and distributor of energy management systems, as its Vice President/ Controller. Prior to 1986, Mr. Kleman was employed by various public accounting firms, spending over four years of that time with Arthur Andersen & Co.
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
      Gary A. King is Executive Vice President-Chief Information Officer for the Company. Mr. King joined the Company in October 2004 after five years at Barnes & Noble, Inc., where he most recently served as Vice President, Chief Information Officer. From 1988 to 1999, Mr. King held various positions with Avon Products, Inc. including Vice President, Global Information Technology. From 1982 to 1987, Mr. King held various system management positions with Unisys Corporation and Burroughs Corporation.
      Charles L. Nesbit, Jr. is Executive Vice President-Operations for the Company. Mr. Nesbit has been with the Company since August 2004, when he was hired as Senior Vice President-Strategic Planning and Business Development. He was promoted to Executive Vice President-Operations in April 2005. Prior to joining the Company, Mr. Nesbit spent twenty years at the Sara Lee Corporation where he most recently served as a corporate vice president and Chief Supply Chain Officer for the corporation’s U.S. and Canada apparel operations. He served as President and Chief Executive Officer of Sara Lee Intimate Apparel, the largest intimate apparel company in the United States and Canada, from 1999 to 2003, and President and Chief Executive Officer of the Bali Company from 1996 to 1999.

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
      Patricia Darrow-Smith is Senior Vice President-General Merchandise Manager-White House for the Company and Executive Vice President-Merchandising of White House|Black Market, Inc. a wholly owned subsidiary of the Company. Ms. Darrow-Smith joined the Company in September 2003 as Senior Vice President-Merchandising of The White House, Inc. as a result of the acquisition of The White House, Inc. by the Company. In April 2004, she was appointed Senior Vice President-General Merchandise Manager-White House for the Company. From 1986 to September 2003 Ms. Darrow-Smith served as the most senior merchandising executive of The White House, Inc., most recently as Executive Vice President, Merchandising. Ms. Darrow-Smith previously worked for the Hyatt Hotels Corporation.
      Michael J. Kincaid is Senior Vice President-Finance, Chief Accounting Officer and Assistant Secretary for the Company. Mr. Kincaid has been with the Company since August 1999 when he was hired as Controller and Director of Finance. In October 2001, Mr. Kincaid was promoted to Vice President-Finance, in November 2003, Mr. Kincaid was promoted to the additional position of Chief Accounting Officer, in December 2004, Mr. Kincaid was elected to the additional position of Assistant Secretary, and in March 2005, was promoted to Senior Vice President-Finance. From 1991 to 1999, Mr. Kincaid was employed by Tractor Supply Company, most recently as Vice President-Controller, Treasurer and Secretary. From 1981 to 1991, he held various management and accounting positions with Cole National Corporation, Revco D.S., Inc. and Price Waterhouse.
      There are no arrangements or understandings pursuant to which any officer was elected to office. Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      On April 11, 2001, the Company’s Common Stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “CHS”. From 1993 through April 10, 2001, the Company traded on NASDAQ under the symbol “CHCS”. On March 21, 2005 the last reported sale price of the Common Stock on the NYSE was $27.00 per share.
      The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the New York Stock Exchange (adjusted for the 2-for-1 stock split effectuated on February 22, 2005).

For the Fiscal Year Ended January 29, 2005	High	Low

Fourth Quarter (October 31, 2004-January 29, 2005)	$26.75	$18.86
Third Quarter (August 1, 2004-October 30, 2004)	22.20	16.91
Second Quarter (May 2, 2004-July 31, 2004)	23.40	18.68
First Quarter (February 1, 2004-May 1, 2004)	23.80	18.35

For the Fiscal Year Ended January 31, 2004	High	Low

Fourth Quarter (November 2, 2003-January 31, 2004)	$19.72	$15.26
Third Quarter (August 3, 2003-November 1, 2003)	19.20	13.27
Second Quarter (May 4, 2003-August 2, 2003)	13.92	9.40
First Quarter (February 2, 2003-May 3, 2003)	12.25	8.38
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
      In September 2004, the Company’s Board of Directors approved the repurchase, over a twelve-month period ending in September 2005, of up to $100 million of the Company’s outstanding common stock. The Company repurchased 275,000 shares of its common stock during the third quarter of fiscal 2004 in connection with this stock repurchase program, at a total cost of approximately $5.0 million; no additional repurchases occurred during the fourth quarter of fiscal 2004.
      The approximate number of equity security holders of the Company is as follows:

Number of Record Holders
Title of Class	as of March 21, 2005

Common Stock, par value $.01 per share	1,626

ITEM 6.	SELECTED FINANCIAL DATA
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

	Fiscal Year Ended

	January 29,	January 31,	February 1,	February 2,	February 3,
	2005	2004	2003	2002	2001
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)

	(In thousands, except per share and selected operating data)
Operating Statement Data:		(1)
Net sales by Chico’s/ Soma stores	$889,429	$698,100	$508,492	$362,443	$252,168
Net sales by WH|BM stores	142,092	39,818	—	—	—
Net sales by catalog and Internet	26,831	22,780	16,070	10,203	2,656
Net sales to franchisees(2)	8,530	7,801	6,546	5,439	4,622

Net sales	1,066,882	768,499	531,108	378,085	259,446
Cost of goods sold(3)	411,908	297,477	209,770	153,937	108,671

Gross profit	654,974	471,022	321,338	224,148	150,775
General, administrative and store operating expenses(4)	398,117	289,118	199,495	146,611	99,757
Depreciation and amortization	32,481	21,130	15,050	10,001	5,655

Income from operations	224,376	160,774	106,793	67,536	45,363
Interest income, net	2,327	888	883	507	409

Income before taxes	226,703	161,662	107,676	68,043	45,772
Provision for income taxes	85,497	61,432	40,917	25,856	17,393

Net income	$141,206	$100,230	$66,759	$42,187	$28,379

Basic net income per share(5)	$0.79	$0.58	$0.40	$0.26	$0.18

Diluted net income per share(5)	$0.78	$0.57	$0.39	$0.25	$0.17

Weighted average shares outstanding-basic(5)	178,256	172,805	166,618	160,731	156,168

Weighted average shares outstanding-diluted(5)	180,149	176,284	172,064	167,557	163,331

Selected Operating Data:
Total stores at period end	657	557	378	311	250
Average net sales per Company store (in thousands):(6)
Chico’s	$2,010	$1,783	$1,556	$1,385	$1,200
WH|BM	995	862	—	—	—
Average net sales per net selling square foot at Company stores (in thousands):(6)
Chico’s	$988	$924	$849	$815	$809
WH|BM	814	767	—	—	—
Percentage increase in comparable Company store net sales	12.9%	16.1%	13.5%	17.1%	34.3%
Balance Sheet Data (at year end):
Total assets	$715,729	$470,854	$301,544	$186,385	$117,807
Long-term debt	—	—	—	5,022	5,150
Other noncurrent liabilities	59,546	24,437	6,551	2,922	2,008
Stockholders’ equity	560,868	374,835	240,133	143,495	85,321
Working capital	$269,252	$125,991	$105,570	$58,045	$25,459

(1)	Includes results from The White House, Inc. since September 5, 2003.

(2)	Includes franchisee fees of under $10,000 in certain fiscal years.

(3)	Cost of goods sold includes distribution, merchandising and product development costs, but does not include occupancy cost.

(4)	Includes a one-time, non-cash charge of approximately $4.1 million, pre-tax in the fiscal year ended January 29, 2005, related to the timing of rent expense for store locations of which $3.4 million, pre-tax or $.012 per diluted share, related to prior periods.

(5)	Restated to give retroactive effect for the 2 for 1 stock splits in February 2005 and July 2002 and for the 3 for 2 stock splits payable in May 2001 and January 2002.

(6)	Average net sales per Company store and average net sales per net selling square foot at Company stores are based on net sales of stores that have been operated by the Company for the full year. For the year ended February 3, 2001, average net sales per Company store and average net sales per selling square foot at Company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto.
Executive Overview
      The Company is a specialty retailer of private label, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, WH|BM and Soma by Chico’s brand names.
      Chico’s, which began operations in 1983, focuses on women who are 35 years old and up with moderate and higher income levels. The styling is relaxed, figure-flattering and designed for easy care. WH|BM, which the Company acquired in September 2003, targets middle-to-upper income youthful women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in the classic and timeless colors of white and black and related shades. Soma by Chico’s was initially launched in August 2004. This concept offers foundation products in intimate apparel, sleepwear, bodywear and active wear that is aimed at the Chico’s target customer, but with focus and styling that is expected to ultimately appeal to a broader customer base.
      The Company earns revenues and generates cash through the sale of merchandise in its retail stores, to its Chico’s franchisees, and through its call center, which handles sales related to the Chico’s catalog and online operations.
      Since the Company opened its first Chico’s store in 1983 principally selling folk art, its retail store system, now selling principally women’s apparel, has grown to 672 stores as of March 21, 2005, of which 481 are Company-owned Chico’s stores, 12 are Chico’s franchised stores, 169 are WH|BM stores and 10 are Soma by Chico’s stores. During fiscal 2004, the Company completed the closing/ conversion process for its 9 remaining Pazo stores by converting five stores to the WH|BM concept and three stores to the Soma by Chico’s concept while closing the remaining Pazo store.
      From January 29, 2000 through January 29, 2005, the Company opened 364 new Company-owned stores, acquired one store from a franchisee, and one franchisee opened four new franchised stores. Of the new Company-owned stores, 109 were opened in fiscal 2004 (net of the 8 former Pazo stores that were closed and converted into 5 WH|BM stores and 3 Soma by Chico’s stores), 74 were opened in fiscal 2003, 66 were opened in fiscal 2002, 64 were opened in fiscal 2001 and 51 were opened in fiscal 2000. During this same time period, the Company closed 18 Company-owned stores and no franchised stores were closed.
      The Company expects to open between 110 and 120 net new stores during fiscal year 2005. Of this total, approximately 65-70 are expected to be Chico’s stores, approximately 40-45 are expected to be WH|BM stores and up to 6 are expected to be Soma by Chico’s stores. In addition, the Company is evaluating certain existing Company-owned store locations, including stores with leases coming up for renewal, and is considering the possibility of closing between 2 and 8 existing Company-owned stores in fiscal 2005.
      In September 2003, the Company acquired The White House, Inc., and its concept, WH|BM, for approximately $93 million, of which approximately $88 million consisted of cash consideration (net of cash acquired) and the balance consisted of the Company’s common stock. The White House, Inc. was a privately held retailer, which owned 107 stores in 30 states, Puerto Rico and the U.S. Virgin Islands, on the closing date of the acquisition. The Company remains positive about the acquisition and believes that the acquisition will strengthen its position in the specialty retail market and will contribute to the Company’s overall growth strategy.
      The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores, its growth in comparable store sales, and its increased operating margin arising out of improved gross profit margin and leverage of operating costs. In the last five years the Company has grown from 200 stores as of January 29, 2000 to 657 stores as of January 29, 2005, which includes the

significant store growth resulting from the acquisition of WH|BM in fiscal 2003. The Company continues to expand its presence through the opening of new stores, the development of new opportunities such as Soma by Chico’s and through the extension of its merchandise line. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease from the 40% plus rate of overall sales growth experienced in prior years, largely reflecting the Company’s significantly increased size, its 20% net square footage growth goal and the expectation that its same store sales increases will moderate. Nevertheless, even at a reduced growth rate, the Company expects to continue its ability to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.
      Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining the newness, fit and comfort in its merchandise offerings, customer acceptance of new store concepts, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

•	Comparable same store sales growth — In fiscal 2004, the Company’s comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) was 12.9%. This increase represents the eighth consecutive year in which the Company has experienced double-digit comparable store sales growth. The Company believes that comparable store sales growth, although not necessarily double-digit growth, is a critical success factor and a positive indication of the Company’s ability to manage its expansion and its ability to open and operate stores effectively. Maintaining comparable same store sales growth over an extended period of time into the future can be impacted by saturation, customer receptiveness to new product offerings and price elasticity, among other factors. In October 2004, the acquired WH|BM stores entered into the comparable store base. As a result, the ability of the Company to maintain strong comparable same store sales increases within the WH|BM stores will be important to the ability of the Company to continue its comparable same store sales growth.

•	Positive operating cash flow — In fiscal 2004, the Company generated $224 million of cash flow from operations compared with $145 million in fiscal 2003, which represents an increase of 53.8%. Reflected in the $224 million of cash flow from operations are the effects of lease accounting changes completed by the Company in fiscal 2004 that had the effect of increasing reported cash flows from operations by $13.1 million. Approximately 19% of the increase in operating cash flow was attributable to the increase in the tax benefit from an unusual volume of stock option exercises, and the remaining cash flow increase represented a growth of over 40%. The Company believes a key strength of its business is the historical ability to consistently generate cash. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, to fund additional infrastructure costs associated with the distribution center and headquarters, to continue funding implementation of state of the art information systems and to fund any potential strategic acquisitions. Cash flow can be negatively impacted by a slow down in sales, higher costs of goods sold as a percentage of sales and increased selling, general and administrative expenses as a percentage of sales. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section.

•	Loyalty Clubs — Management believes that a significant indicator of the Company’s success with its personalized customer service training programs and the success of its marketing initiatives is the growth of the Chico’s loyalty program, the “Passport Club.” The Passport Club features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and upon spending $500, customers automatically become permanent members and are entitled to a lifetime 5% discount and other benefits. During fiscal 2004, the Company added 354,000 permanent

Passport Club members and 860,000 preliminary Passport Club members. In fiscal 2004, permanent Passport Club members accounted for approximately 76% of overall sales, about the same as in fiscal 2003. The Company believes that the growth of its Passport Club indicates that the Company is still generating strong interest from new customers, many of whom tend to become long-term loyal customers, due in large part to the Company’s commitment to personalized customer service and constant newness of product.

The Company introduced a new frequent shopper program at its WH|BM stores during October 2004 called “The Black Book”. The Black Book loyalty program is similar to the Passport Club in all key respects except that members become permanent upon spending $300. Since The Black Book was introduced in October 2004 and as of January 29, 2005, WH|BM has added over 60,000 permanent members and over 616,000 preliminary members. Since being launched, the permanent Black Book members have accounted for 25% of overall sales, while preliminary members have accounted for 48% of overall sales.

•	Quality and merit of merchandise offerings — To monitor and maintain the acceptance of its merchandise offerings, the Company monitors sell-through levels, inventory turns, gross margins and markdown rates on a classification and style level. Although the Company does not disclose these statistics for competitive reasons, this analysis helps identify comfort, fit and newness issues at an early date and helps the Company plan future product development and buying.
      In fiscal year 2004, the Company reported net sales, operating income and net income of $1.1 billion, $224 million and $141 million, respectively, up 38.8%, 39.6% and 40.9%, from the prior fiscal year. The Company’s gross margin increased to 61.4% in fiscal 2004 from 61.3% in fiscal 2003. The increases in operating income and net income benefited significantly from the leverage associated with the Company’s fiscal 2004 comparable store sales increase of 12.9%. Sales and profitability trends are further discussed in the Results of Operations section.
Results of Operations

Net Sales
      The following table shows net sales by Company-owned stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the fiscal years ended January 29, 2005 (fiscal 2004 or “current period”), January 31, 2004 (fiscal 2003 or “prior period”) and February 1, 2003 (fiscal 2002) (dollar amounts in thousands):

	Fiscal 2004%		Fiscal 2003%		Fiscal 2002%

Net sales by Chico’s/ Soma stores	$889,429	83.4%	$698,100	90.8%	$508,492	95.8%
Net sales by WH|BM stores	142,092	13.3	39,818	5.2	—	—
Net sales by catalog and Internet	26,831	2.5	22,780	3.0	16,070	3.0
Net sales to franchisees	8,530	0.8	7,801	1.0	6,546	1.2

Net sales	$1,066,882	100.0	$768,499	100.0	$531,108	100.0

      Net sales by Company-owned stores increased over the past three years, both in the aggregate and separately by brand, primarily due to new store openings, the acquisition of The White House, Inc. on September 5, 2003, as well as from double-digit increases in the Company’s comparable store net sales (including stores within the comparable store base that have been expanded or relocated within the same general market). Fiscal 2004 includes 12 full months of net sales for WH|BM stores whereas fiscal 2003 only includes approximately 5 months of net sales for WH|BM running from the date of the acquisition. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Fiscal 2004	Fiscal 2003		Fiscal 2002

Comparable store sales increases	$93,037	$80,935		$48,286
Comparable same store sales %	12.9%	16.1%		13.5%
New store sales	$200,566	$148,491		$97,763
Number of new Company-owned stores opened, net	99	72	*	66

*	Stores acquired in the WH|BM acquisition are not counted as new Company-owned stores opened, and such stores are also not included in the computation of comparable same store sales until October 2004
      The comparable store sales increase of 12.9% in fiscal 2004 was driven primarily by an increase in the number of transactions compared to fiscal 2003 and, to a lesser extent, from an increase of 1.5% in the Chico’s average unit retail price (which is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes). The comparable store sales increase of 16.1% in fiscal 2003 was driven primarily by an increase in the number of transactions compared to fiscal 2002 and, to a lesser extent, from an increase of 3.1% in the Chico’s average unit retail price.
      WH|BM stores were included in the comparable store sales calculation beginning in October 2004, which was 12 full months after the acquisition date of September 5, 2003. For fiscal 2004, WH|BM sales prior to October 2004 are included in new store sales. Sales from WH|BM stores since the date of acquisition on September 5, 2003 and through the end of fiscal 2003 were included in new store sales for fiscal 2003 and no such sales were included in fiscal 2003 comparable store sales. Sales from the Company’s discontinued Pazo store concept in fiscal 2004 and 2003 have been included in the new store sales for the applicable periods and no such sales are included in comparable store sales. Sales from the Soma by Chico’s store concept in fiscal 2004 are included in new store sales and are not included in comparable store sales because no Soma stores have yet been open a full 12 months.
      Net sales by catalog and Internet for fiscal 2004 (which only included Chico’s and Soma merchandise) increased by $4.1 million, or 17.8%, compared to net sales by catalog and Internet for fiscal 2003. It is believed that the increase was principally attributable to the increased circulation of catalog mailings and additional television spots in the current year versus the prior period.
      Net sales by catalog and Internet for fiscal 2003 (which only included Chico’s merchandise) increased by $6.7 million, or 41.8%, compared to net sales by catalog and Internet for fiscal 2003. It is believed that the increase was principally attributable to the increased page count and number of catalog mailings and additional television spots in the current year versus the prior period.

Cost of Goods Sold/ Gross Profit
      The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for fiscal 2004, 2003 and 2002 (dollar amounts in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Cost of goods sold	$411,908	$297,477	$209,770
Gross profit	$654,974	$471,022	$321,338
Gross profit percentage	61.4%	61.3%	60.5%

      The increase in the gross profit percentage from fiscal 2003 to fiscal 2004 was positively impacted by improved margins at the Chico’s frontline stores (mainly due to improved initial merchandise markups which were offset, to a lesser degree, by increased markdowns as a percent of net sales) and, to a lesser extent, from significantly improved margins at the Company’s outlet stores. Also, but to a lesser degree, the gross profit percentage was positively impacted by operating efficiencies associated with the Company’s new distribution center (the costs of which are included in the Company’s cost of goods sold). The gross profit percentage was adversely impacted by WH|BM sales, which carried a lower gross profit percentage than sales at Chico’s frontline stores (WH|BM merchandise margins were approximately 5 percentage points lower than the merchandise margins at Chico’s) and an increase in product development costs, as a percentage of net sales, primarily due to an investment in the WH|BM merchandise and product development teams and costs associated with the launch of the Soma by Chico’s brand in the third quarter of fiscal 2004. To a lesser extent, the gross profit percentage was adversely impacted by increased inventory clearance costs.
      The increase in the gross profit percentage from fiscal 2002 to fiscal 2003 primarily resulted from operating efficiencies related to the Company’s new distribution center (which costs are included in the Company’s cost of goods sold). To a lesser extent, the improvement in the gross profit percentage was from improved margins at the Chico’s frontline and outlet stores (which improvement resulted from improved initial merchandise markups on new products in the current period versus the prior period offset, in part, by increased markdowns in the current period as a percent of net sales) and, to an even lesser degree, from decreased inventory and related shrinkage costs. These improvements in the gross profit percentage were also offset, in part, by WH|BM and Pazo sales, which in fiscal 2003 carried a lower gross profit percentage than the Company as a whole.

General, Administrative and Store Operating Expenses
      The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for fiscal 2004, 2003 and 2002 (dollar amounts in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002

General, administrative and store operating expenses	$398,117	$289,118	$199,495
Percentage of total net sales	37.3%	37.6%	37.6%
      The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings (including those costs associated with the WH|BM stores added by virtue of the acquisition in the third quarter of fiscal 2003) and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth.
      The increase in general, administrative and store operating expenses was also impacted by the Company’s decision, in connection with a review of its accounting practices relating to leasing transactions, to record a one-time, non-cash adjustment related to the timing of rent expense for store locations. Previously, the Company followed a practice prevalent across the retailing industry, in which it recognized the straight line rent expense for leases beginning generally on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period of its stores from the calculation of the period over which it expensed rent. The Company now records rent expense when it takes possession of a store, which occurs before the commencement of the lease term or approximately 45-60 days prior to the opening of the store. This adjustment resulted in a one-time, cumulative, non-cash increase to rent expense of approximately $4.1 million pre-tax. Of the $4.1 million pre-tax expense recorded in fiscal 2004, $0.7 million was attributable to the current year and $3.4 million pre-tax, was related to prior fiscal years.
      Furthermore, the Company revised the manner in which it accounts for construction allowances from landlords of properties leased by the Company for its stores. For fiscal 2004 and for future fiscal years, construction allowances will be amortized as a reduction of rent expense, rather than being amortized as a reduction of depreciation expense, which was the approach followed in prior fiscal years. For fiscal 2004, the impact of amortizing construction allowances as a reduction of rent expense rather than as a reduction of depreciation expense resulted in a decrease to rent expense of approximately $4.2 million. The net impact of these two lease accounting adjustments was immaterial to general, administrative and store operating expenses in total and as a percentage of total net sales.
      General, administrative and store operating expenses as a percentage of net sales improved 30 basis points over the prior period primarily because there was $2.9 million of store closing costs associated with the conclusion of the Pazo test concept included in fiscal 2003 with no comparable expense in fiscal 2004. General, administrative and store operating expenses as a percentage of net sales was positively impacted during fiscal 2004 by decreases in Chico’s store operating expenses as a percentage of net sales compared to fiscal 2003 due primarily to leverage improvements in store personnel and occupancy costs associated with the Company’s current period comparable store sales increase of 12.9%. This improvement was offset to a lesser extent by costs associated with the WH|BM store operating expenses, which tend to run higher than Chico’s stores operating expenses as a percentage of net sales. Store operating expenses as a percentage of net sales was also negatively impacted, but to an even lesser degree, by increased marketing costs as a percentage of net sales; costs related to the interim continuation of the WH|BM corporate headquarters and related functions; and costs associated with the Company’s Sarbanes-Oxley initiatives.
      General, administrative and store operating expenses increased $89.6 million in fiscal 2003 compared to fiscal 2002, but remained constant as a percent of total net sales. The increase in absolute dollars was, for the most part, the result of increases in Chico’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings, the acquisition of the WH|BM stores and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales experienced a decrease compared to fiscal 2002 due to decreases in Chico’s store associate compensation and store occupancy costs as a percentage of net sales and by leverage associated with the Company’s fiscal 2003 comparable store sales increase of 16.1%. However, these decreases were offset by the effect of the Pazo concept stores, including approximately $3.2 million of store closing costs associated with the conclusion of the Pazo concept (including a $2.9 million fixed asset impairment charge), and WH|BM stores, which operate with considerably higher store operating expenses as a percent of net sales compared to Chico’s.

Depreciation and Amortization
      The following table shows depreciation and amortization in dollars and as a percentage of total net sales for fiscal 2004, 2003 and 2002 (dollar amounts in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Depreciation and amortization	$32,481	$21,130	$15,050
Percentage of total net sales	3.0%	2.7%	2.8%
      The increase in depreciation and amortization expense from fiscal 2003 to fiscal 2004 was, for the most part, due to capital expenditures related to new, remodeled and expanded stores. Depreciation and amortization expense, in dollars and as a percentage of total net sales, was also impacted by the Company’s revision to the manner in which it accounts for construction allowances from landlords of properties leased by the Company for its stores, as discussed above. The impact of this revision was to increase depreciation expense in fiscal 2004 by approximately $4.2 million with an offsetting decrease in rent expense of $4.2 million.
      The increase in depreciation and amortization expense from fiscal 2002 to fiscal 2003 was, for the most part, due to capital expenditures related to new, remodeled and expanded stores. Depreciation and amortization as a percentage of total net sales for fiscal 2003 was comparable to the prior year.

Provision for Income Taxes
      During fiscal 2004, the Company completed a review of the taxability of its operations in various state taxing jurisdictions and adjusted its income tax provision for fiscal 2004 resulting in an effective tax rate of approximately 37.7%, which remains comparable to the 38% effective tax rate in each of fiscal 2003 and fiscal 2002. The Company expects that its effective tax rate in future years will approximate 38%.

Net Income
      The following table shows net income in dollars and as a percentage of total net sales for fiscal 2004, 2003 and 2002 (dollar amounts in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Net income	$141,206	$100,230	$66,759
Percentage of total net sales	13.2%	13.0%	12.6%
Comparable Company Store Net Sales
      Comparable Company store net sales increased by 12.9% in the 52 weeks ended January 29, 2005 when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
      The comparable store percentage reported above includes 52 stores that were expanded or relocated within the last two fiscal years by an average of 965 net selling square feet. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 11.9% for fiscal 2004 (versus 12.9% as reported). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. WH|BM stores acquired in The White House, Inc. acquisition were included in the comparable store sales calculation for the first time beginning in October 2004 and WH|BM stores opened since the acquisition are treated the same as all other Company-owned stores.
      The Company believes that the increase in comparable Company store net sales in the current fiscal year resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying and marketing departments on the Company’s target customers. The Company also believes that the look, fit and pricing policy of the Company’s product was in line with the needs of the Company’s target customers. In addition, the Company believes that the increase in comparable store sales was also fueled by a coordinated marketing plan, which includes national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper clubs. To a lesser degree, the Company believes the increase was due to continued store-level training efforts associated with ongoing training programs and the Company’s overall ability to maintain its high standards for customer service and assistance.
      The following table sets forth for each of the quarters of the previous five fiscal years, the percentage change in comparable store net sales at Company-owned stores from the comparable period in the prior fiscal year:
Fiscal Year Ended

	1/29/05	1/31/04	2/1/03	2/2/02	2/3/01

Full Year	12.9%	16.1%	13.5%	17.1%	34.3%

First Quarter	20.1%	7.8%	13.2%	27.7%	30.9%
Second Quarter	14.1%	14.6%	11.6%	17.4%	34.3%
Third Quarter	6.1%	20.9%	18.2%	7.0%	39.1%
Fourth Quarter	12.9%	20.5%	11.0%	17.9%	32.2%

Liquidity and Capital Resources

Overview
      The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for expansion of headquarters and other central support facilities and for continued improvement in information technology tools. The Company anticipates that its current headquarters facility will be insufficient to meet its needs by the end of fiscal 2006. Accordingly, the Company is engaged in strategic long-term planning to address its space requirements for the future. The Company’s options include expanding its current headquarters facility, building a new headquarters at a different location, or moving into an existing building in a different location.
      In order to help with immediate space needs, the Company has leased off-site space for its call center and will likely lease additional off-site space to house discrete business units until its long-term solution is in place.
      Also, to a lesser degree, during fiscal 2004, the Company experienced the need for working capital to address the launching of its new intimate apparel concept, Soma by Chico’s, whose stores began opening during the third quarter of fiscal 2004.
      The following table shows the Company’s capital resources at the end of fiscal year 2004 and 2003 (amounts in thousands):

	Fiscal 2004	Fiscal 2003

Cash and cash equivalents	$14,426	$15,676
Marketable securities	251,199	104,453
Working capital	269,252	125,991
      Working capital increased from fiscal 2003 to fiscal 2004 primarily due to the Company’s ability to generate significant cash from operating activities (in large part due to the Company’s strong comparable store sales), which cash was substantially more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.
      Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will satisfy the Company’s working capital needs, capital expenditures (see “New Store Openings and Headquarters Expansion” discussed below), commitments and other liquidity requirements associated with the Company’s operations through at least the next 12 months.

Operating Activities
      Net cash provided by operating activities was $223.6 million and $145.4 million for fiscal 2004 and 2003, respectively. As part of its review of accounting practices related to lease transactions, beginning in fiscal 2004, the Company has included construction allowances received from landlords as cash provided by operating activities whereas in prior years, these allowances were recorded as a reduction of capital expenditures, within cash flows from investing activities. The impact to net cash provided by operating activities was an increase of $13.1 million in fiscal 2004, provided however, that this change had no impact on overall cash flow. The cash provided by operating activities for both periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:

•	Depreciation and amortization expense;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.
      Significant adjustments to net income for fiscal 2004 included:

•	A non-cash tax benefit of $27.3 million related to the exercise of employee stock options.

      Significant adjustments to net income for fiscal 2003 included:

•	A non-cash tax benefit of $15.1 million related to the exercise of employee stock options; and

•	A non-cash charge of $2.9 million associated with the impairment of assets related to the Pazo store closings.

Investing Activities
      Net cash used in investing activities was $241.3 million and $153.3 million for fiscal 2004 and 2003, respectively. Net cash used in investing activities was significantly impacted in fiscal 2003 by the acquisition of The White House, Inc. The cash paid for the acquisition was approximately $87.6 million (net of cash acquired of $1.3 million).
      The Company’s investment in capital expenditures during fiscal 2004 primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM, and Soma by Chico’s stores ($73.5 million), distribution center infrastructure costs ($5.8 million), installation costs associated with new software packages and systems integration of the WH|BM ($5.4 million) and other miscellaneous capital expenditures ($8.4 million). Capital expenditures increased by $40.8 million from fiscal 2003 to fiscal 2004 primarily as a result of more new store openings in fiscal 2004 when compared to fiscal 2003, the launch of the Soma by Chico’s concept in the third quarter of fiscal 2004 and the Company’s revision to the manner in which construction allowances received from landlords are presented. The impact of the construction allowance change was to increase purchases of property and equipment by $13.1 million in fiscal 2004.
      The Company invested $146.9 million, net, in marketable securities in the current year. In the prior year, the Company invested $13.4 million in marketable securities. The substantially lower investment in net marketable securities in fiscal 2003 was, for the most part, caused by the Company’s need to liquidate a significant portion of its marketable securities in fiscal 2003 to fund the acquisition of The White House, Inc.
      In August 2004, the Company also paid $1.3 million to acquire the net assets of a franchise store.

Financing Activities
      Net cash provided by financing activities was $16.4 million and $14.9 million in fiscal 2004 and 2003, respectively. The Company received proceeds in both fiscal 2004 and 2003 from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. In fiscal 2004, the Company satisfied the remaining balances due on capital leases assumed as a result of The White House, Inc. acquisition totaling $1.3 million.
      In September 2004, the Company’s Board of Directors approved the repurchase, over a twelve-month period ending in September 2005, of up to $100 million of the Company’s outstanding common stock. The Company repurchased 275,000 shares of its common stock during fiscal 2004 in connection with this stock repurchase program, at a total cost of approximately $5.0 million.
      During fiscal 2004, twenty-two of the Company’s thirty-three officers or former officers and three of its five independent directors exercised an aggregate of 3,699,404 stock options at prices ranging from $0.38885 to $15.275 and several employees and former employees exercised an aggregate of 349,998 options at prices ranging from $0.1805 to $13.60. Also, during this period, the Company sold 95,110 and 16,916 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $18.17 and $17.385, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $22.7 million.

New Store Openings and Headquarters Expansion
      The Company plans to open between 110 and 120 net new Company-owned stores (which includes approximately 65-70 net new Chico’s stores, approximately 40-45 net new WH|BM stores and up to 6 new Soma by Chico’s stores) in fiscal 2005. The Company believes that the liquidity needed for its planned new store growth (including continued investments associated with the recent launch of its new concept, Soma by

Chico’s), continuing remodel/ expansion program, continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing strong cash and marketable securities balances.
      The Company anticipates that its current headquarters facility will be insufficient to meet its needs by the end of fiscal 2006. Accordingly, the Company is engaged in strategic long-term planning to address its space requirements for the future. The Company’s options include expanding its current headquarters facility, building a new headquarters at a different location, or moving into an existing building in a different location. In order to help with immediate space needs, the Company has leased off-site space for its call center and will likely lease additional off-site space to house discrete business units until its long-term solution is in place.
      The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company-owned stores planned to be opened, expanded or relocated in future periods or increase the size of any new or expanded headquarters facility from what is currently anticipated.

Contractual Obligations
      The following table summarizes the Company’s contractual obligations at January 29, 2005 (amounts in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—
Short-term borrowings	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases	327,684	56,204	105,303	83,062	83,115
Non-cancelable purchase commitments	4,786	4,786	—	—	—

Total	$332,470	$60,990	$105,303	$83,062	$83,115

      As of January 29, 2005, the Company’s contractual obligations consisted of amounts outstanding under operating leases and non-cancelable purchase commitments. Amounts due under non-cancelable purchase commitments consist of $4.8 million of letters of credit outstanding.
      In September 2002, the Company entered into a replacement unsecured revolving credit facility with Bank of America, N.A., expanding the maximum available commitment from $25 million to $45 million, extending the maturity to June 2005 and increasing the letter of credit sublimit of the facility from $22 million to $35 million. The Credit Facility provides for automatic renewal for successive one-year periods beginning after June 2005, subject to the right of either party to terminate on each renewal date upon giving proper notice. The Company intends to allow the Credit Facility to renew through June 2006 and also expects the bank to allow the Credit Facility to renew through June 2006.
      At January 29, 2005 and January 31, 2004, the Company did not have any relationship with unconsolidated entities or financial partnerships, of the type which certain other companies have established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Therefore, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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
      The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Inventory Valuation
      The Company identifies potentially excess and slow-moving inventories by evaluating turn rates and inventory levels in conjunction with the Company’s overall growth rate. Excess quantities are identified through evaluation of inventory agings, review of inventory turns and historical sales experiences, as well as specific identification based on fashion trends. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in the fashion industry. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories.
Inventory Shrinkage
      The Company estimates its expected shrinkage of inventories between physical inventory counts by applying historical chain-wide average shrinkage experience rates to the related periods’ sales volume. The historical rates are updated on a regular basis to reflect the most recent physical inventory shrinkage experience.
Sales Returns
      The Company’s policy is to honor customer returns at all times. Returns after 30 days of the original purchase, or returns without the original receipt, qualify for store credit only. The Company will, in certain circumstances, offer full customer refunds either after 30 days or without a receipt. The Company estimates its reserve for likely customer returns based on the average refund experience in relation to sales for the related period.
Goodwill and Other Intangible Assets
      The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of the Company’s reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. The Company evaluates its other intangible assets, specifically trademarks, for impairment on an annual basis by comparing the fair value of the asset with its carrying value. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.

Self-Insurance
      The Company is self-insured for certain losses relating to workers’ compensation, medical and general liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using insurance industry benchmarks and historical experience. Although management believes it has the ability to adequately accrue for estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.
Recent Accounting Pronouncements
      On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB  25) and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      The provisions of SFAS 123R are effective at the beginning of the first interim or annual period beginning after June 15, 2005. The Company expects to adopt SFAS 123R on July 31, 2005, the beginning of the Company’s third fiscal quarter, using the modified-prospective method in which compensation cost is recognized for (1) all share-based payments granted after July 31, 2005 and (2) all share-based payments granted prior to July 31, 2005 that remain unvested as of such date.
      As permitted by Statement 123, the Company currently accounts for share-based payments under APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee or director stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations as well as on the comparability of the results of operations for the next several years, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123R cannot reasonably be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption, again impacting the comparability of these financial measures for the next several years. Although the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees and directors exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $27.3 million, $15.1 million and $22.6 million in fiscal 2004, 2003 and 2002, respectively.
Seasonality and Inflation
      Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.
      The Company reports its sales on a monthly basis in line with other public companies in the women’s apparel industry. Although the Company believes this regular reporting of interim sales may provide for greater transparency to investors, the Company is concerned that these interim results tend to be relied upon too heavily as indicative of a trend. For example, such factors as the weather (numerous hurricanes in fiscal 2004), national events (elections), international events (9/ 11 and developments in Iraq), interest rates, and similar factors can significantly affect the Company for a particular period. In addition, the Company’s periodic results can be directly and significantly impacted by the extent to which the Company’s new merchandise offerings are accepted by its customers.

Certain Factors That May Affect Future Results
      This Form 10-K may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation, statements regarding future growth rates of the established Company store concepts and the launch of the Soma by Chico’s concept. The statements may address items such as future sales, gross profit expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information.
      These statements, including those in this Form 10-K and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-K, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section entitled “Certain Additional Business Risk Factors” of the Company’s Form 10-K.
      These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters and support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the WH|BM and Soma by Chico’s divisions, risks associated with terrorist activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
      The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The market risk of the Company’s financial instruments as of January 29, 2005 has not significantly changed since January 31, 2004. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of January 29, 2005, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Chico’s FAS, Inc.
      We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 29, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at January 29, 2005 and January 31, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005, in conformity with U.S. generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chico’s FAS, Inc.’s internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2005 expressed an unqualified opinion thereon.
      As described in Note 1 during fiscal year 2003, the Company changed its method of accounting for inventories.

/s/ ERNST & YOUNG LLP
Tampa, Florida,
March 28, 2005

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 29,	January 31,
	2005	2004

ASSETS
Current Assets:
Cash and cash equivalents	$14,426	$15,676
Marketable securities, at market	251,199	104,453
Receivables, less allowances for sales returns from franchisees of $325 and $288, respectively	5,106	6,368
Inventories	73,223	54,896
Prepaid expenses	9,429	8,655
Deferred taxes	11,184	7,525

Total current assets	364,567	197,573
Property and Equipment:
Land and land improvements	6,055	5,976
Building and building improvements	29,286	25,014
Equipment, furniture and fixtures	140,360	100,589
Leasehold improvements	166,096	99,806

Total property and equipment	341,797	231,385
Less accumulated depreciation and amortization	(93,834)	(57,660)

Property and equipment, net	247,963	173,725
Goodwill	61,796	60,114
Other Intangible Assets	34,042	34,043
Other Assets, Net	7,361	5,399

	$715,729	$470,854

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$36,725	$27,796
Accrued liabilities	58,258	43,187
Current portion of deferred liabilities	332	599

Total current liabilities	95,315	71,582
Noncurrent Liabilities:
Deferred liabilities	47,149	12,713
Deferred taxes	12,397	11,724

Total noncurrent liabilities	59,546	24,437
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.01 par value; 400,000 shares authorized and 178,961 and 175,074 shares issued and outstanding, respectively	1,790	1,751
Additional paid-in capital	147,652	97,710
Retained earnings	411,556	275,339
Accumulated other comprehensive (loss) income	(130)	35

Total stockholders’ equity	560,868	374,835

	$715,729	$470,854

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

Net sales by Chico’s/Soma stores	$889,429	$698,100	$508,492
Net sales by WH|BM stores	142,092	39,818	—
Net sales by catalog and Internet	26,831	22,780	16,070
Net sales to franchisees	8,530	7,801	6,546

Net sales	1,066,882	768,499	531,108
Cost of goods sold	411,908	297,477	209,770

Gross profit	654,974	471,022	321,338
General, administrative and store operating expenses	398,117	289,118	199,495
Depreciation and amortization	32,481	21,130	15,050

Income from operations	224,376	160,774	106,793
Interest income, net	2,327	888	883

Income before income taxes	226,703	161,662	107,676
Income tax provision	85,497	61,432	40,917

Net income	$141,206	$100,230	$66,759

PER SHARE DATA:
Net income per common share — basic	$0.79	$0.58	$0.40
Net income per common and common equivalent share — diluted	$0.78	$0.57	$0.39
Weighted average common shares outstanding — basic	178,256	172,805	166,618
Weighted average common and common equivalent shares outstanding — diluted	180,149	176,284	172,064
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock				Accumulated
			Additional		Other
		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	(Loss) Income	Total

BALANCE, February 2, 2002	163,162	$1,632	$33,411	$108,350	$102	$143,495
Net income	—	—	—	66,759	—	66,759
Unrealized gain on marketable securities, net	—	—	—	—	83	83

Comprehensive income						66,842
Issuance of common stock	7,402	74	7,173	—	—	7,247
Tax benefit of stock options exercised	—	—	22,549	—	—	22,549

BALANCE, February 1, 2003	170,564	1,706	63,133	175,109	185	240,133
Net income	—	—	—	100,230	—	100,230
Unrealized loss on marketable securities, net	—	—	—	—	(150)	(150)

Comprehensive income						100,080
Issuance of common stock	4,510	45	19,451	—	—	19,496
Tax benefit of stock options exercised	—	—	15,126	—	—	15,126

BALANCE, January 31, 2004	175,074	1,751	97,710	275,339	35	374,835
Net income	—	—	—	141,206	—	141,206
Unrealized loss on marketable securities, net	—	—	—	—	(165)	(165)

Comprehensive income						141,041
Issuance of common stock	4,162	42	22,645	—	—	22,687
Repurchase of common stock	(275)	(3)	—	(4,989)	—	(4,992)
Tax benefit of stock options exercised	—	—	27,297	—	—	27,297

BALANCE, January 29, 2005	178,961	$1,790	$147,652	$411,556	$(130)	$560,868

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended

	January 29,	January 31,	February 1,
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,206	$100,230	$66,759

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization, cost of goods sold	3,605	1,970	1,093
Depreciation and amortization, other	32,481	21,130	15,050
Deferred tax (benefit) expense	(2,986)	1,336	(1,651)
Tax benefit of stock options exercised	27,297	15,126	22,549
Deferred rent expense, net	6,450	1,874	1,482
Loss on impairment and disposal of property and equipment	311	3,746	1,315
Decrease (increase) in assets, net of effects of acquisition —
Receivables, net	1,069	(1,953)	(143)
Inventories	(18,280)	(4,658)	(16,002)
Prepaid expenses and other	(2,734)	(1,281)	(1,691)
Increase (decrease) in liabilities, net of effects of acquisition —
Accounts payable	8,929	(3,175)	9,000
Accrued and other deferred liabilities	26,272	11,035	11,046

Total adjustments	82,414	45,150	42,048

Net cash provided by operating activities	223,620	145,380	108,807

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(404,211)	(166,855)	(134,918)
Proceeds from sale of marketable securities	257,299	153,447	84,235
Acquisition of The White House, Inc., net of cash acquired	—	(87,636)	—
Acquisition of franchise store	(1,307)	—	—
Purchases of property and equipment	(93,065)	(52,300)	(64,742)

Net cash used in investing activities	(241,284)	(153,344)	(115,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	22,684	15,231	7,247
Repurchase of common stock	(4,992)	—	—
Payments on capital leases	(1,278)	(344)	—
Principal payments on debt	—	—	(5,155)
Deferred finance costs	—	—	(98)

Net cash provided by financing activities	16,414	14,887	1,994

Net (decrease) increase in cash and cash equivalents	(1,250)	6,923	(4,624)
CASH AND CASH EQUIVALENTS, Beginning of period	15,676	8,753	13,377

CASH AND CASH EQUIVALENTS, End of period	$14,426	$15,676	$8,753

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$107	$142	$285
Cash paid for income taxes, net	$56,489	$47,855	$19,200
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisition	$—	$4,266	$—
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 29, 2005
(In thousands, except share and per share amounts and where otherwise indicated)

1.	Business Organization and Significant Accounting Policies:

Business Organization
      The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries. The Company operates as a specialty retailer of private label casual clothing, intimates and related accessories. The Company sells its products through traditional retail stores, catalog, a small franchise network and via the Internet at www.chicos.com. As of January 29, 2005, the Company’s retail store system consisted of 657 stores located throughout the United States, the U.S. Virgin Islands and Puerto Rico, 645 of which are owned and operated by the Company, and 12 of which are owned and operated by franchisees.

Fiscal Year
      The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 29, 2005 (fiscal 2004), January 31, 2004 (fiscal 2003) and February 1, 2003 (fiscal 2002). Fiscal 2004, 2003 and 2002 each contained 52 weeks.

Franchise Operations
      A summary of the changes in the number of the Company’s franchise stores as compared to total Company-owned stores as of the end of fiscal 2004 and 2003 is as follows:

	Fiscal	Fiscal
	2004	2003

Franchise stores opened	1	0
Franchise stores repurchased	1	0
Franchise stores in operation at fiscal year-end	12	12
Company-owned stores at fiscal year-end	645	545

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information
      The Company’s brands, Chico’s, WH|BM and Soma by Chico’s, have been aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the Company’s brands.

Management Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from those estimates. Significant estimates and assumptions made by management primarily impact the following key financial areas:
          Inventory Valuation

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates and inventory levels in conjunction with the Company’s overall growth rate. Excess quantities are identified through evaluation of inventory agings, review of inventory turns and historical sales experiences, as well as specific identification based on fashion trends. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in the fashion industry. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories.
          Inventory Shrinkage

The Company estimates its expected shrinkage of inventories between physical inventory counts by applying historical chain-wide average shrinkage experience rates to the related periods’ sales volume. The historical rates are updated on a regular basis to reflect the most recent physical inventory shrinkage experience.
          Sales Returns

The Company’s policy is to honor customer returns at all times. Returns after 30 days of the original purchase, or returns without the original receipt, qualify for store credit only. The Company will, in certain circumstances, offer full customer refunds either after 30 days or without a receipt. The Company estimates its reserve for likely customer returns based on the average refund experience in relation to sales for the related period.
          Self-Insurance

The Company is self-insured for certain losses relating to workers’ compensation, medical and general liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using insurance industry benchmarks and historical experience. Although management believes it has the ability to adequately accrue for estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.
Reclassifications
      Reclassifications of certain prior-year balances were made in order to conform the current-year presentation.
Cash and Cash Equivalents
      Cash and cash equivalents includes cash on hand and in banks and short-term highly liquid investments with original maturities of three months or less.
Marketable Securities
      Marketable securities generally represent variable rate demand notes and auction rate securities, which are highly liquid, variable rate municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2009 to 2042, the interest rates are reset, depending on the type of security, every 7, 28 or 35 days. Despite the long-term nature of the underlying securities, the Company has the ability

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument.
      Marketable securities are classified as available-for-sale and are carried at market value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
Inventories
      In the fourth quarter of fiscal 2003, the Company changed its method of determining the cost of certain merchandise inventories from the last-in, first-out (LIFO) method to the weighted average cost method. Management believes that the weighted average cost method better measures the cost of such inventories, results in a better matching of revenues and expenses and more accurately reflects the Company’s financial position. The effect of this change was immaterial to the financial results of prior reporting periods of the Company and, therefore, did not require retroactive restatement of results for those prior periods.
      Purchasing, merchandising, distribution and product development costs are expensed as incurred, and are included in the accompanying consolidated statements of income as a component of cost of goods sold.
Property and Equipment
      Property and equipment is stated at cost. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term plus one anticipated renewal when there is an economic penalty associated with non-renewal, not to exceed 10 years. The Company’s property and equipment is depreciated using the following estimated useful lives:

Estimated Useful Lives

Land and land improvements	35 years
Building and building improvements	20 - 35 years
Equipment, furniture and fixtures	2 - 10 years
Leasehold improvements	3 - 10 years or term of lease, if shorter
      Maintenance and repairs of property and equipment are expensed as incurred, and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation or amortization are eliminated from the accounts, and any gain or loss is charged to operations.
Operating Leases
      The Company leases retail stores and office space under operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. In fiscal 2004, the Company conformed its accounting for operating leases and leasehold improvements to SFAS 13 and its related interpretations as clarified by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005.
      Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic penalty associated with non-renewal.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In periods prior to fiscal 2004, the Company’s consolidated balance sheets reflect the unamortized portion of tenant improvement allowances as a reduction of property and equipment and consolidated statements of cash flows reflect tenant improvement allowances as a reduction of capital expenditures within investing activities. In addition, for fiscal 2004 and future years, these allowances are amortized as a reduction of rent expense and shown as an operating activity on the consolidated statement of cash flows, rather than amortized as a reduction of depreciation expense, as in prior fiscal years. Since the impact of this change in accounting was not material to any previously reported fiscal year, the cumulative effect was recorded in the fourth quarter of fiscal 2004.
      In addition to the above, the Company recorded a one-time, non-cash charge in the fourth quarter of fiscal 2004 to reflect the impact of recording rent expense prior to store opening (during the construction period). Previously, the Company followed a practice prevalent across the retailing industry, in which it recognized the rent expense for leases beginning on the earlier of the store opening date or lease commencement date. As a result of this change, landlord incentives, “rent-free” periods, rent escalation clauses and minimum rental expenses are amortized on a straight-line basis over the terms of the leases, which now includes the construction period, which is generally 45-60 days prior to the store opening date when the Company generally begins improvements in preparation of intended use. The charge resulted in a one-time, cumulative, non-cash adjustment to rent expense of approximately $4.1 million pre-tax in the fourth quarter of fiscal 2004, since the impact of the change was not material to any previously reported fiscal year.
      Certain leases provide for contingent rents, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Accrued liabilities” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.
Goodwill and Other Intangible Assets
      The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as of February 3, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. During fiscal 2003 in connection with the acquisition of WH|BM, the Company recorded goodwill and a trademark intangible asset.
      Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of SFAS 142, the Company is not amortizing the goodwill. Impairment testing for goodwill is done at a reporting unit level. Under SFAS 142, reporting units are defined as an operating segment or one level below an operating segment, called a component. Using these criteria, the Company identified its reporting units and further concluded that the goodwill related to the WH|BM acquisition should be assigned to the WH|BM reporting unit. The Company was then required to determine the fair value of the WH|BM reporting unit and compare it to its carrying value. To accomplish this, the Company determined the carrying value of the WH|BM reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible asset to it. In the fourth quarter of fiscal 2004, the Company performed the test as described above, in connection with its annual impairment test required under SFAS 142 and the implied fair value of the WH|BM reporting unit exceeded its respective carrying amount. Therefore, the Company was not required to recognize an impairment loss.
      The value of the trademark intangible asset was determined using a discounted cash flow method, based on the estimated future benefit to be received from the trademark. The Company is not amortizing the trademark intangible asset, as the trademark has an indefinite useful life. In the fourth quarter of fiscal 2004,

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Company performed an analysis to compare the implied fair value of the trademark asset, using a discounted cash flow method, to its carrying value and concluded that the trademark asset was not impaired.
      The change in the carrying amount of goodwill for fiscal 2004 is as follows:

Balance as of January 31, 2004	$60,114
Purchase price adjustment, The White House, Inc.	256
Acquisition of franchise store	1,426

Balance as of January 29, 2005	$61,796

Accounting for the Impairment of Long-lived Assets
      Long-lived assets are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value.
Income Taxes
      The Company follows the liability method, which establishes deferred tax assets and liabilities for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Net deferred tax assets, whose realization is dependent on taxable earnings of future years, are recognized when a greater than 50 percent probability exists that the tax benefits will be realized sometime in the future.
Fair Value of Financial Instruments
      The Company’s financial instruments consist of cash and cash equivalents, marketable securities, short-term trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables equal current fair value.
Revenue Recognition
      Retail sales by Company stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and Company issued coupons. Retail sales by catalog and Internet are recorded when shipments are made to catalog and Internet customers and are net of estimated customer returns. Net sales to franchisees are recorded when merchandise is shipped to franchisees and are net of estimated returns. Revenue for gift certificate and gift card sales is recognized at redemption.
Vendor Allowances
      From time to time, the Company receives allowances and/or credits from certain of its vendors. The aggregate amount of such allowances and credits is immaterial to the Company’s results of operations.
Shipping and Handling Costs
      Shipping and handling costs to either transport goods between stores or directly to customers, net of amounts paid to the Company by customers to cover these costs, which amounted to $4.8 million, $4.1 million, and $3.1 million in fiscal 2004, 2003 and 2002, respectively, do not represent a significant portion of the Company’s operations and are included in general, administrative and store operating expenses. Amounts paid by customers to cover shipping and handling costs are considered insignificant.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Store Pre-opening Costs
      Operating costs (including store set-up, rent and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included in general, administrative and store operating expenses in the accompanying consolidated statements of income.
Advertising Costs
      Costs associated with advertising are charged to expense as incurred except for catalogs, which are amortized over the life of the catalog (typically less than six weeks). For fiscal 2004, 2003 and 2002, advertising costs of approximately $40.0 million, $27.3 million, and $18.8 million, respectively, are included in general, administrative and store operating expenses.
Stock-Based Compensation Plans
      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (SFAS 148). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 does not amend SFAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS 123 or the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).
      The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any, in accordance with APB 25. No stock-based employee or director compensation cost for stock options is reflected in net income for fiscal 2004, 2003 or 2002 as all options granted during the periods have exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation.

	Fiscal	Fiscal	Fiscal
	2004	2003	2002

Net income, as reported	$141,206	$100,230	$66,759
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	9,340	9,359	8,696

Net income, pro forma	$131,866	$90,871	$58,063

Net income per common share:
Basic - as reported	$0.79	$0.58	$0.40
Basic - pro forma	$0.74	$0.53	$0.35
Diluted - as reported	$0.78	$0.57	$0.39
Diluted - pro forma	$0.73	$0.52	$0.33
      For pro forma disclosure purposes, the fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.3, 3.6, and 4.8 percent for fiscal 2004, 2003 and 2002 respectively, an expected life of

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
five years for grants made in fiscal 2004 and an expected life of seven years for fiscal 2003 and 2002 grants, no expected dividends, and expected volatility of 60, 65, and 68 percent for fiscal 2004, 2003 and 2002, respectively. The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 was $10.21, $7.68, and $5.82, respectively. Options granted under the 1992 Stock Option Plan, the 1993 Stock Option Plan and the 2002 Omnibus Stock and Incentive Plan (excluding the non-employee director portion thereof) generally vest ratably over three years. The non-employee director option grants under the 2002 Omnibus Stock and Incentive Plan generally vest after six months. The term of all options granted is 10 years.
Common Stock Splits
      During fiscal 2002, the Board declared a two-for-one stock split of the Company’s common stock, payable in the form of a stock dividend on July 29, 2002, to shareholders of record as of the close of business on July 15, 2002. Also, see Note 11 for additional information concerning a two-for-one stock split which was effectuated subsequent to fiscal 2004. All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements and notes thereto have been restated to reflect both the July 2002 stock split and the stock split effectuated subsequent to fiscal 2004 (the “Stock Splits”). Par value remained unchanged at $0.01 after each of the Stock Splits.
Net Income Per Common and Common Equivalent Share
      SFAS No. 128, “Earnings per Share” (SFAS 128), requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share (EPS) on the face of the income statement. As provided by SFAS 128, basic EPS is based on the weighted average number of common shares outstanding and diluted EPS is based on the weighted average number of common shares outstanding plus the dilutive common equivalent shares outstanding during the period.
      The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income as restated for the Stock Splits:

	Fiscal	Fiscal	Fiscal
	2004	2003	2002

Weighted average common shares outstanding — basic	178,256,214	172,805,064	166,617,658
Dilutive effect of stock options outstanding	1,893,010	3,478,744	5,446,446

Weighted average common and common equivalent shares outstanding — diluted	180,149,224	176,283,808	172,064,104

      The following options were outstanding as of the end of the fiscal years but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares:

	Fiscal	Fiscal	Fiscal
	2004	2003	2002

Number of options	215,800	624,000	1,047,600
Exercise price	$21.65 - $25.85	$15.28 - $19.25	$9.15 - $10.71
Expiration date	March 3, 2014 - January 17, 2015	September 5, 2013 - January 26, 2014	June 25, 2012 - December 16, 2012

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Newly Issued Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      The provisions of SFAS 123R are effective at the beginning of the first interim or annual period beginning after June 15, 2005. The Company expects to adopt SFAS 123R on July 31, 2005, the beginning of the Company’s third fiscal quarter, using the modified-prospective method in which compensation cost is recognized for (1) all share-based payments granted after July 31, 2005 and (2) all share-based payments granted prior to July 31, 2005 that remain unvested as of such date.
      As permitted by Statement 123, the Company currently accounts for share-based payments under APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee or director stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations as well as on the comparability of the results of operations for the next several years, although it will have no impact on its overall financial position. The impact of the adoption of SFAS 123R cannot reasonably be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption, again impacting the comparability of these financial measures for the next several years. Although the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees and directors exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $27.3 million, $15.1 million and $22.6 million in fiscal 2004, 2003 and 2002, respectively.

2.	The White House, Inc. Acquisition:
      On September 5, 2003, the Company acquired all of the outstanding common stock of The White House, Inc. (The White House) for approximately $93.2 million, consisting of approximately $88.9 million in cash (including acquisition costs of $3.0 million) and approximately $4.3 million in the Company’s common stock represented by the issuance of approximately 301,000 shares of the Company’s common stock, as adjusted for the 2-for-1 stock split effectuated on February 22, 2005. The Company funded the cash portion of the purchase price from current cash balances and from the sale of certain marketable securities. As a result of the transaction, The White House became a wholly-owned subsidiary of the Company.
      As of September 5, 2003, The White House operated 107 stores in 30 states, the U.S. Virgin Islands, Puerto Rico and the District of Columbia that sell high-quality fashion and basic merchandise assorted primarily in white and black and related shades. As a result of the acquisition, the Company believes that it can strengthen its position in the specialty retail market and continue its overall growth strategy. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of The White House have been consolidated in the Company’s financial statements since the date of acquisition.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The total purchase consideration has been allocated to the assets and liabilities acquired, including an identifiable intangible asset (trademark), based on their respective estimated fair values as summarized below. The allocation of the purchase price to the assets and liabilities acquired resulted in excess purchase consideration over the net assets and identifiable intangible asset acquired of $60.1 million and this excess has been assigned to goodwill. Such goodwill and the amounts allocated to the intangible asset are not expected to be deductible for tax purposes. A summary of the original allocation of the purchase price follows:

Cash	$1,280
Accounts receivable	2,189
Inventories	5,330
Other current assets	2,552
Property, plant and equipment	9,335
Intangible asset not subject to amortization — Trademark	34,000
Goodwill	60,114

Total assets acquired	114,800

Current liabilities	9,103
Noncurrent liabilities	1,221
Net deferred tax liability	11,295

Total liabilities assumed	21,619

Net assets acquired	$93,181

      The following table presents unaudited pro forma results of operations for the fiscal years ended January 31, 2004 and February 1, 2003 as if the acquisition of The White House had occurred on February 2, 2003 and February 3, 2002, respectively. The unaudited pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

	Fiscal 2003		Fiscal 2002

Net sales	$817,474		$598,064
Net income	101,021	(1)	70,060
Net income per common share(2):
Basic	$0.58		$0.42
Diluted	$0.57		$0.41

(1)	Includes approximately $2.7 million (pre-tax) of nonrecurring charges related to the acquisition recorded by The White House in its historical results prior to September 5, 2003.

(2)	Adjusted for 2-for-1 stock split effectuated on February 22, 2005.

3.	Property and Equipment Impairment:
      During fiscal 2003, the Company decided to conclude the Pazo concept test and initiated the closing/conversion process for the 10 Pazo stores, which was completed in fiscal 2004. In connection with this decision, the Company completed an impairment review of Pazo’s property and equipment. Upon completion of the review, the Company determined that the carrying value of certain Pazo assets exceeded their future undiscounted cash flows. As a result, the Company recorded an impairment charge of $2.9 million during fiscal 2003. The provision for the asset impairment is included in general, administrative and store operating expenses in the accompanying consolidated statements of income.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Marketable Securities:
      The following tables summarize the Company’s investments in marketable securities at January 29, 2005 and January 31, 2004:

January 29, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Total marketable securities	$251,329	$—	$(130)	$251,199

January 31, 2004

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Total marketable securities	$104,418	$49	$(14)	$104,453

      The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 29, 2005 and January 31, 2004, respectively:

January 29, 2005

	Less than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Total marketable securities	$60,368	$(111)	$4,485	$(19)	$64,853	$(130)

January 31, 2004

	Less than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Total marketable securities	$23,597	$(14)	$—	$—	$23,597	$(14)

      The unrealized losses presented above are primarily due to changes in market interest rates. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity.

5.	Accrued Liabilities:
      Accrued liabilities consisted of the following:

	January 29,	January 31,
	2005	2004

Allowance for estimated customer returns, gift certificates and store credits outstanding	$28,380	$18,009
Accrued payroll, bonuses and severance costs	13,872	11,003
Other	16,006	14,175

	$58,258	$43,187

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes:
      The Company’s income tax provision consisted of the following:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Current:
Federal	$77,987	$52,798	$37,399
State	10,496	7,298	5,169
Deferred:
Federal	(2,526)	407	(1,451)
State	(460)	929	(200)

Total income tax provision	$85,497	$61,432	$40,917

      The reconciliation of the income tax provision based on the U.S. statutory federal income tax rate (35 percent) to the Company’s income tax provision is as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002

Tax expense at the statutory rate	$79,346	$56,582	$37,687
State income tax expense, net of federal tax benefit	6,151	4,850	3,230

Total income tax provision	$85,497	$61,432	$40,917

      Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 29, 2005, and January 31, 2004:

	January 29,	January 31,
	2005	2004

Current:
Accrued liabilities and allowances	$9,396	$6,264
Inventories	1,788	1,261

	$11,184	$7,525

Noncurrent:
Other intangible assets	$(13,170)	$(13,153)
Depreciation	(7,124)	(3,139)
Lease obligations	5,004	2,548
Deferred compensation	2,893	2,020

	$(12,397)	$(11,724)

      Deferred tax assets at January 29, 2005 and January 31, 2004 totaled $19.1 million and $12.1 million, respectively. Deferred tax liabilities at January 29, 2005 and January 31, 2004 totaled $20.3 million and $16.3 million, respectively.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Deferred Liabilities:
      Deferred liabilities consisted of the following:

	January 29,	January 31,
	2005	2004

Deferred rent	$13,168	$6,718
Deferred compensation	7,614	5,316
Deferred lease credits	26,699	—
Capital lease obligations	—	1,278

Total deferred liabilities	47,481	13,312
Less current portion	(332)	(599)

	$47,149	$12,713

      The Company has an unsecured revolving credit facility (the Credit Facility) with Bank of America, N.A., consisting of a total available commitment of $45 million, composed of a line of credit of $10 million (the Line) and a $35 million letter of credit sublimit. All borrowings under the Credit Facility bear interest at the LIBOR rate, plus an additional amount ranging from 0.80 percent to 2.90 percent adjusted quarterly based on the Company’s performance per annum (a combined 3.4 percent at January 29, 2005). The Company is also required to pay, quarterly in arrears, a commitment fee of 0.10 percent per annum on the average daily unused portion of the Line. There are no compensating balance requirements associated with the Credit Facility. No borrowings are outstanding as of January 29, 2005 and January 31, 2004.
      The Credit Facility contains certain restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. In addition, the Company must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage and current ratio requirements. The Company was in compliance with all covenants at January 29, 2005. The Credit Facility provides for automatic renewal for successive one-year periods beginning after June 2005, subject to the right of either party to terminate on each renewal date upon giving proper notice. The Company intends to allow the Credit Facility to renew through June 2006 and also expects the bank to allow the Credit Facility to renew through June 2006.
      Deferred rent represents the difference between operating lease obligations currently due and operating lease expense, which is recorded by the Company on a straight-line basis over the terms of its leases.
      Deferred compensation represents the deferred compensation liability payable to participants of the Chico’s FAS, Inc. Deferred Compensation Plan (the Deferred Plan). See Note 10.
      Deferred lease credits represent construction allowances received from landlords and are amortized as a reduction of rent expense over the appropriate respective terms of the related leases.

8.	Commitments and Contingencies:
      The Company leases retail store space and various office equipment under operating leases expiring in various years through the fiscal year ending 2016. Certain of the leases provide that the Company may cancel the lease if the Company’s retail sales at that location fall below an established level, and certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Minimum future rental payments under noncancellable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of January 29, 2005, are approximately as follows:

Fiscal Year Ending:
January 28, 2006	$56,204
February 3, 2007	54,713
February 2, 2008	50,590
January 31, 2009	44,962
January 30, 2010	38,100
Thereafter	83,115

Total minimum lease payments	$327,684

      A majority of the Company’s new store operating leases contain cancellation clauses that allow the leases to be terminated at the Company’s discretion, if certain minimum sales levels are not met within the first few years of the lease term. The Company has not historically exercised many of these cancellation clauses and, therefore, has included commitments for the full lease terms of such leases in the above table. For fiscal 2004, 2003 and 2002, total rent expense under the Company’s operating leases was approximately $77.7 million, $59.3 million, and $42.2 million, respectively, including common area maintenance charges of approximately $9.5 million, $6.6 million, and $5.2 million, respectively, other rental charges of approximately $8.4 million, $7.1 million, and $5.0 million, respectively, and contingent rental expense of approximately $8.4 million, $5.7 million, and $4.0 million, respectively, based on sales.
      At January 29, 2005, the Company has approximately $4.8 million in commercial letters of credit outstanding (see Note 7), which arose in the normal course of business due to foreign purchase commitments.
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
      The Company was named as the defendant in a suit filed in July 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President-Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. The Company has filed an answer denying the material allegations of the Complaint and the parties are now engaged in the discovery process. No trial date has been set. The Company believes the case is without merit and will continue to vigorously defend the litigation.
      The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Stock Option Plans and Capital Stock Transactions:

1992 Stock Option Plan
      During fiscal year 1992, the Board approved a stock option plan (the 1992 Plan) for eligible employees of the Company. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of grant or, in the case of an employee owning more than 10 percent of the outstanding stock of the Company and to the extent incentive stock options, as opposed to nonqualified stock options, are issued, the price is not less than 110 percent of such fair market value. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by an employee in any calendar year may not exceed $100,000. Options granted under the terms of the 1992 Plan generally vest evenly over three years and have a 10-year term. As of January 29, 2005, approximately 2,100 nonqualified options remain outstanding under the 1992 Plan.

1993 Stock Option Plan
      During fiscal year 1993, the Board approved a stock option plan, as amended in fiscal 1999 (the 1993 Plan) for eligible employees of the Company. The terms of the 1993 Plan are essentially the same as the 1992 Plan. As of January 29, 2005, approximately 1,528,000 nonqualified options remain outstanding under the 1993 Plan.

Independent Directors’ Plan
      In October 1998, the Board approved a stock option plan (the Independent Directors’ Plan) for eligible independent directors of the Company. Options granted under the terms of the Independent Directors’ Plan vest after six months and have a 10-year term. From the date of the adoption of the Independent Directors’ Plan and until the 2002 Omnibus Stock and Incentive Plan was adopted, 507,500 options were granted under the Independent Directors’ Plan. Subsequent to the adoption of the Independent Directors’ Plan, three independent directors of the Company were granted 180,000 nonqualified stock options through individual grants at exercise prices of $2.15 per share. As of January 29, 2005, approximately 300,000 of these individual grant nonqualified options and options under the Independent Directors’ Plan remain outstanding.

Omnibus Stock and Incentive Plan
      As of January 31, 2004, the Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan (the Omnibus Plan) had 9,490,828 shares of common stock available for issuance to eligible employees and directors of the Company. In accordance with the terms of the Omnibus Plan, shares of common stock that are represented by options granted under the Company’s previously existing plans which are forfeited, expire or are cancelled without delivery of shares of common stock are added to the amounts reserved for issuance under the Omnibus Plan. During fiscal 2004, 62,134 of options on common stock were forfeited under previously existing plans. Also, during fiscal 2004, 821,694 shares issued under the Omnibus Plan were exercised resulting in a total of 8,731,268 shares remaining available for issuance under the Omnibus Plan as of January 29, 2005. The Omnibus Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards and restricted stock units. No new grants will be made under the Company’s existing 1992 Plan, 1993 Plan or Independent Directors’ Plan, and such existing plans will remain in effect only for purposes of administering options that were outstanding thereunder on the date the Omnibus Plan was approved by the Company’s stockholders. As of January 29, 2005, approximately 4,048,000 nonqualified options are outstanding under the Omnibus Plan.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate Stock Option Activity
      As of January 29, 2005, 5,878,112 nonqualified options are outstanding at a weighted average exercise price of $12.28 per share, and 4,683,564 remain available for future grants. Of the options outstanding, 2,207,790 options are exercisable.
      Stock option activity for fiscal 2004, 2003 and 2002, adjusted for 2-for-1 stock split effectuated on February 22, 2005, was as follows:

	Fiscal 2004		Fiscal 2003		Fiscal 2002

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of period	8,004,256	$6.77	10,023,200	$4.38	14,502,452	$1.83
Granted	2,203,800	19.27	2,138,900	11.55	2,870,532	8.33
Exercised	(4,049,402)	5.10	(4,097,802)	3.44	(7,306,784)	0.89
Canceled or expired	(280,542)	13.42	(60,042)	9.47	(43,000)	2.55

Outstanding, end of period	5,878,112	12.28	8,004,256	6.77	10,023,200	4.38

Options exercisable, end of period	2,207,790	6.99	3,420,380	4.13	4,550,190	2.94
      The following table summarizes information about stock options as of January 29, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.18 - $ 1.58	419,018	4.73	$1.10	419,018	$1.10
$ 1.59 - $ 4.30	406,000	5.84	3.38	406,000	3.38
$ 4.31 - $ 8.06	1,008,058	6.94	7.35	534,460	6.83
$ 8.07 - $10.71	1,254,830	7.89	9.02	587,334	9.18
$10.72 - $15.95	329,006	8.63	14.48	94,980	14.62
$15.96 - $19.25	1,979,000	9.23	18.54	105,998	17.40
$19.26 - $25.85	482,200	9.48	21.13	60,000	22.15

	5,878,112			2,207,790

Stock Repurchase Program
      In September 2004, the Company’s Board of Directors approved the repurchase, over a twelve-month period ending in September 2005, of up to $100 million of the Company’s outstanding common stock (the “Program”). Pursuant to the Program, purchases of shares of the Company’s common stock may be made from time to time on the open market, through block trades or otherwise, and/or in privately negotiated transactions depending upon prevailing market conditions. The Company repurchased and retired 275,000 shares of its common stock during fiscal 2004 in connection with the Program, at a total cost of approximately $5.0 million.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan
      The Company has a noncompensatory employee stock purchase plan (ESPP) under which substantially all full-time employees are given the right to purchase up to 800 shares of the common stock of the Company two times a year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each purchase period. During fiscal 2004, 2003 and 2002, approximately 112,000, 110,000, and 96,000 shares, respectively, were purchased under the ESPP. The Company recognized no compensation expense for the issuance of these shares.

10.	Retirement Plans:
      The Company has a 401(k) defined contribution employee benefit plan (the Plan) covering substantially all employees. Employees’ rights to Company-contributed benefits vest fully upon completing five years of service, with incremental vesting in service years two through five, as specified in the Plan. Under the Plan, employees may contribute up to 20 percent of their annual compensation, subject to certain statutory limitations. The Company has elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2004, 2003 and 2002, the Company’s costs under the Plan were approximately $1.5 million, $1.2 million, and $0.9 million, respectively.
      In April 2002, the Company adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the Deferred Plan) to provide supplemental retirement income benefits for a select group of management employees. Eligible participants may elect to defer up to 80 percent of their salary and 100 percent of their bonuses pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death or termination of employment. In addition, the Company may make employer contributions to participants under the Deferred Plan. To date, no Company contributions have been made under the Deferred Plan. The amount of the deferred compensation liability payable to the participants is included in “deferred liabilities” in the consolidated balance sheet. A portion of these obligations are funded through the establishment of trust accounts held by the Company on behalf of the management group participating in the plan. The trust accounts are reflected in “other assets” in the accompanying consolidated balance sheet.

11.	Subsequent Event:
      On January 6, 2005, the Company announced a two-for-one stock split of the Company’s common stock. The stock split was effectuated by distributing one additional share of the Company’s stock to each stockholder of record as of February 4, 2005, for every share of common stock then owned. The additional shares were distributed to shareholders on February 22, 2005. Stockholders’ equity was restated as of the beginning of earliest period presented to give retroactive recognition to the stock split by reclassifying the par value of the additional shares arising from the split from additional paid in capital to common stock. All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements and notes thereto have been restated to reflect this stock split. Par value remained unchanged at $0.01.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Quarterly Results of Operations (Unaudited):

					Net Income
				Net Income	Per Common and
		Gross	Net	Per Common	Common Equivalent
	Net Sales	Profit	Income	Share — Basic	Share — Diluted

Fiscal year ended January 29, 2005:
First quarter	$256,791	$159,836	$35,665	$0.20	$0.20
Second quarter	254,767	156,685	35,496	0.20	0.20
Third quarter	269,773	168,205	37,077	0.21	0.21
Fourth quarter	285,551	170,247	32,968	0.18	0.18
Fiscal year ended January 31, 2004:
First quarter	$168,985	$104,295	$23,367	$0.14	$0.13
Second quarter	173,436	107,603	24,466	0.14	0.14
Third quarter	210,569	129,367	26,759	0.15	0.15
Fourth quarter	215,509	129,757	25,637	0.15	0.14
Fiscal year ended February 1, 2003:
First quarter	$130,454	$81,464	$19,777	$0.12	$0.12
Second quarter	125,068	75,479	16,388	0.10	0.10
Third quarter	137,261	82,376	15,544	0.09	0.09
Fourth quarter	138,325	82,020	15,050	0.09	0.09

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES

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
      There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of January 29, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which appears below.
Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders
Chico’s FAS, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Chico’s FAS, Inc. maintained effective internal control over financial reporting as of January 29, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chico’s FAS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Chico’s FAS, Inc. maintained effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Chico’s FAS, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years ended January 29, 2005 of Chico’s FAS, Inc. and subsidiaries and our report dated March 28, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Tampa, Florida
March 28, 2005

ITEM 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information about directors and nominees for director, code of ethics, audit committee and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance in the Company’s 2005 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A. of Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
      Information about executive compensation in the Company’s 2005 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item is included in the Company’s 2005 Annual Meeting proxy statement and is incorporated herein by reference.
Equity Compensation Plan Information
      The following table shows information concerning the Company’s equity compensation plans as of the end of the fiscal year ended January 29, 2005 (adjusted for 2-for-1 stock split effectuated on February 22, 2005):

			Number of Securities
			Remaining Available for
	Number of Securities to	Weighted-average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights ($)	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	5,788,112	$12.44	4,683,564
Equity compensation plans not approved by security holders(2)	90,000	2.15	-0-

Total	5,878,112	$12.28	4,683,564

(1)	Includes shares authorized for issuance under the Company’s 1992 Stock Option Plan, 1993 Stock Option Plan, Independent Directors Plan, 2002 Omnibus Stock and Incentive Plan, and Non-Employee Directors’ Stock Option Plan.

(2)	Includes shares authorized for issuance under the Company’s Non-Employee Directors’ Stock Option Program.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is included in the Company’s 2005 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item is included in the Company’s 2005 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report.

(1)	The following financial statements are contained in Item 8:

(2)	The following Financial Statement Schedules are included herein:
Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

3.1*	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-44678), as filed with the Commission on August 28, 2000)
3.2*	Articles of Amendment of the Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
3.3*	Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 3, 2002, as filed with the Commission on August 28, 2002)
3.4*	Articles of Amendment of the Amended and Restated Articles of Incorporation, effective as of June 23, 2004 (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
3.5*	Articles of Amendment of the Amended and Restated Articles of Incorporation, effective as of February 22, 2005 (Filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on February 22, 2005)
3.6*	Amended and Restated By-laws (Filed as Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
3.7*	First Amendment to Amended and Restated By-laws of Chico’s FAS, Inc., adopted and effective January 23, 2004 (Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
3.8*	Second Amendment to Amended and Restated By-laws of Chico’s FAS, Inc., adopted and effective June 21, 2004 (Filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
4.1*	Amended and Restated Articles of Incorporation, as amended (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Commission File No. 333-44678), as filed with the Commission on August 28, 2000)

4.2*	Articles of Amendment of the Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
4.3*	Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended August 3, 2002, as filed with the Commission on August 28, 2002)
4.4*	Articles of Amendment of the Amended and Restated Articles of Incorporation, effective as of June 23, 2004 (Filed as Exhibit 4.1 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
4.5*	Articles of Amendment of the Amended and Restated Articles of Incorporation, effective as of February 22, 2005 (Filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on February 22, 2005)
4.6*	Amended and Restated By-laws (Filed as Exhibit 3.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
4.7*	First Amendment to Amended and Restated By-laws of Chico’s FAS, Inc., adopted and effective January 23, 2004 (Filed as Exhibit 3.2 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
4.8*	Second Amendment to Amended and Restated By-laws of Chico’s FAS, Inc., adopted and effective June 21, 2004 (Filed as Exhibit 3.3 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
4.9	Form of specimen Common Stock Certificate
10.1*	Employment Agreement between the Company and Marvin J. Gralnick, effective as of February 7, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
10.2*	Amendment No. 1 to Employment Agreement between the Company and Marvin J. Gralnick, effective as of September 26, 2001 (Filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.3*	Amendment No. 2 to Employment Agreement between the Company and Marvin J. Gralnick, effective as of September 3, 2003 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2003, as filed with the Commission on December 3, 2003)
10.4*	Letter Agreement regarding employment of Marvin J. Gralnick dated March 1, 2004 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10.5*	Employment Agreement for Helene B. Gralnick, effective as of February 7, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
10.6*	Amendment No. 1 to Employment Agreement between the Company and Helene B. Gralnick, effective as of September 26, 2001 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.7*	Amendment No. 2 to Employment Agreement between the Company and Helene B. Gralnick, effective as of September 3, 2003 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended November 1, 2003, as filed with the Commission on December 3, 2003)
10.8*	Letter Agreement regarding employment of Helene B. Gralnick dated March 1, 2004 (Filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10.9*	Employment Agreement for Charles J. Kleman (Filed as Exhibit 10.6.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

10.10*	Amendment No. 1 to Employment Agreement between the Company and Charles J. Kleman, effective as of August 21, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.11*	Employment Agreement between the Company and Scott A. Edmonds, effective as of September 3, 2003 (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10.12*	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of June 22, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
10.13*	Employment Agreement for Mori C. MacKenzie (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)
10.14*	Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.15*	Employment Agreement between the Company and James P. Frain effective as of April 14, 2000 (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.16*	Amendment No. 1 to Employment Agreement between the Company and James P. Frain effective as of February 13, 2001 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 3, 2001, as filed with the Commission on December 5, 2001)
10.17*	Employment Agreement between the Company and James P. Frain, effective as of May 1, 2004 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
10.18*	Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10.19*	Amendment No. 1 to Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended February 3, 2001, as filed with the Commission on April 30, 2001)
10.20*	Employment Agreement between the Company and Richard D. Sarmiento, effective as of September 5, 2003 (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on September 5, 2003)
10.21*	Letter Agreement regarding employment of Richard D. Sarmiento dated August 17, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 30, 2004, as filed with the Commission on November 30, 2004)
10.22*	Employment Agreement between the Company and Patricia Darrow-Smith, effective as of September 5, 2003 (Filed as Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on September 5, 2003)
10.23*	1992 Stock Option Plan (Filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 33-58134), as filed with the Commission on February 10, 1993, as amended)
10.24*	First Amendment to 1992 Stock Option Plan (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10.25*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10.26*	First Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.27*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.28*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.29*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.30*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.31*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.32*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.4 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.33*	Chico’s FAS, Inc. Amended and Restated 2002 Employee Stock Purchase Plan
10.34*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.35*	Indemnification Agreement with Marvin J. Gralnick (Filed as Exhibit 10.9.1 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.36*	Indemnification Agreement with Helene B. Gralnick (Filed as Exhibit 10.9.2 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.37*	Indemnification Agreement with Charles J. Kleman (Filed as Exhibit 10.9.5 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.38*	Indemnification Agreement with Verna K. Gibson (Filed as Exhibit 10.9.6 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10.39*	Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)
10.40*	Indemnification Agreement with John W. Burden (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
10.41*	Indemnification Agreement with Ross E. Roeder (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended August 4, 2001, as filed with the Commission on August 30, 2001)
10.42*	Sample Form of Franchise Agreement (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)
10.43*	Sample Form of Territory Development Agreement (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)
10.44*	Sample Form of Purchase Agreement (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)
10.45*	Revolving Credit and Term Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of May 12, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended July 29, 2000, as filed with the Commission on September 5, 2000)
10.46*	First Amendment to Revolving Credit and Term Loan Agreement by and between Bank of America, N.A., the Company and the subsidiaries of the Company dated as of January 15, 2002 (Filed as Exhibit 10.40 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.47*	Restated Revolving Credit and Term Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of September 24, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 2, 2002, as filed with the Commission on December 3, 2002)
10.48*	Amendment and Restatement of the Chico’s FAS, Inc. Profit Sharing Plan (Filed as Exhibit 10.47 to the Company’s Form 10-Q for the quarter ended April 3, 1994, as filed with the Commission on May 10, 1994)
10.49*	Nonemployee Stock Option Agreement by and between Chico’s FAS, Inc. and Verna K. Gibson dated effective May 15, 2000 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended May 5, 2001, as filed with the Commission on June 7, 2001)
10.50*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10.51*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10.52*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.53*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.54*	Stock Purchase Agreement dated as of July 30, 2003 among Chico’s FAS, Inc., The White House, Inc., the stockholders of The White House, Inc. and the Sellers’ Representative (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 2, 2003, as filed with the Commission on August 27, 2003)
13	Annual Report to Stockholders
18*	Preferability letter from Ernst & Young LLP dated April 5, 2004 regarding change in accounting principle (Filed as Exhibit 18 to the Company’s Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 9, 2004)
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chico’s Fas, Inc.

By:	/s/ Scott A. Edmonds

Scott A. Edmonds,
President and Chief Executive Officer, Director
Date April 8, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Edmonds Scott A. Edmonds	President and Chief Executive Officer, Director (Principal Executive Officer)	April 8, 2005

/s/ Charles J. Kleman Charles J. Kleman	Chief Operating Officer, Chief Financial Officer, Director (Principal Financial Officer)	April 8, 2005

/s/ Michael J. Kincaid Michael J. Kincaid	Senior Vice President-Finance, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	April 8, 2005

/s/ Marvin J. Gralnick Marvin J. Gralnick	Chairman of the Board, Director	April 8, 2005

/s/ Helene B. Gralnick Helene B. Gralnick	Director	April 8, 2005

/s/ Verna K. Gibson Verna K. Gibson	Director	April 8, 2005

/s/ John W. Burden, III John W. Burden, III	Director	April 8, 2005

/s/ Ross E. Roeder Ross E. Roeder	Director	April 8, 2005

/s/ Betsy S. Atkins Betsy S. Atkins	Director	April 8, 2005

/s/ Stewart P. Mitchell Stewart P. Mitchell	Director	April 8, 2005