Form 10-Q
period 2005-04-30
CHICOS FAS INC
filed 2005-05-26
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
April 30, 2005	0-21258

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At May 23, 2005, there were 180,452,922 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands)

	April 30,	January 29,
	2005	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,239	$14,426
Marketable securities, at market	303,844	251,199
Receivables	8,285	5,106
Inventories	92,358	73,223
Prepaid expenses	11,291	9,429
Deferred taxes	12,841	11,184

Total Current Assets	453,858	364,567

Property and Equipment:
Land and land improvements	6,055	6,055
Building and building improvements	30,282	29,286
Equipment, furniture and fixtures	151,850	140,360
Leasehold improvements	177,110	166,096

Total Property and Equipment	365,297	341,797
Less accumulated depreciation and amortization	(102,527)	(93,834)

Property and Equipment, Net	262,770	247,963

Other Assets:
Goodwill	61,796	61,796
Other intangible assets	34,019	34,042
Other assets, net	7,501	7,361

Total Other Assets	103,316	103,199

	$819,944	$715,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$53,198	$36,725
Accrued liabilities	80,221	58,258
Current portion of deferred liabilities	361	332

Total Current Liabilities	133,780	95,315

Noncurrent Liabilities:
Deferred liabilities	50,011	47,149
Deferred taxes	9,494	12,397

Total Noncurrent Liabilities	59,505	59,546

Stockholders’ Equity:
Common stock	1,804	1,790
Additional paid-in capital	170,802	147,652
Unearned compensation	(4,311)	—
Retained earnings	458,757	411,556
Accumulated other comprehensive loss	(393)	(130)

Total Stockholders’ Equity	626,659	560,868

	$819,944	$715,729

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30, 2005		May 1, 2004
		% of		% of
	Amount	Sales	Amount	Sales
Net sales by Chico’s/Soma stores	$267,606	81.8	$218,489	85.1
Net sales by White House | Black Market stores	49,163	15.0	29,998	11.7
Net sales by catalog & Internet	7,956	2.4	6,082	2.4
Net sales to franchisees	2,530	0.8	2,222	0.8

Net sales	327,255	100.0	256,791	100.0

Cost of goods sold	125,198	38.3	96,955	37.8

Gross profit	202,057	61.7	159,836	62.2

General, administrative and store operating expenses	119,274	36.4	95,805	37.3
Depreciation and amortization	9,370	2.9	6,777	2.6

Income from operations	73,413	22.4	57,254	22.3

Interest income, net	1,509	0.5	269	0.1

Income before taxes	74,922	22.9	57,523	22.4

Income tax provision	27,722	8.5	21,858	8.5

Net income	$47,200	14.4	$35,665	13.9

Per share data:

Net income per common share–basic	$0.26		$0.20

Net income per common and common equivalent share– diluted	$0.26		$0.20

Weighted average common shares outstanding–basic	179,605		176,939

Weighted average common and common equivalent shares outstanding–diluted	181,383		179,557

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,200	$35,665

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	1,065	718
Depreciation and amortization, other	9,370	6,777
Deferred tax benefit	(4,560)	(1,827)
Stock-based compensation expense	387	—
Tax benefit of stock options exercised	9,433	21,472
Deferred rent expense, net	874	592
Gain from disposal of property and equipment	(7)	(133)
Net change in:
Receivables	(3,179)	1,302
Inventories	(19,135)	(5,790)
Prepaid expenses and other, net	(1,979)	(1,151)
Accounts payable	16,473	7,780
Accrued and other deferred liabilities	24,041	(1,882)

Total adjustments	32,783	27,858

Net cash provided by operating activities	79,983	63,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net	(52,907)	(56,334)
Purchases of property and equipment	(25,296)	(16,445)

Net cash used in investing activities	(78,203)	(72,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,033	16,991
Payments on capital leases	—	(1,278)

Net cash provided by financing activities	9,033	15,713

Net increase in cash and cash equivalents	10,813	6,457

CASH AND CASH EQUIVALENTS – Beginning of period	14,426	15,676

CASH AND CASH EQUIVALENTS – End of period	$25,239	$22,133

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$21	$36
Cash paid for income taxes, net	$493	$150

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
April 30, 2005
(Unaudited)
(in thousands, except share and per share amounts)

Note 1. Basis of Presentation

          The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 8, 2005. The January 29, 2005 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.

          The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended April 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

Note 2. Recent Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The original effective date for adoption of SFAS No. 123R for the Company was July 31, 2005. However, in April, the SEC announced the adoption of a new rule that amends the effective dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company plans to adopt SFAS No. 123R effective for its 2006 fiscal year commencing on January 29, 2006.

Note 3. Common Stock Split

          On February 22, 2005, the Company completed a two-for-one stock split by distributing one additional share of the Company’s common stock to each stockholder of record as of February 4, 2005, for every share of common stock then owned. All prior period share and per share amounts presented in this report have been restated to give retroactive recognition to this two-for-one common stock split.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2005
(Unaudited)
(in thousands, except share and per share amounts)

Note 4. Stock-Based Compensation

          The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations, including for purposes of valuing its awards and recording the related compensation expense, if any. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, to all stock-based employee compensation.

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Net income, as reported	$47,200	$35,665
Add: Stock-based compensation expense included in reported net income, net of taxes	244	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(3,066)	(2,479)

Net income, pro forma	$44,378	$33,186

Net income per common share:

Basic – as reported	$0.26	$0.20

Basic – pro forma	$0.25	$0.19

Diluted – as reported	$0.26	$0.20

Diluted – pro forma	$0.24	$0.18

Note 5. Net Income Per Share

          Basic Earnings Per Share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding. Restricted stock grants to employees and directors are not included in the computation of basic EPS until the securities vest. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income:

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Weighted average common shares outstanding - basic	179,605,442	176,939,492
Dilutive effect of stock options and unvested restricted stock outstanding	1,777,383	2,617,152

Weighted average common and common equivalent shares outstanding – diluted	181,382,825	179,556,644

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2005
(Unaudited)
(in thousands, except share and per share amounts)

Note 5. Net Income Per Share (continued)

          For the three months ended April 30, 2005 and May 1, 2004, of the options then outstanding, options to purchase 20,000 and 55,800 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

          During the three months ended April 30, 2005, options to purchase 1,275,000 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 1,224,866 were exercised and options to purchase 66,837 shares of common stock were canceled. During the three months ended May 1, 2004, options to purchase 1,113,800 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 3,116,990 were exercised and options to purchase 26,802 shares of common stock were canceled.

          Beginning in the first quarter of fiscal 2005, certain of the Company’s officers, its two non-officer inside directors, and each of its independent directors were awarded restricted stock, pursuant to restricted stock agreements. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. The Company holds the shares during the vesting period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, entitled to vote the common shares and to receive dividends and other distributions thereon. Unearned compensation related to the restricted stock awards is recorded as a component of stockholders’ equity and is amortized ratably over the vesting period of the award.

          As of April 30, 2005, there were 178,278 shares of restricted stock outstanding. The restricted stock awarded to officers vests entirely on the third anniversary of the date of grant. The restricted stock awarded to non-officer directors vests pro-rata over a three-year period. Total compensation expense related to these restricted stock grants of $4.7 million is being amortized over the vesting period, and amortization expense for the thirteen-weeks ended April 30, 2005 was $0.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

          Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of private label, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market (“WH|BM”) and Soma by Chico’s brand names.

          Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s 2004 Annual Report to Stockholders.

Overview

          The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores, its growth in comparable store sales, and its increased operating margin arising out of improved gross margin and leverage of operating costs. In the last five years the Company has grown from 200 stores as of January 29, 2000 to 683 stores as of April 30, 2005, which includes the significant store growth resulting from the acquisition of WH|BM in fiscal 2003. The Company continues to expand its presence through the opening of new stores, the development of new opportunities such as Soma by Chico’s and through the extension of its merchandise line. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease from the 40% plus rate of overall sales growth experienced in prior years, largely reflecting the Company’s significantly increased size, its 20% net square footage growth goal and the expectation that its same store sales increases will moderate. Nevertheless, even at a reduced growth rate, the Company expects to continue its ability to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.

          Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining the newness, fit and comfort in its merchandise offerings, customer acceptance of new store concepts, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

•	Comparable same store sales growth – For the thirteen-week period ended April 30, 2005, the Company’s comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) was 10.8%. This increase follows a similar comparable store sales growth in excess of 10% in the immediately preceding quarter, with 29 out of the Company’s last 32 quarterly periods achieving at least double digit increases in comparable store sales. The Company believes that comparable store sales growth is a critical success factor and a positive indication of the Company’s ability to manage its expansion and its ability to open and operate stores effectively.

•	Positive operating cash flow – For the thirteen week period ended April 30, 2005 (the “current period”), cash flow from operations totaled $80 million compared with $64 million for the prior year’s thirteen week period ended May 1, 2004 (the “prior period”), representing an increase in cash flow growth of 25.9%. The Company believes that a key strength of its business is the ability to consistently generate cash. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, additional infrastructure costs associated with the distribution center, to continue funding implementation of state of the art information systems and to fund strategic acquisitions. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section.

•	Loyalty Clubs – Management believes that a significant indicator of the Company’s success is the growth of the Chico’s loyalty program, the “Passport Club” and support for such loyalty program from its personalized customer service training programs and its marketing initiatives. In the current period, the Company added approximately 100,000 permanent Passport Club members and approximately 387,000 preliminary Passport Club members. The Company believes that the continued growth of its Passport Club indicates that the Company is still generating strong interest from new customers, many of whom tend to become long-term loyal customers, due in large part to the Company’s commitment to personalized customer service and constant newness of product.

The Company introduced a new frequent shopper program at its WH|BM stores during October 2004 called “The Black Book”. The Black Book loyalty program is similar to the Passport Club in all key respects except that members become permanent upon spending $300, compared to $500 for the Passport Club. In the current period, the Company added approximately 76,000 permanent Black Book members and approximately 273,000 preliminary Black Book members.

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

          For the thirteen weeks ended April 30, 2005, the Company reported net sales, operating income and net income of $327 million, $73 million and $47 million, respectively, up 27.4%, 28.2% and 32.3%, from the comparable period in the prior fiscal year. The Company’s gross margin decreased to 61.7% for the current period from 62.2% in the prior period mostly as a result of increased markdowns and, to a lesser extent, by certain other factors described below.

Results of Operations – Thirteen Weeks Ended April 30, 2005 Compared to the Thirteen Weeks Ended May 1, 2004.

          Net Sales

          The following table shows net sales by Company-owned stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2005 and May 1, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2005		May 1, 2004
Net sales by Chico’s/Soma stores	$267,606	81.8%	$218,489	85.1%
Net sales by WH|BM stores	49,163	15.0	29,998	11.7
Net sales by catalog and Internet	7,956	2.4	6,082	2.4
Net sales to franchisees	2,530	0.8	2,222	0.8

Net sales	$327,255	100.0	$256,791	100.0

          Net sales by Company-owned stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings, as well as the current trend of strong increases in the Company’s comparable store net sales (including stores within the comparable store base that have been expanded or relocated within the same general market). A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Comparable store sales increases	$26,398	$31,912
Comparable same store sales %	10.8%	20.1%
New store sales increase, net	$41,884	$55,135

          The comparable store sales increase of 10.8% was driven primarily by an increase in the number of transactions compared to the prior period which transaction volume increase was offset, in part, by a decrease of 3.6% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes), attributable primarily to an increased markdown rate and, to a lesser extent, from changes in product mix. WH|BM same store sales represent approximately 12% of the total same store sales base, with the WH|BM same store sales increase being somewhat ahead of the Chico’s same store sales increase. All of the net sales from Soma by Chico’s stores are included in new store sales for the current period; no such sales are included in comparable store sales.

          Net sales by catalog and Internet for the current period (which included Chico’s and a small offering of Soma by Chico’s merchandise) increased by $1.9 million, or 30.8%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the increased circulation of catalog mailings and additional television spots in the current period versus the prior period.

          Cost of Goods Sold/Gross Profit

          The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended April 30, 2005 and May 1, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Cost of goods sold	$125,198	$96,955
Gross profit	202,057	159,836
Gross profit percentage	61.7%	62.2%

          The decrease in the gross profit percentage during the current period resulted primarily from a decrease in the merchandise margins of approximately 80 basis points at the Chico’s front-line stores and to a lesser extent, a decrease in the merchandise margins at the Company’s outlet stores, and increased product development costs. The decrease in the Chico’s front-line merchandise margins from last year’s unusually high merchandise margins, was attributable to a higher markdown rate, moderated in part by slightly improved initial merchandise markups. These decreases in gross profit percentage at the Chico’s stores were partially offset by an improvement of approximately 150 basis points in the merchandise margins at WH|BM front-line stores.

          General, Administrative and Store Operating Expenses

          The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2005 and May 1, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
General, administrative and store operating expenses	$119,274	$95,805
Percentage of total net sales	36.4%	37.3%

          The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales decreased 90 basis points over the prior period primarily due to decreases in Chico’s store operating and store support expenses as a percentage of total net sales over the prior period which in turn resulted primarily from leverage associated with the Company’s current period comparable store sales increase of 10.8% and, to a lesser degree, to the revision in the manner in which the Company accounts for construction allowances as described under “Depreciation and Amortization.” General, administrative and store operating expenses was also positively impacted by decreased marketing expenses as a percentage of total net sales.

          Depreciation and Amortization

          The following table shows depreciation and amortization in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2005 and May 1, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Depreciation and amortization	$9,370	$6,777
Percentage of total net sales	2.9%	2.6%

          The increase in depreciation and amortization expense was for the most part due to capital expenditures related to new, remodeled and expanded stores. Depreciation and amortization expense, in dollars and as a percentage of total net sales, was also impacted by the Company’s revision to the manner in which it accounts for construction allowances from landlords of properties leased by the Company for its stores in the fourth quarter of fiscal 2004. Previously, these construction allowances were amortized as a reduction of depreciation expense, while the revision now has the amortization of these construction allowances reducing the Company’s rent expense (as previously described in “General, Administrative and Store Operating Expenses” under the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2004 Annual Report to Stockholders).

          Interest Income, net

          The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2005 and May 1, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Interest income, net	$1,509	$269
Percentage of total net sales	0.5%	0.1%

          The increase in net interest income during the current period was primarily the result of the Company’s increased cash and marketable securities position as well as the impact of higher interest rates.

          Provision for Income Taxes

          The Company’s effective tax rate for the current period was 37% compared to an effective tax rate of 38% for the prior period. The decrease is primarily due to an increase in estimated favorable permanent differences for fiscal 2005 as compared to fiscal 2004.

          Net Income

          The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2005 and May 1, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Net income	$47,200	$35,665
Percentage of total net sales	14.4%	13.9%

Comparable Company Store Net Sales

          Comparable Company store net sales increased by 10.8% in the current period when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).

          The comparable store percentage reported above includes 37 stores that were expanded or relocated within the last twelve months from the beginning of the prior period by an average of 875 net selling square feet. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 9.4% for the current period (versus 10.8% as reported). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. WH|BM stores acquired in The White House, Inc. acquisition were included in the comparable store sales calculation for the first time beginning in October 2004 and WH|BM stores opened since the acquisition are treated the same as all other Company-owned stores.

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

          The following table shows the Company’s capital resources as of April 30, 2005 and May 1, 2004 (amounts in thousands):

	April 30, 2005	May 1, 2004
Cash and cash equivalents	$25,239	$22,133
Marketable securities	303,844	160,692
Working capital	320,078	189,957

          Working capital increased from May 1, 2004 to April 30, 2005 primarily due to the Company’s ability to generate significant cash from operating activities (in large part due to the Company’s strong comparable store sales), which cash was substantially more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.

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

          Operating Activities

          Net cash provided by operating activities was $80.0 million and $63.5 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The cash provided by operating activities for both periods was due to the Company’s net income adjusted for non-cash charges, tax benefits from non-cash tax deductions, and changes in working capital such as:

•	Depreciation and amortization expense;

•	Tax benefits from stock option exercises;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.

          Investing Activities

          Net cash used in investing activities was $78.2 million and $72.8 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively.

          The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM, and Soma by Chico’s stores ($19.1 million), costs associated with system upgrades and new software implementations ($1.8 million), distribution center infrastructure costs ($2.0 million) and other miscellaneous capital expenditures ($2.4 million).

          The Company invested $52.9 million, net in marketable securities during the current period. In the prior period, the Company invested $56.3 million, net in marketable securities.

          Financing Activities

          Net cash provided by financing activities was $9.0 million and $15.7 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, respectively. The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. During the prior period, the Company satisfied the remaining balances due on capital leases assumed as a result of The White House, Inc. acquisition totaling $1.3 million.

          During the first three months of the current fiscal year, thirteen of the Company’s thirty-one current and former officers, its two non-officer inside directors, and two of its five independent directors exercised an aggregate of 1,136,668 stock options at prices ranging from $1.5834 to $18.96 and several employees and former employees exercised an aggregate of 88,198 options at prices ranging from $0.1805 to $22.10.

Also, during this period, the Company sold 45,376 shares of common stock during the March offering period under its employee stock purchase plan at a price of $25.04. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $9.0 million.

New Store Openings

          The Company plans to open between 110 and 120 net new Company-owned stores in fiscal 2005, of which 40 were open as of May 23, 2005. The Company believes that the liquidity needed for its planned new store growth (including continued investments associated with the recent launch of its new concept, Soma by Chico’s), continuing remodel/expansion program, continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing strong cash and marketable securities balances. The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company-owned stores planned to be opened in future periods.

Seasonality and Inflation

          Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.

          The Company reports its sales on a monthly basis in line with other public companies in the women’s apparel industry. Although the Company believes this regular reporting of interim sales may provide for greater transparency to investors, the Company is concerned that these interim results tend to be relied upon too heavily as a trend. For example, such factors as the weather (numerous hurricanes in fiscal 2004), national events (elections), international events (9/11 and developments in Iraq), interest rates, and similar factors can significantly affect the Company for a particular period. In addition, the Company’s periodic results can be directly and significantly impacted by the extent to which the Company’s new merchandise offerings are accepted by its customers.

Critical Accounting Policies and Estimates

          The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in the critical accounting policies during the thirteen weeks ended April 30, 2005.

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

          These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in the section “Certain Additional Business Risk Factors” beginning on page 20 of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission on April 8, 2005.

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

Litigation

          In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at April 30, 2005, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The market risk of the Company’s financial instruments as of April 30, 2005 has not significantly changed since January 29, 2005. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of April 30, 2005, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

ITEM 4. CONTROLS AND PROCEDURES

          As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these disclosure controls and procedures subsequent to the date of their evaluation.

          Furthermore, there was no change in the Company’s internal control over financial reporting during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          The Company was named as the defendant in a suit filed in July 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President – Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. The Company has filed an answer denying the material allegations of the Complaint and the parties are now engaged in the discovery process. Based on testimony and information that has been obtained in the discovery process, the Company is in the process of exploring the advisability of asserting certain counterclaims against the plaintiff. No trial date has been set. The Company believes the plaintiff’s case is without merit and will continue to vigorously defend the litigation and, to the extent deemed appropriate under the circumstances, assert counterclaims.

          The Company was recently named as defendant in a putative class action suit filed in May 2005 in the Superior Court for the State of California, County of Los Angeles, Marie Nguyen v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, requested or required its customers to provide personal information as part of a credit card transaction. The Company only recently received the Complaint. Although the Company is in the process of making a further investigation of the allegations contained in the Complaint, based on an initial review and analysis of the Complaint, the Company does not believe that the case has merit and, thus, does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations.

          The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 6. EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1	Employment Agreement between the Company and Charles L. Nesbit, Jr., effective as of August 4, 2004

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date: May 26, 2005	By:	/s/ Scott A. Edmonds

Scott A. Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 26, 2005	By:	/s/ Charles J. Kleman

Charles J. Kleman Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Date: May 26, 2005	By:	/s/ Michael J. Kincaid

Michael J. Kincaid
Senior Vice President – Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)