Form 10-Q
period 2005-07-30
CHICOS FAS INC
filed 2005-08-25
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
July 30, 2005	0-21258

Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33912

(Address of principal executive offices)
239-277-6200

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At August 22, 2005, there were 180,707,081 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	July 30,	January 29,
	2005	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,741	$14,426
Marketable securities, at market	334,815	251,199
Receivables	6,744	5,106
Inventories	79,153	73,223
Prepaid expenses	14,614	9,429
Deferred taxes	13,981	11,184

Total Current Assets	465,048	364,567

Property and Equipment:
Land and land improvements	6,264	6,055
Building and building improvements	32,300	29,286
Equipment, furniture and fixtures	161,275	140,360
Leasehold improvements	184,714	166,096

Total Property and Equipment	384,553	341,797
Less accumulated depreciation and amortization	(113,667)	(93,834)

Property and Equipment, Net	270,886	247,963

Other Assets:
Goodwill	61,796	61,796
Other intangible assets	34,087	34,042
Other assets, net	18,019	7,361

Total Other Assets	113,902	103,199

	$849,836	$715,729

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$38,230	$36,725
Accrued liabilities	69,688	58,258
Current portion of deferred liabilities	433	332

Total Current Liabilities	108,351	95,315

Noncurrent Liabilities:
Deferred liabilities	52,850	47,149
Deferred taxes	6,363	12,397

Total Noncurrent Liabilities	59,213	59,546

Stockholders’ Equity:
Common stock	1,807	1,790
Additional paid-in capital	176,882	147,652
Unearned compensation	(4,045)	—
Retained earnings	507,867	411,556
Accumulated other comprehensive loss	(239)	(130)

Total Stockholders’ Equity	682,272	560,868

	$849,836	$715,729

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended
	July 30, 2005		July 31, 2004		July 30, 2005		July 31, 2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales by Chico’s/Soma stores	$539,071	80.4	$432,341	84.5	$271,466	79.2	$213,852	83.9
Net sales by White House | Black Market stores	111,095	16.6	62,825	12.3	61,932	18.1	32,827	12.9
Net sales by catalog & Internet	14,992	2.2	12,412	2.4	7,035	2.0	6,330	2.5
Net sales to franchisees	5,022	0.8	3,980	0.8	2,492	0.7	1,758	0.7

Net sales	670,180	100.0	511,558	100.0	342,925	100.0	254,767	100.0

Cost of goods sold	261,627	39.0	195,037	38.1	136,429	39.8	98,082	38.5

Gross profit	408,553	61.0	316,521	61.9	206,496	60.2	156,685	61.5

General, administrative and store operating expenses	239,330	35.7	188,799	36.9	120,056	35.0	92,994	36.5
Depreciation and amortization	19,853	3.0	13,701	2.7	10,482	3.0	6,924	2.7

Income from operations	149,370	22.3	114,021	22.3	75,958	22.2	56,767	22.3

Interest income, net	3,504	0.5	753	0.1	1,994	0.6	484	0.2

Income before taxes	152,874	22.8	114,774	22.4	77,952	22.7	57,251	22.5

Income tax provision	56,563	8.4	43,613	8.5	28,841	8.4	21,755	8.6

Net income	$96,311	14.4	$71,161	13.9	$49,111	14.3	$35,496	13.9

Per share data:
Net income per common share—basic	$0.54		$0.40		$0.27		$0.20

Net income per common and common equivalent share—diluted	$0.53		$0.40		$0.27		$0.20

Weighted average common shares outstanding—basic	180,007		177,756		180,410		178,572

Weighted average common and common equivalent shares outstanding—diluted	181,867		179,967		182,292		180,379

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,311	$71,161

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	2,225	1,589
Depreciation and amortization, other	19,853	13,701
Deferred tax benefit	(8,831)	(950)
Stock-based compensation expense	784	—
Tax benefit of stock options exercised	11,766	24,857
Deferred rent expense, net	1,647	1,171
Loss (gain) from disposal of property and equipment	383	(122)
Net change in:
Receivables	(1,638)	1,192
Inventories	(5,930)	(7,069)
Prepaid expenses and other, net	(5,485)	(1,469)
Accounts payable	1,505	4,167
Accrued and other deferred liabilities	15,647	2,301

Total adjustments	31,926	39,368

Net cash provided by operating activities	128,237	110,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net	(83,724)	(97,560)
Purchase of equity investment	(10,406)	—
Purchases of property and equipment	(45,446)	(33,943)

Net cash used in investing activities	(139,576)	(131,503)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,654	19,828
Payments on capital leases	—	(1,278)

Net cash provided by financing activities	12,654	18,550

Net increase (decrease) in cash and cash equivalents	1,315	(2,424)

CASH AND CASH EQUIVALENTS — Beginning of period	14,426	15,676

CASH AND CASH EQUIVALENTS — End of period	$15,741	$13,252

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$47	$54
Cash paid for income taxes, net	$52,243	$18,444
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 30, 2005
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2005, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2005. The January 29, 2005 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the twenty-six weeks ended July 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.
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

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 30, 2005
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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income, as reported	$96,311	$71,161	$49,111	$35,496
Add: Stock-based compensation expense included in reported net income, net of taxes	494	—	250	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(5,982)	(4,618)	(2,917)	(2,139)

Net income, pro forma	$90,823	$66,543	$46,444	$33,357

Net income per common share:

Basic — as reported	$0.54	$0.40	$0.27	$0.20

Basic — pro forma	$0.50	$0.37	$0.26	$0.19

Diluted — as reported	$0.53	$0.40	$0.27	$0.20

Diluted — pro forma	$0.50	$0.37	$0.26	$0.19
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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Weighted average common shares outstanding- basic	180,007,479	177,755,948	180,409,517	178,572,406
Dilutive effect of stock options and unvested restricted stock outstanding	1,859,296	2,210,618	1,882,049	1,806,494

Weighted average common and common equivalent shares outstanding — diluted	181,866,775	179,966,566	182,291,566	180,378,900

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 30, 2005
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Net Income Per Share (continued)
     For each of the three and six month periods ended July 30, 2005, of the options then outstanding, options to purchase 111,000 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive. For each of the three and six month periods ended July 31, 2004, of the options then outstanding, options to purchase 175,800 shares of common stock, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.
     During the three months ended July 30, 2005, options to purchase 145,000 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 292,792 were exercised and options to purchase 8,801 shares of common stock were canceled. During the three months ended July 31, 2004, options to purchase 182,000 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 526,560 were exercised and options to purchase 166,406 shares of common stock were canceled.
     During the six months ended July 30, 2005, options to purchase 1,420,000 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 1,517,658 were exercised and options to purchase 75,638 shares of common stock were canceled. During the six months ended July 31, 2004, options to purchase 1,295,800 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 3,643,550 were exercised and options to purchase 193,208 shares of common stock were canceled.
     Beginning in the first quarter of fiscal 2005, certain of the Company’s officers, its two non-officer inside directors, and several of its independent directors were awarded restricted stock, pursuant to restricted stock agreements. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. The Company holds the shares during the vesting period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, entitled to vote the common shares and to receive dividends and other distributions thereon. Unearned compensation related to the restricted stock awards is recorded as a component of stockholders’ equity and is amortized ratably over the vesting period of the award.
     As of July 30, 2005, there were 182,278 shares of restricted stock outstanding. The restricted stock awarded to officers vests entirely on the third anniversary of the date of grant. The restricted stock awarded to non-officer inside directors and independent directors vests pro-rata over a three-year period. Total compensation expense related to these restricted stock grants of $4.8 million is being amortized over the vesting period, and amortization expense for the twenty-six weeks ended July 30, 2005 was $0.8 million.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 30, 2005
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Equity Investments
     During the second quarter of fiscal 2005, the Company made an equity investment in a privately held company for business and strategic purposes. This investment is included in other assets on the July 30, 2005 consolidated balance sheet and is accounted for under the cost method, as the Company does not have significant influence over the investee. Under the cost method, the investment is recorded at its initial cost and is periodically reviewed for impairment. During a review for impairment, the Company will examine the investee’s actual and forecasted operating results, financial position, and liquidity, as well as business and industry factors in assessing whether a decline in value of an equity investment has occurred that is other than temporary. Each quarter the Company assesses its compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51” (FIN 46R) and any impairment issues. Under FIN 46R, the Company must consolidate a variable interest entity if the Company has a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, the Company’s equity investment is not subject to consolidation under FIN 46R as the Company does not have significant influence over the investee and the Company does not absorb a majority of the entity’s losses, nor does it receive a majority of the returns.

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
Overview
     The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores, its growth in comparable store sales, and its increased operating margin arising out of improved gross margin and leverage of operating costs. In the last five years the Company has grown from 200 stores as of January 29, 2000 to 708 stores as of July 30, 2005, which includes the significant store growth resulting from the acquisition of WH|BM in fiscal 2003. The Company continues to expand its presence through the opening of new stores, the development of new opportunities such as Soma by Chico’s and through the extension of its merchandise line. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease from the generally 40% rate of overall sales growth experienced in recent years, largely reflecting the Company’s significantly increased size, its 20% net square footage growth goal and the expectation that its same store sales increases will moderate. Nevertheless, even at a reduced growth rate, the Company expects to continue its ability to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.
     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining the newness, fit and comfort in its merchandise offerings, customer acceptance of new store concepts, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth — For the thirteen-week and twenty-six week periods ended July 30, 2005, the Company’s comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) was 15.7% and 13.2%, respectively. The thirteen-week increase of 15.7% follows a similar comparable store sales growth of 14.1% in the second quarter last year, with 30 out of the Company’s last 33 quarterly periods achieving at least double digit increases in comparable store sales. The Company believes that comparable store sales growth is a critical success factor and a positive indication of the Company’s ability to manage its expansion and its ability to open and operate stores effectively.

•	Gross profit — For the thirteen-week and twenty-six week periods ended July 30, 2005, gross profit percentage was 60.2% and 61.0%, respectively, down from 61.5% and 61.9%, respectively, in the corresponding periods in the prior year. The Company experienced one of its highest gross margins in all four quarters of the prior year primarily due to a change in its markdown policies and strong sell throughs of its new merchandise. The gross margins experienced in the first two quarters of fiscal 2005 are more in-line with gross margins experienced in years prior to fiscal 2004. The Company expects a decrease in its fiscal 2005 3rd quarter merchandise margins in line with the second quarter primarily due to an expected substantial decrease in outlet margins compared to last year’s 3rd quarter’s unusually high outlet margins. Assuming that customer reaction to the Company’s fall and holiday merchandise offerings continues to follow the positive reactions experienced thus far with respect to the Company’s fall offerings, Chico’s front-line gross margins for the next two quarters are expected to be relatively flat year-over-year, while WH|BM gross margins are expected to be higher than last year.

•	Positive operating cash flow — For the twenty-six week period ended July 30, 2005 (the “current period”), cash flow from operations totaled $128 million compared with $111 million for the prior year’s twenty-six week period ended July 31, 2004 (the “prior period”), representing an increase in cash flow growth of 16.0%. The Company believes that a key strength of its business is the ability to consistently generate cash. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, additional infrastructure costs associated with the distribution center, costs associated with the Company’s proposed new corporate headquarters campus project, to continue funding implementation of state of the art information systems and to fund strategic acquisitions. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section.

•	Loyalty Clubs — Management believes that a significant indicator of the Company’s success is the growth of the Chico’s loyalty program, the “Passport Club” and support for such loyalty program from its personalized customer service training programs and its marketing initiatives. For the thirteen-week and twenty-six week periods ended July 30, 2005, the Company added approximately 96,000 and 196,000, new permanent Passport Club members, respectively, and approximately 221,000 and 608,000, new preliminary Passport Club members, respectively. The Company believes that the continued growth of its Passport Club indicates that the Company is still generating strong interest from new customers, many of whom tend to become long-term loyal customers, due in large part to the Company’s commitment to personalized customer service and constant newness of product.

The Company introduced a new frequent shopper program at its WH|BM stores during October 2004 called “The Black Book”. The Black Book loyalty program is similar to the Passport Club in all key respects except that members become permanent upon spending $300, compared to $500 for the Passport Club. For the thirteen-week and twenty-six week periods ended July 30, 2005, the Company added approximately 54,000 and 130,000, net permanent Black Book members, respectively and approximately 211,000 and 484,000, net preliminary Black Book members, respectively.

•	Quality of merchandise offerings — To monitor and maintain the acceptance of its merchandise offerings, the Company monitors sell-through levels, inventory turns, gross margins and markdown rates on a classification and style level. Although the Company does not disclose these statistics for competitive reasons, this analysis helps identify comfort, fit and newness issues at an early date and helps the Company plan future product development and buying.

The Company continues to evaluate and monitor the progress of its Soma by Chico’s stores, its intimate apparel initiative. Although the Soma by Chico’s stores are still in the later stages of testing, the Company expects to open 20 additional Soma by Chico’s stores in fiscal 2006. The Company recognizes that the Soma by Chico’s business can be seen as complementary to its basic apparel business, but it also understands that many aspects of this business require unique attention. The Company monitors Soma by Chico’s merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases. The Company anticipates that additional investment will be required to establish the Soma by Chico’s brand as an acceptable business meeting the profitability goals of the Company over the longer term. The Company believes the Soma by Chico’s brand reduced the Company’s operating margin by approximately 60 to 70 basis points for the second quarter of fiscal 2005 and the Company anticipates this will not change significantly in fiscal 2006 even considering the additional new stores planned. The Company further believes that an impact on margin of this order is acceptable when balanced against the possibility of its longer term growth potential.
     For the thirteen weeks ended July 30, 2005, the Company reported net sales, operating income and net income of $343 million, $76 million and $49 million, respectively, up 34.6%, 33.8% and 38.4%, from the comparable period in the prior fiscal year. The Company’s gross margin decreased to 60.2% for the current period from 61.5% in the prior comparable period mostly as a result of increased markdowns at its Chico’s front-line stores and reduced margins in its outlet division and, to a lesser extent, by certain other factors, offset, in part, by improved margins at its WH|BM front-line stores all as more fully described below.
     For the twenty-six weeks ended July 30, 2005, the Company reported net sales, operating income and net income of $670 million, $149 million and $96 million, respectively, up 31.0%, 31.0% and 35.3%, from the comparable period in the prior fiscal year. The Company’s gross margin decreased to 61.0% for the current period from 61.9% in the prior comparable period mostly as a result of increased markdowns at its Chico’s front-line stores and reduced margins in its outlet division and, to a lesser extent, by certain other factors, offset, in part, by improved margins at its WH|BM front-line stores, as more fully described below.

Results of Operations — Thirteen Weeks Ended July 30, 2005 Compared to the Thirteen Weeks Ended July 31, 2004.
     Net Sales
     The following table shows net sales by Company-owned Chico’s/Soma stores, net sales by Company-owned WH|BM stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2005 (the “current period”) and July 31, 2004 (the “prior period”) (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 30, 2005		July 31, 2004
Net sales by Chico’s/Soma stores	$271,466	79.2%	$213,852	83.9%
Net sales by WH|BM stores	61,932	18.1	32,827	12.9
Net sales by catalog and Internet	7,035	2.0	6,330	2.5
Net sales to franchisees	2,492	0.7	1,758	0.7

Net sales	$342,925	100.0	$254,767	100.0

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

	Thirteen Weeks Ended
	July 30, 2005	July 31, 2004
Comparable store sales increases	$38,153	$23,256
Comparable same store sales %	15.7%	14.1%
New store sales increase, net	$48,566	$56,554
     The comparable store sales increase of 15.7% was driven primarily by an increase in the number of transactions in the current period compared to the prior period. This transaction volume increase was offset, in part, by a decrease of 3.0% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes), attributable primarily to an increased markdown rate in all brands and divisions and, to a lesser extent, from changes in product mix. In the current period, WH|BM same store sales represented approximately 15% of the total same store sales base while in the prior comparable period, WH|BM was not in the same store sales calculations. The WH|BM same store sales increase for the current period was in the mid 30 percent range while the Chico’s same store sales increase for the current period was in the low double digit range. Because the Soma by Chico’s stores were first opened less than 12 months ago, all of the net sales from Soma by Chico’s stores are included in new store sales for the current period; no such sales are included in comparable store sales.
     Net sales by catalog and Internet for the current period (which included mostly Chico’s merchandise and a small offering of Soma by Chico’s merchandise) increased by $0.7 million, or 11.1%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the increased circulation of catalog mailings and additional television spots in the current period versus the prior period.

     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 30, 2005	July 31, 2004
Cost of goods sold	$136,429	$98,082
Gross profit	206,496	156,685
Gross profit percentage	60.2%	61.5%
     The decrease in the gross profit percentage during the current period resulted primarily from a decrease in the merchandise margins of approximately 80 basis points at the Chico’s front-line stores and to a lesser extent, from a decrease in the merchandise margins at the Company’s outlet stores (which the Company believes unfavorably impacted the overall gross margin by approximately 40 basis points), from the Company's continued investment in its Soma by Chico's brand (which the Company believes unfavorably impacted the overall gross margin by approximately 20 basis points), and to a much lesser extent, from the Company's continued investment in the product development and merchandising functions for all of its brands as well as from increased inventory clearance costs. The decrease this year in the Chico’s front-line merchandise margins from last year’s unusually high merchandise margins was attributable to a higher markdown rate this year, moderated in part by improved initial merchandise markups. The prior year’s second quarter merchandise margins at the Chico’s brand represented one of the highest second quarter gross margins in the Company’s history. The current year’s overall merchandise margin is more in line with the Company’s overall merchandise margin in previous years. These decreases in gross profit percentage were partially offset by an improvement of approximately 270 basis points in the merchandise margins at WH|BM front-line stores (which the Company believes favorably impacted the overall gross margin by approximately 50 basis points), as the strong gross margin gains more than offset the mix effect of WH|BM representing a larger percentage of total sales than in the prior year's second quarter. The improvement of the merchandise margins at the WH|BM front-line stores resulted primarily from improved initial markups on new products moderated in part by a slightly higher markdown rate compared to the prior period.
     General, Administrative and Store Operating Expenses
     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 30, 2005	July 31, 2004
General, administrative and store operating expenses	$120,056	$92,994
Percentage of total net sales	35.0%	36.5%
     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales decreased 150 basis points over the prior period primarily due to leverage improvements in Chico’s and WH|BM frontline stores (primarily personnel and occupancy

costs) associated with the Company’s current period comparable store sales increase of 15.7% and to a lesser extent, from a planned decrease in marketing costs as a percentage of total net sales. The Company is currently planning an increase in marketing costs as a percentage of sales in the second six months approximately equal to the decrease in marketing costs experienced in the first six months. General, administrative and store operating expenses as a percentage of net sales was also positively impacted due to the revision in the manner in which the Company accounts for construction allowances as described under “Depreciation and Amortization.”
     Depreciation and Amortization
     The following table shows depreciation and amortization in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 30, 2005	July 31, 2004
Depreciation and amortization	$10,482	$6,924
Percentage of total net sales	3.0%	2.7%
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
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 30, 2005	July 31, 2004
Interest income, net	$1,994	$484
Percentage of total net sales	0.6%	0.2%
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

     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 30, 2005	July 31, 2004
Net income	$49,111	$35,496
Percentage of total net sales	14.3%	13.9%
Results of Operations — Twenty-Six Weeks Ended July 30, 2005 Compared to the Twenty-Six Weeks Ended July 31, 2004.
     Net Sales
     The following table shows net sales by Company-owned Chico’s/Soma stores, net sales by Company-owned WH|BM stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the twenty-six weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 30, 2005		July 31, 2004
Net sales by Chico’s/Soma stores	$539,071	80.4%	$432,341	84.5%
Net sales by WH|BM stores	111,095	16.6	62,825	12.3
Net sales by catalog and Internet	14,992	2.2	12,412	2.4
Net sales to franchisees	5,022	0.8	3,980	0.8

Net sales	$670,180	100.0	$511,558	100.0

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

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
Comparable store sales increases	$64,551	$55,168
Comparable same store sales %	13.2%	17.0%
New store sales increase, net	$90,449	$111,688
     The comparable store sales increase of 13.2% was driven primarily by an increase in the number of transactions in the current period compared to the prior period. This transaction volume increase was offset, in part, by a decrease of 3.3% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes), attributable primarily to an increased markdown rate in all brands and divisions and, to a lesser extent, from changes in product mix. In the current period, WH|BM same store sales represented approximately 14% of the total same store sales base while in the prior comparable period, WH|BM was

not in the same store sales calculations. The WH|BM same store sales increase for the current period was in the mid 20 percent range while the Chico’s same store sales increase for the current period was in the low double digit range. Because the Soma by Chico’s stores were first opened less than 12 months ago, all of the net sales from Soma by Chico’s stores are included in new store sales for the current period; no such sales are included in comparable store sales.
     Net sales by catalog and Internet for the current period (which included mostly Chico’s merchandise and a small offering of Soma by Chico’s merchandise) increased by $2.6 million, or 20.8%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the increased circulation of catalog mailings and additional television spots in the current period versus the prior period.
     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the twenty-six weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
Cost of goods sold	$261,627	$195,037
Gross profit	408,553	316,521
Gross profit percentage	61.0%	61.9%
     The decrease in the gross profit percentage during the current period resulted primarily from a decrease in the merchandise margins of approximately 80 basis points at the Chico’s front-line stores and to a lesser extent, from a decrease in the merchandise margins at the Company’s outlet stores, from the Company's continued investment in its Soma by Chico's brand, and to a much lesser extent, from the Company's continued investment in the product development and merchandising functions for all of its brands as well as from increased inventory clearance costs. The decrease this year in the Chico’s front-line merchandise margins from last year’s unusually high merchandise margins, was attributable to a higher markdown rate this year, moderated in part by improved initial merchandise markups. These decreases in gross profit percentage were partially offset by an improvement of approximately 200 basis points in the merchandise margins at WH|BM front-line stores. The improvement of merchandise margins at the WH|BM front-line stores resulted primarily from improved initial markups on new products, moderated in part by a slightly higher markdown rate compared to the prior period.
     General, Administrative and Store Operating Expenses
     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the twenty-six weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
General, administrative and store operating expenses	$239,330	$188,799
Percentage of total net sales	35.7%	36.9%

     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales decreased 120 basis points over the prior period primarily due to decreases in Chico’s and WH|BM store operating expenses (primarily in personnel and occupancy costs) as a percentage of total net sales over the prior period which in turn resulted primarily from leverage associated with the Company’s current period comparable store sales increase of 13.2% and, to a lesser degree, from planned decreased marketing costs as a percentage of total net sales and to the revision in the manner in which the Company accounts for construction allowances as described under “Depreciation and Amortization.” The Company is currently planning an increase in marketing costs as a percentage of sales in the second six months approximately equal to the decrease in marketing costs experienced in the first six months.
     Depreciation and Amortization
     The following table shows depreciation and amortization in dollars and as a percentage of total net sales for the twenty-six weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
Depreciation and amortization	$19,853	$13,701
Percentage of total net sales	3.0%	2.7%
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
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the twenty-six weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
Interest income, net	$3,504	$753
Percentage of total net sales	0.5%	0.1%
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
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the twenty-six weeks ended July 30, 2005 and July 31, 2004 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 30, 2005	July 31, 2004
Net income	$96,311	$71,161
Percentage of total net sales	14.4%	13.9%
Comparable Company Store Net Sales
     Comparable Company store net sales increased by 15.7% in the current quarter and 13.2% in the first six months of this fiscal year, when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
     The comparable store percentages reported above include 34 and 42 stores, respectively, that were expanded or relocated within the last twelve months from the beginning of the prior period by an average of 914 and 870 net selling square feet, respectively. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 14.9% for the current quarter and 12.2% for the first six months (versus 15.7% and 13.2% as reported, respectively). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. WH|BM stores acquired in The White House, Inc. acquisition were included in the comparable store sales calculation for the first time beginning in October 2004 and WH|BM stores opened since the acquisition are treated the same as all other Company-owned stores.
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
     The following table shows the Company’s capital resources as of July 30, 2005 and July 31, 2004 (amounts in thousands):

	July 30, 2005	July 31, 2004
Cash and cash equivalents	$15,741	$13,252
Marketable securities	334,815	201,907
Working capital	356,697	223,620
     Working capital increased from July 31, 2004 to July 30, 2005 primarily due to the Company’s ability to generate significant cash from operating activities (in large part due to the Company’s strong comparable store sales), which cash was substantially more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.
     Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will satisfy the Company’s working capital needs, capital expenditure needs (see “New Store Openings and Planned Headquarters Expansion” discussed below), commitments and other liquidity requirements associated with the Company’s operations through at least the next 12-24 months.
     Operating Activities
     Net cash provided by operating activities was $128.2 million and $110.5 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. The cash provided by operating activities for both periods was due to the Company’s net income adjusted for non-cash charges, tax benefits from non-cash tax deductions, and changes in working capital such as:
•	Depreciation and amortization expense;

•	Tax benefits from stock option exercises;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.
     Investing Activities
     Net cash used in investing activities was $139.6 million and $131.5 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively.
     The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s and WH|BM stores ($30.7 million), costs associated with system upgrades and new software implementations ($4.9 million), distribution center infrastructure costs ($2.8 million) and other miscellaneous capital expenditures ($7.0 million).
     The Company invested $83.7 million, net in marketable securities during the current period. In the prior period, the Company invested $97.6 million, net in marketable securities.
     In addition, the Company purchased an equity investment in a privately held company for business and strategic purposes totaling $10.4 million.
     Financing Activities
     Net cash provided by financing activities was $12.7 million and $18.6 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, respectively. The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. During the prior period, the Company satisfied the remaining balances due on capital leases assumed as a result of The White House, Inc. acquisition totaling $1.3 million.
     During the first six months of the current fiscal year, eighteen of the Company’s thirty-three current and former officers, its two non-officer inside directors, and three of its six independent directors exercised an aggregate of 1,405,005 stock options at prices ranging from $1.5834 to $19.25 and several employees and former employees exercised an aggregate of 112,653 options at prices ranging from $0.1805 to $22.10. Also, during this period, the Company sold 45,376 shares of common stock during the March offering period under its employee stock purchase plan at a price of $25.04. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $12.7 million.
New Store Openings and Planned Headquarters Expansion
     The Company plans to open approximately 20% net new square footage in fiscal 2005, which should represent between 105 and 110 net new Company-owned stores. Fifty-five were open as of August 22, 2005. The Company believes that the liquidity needed for its planned new store growth (including continued investments associated with the recent launch of its new concept, Soma by Chico’s), continuing remodel/expansion program, continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing strong cash and marketable securities balances.
     The Company also announced that it is planning to open approximately 20% net new square footage for the combined Chico’s and WH|BM brands in fiscal 2006, taking into account approximately 105 to 120 net new Company-owned stores and increased square footage from 30-40 relocations and/or expansions. It is currently anticipated that new Chico’s and WH|BM stores in 2006, for the most part, will be somewhat larger than the average existing store size for the respective brand. Currently, the Company plans that approximately 60% of these new stores will be Chico’s stores, with the balance being WH|BM stores. In addition, the Company also plans to open 20 new Soma by Chico’s stores during fiscal 2006 over and above the combined 20% net square footage growth rate outlined above for the Chico’s and WH|BM brands.
     The Company has entered into a contract to purchase 105 acres in south Fort Myers, Florida. Closing of this contract is contingent upon a number of factors. The site is currently being evaluated for the location of a new corporate headquarters campus. The Company is targeting commencement of construction of a new corporate headquarters in 2006 or 2007 with the first phase targeted for completion in late 2007 through early 2009. Additionally, the Company has contracted to purchase a facility adjacent to its Winder campus distribution center to be used for direct to consumer fulfillment as the Company expands the number of items available for the WH|BM and Soma by Chico's brands.
     The Company further believes that its liquidity will be sufficient based on the above to fund anticipated capital needs over the near-term. Given the Company's existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company-owned stores planned to be opened in future periods.
Seasonality and Inflation
     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.
     The Company reports its sales on a monthly basis in line with other public companies in the women’s apparel industry. Although the Company believes this regular reporting of interim sales may provide for greater transparency to investors, the Company is concerned that these interim results tend to be relied upon too heavily as a trend. For example, such factors as the weather (numerous hurricanes in fiscal 2004), national events (elections), international events (9/11 and developments in Iraq), increased oil and other energy costs, interest rates, increased oil and other energy costs, and similar factors can significantly affect the Company for a particular period. In addition, the Company’s periodic results can be directly and significantly impacted by the extent to which the Company’s new merchandise offerings are accepted by its customers.
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in the critical accounting policies during the twenty-six weeks ended July 30, 2005.

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
     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters and support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the WH|BM and Soma by Chico’s divisions, risks associated with terrorist activities and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, transportation costs, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at July 30, 2005, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of July 30, 2005 has not significantly changed since January 29, 2005. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of July 30, 2005, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was named as defendant in a putative class action suit filed in May 2003 in the Superior Court for the State of California, County of San Francisco, Charissa Villanueva v. Chico’s FAS, Inc. The Company filed an answer denying the material allegations of the Complaint. The Complaint alleges that the Company, in violation of California law, has in place a mandatory uniform policy that requires its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. It is the Company’s position that no such mandatory uniform policy exists. Although the Company believed it had strong defenses to the allegations in this case, the Company agreed to participate in a voluntary private mediation on November 10, 2004. A settlement was reached at the mediation, and the parties are in the process of preparing and finalizing the settlement documents. On July 27, 2005, the Court gave its preliminary approval to the settlement and, as a result, the class members will be notified of the settlement and given the opportunity to partake in or opt out of the settlement. The settlement is still subject to the Court’s final approval. The Company does not believe the total settlement costs will have a material impact on the Company’s results of operations or financial condition.
     The Company was named as the defendant in a suit filed in July 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President – Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. The Company has filed an answer denying the material allegations of the Complaint and the parties are now engaged in the discovery process. Based on testimony and information that has been obtained in the discovery process, the Company is asserting certain counterclaims against the plaintiff. No trial date has been set. The Company believes the plaintiff’s case is without merit and will continue to vigorously defend the litigation and prosecute its counterclaims.
     The Company was named as defendant in a putative class action suit filed in May 2005 in the Superior Court for the State of California, County of Los Angeles, Marie Nguyen v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, requested or required its customers, in connection with the sign-up process for its Passport Club and as such, as part of a credit card transaction, to provide certain personal identifying information. The Company filed an answer denying the material allegations of the Complaint. The Company does not believe that the case has merit and, thus, does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations.
     The Company was recently named as defendant in a putative class action suit filed in July 2005 in the Superior Court for the State of California, County of San Bernardino, Carol Schaffer v. Chico’s FAS, Inc. et al. The Complaint alleges that the Company, in violation of California law, failed to: (1) pay overtime wages, (2) permit rest periods, and (3) timely pay separation wages, among other claims. The Company believes that the case is without merit, in large part because the claims are barred, in whole or in part, by the settlement reached in the Carmen Davis v. Chico’s FAS, Inc. class action. Thus, the Company does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations. The Company timely filed its Answer to the Complaint.
     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders of the Company was held June 21, 2005. There were 180,384,222 shares of common stock entitled to vote at the meeting. The following matters were voted upon:
a)	Election of Directors:

	Votes For	Votes Withheld
Class III-Term Expiring in 2008
Marvin J. Gralnick	127,056,813	35,713,465
John W. Burden, III	116,626,344	46,143,934
Stewart P. Mitchell	159,951,222	2,819,056
David F. Walker*	159,137,180	3,633,098
The terms of offices of Charles J. Kleman, Ross E. Roeder, Scott A. Edmonds, Helene B. Gralnick, Verna K. Gibson and Betsy S. Atkins continued after the annual meeting.

b)	Proposal to ratify the appointment of Ernst & Young LLP as Independent Certified Public Accountants:

Voting Results:	For the Proposal	161,799,990
	Against the Proposal	879,235
	Abstentions	91,053

*	Mr. Walker’s term began on July 3, 2005.
In addition, on August 5, 2005, the Company announced that it had appointed Michael A. Weiss to its Board of Directors, increasing the total number of Board seats to eleven.

ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the commission as indicated and are incorporated herein by this reference):

Exhibit 3.1*	Articles of Restatement of Articles of Incorporation (Filed as Exhibit 3.1 to the Company's Form 8-K, as filed with the Commission on June 24, 2005)

Exhibit 3.2*	Amended and Restated By-laws (Filed as Exhibit 3.2 to the Company's Form 8-K, as filed with the Commission on June 24, 2005)

Exhibit 4.1*	Articles of Restatement of Articles of Incorporation (Filed as Exhibit 3.1 to the Company's Form 8-K, as filed with the Commission on June 24, 2005)

Exhibit 4.2*	Amended and Restated By-laws (Filed as Exhibit 3.2 to the Company's Form 8-K, as filed with the Commission on June 24, 2005)

Exhibit 10.1*	Second Restated Revolving Credit Loan Agreement, dated as of June 23, 2005 (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on July 5, 2005)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date: August 25, 2005	By:	/s/ Scott A. Edmonds
Scott A. Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 25, 2005	By:	/s/ Charles J. Kleman
Charles J. Kleman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 25, 2005	By:	/s/ Michael J. Kincaid
Michael J. Kincaid
Senior Vice President – Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)