Form 10-Q
period 2005-10-29
CHICOS FAS INC
filed 2005-11-29
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
October 29, 2005	0-21258
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At November 22, 2005, there were 180,975,535 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	October 29,	January 29,
	2005	2005
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,121	$14,426
Marketable securities, at market	382,160	251,199
Receivables	9,634	5,106
Inventories	101,531	73,223
Prepaid expenses	12,935	9,429
Deferred taxes	16,149	11,184

Total Current Assets	540,530	364,567

Property and Equipment:
Land and land improvements	7,078	6,055
Building and building improvements	33,087	29,286
Equipment, furniture and fixtures	178,210	140,360
Leasehold improvements	201,141	166,096

Total Property and Equipment	419,516	341,797
Less accumulated depreciation and amortization	(119,577)	(93,834)

Property and Equipment, Net	299,939	247,963

Other Assets:
Goodwill	61,796	61,796
Other intangible assets	34,064	34,042
Other assets, net	19,383	7,361

Total Other Assets	115,243	103,199

	$955,712	$715,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,519	$36,725
Accrued liabilities	83,000	58,258
Current portion of deferred liabilities	524	332

Total Current Liabilities	151,043	95,315

Noncurrent Liabilities:
Deferred liabilities	60,878	47,149
Deferred taxes	2,010	12,397

Total Noncurrent Liabilities	62,888	59,546

Stockholders’ Equity:
Common stock	1,810	1,790
Additional paid-in capital	183,152	147,652
Unearned compensation	(4,143)	—
Retained earnings	561,077	411,556
Accumulated other comprehensive loss	(115)	(130)

Total Stockholders’ Equity	741,781	560,868

	$955,712	$715,729

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended
	October 29, 2005		October 30, 2004		October 29, 2005		October 30, 2004
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales by Chico’s/Soma stores	$816,672	79.4	$658,472	84.3	$277,601	77.4	$226,129	83.8
Net sales by White House | Black Market stores	179,545	17.4	97,117	12.4	68,450	19.1	34,292	12.7
Net sales by catalog & Internet	24,526	2.4	19,402	2.5	9,534	2.6	6,991	2.6
Net sales to franchisees	8,102	0.8	6,340	0.8	3,080	0.9	2,361	0.9

Net sales	1,028,845	100.0	781,331	100.0	358,665	100.0	269,773	100.0

Cost of goods sold	394,935	38.4	296,605	38.0	133,308	37.2	101,568	37.7

Gross profit	633,910	61.6	484,726	62.0	225,357	62.8	168,205	62.3

General, administrative and store operating expenses	371,041	36.1	290,775	37.2	131,711	36.7	101,976	37.8
Depreciation and amortization	31,192	3.0	20,748	2.6	11,339	3.2	7,047	2.6

Income from operations	231,677	22.5	173,203	22.2	82,307	22.9	59,182	21.9

Interest income, net	5,658	0.5	1,373	0.2	2,154	0.6	620	0.2

Income before taxes	237,335	23.0	174,576	22.4	84,461	23.5	59,802	22.1

Income tax provision	87,814	8.5	66,338	8.5	31,251	8.7	22,725	8.4

Net income	$149,521	14.5	$108,238	13.9	$53,210	14.8	$37,077	13.7

Per share data:
Net income per common share–basic	$0.83		$0.61		$0.29		$0.21

Net income per common and common equivalent share–diluted	$0.82		$0.60		$0.29		$0.21

Weighted average common shares outstanding–basic	180,218		178,079		180,639		178,722

Weighted average common and common equivalent shares outstanding–diluted	182,115		180,044		182,556		180,238

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,521	$108,238

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	3,437	2,559
Depreciation and amortization, other	31,192	20,748
Deferred tax benefit	(15,352)	(2,252)
Stock-based compensation expense	1,171	—
Tax benefit of stock options exercised	13,301	25,095
Deferred rent expense, net	2,635	1,717
Loss from disposal of property and equipment	437	319
Net change in:
Receivables	(4,528)	(1,255)
Inventories	(28,308)	(24,536)
Prepaid expenses and other, net	(5,135)	(522)
Accounts payable	30,794	18,182
Accrued and other deferred liabilities	36,089	8,515

Total adjustments	65,733	48,570

Net cash provided by operating activities	215,254	156,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net	(130,946)	(107,305)
Purchase of equity investment	(10,418)	—
Acquisition of franchise store	—	(1,257)
Purchases of property and equipment	(87,103)	(64,221)

Net cash used in investing activities	(228,467)	(172,783)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	16,908	20,255
Repurchase of common stock	—	(4,990)
Payments on capital leases	—	(1,278)

Net cash provided by financing activities	16,908	13,987

Net increase (decrease) in cash and cash equivalents	3,695	(1,988)

CASH AND CASH EQUIVALENTS — Beginning of period	14,426	15,676

CASH AND CASH EQUIVALENTS — End of period	$18,121	$13,688

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$67	$75
Cash paid for income taxes, net	$78,698	$36,121
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 29, 2005
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
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirty-nine weeks ended October 29, 2005 are not necessarily indicative of the results that may be expected for the entire year.
Note 2. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R (revised 2004), “Share-Based Payment”, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” The original effective date for adoption of SFAS No. 123R for the Company was July 31, 2005. However, in April, the SEC announced the adoption of a new rule that amends the effective dates for SFAS No. 123R. The SEC’s new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. Therefore, the Company plans to adopt SFAS No. 123R effective for its 2006 fiscal year commencing on January 29, 2006. The Company’s net income, in future years, will be reduced as a result of the recognition of the remaining amortization of the fair value of existing stock options (similar to what is disclosed as pro-forma expense in Note 4) as well as the recognition of the fair value of all newly issued stock options subsequent to the adoption of SFAS 123R, which is contingent upon the number of future options granted and other variables.
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
October 29, 2005
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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net income, as reported	$149,521	$108,238	$53,210	$37,077
Add: Stock-based compensation expense included in reported net income, net of taxes	738	—	244	—

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(9,104)	(7,463)	(3,122)	(2,845)

Net income, pro forma	$141,155	$100,775	$50,332	$34,232

Net income per common share:

Basic — as reported	$0.83	$0.61	$0.29	$0.21

Basic — pro forma	$0.78	$0.57	$0.28	$0.19

Diluted — as reported	$0.82	$0.60	$0.29	$0.21

Diluted — pro forma	$0.78	$0.56	$0.28	$0.19
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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Weighted average common shares outstanding — Basic	180,217,818	178,079,160	180,638,524	178,722,284
Dilutive effect of stock options and unvested restricted stock outstanding	1,897,354	1,964,944	1,917,280	1,515,348

Weighted average common and common equivalent shares outstanding — diluted	182,115,172	180,044,104	182,555,804	180,237,632

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 29, 2005
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Net Income Per Share (continued)
     For the three and nine month periods ended October 29, 2005, of the options then outstanding, options to purchase 51,000 and 303,070 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive. For the three and nine month periods ended October 30, 2004, of the options then outstanding, options to purchase 445,800 and 237,800 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.
     During the three months ended October 29, 2005, options to purchase 196,070 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 198,330 were exercised and options to purchase 97,136 shares of common stock were canceled. During the three months ended October 30, 2004, options to purchase 868,000 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 38,630 were exercised and no options to purchase shares of common stock were canceled.
     During the nine months ended October 29, 2005, options to purchase 1,616,070 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 1,715,988 were exercised and options to purchase 172,774 shares of common stock were canceled. During the nine months ended October 30, 2004, options to purchase 2,163,800 shares of the Company’s common stock were granted pursuant to the Company’s stock option plans, options to purchase 3,682,180 were exercised and options to purchase 193,208 shares of common stock were canceled.
     Beginning in the first quarter of fiscal 2005, certain of the Company’s officers and non-officers, its two non-officer inside directors, and several of its independent directors were awarded restricted stock, pursuant to restricted stock agreements. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. The Company holds the shares during the vesting period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, entitled to vote the common shares and to receive dividends and other distributions thereon. Unearned compensation related to the restricted stock awards is recorded as a component of stockholders’ equity and is amortized ratably over the vesting period of the award.
     As of October 29, 2005, there were 194,505 shares of restricted stock outstanding. The restricted stock awarded to officers and non-officers vests entirely on the third anniversary of the date of grant. The restricted stock awarded to non-officer inside directors and independent directors vests pro-rata over a three-year period. Total compensation expense related to these restricted stock grants of $5.3 million is being amortized over the vesting period, and amortization expense for the thirteen and thirty-nine weeks ended October 29, 2005 was $0.4 million and $1.2 million, respectively.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 29, 2005
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Subsequent Event
     Subsequent to the end of the current period, the Company completed the purchase of 105 acres in south Fort Myers, Florida for the location of a new corporate headquarters campus for a total acquisition cost of $37.8 million, which includes all transaction costs and $5.4 million of road impact fees. The Company is targeting commencement of construction of a new corporate headquarters in 2006 or 2007 with the first phase targeted for completion as early as late 2007, but more likely in 2008. Additionally, the Company completed the purchase of a facility adjacent to its Winder campus distribution center to be used for direct to consumer fulfillment as the Company expands the number of items available for the WH|BM and Soma by Chico’s brands. These property purchases were funded from the Company’s existing cash and marketable securities balances.

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
Overview
     The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores, its growth in comparable store sales, and its strong operating margin arising out of favorable gross margin and leverage of operating costs. In the last five years the Company has grown from 200 stores as of January 29, 2000 to 743 stores as of October 29, 2005, which includes the significant store growth resulting from the acquisition of WH|BM in fiscal 2003. The Company continues to expand its presence through the opening of new stores, the development of new opportunities such as Soma by Chico’s and through the extension of its merchandise line. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease (including a decrease from the rate of overall sales growth experienced in recent years which has been in the range of 40%), such anticipated decrease in rate of growth reflecting in large part the Company’s significantly increased size, its more manageable 25-30% net square footage growth goal for fiscal 2006 and 20% goal in fiscal 2007 and the expectation that its same store sales increases will moderate. Nevertheless, even at a reduced growth rate, the Company expects to continue its ability to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.
     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively in an increasingly competitive environment, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining the newness, fit and comfort in its merchandise offerings, customer acceptance of new store concepts, effectively implementing the process of senior management succession, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth — For the thirteen-week and thirty-nine week periods ended October 29, 2005, the Company’s comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) was 16.0% and 14.2%, respectively. The thirteen-week increase of 16.0% follows a comparable store sales growth of 6.1% in the third quarter last year, with 31 out of the Company’s last 34 quarterly periods achieving at least double digit increases in comparable store sales. The Company believes that comparable store sales growth is a critical success factor and a positive indication of the Company’s ability to manage its expansion and its ability to open and operate stores effectively.
•	Gross profit — For the thirteen-week and thirty-nine week periods ended October 29, 2005, gross profit percentage was 62.8% and 61.6%, respectively, compared to 62.3% and 62.0%, respectively, in the corresponding periods in the prior year. Gross profit percentage for the third quarter improved over the comparable period of the prior year and the first two quarters of fiscal 2005 primarily due to significantly improved initial merchandise markups at the Chico’s and WH|BM brands. On a year-to-date basis, gross profit percentage is down from the prior period primarily due to the anticipated decrease in the Company’s outlet gross margin, which gross margin is more in-line with the outlet gross margin experienced in years prior to fiscal 2004, and, to a lesser extent, from the Company’s continued investment in its Soma by Chico’s brand.

•	Positive operating cash flow — For the thirty-nine week period ended October 29, 2005 (the “current period”), cash flow from operations totaled $215 million compared with $157 million for the prior year’s thirty-nine week period ended October 30, 2004 (the “prior period”), representing an increase in cash flow growth of 37.3%. The Company believes that a key strength of its business is the ability to consistently generate cash. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, additional infrastructure costs associated with the distribution center, costs associated with the Company’s proposed new corporate headquarters campus project, to continue funding implementation of improved information technology tools and to fund strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section.

•	Loyalty Clubs — Management believes that a significant indicator of the Company’s success is the growth of the Chico’s loyalty program, the “Passport Club” and support for such loyalty program from its personalized customer service training programs and its marketing initiatives. For the thirteen-week and thirty-nine week periods ended October 29, 2005, the Company added approximately 97,000 and 293,000, net new permanent Passport Club members, respectively, and approximately 301,000 and 909,000, net new preliminary Passport Club members, respectively. The Company believes that the continued growth of its Passport Club indicates that the Company is still generating strong interest from new customers, many of whom tend to become long-term loyal customers, due in large part to the Company’s commitment to personalized customer service and constant newness of product.

The Company introduced a new frequent shopper program at its WH|BM stores during October 2004 called “The Black Book”. The Black Book loyalty program is similar to the Passport Club in all key respects except that members become permanent upon spending $300, compared to $500 for the Passport Club. For the thirteen-week and thirty-nine week periods ended October 29, 2005, the Company added approximately 63,000 and 193,000, net permanent Black Book members, respectively and approximately 188,000 and 672,000, net preliminary Black Book members, respectively.

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
The Company continues to evaluate and monitor the progress of its Soma by Chico’s stores, its intimate apparel initiative and it plans to open 20 additional Soma by Chico’s stores in fiscal 2006. The Company recognizes that the Soma by Chico’s business can be seen as complementary to its basic apparel business, but it also understands that many aspects of this business require unique attention. The Company monitors Soma by Chico’s merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases. The Company anticipates that additional investment will be required to establish the Soma by Chico’s brand as an acceptable business meeting the profitability goals of the Company over the longer term. The Company believes the Soma by Chico’s brand reduced the Company’s operating margin by approximately 60-70 basis points for the third quarter of fiscal 2005 and fiscal 2004, and the Company anticipates this could increase slightly in fiscal 2006 considering the additional new stores planned. The Company further believes that an impact on operating margin of this order is acceptable when balanced against the possibility of the brand’s perceived longer term growth potential.
     For the thirteen weeks ended October 29, 2005, the Company reported net sales, operating income and net income of $359 million, $82 million and $53 million, respectively, up 33.0%, 39.1% and 43.5%, from the comparable period in the prior fiscal year. The Company’s gross margin increased to 62.8% for the current period from 62.3% in the prior comparable period mostly as a result of improved initial markups on new merchandise at the Chico’s and WH|BM front-line stores offset, in part, by reduced margins in the Company’s outlet division from those experienced in the third quarter of fiscal 2004.
     For the thirty-nine weeks ended October 29, 2005, the Company reported net sales, operating income and net income of $1.0 billion, $232 million and $150 million, respectively, up 31.7%, 33.8% and 38.1%, from the comparable period in the prior fiscal year. The Company’s gross margin decreased to 61.6% for the current period from 62.0% in the prior comparable period mostly as a result of reduced margins in the Company’s outlet division, and the impact of the gross margins at the Soma by Chico’s brand stores (which at this stage of development of the brand have tended to be substantially lower than those associated with the Company’s other front line brands).
Results of Operations — Thirteen Weeks Ended October 29, 2005 Compared to the Thirteen Weeks Ended October 30, 2004.
     Net Sales
     The following table shows net sales by Company-owned Chico’s/Soma stores, net sales by Company-owned WH|BM stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2005 (the “current period”) and October 30, 2004 (the “prior period”) (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 29, 2005		October 30, 2004
Net sales by Chico’s/Soma stores	$277,601	77.4%	$226,129	83.8%
Net sales by WH|BM stores	68,450	19.1	34,292	12.7
Net sales by catalog and Internet	9,534	2.6	6,991	2.6
Net sales to franchisees	3,080	0.9	2,361	0.9

Net sales	$358,665	100.0%	$269,773	100.0%

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

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
Comparable store sales increases	$40,752	$11,792
Comparable same store sales %	16.0%	6.1%
New store sales increase, net	$44,878	$46,913
     The comparable store sales increase of 16.0% was driven primarily by an increase in the number of transactions in the current period compared to the prior period as well as an increase of 5.6% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix). In the current period, WH|BM same store sales represented approximately 17% of the total same store sales base compared to 11% in the prior comparable period. The WH|BM same store sales increase for the current period was in the low fifty percent range while the Chico’s same store sales increase for the current period was in the low double digit range. Soma by Chico’s stores began entering into the comparable store sales calculation in September 2005 and due to the small number of stores have not had a material impact on the comparable store sales calculation.
     Net sales by catalog and Internet for the current period (which included Chico’s and WH|BM merchandise as well as a small offering of Soma by Chico’s merchandise) increased by $2.5 million, or 36.4%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the launch of the WH|BM website in August 2005 providing WH|BM customers with the opportunity to purchase merchandise over the Internet and through its catalog and to a lesser degree, to increased sales of Chico’s/Soma merchandise due to increased catalog circulation.
     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
Cost of goods sold	$133,308	$101,568
Gross profit	225,357	168,205
Gross profit percentage	62.8%	62.3%
     The increase in the gross profit percentage during the current period resulted primarily from an increase in the merchandise margins of approximately 150 basis points at the Chico’s front-line stores and to a lesser extent, from an increase in the merchandise margins of approximately 220 basis points at the WH|BM front-line stores. These merchandise margin increases resulted primarily from significantly improved initial merchandise markups at Chico’s front-line stores, partially offset by increased markdown rates in the current period compared to the prior period and, to a lesser extent, by improved initial merchandise markups and decreased markdown rates at WH|BM front-line stores in the current period

compared to the prior period. The gross profit percentage improvement was offset, to a lesser extent, by an anticipated year over year decrease in the merchandise margins at the Company’s outlet stores (which the Company believes reduced the overall gross margin percentage on a quarter over quarter basis by approximately 30 basis points), and to a lesser extent, from increased inventory clearance costs.
     General, Administrative and Store Operating Expenses
     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
General, administrative and store operating expenses	$131,711	$101,976
Percentage of total net sales	36.7%	37.8%
     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales decreased 110 basis points over the prior period primarily due to significant leverage improvements at WH|BM front-line stores (primarily personnel and occupancy costs) associated with the WH|BM comparable store sales increase in the low fifty percent range, offset in part by, a slight deleveraging at Chico’s front-line stores, increased incentive compensation as a result of the Company’s strong financial performance and, to a lesser extent, by increased recruitment and relocation costs related to the Company’s continued expansion of its management team. General, administrative and store operating expenses as a percentage of net sales was also positively impacted due to the revision in the manner in which the Company accounts for construction allowances as described under “Depreciation and Amortization.”
     Depreciation and Amortization
     The following table shows depreciation and amortization in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
Depreciation and amortization	$11,339	$7,047
Percentage of total net sales	3.2%	2.6%
     The increase in depreciation and amortization expense was for the most part due to capital expenditures related to new, remodeled and expanded stores. Depreciation and amortization expense, in dollars and as a percentage of total net sales, was also impacted by the Company’s revision to the manner in which it accounts for construction allowances from landlords of properties leased by the Company for its stores, which revision was first implemented in the fourth quarter of fiscal 2004. Previously, these construction allowances were amortized as a reduction of depreciation expense, while the revision now has the amortization of these construction allowances reducing the Company’s rent expense (as previously described in “General, Administrative and Store Operating Expenses” under the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2004 Annual Report to Stockholders).
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
Interest income, net	$2,154	$620
Percentage of total net sales	0.6%	0.2%
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
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
Net income	$53,210	$37,077
Percentage of total net sales	14.8%	13.7%

Results of Operations — Thirty-Nine Weeks Ended October 29, 2005 Compared to the Thirty-Nine Weeks Ended October 30, 2004.
     Net Sales
     The following table shows net sales by Company-owned Chico’s/Soma stores, net sales by Company-owned WH|BM stores, net sales by catalog and Internet and net sales to franchisees in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2005		October 30, 2004
Net sales by Chico’s/Soma stores	$816,672	79.4%	$658,472	84.3%
Net sales by WH|BM stores	179,545	17.4	97,117	12.4
Net sales by catalog and Internet	24,526	2.4	19,402	2.5
Net sales to franchisees	8,102	0.8	6,340	0.8

Net sales	$1,028,845	100.0%	$781,331	100.0%

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

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
Comparable store sales increases	$105,303	$66,744
Comparable same store sales %	14.2%	13.0%
New store sales increase, net	$135,325	$158,819
     The comparable store sales increase of 14.2% was driven primarily by an increase in the number of transactions in the current period compared to the prior period. This transaction volume increase was offset, in part, by a decrease of 0.8% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes and mix). The WH|BM same store sales increase for the current period was in the mid thirty percent range while the Chico’s same store sales increase for the current period was in the low double digit range. Soma by Chico’s stores began entering the comparable store sales calculation in September 2005 and due to the small number of stores have not had a material impact on the comparable store sales calculation.
     Net sales by catalog and Internet for the current period (which included mostly Chico’s merchandise, some WH|BM merchandise and a small offering of Soma by Chico’s merchandise) increased by $5.1 million, or 26.4%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the increased circulation of catalog mailings and additional television spots in the current period versus the prior period and, to a lesser extent, the launch of the WH|BM website in August 2005 providing WH|BM customers with the opportunity to purchase merchandise over the Internet and through its catalog and to increased sales of Chico’s/Soma merchandise due to increased catalog circulation.

     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
Cost of goods sold	$394,935	$296,605
Gross profit	633,910	484,726
Gross profit percentage	61.6%	62.0%
     The decrease in the gross profit percentage during the current period resulted primarily from a decrease in the merchandise margins at the Company’s outlet stores, from the Company’s continued investment in its Soma by Chico’s brand, and to a lesser extent, from the Company’s continued investment in the product development and merchandising functions for all of its brands as well as from increased inventory clearance costs. These decreases in gross profit percentage were partially offset by an improvement of approximately 210 basis points in the merchandise margins at WH|BM front-line stores. The improvement of merchandise margins at the WH|BM front-line stores resulted primarily from improved initial markups on new products, moderated in part by a slightly higher markdown rate compared to the prior period. The gross profit percentage for Chico’s front-line stores was essentially flat for the current period compared to the prior period.
     General, Administrative and Store Operating Expenses
     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
General, administrative and store operating expenses	$371,041	$290,775
Percentage of total net sales	36.1%	37.2%
     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales decreased 110 basis points over the prior period primarily due to decreases in Chico’s and WH|BM store operating expenses (primarily in personnel and occupancy costs) as a percentage of total net sales over the prior period which in turn resulted primarily from leverage associated with the Company’s current period comparable store sales increase of 14.2% and, to a lesser degree, from planned decreased marketing costs as a percentage of total net sales and to the revision in the manner in which the Company accounts for construction allowances as described under “Depreciation and Amortization.” These decreases in general, administrative and store operating expenses as a percentage of total sales were partially offset by increased incentive compensation as a result of the Company’s strong financial performance and, to a lesser extent, by increased recruitment and relocation costs related to the Company’s continued expansion of its management team.

     Depreciation and Amortization
     The following table shows depreciation and amortization in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
Depreciation and amortization	$31,192	$20,748
Percentage of total net sales	3.0%	2.6%
     The increase in depreciation and amortization expense was for the most part due to capital expenditures related to new, remodeled and expanded stores. Depreciation and amortization expense, in dollars and as a percentage of total net sales, was also impacted by the Company’s revision to the manner in which it accounts for construction allowances from landlords of properties leased by the Company for its stores, which revision was first implemented in the fourth quarter of fiscal 2004. Previously, these construction allowances were amortized as a reduction of depreciation expense, while the revision now has the amortization of these construction allowances reducing the Company’s rent expense (as previously described in “General, Administrative and Store Operating Expenses” under the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2004 Annual Report to Stockholders).
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
Interest income, net	$5,658	$1,373
Percentage of total net sales	0.5%	0.2%
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
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2005	October 30, 2004
Net income	$149,521	$108,238
Percentage of total net sales	14.5%	13.9%

Comparable Company Store Net Sales
     Comparable Company store net sales increased by 16.0% in the current quarter and 14.2% in the first nine months of this fiscal year, when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
     The comparable store percentages reported above include 42 and 54 stores, respectively, that were expanded or relocated within the last twelve months from the beginning of the prior period by an average of 963 and 948 net selling square feet, respectively. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 15.2% for the current quarter and 13.2% for the first nine months (versus 16.0% and 14.2% as reported, respectively). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. WH|BM stores acquired in The White House, Inc. acquisition were included in the comparable store sales calculation for the first time beginning in October 2004 and WH|BM stores opened since the acquisition are treated the same as all other Company-owned stores. Soma by Chico’s stores began entering into the comparable store sales calculation in September 2005 and due to the small number of stores have not had a material impact on the comparable store sales calculation.
     The Company believes that the increase in comparable Company store net sales in the current period resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying and marketing departments on the Company’s target customers. The Company also believes that the look, fit and pricing policy of the Company’s product was in line with the needs of the Company’s target customers. In addition, the Company believes that the increase in comparable store sales was also fueled by a coordinated marketing plan, which includes national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper clubs. To a lesser degree, the Company believes the increase was due to continued store-level training efforts associated with ongoing training programs, the Company’s overall ability to maintain its high standards for customer service and assistance and to an increase in the average unit retails at both Chico’s and WH|BM stores.
Liquidity and Capital Resources
     The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned future expansion of its headquarters and other central support facilities and for continued improvement in information technology tools.
     The following table shows the Company’s capital resources as of October 29, 2005 and October 30, 2004 (amounts in thousands):

	October 29, 2005	October 30, 2004
Cash and cash equivalents	$18,121	$13,688
Marketable securities	382,160	211,623
Working capital	389,487	234,690

     Working capital increased from October 30, 2004 to October 29, 2005 primarily due to the Company’s ability to generate significant cash from operating activities (partially due to the Company’s strong comparable store sales), which cash was more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.
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
     Operating Activities
     Net cash provided by operating activities was $215.3 million and $156.8 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. The cash provided by operating activities for both periods was due to the Company’s net income adjusted for non-cash charges, tax benefits from non-cash tax deductions, and changes in working capital such as:
•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Tax benefits from stock option exercises;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.
     Investing Activities
     Net cash used in investing activities was $228.5 million and $172.8 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively.
     The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s and WH|BM stores ($62.5 million), costs associated with system upgrades and new software implementations ($8.4 million), distribution center infrastructure costs ($3.1 million) and other miscellaneous capital expenditures ($13.1 million).
     The Company invested $130.9 million, net in marketable securities during the current period. In the prior period, the Company invested $107.3 million, net in marketable securities.
     In addition, the Company purchased an equity investment in a privately held company for business and strategic purposes totaling $10.4 million.
     Financing Activities
     Net cash provided by financing activities was $16.9 million and $14.0 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively. The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises, director exercises and employee participation in its employee stock purchase plan. During the prior period, the Company satisfied the remaining balances due on capital leases assumed as a result of The White

House, Inc. acquisition totaling $1.3 million and repurchased 275,000 shares of its common stock at a total cost of approximately $5.0 million.
     During the first nine months of the current fiscal year, nineteen of the Company’s thirty-six current and former officers, its two non-officer inside directors, and three of its six independent directors exercised an aggregate of 1,532,340 stock options at prices ranging from $1.5834 to $22.15 and several employees and former employees exercised an aggregate of 183,648 options at prices ranging from $0.1805 to $22.10. Also, during this period, the Company sold 45,376 and 46,597 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $25.04 and $29.51, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $16.9 million.
New Store Openings and Planned Headquarters Expansion
     The Company plans to open approximately 20% net new store square footage in fiscal 2005, which should represent approximately 105 net new Company-owned stores (100 of which were open as of November 22, 2005). The Company believes that the liquidity needed for its planned new store growth (including continued investments associated with the decision to grow its new concept, Soma by Chico’s), continuing remodel/expansion program, continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded from cash flow from operations and its existing strong cash and marketable securities balances.
     The Company also announced that it is planning to open approximately 25-30% net new store square footage in fiscal 2006, taking into account approximately 150 net new Company-owned stores and increased square footage from 30-40 relocations and/or expansions. It is currently anticipated that new Chico’s and WH|BM stores in 2006, for the most part, will be somewhat larger than the average existing store size for the respective brand. Currently, the Company plans that approximately 60 of these new stores will be Chico’s stores, 20 as new Soma by Chico’s stores and 70 as WH|BM stores.
     Subsequent to the end of the current period, the Company completed the purchase of 105 acres in south Fort Myers, Florida for the location of a new corporate headquarters campus for a total acquisition cost of $37.8 million, which includes all transaction costs and $5.4 million of road impact fees. The Company is targeting commencement of construction of a new corporate headquarters in 2006 or 2007 with the first phase targeted for completion as early as late 2007, but more likely in 2008. Additionally, the Company completed the purchase of a facility adjacent to its Winder campus distribution center to be used for direct to consumer fulfillment as the Company expands the number of items available for the WH|BM and Soma by Chico’s brands. These property purchases were funded from the Company’s existing cash and marketable securities balances.
     The Company further believes that its liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company-owned stores planned to be opened in future periods.

Seasonality and Inflation
     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.
     The Company reports its sales on a monthly basis in line with other public companies in the women’s apparel industry. Although the Company believes this regular reporting of interim sales may provide for greater transparency to investors, the Company is concerned that these interim results tend to be relied upon too heavily as a trend. For example, such factors as the weather (numerous hurricanes in fiscal 2004 and 2005), national events (elections), international events (9/11 and developments in Iraq), interest rates, increased oil and other energy costs, and similar factors can significantly affect the Company’s results for a particular period. In addition, the Company’s periodic results can be directly and significantly impacted by the extent to which the Company’s new merchandise offerings are accepted by its customers.
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes in the critical accounting policies during the thirty-nine weeks ended October 29, 2005.
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
     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters and support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees and address management succession, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the WH|BM and Soma by Chico’s divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, transportation costs, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at October 29, 2005, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of October 29, 2005 has not significantly changed since January 29, 2005. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities. The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of October 29, 2005, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was named as defendant in a putative class action suit filed in May 2003 in the Superior Court for the State of California, County of San Francisco, Charissa Villanueva v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, has in place a mandatory uniform policy that requires its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. Although the Company believed it had strong defenses to the allegations in this case, the Company agreed to participate in a voluntary private mediation on November 10, 2004. A settlement was reached at the mediation and on July 27, 2005, the Court gave its preliminary approval to the settlement. The class members were notified of the settlement and given until October 24, 2005 to submit notice of their intention to partake in or opt out of the settlement. The settlement is still subject to the Court’s final approval. The Company does not believe the total settlement costs will have a material impact on the Company’s results of operations or financial condition.
     The Company was named as the defendant in a suit filed in July 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President — Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. The Company has filed an answer denying the material allegations of the Complaint and the parties are now engaged in the discovery process. Based on testimony and information that has been obtained in the discovery process, the Company is asserting certain counterclaims against the plaintiff. No trial date has been set. The Company believes the plaintiff’s case is without merit and will continue to vigorously defend the litigation and prosecute its counterclaims.

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
     The Company was named as defendant in a putative class action suit filed in July 2005 in the Superior Court for the State of California, County of San Bernardino, Carol Schaffer v. Chico’s FAS, Inc. et al. The Complaint alleges that the Company, in violation of California law, failed to: (1) pay overtime wages, (2) permit rest periods, and (3) timely pay separation wages, among other claims. The Company believes that the case is without merit, in large part because the claims are barred, in whole or in part, by the settlement reached in the Carmen Davis v. Chico’s FAS, Inc. class action. Thus, the Company does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations. The Company timely filed its Answer to the Complaint.
     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.
ITEM 6. EXHIBITS
     (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1	Indemnification Agreement with David F. Walker

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date: November 29, 2005	By:	/s/ Scott A. Edmonds

Scott A. Edmonds President and Chief Executive Officer (Principal Executive Officer)

Date: November 29, 2005	By:	/s/ Charles J. Kleman

Charles J. Kleman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 29, 2005	By:	/s/ Michael J. Kincaid

Michael J. Kincaid Senior Vice President — Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)