Form 10-K
period 2006-01-28
CHICOS FAS INC
filed 2006-04-07
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Approximately $7,167,700,000 as of July 30, 2005 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on August 1, 2005).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share — 182,009,239 shares as of March 17, 2006.
Documents incorporated by reference:

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 20, 2006.

CHICO’S FAS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED JANUARY 28, 2006

PART I

ITEM 1.	BUSINESS
General
      Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of private label, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items under the Chico’s, White House|Black Market (“WH|BM”), Soma by Chico’s (“Soma”) and Fitigues brand names.

Chico’s. The Chico’s brand, which began operations in 1983, sells exclusively designed, private label clothing focusing on fashion conscious women 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using mainly easy-care fabrics. The Chico’s brand is vertically integrated and the Company designs virtually all of its products either in-house or working with its independent vendors.

WH|BM. The WH|BM brand, which began operations in 1985 and was acquired by the Company in September 2003, focuses on women who are 25 years old and up who lead active work and social lives with moderate and higher income levels. Its offerings include fashion and merchandise in the classic and timeless colors of white and black and related shades. The WH|BM staff works closely with a number of vendors and agents to select, modify, create and combine products designed and manufactured by such vendors and agents or their sources and to design proprietary products either in-house or by working with these independent vendors.

Soma. In August 2004, the Company began testing 10 stores for this new intimate apparel concept, primarily aimed at customers with the same age and income level as customers of the Chico’s brand. This concept offers intimate apparel, sleepwear, and activewear that may ultimately appeal to a broader customer base than Chico’s does. The Soma brand is developed by working closely with a number of independent vendors and agents to select products designed and manufactured by them or their sources and to design proprietary products either in-house or working with these independent vendors.

Fitigues. In January 2006, the Company acquired most of the assets of Fitigues, a fitness inspired brand offering stylish, comfortable activewear clothing and operating through 12 free-standing retail stores in various locations throughout the country, as well as through its customer catalog and website. The Company is currently evaluating the future growth potential of the Fitigues brand in order to develop a long term strategy for the brand.
      The Company historically has endeavored to maintain a merchandise mix that emphasizes the continued introduction of new styles and designs to complement its seasonal and core product offerings. The Company plans to continue this approach with respect to its Chico’s, WH|BM and Soma brands and intends to introduce this concept to the Fitigues brand.
      As of March 17, 2006, the Company operated 784 retail stores in 47 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. The retail stores operate under various names, including Chico’s, White House | Black Market, Soma by Chico’s and Fitigues. The Company’s 503 Chico’s front-line Company-owned stores, 200 WH|BM front-line stores, 16 Soma stores, and 11 Fitigues front-line stores, as of this date, compete in the “better-priced” market, with 28% of these stores predominantly in upscale malls, 15% in upscale street locations and the balance in upscale open air specialty and strip centers. Chico’s also has 14 franchised locations remaining in 3 states, although no new franchisees have been authorized since 1989. There are also 31 Chico’s outlet locations, 8 WH|BM outlet locations and 1 Fitigues outlet location that provide clearance activities for each of the brands.
      Chico’s mails a catalog almost every month and historically has relied on these catalogs as a staple to drive its customers into its Chico’s brand stores. These catalogs have also served to promote and encourage call-in and online sales. The Company launched a catalog for the WH|BM brand for the first time during the 2003 Christmas holiday season and, since then, has been utilizing catalogs for its WH|BM brand generally on

a monthly basis. These catalogs are designed to drive customers into WH|BM stores as well as promote and encourage call-in and online sales. Beginning in mid fiscal 2005, the Company launched www.whitehouseblackmarket.com providing customers the ability to order WH|BM merchandise online or through its call center. Sales through the call center’s toll free telephone numbers, together with sales from www.chicos.com and www.whitehouseblackmarket.com amounted to $36.2 million in fiscal 2005 and are viewed as additional sales that provide a customer service for those who prefer shopping through these alternative channels.
      Although the opportunity for online purchases of Soma merchandise is provided through the Chico’s website, the program is not currently supported by any stand-alone print catalog or stand-alone website. The Company generally has a section of its Chico’s catalog allocated to its Soma product. As the Company continues to evaluate and expand upon the overall Soma concept, the Company has plans to launch a separate website under www.soma.com in fiscal 2006 and is evaluating whether, and at what point, it would make sense to launch a separate catalog for Soma, in each case focusing more extensively on promoting telephone and online sales for Soma. The Company is still evaluating the appropriate catalog and website strategy for its Fitigues brand.
      The Company also has a separate outlet division, with separate management. The outlet stores generally have a larger average store square footage than the front-line stores. In order to provide the Chico’s outlets with a full complement of merchandise, Chico’s also developed a supplemental product line for distribution only through its outlet stores. This product line is known as “Additions by Chico’s.” This supplemental label includes select product items that are designed to help promote the clearance of existing merchandise within Chico’s. The Company has not established such a supplemental product for WH|BM, Soma, or Fitigues.
      Also during the past few fiscal years, the Company has been testing the expansion of its Chico’s brand within its stores by offering certain items which complement the clothing products such as leather goods, watches, and other gift products that are primarily designed by the Company. All of these items are intended to promote the Chico’s brand in areas beyond clothing. Because of the additional space required to accommodate these additional categories and in an effort to improve the visual ambiance of its clothing and accessory presentations, the Company has been actively pursuing larger spaces for its existing and new Chico’s stores. The Company currently believes the target Chico’s brand store size is in the 2,800-3,500 selling square feet range. Although the Company may from time to time open larger or smaller Chico’s stores, the Company’s primary focus in both its new and existing markets is currently a Chico’s store with 2,800-3,500 selling square feet.
      The average size of a WH|BM store has historically been and is expected to continue to be about 30-40% smaller than the average size of a Chico’s store. Thus, as newer Chico’s stores increase in average size, the Company is planning comparable size growth for its WH|BM stores in the future. It is expected these stores will be in the range of 2,000-2,700 selling square feet. The Company is planning to open front-line Soma stores in the future that will also be close in size to a WH|BM store, in the range of 2,000-2,800 selling square feet and which will likely be attached to, or adjacent to, Chico’s stores. The Company is still evaluating the appropriate and optimal store size for its newly acquired Fitigues brand.
      The Company regularly reviews the appropriate size for its stores and may adjust the target store size in the future as necessary.
      The Company intends to continue locating a large portion of its front-line Company-owned stores, including Chico’s, WH|BM and Soma, primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in, or near, mid-to-larger sized markets. In recent years, Chico’s has been opening locations in smaller sized markets with encouraging results and the Company intends to expand its opening of Chico’s stores in smaller sized markets as long as results are meeting expectations. In the fiscal year ended January 28, 2006 (fiscal 2005), the Company opened 104 net new Company-owned stores and one of its franchisees opened two stores. During fiscal 2004, the Company opened 99 net new Company-owned stores and one of its franchisees opened one store.

      During fiscal 2005, the Company developed the alternative concept of “boutique” style stores for its Soma brand, which are stores that will be positioned adjacent to or within Chico’s front-line stores and which will offer a reduced assortment of Soma products in a smaller footprint. As a result, certain of the Soma stores are established as “full-line” stores while others will utilize the “boutique” style concept. Each of these “boutique” style stores, whether adjacent to or within a Chico’s front-line store, will be treated as a separate store for reporting purposes and will continue to be treated in this manner. Boutique stores are expected to average in the 1,100-1,200 selling square foot range, or approximately the same size as a front-line Chico’s store in 1998, which averaged about 1,300 selling square feet.
      Front-line Company-owned stores, including all Chico’s and WH|BM front-line stores, all Fitigues front-line stores and Soma front-line stores that are not “boutique” style stores are considered “full-line” stores. The Company plans to open approximately 135-155 net new full-line Company-owned stores in the fiscal year ending February 3, 2007 (fiscal 2006). Of this total, 45-55 are expected to be Chico’s stores, 65-70 are expected to be WH|BM stores, and 25-30 are expected to be Soma stores. In addition to the 135-155 net new full-line Company-owned stores to be opened in fiscal 2006, the Company also plans to add an additional 5-10 Soma stores utilizing the “boutique” configuration. The Company expects to close up to 6-8 existing Chico’s stores, 4-5 WH|BM stores and 1 Fitigues store during fiscal 2006. The Company is still evaluating whether it will open any new Fitigues stores in fiscal 2006 but may do so on an opportunistic basis.
      The Company has been aggressively expanding or relocating Chico’s and WH|BM stores over the last several years and the Company anticipates this will continue and could increase if the Company finds more opportunities for expansion or relocation. The Company has stated its fiscal 2006 goal is to increase overall square footage by 30% and if the Company were to expand or relocate more stores than the 40-50 planned, or if the Company were to open larger front-line stores than planned, the Company may reduce the overall number of stores it opens to maintain an approximate 30% square footage growth.
Business Strategies
      Overall Growth Strategy. Over the last several years, the Company has continued to build its store base primarily through the opening of new stores but also through the acquisition of the WH|BM and Fitigues concepts and the organic growth of the Soma concept. During the same time, the Company has been building its infrastructure to accommodate the anticipated future growth in its store base, its multi-branded approach to retailing, and the associated increases in revenues and expenses. This increase in infrastructure includes significant additions to its senior and middle management teams, a rollout of state-of-the art cash registers (fiscal 2001), a new distribution center (fiscal 2002) and new back office software which “went live” in the latter half of fiscal 2003. The Company has established annual square footage growth of at least 20% as its overall goal (which aggregates the square footage of Chico’s, WH|BM, Soma and Fitigues stores) for years subsequent to fiscal 2006. In assessing the growth potential of each of the Company’s two primary brands, the Company believes the overall market for Chico’s stores in the United States to be between 700 and 850 stores, that the overall market for WH|BM stores in the United States is very comparable to the potential number of Chico’s stores and that expansion opportunities for both brands are believed to be possible in certain other countries such as Canada. The Company believes it is somewhat premature to assess any growth potential for the Soma or Fitigues brands, although the Company currently believes Soma could eventually be successful in most places where there is a successful Chico’s store.
      Distinctive Private Label Clothing and Coordinated Accessories. The most important element of the Company’s business strategies is the distinctive private label clothing and complementary accessories it sells.

Chico’s. Interpreting current fashion trends and frequent delivery of new designs, Chico’s targets women 35 and over with emphasis on a comfortable relaxed fit in a modern style. Chico’s clothing is made mostly from natural fabrics and fabric blends (including cotton, linen and silk) and sophisticated synthetics and synthetic blends. Accessories, such as handbags, belts, and jewelry, including earrings, watches, necklaces and bracelets, are specifically designed to coordinate with the colors and patterns of the Chico’s brand clothing, enabling customers to easily enhance and individualize their wardrobe selections.

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

The Chico’s product development and merchandising teams develop and work with vendors to develop the in-house designs and design modifications. By conceptualizing and designing in-house, contracting, for the most part, directly with manufacturers, and providing on-site quality control, Chico’s has been able to realize average initial gross profit margins for its clothing and accessories that are higher than the industry average, while at the same time providing value to its customers.

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

WH|BM. Designed to adapt within the lifestyle of today’s modern woman and to enhance her inner beauty, WH|BM clothing is made from a variety of natural and synthetic fabrics, including cotton, rayon, silk, polyester, microfibers and matte jersey, all in white and black and related shades. As is the case with Chico’s, the accessories at WH|BM, such as handbags, shoes, belts and jewelry, including earrings, necklaces and bracelets, are specifically developed and purchased to coordinate with the colors and patterns of the clothing, enabling customers to easily coordinate with and individualize their wardrobe selections.

WH|BM designs virtually all of its clothing and accessories either in-house or working with its independent vendors, and WH|BM controls most aspects of the design process, including choices of pattern, construction, specifications, fabric, finishes and color.

WH|BM clothing is designed through the coordinated efforts of the merchandising, design and product development teams. The merchandise is selected, enhanced and created so as to carry out WH|BM’s commitment to “make women feel beautiful” and to project a contemporary and feminine self-image. As is the case with Chico’s, the style, pattern, color and fabric for individual items of WH|BM clothing are selected based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer.

The WH|BM product development, design and merchandising teams work with vendors to develop the in-house and design modifications. More so than in the past, WH|BM conceptualizes and designs in-house, contracts for a large part directly with manufacturers, and has started providing on-site quality control in February 2006. Because of these changes, WH|BM has been able to realize improvements in its average initial gross profit margins compared to a few years ago, while continuing to provide stylish, affordable clothing and accessories.

Sizing in WH|BM stores is currently American sizes in the 0-14 range, which the Company believes is more appropriate for the target WH|BM customer. As a result, the fit of the WH|BM clothing tends to be more styled to complement the figure of a body-conscious woman, yet remain comfortable.

Soma. Soma offerings are broken into two broad categories: foundations and apparel. The foundations category includes bras, panties, and shapewear, while the apparel category includes activewear, sleepwear, robes and loungewear. Accessories volume within the Soma concept is currently small but may be developed further in the future.

The foundation and apparel products are, for the most part, developed in-house or in a close collaborative effort with key resources. The Company is testing some labels, other than the Soma label, as it determines the needs and desires of the target customer, especially in the foundations category. The apparel offerings are developed primarily in-house, similar to the Chico’s brand and using the Chico’s sizing concept. Bras are sized using traditional American band and cup sizes. Panties and sleepwear currently incorporate Chico’s sizing.

Fitigues. Fitigues clothing is made from luxurious natural fabrics, including primarily cotton and cashmere. Virtually all of the Fitigues offerings are designed in-house in a manner similar to the WH|BM brand, emphasizing luxurious comfortable clothing in nostalgic familiar styles with a feminine twist. A small portion of Fitigues offerings are also designed for men and children. From a sizing perspective, Fitigues generally uses an extra small, small, medium, large and extra large concept.
      Personalized Service and Customer Assistance. The Company has always considered personalized customer service one of the most important factors in determining its success. The Company intends, through its specialized training efforts, to make certain that sales associates in all of its stores offer assistance and advice on various aspects of their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. The Company encourages, but does not require, sales associates to wear the Company’s clothing and accessories in its stores and, to complement this, it offers substantial employee discounts. The Company’s sales associates are encouraged to know their regular customers’ preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. To better serve its customers, sales associates are also encouraged to become familiar with new styles and designs of clothing and accessories by trying on new merchandise. None of the Company’s brands have found it necessary to offer alteration services.
      The Company takes pride in empowering its associates to make decisions that best serve the customer. This healthy sense of empowerment enables the Company’s associates to exceed customers’ expectations. In addition, many of the store managers and sales associates were themselves customers prior to joining the Company and can therefore more easily identify with customers. The Company’s associates are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico’s, Soma or WH|BM store. The Company provides a Company sponsored “SKU hotline” and in-store “SKU lookup” to assist sales associates with this task. The Company is currently evaluating how this policy will be implemented for its Fitigues brand.
      Customer Loyalty. Building customer loyalty through focused preferred customer programs and effective implementation of the Company’s merchandising and customer service strategies is considered another key element for the Company’s success. The Company’s sophisticated customer tracking database, that tracks sales by customers at the SKU and store level, allows the Company to more sharply focus its marketing, design and merchandising efforts to better address and define the desires of its target customer.

Chico’s and Soma. Chico’s preferred customer club, which was established in the early 1990’s, is known as the “Passport Club” (“Passport”), and is designed to encourage repeat sales and customer loyalty for its Chico’s and Soma brands. Features of the club include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new Chico’s and Soma merchandise.

A Chico’s or Soma customer signs up to join the Passport Club at no cost, initially as a “preliminary” member. Once the customer spends $500 over any time frame in either brand, the customer becomes a “permanent” member entitled to a 5% lifetime discount, advance sale notices, free shipping and other benefits. Chico’s has been very successful in increasing its database of preliminary and permanent Passport members. As of January 28, 2006, Chico’s had approximately 1.7 million permanent Passport members and over 4.9 million preliminary Passport members. During fiscal 2005, the permanent Passport members accounted for approximately 78% of overall sales, while the preliminary members accounted for approximately 14% of overall sales. Also during fiscal 2005, Chico’s and Soma signed up an average of 68,000 net preliminary new members per month, of which an average of approximately 33,000 net per month spent the required $500 to become a permanent member.

The Company believes that permanent Passport members shop more frequently and spend more on the average transaction than preliminary Passport members. During fiscal 2005, the average permanent Chico’s passport member spent $111 per transaction and shopped five to six times per year, while the preliminary Passport members averaged $68 per transaction and shopped one to two times per year.

WH|BM. During fiscal 2004, the Company launched a customer loyalty program for WH|BM called “The Black Book.” Similar to Passport, The Black Book is designed to encourage repeat sales and customer loyalty. Features of the club are similar to the Passport Club and include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new WH|BM merchandise. A WH|BM customer signs up to join The Black Book at no cost, initially as a “preliminary” member. Once the customer spends $300 over any time frame, the customer becomes a “permanent” member entitled to a 5% lifetime discount, birthday bonuses, double discount specials, advance sale notices, free shipping and other benefits. As of January 28, 2006, The Black Book already had over 334,000 permanent members and over 2.0 million preliminary members. During fiscal 2005, permanent Black Book members accounted for 55% of overall sales, while preliminary members accounted for 32% of overall sales.

Fitigues. The Company is evaluating what type of customer loyalty programs, if any, might be appropriate for this brand.
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
      Sales associates are compensated with a base hourly wage but also have opportunities to earn substantial incentive compensation based on their individual sales. For the most part, these incentives are based upon the dollar amount of sales to individual customers, thereby encouraging sales of multiple items and focusing the sales associate on each transaction. Store managers receive a base hourly wage and are also eligible to earn various incentive bonuses tied to individual sales and storewide sales performance. Each store brand has separate district and regional managers and national sales directors. The district and regional managers and national sales directors receive base salaries and also have the opportunity to earn monthly incentive compensation based upon the sales performance of stores in their districts and regions, as well as incentives, including, in some years, equity based compensation such as stock options, based on their district, region or territories’ performance compared to the overall sales performance of the respective store brand.
      The Company offers its associates other recognition programs and the opportunity to participate in its stock incentive, stock purchase and 401(k) programs. Management believes these programs offer the Company’s associates opportunities to earn total compensation at levels generally at, or above, the average in the retail industry for comparable positions.
      The Company’s emphasis, where possible, on a “promote from within” philosophy, combined with increases in the number of new Company-owned stores, provides opportunities for qualified associates to advance to higher positions in the Company.
      Additional Company-Owned Stores. Management believes the ability to open additional Company-owned stores will be a factor in the future success of the Company. During fiscal 2005, the Company opened 104 net new Company-owned stores and 2 new franchise stores were opened for a total of 106 net new stores composed of 51 net Chico’s front-line stores, 6 Chico’s outlet stores, 40 net WH|BM front-line stores, 4 net WH|BM outlet stores and 5 Soma stores. During fiscal 2004, the Company opened 99 net new Company-owned stores and 1 new franchise store was opened for a total of 100 net new stores composed of 51 net Chico’s front-line stores, 2 Chico’s outlet stores, 44 net WH|BM front-line stores, 2 net WH|BM outlet stores and 10 Soma stores minus 9 closed/converted Pazo stores. In fiscal 2006, the Company plans to open approximately 135-155 net new full-line Company-owned stores and an additional 5-10 Soma stores utilizing the “boutique” configuration.

      As of March 17, 2006, in fiscal 2006 the Company has opened 4 front-line Chico’s stores, 4 net WH|BM front-line stores and 1 Soma store of the full-line Company-owned stores planned for the fiscal year and none of the Soma “boutique” style stores planned for the fiscal year. The Company has signed leases for several additional new store locations, and the Company also is currently engaged in negotiations for the leasing of numerous additional sites. Of the approximately 135-155 net new full-line Company-owned stores to be opened in fiscal 2006, the Company expects to open approximately 16-20 stores in the first quarter, 18-22 stores in the second quarter, 76-80 stores in the third quarter, and the balance in the fourth quarter.
      In deciding whether to open a new store, the Company undertakes an extensive analysis that includes the following: identifying an appropriate geographic market; satisfying certain local demographic requirements; evaluating the location of the shopping area or mall and the site within the shopping area or mall; assessing proposed lease terms; and evaluating the sales volume necessary to achieve certain profitability criteria. Once the Company takes occupancy, it usually takes from four to six weeks to open a store. After opening, Chico’s and WH|BM front-line stores have typically generated positive cash flow within the first year of operation (after allocation of a portion of home office administrative expense based on sales) and have typically had an eleven to eighteen month payback of all initial capital and inventory costs. However, there can be no assurance that new Chico’s or WH|BM stores will achieve operating results similar to those achieved in the past.
      The Company plans to grow by opening additional Company-owned stores and does not currently intend to increase the number of franchisees. The Company intends to continue to support its franchise network and anticipates that its existing franchisee in Minnesota may be able to further meet the Chico’s criteria for opening additional stores in its limited territory. This franchisee opened 2 new franchised stores in fiscal 2005. WH|BM, Soma and Fitigues are not part of the franchise agreement in the state of Minnesota.
Store Locations
      The Company’s Chico’s, WH|BM, Soma and Fitigues stores are situated, for the most part, in mid-to-larger sized markets. In recent years, the Company has been testing several Chico’s stores in smaller sized markets with encouraging results. The Company intends to expand its opening of Chico’s stores in smaller sized markets as long as results are meeting expectations. The Company’s front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls which offer high traffic of the respective target customers of the brand. For all of its brands, the Company seeks to locate the Company-owned front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more mid-to-high end department stores as anchor tenants. Where possible, the Company has opened the Soma stores adjacent to or nearby an existing Chico’s store. The Chico’s and WH|BM outlet stores are, for the most part, located in outlet centers, although the Company is evaluating the possibility of opening several new outlets in value centers.
      As of January 28, 2006, the Company-owned Chico’s front-line stores averaged approximately 2,129 selling square feet, while the Company-owned Chico’s outlet stores averaged approximately 2,869 selling square feet. WH|BM front-line stores averaged approximately 1,477 selling square feet and WH|BM outlet stores averaged approximately 1,664 selling square feet. Soma stores averaged approximately 2,404 selling square feet. The Company seeks to open Chico’s front-line stores with approximately 2,800-3,500 selling square feet, to open Soma front-line stores with approximately 2,000-2,800 selling square feet and to open WH|BM front-line stores with approximately 2,000-2,700 selling square feet. However, in locations where the Company has a desire to establish a front-line store for any such brand but where the optimum store size or location is unavailable, the Company will lease a front-line store with as few as 1,200 selling square feet or as many as 4,500 selling square feet. If the volume of business at one of these smaller stores is sufficient, and there is no ability to expand the existing store, the Company has chosen in the past to open additional stores nearby, operating more than one store in the same general shopping area. Non-selling space within Company-owned stores generally amounts to 25-28% of the gross leased space, and is not considered in the selling square foot calculations. The Company is still evaluating the appropriate and optimal store size for its newly acquired Fitigues brand.
      During fiscal 2006, the Company plans to open 5-10 Soma “boutique” stores. These stores will carry a limited offering of what is considered by the Company to be the best styles of the Soma product. It is expected that these “boutique” stores will average in the 1,100-1,200 square foot range of selling space and these stores are planned to be located within a large Chico’s store or adjacent to a front-line Chico’s store.

      The Company’s current stores, as of March 17, 2006, are located in the following jurisdictions:

	Chico’s
	Company-Owned	Chico’s	Chico’s	WH|BM	WH|BM		Fitigues	Fitigues
	Front-Line	Company-Owned	Franchised	Front-Line	Outlet	Soma	Front-Line	Outlet
	Stores	Outlet Stores	Stores	Stores	Stores	Stores	Stores	Stores	Total Stores

California	60	4		26	1		1		92
Florida	50	4	1	22	1	2	1		81
Texas	42	3		17	1	4	2		69
Illinois	21	2		9		1	2	1	36
Georgia	17	1		10		1			29
Maryland	19			7	1	1			28
New York	20	2		3					25
Pennsylvania	20	1		4					25
Arizona	12	1		8		1	2		24
New Jersey	18			4	1				23
Virginia	16	2		4					22
Massachusetts	17	1		3					21
North Carolina	15	1		4					20
Ohio	13			7					20
Oregon	10	1		5	1	1			18
Michigan	13		1	3					17
Connecticut	12			4					16
Minnesota			12	3			1		16
Tennessee	9	1		4		1	1		16
Louisiana	9	1		4	1				15
South Carolina	10			5					15
Washington	8	1		4		1			14
Colorado	8	1		4					13
Missouri	9			4					13
Nevada	5	1		4	1	1			12
Alabama	6	1		2		1			10
Indiana	8	1		1					10
Kentucky	7			3					10
Kansas	5			2		1	1		9
Oklahoma	5			3					8
Wisconsin	6			1					7
New Mexico	3			2					5
Rhode Island	4			1					5
Utah	4			1					5
Delaware	1	1		2					4
District of Columbia	2			2					4
Iowa	3			1					4
Nebraska	3			1					4
Arkansas	3								3
Hawaii				3					3
Mississippi	2								2
Montana	2								2
U.S. Virgin Islands				2					2
Idaho	1								1
Maine	1								1
Puerto Rico				1					1
South Dakota	1								1
Vermont	1								1
West Virginia	1								1
Wyoming	1								1

Total	503	31	14	200	8	16	11	1	784

      In a typical new full-line Company store (including Chico’s, WH|BM, Soma and Fitigues stores), the Company’s out-of-pocket cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $450,000 to $750,000 (without taking into account landlord construction allowances and other concessions).
      For each store concept, the Company utilizes third party architectural and contracting firms with offices or affiliates throughout the country, experienced in new store openings, to facilitate the build-out and set up of store interiors rapidly, including, where necessary, the flooring, furniture, fixturing, lighting, equipment and initial inventory displays. The use of these resources allows the Company to open a new store generally within four to six weeks after taking occupancy. Management believes that the Company opens its new stores more rapidly and at somewhat less cost than many of its competitors. The Company utilizes its own in-house teams for the initial planning and design stages of the store build-outs and for supervising the final stages of construction prior to opening.
      The following table sets forth information concerning changes in the number of Company-owned and franchise stores during the past five fiscal years:

	Fiscal Year Ended

	February 2,	February 1,	January 31,	January 29,	January 28,
	2002	2003	2004	2005	2006
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

Company-Owned Stores
Stores at beginning of year*	239	300	366	545	645
Opened**	64	66	74	109	109
Acquired from franchisees	—	—	—	1	—
Acquired pursuant to The White House transaction	—	—	107	—	—
Closed	(3)	—	(2)	(10)	(5)

Stores at end of year	300	366	545	645	749

Franchise Stores
Stores at beginning of year	11	11	12	12	12
Opened	—	1	—	1	2
Acquired by Company	—	—	—	(1)	—

Stores at end of year	11	12	12	12	14

Total Stores	311	378	557	657	763

Stores by Brand
Chico’s front-line	289	349	399	450	499
Chico’s outlet	11	17	23	25	31
Chico’s franchise	11	12	12	12	14
WH|BM front-line	—	—	112	156	196
WH|BM outlet	—	—	2	4	8
Soma	—	—	—	10	15
Pazo	—	—	9	—	—

Total stores at end of year	311	378	557	657	763

*	Not retroactively restated to include the WH|BM stores prior to September 5, 2003.

**	Not retroactively restated to include the growth in the number of WH|BM stores prior to September 5, 2003. Also, does not include stores that opened as relocations, expansions or conversions of previously existing stores within the same general market area (approximately five miles).

Outlet Stores
      As of March 17, 2006, the Company operated 31 Chico’s outlet stores, 8 WH|BM outlet stores and 1 Fitigues outlet store. The Company’s outlet stores carry slower-selling items removed from the front-line stores, remaining pieces of better-selling items replaced by new shipments of merchandise to front-line stores, returns of merchandise accepted from Chico’s franchise stores under the Company’s franchisee return policy, some seconds of certain merchandise, and its “Additions by Chico’s” label. Although the “Additions by Chico’s” label has grown to represent approximately 16% of the outlet sales during fiscal 2005, the Company does not currently anticipate that the “Additions by Chico’s” label will account for more than 25% of outlet sales in the future. The Company’s outlet stores act as a vehicle for clearing certain marked down merchandise while continuing to allow front-line stores to maintain a somewhat limited markdown policy. Prices at the Company’s outlet stores generally range from 30% to 70% below regular retail prices at front-line stores. Although service is also important at the Company’s outlet stores, there is somewhat less emphasis on personalized customer service in the outlet stores. In fiscal 2005, sales from the Company’s outlet stores represented approximately 4% of the Company’s net sales. The Company’s outlet stores have not been intended to be profit centers, and the Company is constantly re-evaluating its approach to outlet stores to improve the return on clearance of such goods. Soma closeout merchandise is currently sold through the Chico’s outlet stores.
      The Company’s outlet stores are generally larger than front-line stores, averaging approximately 2,587 selling square feet (across all brands) at January 28, 2006. In fiscal 2005, the Company opened 6 new Chico’s outlet stores and 4 net new WH|BM outlet stores. Currently, the Company is planning to open 3-4 new Chico’s outlet stores while opening 8-10 new WH|BM outlet stores in fiscal 2006.
Franchise Stores
      Currently, there are 14 franchised Chico’s stores operated by three owners, none of whom are otherwise affiliated with the Company. Each franchisee paid an initial franchise fee of between $5,000 and $75,000 per store and is not required to pay any continuing monthly royalty. Each franchisee has been provided an exclusive license at a specified location to operate a Chico’s store and to utilize certain of the Company’s trademarks, service marks and certain other rights of the Company relating to the sale of Chico’s merchandise. The term of the franchise is generally ten years, renewable for additional ten-year periods if certain conditions pertaining to the renewal are met (including the payment of a renewal fee). Franchisees are required to operate their Chico’s stores in compliance with the Company’s operating requirements and the franchise agreement. The franchisee has full discretion to determine the prices to be charged to customers generally by changing or replacing the pre-ticketed price tags. Franchisees are required to purchase all Chico’s merchandise from Chico’s or from Company approved suppliers. Currently, the merchandise offered by Chico’s franchisees at their stores is purchased from the Company at prices equal to 50% of suggested retail prices, subject to rebates of between 2% and 8% based on actual quarterly return rates versus preset goals. In certain situations, franchise stores may carry other brands of clothing or accessories, with the Company reserving the right to disapprove any of such other merchandise that might be considered inconsistent with the Company’s image and reputation for quality. In such cases, franchisees may be required to pay the Company a monthly royalty equal to 5% of gross sales of any such merchandise not purchased from the Company. During fiscal 2005, the Company’s net sales to franchisees totaled approximately $10.9 million, or 0.8% of total net sales.
      As of March 17, 2006, the franchisee holding franchise rights in Minnesota has the right to open additional Chico’s stores within the state of Minnesota. The Minnesota franchisee may technically have the ability to open an unlimited number of additional Chico’s stores within its limited territory. However, the Company believes that economic, logistical and other practical considerations effectively limit the number of additional Chico’s stores that this franchisee may open in the future. The Company does not believe that the rights of the Minnesota franchisee will significantly limit the Company’s ability to expand.
      The Company intends to continue supporting its existing Chico’s franchise network. However, the Company does not intend at this time to pursue any new Chico’s franchises, to establish any WH|BM, Soma or Fitigues franchises, or to enter into any additional franchise territory development agreements. In the past, the Company has acquired certain franchise stores that have been offered for sale to the Company. During fiscal 2004, the Company acquired its franchise store in Indiana and is prepared to consider additional purchases of franchise stores that may be offered to the Company from time to time in the future. In addition, the Company may terminate franchises where performance or circumstances so justify. Management expects that Chico’s franchise stores will continue to play an increasingly less important role in the Company’s future sales and profitability.
Store Operations
      Company-owned Chico’s and Soma stores with an average sales volume typically employ a manager, two assistant managers, and numerous sales associates who are either full-time or part-time associates. For higher volume Chico’s stores, the stores typically also employ a combination of either an operations manager, a visual manager or an additional assistant manager as well as a dedicated lead cashier, stock coordinator and fitting room assistant. The WH|BM stores historically have employed a manager and a slightly smaller support staff of associates, in part because of the smaller average size of stores. In an effort to further enhance customer service and drive sales in appropriate locations, staffing was increased somewhat at WH|BM stores during fiscal 2004. In addition, at newer WH|BM stores, which are generally larger in size, the Company will typically employ a staff comparable in size to that of an average sales volume, Company-owned Chico’s store. During the peak selling seasons, both Company-owned Chico’s stores and WH|BM stores generally hire additional sales associates.
      Many store support functions, such as purchasing and accounting, are handled by the Company’s corporate headquarters. Store managers at Company-owned stores, however, are responsible for managing the store’s day-to-day business and driving sales in the stores. In order to effectively accomplish these tasks, store managers are encouraged to be present on the sales floor whenever possible during business hours. This allocation of responsibility allows store managers more time to focus on the actual management of the store, including the recruitment, training, and retention of store associates, and compliance with store operating policies and procedures. Store managers also manage store sales through the effective day-to-day management of the sales force, focusing on customer service, and implementing in-store and local community promotional and outreach programs.
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
      The Company currently supervises its store operations through its Chief Stores Officer, its Senior Vice President-Chico’s & Soma Stores, its Vice President-Store Operations, its Director of National Sales WH|BM, its Director of Soma Stores, several brand specific National Directors of Sales, Regional Sales Managers, and numerous brand specific District Sales Managers. The Senior Vice President-Chico’s & Soma Stores and the Director of National Sales WH|BM, have direct supervision responsibility of their respective Regional Sales Managers or National Directors of Sales. The National Directors of Sales have direct supervision responsibility for their Regional Sales Managers, who in turn have direct supervision responsibility of their respective District Sales Managers. Each District Sales Manager supervises multiple store locations within their respective brand and has primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, staffing, training and expense-control programs established by headquarters.
Management Information Systems
      The Company’s current principal management information systems are run on numerous Windows based Applications Servers and two IBM iSeries platforms located at the home office in Fort Myers, Florida and the Winder, Georgia distribution center, which provide a full range of retail, catalog, Internet, financial and merchandising information systems, including purchasing, inventory distribution and control, sales reporting, accounting, warehousing and merchandise management principally using CRS Retail Systems, Lawson, Manhattan Associates, NSB, Momentis and Mozart by Commercialware.
      All Company-owned stores, except the Fitigues stores, utilize essentially the same point of sale cash register computers, which are polled nightly to collect SKU-level sales data, Passport and The Black Book information and inventory receipt and transfer information for each item of merchandise, including information by style, color and size. Management evaluates this information, together with its weekly reports on merchandise shipments to the stores, to analyze profitability, formulate and implement company-wide merchandise pricing decisions, assist management in the scheduling and compensation of associates (including the determination of incentives earned) and, most importantly, to implement merchandising decisions regarding needs for additional merchandise, allocation of merchandise, future design and manufacturing needs and movement of merchandise from front-line stores to outlet stores. The Company operates a cash register system using a Windows platform in a wide area network and using the CRS Retail Systems software used by many other retailers. In 2005, the Company completed a register rollout which includes new cash register hardware and upgraded software designed to allow for further improvements in customer service, reporting, training and overall functionality, and better integration of all three channels of distribution. It is anticipated that the Fitigues stores will be converted to essentially the same point of sale cash register computers in fiscal 2006.
      The Company is committed to an ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments. To this end, in fiscal 2006, the Company intends to implement an Enterprise Resource Planning system for its Soma brand. This fully integrated system is expected to be able to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. Following successful implementation of the Enterprise Resource Planning system for its Soma brand, the Company anticipates utilization of this new system in each of its other brands, beginning as early as the last half of fiscal 2007 or the first half of fiscal 2008.
Merchandise Distribution
      Currently, distribution for all brands, except the Fitigues brand, is handled through the Company’s distribution center in Winder, Georgia. New merchandise is generally received daily at the distribution center. Merchandise from United States vendors is trucked to Georgia or arrives by air, as the circumstances require. Most of the merchandise from foreign vendors arrives in this country via air (and occasionally by sea) at various points of entry in New York, California, Georgia, or Florida and is transported via truck to the distribution center. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture.
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
      The capacity of the Company’s new distribution center in Georgia should be sufficient, in the opinion of management, to service the Company’s needs for at least two to three years of future growth (including without limitation the growth of Chico’s, WH|BM, Soma and Fitigues), without requiring building expansion under its existing county commitment. In fiscal 2005, the Company completed the purchase of a facility adjacent to its Winder campus distribution center to be used for all direct to consumer fulfillment (i.e., catalog and Internet) to address the continuing growth in the volume of direct to consumer Chico’s sales and the

expanded number of direct to consumer items that are being made available with respect to the WH|BM and Soma brands.
Merchandise Design and Product Development
      Chico’s and Soma private label merchandise is developed through the coordinated efforts of the Chico’s merchandising teams working with its independent vendors. WH|BM private label merchandise is developed through a coordination of efforts between the WH|BM merchandising and creative teams and the private label design teams of its outside vendors. Style, pattern, color and fabric for individual items of the Company’s private label clothing are developed based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer.
      Chico’s product development, merchandising, planning and allocation, and production and sourcing departments report directly in many cases, and indirectly in other cases, to Patricia Murphy Kerstein, Executive Vice President-Chief Merchandising Officer. Chico’s merchandising, and planning and allocation departments report directly to the Senior Vice President-General Merchandise Manager, who reports to Ms. Murphy Kerstein. Ms. Murphy Kerstein also has the Senior Vice President-Product Development, the Vice President-Production and Quality, and the Vice President-Merchandise Controller reporting to her. Product development for the Soma brand is headed up by the Senior Vice President-General Merchandise Manager-Soma, who reports directly to Charles L. Nesbit, Jr., Executive Vice President-Chief Operating Officer. Mr. Nesbit has extensive previous managerial experience with the intimates product line.
      WH|BM’s creative, product development and merchandising teams are headed up by Patricia Darrow-Smith, Senior Vice President-General Merchandise Manager-WH|BM of the Company and President of WH|BM, who oversees the WH|BM Senior Vice President-Operations and several WH|BM division directors (including two Senior Directors of Design & Product Development, two Directors-General Merchandise Managers, a Director of Visual and a Director of Production & Sourcing) who, in turn, collectively oversee their respective areas.
      The creative and product development teams for both Chico’s and Soma develop the in-house designs and design modifications with input from both merchandising teams as well as its independent vendors. The merchandising team for WH|BM coordinates with the in-house WH|BM design and product development team and with the creative and product development staffs at its various vendors in the evaluation of designs, design modifications, and creation of new product. In addition to selecting distinctive patterns and colors, the Chico’s, WH|BM and Soma product development teams and the Company’s merchandising teams are particularly attentive to the design and specification of clothing style, construction, trim and fabric treatment. The Company believes this attention to design detail assists in distinguishing its clothing and strengthening the customer’s perception of quality and value.
      Although the Company develops merchandise for specific seasons, the product development efforts, are a constant process which result in the continual introduction of new merchandise in the Company’s front-line stores. This continual process supports the Company’s merchandising and inventory strategy, and serves to reduce, somewhat, the Company’s exposure to fashion risk associated with any group of styles or trends.
      Chico’s and Soma have historically purchased most of their clothing and accessories from companies that manufacture such merchandise in foreign countries except for the “cut and sew” operations described below. WH|BM has historically purchased a significant amount of its clothing and accessories from companies that arrange for such items to be manufactured in foreign countries. The Company does business with all of its foreign vendors and importers in United States currency, and purchases may be supported through letters of credit.
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
      Currently, Chico’s and Soma contract primarily with between 80 to 100 apparel and foundation vendors and 30 to 60 accessory vendors, as well as several fabric suppliers and several “cut and sew” vendors for its Chico’s brand merchandise. Because of certain lower sourcing costs associated with the Company’s vendors in various parts of the world and certain other long term uncertainties presented by such vendor relationships, the Company may continue to redirect a portion of its sourcing activities towards new vendors in China, India and other areas.
      The Company also currently contracts with more than 150 different vendors for its WH|BM merchandise, but relies on 18 core vendors who collectively account for approximately 60% of the total WH|BM merchandise purchases. For the most part, however, the WH|BM team is not utilizing vendors that are currently supplying the Chico’s brand.

Chico’s and Soma. During fiscal 2005, China sources accounted for approximately 54% of the Company’s purchases at retail for their Chico’s and Soma merchandise, United States sources (including fabric and “cut and sew” vendors) accounted for approximately 20% of their merchandise, India sources accounted for approximately 12% of overall purchases, and Turkey and Peru sources each accounted for approximately 5% of overall purchases. Guatemala, Canada, and other smaller sources, in the aggregate, amounted to approximately 4% of overall purchases. In fiscal 2006, the Company expects sourcing from China for Chico’s and Soma merchandise is likely to increase slightly as a percentage of overall purchases, while vendors in India can be expected to continue to provide approximately 12% to 14% of total purchases. Purchases from vendors in Turkey are also likely to remain in the 4% to 6% range of total purchases, while United States vendors are expected to decrease as a percentage of overall purchases.

WH|BM. During fiscal 2005, China sources accounted for approximately 52% of the Company’s purchases at retail for their WH|BM merchandise, United States sources accounted for approximately 43% of their merchandise and Canada, Brazil, and other smaller sources, in the aggregate, accounted for approximately 5% of overall purchases. Sourcing through foreign vendors has gradually been increasing as WH|BM expands its utilization of sourcing alternatives provided by the Company and this trend is expected to continue.
      Although there were no manufacturers that produced more than 10% of the Company’s merchandise during the last fiscal year, the Company has contracted with one intermediary vendor that accounted for 18% of the purchases for the Chico’s brand (including all fabric and labor) during the last fiscal year through separate subcontracts with several “cut and sew” factories in the United States and China. With respect to purchases made through this intermediary, the Company, for the most part, purchases the necessary specialized cloth and then coordinates with this intermediary who arranges for various independent United States and Chinese “cut and sew” manufacturers to make the specified designs and styles. Although the Company believes that its relationship with this particular intermediary is good, there can be no assurance that this relationship can be maintained in the future or that the intermediary will continue to be available to coordinate and facilitate production and supply of merchandise. If there should be any significant disruption in the supply of merchandise through this intermediary in particular, management believes that it can successfully implement its contingency plans so as to allow it to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a short-term material adverse impact, and possibly even a longer-term material adverse impact, on the Company’s operations.
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
Imports and Import Restrictions
      Although Chico’s and WH|BM utilize United States manufacturers to manufacture a portion of their clothing, the Company continues to shift more and more of its manufacturing of clothing to manufacturers located outside the United States, and the Company expects this trend may continue for all brands. As a result, the Company’s business has been and will remain subject to the various risks of doing business abroad and to the imposition of United States import restrictions and customs duties.
      Textile duties represent a significant portion of the total duties collected by the United States Department of Homeland Security through its Customs and Border Protection division (“CBP”). In addition, due to the re-imposition of import quotas relating to China, which is described below, and efforts to circumvent those quotas, CBP has announced that it is increasing its enforcement of textile import regulations. As a result, in the ordinary course of its business, the Company’s imports may from time to time be subject to investigation by CBP, and the Company may be obligated to pay tariffs, duties and other charges.
      The Company currently imports products primarily from China, India, Turkey, Peru, Guatemala, and Canada, all of which are currently accorded normal trade relations status (“NTR”), formerly known as most favored nation status, by the United States. The products from all countries that have been given NTR status are subject to the same tariffs when they enter the United States. If the NTR status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of NTR treatment, or were to enter the United States subject to retaliatory tariffs, the merchandise would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in NTR status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries.
      The NTR status for China had in the past been subject to an annual review, and this annual review had generated considerable debate. In October 2000, then-President Clinton signed legislation designed to eliminate the need for this annual review and establish permanent NTR status between the United States and China, effective if and when China was admitted into the World Trade Organization (“WTO”). In December 2001, China became a member of the WTO and was granted permanent NTR status by the United States. However, as a condition of China’s accession to the WTO, other members of the WTO are allowed to request safeguard restraints on imports of textiles from China when a member believes that imports from China are threatening to impede the orderly development of the textile trade. The United States textile industry has been successful in lobbying for such safeguard restraints, and safeguard restraints have been negotiated between China and the United States, the impact of which is discussed below.
      Although the Company expects NTR status to continue for the countries where its principal vendors are located, the Company cannot predict whether the United States government will act to remove NTR status for any of the countries or take other actions that could impact the tariff treatment on goods coming from any of the countries where its principal vendors are located. As but one example, legislative initiatives are being considered in the United States Congress to impose additional tariffs of as much as 27.5% on Chinese goods, including apparel items, unless China takes appropriate action to counteract what the United States perceives to be an artificial undervaluing of the Chinese currency. However, it is uncertain whether the Congress will consider such legislation in the near future, whether any such legislation would be able to garner sufficient support to be enacted, or to what extent any such legislation would affect the Company’s business.
      For these and other reasons expressed below, the ability to continue to conduct business with vendors located outside of the United States, and particularly those in China, is subject to political uncertainties, the financial impact of which the Company is unable to estimate. To the extent any of the countries in which the Company’s vendors are located, and in particular, China, may have its exports or transaction of business with U.S. persons restricted by political action, the cost of imports from those countries could increase significantly and/or the ability to import goods from those countries may be materially impaired. In such an event, there could be an adverse effect on the Company until alternative arrangements for the manufacture of its products could be obtained on appropriate and favorable terms.
      The import of the Company’s clothing and some of its accessories also had been subject to constraints imposed by bilateral textile agreements between the United States and a number of foreign jurisdictions. These agreements had imposed quotas that limited the amount of certain categories of clothing that could be imported from these countries into the United States.
      In 1994, the member-countries of the International Trade Organization completed the Uruguay Round of trade negotiations of the General Agreement on Tariffs and Trade and the Agreement was approved by the United States Congress. This pact, as it applied to textiles, was subsequently known as the WTO Agreement on Textiles and Clothing (the “ATC”), and was implemented on January 1, 1995. The ATC imposed a series of quotas on imports of textiles for a period of 10 years. The ATC expired, as scheduled, effective as of January 1, 2005, and all special textile quotas provided for under the ATC were eliminated. In early 2005, textile exports from China to the United States increased dramatically, and the United States successfully used the safeguard procedures provided under China’s accession agreement to the WTO to negotiate new quotas on textile imports from China through a Memorandum of Understanding, which is discussed in the next paragraph.
      On November 8, 2005, the United States and China executed the Memorandum of Understanding Between the Governments of the United States of America and the People’s Republic of China Concerning Trade in Textile and Apparel Products (the “MOU”) pursuant to which the U.S. and China agreed to restrain levels for certain textile products produced or manufactured in China and exported to the United States between January 1, 2006 and December 31, 2008. The Company cannot accurately assess at this time how the MOU will affect its financial results and operations or whether there might be other arrangements added in the future which impose other types of restrictions on imports of apparel and related accessories. In the event of any expanded or other significant protectionist trade actions that materially impact any of its foreign manufacturers, in particular those in China, the Company will evaluate alternative sourcing options and will work to mitigate any significant business risks. The Company believes that its principal competitors are subject to similar risks regarding any such potential trade measures.
      The Omnibus Trade and Competitiveness Act of 1988 added a new provision to the Trade Act of 1974 dealing with intellectual property rights. This provision, which is commonly referred to as “Special 301” and which remains effective even following the expiration of the ATC, directed the United States Trade Representative (the “USTR”) to designate those countries that deny adequate and effective intellectual property rights or fair and equitable market access to United States firms that rely on intellectual property. From the countries designated, the USTR is to identify “Priority Foreign Countries” those where the lack of intellectual property rights protection is most egregious and has the greatest adverse impact on United States products. The USTR is to identify and investigate as Priority Foreign Countries only those that have not entered into good faith negotiations or made significant progress in protecting intellectual property. Where such an investigation does not lead to a satisfactory resolution of such practices, through consultations or otherwise, the USTR is authorized to take retaliatory action, including the imposition of retaliatory tariffs and import restraints on goods from the Priority Foreign Country.
      In addition to the list of Priority Foreign Countries, the USTR has created a two-tier “watch list” that requires the country so listed to make progress on intellectual property protection reform or risk designation as a Priority Foreign Country. Countries named on the first tier of the watch list, known as the “Priority Watch

List,” are requested to make progress in certain areas by specific dates. Countries named to the second tier, known as the “Watch List,” are asked to improve their intellectual property protection efforts.
      As of March 16, 2006, of the countries where the Company’s existing or planned key vendors have manufacturing operations or suppliers, none was a Priority Foreign Country. China, India and Turkey were on the Priority Watch List and Peru, Guatemala, and Canada were on the Watch List. China was elevated to the Priority Watch List in 2005, after a special out-of-cycle review under Special 301, which is discussed below.
      In early 2005, a special out-of-cycle review under Special 301 was initiated with respect to China because of concerns regarding weaknesses in China’s protection of intellectual property rights. At the conclusion of that out-of-cycle review, significant concerns were expressed regarding China’s protection of intellectual property rights, and China was moved from the Watch List to the Priority Watch List. In addition, the United States is considering filing a WTO dispute settlement case and/or designation of China as a Priority Foreign Country under Special 301. In addition, China continues to be monitored under a related provision of the Trade Act of 1974, section 306. Under either of these provisions, the USTR will be in a position to impose sanctions if China fails to adequately enforce existing bilateral agreements concerning intellectual property rights, and the USTR’s office has identified weak intellectual property rights protection and enforcement in China as one of its top priorities. In addition, in 2005, a special out-of-cycle review under Section 301 was initiated with respect to Canada to monitor Canada’s progress on intellectual property rights issues during the coming year.
      Of countries where the Company’s existing or planned key vendors have manufacturing operations, Turkey, India, Peru and Guatemala enjoy Designated Beneficiary Developing Country (“DBDC”) status under the Generalized System of Preferences (“GSP”), a special status that is granted by the United States to developing nations. DBDC status allows certain products imported from those countries to enter the United States under a reduced rate of duty. In order to maintain that status, the countries are required to meet several criteria. The GSP was renewed in 2002 through December 31, 2006.
      The Company cannot predict whether any of the foreign countries in which its clothing and accessories are currently manufactured or any of the countries in which the Company’s clothing and accessories may be manufactured in the future will be subject to these or other import restrictions by the United States government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, or both, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost or reduce the supply of apparel available to the Company and adversely affect the Company’s business, financial condition and results of operations. The Company’s merchandise flow may also be adversely affected by political, social and infrastructure instability in any of the countries in which its goods are manufactured, politically-motivated trade sanctions or other restrictions by either the United States or the foreign country in which the vendor is located, significant fluctuation in the value of the U.S. dollar against applicable foreign currencies and restrictions on the transfer of funds.
Advertising and Promotion
      The marketing program for the Company currently consists of the following integrated components:

•	The Company’s loyalty programs-the Passport Club and The Black Book (see “Customer Loyalty” discussion within the Business Strategies section)

•	Direct mail/catalogs

•	National print and TV advertising

•	Internet and direct phone sales

•	Community outreach programs
      In November 1999, an integrated marketing program was initiated with store mailers and national print advertising reinforcing each other. The Passport Club database was expanded with inquiries from advertising prospect mailings and signup drives in the stores. The catalogs were upgraded at that time to reflect a move towards a sophisticated lifestyle. The mailers were successful in driving traffic into the stores and this program has been expanded each year since. Most of the active Passport and Black Book customers maintained in the database currently receive an average of one mailer per month. The national print ad and television programs currently focus on magazines and television shows that have produced the best response rates for Chico’s measured by inquiries over the telephone and the Company’s website. A regional and national test of television ads for the Chico’s brand was conducted for the first time during fiscal 2001 with a strong response. Chico’s has increased its television advertising presence in all fiscal years since fiscal 2001.
      Internet and telephone sales began on a limited basis in fiscal 2000. The Company experienced direct sales (catalog and Internet) of approximately $36.2 million in fiscal 2005. In addition, the Company’s call center takes in thousands of store and catalog request inquiries per week. The Company anticipates approximately 90 million catalogs or mailers, together with national print, television ads, and web presence will be part of a marketing budget that will be between 3.5% and 4.0% of net sales during fiscal 2006, versus 3.7% of net sales in fiscal 2005, which included approximately 63 million catalogs. In late fiscal 2003, the Company launched the first ever catalog showcasing the WH|BM brand merchandise and anticipates continuing to produce catalogs, generally monthly, for WH|BM in the future. The Company has also added national magazine and television advertisements for WH|BM for the first time in fiscal 2005 and the Company intends to continue to use and expand this form of advertising for WH|BM.
      The Company also places additional emphasis on what it refers to as its “outreach programs.” These outreach programs include, among other events, fashion shows and wardrobing parties that are organized and hosted by its publicity managers, events coordinator, and by store managers and sales associates. As part of these outreach programs, the Company also encourages its managers and sales associates to become involved in community projects. The Company believes that these programs are effective marketing vehicles in providing introductions to new customers and it has developed programs to help its store level associates use these programs. To that end, in fiscal 2005, the Company established separate Public Relations departments for Chico’s and WH|BM to coordinate fashion shows and events nationally and to obtain more awareness for such events in local newspapers and magazines.
      All of the activities of marketing (creative direction, media scheduling/analysis, budgeting, direct marketing, database management, circulation, production, forecasting, public relations, web design and administration) are supervised in-house, thus resulting in a coordinated effort and a unique look. Most importantly, the structure helps the Company to keep pace with a fast moving merchandising schedule and enables the Company to reinforce its core concepts of “something new everyday” and “make women feel beautiful.”
Competition
      The women’s retail apparel business is highly competitive and has become even more competitive in the past several years. The Company’s stores compete with a broad range of national and regional retail chains, including other women’s apparel stores, department stores, and specialty stores, as well as local retailers in the areas served by the Company’s stores and mail order and internet merchandisers, all of which sell merchandise generally similar to that offered in its stores. Even discount department stores carry some merchandise which is designed to compete for some of the consumers that historically have been the target customers for the Company’s various brands. The perceived growth opportunities within the women’s apparel market has encouraged the entry of many new competitors, including a few large, well known and established specialty retailers, as well as increased competition from existing competitors. Certain of our competitors have greater name recognition as well as greater financial, marketing and other resources.
      The retailers that are believed to most directly compete with Chico’s stores are the mid-to-high end department stores including Nordstrom’s, Dillards, Neiman-Marcus, Bloomingdale’s, Marshall Field’s and Saks Fifth Avenue and specialty stores including The Gap, Talbots, J. Jill, Forth and Towne, The Limited, Banana Republic, Christopher & Banks, and Coldwater Creek, as well as local boutique retailers. The retailers that are believed to most directly compete with WH|BM stores are the same mid-to-high end department

stores named above and specialty stores which include Ann Taylor, Ann Taylor Loft, Banana Republic, Cache, Anthropologie, bebe, and Arden B. as well as local boutiques. Although management believes there is currently limited direct competition for Soma merchandise largely because of the distinctive nature of the Company’s merchandise designed with the Chico’s target customer in mind, the retailers that are believed to most directly compete with Soma stores are the same mid-to-high end department stores and certain of the specialty stores named above, local boutiques, and to a lesser degree, Victoria’s Secret. The number of competitors and the level of competition facing the Company’s stores vary by the specific local market area served by individual Chico’s, WH|BM or Soma stores. The Company is currently evaluating the competitive environment surrounding the Fitigues concept.
      The following are several factors that the Company considers important in competing successfully in the retail apparel industry: breadth of selection in colors and styles of merchandise; product procurement and pricing; ability to address customer preferences and be in line with fashion trends; inventory control; reputation; quality of merchandise; store design and location; visual presentation; effective use of customer mailing lists and frequent shopper programs, and advertising and customer service. The Company believes that the Company’s emphasis on personalized service and customer assistance, the distinctive designs of its clothing and accessories, which provide a perceived high value, their exclusive availability at its stores, the locations of its stores, the effectiveness of the frequent shopper programs and its other marketing programs, are the various means by which the Company competes. Although the Company believes that it is able to compete favorably with other merchandisers, including department stores and specialty retailers, with respect to each of these factors, the Company believes it competes mainly on the basis of its superior customer service and distinctive merchandise selection.
      Along with certain retail segment factors noted above, other key competitive factors for the catalog and Internet operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and web site design and availability. The direct-to-consumer operations compete against numerous catalogs and web sites, which may have greater circulation and web traffic than the Company has.
Employees
      As of January 28, 2006, the Company employed approximately 11,000 persons, approximately 46% of whom were full-time associates and approximately 54% of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, 90% of the Company’s associates worked in Chico’s, WH|BM and Soma front-line and outlet stores and in direct field supervision, 2% worked in the distribution center and 8% worked in corporate headquarters and support functions.
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
Trademarks and Service Marks
      The Company, through its subsidiaries, is the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”) and has a number of trademark and service mark applications pending.
      The Company’s Marks registered in the United States include: CHICO’S, CHICO’S PASSPORT, M.A.P.S., MARKET BY CHICO’S, MOST AMAZING PERSONAL SERVICE, NO TUMMY, PASSPORT, BLACK MARKET, THE WHITE HOUSE, WHITE HOUSE BLACK MARKET, FASHION FOR BOTH SIDES OF YOU, FITIGUES and LEMONADE FOR LIFE. The Company has registered or is seeking to register a number of these Marks in certain foreign countries as well.

      The Company is also actively pursuing an application to register the Mark SOMA BY CHICO’S in the United States, though this application is currently suspended while other previously filed applications are considered.
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
Available Information
      The Company’s website is located at www.chicos.com. Through this website, the Company makes available free of charge all of its Securities and Exchange Commission (“SEC”) filings including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. The Company also maintains various other data on this website, including its recent press releases, corporate governance information, beneficial ownership reports, institutional slide show presentations, quarterly conference calls and other quarterly financial data, e.g. historical store square footage, monthly sales tables, etc. The Company also operates a principally selling website at www.whitehouseblackmarket.com.
      The Company has a Code of Ethics, which is applicable to all associates of the Company, including the principal executive officer, the principal financial officer, the principal accounting officer and the Board of Directors. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s chief executive officer, principal financial officer, principal accounting officer or its Directors) at this location on its website. Copies of the charters of each of the Company’s Audit Committee, Compensation and Benefits Committee and Corporate Governance and Nominating Committee as well as the Company’s Corporate Governance Guidelines, Code of Ethics and Stock Ownership Guidelines are available on the website in the Investor Relations section or in print upon written request by any shareholder.
      The Company has included the CEO and CFO certifications regarding its public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report on Form 10-K. Additionally, the Company filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which was dated July 20, 2005, and indicated that the CEO was not aware of any violations of the Listing Standards by the Company.

ITEM 1A.	RISK FACTORS
      The Company makes forward-looking statements in its filings with the Securities and Exchange Commission and in other oral or written communications. Forward-looking statements involve risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include (but are not limited to) the risks described below. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.
          Effective Management of Growth Strategy
      The Company’s continued growth depends on its ability to open and operate stores successfully and to manage the Company’s planned expansion. During fiscal 2006, the Company plans to open approximately 135-155 net new full-line Company-owned stores, of which 45-55 are expected to be Chico’s stores, 65-70 are expected to be WH|BM stores and 25-30 are expected to be Soma stores. This represents at least 30 net new Company-owned stores more than the net number of stores opened in fiscal 2005, which was the largest number of new stores the Company had opened in any single year. Of the approximately 135-155 net new full-line Company-owned stores, the Company is planning to open 76-80 of these stores in the third quarter of fiscal 2006. The largest net number of stores the Company has ever opened in a single quarter in the past has been 46 stores. In addition to the approximately 135-155 net new full-line Company-owned stores to be opened in fiscal 2006, the Company also plans to add an additional 5-10 Soma “boutique” stores to be located adjacent to or within Chico’s front-line stores. The Company’s planned square footage expansion and number of new stores is dependent upon a number of factors, including locating suitable store sites, negotiating favorable lease terms, having the infrastructure to address the increased new store sizes and targets, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.
          Fluctuations in Comparable Store Sales Results
      The Company’s comparable store sales results have fluctuated in the past on a weekly, monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect comparable store sales results, including changes in fashion trends, changes in the Company’s merchandise mix, timing of catalog mailings, calendar shifts of holiday periods, actions by competitors, weather conditions, and general economic conditions. Past comparable store sales results are not an indicator of future results, and there can be no assurance that the Company’s comparable store sales results will not decrease in the future. The Company’s overall and individual brand comparable store sales results are likely to have a significant effect on the market price of the Company’s common stock.
          Gross Profit Margin Impact of Mix of Sales
      The Company’s gross profit margins are impacted by the sales mix both from the perspective of merchandise sales mix within a particular brand and relative sales volumes of the different brands. Certain categories of apparel and accessories tend to generate somewhat higher margins than others within each brand. Thus, a shift in sales mix within a brand can often create significant impact on the Company’s overall gross margins. On the other hand, the gross margins for the Chico’s brand have been higher than at the WH|BM brand and substantially higher than at the Soma and Fitigues brands. As these other brands sales, particularly sales at WH|BM and Soma, grow at a faster pace than at the Chico’s brand, the Company’s overall gross profit margins may be negatively impacted which could in turn have a material adverse effect on the Company’s results of operations and the market price of the Company’s common stock.
          Risks Associated with Catalog and Internet Sales
      The Company sells merchandise over the Internet through its websites, www.chicos.com and www.whitehouseblackmarket.com. Although the Company’s catalog and Internet operations encompass only 2.6% of the Company’s total sales, it is anticipated that the percentage will continue to grow and thus the risks associated with these operations could have an impact on the Company’s overall operations. The Company’s catalog and Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. The catalog and Internet operations also involve other risks that could have an impact on the Company’s results of operations including hiring, retention and training of personnel to conduct the Company’s catalog and Internet operations, diversion of sales from the Company’s stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. There can be no assurance that the Company’s catalog and Internet operations will continue to achieve sales and profitability growth or even remain at their current level.
          Dependence on Single Distribution Facility
      The Company’s distribution functions for all of its Chico’s, WH|BM and Soma stores and for their respective catalog and Internet sales are handled from a single facility in Barrow County, Georgia. The Company is still evaluating how best to address the distribution functions for its Fitigues stores. Any significant interruption in the operation of the distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the Company’s ability to distribute merchandise to its stores and/or fulfill catalog and Internet orders, which could cause sales to decline. The Company is currently exploring back-up relationships with outside providers of distribution activities to mitigate this risk.
          Market for Prime Real Estate is Competitive
      In order to generate customer traffic, the Company locates many of its stores in prominent locations within shopping centers that have been or are expected to be successful. The Company cannot control the development of new shopping centers, the availability or cost of appropriate locations within existing or new shopping centers, or the success of individual shopping centers. Furthermore, factors beyond the Company’s control impact shopping center traffic, such as general economic conditions, weather and consumer spending levels. A slowdown in the U.S. economy could negatively affect consumer spending and reduce shopping center traffic. In addition, the Company must be able to effectively renew existing store leases. Failure to secure real estate locations adequate to meet annual targets as well as effectively manage the profitability of the Company’s existing fleet of stores could have a material adverse effect on the Company’s results of operations.
          Expensing of Stock Options
      A recently issued accounting standard requires the Company to begin recording compensation expense related to all unvested and newly granted stock options prospectively. The Company adopted this accounting standard on January 29, 2006. In prior years, the Company included such expense on a pro forma basis in the notes to the Company’s quarterly and annual financial statements in accordance with accounting principles generally accepted in the U.S. and did not include compensation expense related to stock options in its reported earnings in the financial statements. Although this accounting change applies to all companies, when the Company begins expensing stock options, because of the extent of options issued by the Company and the volatility of the Company’s stock, the Company’s reported earnings will be materially and negatively impacted and the Company’s stock price could decline.
          Adverse Outcomes of Litigation Matters
      The Company is involved from time to time with litigation and other claims to its business. These issues arise primarily in the ordinary course of business and often raise complex factual and legal issues, which are subject to risks and uncertainties, which could require significant management time. The Company believes that the Company’s current litigation issues will not have a material adverse effect on the Company’s results of operations or financial condition. However, the Company’s assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability or outcome of such litigation and additional litigation that is not currently pending could have a more significant impact on the Company and its operations.
          New Headquarters Construction
      In fiscal 2005, the Company acquired 105 acres in south Fort Myers, Florida for approximately $37.8 million, which was intended to be used for the location of a new headquarters campus. Because of significant increases in construction costs, traffic issues in the area and other factors, the Company is reevaluating whether it will proceed with construction of a new headquarters campus on that location or expand at its current location. The Company anticipates that its cash and marketable securities on hand and cash from operations will be more than adequate to cover the costs of construction for its headquarters at either location, as well as all other capital expenditures incurred over the next several years for store construction, expansion and renovation. However, in the event that such cash and marketable securities on hand and cash from operations is not sufficient to meet the Company’s capital expenditures needs, the Company may need to draw on its line of credit or seek other financing in order to fund the costs of construction of the headquarters or other capital expenditures. In addition, if a decision is made to expand at the Company’s current location, the Company expects that it will be able to dispose of the 105 acre property in due course without suffering any significant loss. Regardless of whether the Company constructs a new headquarters campus or expands at its current location, such activities could potentially result in temporary disruptions of operations or a diversion of management’s attention and resources.
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
          Effects of War, Terrorism or Other Catastrophes
      In response to the terrorist attacks of September 11, 2001, security has been heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in regional shopping centers. In addition, local authorities or shopping center management could close regional shopping centers in response to any immediate security concern. For example, on September 11, 2001, a substantial number of the Company’s stores were closed early in response to the terrorist attacks. Lower customer traffic due to security concerns and war, or the threat of war, or weather catastrophes such as hurricanes, could result in decreased sales that would have a material adverse impact on the Company’s business, financial condition and results of operations.
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
          Maintaining Proper Inventory Levels
      The Company maintains an inventory of merchandise in its stores and distribution center, particularly of selected products that the Company anticipates will be in high demand. The Company may be unable to sell the merchandise it has ordered in advance from manufacturers or that it has in its inventory. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. These events could significantly harm the Company’s operating results and impair the image of one or more of the Company’s brands. Conversely, if the Company underestimates consumer demand for its merchandise, particularly higher volume styles, or if the Company’s manufacturers fail to supply quality products in a timely manner, the Company may experience inventory shortages, which might result in missed sales, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm the Company’s business.
          Price, Availability and Quality of Fabrics
      Fluctuations in the price, availability and quality of fabrics and other raw materials used in producing the Company’s products could have a material adverse effect on the Company’s cost of goods or its ability to meet customer demands. The price and availability of such fabrics and other raw materials may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs and weather conditions. In the future, the Company may not be able to pass all or a portion of such higher fabric and other raw materials prices on to its customers.
          Reliance on Third-Party Manufacturers
      All of the Company’s merchandise is produced by independent manufacturers. The Company does not have long-term contracts with these manufacturers. In addition, the Company faces the risk that these third-party manufacturers with whom it contracts to produce its merchandise may not produce and deliver the Company’s merchandise on a timely basis, or at all. As a result, the Company cannot be certain that these manufacturers will continue to manufacture merchandise for the Company or that the Company will not experience operational difficulties with its manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control, shortages of fabrics or other raw materials, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to the Company’s expectations could result in supply shortages for certain merchandise and harm the Company’s business.
          Reliance on Foreign Sources of Production
      Although the Company has certain portions of its manufacturing of clothing with United States manufacturers, a majority of the Company’s clothing and accessories are still manufactured outside the United States and the percentage is growing. As a result, the Company’s business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in a region that the Company does business; (iii) imposition of duties, taxes, and other charges on imports; (iv) foreign exchange rates; and (v) local business practice and political issues, including issues relating to compliance with domestic or international labor standards.
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
          Manufacturer Compliance with Labor Practices Requirements
      Although the Company has strict ethical labor policies and seeks to be diligent in its monitoring of compliance with these policies, the Company does not have absolute control over the ultimate actions or labor practices of its independent manufacturers. The violation of labor or other laws by one of its key independent manufacturers or the divergence of an independent manufacturer’s labor practices from those generally accepted as ethical in the United States or country in which the violation or divergence occurred, could interrupt or otherwise disrupt the shipment of finished merchandise to the Company or damage the Company’s reputation. Any of these, in turn, could have a material adverse effect on the Company’s financial condition and results of operations.
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
          Strategic Development of Certain New Concepts
      A significant portion of the Company’s business strategy involves developing and growing certain new concepts.
      During fiscal 2004, the Company launched a new 10-store concept, Soma, in which the product offering is focused around intimate apparel, sleepwear, and activewear for the Chico’s target customer. The Company has committed significant financial and human resources to launching and developing this concept. During fiscal 2005, the Company opened an additional five Soma stores based on initial performance of the first 10 stores and based on perceived prospects. To help further expand the concept, the Company plans to open 25-30 new Soma full-line stores in fiscal 2006 as well as 5-10 Soma “boutique” stores adjacent to or within Chico’s front-line stores. Furthermore, in late January 2006, the Company acquired most of the assets of Fitigues, a retailer with 12 stores positioned throughout the country and with its headquarters in Scottsdale, Arizona. Fitigues sells luxurious comfortable clothing through its free-standing retail store locations as well as through its customer catalog and over the Internet.
      The Company’s ability to succeed in these new concepts requires significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers. There can be no assurance that the Company will be able to develop and grow these or any other new concepts to a point where they will become profitable, or generate positive cash flow. If the Company cannot successfully execute its growth strategies for these new concepts, the Company’s financial condition and results of operations may be adversely impacted.
          Successful Integration of Businesses Acquired
      As part of the Company’s growth strategy, the Company has made certain acquisitions, including the acquisition of WH|BM in 2003 and, most recently, the acquisition of most of the assets of Fitigues. Although the Company appears to have been successful in integrating WH|BM, the integration of Fitigues has only

recently begun. The integration of these and any future acquisitions may not be successful or generate anticipated sales increases. When the Company acquires businesses, it believes those businesses can enhance its business opportunities and its growth prospects. All acquisitions involve risks that could materially adversely affect the Company’s business and operating results. These risks include:

•	Distracting management from the Company’s business operations;

•	Losing key personnel and other employees;

•	Costs, delays and inefficiencies associated with integrating acquired operations and personnel;

•	The impairment of acquired assets and goodwill, and

•	Acquiring the contingent and other liabilities of the businesses acquired.
      In addition, acquired businesses may not provide the Company with increased business opportunities, or result in the growth that the Company anticipates. Furthermore, integrating acquired operations is a complex, time-consuming, and expensive process. Combining acquired operations may result in lower overall operating margins, greater stock price volatility, and quarterly earnings fluctuations. Cultural incompatibilities, career uncertainties, and other factors associated with such acquisitions may also result in the loss of employees. Failure to acquire and successfully integrate complementary practices, or failure to achieve the business synergies or other anticipated benefits, could materially adversely affect the Company’s business and results of operations.
          Protection of Intellectual Property
      The Company believes that its trademarks, copyrights, and other intellectual and proprietary rights are important to its success. Even though the Company takes action to establish, register and protect its trademarks, copyrights, and other intellectual and proprietary rights, there can be no assurance that the Company will be successful or that others will not imitate the Company’s products or infringe upon the Company’s intellectual property rights. In addition, there can be no assurance that others will not resist or seek to block the sale of the Company’s products as infringements of their trademarks, copyrights, or other proprietary rights. If the Company is required to stop using any of its registered or non-registered trademarks or copyrights, the Company’s sales could decline and its business and results of operations could be adversely affected.
          Goodwill and Intangible Assets
      As of January 28, 2006, the Company’s goodwill and other intangible assets (trademark) totaled approximately $61.8 million and $34.0 million, respectively. The Company acquired substantially all of the goodwill and trademark value through its acquisition of The White House, Inc. At the time of the acquisition, the Company determined that the WH|BM trademark had an indefinite useful life. Goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment annually or more frequently if impairment indicators arise. If the Company determines in the future that impairment has occurred, the Company would be required to write off the impaired portion of goodwill or the trademark asset, which could substantially impact the Company’s results of operations.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None.

ITEM 2.	PROPERTIES
Stores
      The Company’s stores are located throughout the United States as well as the U.S. Virgin Islands and Puerto Rico, with a significant concentration in California, Florida, Texas and the northeastern United States.
      As a matter of policy, the Company prefers to lease its stores and all the stores currently operated by the Company are leased. Lease terms typically range from five to ten years and approximately 57% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. Approximately 74% of the leases have percentage rent clauses which require the payment of additional rent based on the store’s net sales in excess of a certain threshold and approximately 28% have early cancellation clauses if certain sales levels are not met in specific periods.
      The following table, which covers all of the 770 Company-owned stores existing as of March 17, 2006, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

	Leases Expiring Each Year	Leases Expiring Each Year
Fiscal Year Ending	if No Renewals Exercised	if All Renewals Exercised

February 3, 2007	63	14
February 2, 2008	68	11
January 31, 2009	82	22
January 29, 2010 and thereafter	557	723
Headquarters and Distribution Center
      The Company’s World Headquarters is located on approximately 35 acres in Fort Myers, Florida. The facility currently consists of its corporate and administrative headquarters that comprises approximately 147,000 square feet, and includes the Chico’s and Soma design offices (including pattern making, sewing and sampling activities), as well as a separate 12,000 square foot office building that is being used as the WH|BM headquarters. The Company also owns 6.67 acres of vacant land adjacent to its headquarters (which is included in the 35 acres). This land was acquired for possible future expansion of the Company’s current headquarters.
      In fiscal 2005, the Company completed the purchase of 105 acres in south Fort Myers, Florida for approximately $37.8 million, which was intended to be used for the location of a new headquarters campus. Because of significant increases in construction costs, traffic issues in the area and other factors, the Company is reevaluating whether it will proceed with construction of a new headquarters campus on that location or instead expand in its current location.
      In order to help with immediate space needs, the Company has leased approximately 12,500 square feet of off-site space in the Fort Myers area for its call center, has leased approximately 21,000 square feet off-site space for its finance department and may lease additional off-site space in the Fort Myers area to house discrete business units until its long-term solution is in place.
      The Company owns 52 acres of land in Barrow County, Georgia with its distribution center situated thereon. This facility consists of 202,000 square feet of distribution space and 31,000 square feet of office space. At the time of this acquisition, the Company also secured a commitment from the local county to permit the addition of up to another 200,000 square feet of distribution space and 6,000 square feet of office space in the future, subject to final approval by the local county at the time the Company petitions the county to add the additional square footage. The Company paid approximately $7.2 million for the land and buildings and spent $5.5 million to equip, modify, and accommodate the move to the new facility.
      In fiscal 2005, the Company completed the purchase of an additional 19 acres of improved property adjacent to its Winder campus distribution center to be used for all direct to consumer fulfillment (i.e. catalog and Internet). The Company believes this property, which includes a 50,000 square foot building, will adequately address the continuing growth in the volume of direct to consumer Chico’s sales and the expanded number of direct to consumer items that are being made available with respect to the WH|BM and Soma brands.
      All property purchases have been funded from the Company’s existing cash and marketable securities balances.

ITEM 3.	LEGAL PROCEEDINGS
      The Company was named as defendant in a putative class action suit filed in May 2003 in the Superior Court for the State of California, County of San Francisco, Charissa Villanueva v. Chico’s FAS, Inc. The Complaint alleged that the Company, in violation of California law, had in place a mandatory uniform policy that required its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. Although the Company believed it had strong defenses to the allegations in this case, the Company agreed to participate in a voluntary private mediation on November 10, 2004. The parties reached a settlement at the mediation, notice was given to class members regarding the filing of claim forms to participate in the settlement, the period for filing claims lapsed, and no class members filed objections to the settlement. On December 2, 2005, the Court gave its final approval to the settlement. The Company made all required payments under the settlement. The Court was notified that administration of the settlement has been completed. The total settlement costs were not material to the Company’s financial statements taken as a whole.
      The Company was named as the defendant in a suit filed in July 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President — Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. Based on testimony and information that has been obtained in the discovery process, the Company has asserted certain counterclaims against the plaintiff. No trial date has yet been set. The Company believes the plaintiff’s case is without merit and will continue to vigorously defend the litigation and prosecute its counterclaims.
      The Company was named as defendant in a putative class action suit filed in May 2005 in the Superior Court for the State of California, County of Los Angeles, Marie Nguyen v. Chico’s FAS, Inc. The Complaint alleged that the Company, in violation of California law, requested or required its customers, in connection with the sign-up process for its Passport Club and as such, as part of a credit card transaction, to provide certain personal identifying information. The Company filed an answer denying the material allegations of the Complaint. In late 2005, the plaintiff determined that she did not wish to pursue her claims. On January 3, 2006, the plaintiff voluntarily dismissed the complaint, without prejudice. The Company made no payments or promises to the plaintiff in order to obtain the dismissal.
      The Company was named as defendant in a putative class action suit filed in June 2005 in the Superior Court for the State of California, County of San Bernardino, Carol Schaffer v. Chico’s FAS, Inc. et al. The Complaint alleged that the Company, in violation of California law, failed to: (1) pay overtime wages, (2) permit rest and meal periods, and (3) timely pay separation wages, among other claims. Although the Company believed it had strong defenses to the allegations in this case, the Company agreed to participate in a voluntary private mediation on March 16, 2006. The Company reached a settlement at that mediation, which is subject to preliminary and final approval by the Court. Notice of the settlement will also be sent to all class members, who will be given the opportunity to partake in, opt out of, or object to the settlement. The settlement, if approved by the Court, will have no material adverse effect on the Company’s financial statements taken as a whole.
      The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.

ITEM A.	EXECUTIVE OFFICERS OF THE COMPANY
      The following table sets forth certain information regarding the Company’s existing executive officers:

		Years With
Name	Age	Company	Positions

Scott A. Edmonds	48	12	President, Chief Executive Officer and Director
Charles J. Kleman	55	17	Executive Vice President-Finance, Chief Financial Officer, Treasurer and Director
Patricia Murphy Kerstein	62	8	Executive Vice President-Chief Merchandising Officer
Mori C. MacKenzie	56	10	Executive Vice President-Chief Stores Officer
Charles L. Nesbit, Jr.	50	1	Executive Vice President-Chief Operating Officer
Gary A. King	48	1	Executive Vice President-Chief Information Officer
Patricia Darrow-Smith	44	2	Senior Vice President-General Merchandise Manager-White House
Michael J. Leedy	37	*	Senior Vice President-Chief Marketing Officer
Barry I. Shapiro	51	5	Senior Vice President-Distribution and Logistics
A. Alexander Rhodes	47	3	Senior Vice President-General Counsel and Secretary
Michael J. Kincaid	48	6	Senior Vice President-Finance,
			Chief Accounting Officer and Assistant Secretary

*	Joined the Company in April 2006
      Scott A. Edmonds is President and Chief Executive Officer of the Company. Mr. Edmonds has been employed by the Company since September 1993, when he was hired as Operations Manager. In February 1994, he was elected to the position of Vice President-Operations and, effective January 1, 1996, he was promoted to the position of Senior Vice President-Operations. In February 2000, Mr. Edmonds was further promoted to Chief Operating Officer, in September 2001, Mr. Edmonds was promoted to President, and in September 2003, Mr. Edmonds was appointed to the additional office of Chief Executive Officer. Prior to joining the Company in 1993, Mr. Edmonds was employed by Ferguson Enterprises, Inc., a plumbing and electrical wholesale company since 1980. His last position with Ferguson was President of the Fort Myers, Florida Division.
      Charles J. Kleman, is Executive Vice President-Finance, Chief Financial Officer, and Treasurer of the Company. Mr. Kleman has been employed by the Company since January 1989, when he was hired as the

Company’s Controller. In 1991, he was elected as Vice President/ Assistant Secretary. In 1992, Mr. Kleman was designated as the Company’s Chief Financial Officer. In September 1993, he was elected to the additional position of Secretary/ Treasurer. Mr. Kleman served as Secretary until October 2004. He served as Senior Vice President-Finance from January 1996 through November 1996, effective December 1996, was promoted to the position of Executive Vice President-Finance and effective November 2003, was promoted to the additional position of Chief Operating Officer and served in such capacity until August 2005. Prior to joining the Company, Mr. Kleman was an independent accounting consultant in 1988, and from 1986 to 1988, Mr. Kleman was employed by Electronic Monitoring & Controls, Inc., a manufacturer and distributor of energy management systems, as its Vice President/ Controller. Prior to 1986, Mr. Kleman was employed by various public accounting firms, spending over four years of that time with Arthur Andersen & Co.
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
      Charles L. Nesbit, Jr. is Executive Vice President-Chief Operating Officer for the Company. Mr. Nesbit has been with the Company since August 2004, when he was hired as Senior Vice President-Strategic Planning and Business Development. He was promoted to Executive Vice President-Operations in April 2005 and to the additional title of Chief Operating Officer in August 2005. Prior to joining the Company, Mr. Nesbit spent twenty years at the Sara Lee Corporation where he most recently served as a corporate vice president and Chief Supply Chain Officer for the corporation’s U.S. and Canada apparel operations. He served as President and Chief Executive Officer of Sara Lee Intimate Apparel, the largest intimate apparel company in the United States and Canada, from 1999 to 2003, and President and Chief Executive Officer of the Bali Company from 1996 to 1999.
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
      Patricia Darrow-Smith is Senior Vice President-General Merchandise Manager-White House for the Company and President of White House|Black Market, Inc., a wholly owned subsidiary of the Company. Ms. Darrow-Smith joined the Company in September 2003 as Senior Vice President-Merchandising of The White House, Inc. as a result of the acquisition of The White House, Inc. by the Company. In April 2004, she was appointed Senior Vice President-General Merchandise Manager-White House for the Company. From

1986 to September 2003 Ms. Darrow-Smith served as the most senior merchandising executive of The White House, Inc., most recently as Executive Vice President, Merchandising. Ms. Darrow-Smith previously worked for the Hyatt Hotels Corporation.
      Michael J. Leedy is Senior Vice President-Chief Marketing Officer for the Company. Mr. Leedy joined the Company in April 2006 after over ten years with American Eagle Outfitters, Inc., where he most recently served as Executive Vice President and Chief Marketing Officer. From 1993 to 1995, Mr. Leedy served as President of Method, Inc., a retail brand strategy firm providing consulting services to other retailers. From 1991 to 1993, Mr. Leedy held various positions with The Limited, Inc.
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
      A. Alexander Rhodes is Senior Vice President-General Counsel and Secretary for the Company. Mr. Rhodes joined the Company in January 2003 as its Intellectual Property Counsel, expanding his oversight of legal matters for the Company into several other areas until October 2004, when he was promoted to Vice President-Corporate Counsel and Secretary. In April 2006, Mr. Rhodes was promoted to Senior Vice President-General Counsel and Secretary. Mr. Rhodes graduated from the Stetson University College of Law in 1994. From 1997 through December 2002, Mr. Rhodes practiced law with the Annis Mitchell Cockey Edwards & Roehn and Carlton Fields law firms working primarily in the areas of commercial litigation and intellectual property.
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
      The Company’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CHS”. On March 17, 2006, the last reported sale price of the Common Stock on the NYSE was $42.35 per share.
      The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the New York Stock Exchange (adjusted for the 2-for-1 stock split effectuated on February 22, 2005):

For the Fiscal Year Ended January 28, 2006	High	Low

Fourth Quarter (October 30, 2005-January 28, 2006)	$46.32	$38.50
Third Quarter (July 31, 2005-October 29, 2005)	41.67	30.60
Second Quarter (May 1, 2005-July 30, 2005)	40.39	25.84
First Quarter (January 30, 2005-April 30, 2005)	30.25	24.60

For the Fiscal Year Ended January 29, 2005	High	Low

Fourth Quarter (October 31, 2004-January 29, 2005)	$26.75	$18.86
Third Quarter (August 1, 2004-October 30, 2004)	22.20	16.91
Second Quarter (May 2, 2004-July 31, 2004)	23.40	18.68
First Quarter (February 1, 2004-May 1, 2004)	23.80	18.35
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
      In September 2004, the Company’s Board of Directors approved the repurchase, over a twelve-month period ending in September 2005, of up to $100 million of the Company’s outstanding common stock. The Company repurchased 275,000 shares of its common stock during the third quarter of fiscal 2004 in connection with this stock repurchase program, at a total cost of approximately $5.0 million; no additional repurchases occurred during fiscal 2004 or fiscal 2005 and the balance of the authorized repurchase expired. In March 2006, the Company’s Board of Directors approved a new stock repurchase program, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. Through April 6, 2006, the Company had repurchased 233,310 shares at a total cost of approximately $9.2 million.
      The approximate number of equity security holders of the Company is as follows:

Number of Record Holders
Title of Class	as of March 17, 2006

Common Stock, par value $.01 per share	2,186

ITEM 6.	SELECTED FINANCIAL DATA
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

	Fiscal Year Ended

	January 28,	January 29,	January 31,	February 1,	February 2,
	2006	2005	2004	2003	2002
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)

	(In thousands, except per share and selected operating data)
Operating Statement Data:			(1)
Net sales by Chico’s/ Soma stores	$1,095,938	$889,429	$698,100	$508,492	$362,443
Net sales by WH|BM stores	261,601	142,092	39,818	—	—
Net sales by catalog and Internet	36,151	26,831	22,780	16,070	10,203
Net sales to franchisees	10,885	8,530	7,801	6,546	5,439

Net sales	1,404,575	1,066,882	768,499	531,108	378,085
Cost of goods sold(2)	547,532	411,908	297,477	209,770	153,937

Gross profit	857,043	654,974	471,022	321,338	224,148
General, administrative and store operating expenses	514,529	398,117	289,118	199,495	146,611
Depreciation and amortization	44,201	32,481	21,130	15,050	10,001

Income from operations	298,313	224,376	160,774	106,793	67,536
Interest income, net	8,236	2,327	888	883	507

Income before taxes	306,549	226,703	161,662	107,676	68,043
Provision for income taxes	112,568	85,497	61,432	40,917	25,856

Net income	$193,981	$141,206	$100,230	$66,759	$42,187

Basic net income per share(3)	$1.07	$0.79	$0.58	$0.40	$0.26

Diluted net income per share(3)	$1.06	$0.78	$0.57	$0.39	$0.25

Weighted average shares outstanding-basic(3)	180,465	178,256	172,805	166,618	160,731

Weighted average shares outstanding-diluted(3)	182,408	180,149	176,284	172,064	167,557

Selected Operating Data:
Total stores at period end	763	657	557	378	311
Average net sales per Company store:(4)
Chico’s	$2,179	$2,010	$1,783	$1,556	$1,385
WH|BM	1,402	995	862	—	—
Soma by Chico’s	1,054	—	—	—	—
Average net sales per selling square foot at Company stores:(4)
Chico’s	$1,028	$988	$924	$849	$815
WH|BM	1,028	814	767	—	—
Soma by Chico’s	460	—	—	—	—
Percentage increase in comparable Company store net sales	14.3%	12.9%	16.1%	13.5%	17.1%
Balance Sheet Data (at year end):
Total assets	$999,413	$715,729	$470,854	$301,544	$186,385
Long-term debt	—	—	—	—	5,022
Other noncurrent liabilities	70,318	59,546	24,437	6,551	2,922
Stockholders’ equity	806,427	560,868	374,835	240,133	143,495
Working capital	$415,310	$269,252	$125,991	$105,570	$58,045

(1)	Includes results from The White House, Inc. since September 5, 2003.

(2)	Cost of goods sold includes distribution, merchandising and product development costs, but does not include occupancy cost.

(3)	Restated to give retroactive effect for the 2 for 1 stock splits in February 2005 and July 2002 and for the 3 for 2 stock splits payable in May 2001 and January 2002.

(4)	Average net sales per Company store and average net sales per selling square foot at Company stores are based on net sales of stores that have been operated by the Company for the full year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto.
Executive Overview
      The Company is a specialty retailer of private label, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, WH|BM, and Soma by Chico’s (“Soma”) brand names. In fiscal 2006 and beyond, the Company will also be operating under the Fitigues brand name.
      Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using mainly easy-care fabrics. WH|BM, which the Company acquired in September 2003 and which began operations in 1985, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in the classic and timeless colors of white and black and related shades. Soma was initially launched in August 2004. This concept offers foundation products in intimate apparel, sleepwear, and activewear that is aimed at the Chico’s target customer, but with focus and styling that is expected to ultimately appeal to a broader customer base. Fitigues, which the Company acquired in early fiscal 2006 and which began operations in 1988, targets women who are 25 years old and up. Fitigues is a fitness inspired brand, offering stylish yet comfortable activewear clothing.
      The Company earns revenues and generates cash through the sale of merchandise in its retail stores, to its Chico’s franchisees, and through its call centers, which handle sales related to the Chico’s, Soma, WH|BM and Fitigues catalog and online operations.
      Since the Company opened its first Chico’s store in 1983 principally selling folk art, its retail store system, now selling principally women’s apparel, has grown to 784 stores as of March 17, 2006, of which 534 are Company-owned Chico’s stores, 14 are Chico’s franchised stores, 208 are WH|BM stores, 16 are Soma stores and 12 are Fitigues stores. During fiscal 2005, the Company opened 104 net new Company-owned stores and its franchisees opened two new stores. In early fiscal 2006, the Company acquired the Fitigues brand and its 12 retail store locations.
      From January 30, 2001 through January 28, 2006, the Company opened 422 new Company-owned stores, acquired one store from a franchisee, and one franchisee opened four new franchised stores. Of the new Company-owned stores, 109 were opened in fiscal 2005, 109 were opened in fiscal 2004 (net of the 8 former Pazo stores that were closed and converted into 5 WH|BM stores and 3 Soma stores), 74 were opened in fiscal 2003, 66 were opened in fiscal 2002, and 64 were opened in fiscal 2001. During this same time period, the Company closed 20 Company-owned stores and no franchised stores were closed.
      Front-line Company-owned stores, including all Chico’s and WH|BM front-line stores, all Fitigues front-line stores and Soma front-line stores that are not “boutique” style stores are considered “full-line” stores. The Company expects to open approximately 135-155 net new full-line Company-owned stores during fiscal year 2006. Of this total, 45-55 are expected to be Chico’s stores, 65-70 are expected to be WH|BM stores and 25-30 are expected to be Soma stores. In addition to the 135-155 net new full-line Company-owned stores to be opened in fiscal 2006, the Company also plans to add an additional 5-10 Soma “boutique” stores to be located adjacent to or within Chico’s front-line stores. The Company is still evaluating whether it will open any new Fitigues stores in fiscal 2006 and may do so on an opportunistic basis. In addition, the Company is evaluating certain existing Company-owned store locations, including stores with leases coming up for renewal, and is considering the possibility of closing between 6-8 existing Chico’s stores, 4-5 WH|BM stores and 1 Fitigues store in fiscal 2006.
      In September 2003, the Company acquired The White House, Inc., and its concept, WH|BM, for approximately $93 million, of which approximately $88 million consisted of cash consideration (net of cash acquired) and the balance consisted of the Company’s common stock. The White House, Inc. was a privately held retailer, which operated 107 stores in 30 states, Puerto Rico and the U.S. Virgin Islands, on the closing date of the acquisition.
      The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores, its growth in comparable store sales, and its strong operating margin arising out of favorable gross margin and leverage of operating costs. In the last five years the Company has grown from 250 stores as of January 30, 2001 to 763 stores as of January 28, 2006, which includes the significant store growth resulting from the acquisition of WH|BM in fiscal 2003. The Company continues to expand its presence through the opening of new stores, the development of new opportunities such as Soma and through the extension of its merchandise line. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease (including a decrease from the rate of overall sales growth experienced in recent years which has been in the range of 30-40%), such anticipated decrease in rate of growth reflecting in large part the Company’s significantly increased size, its more manageable 25-30% net square footage growth goal for fiscal 2006 and 20% net square footage growth goal in fiscal 2007 and the expectation that its same store sales increases will moderate. Nevertheless, even at a reduced growth rate, the Company expects to continue its ability to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.
      Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining the newness, fit and comfort in its merchandise offerings, customer acceptance of new store concepts, effectively integrating acquired businesses, effectively maturing the newer brand concepts, effectively implementing the process of senior management succession, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

•	Comparable same store sales growth — In fiscal 2005, the Company’s comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) was 14.3%. This increase represents the ninth consecutive year in which the Company has experienced double-digit comparable store sales growth. The Company believes that comparable store sales growth, although not necessarily double-digit growth, is a critical success factor and a positive indication of the Company’s ability to manage its expansion and its ability to operate stores effectively. Maintaining comparable same store sales growth over an extended period of time into the future can be impacted by saturation, customer receptiveness to new product offerings and price elasticity, among other factors. In October 2004, the acquired WH|BM stores entered into the comparable store base. As a result, the ability of the Company to maintain strong comparable same store sales increases within the WH|BM stores will be important to the ability of the Company to continue its comparable same store sales growth. Also, beginning in September 2005, Soma stores entered the comparable store base, however, due to the small number of stores, these stores have not had a material impact on the comparable stores sales calculation. The recently acquired Fitigues stores will not enter the comparable store base until February 2007.

•	Positive operating cash flow — In fiscal 2005, the Company generated $268 million of cash flow from operations compared with $224 million in fiscal 2004, which represents an increase of 20.0%. The Company believes a key strength of its business is the historical ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, additional infrastructure costs associated with the distribution center, costs associated with the Company’s proposed new corporate headquarters expansion project, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions that may arise from time to time. Cash flow can be negatively impacted by a slow down in sales, higher costs of goods sold as a percentage of sales and increased selling, general and administrative expenses as a percentage of sales. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section.

•	Loyalty Clubs — Management believes that a significant indicator of the Company’s success is the growth of the its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs from its personalized customer service training programs and its marketing initiatives.

        The Passport Club, the Chico’s and Soma frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and upon spending $500, customers automatically become permanent members and are entitled to a lifetime 5% discount and other benefits. During fiscal 2005, the Company added approximately 392,000 net new permanent Passport Club members and approximately 815,000 net new preliminary Passport Club members. In fiscal 2005, permanent Passport Club members accounted for approximately 78% of overall sales, about the same as in fiscal 2004 and preliminary members accounted for approximately 14% of overall sales. The Company believes that the growth of its Passport Club indicates that the Company is still generating strong interest from new customers, many of whom tend to become long-term loyal customers, due in large part to the Company’s commitment to personalized customer service and constant newness of product.
        The Company introduced a new frequent shopper program at its WH|BM stores during October 2004 called “The Black Book.” The Black Book loyalty program is similar to the Passport Club in all key respects except that members become permanent upon spending $300, compared to $500 for the Passport Club. During fiscal 2005, WH|BM added approximately 274,000 net new permanent Black Book members and approximately 1,343,000 preliminary Black Book members. In fiscal 2005, the permanent Black Book members accounted for 55% of overall sales, while preliminary members accounted for 32% of overall sales.

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
      The Company continues to evaluate and monitor the progress of its Soma stores, its intimate apparel initiative and it plans to open 25-30 additional full-line Soma stores in fiscal 2006 and also plans to add 5-10 Soma “boutique” stores to be located within or adjacent to Chico’s front-line stores. The Company recognizes that the Soma business can be seen as complementary to its basic apparel business, but it also understands that many aspects of this business require unique attention. The Company monitors Soma merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases. The Company anticipates that additional investment will be required to establish the Soma brand as an acceptable business meeting the profitability goals of the Company over the longer term. The Company believes the Soma brand reduced the Company’s operating margin by approximately 60-65 basis points for fiscal 2005 and the Company anticipates this could increase slightly in fiscal 2006 considering the additional new Soma stores planned. The Company further believes that an impact on operating margin of this order is acceptable when balanced against the possibility of the brand’s perceived longer term growth potential.
      In fiscal year 2005, the Company reported net sales, operating income and net income of $1.4 billion, $298 million and $194 million, respectively, up 31.7%, 33.0% and 37.4%, from the prior fiscal year. The Company’s gross margin decreased to 61.0% in fiscal 2005 from 61.4% in fiscal 2004. The increases in operating income and net income benefited significantly from the leverage associated with the Company’s fiscal 2005 comparable store sales increase of 14.3%. Sales and profitability trends are further discussed in the Results of Operations section.

Results of Operations

Net Sales
      The following table shows net sales by Company-owned Chico’s/ Soma stores, net sales by Company-owned WH|BM stores, net sales by catalog and Internet, and net sales to franchisees in dollars and as a percentage of total net sales for the fiscal years ended January 28, 2006 (fiscal 2005 or “current period”), January 29, 2005 (fiscal 2004 or “prior period”) and January 31, 2004 (fiscal 2003) (dollar amounts in thousands):

	Fiscal 2005%		Fiscal 2004%		Fiscal 2003%

Net sales by Chico’s/ Soma stores	$1,095,938	78.0%	$889,429	83.4%	$698,100	90.8%
Net sales by WH|BM stores	261,601	18.6	142,092	13.3	39,818	5.2
Net sales by catalog and Internet	36,151	2.6	26,831	2.5	22,780	3.0
Net sales to franchisees	10,885	0.8	8,530	0.8	7,801	1.0

Net sales	$1,404,575	100.0%	$1,066,882	100.0%	$768,499	100.0%

      Net sales by Company-owned stores increased over the past three years, both in the aggregate and separately by brand, primarily due to new store openings, the acquisition of The White House, Inc. on September 5, 2003, as well as the current trend of strong increases in the Company’s comparable store net sales (including stores within the comparable store base that have been expanded or relocated within the same general market). Fiscal 2005 and 2004 includes 12 full months of net sales for WH|BM stores whereas fiscal 2003 only includes approximately 5 months of net sales for WH|BM running from the date of the acquisition. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Comparable store sales increases	$145,054	$93,037	$80,935
Comparable same store sales %	14.3%	12.9%	16.1%
New store sales increases	$180,964	$200,566	$148,491
Number of new Company-owned stores opened, net	104	99	72	*

*	Stores acquired in the WH|BM acquisition are not counted as new Company-owned stores opened, and such stores were also not included in the computation of comparable same store sales until October 2004
      The comparable store sales increase of 14.3% in fiscal 2005 was driven primarily by an increase in the number of transactions compared to fiscal 2004 and, to a lesser extent, from an increase of 0.4% in the Chico’s average unit retail price and an increase of 7.8% in the average unit retail price for WH|BM (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix). In fiscal 2005, WH|BM same store sales represented approximately 16% of the total same store sales base compared to 14% in fiscal 2004. The WH|BM same store sales increase for fiscal 2005 was in the mid-to-high thirty percent range while the Chico’s same store sales increase for fiscal 2005 was in the low double digit range. The comparable store sales increase of 12.9% in fiscal 2004 was driven primarily by an increase in the number of transactions compared to fiscal 2003 and, to a lesser extent, from an increase of 1.5% in the Chico’s average unit retail price.
      WH|BM stores were included in the comparable store sales calculation beginning in October 2004, which was 12 full months after the acquisition date of September 5, 2003. For fiscal 2004, WH|BM sales prior to October 2004 are included in new store sales. Sales from WH|BM stores since the date of acquisition on September 5, 2003 and through the end of fiscal 2003 were included in new store sales for fiscal 2003 and no such sales were included in fiscal 2003 comparable store sales. Sales from Soma stores in fiscal 2005 were included in the comparable store sales calculation beginning in September 2005 and did not have a material impact on the calculation while in fiscal 2004, all other sales from Soma stores were included in new store sales. The recently acquired Fitigues stores will not enter into the comparable store base until February 2007.
      Sales from the Company’s discontinued Pazo store concept in fiscal 2004 and 2003 have been included in the new store sales for the applicable periods and no such sales are included in comparable store sales.
      Net sales by catalog and Internet for fiscal 2005 (which included mostly Chico’s and WH|BM merchandise and a small offering of Soma merchandise) increased by $9.3 million, or 34.7%, compared to net sales by catalog and Internet for fiscal 2004. It is believed that the increase was principally attributable to the increased circulation of catalog mailings and additional television spots in fiscal 2005 compared to fiscal 2004 and, to a lesser extent, the launch of the WH|BM website in August 2005 providing WH|BM customers with the opportunity to purchase merchandise over the Internet and through its catalog.
      Net sales by catalog and Internet for fiscal 2004 (which only included Chico’s and a small offering of Soma merchandise) increased by $4.1 million, or 17.8%, compared to net sales by catalog and Internet for fiscal 2003. It is believed that the increase was principally attributable to the increased page count and number of catalog mailings and additional television spots in the current year versus the prior period.

Cost of Goods Sold/ Gross Profit
      The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for fiscal 2005, 2004 and 2003 (dollar amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Cost of goods sold	$547,532	$411,908	$297,477
Gross profit	$857,043	$654,974	$471,022
Gross profit percentage	61.0%	61.4%	61.3%
      The decrease in the gross profit percentage from fiscal 2004 to fiscal 2005 resulted primarily from a decrease in the merchandise margins at the Company’s outlet stores, from the Company’s continued investment in its Soma and WH|BM brands, which generate somewhat lower gross margins (Soma merchandise margins were approximately 10 percentage points lower than the merchandise margins at Chico’s and WH|BM merchandise margins were just under 4 percentage points lower than the merchandise margins at Chico’s), and to a lesser extent, from the Company’s continued investment in the product development and merchandising functions for all of its brands as well as from slightly increased inventory clearance costs. These decreases in gross profit percentage were partially offset by an improvement of approximately 180 basis points in the merchandise margins at WH|BM front-line stores. The improvement of merchandise margins at the WH|BM front-line stores resulted primarily from improved initial markups on new products, moderated in part by a higher markdown rate compared to the prior period. The gross profit percentage for Chico’s front-line stores improved slightly, approximately 10 basis points, for the current period compared to the prior period primarily due to improved initial markups on new products offset by a higher markdown rate compared to the prior period. The Company has accelerated the rollout plans for new stores in fiscal 2006 for Soma and WH|BM with the goal of moving more quickly to profitability in the Soma brand and to take advantage of the positive momentum of the WH|BM brand. Each of these growth strategies is likely to have some short-term downward impact on both gross margins and operating margins, which the Company began to experience in the fourth quarter of fiscal 2005. The Company expects there will be continued pressure on the overall gross margin for each quarter of fiscal 2006, likely to be in the range of 10 to 50 basis points quarter over comparable quarter, with the first half of fiscal 2006 being less impacted than the second half of the fiscal year. In addition, like many other companies, the Company’s gross margin will be negatively impacted by the initial adoption of SFAS 123R.
      The increase in the gross profit percentage from fiscal 2003 to fiscal 2004 was positively impacted by improved margins at the Chico’s front-line stores (mainly due to improved initial merchandise markups which were offset, to a lesser degree, by increased markdowns as a percent of net sales) and, to a lesser extent, from significantly improved margins at the Company’s outlet stores. Also, but to a lesser degree, the gross profit percentage was positively impacted by operating efficiencies associated with the Company’s new distribution center (the costs of which are included in the Company’s cost of goods sold). The gross profit percentage was adversely impacted by WH|BM sales, which carried a lower gross profit percentage than sales at Chico’s front-line stores (WH|BM merchandise margins were approximately 5 percentage points lower than the merchandise margins at Chico’s) and an increase in product development costs, as a percentage of net sales, primarily due to an investment in the WH|BM merchandise and product development teams and costs associated with the launch of the Soma brand in the third quarter of fiscal 2004. To a lesser extent, the gross profit percentage was adversely impacted by increased inventory clearance costs.

General, Administrative and Store Operating Expenses
      The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for fiscal 2005, 2004 and 2003 (dollar amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003

General, administrative and store operating expenses	$514,529	$398,117	$289,118
Percentage of total net sales	36.6%	37.3%	37.6%
      The increase in general, administrative and store operating expenses in dollars was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, an increase in marketing expenses and other general corporate infrastructure costs to support the Company’s rapid growth, including expenses related to housing of off-site business units.
      General, administrative and store operating expenses as a percentage of net sales decreased 70 basis points over the prior period primarily because there was $3.4 million of rent expense included in fiscal 2004 related to prior fiscal years (see further discussion below) to adjust the Company’s presentation of rent expense with no comparable expense in fiscal 2005. General, administrative and store operating expenses as a percentage of net sales was also positively impacted by a significant decrease in WH|BM store operating expenses (primarily in personnel and occupancy costs) as a percentage of total net sales over the prior period resulting from leverage associated with the WH|BM comparable store sales increase in the mid-to-high thirty percent range. These decreases in general, administrative and store operating expenses as a percentage of total net sales were partially offset by increased incentive compensation as a result of the Company’s strong financial performance. As a result of the Company’s decision to accelerate the rollout plans for new stores in fiscal 2006 for Soma and WH|BM and certain longer term initiatives in the management information systems and store payroll areas, the Company expects there could be a slightly higher level of general, administrative and store operating expenses as a percentage of net sales in fiscal 2006. Nevertheless, the Company is optimistic that it will be able to manage these increased costs so as to mitigate the extent of any negative impact on the percentage. In addition, like many other companies, the Company’s general, administrative and store operating expenses will be negatively impacted by the initial adoption of SFAS 123R. The Company anticipates that these new equity compensation expensing requirements will have the effect of reducing annual earnings in fiscal 2006 by between eight and nine cents per diluted share.
      In fiscal 2004, general, administrative and store operating expenses were impacted by the Company’s decision, in connection with a review of its accounting practices relating to leasing transactions, to record a one-time, non-cash adjustment related to the timing of rent expense for store locations. Previously, the Company followed a practice prevalent across the retailing industry, in which it recognized the straight line rent expense for leases beginning generally on the earlier of the store opening date or lease commencement date, which had the effect of excluding the build-out period of its stores from the calculation of the period over which it expensed rent. The Company now records rent expense when it takes possession of a store, which occurs before the commencement of the lease term or approximately 45-60 days prior to the opening of the store. This adjustment resulted in a one-time, cumulative, non-cash increase to rent expense of approximately $4.1 million pre-tax. Of the $4.1 million pre-tax expense recorded in fiscal 2004, $0.7 million was attributable to the current year and $3.4 million pre-tax, was related to prior fiscal years.

      Furthermore, in fiscal 2004, the Company revised the manner in which it accounts for construction allowances from landlords of properties leased by the Company for its stores. For fiscal 2004 and for future fiscal years, construction allowances are amortized as a reduction of rent expense, rather than being amortized as a reduction of depreciation expense, which was the approach followed in fiscal years prior to 2004. For fiscal 2004, the impact of amortizing construction allowances as a reduction of rent expense rather than as a reduction of depreciation expense resulted in a decrease to rent expense of approximately $4.2 million. The net impact of these two lease accounting adjustments was immaterial to general, administrative and store operating expenses in total and as a percentage of total net sales.
      General, administrative and store operating expenses in fiscal 2004 as a percentage of net sales improved 30 basis points over fiscal 2003 primarily because there was $2.9 million of store closing costs associated with the conclusion of the Pazo test concept included in fiscal 2003 with no comparable expense in fiscal 2004. General, administrative and store operating expenses as a percentage of net sales was positively impacted during fiscal 2004 by decreases in Chico’s store operating expenses as a percentage of net sales compared to fiscal 2003 due primarily to leverage improvements in store personnel and occupancy costs associated with the Company’s current period comparable store sales increase of 12.9%. This improvement was offset to a lesser extent by costs associated with the WH|BM store operating expenses, which tend to run higher than Chico’s store operating expenses as a percentage of net sales. Store operating expenses as a percentage of net sales was also negatively impacted, but to an even lesser degree, by increased marketing costs as a percentage of net sales; costs related to the interim continuation of the WH|BM corporate headquarters and related functions; and costs associated with the Company’s Sarbanes-Oxley initiatives.

Depreciation and Amortization
      The following table shows depreciation and amortization in dollars and as a percentage of total net sales for fiscal 2005, 2004 and 2003 (dollar amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Depreciation and amortization	$44,201	$32,481	$21,130
Percentage of total net sales	3.1%	3.0%	2.7%
      The increase in depreciation and amortization expense from fiscal 2004 to fiscal 2005 was, for the most part, due to capital expenditures related to new, remodeled and expanded stores.
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

Provision for Income Taxes
      The Company’s effective tax rate was 36.7% and 37.7% for fiscal 2005 and 2004, respectively. The decrease in the effective tax rate for fiscal 2005 was primarily attributable to favorable permanent differences, including higher tax-free interest, as well as a slightly favorable change in the Company’s overall state effective tax rate. The Company expects that its effective tax rate for fiscal 2006 will be slightly favorable compared to the effective tax rate for fiscal 2005.

Net Income
      The following table shows net income in dollars and as a percentage of total net sales for fiscal 2005, 2004 and 2003 (dollar amounts in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Net income	$193,981	$141,206	$100,230
Percentage of total net sales	13.8%	13.2%	13.0%
Comparable Company Store Net Sales
      Comparable Company store net sales increased by 14.3% in the 52 weeks ended January 28, 2006 when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
      The comparable store percentage reported above includes 67 stores that were expanded or relocated within the last two fiscal years by an average of 974 selling square feet. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 13.3% for fiscal 2005 (versus 14.3% as reported). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. WH|BM stores acquired in The White House, Inc. acquisition were included in the comparable store sales calculation for the first time beginning in October 2004 and WH|BM stores opened since the acquisition are treated the same as all other Company-owned stores. Soma stores began entering into the comparable store sales calculation in September 2005 and due to the small number of stores have not had a material impact on the comparable stores sales calculation. The recently acquired Fitigues stores will not enter into the comparable store base until February 2007.
      The Company believes that the increase in comparable Company store net sales in the current fiscal year resulted from the continuing effort to focus the Company’s product development, merchandise planning and allocation, buying, technical design, and marketing departments on the Company’s target customers. The Company also believes that the look, fit and pricing policy of the Company’s product was in line with the needs of the Company’s target customers. In addition, the Company believes that the increase in comparable store sales was also fueled by a coordinated marketing plan, which includes national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper clubs. To a lesser degree, the Company believes the increase was due to continued store-level training efforts associated with ongoing training programs, the Company’s overall ability to maintain its high standards for customer service and assistance and to an increase in the average unit retails at both Chico’s and WH|BM stores.
      The following table sets forth for each of the quarters of the previous five fiscal years, the percentage change in comparable store net sales at Company-owned stores from the comparable period in the prior fiscal year:
Fiscal Year Ended

	1/28/06	1/29/05	1/31/04	2/1/03	2/2/02

Full Year	14.3%	12.9%	16.1%	13.5%	17.1%

First Quarter	10.8%	20.1%	7.8%	13.2%	27.7%
Second Quarter	15.7%	14.1%	14.6%	11.6%	17.4%
Third Quarter	16.0%	6.1%	20.9%	18.2%	7.0%
Fourth Quarter	14.6%	12.9%	20.5%	11.0%	17.9%

Liquidity and Capital Resources

Overview
      The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned expansion of its headquarters and other central support facilities and for continued improvement in information technology tools. The Company anticipates that its current headquarters facility will be insufficient to meet its needs by the end of fiscal 2006. Accordingly, the Company is engaged in strategic long-term planning to address its space requirements for the future. The Company’s options include expanding its current headquarters facility, building a new headquarters at a different location, or moving into an existing building in a different location.
      In order to help with immediate space needs, the Company has leased off-site space for its call center and finance departments and will likely lease additional off-site space to house discrete business units until its long-term solution is in place. The Company believes that its long term solution should be in place during fiscal 2008, but that interim leasing of additional space in fiscal 2006, fiscal 2007 and early fiscal 2008 should adequately address the Company’s space needs and should not have any material negative impact on the Company’s overall operations.
      Also, to a lesser degree, during fiscal 2004, the Company experienced the need for working capital to address the launching of its new intimate apparel concept, Soma, whose stores began opening during the third quarter of fiscal 2004.
      The following table shows the Company’s capital resources at the end of fiscal year 2005 and 2004 (amounts in thousands):

	Fiscal 2005	Fiscal 2004

Cash and cash equivalents	$3,035	$14,426
Marketable securities	401,445	251,199
Working capital	415,310	269,252
      Working capital increased from fiscal 2004 to fiscal 2005 primarily due to the Company’s ability to generate significant cash from operating activities (in large part due to the Company’s strong comparable store sales), which cash was substantially more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.
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

Operating Activities
      Net cash provided by operating activities was $268.4 million and $223.6 million for fiscal 2005 and 2004, respectively. The cash provided by operating activities for both periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:

•	Depreciation and amortization expense;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.
      Significant adjustments to net income for fiscal 2005 and fiscal 2004 consisted of a non-cash tax benefit related to the exercise of employee stock options of $21.5 million and $27.3 million, respectively.

Investing Activities
      Net cash used in investing activities was $308.3 million and $241.3 million for fiscal 2005 and 2004, respectively.
      The Company’s investment in capital expenditures during fiscal 2005 primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM, and Soma stores ($78.5 million), the purchase of 105 acres in south Ft. Myers, Florida originally intended for the location of a new corporate headquarters campus ($37.8 million), distribution center infrastructure and expansion costs ($6.7 million), costs associated with system upgrades and new software implementations ($9.8 million) and other miscellaneous capital expenditures ($14.8 million). Capital expenditures increased by $54.6 million from fiscal 2004 to fiscal 2005 primarily as a result of the purchase of land for purposes of a new headquarters campus, distribution center expansion, and increased information system technology investments related to new technology initiatives.
      The Company invested $150.2 million, net, in marketable securities in the current year. In the prior year, the Company invested $146.9 million in marketable securities.
      During fiscal 2005, the Company purchased an equity investment in a privately held company for business and strategic purposes totaling $10.4 million. In fiscal 2004, the Company paid $1.3 million to acquire the net assets of a franchise store.

Financing Activities
      Net cash provided by financing activities was $28.5 million and $16.4 million in fiscal 2005 and 2004, respectively. The Company received proceeds in both fiscal 2005 and 2004 from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. In fiscal 2004, the Company satisfied the remaining balances due on capital leases assumed as a result of The White House, Inc. acquisition totaling $1.3 million.
      In September 2004, the Company’s Board of Directors approved the repurchase, over a twelve-month period ending in September 2005, of up to $100 million of the Company’s outstanding common stock. The Company repurchased 275,000 shares of its common stock during fiscal 2004 in connection with this stock repurchase program, at a total cost of approximately $5.0 million.
      During fiscal 2005, twenty-five of the Company’s thirty-seven officers or former officers, its two non-officer inside directors, and four of its seven independent directors exercised an aggregate of 2,137,671 stock options at prices ranging from $1.5834 to $35.16 and several employees and former employees exercised an aggregate of 340,186 options at prices ranging from $0.1805 to $22.10. Also, during this period, the Company sold 45,376 and 46,597 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $25.04 and $29.51, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $28.5 million.

New Store Openings and Headquarters Expansion
      The Company plans to open approximately 135-155 net new full-line Company-owned stores (which includes 45-55 Chico’s stores, 65-70 WH|BM stores and 25-30 new Soma stores) in fiscal 2006. In addition to the 135-155 net new full-line Company-owned stores to be opened in fiscal 2006, the Company also plans to add an additional 5-10 Soma “boutique” stores to be located adjacent to or within Chico’s front-line stores. The Company believes that the liquidity needed for its planned new store growth (including continued investments associated with the decision to grow its new concept, Soma), continuing remodel/expansion program, acquisition of Fitigues and any growth thereof, continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded from cash flow from operations and its existing strong cash and marketable securities balances.
      During fiscal 2005, the Company completed the purchase of 105 acres in south Fort Myers, Florida originally intended for the location of a new corporate headquarters campus for a total acquisition cost of

$37.8 million, which included all transaction costs and $5.4 million of road impact fees. The Company is reevaluating whether it will build on property adjacent to its Metro Parkway campus or pursue a new campus. Additionally, the Company completed the purchase of a facility adjacent to its Winder campus distribution center to be used for all direct to consumer fulfillment (i.e. catalog and Internet) to address the continuing growth in the volume of direct to consumer Chico’s sales and the expanded number of direct to consumer items that are being made available with respect to the WH|BM and Soma brands. These property purchases were funded from the Company’s existing cash and marketable securities balances.
      The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company-owned stores planned to be opened, expanded or relocated in future periods.

Contractual Obligations
      The following table summarizes the Company’s contractual obligations at January 28, 2006 (amounts in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—
Short-term borrowings	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases	418,571	70,749	132,178	103,194	112,450
Non-cancelable purchase commitments	143,841	143,841	—	—	—

Total	$562,412	$214,590	$132,178	$103,194	$112,450

      As of January 28, 2006, the Company’s contractual obligations consisted of amounts outstanding under operating leases and non-cancelable purchase commitments. Amounts due under non-cancelable purchase commitments consists of amounts to be paid under agreements to purchase inventory that are legally binding and that specify all significant terms as well as letters of credit outstanding.
      In June 2005, the Company entered into the Second Restated Revolving Credit Loan Agreement with Bank of America, N.A. (the “Agreement”), which replaced the Restated Revolving Credit and Term Loan Agreement dated as of September 2002, on terms and conditions substantially similar to the replaced facility. The terms of the Agreement provide for a $45 million aggregate revolving credit loan commitment, with a letter of credit sublimit of $40 million and a line of credit sublimit of $5 million. The revolving credit facility initially matures June 1, 2006, but automatically renews for one-year periods through 2010.
      At January 28, 2006 and January 29, 2005, the Company did not have any relationship with unconsolidated entities or financial partnerships, of the type, which certain other companies have established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Therefore, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.
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
Inventory Valuation
      The Company identifies potentially excess and slow-moving inventories by evaluating turn rates and inventory levels in conjunction with the Company’s overall growth rate. Excess quantities are identified through evaluation of inventory ageings, review of inventory turns and historical sales experiences, as well as specific identification based on fashion trends. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in the fashion industry. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories.
Inventory Shrinkage
      The Company estimates its expected shrinkage of inventories between physical inventory counts by applying historical chain-wide average shrinkage experience rates to the related periods’ sales volume. The historical rates are updated on a regular basis to reflect the most recent physical inventory shrinkage experience.
Revenue Recognition
      While the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. Retail sales by Company stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and Company issued coupons. Retail sales by catalog and Internet are recorded when shipments are made to catalog and Internet customers and are net of estimated customer returns. Net sales to franchisees are recorded when merchandise is shipped to franchisees and are net of estimated returns. Revenue for gift certificate and gift card sales is recognized at redemption. Under the Company’s current program, gift certificate and gift card sales do not have expiration dates, and there is no periodic reduction in the Company’s liability under unredeemed gift certificates and gift cards that would have the effect of reducing the amounts that would eventually be remitted to the states under their respective escheat laws.
      The Company’s policy is to honor customer returns in most instances. Returns after 30 days of the original purchase, or returns without the original receipt, qualify for store credit only. The Company will, in certain circumstances, offer full customer refunds either after 30 days or without a receipt. The Company estimates its reserve for likely customer returns based on the average refund experience in relation to sales for the related period.
Evaluation of Long-Lived Assets
      Long-lived assets are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. The Company uses its best judgment based on the most current facts and circumstances surrounding its business when applying these impairment rules. Changes in assumptions used could have a significant impact on the Company’s assessment of recoverability.
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
Self-Insurance
      The Company is self-insured for certain losses relating to workers’ compensation, medical and general liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using historical experience. Although management believes it has the ability to adequately accrue for estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.
Income Taxes
      The Company records reserves for estimates of probable settlements of tax audits. At any point in time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. The Company’s effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings and changes in the expected outcome of tax audits.
Accounting for Contingencies
      From time to time, the Company is subject to various proceedings, lawsuits, disputes and claims (“actions”) arising from its normal business activities. Many of these actions raise complex factual and legal issues and are subject to uncertainties. Accounting for contingencies arising from these actions requires management to use its best judgment when estimating an accrual, if any, related to such contingencies. Management may also consult with outside legal counsel to assist in the estimating process. However, the ultimate outcome of such actions could be different than management’s estimate, and adjustments may be required.
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
      The provisions of SFAS 123R are effective at the beginning of the Company’s 2006 fiscal year. Therefore, the Company will adopt SFAS 123R on January 29, 2006, the beginning of the Company’s 2006 fiscal year, using the modified-prospective method in which compensation cost is recognized for (1) all share-based payments granted after January 28, 2006 and (2) all share-based payments granted on or prior to January 28, 2006, that remain unvested as of such date.

      As permitted by Statement 123, the Company currently accounts for share-based payments under APB 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee or director stock options. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations as well as on the comparability of the results of operations for the next several years, although it will have no impact on its overall financial position. Had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements and the Company estimates the compensation expense impact of adopting SFAS 123R for fiscal 2006 will be in the range of eight to nine cents per diluted share.
      SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption, again impacting the comparability of these financial measures for the next several years. Although the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees and directors exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $21.5 million, $27.3 million and $15.1 million in fiscal 2005, 2004 and 2003, respectively.
Seasonality and Inflation
      Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.
      The Company reports its sales on a monthly basis in line with other public companies in the women’s apparel industry. Although the Company believes this regular reporting of interim sales may provide for greater transparency to investors, the Company is concerned that these interim results tend to be relied upon too heavily as indicative of a trend. For example, such factors as the weather (numerous hurricanes in fiscal 2005 and 2004), national events (elections), international events (9/11 and developments in Iraq), interest rates, increased oil and other energy costs, changes in the nature of its merchandise promotions, and similar factors can significantly affect the Company for a particular period. In addition, the Company’s periodic results can be directly and significantly impacted by the extent to which the Company’s new merchandise offerings are accepted by its customers.
Certain Factors That May Affect Future Results
      This Form 10-K may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation, statements regarding future growth rates of the established Company store concepts, the roll out of the Soma concept and the decision concerning expansion of the Fitigues operations. The statements may address items such as future sales, gross profit expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information.
      These statements, including those in this Form 10-K and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-K, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A, “Risk Factors” of the Company’s Form 10-K.
      These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters and support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees and address management succession, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, Soma and Fitigues merchandise divisions, the ability to integrate acquired businesses such as Fitigues, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
      The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      The market risk of the Company’s financial instruments as of January 28, 2006 has not significantly changed since January 29, 2005. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
      The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of January 28, 2006, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
      The Company’s investment portfolio, which has increased significantly in fiscal 2005, is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes and auction rate securities, which are highly liquid, variable rate municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2009 to 2042, the interest rates are reset, depending on the type of security, every 7, 28 or 35 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of January 28, 2006, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.4 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Chico’s FAS, Inc.
      We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at January 28, 2006 and January 29, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chico’s FAS, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2006 expressed an unqualified opinion thereon.
      As described in Note 1, during fiscal year 2003, the Company changed its method of accounting for inventories.

/s/ ERNST & YOUNG LLP
Tampa, Florida,
March 22, 2006

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 28,	January 29,
	2006	2005

ASSETS
Current Assets:
Cash and cash equivalents	$3,035	$14,426
Marketable securities, at market	401,445	251,199
Receivables, less allowances for sales returns from franchisees of $419 and $325, respectively	7,240	5,106
Income taxes receivable	5,013	—
Inventories	95,421	73,223
Prepaid expenses	13,497	9,429
Deferred taxes	12,327	11,184

Total current assets	537,978	364,567
Property and Equipment:
Land and land improvements	44,893	6,055
Building and building improvements	35,573	29,286
Equipment, furniture and fixtures	187,970	140,360
Leasehold improvements	209,342	166,096

Total property and equipment	477,778	341,797
Less accumulated depreciation and amortization	(131,846)	(93,834)

Property and equipment, net	345,932	247,963
Goodwill	61,796	61,796
Other Intangible Assets	34,041	34,042
Other Assets, Net	19,666	7,361

	$999,413	$715,729

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$47,434	$36,725
Accrued liabilities	74,586	58,258
Current portion of deferred liabilities	648	332

Total current liabilities	122,668	95,315
Noncurrent Liabilities:
Deferred liabilities	65,189	47,149
Deferred taxes	5,129	12,397

Total noncurrent liabilities	70,318	59,546
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.01 par value; 400,000 shares authorized and 181,726 and 178,961 shares issued and outstanding, respectively	1,817	1,790
Additional paid-in capital	202,878	147,652
Unearned compensation	(3,710)	—
Retained earnings	605,537	411,556
Accumulated other comprehensive loss	(95)	(130)

Total stockholders’ equity	806,427	560,868

	$999,413	$715,729

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

Net sales by Chico’s/ Soma stores	$1,095,938	$889,429	$698,100
Net sales by WH|BM stores	261,601	142,092	39,818
Net sales by catalog and Internet	36,151	26,831	22,780
Net sales to franchisees	10,885	8,530	7,801

Net sales	1,404,575	1,066,882	768,499
Cost of goods sold	547,532	411,908	297,477

Gross profit	857,043	654,974	471,022
General, administrative and store operating expenses	514,529	398,117	289,118
Depreciation and amortization	44,201	32,481	21,130

Income from operations	298,313	224,376	160,774
Interest income, net	8,236	2,327	888

Income before income taxes	306,549	226,703	161,662
Income tax provision	112,568	85,497	61,432

Net income	$193,981	$141,206	$100,230

PER SHARE DATA:
Net income per common share — basic	$1.07	$0.79	$0.58
Net income per common and common equivalent share — diluted	$1.06	$0.78	$0.57
Weighted average common shares outstanding — basic	180,465	178,256	172,805
Weighted average common and common equivalent shares outstanding — diluted	182,408	180,149	176,284
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock					Accumulated
			Additional			Other
		Par	Paid-In	Unearned	Retained	Comprehensive
	Shares	Value	Capital	Compensation	Earnings	(Loss) Income	Total

BALANCE, February 1, 2003	170,564	$1,706	$63,133	$—	$175,109	$185	$240,133
Net income	—	—	—	—	100,230	—	100,230
Unrealized loss on marketable securities, net	—	—	—	—	—	(150)	(150)

Comprehensive income							100,080
Issuance of common stock	4,510	45	19,451	—	—	—	19,496
Tax benefit of stock options exercised	—	—	15,126	—	—	—	15,126

BALANCE, January 31, 2004	175,074	1,751	97,710	—	275,339	35	374,835
Net income	—	—	—	—	141,206	—	141,206
Unrealized loss on marketable securities, net	—	—	—	—	—	(165)	(165)

Comprehensive income							141,041
Issuance of common stock	4,162	42	22,645	—	—	—	22,687
Repurchase of common stock	(275)	(3)	—	—	(4,989)	—	(4,992)
Tax benefit of stock options exercised	—	—	27,297	—	—	—	27,297

BALANCE, January 29, 2005	178,961	1,790	147,652	—	411,556	(130)	560,868
Net income	—	—	—	—	193,981	—	193,981
Unrealized gain on marketable securities, net	—	—	—	—	—	35	35

Comprehensive income							194,016
Issuance of common stock	2,570	25	28,442	—	—	—	28,467
Issuance of restricted stock, net	195	2	5,323	(5,325)	—	—	—
Amortization of unearned compensation				1,615	—	—	1,615
Tax benefit of stock options exercised	—	—	21,461	—	—	—	21,461

BALANCE, January 28, 2006	181,726	$1,817	$202,878	$(3,710)	$605,537	$(95)	$806,427

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended

	January 28,	January 29,	January 31,
	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$193,981	$141,206	$100,230

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization, cost of goods sold	4,651	3,605	1,970
Depreciation and amortization, other	44,201	32,481	21,130
Deferred tax (benefit) expense	(8,411)	(2,986)	1,336
Stock-based compensation expense	1,615	—	—
Tax benefit of stock options exercised	21,461	27,297	15,126
Deferred rent expense, net	3,673	6,450	1,874
Loss on impairment and disposal of property and equipment	753	311	3,746
Decrease (increase) in assets, net of effects of acquisition — Receivables, net	(7,147)	1,069	(1,953)
Inventories	(22,198)	(18,280)	(4,658)
Prepaid expenses and other	(5,955)	(2,734)	(1,281)
Increase (decrease) in liabilities, net of effects of acquisition — Accounts payable	10,709	8,929	(3,175)
Accrued and other deferred liabilities	31,073	26,272	11,035

Total adjustments	74,425	82,414	45,150

Net cash provided by operating activities	268,406	223,620	145,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(357,237)	(404,211)	(166,855)
Proceeds from sale of marketable securities	207,026	257,299	153,447
Acquisition of The White House, Inc., net of cash acquired	—	—	(87,636)
Acquisition of equity investment	(10,418)	—	—
Acquisition of franchise store	—	(1,307)	—
Purchases of property and equipment	(147,635)	(93,065)	(52,300)

Net cash used in investing activities	(308,264)	(241,284)	(153,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	28,467	22,684	15,231
Repurchase of common stock	—	(4,992)	—
Payments on capital leases	—	(1,278)	(344)

Net cash provided by financing activities	28,467	16,414	14,887

Net (decrease) increase in cash and cash equivalents	(11,391)	(1,250)	6,923
CASH AND CASH EQUIVALENTS, Beginning of period	14,426	15,676	8,753

CASH AND CASH EQUIVALENTS, End of period	$3,035	$14,426	$15,676

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$360	$107	$142
Cash paid for income taxes, net	$106,091	$56,489	$47,855
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued in acquisition	$—	$—	$4,266
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 28, 2006
(In thousands, except share and per share amounts and where otherwise indicated)

1.	Business Organization and Significant Accounting Policies:

Business Organization
      The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries. The Company operates as a specialty retailer of private label casual clothing, intimates and related accessories. The Company sells its products through traditional retail stores, catalog, a small franchise network and via the Internet at www.chicos.com and www.whitehouseblackmarket.com. As of January 28, 2006, the Company’s retail store system consisted of 763 stores located throughout the United States, the U.S. Virgin Islands and Puerto Rico, 749 of which are owned and operated by the Company, and 14 of which are owned and operated by franchisees.

Fiscal Year
      The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 28, 2006 (fiscal 2005), January 29, 2005 (fiscal 2004) and January 31, 2004 (fiscal 2003). Fiscal 2005, 2004 and 2003 each contained 52 weeks.

Franchise Operations
      A summary of the changes in the number of the Company’s franchise stores as compared to total Company-owned stores as of the end of fiscal 2005 and 2004 is as follows:

	Fiscal	Fiscal
	2005	2004

Franchise stores opened	2	1
Franchise stores repurchased	—	1
Franchise stores in operation at fiscal year-end	14	12
Company-owned stores at fiscal year-end	749	645

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information
      The Company’s brands, Chico’s, WH|BM and Soma, have been aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the Company’s brands.

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

Inventory Valuation

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates and inventory levels in conjunction with the Company’s overall growth rate. Excess quantities are identified through evaluation of inventory ageings, review of inventory turns and historical sales experiences, as well as specific identification based on fashion trends. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in the fashion industry. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories.

Inventory Shrinkage

The Company estimates its expected shrinkage of inventories between physical inventory counts by applying historical chain-wide average shrinkage experience rates to the related periods’ sales volume. The historical rates are updated on a regular basis to reflect the most recent physical inventory shrinkage experience.

Sales Returns

The Company’s policy is to honor customer returns in most instances. Returns after 30 days of the original purchase, or returns without the original receipt, qualify for store credit only. The Company will, in certain circumstances, offer full customer refunds either after 30 days or without a receipt. The Company estimates its reserve for likely customer returns based on the average refund experience in relation to sales for the related period.

Self-Insurance

The Company is self-insured for certain losses relating to workers’ compensation, medical and general liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred using historical experience. Although management believes it has the ability to adequately accrue for estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.
Cash and Cash Equivalents
      Cash and cash equivalents includes cash on hand and in banks and short-term highly liquid investments with original maturities of three months or less.
Marketable Securities
      Marketable securities generally represent variable rate demand notes and auction rate securities, which are highly liquid, variable rate municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2009 to 2042, the interest rates are reset, depending on the type of security, every 7, 28 or 35 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument.
      Marketable securities are classified as available-for-sale and are carried at market value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Property and Equipment
      Property and equipment is stated at cost. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 10 years or less) or the related lease term plus one anticipated renewal when there is an economic penalty associated with non-renewal. The Company’s property and equipment is depreciated using the following estimated useful lives:

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
Operating Leases
      The Company leases retail stores and office space under operating leases. The majority of the Company’s lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. In fiscal 2004, the Company conformed its accounting for operating leases and leasehold improvements to Statement of Financial Accounting Standard No. 13, “Accounting for Leases” (SFAS 13) and its related interpretations as clarified by the Office of the Chief Accountant of the Securities and Exchange Commission to the American Institute of Certified Public Accountants on February 7, 2005.
      Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic penalty associated with non-renewal.
      In periods prior to fiscal 2004, the Company’s consolidated balance sheets reflected the unamortized portion of tenant improvement allowances as a reduction of property and equipment and consolidated statements of cash flows reflect tenant improvement allowances as a reduction of capital expenditures within investing activities. In addition, for fiscal 2004 and future years, these allowances are amortized as a reduction of rent expense and shown as an operating activity on the consolidated statement of cash flows, rather than

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amortized as a reduction of depreciation expense, as in prior fiscal years. Since the impact of this change in accounting was not material to any previously reported fiscal year, the cumulative effect was recorded in the fourth quarter of fiscal 2004.
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
Goodwill and Other Intangible Assets
      The Company adopted the provisions of Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142), as of February 3, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. During fiscal 2003, in connection with the acquisition of The White House, Inc., the Company recorded goodwill and a trademark intangible asset.
      Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of SFAS 142, the Company is not amortizing the goodwill. Impairment testing for goodwill is done at a reporting unit level. Under SFAS 142, reporting units are defined as an operating segment or one level below an operating segment, called a component. Using these criteria, the Company identified its reporting units and further concluded that the goodwill related to the WH|BM acquisition should be assigned to the WH|BM reporting unit. The Company was then required to determine the fair value of the WH|BM reporting unit and compare it to its carrying value. To accomplish this, the Company determined the carrying value of the WH|BM reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible asset to it. In the fourth quarter of fiscal 2005, the Company performed the test as described above, in connection with its annual impairment test required under SFAS 142 and the implied fair value of the WH|BM reporting unit exceeded its respective carrying amount. Therefore, the Company was not required to recognize an impairment loss.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The value of the trademark intangible asset was determined using a discounted cash flow method, based on the estimated future benefit to be received from the trademark. The Company is not amortizing the trademark intangible asset, as the trademark has an indefinite useful life. In the fourth quarter of fiscal 2005, the Company performed an analysis to compare the implied fair value of the trademark asset, using a discounted cash flow method, to its carrying value and concluded that the trademark asset was not impaired.
      The components of the Company’s goodwill consist of the following:

Goodwill related to acquisition of The White House, Inc. in fiscal 2003	$60,370
Goodwill related to acquisition of franchise store in fiscal 2004	1,426

Total	$61,796

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
Long Term Investment
      The Company has an equity investment in a privately held company for business and strategic purposes. This investment is included in other assets on the consolidated balance sheet and is accounted for under the cost method, as the Company does not have significant influence over the investee. The Company monitors the investment for impairment and will make appropriate reductions in the carrying value if the Company determines that an impairment charge is required based on the financial condition and near-term prospects of the company. The Company routinely assesses its compliance with accounting guidance, including the provisions of Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51” (FIN 46R) and any impairment issues. Under FIN 46R, the Company must consolidate a variable interest entity if the Company has a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, the Company’s equity investment is not subject to consolidation under FIN 46R as the Company does not have significant influence over the investee and the Company does not absorb a majority of the entity’s losses, nor does it have a majority of the returns.
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
Fair Value of Financial Instruments
      The Company’s financial instruments consist of cash and cash equivalents, marketable securities, short-term trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate current fair value.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
      Retail sales by Company stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and Company issued coupons. Retail sales by catalog and Internet are recorded when shipments are made to catalog and Internet customers and are net of estimated customer returns. Net sales to franchisees are recorded when merchandise is shipped to franchisees and are net of estimated returns. Revenue for gift certificate and gift card sales is recognized at redemption. Under the Company’s current program, gift certificate and gift card sales do not have expiration dates, and there is no periodic reduction in the Company’s liability under unredeemed gift certificates and gift cards that would have the effect of reducing the amounts that would eventually be remitted to the states under their respective escheat laws.
Vendor Allowances
      From time to time, the Company receives allowances and/or credits from certain of its vendors. The aggregate amount of such allowances and credits is immaterial to the Company’s results of operations.
Shipping and Handling Costs
      Shipping and handling costs to either transport goods between stores or directly to customers, net of amounts paid to the Company by customers to cover these costs, which amounted to $6.3 million, $4.8 million, and $4.1 million in fiscal 2005, 2004 and 2003, respectively, do not represent a significant portion of the Company’s operations and are included in general, administrative and store operating expenses. Amounts paid by customers to cover shipping and handling costs are considered insignificant.
Store Pre-opening Costs
      Operating costs (including store set-up, rent and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included in general, administrative and store operating expenses in the accompanying consolidated statements of income.
Advertising Costs
      Costs associated with advertising are charged to expense as incurred except for catalogs, which are amortized over the life of the catalog (typically less than six weeks). For fiscal 2005, 2004 and 2003, advertising costs of approximately $53.0 million, $40.0 million, and $27.3 million, respectively, are included in general, administrative and store operating expenses.
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

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company uses the intrinsic value method for valuing its awards of stock options and restricted stock and recording the related compensation expense on a straight-line basis, if any, in accordance with APB 25. No stock-based employee or director compensation cost for stock-based equity awards is reflected in net income for fiscal 2004 or 2003 as all options granted during the periods have exercise prices equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123 to all stock-based employee compensation.

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Net income, as reported	$193,981	$141,206	$100,230
Add: Stock-based compensation expense included in reported net income, net of taxes	1,017	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	13,031	9,340	9,359

Net income, pro forma	$181,967	$131,866	$90,871

Net income per common share:
Basic - as reported	$1.07	$0.79	$0.58
Basic - pro forma	$1.01	$0.74	$0.53
Diluted - as reported	$1.06	$0.78	$0.57
Diluted - pro forma	$1.00	$0.73	$0.52
      For pro forma disclosure purposes, the fair value of each option granted has been estimated as of the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 3.9, 3.3, and 3.6 percent for fiscal 2005, 2004 and 2003 respectively, a weighted average expected life of 4.6, 5.0, and 7.0 years for grants made in fiscal 2005, 2004 and 2003 respectively, no expected dividends, and expected volatility of 57, 60, and 65 percent for fiscal 2005, 2004 and 2003, respectively. The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 was $14.22, $10.21, and $7.68, respectively. Options granted under the 1993 Stock Option Plan and the 2002 Omnibus Stock and Incentive Plan (excluding the non-employee director portion thereof) generally vest ratably over three years. The non-employee director option grants under the 2002 Omnibus Stock and Incentive Plan generally vest after six months. The term of all options granted is 10 years.
      Beginning in the first quarter of fiscal 2005, certain of the Company’s officers and non-officers, its two non-officer inside directors, and several of its independent directors were awarded restricted stock, pursuant to restricted stock agreements. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. The Company holds the shares during the vesting period, and the grantee cannot transfer the shares before the termination of that period. The grantee is, however, entitled to vote the common shares and to receive dividends and other distributions thereon. Unearned compensation related to the restricted stock awards is recorded as a component of stockholders’ equity and is amortized ratably over the vesting period of the award. A total of 194,798 shares of restricted stock, net of forfeitures, were granted during fiscal 2005 with a weighted average grant-date fair value of $27.33.
Common Stock Splits
      During fiscal 2004, the Company declared a two-for-one stock split of the Company’s common stock payable in the form of a stock dividend on February 22, 2005, to shareholders of record as of the close of business on February 4, 2005. Stockholders’ equity was restated as of the beginning of the earliest period presented to give retroactive recognition to the stock split by reclassifying the par value of the additional shares

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
arising from the split from additional paid-in capital to common stock. All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements and notes thereto have been restated to reflect this stock split. Par value remained unchanged at $0.01.
Net Income Per Common and Common Equivalent Share
      SFAS No. 128, “Earnings per Share” (SFAS 128), requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share (EPS) on the face of the income statement. As provided by SFAS 128, basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding. Restricted stock grants to employees and directors are not included in the computation of basic EPS until the securities vest. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock.
      The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income as restated for the stock split:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Weighted average common shares outstanding — basic	180,464,882	178,256,214	172,805,064
Dilutive effect of stock options and unvested restricted stock outstanding	1,943,012	1,893,010	3,478,744

Weighted average common and common equivalent shares outstanding — diluted	182,407,894	180,149,224	176,283,808

      The following options were outstanding as of the end of the fiscal years but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares:

	Fiscal	Fiscal	Fiscal
	2005	2004	2003

Number of options	229,680	215,800	624,000
Exercise price	$35.76 - $45.80	$21.65 - $25.85	$15.28 - $19.25
Expiration date	July 18, 2015 - January 16, 2016	March 3, 2014 - January 17, 2015	September 5, 2013 - January 26, 2014
Newly Issued Accounting Pronouncements
      On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004) (SFAS 123R), “Share-Based Payment,” which is a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees and directors, including grants of employee and director stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.
      The provisions of SFAS 123R are effective at the beginning of the first annual period beginning after June 15, 2005. The Company will adopt SFAS 123R on January 29, 2006, the beginning of the Company’s next fiscal year, using the modified-prospective method in which compensation cost is recognized for (1) all share-based payments granted after January 28, 2006 and (2) all share-based payments granted on or prior to January 28, 2006, that remain unvested as of such date.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The impact of SFAS 123R on the Company’s consolidated statements of income in fiscal 2006 and beyond will depend upon various factors, including the amount of awards granted and the fair value of those awards at the time of grant. The Company currently anticipates that the estimated impact of adopting SFAS 123R for fiscal 2006 will be approximately $24.0 million to $27.0 million on a pre-tax basis, or approximately $0.08 to $0.09 per fully diluted share on an after-tax basis. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as had previously been required under the applicable literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. The Company cannot estimate what those amounts will be in the future because they depend on, among other things, when employees exercise stock options.

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
      The total purchase consideration has been allocated to the assets and liabilities acquired, including an identifiable intangible asset (trademark), based on their respective estimated fair values as summarized below. The allocation of the purchase price to the assets and liabilities acquired resulted in excess purchase consideration over the net assets and identifiable intangible asset acquired of $60.4 million and this excess has been assigned to goodwill. Such goodwill and the amounts allocated to the intangible asset are not expected to be deductible for tax purposes. A summary of the final allocation of the purchase price follows:

Cash	$1,280
Accounts receivable	2,189
Inventories	5,330
Other current assets	2,552
Property, plant and equipment	9,079
Intangible asset not subject to amortization — Trademark	34,000
Goodwill	60,370

Total assets acquired	114,800

Current liabilities	9,103
Noncurrent liabilities	1,221
Net deferred tax liability	11,295

Total liabilities assumed	21,619

Net assets acquired	$93,181

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents unaudited pro forma results of operations for fiscal 2003 as if the acquisition of The White House had occurred on February 2, 2003. The unaudited pro forma information presented below is for illustrative purposes only and is not indicative of results that would have been achieved or results which may be achieved in the future:

Fiscal 2003

Net sales	$817,474
Net income(1)	101,021
Net income per common share(2):
Basic	$0.58
Diluted	$0.57

(1)	Includes approximately $2.7 million (pre-tax) of nonrecurring charges related to the acquisition recorded by The White House in its historical results prior to September 5, 2003.

(2)	Adjusted for 2-for-1 stock split effectuated on February 22, 2005.

3.	Property and Equipment Impairment:
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

4.	Marketable Securities:
      The following tables summarize the Company’s investments in marketable securities at January 28, 2006 and January 29, 2005:

January 28, 2006

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Total marketable securities	$401,540	$—	$(95)	$401,445

January 29, 2005

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Total marketable securities	$251,329	$—	$(130)	$251,199

      The following tables show the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
length of time that individual securities have been in a continuous unrealized loss position, at January 28, 2006 and January 29, 2005, respectively:

January 28, 2006

	Less than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Total marketable securities	$84,976	$(95)	$—	$—	$84,976	$(95)

January 29, 2005

	Less than 12 Months		12 Months or Greater		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Total marketable securities	$60,368	$(111)	$4,485	$(19)	$64,853	$(130)

      The unrealized losses presented above are primarily due to changes in market interest rates. The Company has the intent and ability to hold these securities for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the initial cost of the investment. The Company expects to realize the full value of all of these investments upon maturity.

5.	Accrued Liabilities:
      Accrued liabilities consisted of the following:

	January 28,	January 29,
	2006	2005

Allowance for estimated customer returns, gift certificates and store credits outstanding	$37,190	$28,380
Accrued payroll, bonuses and severance costs	22,174	13,872
Other	15,222	16,006

	$74,586	$58,258

6.	Income Taxes:
      The Company’s income tax provision consisted of the following:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Current:
Federal	$106,624	$77,987	$52,798
State	14,355	10,496	7,298
Deferred:
Federal	(8,032)	(2,526)	407
State	(379)	(460)	929

Total income tax provision	$112,568	$85,497	$61,432

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The reconciliation of the income tax provision based on the U.S. statutory federal income tax rate (35 percent) to the Company’s income tax provision is as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003

Tax expense at the statutory rate	$107,292	$79,346	$56,582
State income tax expense, net of federal tax benefit	5,276	6,151	4,850

Total income tax provision	$112,568	$85,497	$61,432

      Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 28, 2006, and January 29, 2005:

	January 28,	January 29,
	2006	2005

Current deferred tax assets:
Accrued liabilities and allowances	$9,638	$9,396
Inventories	2,689	1,788

	$12,327	$11,184

Noncurrent deferred tax assets:
Deferred revenue	$7,712	$10,146
Accrued straight-line rent	6,357	5,004
Deferred compensation	4,333	2,893
Other intangible assets	86	102

	$18,488	$18,145

Noncurrent deferred tax liabilities:
Depreciation	(10,432)	(17,270)
Other intangible assets	(13,185)	(13,272)

	$(23,617)	$(30,542)

      Deferred tax assets at January 28, 2006 and January 29, 2005 totaled $30.8 million and $29.3 million, respectively. Deferred tax liabilities at January 28, 2006 and January 29, 2005 totaled $23.6 million and $30.5 million, respectively.

7.	Deferred Liabilities:
      Deferred liabilities consisted of the following:

	January 28,	January 29,
	2006	2005

Deferred rent	$16,840	$13,168
Deferred compensation	9,864	7,614
Deferred lease credits	39,133	26,699

Total deferred liabilities	65,837	47,481
Less current portion	(648)	(332)

	$65,189	$47,149

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has an unsecured revolving credit facility (the Credit Facility) with Bank of America, N.A., consisting of a total available commitment of $45 million, composed of a line of credit of $5 million (the Line) and a $40 million letter of credit sublimit. All borrowings under the Credit Facility bear interest at the LIBOR rate, plus an additional amount ranging from 0.80 percent to 2.90 percent adjusted quarterly based on the Company’s performance per annum (a combined 5.4 percent at January 28, 2006). The Company is also required to pay, quarterly in arrears, a commitment fee of 0.10 percent per annum on the average daily unused portion of the Line. There are no compensating balance requirements associated with the Credit Facility. No borrowings are outstanding as of January 28, 2006 and January 29, 2005.
      The Credit Facility contains certain restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. In addition, the Company must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage and current ratio requirements. The Company was in compliance with all covenants at January 28, 2006. The Credit Facility provides for automatic renewal for successive one-year periods beginning after June 2006 through June 2010, subject to the right of either party to terminate on each renewal date upon giving proper notice.
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
      The Company leases retail store space, office space and various office equipment under operating leases expiring in various years through the fiscal year ending 2017. Certain of the leases provide that the Company may cancel the lease if the Company’s retail sales at that location fall below an established level, and certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.
      Minimum future rental payments under noncancellable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of January 28, 2006, are approximately as follows:

Fiscal Year Ending:
February 3, 2007	$70,749
February 2, 2008	68,833
January 31, 2009	63,345
January 30, 2010	56,693
January 29, 2011	46,501
Thereafter	112,450

Total minimum lease payments	$418,571

      A majority of the Company’s new store operating leases contain cancellation clauses that allow the leases to be terminated at the Company’s discretion, if certain minimum sales levels are not met within the first few years of the lease term. The Company has not historically exercised many of these cancellation clauses and,

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
therefore, has included commitments for the full lease terms of such leases in the above table. For fiscal 2005, 2004 and 2003, total rent expense under the Company’s operating leases was approximately $91.9 million, $77.7 million, and $59.3 million, respectively, including common area maintenance charges of approximately $11.4 million, $9.5 million, and $6.6 million, respectively, other rental charges of approximately $10.9 million, $8.4 million, and $7.1 million, respectively, and contingent rental expense of approximately $11.9 million, $8.4 million, and $5.7 million, respectively, based on sales.
      At January 28, 2006, the Company has approximately $2.6 million in commercial letters of credit outstanding (see Note 7), which arose in the normal course of business due to foreign purchase commitments.
      The Company was named as defendant in a putative class action suit filed in May 2003 in the Superior Court for the State of California, County of San Francisco, Charissa Villanueva v. Chico’s FAS, Inc. The Complaint alleged that the Company, in violation of California law, had in place a mandatory uniform policy that required its employees to purchase and wear Chico’s clothing and accessories as a condition of employment. Although the Company believed it had strong defenses to the allegations in this case, the Company agreed to participate in a voluntary private mediation on November 10, 2004. The parties reached a settlement at the mediation, notice was given to class members regarding the filing of claim forms to participate in the settlement, the period for filing claims lapsed, and no class members filed objections to the settlement. On December 2, 2005, the Court gave its final approval to the settlement. The Company made all required payments under the settlement. The Court was notified that administration of the settlement has been completed. The total settlement costs were not material to the Company’s financial statements taken as a whole.
      The Company was named as the defendant in a suit filed in July 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President-Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. Based on testimony and information that has been obtained in the discovery process, the Company has asserted certain counterclaims against the plaintiff. No trial date has yet been set. The Company believes the plaintiff’s case is without merit and will continue to vigorously defend the litigation and prosecute its counterclaims.
      The Company was named as defendant in a putative class action suit filed in May 2005 in the Superior Court for the State of California, County of Los Angeles, Marie Nguyen v. Chico’s FAS, Inc. The Complaint alleged that the Company, in violation of California law, requested or required its customers, in connection with the sign-up process for its Passport Club and as such, as part of a credit card transaction, to provide certain personal identifying information. The Company filed an answer denying the material allegations of the Complaint. In late 2005, the plaintiff determined that she did not wish to pursue her claims. On January 3, 2006, the plaintiff voluntarily dismissed the complaint, without prejudice. The Company made no payments or promises to the plaintiff in order to obtain the dismissal.
      The Company was named as defendant in a putative class action suit filed in June 2005 in the Superior Court for the State of California, County of San Bernardino, Carol Schaffer v. Chico’s FAS, Inc. et al. The Complaint alleged that the Company, in violation of California law, failed to: (1) pay overtime wages, (2) permit rest and meal periods, and (3) timely pay separation wages, among other claims. Although the Company believed it had strong defenses to the allegations in this case, the Company agreed to participate in a voluntary private mediation on March 16, 2006. The Company reached a settlement at that mediation, which is subject to preliminary and final approval by the Court. Notice of the settlement will also be sent to all class members, who will be given the opportunity to partake in, opt out of, or object to the settlement. The settlement, if approved by the Court, will have no material adverse effect on the Company’s financial statements taken as a whole.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

9.	Stock Option Plans and Capital Stock Transactions:
1993 Stock Option Plan
      During fiscal year 1993, the Board approved a stock option plan, as amended in fiscal 1999 (the 1993 Plan) for eligible employees of the Company. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of grant or, in the case of an employee owning more than 10 percent of the outstanding stock of the Company and to the extent incentive stock options, as opposed to nonqualified stock options, are issued, the price is not less than 110 percent of such fair market value. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by an employee in any calendar year may not exceed $100,000. Options granted under the terms of the 1993 Plan generally vest evenly over three years and have a 10-year term. As of January 28, 2006, approximately 545,000 nonqualified options remain outstanding under the 1993 Plan.
Independent Directors’ Plan
      In October 1998, the Board approved a stock option plan (the Independent Directors’ Plan) for eligible independent directors of the Company. Options granted under the terms of the Independent Directors’ Plan vest after six months and have a 10-year term. From the date of the adoption of the Independent Directors’ Plan and until the 2002 Omnibus Stock and Incentive Plan was adopted, 507,500 options were granted under the Independent Directors’ Plan. As of January 28, 2006, approximately 120,000 options under the Independent Directors’ Plan remain outstanding.
Omnibus Stock and Incentive Plan
      In April 2002, the Board approved the Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan (the Omnibus Plan), which initially reserved 9,710,280 shares of common stock for future issuance. As of January 29, 2005, the Omnibus Plan had 8,731,268 shares of common stock remaining available for issuance to eligible employees and directors of the Company. In accordance with the terms of the Omnibus Plan, shares of common stock that are represented by options granted under the Company’s previously existing plans which are forfeited, expire or are cancelled without delivery of shares of common stock are added to the amounts reserved for issuance under the Omnibus Plan. During fiscal 2005, 194,798, net, restricted shares were issued to certain officers and non-officers, the Company’s two inside directors and several independent directors and 1,312,736 shares issued under the Omnibus Plan were exercised resulting in a total of 7,223,734 shares of common stock remaining available for issuance under the Omnibus Plan as of January 28, 2006. As of January 28, 2006, approximately 4,178,000 nonqualified stock options are outstanding under the Omnibus Plan. The Omnibus Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards and restricted stock units. No new grants will be made under the Company’s existing 1993 Plan or Independent Directors’ Plan, and such existing plans will remain in effect only for purposes of administering options that were outstanding thereunder on the date the Omnibus Plan was approved by the Company’s stockholders.
Aggregate Stock Option Activity
      As of January 28, 2006, 4,843,492 nonqualified options are outstanding at a weighted average exercise price of $18.43 per share, and 3,045,529 remain available for future grants. Of the options outstanding, 1,608,016 options are exercisable.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Stock option activity for fiscal 2005, 2004 and 2003 was as follows:

	Fiscal 2005		Fiscal 2004		Fiscal 2003

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Options	Price	Options	Price	Options	Price

Outstanding, beginning of period	5,878,112	$12.28	8,004,256	$6.77	10,023,200	$4.38
Granted	1,639,680	28.43	2,203,800	19.27	2,138,900	11.55
Exercised	(2,477,857)	10.48	(4,049,402)	5.10	(4,097,802)	3.44
Canceled or expired	(196,443)	18.37	(280,542)	13.42	(60,042)	9.47

Outstanding, end of period	4,843,492	18.43	5,878,112	12.28	8,004,256	6.77

Options exercisable, end of period	1,608,016	10.53	2,207,790	6.99	3,420,380	4.13
      The following table summarizes information about stock options as of January 28, 2006:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Ranges of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.18 - $ 4.58	347,337	3.92	$3.02	347,337	$3.02
$ 4.59 - $ 9.16	755,594	6.44	7.85	494,849	7.37
$ 9.17 - $13.74	451,194	6.71	10.37	393,173	9.97
$13.75 - $18.32	168,668	7.80	16.65	9,332	16.03
$18.33 - $22.90	1,510,019	8.28	19.25	294,659	19.88
$22.91 - $27.48	1,265,000	9.01	26.31	8,666	24.37
$27.49 - $32.06	25,000	9.11	28.63	—	—
$32.07 - $36.64	245,430	9.57	35.43	60,000	35.16
$36.65 - $41.22	55,000	9.55	38.84	—	—
$41.23 - $45.80	20,250	9.84	44.09	—	—

	4,843,492			1,608,016

Stock Repurchase Programs
      In September 2004, the Company’s Board of Directors approved the repurchase, over a twelve-month period ending in September 2005, of up to $100 million of the Company’s outstanding common stock (the “Program”). Pursuant to the Program, purchases of shares of the Company’s common stock may be made from time to time on the open market, through block trades or otherwise, and/or in privately negotiated transactions depending upon prevailing market conditions. The Company repurchased and retired 275,000 shares of its common stock during fiscal 2004 in connection with the Program, at a total cost of approximately $5.0 million. In March 2006, the Company’s Board of Directors approved a new stock repurchase program, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan
      The Company has a noncompensatory employee stock purchase plan (ESPP) under which substantially all full-time employees are given the right to purchase up to 800 shares of the common stock of the Company two times a year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each purchase period. During fiscal 2005, 2004 and 2003, approximately 92,000, 112,000, and 110,000 shares, respectively, were purchased under the ESPP. The Company recognized no compensation expense for the issuance of these shares.

10.	Retirement Plans:
      The Company has a 401(k) defined contribution employee benefit plan (the Plan) covering substantially all employees. Employees’ rights to Company-contributed benefits vest fully upon completing five years of service, with incremental vesting in service years two through five, as specified in the Plan. Under the Plan, employees may contribute up to 20 percent of their annual compensation, subject to certain statutory limitations. The Company has elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2005, 2004 and 2003, the Company’s costs under the Plan were approximately $1.8 million, $1.5 million, and $1.2 million, respectively.
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

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Quarterly Results of Operations (Unaudited):

					Net Income
				Net Income	Per Common and
			Net	Per Common	Common Equivalent
	Net Sales	Gross Profit	Income	Share — Basic	Share — Diluted

Fiscal year ended January 28, 2006:
First quarter	$327,255	$202,057	$47,200	$0.26	$0.26
Second quarter	342,925	206,496	49,111	0.27	0.27
Third quarter	358,665	225,357	53,210	0.29	0.29
Fourth quarter	375,730	223,133	44,460	0.25	0.24
Fiscal year ended January 29, 2005:
First quarter	$256,791	$159,836	$35,665	$0.20	$0.20
Second quarter	254,767	156,685	35,496	0.20	0.20
Third quarter	269,773	168,205	37,077	0.21	0.21
Fourth quarter	285,551	170,247	32,968	0.18	0.18
Fiscal year ended January 31, 2004:
First quarter	$168,985	$104,295	$23,367	$0.14	$0.13
Second quarter	173,436	107,603	24,466	0.14	0.14
Third quarter	210,569	129,367	26,759	0.15	0.15
Fourth quarter	215,509	129,757	25,637	0.15	0.14

12.	Subsequent Event:
      On January 30, 2006, the Company entered into an Asset Purchase Agreement with Fitigues, Inc. and its subsidiaries (“Fitigues”) pursuant to which a wholly owned subsidiary of the Company purchased most of the assets of Fitigues. Fitigues is a specialty retailer offering stylish yet comfortable clothing operating through 12 free-standing retail locations throughout the country, as well as through its customer catalog and website. Steven and Andrea Rosenstein, co-founders of Fitigues, have joined the Company and will continue to oversee the operations of the Fitigues brand.

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

Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of January 28, 2006.
      No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which appears below.
Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders
Chico’s FAS, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Chico’s FAS, Inc. maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO

criteria). Chico’s FAS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Chico’s FAS, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Chico’s FAS, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2006 of Chico’s FAS, Inc. and subsidiaries and our report dated March 22, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Tampa, Florida
March 22, 2006

ITEM 9B.	OTHER INFORMATION
      None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Information about directors and nominees for director, code of ethics, audit committee and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance in the Company’s 2006 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A. of Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION
      Information about executive compensation in the Company’s 2006 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item is included in the Company’s 2006 Annual Meeting proxy statement and is incorporated herein by reference.
Equity Compensation Plan Information
      The following table shows information concerning the Company’s equity compensation plans as of the end of the fiscal year ended January 28, 2006:

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights ($)	Reflected in Column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	4,843,492	$18.43	3,045,529
Equity compensation plans not approved by security holders	—	—	—

Total	4,843,492	$18.43	3,045,529

(1)	Includes shares authorized for issuance under the Company’s 1993 Stock Option Plan, Independent Directors Plan, and 2002 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is included in the Company’s 2006 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item is included in the Company’s 2006 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Documents filed as part of this Report.
      (1) The following financial statements are contained in Item 8:
      (2) The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

3	.1*	Articles of Restatement Articles of Incorporation, effective as of June 21, 2005 (Filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on June 24, 2005)
3	.2*	Amended and Restated By-laws (Filed as Exhibit 3.2 to the Company’s Form 8-K as filed with the Commission on June 24, 2005)

4	.1*	Articles of Restatement of the Articles of Incorporation, effective as of June 21, 2005 (Filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on June 24, 2005)

4	.2*	Amended and Restated By-laws (Filed as Exhibit 3.2 to the Company’s Form 8-K as filed with the Commission on June 24, 2005)

4	.3*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)

10	.1*	Letter Agreement regarding employment of Marvin J. Gralnick dated March 1, 2004 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)

10	.2*	Letter Agreement regarding employment of Helene B. Gralnick dated March 1, 2004 (Filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)

10	.3*	Employment Agreement for Charles J. Kleman (Filed as Exhibit 10.6.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)

10	.4*	Amendment No. 1 to Employment Agreement between the Company and Charles J. Kleman, effective as of August 21, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)

10	.5*	Employment Agreement between the Company and Scott A. Edmonds, effective as of September 3, 2003 (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)

10	.6*	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of June 22, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)

10	.7*	Employment Agreement for Mori C. MacKenzie (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

10	.8*	Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)

10	.9*	Employment Agreement between the Company and James P. Frain, effective as of May 1, 2004 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)

10	.10*	Employment, Transition, Resignation and Release Agreement between the Company and James P. Frain, dated August 1, 2005 (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on August 2, 2005)

10	.11*	Employment, Transition, Resignation and Release Agreement between the Company and James P. Frain, dated March 10, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on March 15, 2006)

10	.12*	Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)

10	.13*	Amendment No. 1 to Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended February 3, 2001, as filed with the Commission on April 30, 2001)

10.14		Employment Agreement between the Company and Patricia Murphy Kerstein, effective as of April 3, 2006

10	.15*	Employment Agreement between the Company and Patricia Darrow-Smith, effective as of September 5, 2003 (Filed as Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on September 5, 2003)

10	.16*	Employment Agreement between the Company and Charles L. Nesbit, Jr., effective as of August 4, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q as filed with the Commission on May 26, 2005)

10.17		Employment letter agreement between the Company and Michael J. Leedy, with employment commencing on April 3, 2006

10	.18*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

10	.19*	First Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10	.20*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10	.21*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10	.22*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10	.23*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10	.24*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10	.25*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.4 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10	.26*	Chico’s FAS, Inc. Amended and Restated 2002 Employee Stock Purchase Plan

10	.27*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10	.28*	First Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 5, 2006)

10	.29*	Indemnification Agreement with Charles J. Kleman (Filed as Exhibit 10.9.5 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)

10	.30*	Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)

10	.31*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)

10	.32*	Indemnification Agreements with Betsy S. Atkins, John W. Burden, III, Verna K. Gibson, Helene B. Gralnick, Marvin J. Gralnick, Michael J. Kincaid, Stewart P. Mitchell, Ross E. Roeder and Michael Weiss (Filed as Exhibits 10.1-10.9 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)

10	.33*	Sample Form of Franchise Agreement (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

10	.34*	Sample Form of Territory Development Agreement (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

10	.35*	Sample Form of Purchase Agreement (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 33-58134) as filed with the Commission on February 10, 1993, as amended)

10	.36*	Second Restated Revolving Credit Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of June 23, 2005 (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 5, 2005)

10	.37*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10	.38*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)

10	.39*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10	.40*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10	.41*	Stock Purchase Agreement dated as of July 30, 2003 among Chico’s FAS, Inc., The White House, Inc., the stockholders of The White House, Inc. and the Sellers’ Representative (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 2, 2003, as filed with the Commission on August 27, 2003)

10	.42*	Construction Contract, dated December 10, 2005, between Chico’s Retail Services, Inc. and O-A-K/Florida, Inc. d/b/a Owen-Ames-Kimball Company General Corporation (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on December 15, 2005)

13		Annual Report to Stockholders

18*		Preferability letter from Ernst & Young LLP dated April 5, 2004 regarding change in accounting principle (Filed as Exhibit 18 to the Company’s Form 10-K for the fiscal year ended January 31, 2004, as filed with the Commission on April 9, 2004)

21		Subsidiaries of the Registrant

23		Consent of Ernst & Young LLP

31.1		Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chico’s Fas, Inc.

By:	/s/ Scott A. Edmonds

Scott A. Edmonds,
President and Chief Executive Officer, Director
Date April 7, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Edmonds Scott A. Edmonds	President and Chief Executive Officer, Director (Principal Executive Officer)	April 7, 2006

/s/ Charles J. Kleman Charles J. Kleman	Executive Vice President-Finance, Chief Financial Officer, Director (Principal Financial Officer)	April 7, 2006

/s/ Michael J. Kincaid Michael J. Kincaid	Senior Vice President-Finance, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	April 7, 2006

/s/ Marvin J. Gralnick Marvin J. Gralnick	Chairman of the Board, Director	April 7, 2006

/s/ Helene B. Gralnick Helene B. Gralnick	Director	April 7, 2006

/s/ Verna K. Gibson Verna K. Gibson	Director	April 7, 2006

/s/ John W. Burden, III John W. Burden, III	Director	April 7, 2006

/s/ Ross E. Roeder Ross E. Roeder	Director	April 7, 2006

/s/ Betsy S. Atkins Betsy S. Atkins	Director	April 7, 2006

/s/ Stewart P. Mitchell Stewart P. Mitchell	Director	April 7, 2006

/s/ David F. Walker David F. Walker	Director	April 7, 2006

/s/ Michael A. Weiss Michael A. Weiss	Director	April 7, 2006