Form 10-Q
period 2006-04-29
CHICOS FAS INC
filed 2006-05-25
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
April 29, 2006	0-21258
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33912
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At May 22, 2006, there were 179,125,568 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	April 29,	January 28,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,987	$3,035
Marketable securities, at market	380,240	401,445
Receivables	6,094	7,240
Income taxes receivable	—	5,013
Inventories	115,557	95,421
Prepaid expenses	15,136	13,497
Deferred taxes	14,821	12,327

Total Current Assets	558,835	537,978

Property and Equipment:
Land and land improvements	52,754	44,893
Building and building improvements	54,164	35,573
Equipment, furniture and fixtures	203,064	187,970
Leasehold improvements	220,243	209,342

Total Property and Equipment	530,225	477,778
Less accumulated depreciation and amortization	(145,938)	(131,846)

Property and Equipment, Net	384,287	345,932

Other Assets:
Goodwill	69,348	61,796
Other intangible assets	34,019	34,041
Other assets, net	20,432	19,666

Total Other Assets	123,799	115,503

	$1,066,921	$999,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$64,779	$47,434
Accrued liabilities	91,807	74,586
Current portion of deferred liabilities	743	648

Total Current Liabilities	157,329	122,668

Noncurrent Liabilities:
Deferred liabilities	68,795	65,189
Deferred taxes	877	5,129

Total Noncurrent Liabilities	69,672	70,318

Stockholders’ Equity:
Common stock	1,812	1,817
Additional paid-in capital	211,948	202,878
Unearned compensation	—	(3,710)
Retained earnings	626,290	605,537
Accumulated other comprehensive loss	(130)	(95)

Total Stockholders’ Equity	839,920	806,427

	$1,066,921	$999,413

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 29, 2006		April 30, 2005
		% of		% of
	Amount	Sales	Amount	Sales
Net sales by Chico’s/Soma stores	$296,560	75.7	$267,606	81.8
Net sales by White House | Black Market stores	79,419	20.3	49,163	15.0
Net sales by catalog & Internet	12,336	3.1	7,956	2.4
Net sales — other	3,666	0.9	2,530	0.8

Net sales	391,981	100.0	327,255	100.0

Cost of goods sold	150,590	38.4	125,198	38.3

Gross profit	241,391	61.6	202,057	61.7

General, administrative and store operating expenses	148,234	37.8	119,274	36.4
Depreciation and amortization	13,534	3.5	9,370	2.9

Income from operations	79,623	20.3	73,413	22.4

Interest income, net	3,130	0.8	1,509	0.5

Income before taxes	82,753	21.1	74,922	22.9

Income tax provision	30,288	7.7	27,722	8.5

Net income	$52,465	13.4	$47,200	14.4

Per share data:

Net income per common share–basic	$0.29		$0.26

Net income per common and common equivalent share– diluted	$0.29		$0.26

Weighted average common shares outstanding–basic	181,490		179,605

Weighted average common and common equivalent shares outstanding–diluted	183,063		181,383

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,465	$47,200

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	1,653	1,065
Depreciation and amortization, other	13,534	9,370
Deferred tax benefit	(6,804)	(4,560)
Stock-based compensation expense, cost of goods sold	1,538	100
Stock-based compensation expense, general, administrative and store operating expenses	3,766	287
Excess tax benefit from stock-based compensation	(2,629)	—
Tax benefit of stock options exercised	—	9,433
Deferred rent expense, net	749	874
Loss (gain) from disposal of property and equipment	242	(7)
Net change in:
Receivables	6,128	(3,179)
Inventories	(19,413)	(19,135)
Prepaid expenses and other, net	(2,383)	(1,979)
Accounts payable	17,346	16,473
Accrued and other deferred liabilities	23,408	24,041

Total adjustments	37,135	32,783

Net cash provided by operating activities	89,600	79,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales (purchases) of marketable securities, net	21,170	(52,907)
Purchase of Fitigues assets	(7,527)	—
Acquisition of franchise store	(761)	—
Purchases of property and equipment	(53,590)	(25,296)

Net cash used in investing activities	(40,708)	(78,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,152	9,033
Excess tax benefit from stock-based compensation	2,629	—
Repurchase of common stock	(31,721)	—

Net cash (used in) provided by financing activities	(24,940)	9,033

Net increase in cash and cash equivalents	23,952	10,813

CASH AND CASH EQUIVALENTS – Beginning of period	3,035	14,426

CASH AND CASH EQUIVALENTS – End of period	$26,987	$25,239

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$25	$21
Cash paid for income taxes, net	$380	$493
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2006, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 7, 2006. The January 28, 2006 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended April 29, 2006 are not necessarily indicative of the results that may be expected for the entire year.
     Net sales – other for the current period consists of net sales to franchisees and net sales related to the Company’s recently acquired Fitigues stores. Net sales – other for the prior period consists of net sales to franchisees.
Note 2. Goodwill and Intangible Assets
     The Company’s goodwill and indefinite-lived intangible asset are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation will be performed during the fourth quarter of each year. The change in the carrying amount of goodwill for the thirteen weeks ended April 29, 2006 is as follows:

Balance as of January 28, 2006	$61,796
Goodwill related to the acquisition of Fitigues	6,752
Goodwill related to the acquisition of franchise store	800

Total	$69,348

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Stock-Based Compensation
General
     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the thirteen weeks ended April 29, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.
     At April 29, 2006, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans during the thirteen weeks ended April 29, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $5.3 million. The total compensation expense related to stock-based awards granted under these plans during the thirteen weeks ended April 30, 2005, reflecting compensation expense recognized in accordance with APB 25, was $0.4 million. Effective January 29, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for the first quarter of fiscal 2006 based on its historical experience during the preceding four fiscal years.
     As a result of adopting SFAS 123R, the impact to the consolidated statements of income for the thirteen weeks ended April 29, 2006 on income before income taxes and net income was a reduction of $4.4 million and $2.8 million, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the thirteen weeks ended April 29, 2006 was a reduction of $0.02 per share.
     In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.6 million of excess tax benefits as financing cash flows for the thirteen weeks ended April 29, 2006. The total income tax benefit recognized in the consolidated statement of operations for share-based awards during the thirteen weeks ended April 29, 2006 (in accordance with the provisions of SFAS 123R) and during the thirteen weeks ended April 30, 2005 (in accordance with the provisions of APB 25) was $1.9 million and $0.1 million, respectively.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Stock-Based Compensation (continued)
     The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, to all stock-based employee compensation for the thirteen weeks ended April 30, 2005:

Thirteen Weeks Ended
April 30, 2005
Net income, as reported	$47,200
Add: Stock-based compensation expense included in reported net income, net of taxes	244
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(3,066)

Net income, pro forma	$44,378

Net income per common share:
Basic – as reported	$0.26
Basic – pro forma	$0.25
Diluted – as reported	$0.26
Diluted – pro forma	$0.24
Stock Option Plans
     The Company has share-based awards outstanding under three different plans: (1) the 1993 Stock Option Plan, (2) the Independent Directors’ Plan and (3) the 2002 Omnibus Stock and Incentive Plan (the “Omnibus Plan”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Independent Directors’ Plan, whose options generally vest after 6 months) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. No new grants will be made under the Company’s existing 1993 Plan or Independent Directors’ Plan, and such existing plans remain in effect only for purposes of administering options that were outstanding on the date the Omnibus Plan was approved by the Company’s shareholders. The Omnibus Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards and restricted stock units. Restricted stock awards are stock awards that are not vested when received. The Omnibus Plan initially reserved 9,710,280 shares of common stock for future issuance. As of April 29, 2006, 2,443,666 shares of common stock remain available for issuance under the Omnibus Plan.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Stock-Based Compensation (continued)
     Beginning in the first quarter of fiscal 2005, certain of the Company’s officers and non-officers, its two non-officer inside directors, and each of its independent directors have been granted restricted stock awards, pursuant to restricted stock agreements. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The Company holds the certificates for such shares in safekeeping during the vesting period, and the grantee cannot transfer the shares before the respective shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. Restricted stock awarded to officers and non-officer employees in fiscal 2005 vests 100% at the end of three years from the date of grant. In early fiscal 2006, the Company decided to change the vesting for future restricted stock awards awarded to officers and non-officer employees such that substantially all restricted stock vests pro-rata over a period of three years from the date of grant. The restricted stock awarded to non-officer directors in both fiscal 2005 and 2006 vests pro-rata over a period of three years from the date of grant. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.
Employee Stock Purchase Plan
     The Company sponsors an employee stock purchase plan (the “ESPP”) under which substantially all full-time employees are given the right to purchase up to 800 shares of the common stock of the Company two times a year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each purchase period. Prior to January 29, 2006, the Company recognized no compensation expense for the issuance of shares under the ESPP. As of January 29, 2006 and in accordance with the provisions of SFAS 123R, the Company recognizes compensation expense based on the 15% discount at purchase. For the first quarter of fiscal 2006, ESPP compensation expense was $0.1 million, net of tax.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Stock-Based Compensation (continued)
Methodology Assumptions
     As part of its SFAS 123R adoption, the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified two employee populations. The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each of the employee populations. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are subject to pro-rata vesting generally over 3 years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience for each of the employee populations under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding for each of the two identified employee populations. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting over three years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.
     The weighted average assumptions relating to the valuation of the Company’s stock options for the thirteen weeks ended April 29, 2006 and April 30, 2005 were as follows:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Weighted average fair value of grants	$19.05	$13.83
Expected volatility	47%	59%
Expected term (years)	4.5	4.75
Risk-free interest rate	4.5%	3.8%
Expected dividend yield	N/A	N/A

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Stock-Based Compensation (continued)
Stock Based Compensation Activity
     The following table presents a summary of the Company’s stock options activity for the thirteen weeks ended April 29, 2006:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value (in
	Number of Shares	Price	Contractual Term	thousands)

Outstanding, beginning of period	4,843,492	$18.43
Granted	486,000	42.74
Exercised	(298,975)	12.58
Canceled or expired	(54,720)	23.72

Outstanding, end of period	4,975,797	21.10	7.80 years	$82,489

Vested and expected to vest in the future at April 29, 2006	4,813,111	20.88	7.84 years	$80,746
Exercisable at April 29, 2006	2,292,983	14.05	6.75 years	$52,765
Available for grant at April 29, 2006	2,443,666
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 29, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended April 29, 2006 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $9.0 million.
     As of April 29, 2006, there was $28.4 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.8 years.
     Cash received from option exercises and purchases under the ESPP for the first three months ended April 29, 2006 was an aggregate of $4.2 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $3.4 million for the three months ended April 29, 2006.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Stock-Based Compensation (continued)
     Restricted stock awards as of April 29, 2006 and changes during the three months ended April 29, 2006 were as follows:

	Thirteen Weeks Ended
	April 29, 2006
		Weighted Average Grant
	Number of Shares	Date Fair Value
Nonvested, beginning of period	194,798	$27.33
Granted	173,833	43.45
Vested	(11,669)	26.34
Canceled	(3,250)	28.51

Nonvested, end of period	353,712	35.28

     Total fair value of shares of restricted stock that vested during the three months ended April 29, 2006 was $0.3 million. As of April 29, 2006, there was $9.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.3 years.
     For the thirteen weeks ended April 29, 2006, stock-based compensation expense was allocated as follows (in thousands):

Thirteen Weeks Ended
April 29, 2006
Cost of goods sold	$1,538
General, administrative and store operating expenses	3,766

Stock based compensation expense before income taxes	$5,304
Income tax benefit	1,941

Total stock-based compensation expense after income taxes	$3,363

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Net Income Per Share
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

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Weighted average common shares outstanding - basic	181,489,809	179,605,442
Dilutive effect of stock options and unvested restricted stock outstanding	1,572,983	1,777,383

Weighted average common and common equivalent shares outstanding – diluted	183,062,792	181,382,825

     For the three months ended April 29, 2006 and April 30, 2005, of the options then outstanding, options to purchase 438,250 and 20,000 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.
Note 5. Share Repurchase Programs
     In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During the thirteen weeks ended April 29, 2006, the Company repurchased 833,310 shares of its common stock in connection with this stock repurchase program, at a total cost of approximately $31.7 million. Subsequent to the end of the current period and through May 16, 2006, the Company repurchased an additional 2,246,200 shares of its common stock at a total cost of approximately $68.3 million, which essentially completed the $100 million initial stock repurchase program authorized by the Company’s Board.
     On May 16, 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over the next twelve months ending in May 2007. Consistent with the recently completed repurchase program, the Board authorization allows shares to be acquired from time to time on the open market and in private transactions at prevailing market prices, depending on prevailing market conditions. The Company may terminate or limit the new stock repurchase program at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s 2005 Annual Report to Stockholders.
Executive Overview
     Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of private label, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market (“WH|BM”), Soma by Chico’s (“Soma”) and Fitigues brand names.
     Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using mainly easy-care fabrics. WH|BM, which began operations in 1985, but which the Company acquired in September 2003, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in the classic and timeless colors of white and black and related shades. Soma was initially launched in August 2004. This concept offers foundation products in intimate apparel, sleepwear, and activewear that is aimed at the Chico’s target customer, but with focus and styling that is expected to ultimately appeal to a broader customer base. Fitigues, which began operations in 1988, but which the Company just recently acquired in early fiscal 2006, targets women who are 25 years old and up. Fitigues is a fitness inspired brand, offering stylish yet comfortable activewear clothing.
     The Company earns revenues and generates cash through the sale of merchandise in its retail stores, to its Chico’s franchisees, and through its call centers, which handle sales related to catalog and online operations for all brands.
     The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. In the last five years the Company has grown from 250 stores as of January 30, 2001 to 791 stores as of April 29, 2006, which includes the store growth resulting from the acquisition of WH|BM in fiscal 2003 and Fitigues in fiscal 2006. The Company continues to expand its presence through the opening of new stores, through the expansion and relocation of existing stores, through the development of new opportunities such as Soma, through the acquisition of existing store concepts such as Fitigues and through the extension of its merchandise line in each of its brands. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease (including a decrease from the rate of overall sales growth experienced in recent years which has been in the range of 30-40%), such anticipated decrease in rate of growth reflecting in large part the Company’s significantly increased size, its more manageable 30% net square footage growth goal for fiscal 2006 and 25% net square footage growth goal for fiscal 2007 and the expectation that its same store sales increases will moderate. Nevertheless, the Company expects to continue its ability to report increasing earnings and to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.
     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively,

maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, effectuating customer acceptance of new store concepts, integrating acquired businesses, maturing the newer brand concepts, implementing the process of senior management succession, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth – For the thirteen-week period ended April 29, 2006, the Company’s comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) was 6.6%. The thirteen-week period increase of 6.6% follows a comparable store sales growth of 10.8% in the first quarter last year. The Company believes that positive comparable store sales growth is a key success factor and a positive indication of the Company’s ability to manage its expansion and its ability to operate stores effectively.

•	Positive operating cash flow – For the thirteen-week period ended April 29, 2006 (the “current period”), cash flow from operations totaled $90 million compared with $80 million for the prior year’s thirteen-week period ended April 30, 2005 (the “prior period”) (see “Liquidity and Capital Resources” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the differences between SFAS 123R cash flow presentation for the current period and presentation under APB 25 for the prior period). The Company believes that a key strength of its business is the ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, additional infrastructure costs associated with the distribution center, costs associated with the Company’s proposed expansion of its existing corporate headquarters, the Company’s current stock repurchase program, costs associated with continued improvement of information technology tools and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section.

•	Loyalty Clubs – Management believes that a significant indicator of the Company’s success is the growth of its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs from its personalized customer service training programs and its marketing initiatives.

The Passport Club, the Chico’s and Soma frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and upon spending $500, customers automatically become permanent members and are entitled to a lifetime 5% discount and other benefits. In the current period, the Company added approximately 93,000, net permanent Passport Club members and approximately 380,000, net preliminary Passport Club members. The Company believes that the continued growth of its Passport Club indicates that the Company is still generating strong interest from new customers, many of whom tend to become long-term loyal customers, due in large part to the Company’s commitment to personalized customer service and constant newness of product.

The Company introduced a new frequent shopper program at its WH|BM stores during October 2004 called “The Black Book”. The Black Book loyalty program is similar to the Passport Club in all key respects except that customers become permanent members upon spending $300, compared to $500 for the Passport Club. In the current period, the Company added approximately 70,000 permanent Black Book members and approximately 298,000 preliminary Black Book members.

•	Quality of merchandise offerings – To monitor and maintain the acceptance of its merchandise offerings, the Company monitors sell-through levels, inventory turns, gross margins and markdown rates on a classification and style level. Although the Company does not disclose these statistics for competitive reasons, this analysis helps identify comfort, fit, newness and assortment issues at an early date and helps the Company plan future product development and buying.
     The Company continues to evaluate and monitor the progress of its Soma stores, its intimate apparel initiative. The Company recognizes that the Soma business can be seen as complementary to its basic apparel business, but it also understands that many aspects of this business require unique attention. The Company monitors Soma merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. The Company believes the Soma brand reduced the Company’s operating margin by approximately 80 basis points for the thirteen weeks ended April 29, 2006. The Company further believes that an impact on operating margin of this order is acceptable when balanced against the possibility of the brand’s perceived longer term potential.
     For the thirteen weeks ended April 29, 2006, the Company reported net sales, operating income and net income of $392.0 million, $79.6 million and $52.5 million, respectively, up 19.8%, 8.5% and 11.2%, from the comparable period in the prior fiscal year. The Company’s gross profit percentage decreased slightly to 61.6% for the current period from 61.7% in the prior period primarily due to the impact of SFAS 123R on cost of goods sold, which reduced the gross margin by approximately 40 basis points. Improved merchandise margins at the Chico’s stores, attributable primarily to improved initial markups offset in part by a slightly higher markdown rate compared to the prior period were offset, in part, by a decrease in the merchandise margins at the WH|BM stores (mainly due to sweater markdowns taken in February 2006). General, administrative and store operating expenses (including depreciation and amortization) increased as a percentage of net sales over the prior period by approximately 200 basis points primarily due to the impact of SFAS 123R and, to a lesser extent, by certain other factors described below.
     The Company continues to forecast mid single digit same store sales increases for the balance of the year for the Chico’s brand. The Company is forecasting mid-teen same store sales increases for the rest of fiscal 2006 for the WH|BM brand as WH|BM anniversaries the 30, 40 and 50% increases experienced in the last three quarters of fiscal 2005.
     Based on the above same store sales forecast, and after taking into consideration the first quarter earnings and May sales results, the Company is now forecasting fiscal 2006 diluted earnings per share in the range of $1.20 to $1.24, which is net of an estimated stock compensation expense of approximately $.08 per diluted share associated with the adoption of SFAS 123R, a slight decrease from its previously issued guidance for fiscal 2006 of $1.23 to $1.26 per diluted share, which also was net of an estimated stock compensation expense of approximately $.08 per diluted share associated with the adoption of SFAS 123R (note that this previous guidance had been stated as a 25% earnings growth rate, excluding the effect of the adoption of SFAS 123R).

Results of Operations — Thirteen Weeks Ended April 29, 2006 Compared to the Thirteen Weeks Ended April 30, 2005.
     Net Sales
     The following table shows net sales by Company-owned Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet and other net sales (which includes net sales by Fitigues stores and net sales to franchisees) in dollars and as a percentage of total net sales for the thirteen weeks ended April 29, 2006 and April 30, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2006		April 30, 2005
Net sales by Chico’s/Soma stores	$296,560	75.7%	$267,606	81.8%
Net sales by WH|BM stores	79,419	20.3	49,163	15.0
Net sales by catalog and Internet	12,336	3.1	7,956	2.4
Net sales — other	3,666	0.9	2,530	0.6

Net sales	$391,981	100.0%	$327,255	100.0%

     Net sales by Company-owned Chico’s, Soma and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings, as well as the current trend of increases in the Company’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Comparable store sales increases	$20,876	$26,398
Comparable same store sales %	6.6%	10.8%
New store sales increase, net	$39,477	$41,884
     The comparable store sales increase of 6.6% was driven primarily by an increase of 9.9% in the Chico’s average unit retail price and an increase of 13.8% in the average unit retail price for WH|BM (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), attributable primarily to changes in product mix and, to a lesser extent, by an increase in the number of transactions for WH|BM compared to the prior period. In the current period, WH|BM same store sales represent approximately 19% of the total same store sales base compared to 12% in the prior period. The WH|BM same store sales increase for the current period was in the low-to-mid thirty percent range while the Chico’s same store sales increase for the current period was in the low single digit range. Sales from Soma stores in the current period were included in the comparable store sales calculation beginning in September 2005 but did not have a material impact on the calculation. The recently acquired Fitigues stores will not enter into the comparable store base until February 2007; therefore, net sales from Fitigues stores are included in new store sales for the current period.
     Net sales by catalog and Internet for the current period, which included merchandise from all of the Company’s brands) increased by $4.4 million, or 55.1%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the launch of the WH|BM website in August 2005, the significant increase in Soma merchandise available on the website since the third quarter of last fiscal year, the increased catalog and Internet sales due to the acquisition of Fitigues, and to a lesser extent, the increased circulation of catalog mailings.
     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended April 29, 2006 and April 30, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Cost of goods sold	$150,590	$125,198
Gross profit	241,391	202,057
Gross profit percentage	61.6%	61.7%
     The slight decrease in the gross profit percentage during the current period resulted primarily from the recognition of approximately $1.4 million of incremental stock-based compensation expense associated with the adoption of SFAS 123R, or an impact of approximately 40 basis points, when compared to the prior period. The gross profit percentage was also impacted by improved merchandise margins at the Chico’s stores (attributable primarily to improved initial markups offset in part by a slightly higher markdown rate compared to the prior period) offset, in part, by a decrease in the merchandise margins at the WH|BM stores (mainly due to sweater markdowns taken in February 2006).
     General, Administrative and Store Operating Expenses
     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirteen weeks ended April 29, 2006 and April 30, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
General, administrative and store operating expenses	$148,234	$119,274
Percentage of total net sales	37.8%	36.4%
     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, an increase in marketing expenses, the adoption of SFAS 123R, and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales increased 140 basis points over the prior period primarily due to the recognition of approximately $3.5 million of incremental stock-based compensation expense associated with the adoption of SFAS 123R, or an impact of approximately 90 basis points, when compared to the prior period. General, administrative and store operating expenses as a percentage of net sales were also impacted by increased store operating expenses in the Chico’s stores (primarily personnel and occupancy costs) as a percentage of total net sales and by a planned increase in marketing expenses as a percentage of total net sales, and to a lesser extent, from a one time write off of costs associated with the Company’s decision not to move forward with its new headquarters campus on the 105 acres in south Fort Myers, Florida (instead, the Company purchased 22 acres of property adjacent to the Company’s current headquarters site to serve as the base for expansion of its corporate headquarters), and to increased relocation and recruitment and technology costs. These increases in general, administrative and store operating expenses as a percentage of net sales were offset slightly by an improvement in WH|BM store operating expenses (primarily personnel and occupancy costs) as a percentage of net sales compared to the prior period resulting primarily from leverage that was facilitated by the WH|BM comparable store sales increase in the low-to-mid thirty percent range.
     Depreciation and Amortization
     The following table shows depreciation and amortization in dollars and as a percentage of total net sales for the thirteen weeks ended April 29, 2006 and April 30, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Depreciation and amortization	$13,534	$9,370
Percentage of total net sales	3.5%	2.9%
     The increase in depreciation and amortization expense as a percentage of total net sales was due primarily to capital expenditures related to new, remodeled and expanded stores, principally in the WH|BM and Soma brands, and, to a lesser extent, from newly installed hardware and software packages.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended April 29, 2006 and April 29, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Interest income, net	$3,130	$1,509
Percentage of total net sales	0.8%	0.5%
     The increase in net interest income during the current period was primarily the result of the Company’s increased cash and marketable securities position compared to the prior period as well as the impact of higher interest rates. The Company anticipates that its interest income, net will decline from the levels achieved in the current period due to the use of funds for its share repurchase programs.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 36.6% compared to an effective tax rate of 37% for the prior period. The decrease is primarily due to an increase in estimated favorable permanent differences for fiscal 2006 as compared to fiscal 2005.
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended April 29, 2006 and April 30, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net income	$52,465	$47,200
Percentage of total net sales	13.4%	14.4%

Comparable Company Store Net Sales
     Comparable Company store net sales increased by 6.6% in the current period when compared to the comparable prior period. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
     The comparable store percentage reported above includes 41 stores that were expanded or relocated within the last twelve months from the beginning of the prior period by an average of 1,018 net selling square feet. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 5.6% for the current period (versus 6.6% as reported). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. Soma stores began entering into the comparable store sales calculation in September 2005 and due to the small number of stores have not had a material impact on the comparable store sales calculation. The recently acquired Fitigues stores will not enter into the comparable store base until February 2007.
     The Company believes that the increase in comparable Company store net sales (low single digits for the Chico’s/Soma brands and mid 30% increases for the WH|BM brand) in the current period resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying, technical design, and marketing departments on the Company’s target customers. The Company also believes that the look, fit and pricing policy of the Company’s product was in line with the needs of the Company’s target customers, although it is believed that comparable Company store net sales were weaker at the Chico’s brand principally because of a lack of color assortment and the lack of appropriate styles in cold weather stores during the first quarter. In addition, the Company believes that the increase in comparable store sales was also fueled by a coordinated marketing plan, which includes national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper clubs. To a lesser degree, the Company believes the increase was due to continued store-level training efforts associated with ongoing training programs, the Company’s overall ability to maintain its high standards for customer service and assistance and to an increase in average unit retails at both Chico’s and WH|BM stores.
Liquidity and Capital Resources
     The Company’s primary ongoing capital requirements are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned expansion of its headquarters and other central support facilities, to fund potential stock repurchases under the Company’s stock repurchase program, and for continued improvement in information technology tools.
     With regards to the Company’s planned expansion of its headquarters campus, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters site on Metro Parkway in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, most of which is leased to unrelated third parties. The acquisition cost for this property, along with the buildings, totaled approximately $25.6 million, which includes all transaction costs. The acquisition was funded from the Company’s existing cash and marketable securities balances.
     The following table shows the Company’s capital resources as of April 29, 2006 and April 30, 2005 (amounts in thousands):

	April 29, 2006	April 30, 2005
Cash and cash equivalents	$26,987	$25,239
Marketable securities	380,240	303,844
Working capital	401,506	320,078
     Working capital increased from April 30, 2005 to April 29, 2006 primarily due to the Company’s ability to generate significant cash from operating activities (in large part due to the Company’s overall sales increase), which cash was substantially more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.
     Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will satisfy the Company’s working capital needs, capital expenditure needs (see “New Store Openings and Headquarters Expansion” discussed below), commitments, potential stock repurchases, and other liquidity requirements associated with the Company’s operations through at least the next 12 months.
     Operating Activities
     Net cash provided by operating activities was $89.6 million and $80.0 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively. The cash provided by operating activities for the current and prior periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:
•	Depreciation and amortization expense;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.
     In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to tax deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.6 million of excess tax benefits as a financing cash inflow and a corresponding operating cash outflow for the thirteen weeks ended April 29, 2006. The $9.4 million of tax benefit of stock options exercised for the thirteen weeks ended April 30, 2005 is presented as an operating cash inflow in the prior period in accordance with APB 25.

     Investing Activities
     Net cash used in investing activities was $40.7 million and $78.2 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.
     The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM, and Soma stores ($18.6 million), costs associated with the purchase of a 22 acre property adjacent to the Company’s current headquarters campus ($25.6 million) (see “New Store Openings and Headquarters Expansion” below), costs associated with system upgrades and new software implementations ($6.7 million), distribution center infrastructure costs ($1.0 million) and other miscellaneous capital expenditures ($1.7 million).
     The Company sold $21.2 million, net, of marketable securities during the current period. In the prior period, the Company invested $52.9 million, net, in marketable securities.
     In addition, the Company completed the purchase of most of the assets of the Fitigues brand stores for $7.5 million and paid $0.8 million for the purchase of the net assets of one of its franchise stores.
     Financing Activities
     Net cash used in financing activities for the thirteen weeks ended April 29, 2006 was $24.9 million compared to net cash provided by financing activities for the thirteen weeks ended April 30, 2005 of $9.0 million. The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan.
     In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During the thirteen weeks ended April 29, 2006, the Company repurchased 833,310 shares of its common stock in connection with this stock repurchase program, at a total cost of approximately $31.7 million. Subsequent to the end of the current period and through May 16, 2006, the Company repurchased an additional 2,246,200 shares of its common stock at a total cost of approximately $68.3 million, which essentially completed the $100 million initial stock repurchase program authorized by the Company’s Board.
     On May 16, 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over the next twelve months ending in May 2007. Consistent with the recently completed repurchase program, the Board authorization allows shares to be acquired from time to time on the open market and in private transactions at prevailing market prices, depending on prevailing market conditions. The Company may terminate or limit the new stock repurchase program at any time.
     As discussed above, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to tax deductions attributable to the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to such tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.6 million of excess tax benefits as a financing cash inflow for the thirteen weeks ended April 29, 2006 with no comparable amount for the thirteen weeks ended April 30, 2005.

     During the first three months of the current fiscal year, eight of the Company’s forty-two current and former officers exercised an aggregate of 203,334 stock options at prices ranging from $5.42 to $26.34 and several employees and former employees exercised an aggregate of 95,641 options at prices ranging from $0.1805 to $22.10. Also, during this period, the Company sold 9,790 shares of common stock during the March offering period under its employee stock purchase plan at a price of $40.00. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $4.2 million.
New Store Openings, Headquarters Expansion and Information Systems Upgrade
     The Company is planning a 30% increase in its selling square footage for fiscal 2006, which is expected to result from approximately 140-150 net new Company-owned stores and 60 to 65 relocations and expansions of existing stores. The anticipated breakdown of new stores by brand for fiscal 2006 is as follows: 63-67 WH|BM stores, 45-47 Chico’s stores and 33-36 Soma stores (including full line stores and boutique stores) in fiscal 2006. Of the net new stores to be opened, 34 had been opened as of May 25, 2006.
     The Company has increased the square footage growth plan for fiscal 2007 to 25% additional net selling square feet from its original goal of a 20% increase, with an estimated 165 to 190 net new stores and 40 to 60 relocations/expansions. At this time, the Company estimates these new openings will be broken down by brand as follows: 55 to 65 Soma stores (including full line stores and boutique stores), 60 to 70 WH|BM stores, 45 to 50 Chico’s stores and approximately 5 new Fitigues stores.
     The Company believes that the liquidity needed for its planned new store growth (including continued investments associated with the decision to grow its new concept, Soma), continuing remodel/expansion program, infrastructure investments associated with the recently acquired Fitigues brand, continued installation and upgrading of new and existing software packages, purchases under its stock repurchase program, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing strong cash and marketable securities balances.
     During the first quarter of fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters site on Metro Parkway in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, most of which is leased to unrelated third parties. As leases expire, the Company anticipates it will be utilizng the vacant space for its corporate headquarters needs. The acquisition cost for this property, along with the buildings, totaled approximately $25.6 million, which includes all transaction costs. The acquisition was funded from the company’s existing cash and marketable securities balances.
     During fiscal 2005, the Company completed the purchase of 105 acres in south Fort Myers, Florida originally intended for the location of a new corporate headquarters campus for a total acquisition cost of $37.8 million, which included all transaction costs and $5.4 million of road impact fees. When the 22 acre property adjacent to its current headquarters site became available, the Company decided to plan its expansion at its current location and to hold the 105 acre property for investment and to further evaluate the best strategy for this investment.
     In May 2006, the Company announced that it will work with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) for its retail stores, beginning with its Soma brand. This fully integrated system is expected to be able to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. Following successful implementation of the ERP system for its Soma brand, the Company anticipates utilization of this new system in each of its other brands, beginning as early as the last half of fiscal 2007 or the first half of fiscal 2008. The Company expects that the costs associated with the implementation of the ERP system will be funded from the Company’s existing cash and marketable securities balances.
     The Company believes that its liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new Company-owned stores planned to be opened in future periods.
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
Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that other than the adoption of SFAS 123R, there have been no other significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

Stock-Based Compensation Expense
     Effective January 29, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the thirteen weeks ended April 29, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.
     The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 3 to the consolidated financial statements for a further discussion on stock-based compensation.
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
     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in

Item 1A, “Risk Factors” of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission on April 7, 2006.
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
Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at April 29, 2006, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of April 29, 2006 has not significantly changed since January 28, 2006. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of April 29, 2006, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes and auction rate securities, which are highly liquid, variable rate municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2010 to 2042, the interest rates are reset, depending on the type of security, daily, every 7 days or 35 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of April 29, 2006, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.2 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.2 million.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was named as the defendant in a suit filed in July 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President - Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. Based on testimony and information that has been obtained in the discovery process, the Company has asserted certain counterclaims against the plaintiff. No trial date has yet been set. The Company believes the plaintiff’s case is without merit and will continue to vigorously defend the litigation and prosecute its counterclaims.
     The Company was named as defendant in a putative class action suit filed in June 2005 in the Superior Court for the State of California, County of San Bernardino, Carol Schaffer v. Chico’s FAS, Inc.

et al. The Complaint alleged that the Company, in violation of California law, failed to: (1) pay overtime wages, (2) permit rest and meal periods, and (3) timely pay separation wages, among other claims. Although the Company believed it had strong defenses to the allegations in this case, the Company agreed to participate in a voluntary private mediation on March 16, 2006. The Company reached a settlement at that mediation. The Court has preliminarily approved the settlement. Notice of the settlement will be sent to all class members, who will be given the opportunity to partake in, opt out of, or object to the settlement. The settlement is still subject to final Court approval. The settlement, if approved by the Court, will have no material adverse effect on the Company’s financial statements taken as a whole.
     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.
ITEM 1A. RISK FACTORS
     In addition to the other information discussed in this report, the factors described in Part I, Item 1A., “Risk Factors” in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2006 should be considered as they could materially affect the Company’s business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2005 Form 10-K, but these are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
	Total		Part of	Under the
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
Period	Purchased	per Share	Plan (a)	Plan (a)
January 29, 2006 to February 25, 2006	—	$—	—	$—
February 26, 2006 to April 1, 2006	50,000	$39.15	50,000	$98,043
April 2, 2006 to April 29, 2006	783,310	$38.00	783,310	$68,279

Total	833,310	$38.07	833,310	$68,279

(a)	The Company announced the approval by its Board of Directors of a stock repurchase program on March 13, 2006. The Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s outstanding common stock over a twelve-month period initially scheduled to expire in March 2007. Subsequent to the end of the current period and through May 16, 2006, the Company repurchased an additional 2,246,200 shares of its common stock at a total cost of approximately $68.3 million, which essentially completed the $100 million initial stock repurchase program authorized by the Company’s Board.

On May 16, 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over the next twelve months ending May 2007. Consistent with the recently completed repurchase program, the Board authorization allows shares to be acquired from time to time on the open market and in private transactions at prevailing market prices, depending on prevailing market conditions. The Company may terminate or limit the new stock repurchase program at any time.

ITEM 6. EXHIBITS
     (a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.2*	Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K, as filed with the Commission on May 2, 2006)

Exhibit 10.1*	Indemnification Agreement with Charles L. Nesbit, Jr. (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 2, 2006)

Exhibit 10.2*	Indemnification Agreement with A. Alexander Rhodes (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on May 2, 2006)

Exhibit 10.3*	First Amendment to Second Restated Revolving Credit Loan Agreement, effective as of May 15, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 17, 2006)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: May 25, 2006	By:	/s/ Scott A. Edmonds
Scott A. Edmonds
President and Chief Executive Officer (Principal Executive Officer)

Date: May 25, 2006	By:	/s/ Charles J. Kleman
Charles J. Kleman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: May 25, 2006	By:	/s/ Michael J. Kincaid
Michael J. Kincaid
Senior Vice President - Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)