Form 10-Q
period 2006-07-29
CHICOS FAS INC
filed 2006-08-23
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
July 29, 2006	0-21258
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
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
At August 21, 2006, there were 175,578,808 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	July 29,	January 28,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,020	$3,035
Marketable securities, at market	238,378	401,445
Receivables	5,373	7,240
Income taxes receivable	—	5,013
Inventories	108,882	95,421
Prepaid expenses	16,331	13,497
Deferred taxes	14,848	12,327

Total Current Assets	398,832	537,978

Property and Equipment:
Land and land improvements	52,653	44,893
Building and building improvements	55,558	35,573
Equipment, furniture and fixtures	218,340	187,970
Leasehold improvements	235,733	209,342

Total Property and Equipment	562,284	477,778
Less accumulated depreciation and amortization	(157,674)	(131,846)

Property and Equipment, Net	404,610	345,932

Other Assets:
Goodwill	69,348	61,796
Other intangible assets	34,086	34,041
Deferred taxes	3,402	—
Other assets	20,253	19,666

Total Other Assets	127,089	115,503

	$930,531	$999,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$53,082	$47,434
Accrued liabilities	72,528	74,586
Current portion of deferred liabilities	820	648

Total Current Liabilities	126,430	122,668

Noncurrent Liabilities:
Deferred liabilities	72,035	65,189
Deferred taxes	—	5,129

Total Noncurrent Liabilities	72,035	70,318

Stockholders’ Equity:
Common stock	1,754	1,817
Additional paid-in capital	218,421	202,878
Unearned compensation	—	(3,710)
Retained earnings	511,912	605,537
Accumulated other comprehensive loss	(21)	(95)

Total Stockholders’ Equity	732,066	806,427

	$930,531	$999,413

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended
	July 29, 2006		July 30, 2005		July 29, 2006		July 30, 2005
		% of		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net sales by Chico’s/Soma stores	$597,603	75.0	$539,071	80.4	$301,045	74.4	$271,466	79.2
Net sales by White House | Black Market stores	167,383	21.0	111,095	16.6	87,964	21.7	61,932	18.1
Net sales by catalog & Internet	24,533	3.1	14,992	2.2	12,197	3.0	7,035	2.0
Other net sales	7,115	0.9	5,022	0.8	3,447	0.9	2,492	0.7

Net sales	796,634	100.0	670,180	100.0	404,653	100.0	342,925	100.0

Cost of goods sold	311,326	39.1	261,627	39.0	160,735	39.7	136,429	39.8

Gross profit	485,308	60.9	408,553	61.0	243,918	60.3	206,496	60.2

General, administrative and store operating expenses	294,811	37.0	239,330	35.7	146,576	36.2	120,056	35.0
Depreciation and amortization	28,783	3.6	19,853	3.0	15,250	3.8	10,482	3.0

Income from operations	161,714	20.3	149,370	22.3	82,092	20.3	75,958	22.2

Interest income, net	5,965	0.7	3,504	0.5	2,835	0.7	1,994	0.5

Income before taxes	167,679	21.0	152,874	22.8	84,927	21.0	77,952	22.7

Income tax provision	61,372	7.7	56,563	8.4	31,084	7.7	28,841	8.4

Net income	$106,307	13.3	$96,311	14.4	$53,843	13.3	$49,111	14.3

Per share data:
Net income per common share–basic	$0.59		$0.54		$0.30		$0.27

Net income per common and common equivalent share–diluted	$0.59		$0.53		$0.30		$0.27

Weighted average common shares outstanding–basic	179,437		180,007		177,385		180,410

Weighted average common and common equivalent shares outstanding–diluted	180,789		181,867		178,495		182,292

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,307	$96,311

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	3,593	2,225
Depreciation and amortization, other	28,783	19,853
Deferred tax benefit	(11,114)	(8,831)
Stock-based compensation expense, cost of goods sold	3,144	205
Stock-based compensation expense, general, administrative and store operating expenses	7,760	579
Excess tax benefit from stock-based compensation	(2,615)	—
Tax benefit of stock options exercised	—	11,766
Deferred rent expense, net	1,872	1,647
Loss on disposal of property and equipment	266	383
Net change in:
Receivables	6,848	(1,638)
Inventories	(12,737)	(5,930)
Prepaid expenses and other, net	(3,466)	(5,485)
Accounts payable	5,649	1,505
Accrued and other deferred liabilities	6,480	15,647

Total adjustments	34,463	31,926

Net cash provided by operating activities	140,770	128,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales (purchases) of marketable securities, net	163,141	(83,724)
Purchase of Fitigues assets	(7,527)	—
Acquisition of franchise store	(761)	—
Purchase of equity investment	—	(10,406)
Purchases of property and equipment	(91,128)	(45,446)

Net cash provided by (used in) investing activities	63,725	(139,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,875	12,654
Excess tax benefit from stock-based compensation	2,615	—
Repurchase of common stock	(200,000)	—

Net cash (used in) provided by financing activities	(192,510)	12,654

Net increase in cash and cash equivalents	11,985	1,315

CASH AND CASH EQUIVALENTS – Beginning of period	3,035	14,426

CASH AND CASH EQUIVALENTS – End of period	$15,020	$15,741

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$45	$47
Cash paid for income taxes, net	$63,394	$52,243
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 29, 2006
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
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the twenty-six weeks ended July 29, 2006 are not necessarily indicative of the results that may be expected for the entire year.
     Other net sales for the current period consist of net sales to franchisees and net sales related to the Company’s recently acquired Fitigues stores. Other net sales for the prior period consist of net sales to franchisees.
Note 2. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48; however, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position, results of operations or cash flows.
Note 3. Goodwill and Intangible Assets
     The Company’s goodwill and its indefinite-lived intangible asset are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation will be performed during the fourth quarter of each year. The change in the carrying amount of goodwill for the twenty-six weeks ended July 29, 2006 is as follows:

Balance as of January 28, 2006	$61,796
Goodwill related to the acquisition of Fitigues	6,752
Goodwill related to the acquisition of franchise store	800

Total	$69,348

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Stock-Based Compensation
General
     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the thirteen and twenty-six weeks ended July 29, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.
     At July 29, 2006, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans during the thirteen and twenty-six weeks ended July 29, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $5.6 million and $10.9 million, respectively. The total compensation expense related to stock-based awards granted under these plans during the thirteen and twenty-six weeks ended July 30, 2005, reflecting compensation expense recognized in accordance with APB 25, was $0.4 million and $0.8 million, respectively. Effective January 29, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for each quarter of fiscal 2006 based on its historical experience during the preceding four fiscal years.
     As a result of adopting SFAS 123R, the impact to the consolidated statements of income for the thirteen weeks ended July 29, 2006 on income before income taxes and net income was a reduction of $4.6 million and $2.9 million, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the thirteen weeks ended July 29, 2006 was a reduction of $0.02 per share.
     As a result of adopting SFAS 123R, the impact to the consolidated statements of income for the twenty-six weeks ended July 29, 2006 on income before income taxes and net income was a reduction of $9.0 million and $5.8 million, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the twenty-six weeks ended July 29, 2006 was a reduction of $0.03 per share.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Stock-Based Compensation (continued)
     In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.6 million of excess tax benefits as financing cash flows for the twenty-six weeks ended July 29, 2006. The total income tax benefit recognized in the consolidated statement of operations for share-based awards during the thirteen and twenty-six weeks ended July 29, 2006 (in accordance with the provisions of SFAS 123R) was $2.1 million and $4.0 million, respectively. During the thirteen and twenty-six weeks ended July 30, 2005, the total income tax benefit recognized in the consolidated statement of operations for share-based awards (in accordance with the provisions of APB 25) was $0.1 million and $0.3 million, respectively.
     The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, to all stock-based employee compensation for the twenty-six and thirteen weeks ended July 30, 2005:

	Twenty-Six Weeks Ended	Thirteen Weeks Ended
	July 30, 2005	July 30, 2005
Net income, as reported	$96,311	$49,111
Add: Stock-based compensation expense included in reported net income, net of taxes	494	250

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(5,982)	(2,917)

Net income, pro forma	$90,823	$46,444

Net income per common share:
Basic – as reported	$0.54	$0.27
Basic – pro forma	$0.50	$0.26
Diluted – as reported	$0.53	$0.27
Diluted – pro forma	$0.50	$0.26

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Stock-Based Compensation (continued)
Stock Option Plans
     The Company has share-based awards outstanding under three different plans: (1) the 1993 Stock Option Plan, (2) the Independent Directors’ Plan and (3) the 2002 Omnibus Stock and Incentive Plan (the “Omnibus Plan”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Independent Directors’ Plan, whose options generally vest after 6 months) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. No new grants will be made under the Company’s existing 1993 Plan or Independent Directors’ Plan, and such existing plans remain in effect only for purposes of administering options that were outstanding on the date the Omnibus Plan was approved by the Company’s shareholders. The Omnibus Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards and restricted stock units. Restricted stock awards are stock awards that are not vested when received. The Omnibus Plan initially reserved 9,710,280 shares of common stock for future issuance. As of July 29, 2006, 2,348,299 shares of common stock remain available for issuance under the Omnibus Plan.
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

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Stock-Based Compensation (continued)
Employee Stock Purchase Plan
     The Company sponsors an employee stock purchase plan (the “ESPP”) under which substantially all full-time employees are given the right to purchase up to 800 shares of the common stock of the Company two times a year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each purchase period. Prior to January 29, 2006, the Company recognized no compensation expense for the issuance of shares under the ESPP. As of January 29, 2006 and in accordance with the provisions of SFAS 123R, the Company recognizes compensation expense based on the 15% discount at purchase. For the twenty-six weeks of fiscal 2006, ESPP compensation expense was $0.1 million, net of tax.
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
     The weighted average assumptions relating to the valuation of the Company’s stock options for the twenty-six and thirteen weeks ended July 29, 2006 and July 30, 2005 were as follows:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Weighted average fair value of grants	$17.82	$13.83	$12.70	$13.87
Expected volatility	47%	58%	45%	50%
Expected term (years)	4.5	4.7	4.5	3.8
Risk-free interest rate	4.6%	3.8%	5.1%	3.8%
Expected dividend yield	N/A	N/A	N/A	N/A

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Stock-Based Compensation (continued)
Stock Based Compensation Activity
     The following table presents a summary of the Company’s stock options activity for the twenty-six weeks ended July 29, 2006:

		Weighted	Weighted Average	Aggregate
		Average Exercise	Remaining	Intrinsic Value (in
	Number of Shares	Price	Contractual Term	thousands)
Outstanding, beginning of period	4,843,492	$18.43
Granted	602,500	40.07
Exercised	(341,494)	13.13
Canceled or expired	(84,353)	23.05

Outstanding, end of period	5,020,145	21.31	7.67 years	$26,011

Vested and expected to vest in the future at July 29, 2006	4,744,080	21.57	7.82 years	$25,805
Exercisable at July 29, 2006	2,313,507	14.32	6.67 years	$21,678
Available for grant at July 29, 2006	2,348,299
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 29, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three and six months ended July 29, 2006 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $0.4 million and $9.4 million, respectively.
     As of July 29, 2006, there was $25.2 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.7 years.
     Cash received from option exercises and purchases under the ESPP for the first six months ended July 29, 2006 was an aggregate of $4.9 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $3.5 million for the six months ended July 29, 2006.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 29, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Stock-Based Compensation (continued)
     Restricted stock awards as of July 29, 2006 and changes during the six months ended July 29, 2006 were as follows:

	Twenty-Six Weeks Ended
	July 29, 2006
		Weighted Average Grant
	Number of Shares	Date Fair Value
Nonvested, beginning of period	194,798	$27.33
Granted	184,833	42.60
Vested	(11,669)	26.34
Canceled	(5,750)	27.57

Nonvested, end of period	362,212	35.15

     Total fair value of shares of restricted stock that vested during the six months ended July 29, 2006 was $0.3 million. As of July 29, 2006, there was $8.9 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.1 years.
     For the twenty-six and thirteen weeks ended July 29, 2006, stock-based compensation expense was allocated as follows (in thousands):

	Twenty-Six Weeks Ended	Thirteen Weeks Ended
	July 29, 2006	July 29, 2006
Cost of goods sold	$3,144	$1,606
General, administrative and store operating expenses	7,760	3,994

Stock based compensation expense before income taxes	$10,904	$5,600
Income tax benefit	3,966	2,050

Total stock-based compensation expense after income taxes	$6,938	$3,550

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 29, 2006
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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Weighted average common shares outstanding – basic	179,437,314	180,007,479	177,384,818	180,409,517
Dilutive effect of stock options and unvested restricted stock outstanding	1,351,318	1,859,296	1,109,853	1,882,049

Weighted average common and common equivalent shares outstanding – diluted	180,788,632	181,866,775	178,494,671	182,291,566

     For the three and six month periods ended July 29, 2006, of the options then outstanding, options to purchase 928,930 and 790,430 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.
     For each of the three and six month periods ended July 30, 2005, of the options then outstanding, options to purchase 111,000 shares of common stock were excluded from the computation of diluted EPS on the basis that such options were antidilutive.
Note 6. Share Repurchase Programs
     In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During the twenty-six weeks ended July 29, 2006, the Company repurchased 3,081,104 shares of its common stock in connection with this stock repurchase program, which represented the entire $100 million initial stock repurchase program authorized by the Company’s Board.
     In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over the next following twelve months ending in May 2007. During the thirteen weeks ended July 29, 2006, the Company repurchased 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million program authorized by the Company’s Board.

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
     Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using mainly easy-care fabrics. WH|BM, which began operations in 1985 but which the Company acquired in September 2003, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in the classic and timeless colors of white and black and related shades. Soma was initially launched in August 2004. This concept offers foundation products in intimate apparel, sleepwear, and activewear that is aimed at the Chico’s target customer, but with focus and styling that is expected to ultimately appeal to a broader customer base. Fitigues, which began operations in 1988 but which the Company just recently acquired in early fiscal 2006, targets women who are 25 years old and up, and to a much lesser degree, men and children. Fitigues is a fitness inspired brand, offering stylish yet comfortable activewear clothing.
     The Company earns revenues and generates cash through the sale of merchandise in its retail stores, to its Chico’s franchisees, and through its call centers, which handle sales related to catalog and online operations for all brands.
     The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. The Company has grown from 250 stores as of January 30, 2001 to 806 stores as of July 29, 2006, which includes the store growth resulting from the acquisition of WH|BM in fiscal 2003 and Fitigues in fiscal 2006 as well as the launch of the Soma brand in fiscal 2004. The Company continues to expand its presence through the opening of new stores, through the expansion and relocation of existing stores, through the development of new opportunities such as Soma, through the acquisition of existing store concepts such as Fitigues and through the extension of its merchandise line in each of its brands. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease from the rate of overall sales growth experienced in recent years (which has been in the range of 30-40%), such anticipated decrease in rate of growth reflecting in large part the Company’s significantly increased size, its more manageable 30% net square footage growth goal for fiscal 2006 and its 25% net square footage growth goal for fiscal 2007 and the expectation that its same store sales increases will continue to moderate and flatten, particularly for the core Chico’s brand. Nevertheless, the Company generally expects to continue its ability to report increasing earnings and to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.

     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, effectuating customer acceptance of new store concepts, integrating acquired businesses, maturing the newer brand concepts, implementing the process of senior management succession, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth – For the thirteen-week and twenty-six week periods ended July 29, 2006, the Company’s consolidated comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) was 5.7% and 6.2%, respectively. The thirteen-week period increase of 5.7% follows a comparable store sales growth of 15.7% in the second quarter last year. The Company believes that sustained positive comparable store sales growth is a key success factor and a positive indication of the Company’s ability to manage its expansion and its ability to operate stores effectively.

•	Positive operating cash flow – For the twenty-six week period ended July 29, 2006 (the “current period”), cash flow from operations totaled $141 million compared with $128 million for the prior year’s twenty-six week period ended July 30, 2005 (the “prior period”) (see “Liquidity and Capital Resources” section of MD&A for discussion of the differences between SFAS 123R cash flow presentation for the current period and presentation under APB 25 for the prior period). The Company believes that a key strength of its business is the ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, additional infrastructure costs associated with the distribution center, costs associated with the Company’s proposed expansions of its existing corporate headquarters and its existing distribution center, any future stock repurchase programs, costs associated with continued improvement of information technology tools, including the conversions to the SAP software platform, and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section.

•	Loyalty Clubs – Management believes that a significant indicator of the Company’s success is the extent of the growth of its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives.

The Passport Club, the Chico’s and Soma frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and, upon spending $500, customers automatically become permanent members and are entitled to a lifetime 5% discount and other benefits. For the thirteen-week and twenty-six week periods ended July 29, 2006, the Company added approximately 108,000 and 200,000, net permanent Passport Club members, respectively, and approximately 361,000 and 741,000 net preliminary Passport Club members, respectively. The Company believes that the continued growth of its Passport Club indicates that the Company is still generating strong interest from new customers, many of whom tend to become long-term loyal customers, due in large part to the Company’s commitment to personalized customer service and constant newness of product.

The Company introduced a frequent shopper program at its WH|BM stores during October 2004 called “The Black Book”. The Black Book loyalty program is similar to the Passport Club in all key respects except that customers become permanent members upon spending $300, compared to $500 for the Passport Club. For the thirteen-week and twenty-six week periods ended July 29, 2006, the Company added approximately 88,000 and 158,000, net permanent Black Book members, respectively, and approximately 260,000 and 558,000, net preliminary Black Book members, respectively.

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
     In addition to the key performance indicators mentioned above, the Company’s operational strategies are focused on qualitative factors as well. The Company’s ability to manage its multiple brands, specifically, to develop and grow its newer concepts (Soma and to a lesser extent, Fitigues), an increased focus on expanding the Company’s direct to consumer business, securing new store locations including relocations and/or expansions of existing stores and the launching of new product categories are all important strategies that, if successful, should contribute to the continued growth of the Company.
     The Company continues to evaluate and monitor the progress of its intimate apparel initiative with its Soma brand. The Company recognizes that the Soma business can be seen as complementary to its basic apparel business, but it also understands that many aspects of this business require unique attention. The Company monitors Soma merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. The Company believes the Soma brand reduced the Company’s operating margin by approximately 90 basis points for the thirteen and twenty-six weeks ended July 29, 2006 and earnings per share by $.01 and $.02 for the thirteen and twenty-six weeks ended July 29, 2006, respectively. The Company further believes that an impact on operating margin and earnings per share of this order is acceptable when balanced against the possibility of the brand’s perceived longer term potential.
     For the thirteen weeks ended July 29, 2006, the Company reported net sales, operating income and net income of $404.7 million, $82.1 million and $53.8 million, respectively, up 18.0%, 8.1% and 9.6%, from the comparable period in the prior fiscal year. The Company’s gross profit percentage increased slightly to 60.3% for the current period from 60.2% in the prior period primarily due to improved merchandise margins at the Chico’s and WH|BM stores, attributable primarily to improved initial markups offset in part by a slightly higher markdown rate compared to the prior period and by an approximate 40 basis point impact of incremental stock-based compensation expense on cost of goods sold. General, administrative and store operating expenses (including depreciation and amortization) increased as a percentage of net sales over the prior period by approximately 200 basis points primarily due to the impact of incremental stock-based compensation expense and increased depreciation and amortization expense due to capital expenditures for new, remodeled and expanded stores, which generally are larger in both size and capital expense than in prior years, and, to a lesser extent, from the accelerated depreciation associated with the Company’s decision to move to the SAP software platform.

     For the twenty-six weeks ended July 29, 2006, the Company reported net sales, operating income and net income of $796.6 million, $161.7 million and $106.3 million, respectively, up 18.9%, 8.3% and 10.4%, from the comparable period in the prior fiscal year. The Company’s gross profit percentage decreased slightly to 60.9% for the current period from 61.0% in the prior period primarily due to incremental stock-based compensation expense on cost of goods sold, which reduced the gross margin by approximately 40 basis points. Improved merchandise margins at the Chico’s and WH|BM stores, attributable primarily to improved initial markups offset in part by a slightly higher markdown rate compared to the prior period were offset by the incremental stock-based compensation expense on cost of goods sold, and which reduced the gross margin by approximately 40 basis points. General, administrative and store operating expenses (including depreciation and amortization) increased as a percentage of net sales over the prior period by approximately 190 basis points primarily due to incremental stock-based compensation expense and, to a lesser extent, by certain other factors described below.
     Although there are many factors that could impact the Company’s performance in fiscal 2006 and fiscal 2007, the Company believes that, after taking into consideration the first six months sales and earnings and our August-to-date sales results, the following estimated operating results for the remainder of fiscal 2006 and the initial expectations for fiscal 2007 are sound yet conservative. The Company certainly intends to strive to exceed these expectations:

	3rd Quarter 2006	4th Quarter 2006(2)	Fiscal 2006	Fiscal 2007
Comparable store sales:
Chico’s	Flat to low single	Flat to low single	Low single	Flat to low single
WH|BM	High single to low double	High single	Mid double	High single
Operating margin	17%-19%	14%-16%	17%-19%	16%-18%
Earnings per share	$0.26-$0.28(1)	$0.25-$0.27(1,2)	$1.10-$1.14(1,2)	$1.28-$1.36

(1)	Net of $.02 per diluted share associated with the adoption of SFAS 123R in each of the 3rd and 4th quarters and a total of $.08 per diluted share for fiscal 2006 as a whole, which is unchanged from the Company’s previously announced forecast of this impact.

(2)	4th quarter includes an additional week compared to the fiscal 2005 4th quarter.

Results of Operations – Thirteen Weeks Ended July 29, 2006 Compared to the Thirteen Weeks Ended July 30, 2005.
     Net Sales
     The following table shows net sales by Company-owned Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet and other net sales (which includes net sales by Fitigues stores and net sales to franchisees) in dollars and as a percentage of total net sales for the thirteen weeks ended July 29, 2006 and July 30, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 29, 2006		July 30, 2005
Net sales by Chico’s/Soma stores	$301,045	74.4%	$271,466	79.2%
Net sales by WH|BM stores	87,964	21.7	61,932	18.1
Net sales by catalog and Internet	12,197	3.0	7,035	2.0
Other net sales	3,447	0.9	2,492	0.7

Net sales	$404,653	100.0%	$342,925	100.0%

     Net sales by Company-owned Chico’s, Soma and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings, as well as from increases in the Company’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Comparable store sales increases	$18,939	$38,153
Comparable same store sales %	5.7%	15.7%
New store sales increase, net	$37,783	$48,566
     The comparable store sales increase of 5.7% was driven primarily by an increase of 4.5% in the Chico’s average unit retail price and an increase of 10.7% in the average unit retail price for WH|BM (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), attributable primarily to changes in product mix and, to a lesser extent, by an increase in the number of transactions for WH|BM compared to the prior period. In the current period, WH|BM same store sales represent approximately 21% of the total same store sales base compared to 15% in the prior period. The WH|BM same store sales increase for the current period was in the high teens while the Chico’s same store sales increase for the current period was in the low single digit range. Sales from Soma stores in the current period were included in the comparable store sales calculation beginning in September 2005 but did not have a material impact on the calculation. The recently acquired Fitigues stores will not enter into the comparable store base until February 2007; therefore, net sales from Fitigues stores are included in new store sales for the current period.
     Net sales by catalog and Internet for the current period, which included merchandise from all of the Company’s brands increased by $5.2 million, or 73.4%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the launch of the WH|BM website in August 2005, the significant increase in Soma merchandise available on the website since the third quarter of last fiscal year, the increased catalog and Internet sales due to the acquisition of Fitigues, and to a lesser extent, the increased circulation of catalog mailings.

     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended July 29, 2006 and July 30, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Cost of goods sold	$160,735	$136,429
Gross profit	243,918	206,496
Gross profit percentage	60.3%	60.2%
     The slight increase in the gross profit percentage during the current period resulted primarily from an increase of approximately 60 basis points in the merchandise margins at the Chico’s stores and an increase of approximately 230 basis points in the merchandise margins at the WH|BM stores (attributable primarily to improved initial markups for both brands in the current period offset in part by a higher markdown rate compared to the prior period for both brands). The increase in gross profit percentage attributable to improved merchandise margins was offset, in significant part, by the recognition of approximately $1.5 million of incremental stock-based compensation expense, or an impact of approximately 40 basis points, when compared to the prior period and to a lesser extent, by the Company’s continued investment in the product development and merchandising functions for all of its brands and, to an even lesser extent, due to increased inventory clearance costs.
     General, Administrative and Store Operating Expenses
     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirteen weeks ended July 29, 2006 and July 30, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
General, administrative and store operating expenses	$146,576	$120,056
Percentage of total net sales	36.2%	35.0%
     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, the adoption of SFAS 123R, an increase in marketing expenses, and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales increased 120 basis points over the prior period primarily due to the recognition of approximately $3.7 million of incremental stock-based compensation expense, or an impact of approximately 90 basis points, when compared to the prior period. General, administrative and store operating expenses as a percentage of net sales was also impacted by increased store operating expenses in the Chico’s stores (primarily personnel and occupancy costs) as a percentage of total net sales and by a planned increase in marketing expenses as a percentage of total net sales. These increases in general, administrative and store operating expenses as a percentage of net sales were offset slightly by an improvement in WH|BM store operating expenses (primarily personnel and occupancy costs) as a percentage of net sales compared to the prior period resulting primarily from leverage that was facilitated by the WH|BM comparable store sales increase in the high teen percent range.

     Depreciation and Amortization
     The following table shows depreciation and amortization in dollars and as a percentage of total net sales for the thirteen weeks ended July 29, 2006 and July 30, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Depreciation and amortization	$15,250	$10,482
Percentage of total net sales	3.8%	3.0%
     The increase in depreciation and amortization expense as a percentage of total net sales was due primarily to capital expenditures related to new, remodeled and expanded stores, which generally are larger in both size and capital expense than in the prior years, and, to a lesser extent, from the accelerated depreciation associated with the Company’s decision to move to the SAP software platform, and from newly installed hardware and software packages.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended July 29, 2006 and July 29, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Interest income, net	$2,835	$1,994
Percentage of total net sales	0.7%	0.5%
     The increase in net interest income during the current period was primarily the result of the impact of higher interest rates. The Company anticipates that its interest income, net will decline from the levels achieved in the current period due to the recent use of funds for its share repurchase programs.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 36.6% compared to an effective tax rate of 37% for the prior period. The decrease is primarily due to an increase in estimated favorable permanent differences for fiscal 2006 as compared to fiscal 2005.
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended July 29, 2006 and July 30, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 29, 2006	July 30, 2005
Net income	$53,843	$49,111
Percentage of total net sales	13.3%	14.3%

Results of Operations – Twenty-Six Weeks Ended July 29, 2006 Compared to the Twenty-Six Weeks Ended July 30, 2005.
     Net Sales
     The following table shows net sales by Company-owned Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet and other net sales (which includes net sales by Fitigues stores and net sales to franchisees) in dollars and as a percentage of total net sales for the twenty-six weeks ended July 29, 2006 and July 30, 2005 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 29, 2006		July 30, 2005
Net sales by Chico’s/Soma stores	$597,603	75.0%	$539,071	80.4%
Net sales by WH|BM stores	167,383	21.0	111,095	16.6
Net sales by catalog and Internet	24,533	3.1	14,992	2.2
Other net sales	7,115	0.9	5,022	0.8

Net sales	$796,634	100.0%	$670,180	100.0%

     Net sales by Company-owned Chico’s, Soma and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings, as well as from increases in the Company’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Comparable store sales increases	$39,815	$64,551
Comparable same store sales %	6.2%	13.2%
New store sales increase, net	$77,260	$90,449
     The comparable store sales increase of 6.2% was driven primarily by an increase of 7.0% in the Chico’s average unit retail price and an increase of 12.2% in the average unit retail price for WH|BM (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), attributable primarily to changes in product mix and, to a lesser extent, by an increase in the number of transactions for WH|BM compared to the prior period. In the current period, WH|BM same store sales represent approximately 20% of the total same store sales base compared to 14% in the prior period. The WH|BM same store sales increase for the current period was in the mid twenty percent range while the Chico’s same store sales increase for the current period was in the low single digit range. Sales from Soma stores in the current period were included in the comparable store sales calculation beginning in September 2005 but did not have a material impact on the calculation. The recently acquired Fitigues stores will not enter into the comparable store base until February 2007; therefore, net sales from Fitigues stores are included in new store sales for the current period.
     Net sales by catalog and Internet for the current period, which included merchandise from all of the Company’s brands increased by $9.5 million, or 63.6%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the launch of the WH|BM website in August 2005, the significant increase in Soma merchandise available on the website since the third quarter of last fiscal year, the increased catalog and Internet sales due to the acquisition of Fitigues, and to a lesser extent, the increased circulation of catalog mailings.

     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the twenty-six weeks ended July 29, 2006 and July 30, 2005 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Cost of goods sold	$311,326	$261,627
Gross profit	485,308	408,553
Gross profit percentage	60.9%	61.0%
     The slight decrease in the gross profit percentage during the current period resulted primarily from the recognition of approximately $2.9 million of incremental stock-based compensation expense or an impact of approximately 40 basis points, when compared to the prior period. The impact from incremental stock-based compensation expense was offset, for the most part, by improved merchandise margins at the Chico’s and WH|BM stores (attributable primarily to improved initial markups for both brands offset in part by a higher markdown rate compared to the prior period).
     General, Administrative and Store Operating Expenses
     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the twenty-six weeks ended July 29, 2006 and July 30, 2005 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
General, administrative and store operating expenses	$294,811	$239,330
Percentage of total net sales	37.0%	35.7%
     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, incremental stock-based compensation, an increase in marketing expenses, and other general corporate infrastructure costs to support the Company’s rapid growth. General, administrative and store operating expenses as a percentage of net sales increased 130 basis points over the prior period primarily due to the recognition of approximately $7.2 million of incremental stock-based compensation expense, or an impact of approximately 90 basis points, when compared to the prior period. General, administrative and store operating expenses as a percentage of net sales were also impacted by increased store operating expenses in the Chico’s stores (primarily personnel and occupancy costs) as a percentage of total net sales and by a planned increase in marketing expenses as a percentage of total net sales. These increases in general, administrative and store operating expenses as a percentage of net sales were offset slightly by an improvement in WH|BM store operating expenses (primarily personnel and occupancy costs) as a percentage of net sales compared to the prior period resulting primarily from leverage that was facilitated by the WH|BM comparable store sales increase in the mid twenty percent range.

     Depreciation and Amortization
     The following table shows depreciation and amortization in dollars and as a percentage of total net sales for the twenty-six weeks ended July 29, 2006 and July 30, 2005 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Depreciation and amortization	$28,783	$19,853
Percentage of total net sales	3.6%	3.0%
     The increase in depreciation and amortization expense as a percentage of total net sales was due primarily to capital expenditures related to new, remodeled and expanded stores, which generally are larger in both size and capital expense than in the prior years, and, to a lesser extent, from the accelerated depreciation associated with the Company’s decision to move to the SAP software platform, and, from newly installed hardware and software packages.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the twenty-six weeks ended July 29, 2006 and July 29, 2005 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Interest income, net	$5,965	$3,504
Percentage of total net sales	0.7%	0.5%
     The increase in net interest income during the current period was primarily the result of the impact of higher interest rates and, to a lesser extent, increased cash and marketable securities in the current period compared to the prior period. The Company anticipates that its interest income, net will decline from the levels achieved in the current period due to the recent use of funds for its share repurchase programs.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 36.6% compared to an effective tax rate of 37% for the prior period. The decrease is primarily due to an increase in estimated favorable permanent differences for fiscal 2006 as compared to fiscal 2005.
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the twenty-six weeks ended July 29, 2006 and July 30, 2005 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Net income	$106,307	$96,311
Percentage of total net sales	13.3%	14.4%

Comparable Company Store Net Sales
     Comparable Company store net sales increased by 5.7% in the current quarter and 6.2% in the first six months of this fiscal year, when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
     The comparable store percentages reported above include 39 and 49 stores, respectively, that were expanded or relocated within the last twelve months from the beginning of the prior period by an average of 1,142 and 1,032 net selling square feet, respectively. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 4.3% for the current quarter and 4.9% for the first six months (versus 5.7% and 6.2% as reported, respectively). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. Soma stores began entering into the comparable store sales calculation in September 2005 and due to the small number of stores have not had a material impact on the comparable store sales calculation. The recently acquired Fitigues stores will not enter into the comparable store base until February 2007.
     The Company believes that the increase in comparable Company store net sales (low single digits for the Chico’s/Soma brands and high teen increases for the WH|BM brand for the current quarter and low single digits for the Chico’s/Soma brands and mid 20% increases for the WH|BM brand for the first six months) resulted from the continuing effort to focus the Company’s product development, merchandise planning, buying, technical design, and marketing departments on the Company’s target customers. The Company also believes that the look, fit and pricing policy of the Company’s product was in line with the needs of the Company’s target customers, although it is believed that comparable Company store net sales were weaker at the Chico’s brand due to a combination of factors, but principally because of a lack of color assortment and the lack of appropriate styles in cold weather stores during the first quarter and merchandise misses such as the lack of “wear now” merchandise in the Chico’s stores, a reduction in overall store traffic and a pre-planned marketing effort that turned out not to inspire the Company’s customer to shop during the second quarter. The Company believes that the increase in comparable store sales was also fueled by a coordinated marketing plan, which includes national and regional television advertising, national magazine advertising, increased direct mailings of catalogs, a larger database of existing customers for such mailings and the success of the Company’s frequent shopper clubs. To a lesser degree, the Company believes the increase was due to continued store-level training efforts associated with ongoing training programs, the Company’s overall ability to maintain its high standards for customer service and assistance and to an increase in average unit retails at both Chico’s and WH|BM stores.
Liquidity and Capital Resources
     The Company’s ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned expansion of its headquarters, distribution center and other central support facilities, to fund potential stock repurchases under the Company’s stock repurchase programs, and for continued improvement in information technology tools, including the conversions the Company is planning to the SAP software platform.
     With regard to the Company’s planned expansion of its headquarters campus, in April 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters site on Metro Parkway in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, most of which is leased to unrelated third parties. The acquisition cost for this property, along with the buildings, totaled approximately $25.6 million, which includes all transaction costs. The acquisition was funded from the Company’s existing cash and marketable securities balances. With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available. The Company’s present goal in this regard is to begin design work in late fiscal 2006. It is currently anticipated that the Company will require additional distribution space in early fiscal 2008 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company.
     The following table shows the Company’s capital resources as of July 29, 2006 and July 30, 2005 (amounts in thousands):

	July 29, 2006	July 30, 2005
Cash and cash equivalents	$15,020	$15,741
Marketable securities	238,378	334,815
Working capital	272,402	356,697
     Working capital decreased from July 30, 2005 to July 29, 2006 primarily due to the Company’s share repurchase programs which totaled $200 million. The decrease in working capital was partially offset by the Company’s significant cash from operating activities (in large part due to the Company’s overall sales increase), which cash was substantially more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.
     Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will satisfy the Company’s working capital needs, capital expenditure needs (see “New Store Openings, Headquarters & Distribution Center Expansion and Information Systems Upgrade” discussed below), commitments, and other liquidity requirements associated with the Company’s operations through at least the next 12 months.
     Operating Activities
     Net cash provided by operating activities was $140.8 million and $128.2 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. The cash provided by operating activities for the current and prior periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:
•	Depreciation and amortization expense;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.
     In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to tax deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.6 million of excess tax benefits as a financing cash inflow and a corresponding operating cash outflow for the twenty-six weeks ended July 29, 2006. The $11.8 million of tax benefit of stock options exercised for the twenty-six weeks ended July 30, 2005 is presented as an operating cash inflow in the prior period in accordance with APB 25.
     Investing Activities
     Net cash provided by investing activities was $63.7 million compared to net cash used by investing activities of $139.6 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively.
     The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM, Soma and Fitigues stores ($47.2 million), costs and improvements associated with the purchase of a 22 acre property adjacent to the Company’s current headquarters campus ($26.4 million — see “New Store Openings, Headquarters & Distribution Center Expansion and Information Systems Upgrade” below), costs associated with system upgrades and new software implementations ($11.0 million), distribution center infrastructure costs ($2.5 million) and other miscellaneous capital expenditures ($4.0 million).
     The Company sold $163.1 million, net, of marketable securities during the current period primarily to fund the Company’s stock repurchase programs. In the prior period, the Company invested $83.7 million, net, in marketable securities.
     In addition, the Company completed the purchase of most of the assets of the Fitigues brand stores for $7.5 million and paid $0.8 million for the purchase of the net assets of one of its franchise stores, while in the prior period, the Company purchased an equity investment in a privately held company for business and strategic purposes totaling $10.4 million.
     Financing Activities
     Net cash used in financing activities for the twenty-six weeks ended July 29, 2006 was $192.5 million compared to net cash provided by financing activities for the twenty-six weeks ended July 30, 2005 of $12.7 million. The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan.
     In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During the twenty-six weeks ended July 29, 2006, the Company repurchased 3,081,104 shares of its common stock in connection with this stock repurchase program, which represented the entire $100 million initial stock repurchase program authorized by the Company’s Board.
     In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over the next twelve months ending in May 2007. During the thirteen weeks ended July 29, 2006, the Company repurchased 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million program authorized by the Company’s Board.
     As discussed above, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to tax deductions attributable to the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to such tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.6 million of excess tax benefits as a financing cash inflow for the twenty-six weeks ended July 29, 2006 with no comparable amount for the twenty-six weeks ended July 30, 2005.
     During the first six months of the current fiscal year, ten of the Company’s forty-three current and former officers exercised an aggregate of 228,835 stock options at prices ranging from $5.42 to $26.34 and several employees and former employees exercised an aggregate of 112,659 options at prices ranging from $0.1805 to $22.10. Also, during this period, the Company sold 9,790 shares of common stock during the March offering period under its employee stock purchase plan at a price of $40.00. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $4.9 million.
New Store Openings, Headquarters & Distribution Center Expansion and Information Systems Upgrade
     The Company is planning a 30% increase in its selling square footage for fiscal 2006, which is expected to result from approximately 145-150 net new Company-owned stores and 65 to 70 relocations and expansions of existing stores. The anticipated breakdown of new stores by brand for fiscal 2006 is as follows: 65-67 WH|BM stores, 45-47 Chico’s stores and 36-38 Soma stores in fiscal 2006. Of the net new stores to be opened, 52 had been opened as of August 23, 2006.
     The Company’s fiscal 2007 plan includes a 25% growth in selling square feet, with an estimated 165 to 190 net new stores and 40 to 60 relocations/expansions. At this time, the Company estimates these new openings will be broken down by brand as follows: 55 to 65 Soma stores, 60 to 70 WH|BM stores, 45 to 50 Chico’s stores and approximately 5 new Fitigues stores.
     The Company believes that the liquidity needed for its planned new store growth (including continued investments associated with the decision to grow its concept, Soma), continuing remodel/expansion program, infrastructure investments associated with the recently acquired Fitigues brand, continued installation and upgrading of new and existing software packages, purchases under any future stock repurchase program, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing strong cash and marketable securities balances.
     During the first quarter of fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters site on Metro Parkway in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, most of which is leased to unrelated third parties. As leases expire, the Company anticipates it will be utilizing the vacant space for its corporate headquarters needs. The acquisition cost for this property, along with the buildings, totaled approximately $25.6 million, which includes all transaction costs. The acquisition was funded from the company’s existing cash and marketable securities balances. With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available. The Company’s present goal in this regard is to begin design work in late fiscal 2006. It is currently anticipated that the Company will require additional distribution space in early fiscal 2008 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company.

     During fiscal 2005, the Company completed the purchase of 105 acres in south Fort Myers, Florida originally intended for the location of a new corporate headquarters campus for a total acquisition cost of $37.8 million, which included all transaction costs and $5.4 million of road impact fees. When the 22 acre property adjacent to its current headquarters site became available, the Company decided to plan its expansion at its current location and to hold the 105 acre property for investment and it is currently evaluating the best strategy for this investment.
     In May 2006, the Company announced that it will work with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) for its retail stores, beginning with its Soma brand. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. Following successful implementation of the ERP system for its Soma brand, the Company anticipates utilization of this new system in each of its other brands, beginning as early as the last half of fiscal 2007 or the first half of fiscal 2008. The Company expects that the costs associated with the implementation of the ERP system will be funded from the Company’s existing cash and marketable securities balances.
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
     The Company reports its sales on a monthly basis in line with other public companies in the women’s apparel industry. Although the Company believes this regular reporting of interim sales may provide for greater transparency to investors, the Company is concerned that these interim results tend to be relied upon too heavily as a trend. For example, such factors as the weather (numerous hurricanes in fiscal 2005 and 2004), national events (elections), international events (9/11 and developments in Iraq), interest rates, increased oil and other energy costs, changes in the nature of its merchandise promotions, and similar factors can significantly affect the Company for a particular period. In addition, the Company’s periodic results can be directly and significantly impacted by the extent to which the Company’s new merchandise offerings are accepted by its customers and by the timing of the introduction of such new merchandise.
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
     Stock-Based Compensation Expense
     Effective January 29, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the twenty-six and thirteen weeks ended July 29, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.
     The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 4 to the consolidated financial statements for a further discussion on stock-based compensation.
Certain Factors That May Affect Future Results
     This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation, statements regarding future growth rates of the established Company store concepts, the roll out of the Soma concept and the decision concerning expansion of the Fitigues operations. The statements may address items such as future sales, gross profit expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information.
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
     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters, distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, Soma and Fitigues merchandise divisions, the ability to integrate acquired businesses such as Fitigues, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on

Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at July 29, 2006, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of July 29, 2006 has not significantly changed since January 28, 2006. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of July 29, 2006, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes and auction rate securities, which are highly liquid, variable rate municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2013 to 2042, the interest rates are reset, depending on the type of security, either daily, every 7 days or 35 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of July 29, 2006, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.1 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.1 million.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
     Changes in Internal Controls
     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the date of the above referenced evaluation. Furthermore, there was no change in the Company’s internal control over financial reporting or in other factors during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
     The Company was named as defendant in a putative class action suit filed in June 2005 in the Superior Court for the State of California, County of San Bernardino, Carol Schaffer v. Chico’s FAS, Inc. et al. The Complaint alleged that the Company, in violation of California law, failed to: (1) pay overtime wages, (2) permit rest and meal periods, and (3) timely pay separation wages, among other claims. Although the Company believed it had strong defenses to the allegations in this case, the Company agreed to participate in a voluntary private mediation on March 16, 2006. The Company reached a settlement at that mediation. The Court has preliminarily approved the settlement. Notice of the settlement has been sent to all class members, who now have the opportunity to partake in, opt out of, or object to the settlement. The settlement is still subject to final Court approval. The settlement, if approved by the Court, will have no material adverse effect on the Company’s financial statements taken as a whole.
     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.
ITEM 1A. RISK FACTORS
     In addition to the other information discussed in this report, the factors described in Part I, Item 1A., “Risk Factors” in the Company’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 7, 2006 should be considered as they could materially affect the Company’s business, financial condition or future results. Other than the risk factor included herein, there have not been any significant changes with respect to the risks described in our 2005 Form 10-K, but these are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition or operating results.
The Company’s results may be adversely affected by fluctuations in the price of oil.
     Oil prices have fluctuated dramatically in the past and have risen substantially in fiscal 2006. The current trend of increasing oil prices may result in an increase in the Company’s transportation costs for distribution, utility costs for its retail stores and costs to purchase apparel from its manufacturers. In addition, rising oil prices could adversely affect consumer spending and demand for the Company’s products and increase its operating costs, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

				Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
	Total		Part of	Under the
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
Period	Purchased	per Share	Plans (a)	Plans(a)
April 30, 2006 to May 27, 2006	2,246,200	$30.38	2,246,200	$100,048
May 28, 2006 to July 1, 2006	2,191,500	$29.62	2,191,500	$35,144
July 2, 2006 to July 29, 2006	1,401,446	$25.08	1,401,446	$—

Total	5,839,146	$28.82	5,839,146	$—

(a)	The Company announced the approval by its Board of Directors of a stock repurchase program on March 13, 2006. The Company’s Board of Directors approved the repurchase of up to $100 million of the Company’s outstanding common stock over a twelve-month period initially scheduled to expire in March 2007. During the first six months of the fiscal year, the Company repurchased a total of 3,081,104 shares of its common stock at an average cost of $32.46, of which 2,247,794 are included in the table above and which represented the entire $100 million initial stock repurchase program authorized by the Company’s Board.
On May 16, 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over the next twelve months ending May 2007. During the second quarter of the fiscal year, the Company repurchased a total of 3,591,352 shares, included in the table above, of its common stock at an average cost of $27.84, which represented the entire $100 million additional stock repurchase program authorized by the Company’s Board.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders of the Company was held June 20, 2006. There were 181,370,900 shares of common stock entitled to vote at the meeting. The following matters were voted upon:
a)	Election of Directors:

	Votes For	Votes Withheld
Class I-Term Expiring in 2009
Scott A. Edmonds	157,675,321	9,309,526
Charles J. Kleman	155,538,311	11,446,536
Ross E. Roeder	165,300,939	1,683,908
Michael A. Weiss	165,282,453	1,702,394
The terms of offices of Helene B. Gralnick, Verna K. Gibson, Betsy S. Atkins, Marvin J. Gralnick, John W. Burden, III, Stewart P. Mitchell and David F. Walker continued after the annual meeting. Recently, on August 7, 2006, Mr. Mitchell submitted his resignation from the Board, effective August 11, 2006. Mr. Mitchell’s decision to resign was for personal reasons and not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

b)	Proposal to ratify the appointment of Ernst & Young LLP as Independent Certified Public Accountants:

Voting Results:	For the Proposal	166,171,818
	Against the Proposal	490,778
	Abstentions	322,251

ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1*	First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date: August 23, 2006	By:	/s/ Scott A. Edmonds Scott A. Edmonds
President and Chief Executive Officer (Principal Executive Officer)

Date: August 23, 2006	By:	/s/ Charles J. Kleman Charles J. Kleman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: August 23, 2006	By:	/s/ Michael J. Kincaid Michael J. Kincaid
Senior Vice President — Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)