Form 10-Q
period 2006-10-28
CHICOS FAS INC
filed 2006-11-28
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
October 28, 2006	0-21258
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At November 22, 2006, there were 175,757,992 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	October 28,	January 28,
	2006	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,606	$3,035
Marketable securities, at market	251,297	401,445
Receivables	19,313	7,240
Income taxes receivable	—	5,013
Inventories	137,650	95,421
Prepaid expenses	17,629	13,497
Land held for sale	38,120	—
Deferred taxes	16,534	12,327

Total Current Assets	483,149	537,978

Property and Equipment:
Land and land improvements	14,549	44,893
Building and building improvements	56,102	35,573
Equipment, furniture and fixtures	246,106	187,970
Leasehold improvements	275,843	209,342

Total Property and Equipment	592,600	477,778
Less accumulated depreciation and amortization	(169,885)	(131,846)

Property and Equipment, Net	422,715	345,932

Other Assets:
Goodwill	69,348	61,796
Other intangible assets	34,063	34,041
Deferred taxes	7,814	—
Other assets	20,914	19,666

Total Other Assets	132,139	115,503

	$1,038,003	$999,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$77,536	$47,434
Accrued liabilities	83,664	74,586
Current portion of deferred liabilities	1,179	648

Total Current Liabilities	162,379	122,668

Noncurrent Liabilities:
Deferred liabilities	94,091	65,189
Deferred taxes		5,129

Total Noncurrent Liabilities	94,091	70,318

Stockholders’ Equity:
Common stock	1,755	1,817
Additional paid-in capital	225,720	202,878
Unearned compensation	—	(3,710)
Retained earnings	554,059	605,537
Accumulated other comprehensive loss	(1)	(95)

Total Stockholders’ Equity	781,533	806,427

	$1,038,003	$999,413

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended
	October 28, 2006		October 29, 2005		October 28, 2006		October 29, 2005
		% of		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net sales by Chico’s/Soma stores	$894,423	74.5	$816,672	79.4	$296,820	73.6	$277,601	77.4
Net sales by White House | Black Market stores	257,171	21.4	179,545	17.4	89,788	22.2	68,450	19.1
Net sales by catalog & Internet	37,192	3.1	24,526	2.4	12,659	3.1	9,534	2.6
Other net sales	11,410	1.0	8,102	0.8	4,296	1.1	3,080	0.9

Net sales	1,200,196	100.0	1,028,845	100.0	403,563	100.0	358,665	100.0

Cost of goods sold	474,151	39.5	394,935	38.4	162,826	40.3	133,308	37.2

Gross profit	726,045	60.5	633,910	61.6	240,737	59.7	225,357	62.8

General, administrative and store operating expenses	456,183	38.0	371,041	36.1	161,373	40.0	131,711	36.7
Depreciation and amortization	44,007	3.7	31,192	3.0	15,224	3.8	11,339	3.2

Income from operations	225,855	18.8	231,677	22.5	64,140	15.9	82,307	22.9

Interest income, net	8,303	0.7	5,658	0.5	2,339	0.6	2,154	0.6

Income before taxes	234,158	19.5	237,335	23.0	66,479	16.5	84,461	23.5

Income tax provision	85,704	7.1	87,814	8.5	24,332	6.1	31,251	8.7

Net income	$148,454	12.4	$149,521	14.5	$42,147	10.4	$53,210	14.8

Per share data:
Net income per common share–basic	$0.83		$0.83		$0.24		$0.29

Net income per common and common equivalent share–diluted	$0.83		$0.82		$0.24		$0.29

Weighted average common shares outstanding–basic	178,036		180,218		175,234		180,639

Weighted average common and common equivalent shares outstanding–diluted	179,238		182,115		176,184		182,556

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$148,454	$149,521

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	5,557	3,437
Depreciation and amortization, other	44,007	31,192
Deferred tax benefit	(17,216)	(15,352)
Stock-based compensation expense, cost of goods sold	4,833	317
Stock-based compensation expense, general, administrative and store operating expenses	12,052	854
Excess tax benefit of stock-based compensation	(2,623)	—
Tax benefit of stock options exercised	—	13,301
Deferred rent expense, net	5,133	2,635
Loss on disposal of property and equipment	820	437
(Increase) decrease in assets–
Receivables	(7,091)	(4,528)
Inventories	(41,506)	(28,308)
Prepaid expenses and other, net	(5,403)	(5,135)
Increase in liabilities–
Accounts payable	30,103	30,794
Accrued and other deferred liabilities	36,837	36,089

Total adjustments	65,503	65,733

Net cash provided by operating activities	213,957	215,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales (purchases) of marketable securities, net	150,242	(130,946)
Purchase of Fitigues assets	(7,527)	—
Acquisition of franchise store	(811)	—
Purchase of equity investment	—	(10,418)
Purchases of property and equipment	(165,094)	(87,103)

Net cash used in investing activities	(23,190)	(228,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,181	16,908
Excess tax benefit of stock-based compensation	2,623	—
Repurchase of common stock	(200,000)	—

Net cash (used in) provided by financing activities	(191,196)	16,908

Net (decrease) increase in cash and cash equivalents	(429)	3,695

CASH AND CASH EQUIVALENTS – Beginning of period	3,035	14,426

CASH AND CASH EQUIVALENTS – End of period	$2,606	$18,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$73	$67
Cash paid for income taxes, net	$86,950	$78,698
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 28, 2006
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
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirty-nine weeks ended October 28, 2006 are not necessarily indicative of the results that may be expected for the entire year.
     Other net sales for the current period consist of net sales to franchisees and net sales related to the Company’s recently acquired Fitigues stores. Other net sales for the prior period consist of net sales to franchisees.
Note 2. Recent Accounting Pronouncements
     In October 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48; however, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position, results of operations or cash flows.
Note 3. Land Held for Sale
     During the third quarter of fiscal 2006, the Company reclassified a parcel of land located in south Fort Myers, Florida with a book value of $38.1 million from a long-term asset to a current asset held for sale. The Company anticipates that the land will be sold within the next 12 months, and the Company does not expect that any such sale will have any material impact on its statements of operations or overall financial position.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 28, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Goodwill and Intangible Assets
     The Company’s goodwill and its indefinite-lived intangible asset are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation will be performed during the fourth quarter of each year. The change in the carrying amount of goodwill for the thirty-nine weeks ended October 28, 2006 is as follows:

Balance as of January 28, 2006	$61,796
Goodwill related to the acquisition of Fitigues	6,752
Goodwill related to the acquisition of franchise store	800

Total	$69,348

Note 5. Stock-Based Compensation
General
     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the thirteen and thirty-nine weeks ended October 29, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.
     At October 28, 2006, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans during the thirteen and thirty-nine weeks ended October 28, 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $6.0 million and $16.9 million, respectively. The total compensation expense related to stock-based awards granted under these plans during the thirteen and thirty-nine weeks ended October 29, 2005, reflecting compensation expense recognized in accordance with APB 25, was $0.4 million and $1.2 million, respectively. Effective January 29, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for each quarter of fiscal 2006 based on its historical experience during the preceding four fiscal years.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 28, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
     As a result of adopting SFAS 123R, the impact to the consolidated statements of income for the thirteen weeks ended October 28, 2006 on income before income taxes and net income was a reduction of $4.8 million and $3.1 million, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the thirteen weeks ended October 28, 2006 was a reduction of $0.02 per share.
     As a result of adopting SFAS 123R, the impact to the consolidated statements of income for the thirty-nine weeks ended October 28, 2006 on income before income taxes and net income was a reduction of $13.8 million and $8.9 million, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact on basic and diluted earnings per share for the thirty-nine weeks ended October 28, 2006 was a reduction of $0.05 per share.
     In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.6 million of excess tax benefits as financing cash flows for the thirty-nine weeks ended October 28, 2006. The total income tax benefit recognized in the consolidated statement of operations for share-based awards during the thirteen and thirty-nine weeks ended October 28, 2006 (in accordance with the provisions of SFAS 123R) was $2.1 million and $6.1 million, respectively. During the thirteen and thirty-nine weeks ended October 29, 2005, the total income tax benefit recognized in the consolidated statement of operations for share-based awards (in accordance with the provisions of APB 25) was $0.1 million and $0.4 million, respectively.
     The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, to all stock-based employee compensation for the thirty-nine and thirteen weeks ended October 29, 2005:

	Thirty-Nine Weeks Ended	Thirteen Weeks Ended
	October 29, 2005	October 29, 2005
Net income, as reported	$149,521	$53,210
Add: Stock-based compensation expense included in reported net income, net of taxes	738	244

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of taxes	(9,104)	(3,122)

Net income, pro forma	$141,155	$50,332

Net income per common share:
Basic – as reported	$0.83	$0.29
Basic – pro forma	$0.78	$0.28
Diluted – as reported	$0.82	$0.29
Diluted – pro forma	$0.78	$0.28

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 28, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
Stock Option Plans
     The Company has share-based awards outstanding under three different plans: (1) the 1993 Stock Option Plan, (2) the Independent Directors’ Plan and (3) the 2002 Omnibus Stock and Incentive Plan (the “Omnibus Plan”). Stock options granted and outstanding under each of the plans generally vest evenly over three years (except for the Independent Directors’ Plan, whose options generally vest after 6 months) and have a 10-year contractual term. The exercise price of a stock option generally is equal to the fair market value of the Company’s common stock on the option grant date. No new grants will be made under the Company’s existing 1993 Plan or Independent Directors’ Plan, and such existing plans remain in effect only for purposes of administering options that were outstanding on the date the Omnibus Plan was approved by the Company’s shareholders. The Omnibus Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards and restricted stock units. Restricted stock awards are stock awards that are not vested when received. The Omnibus Plan initially reserved 9,710,280 shares of common stock for future issuance. As of October 28, 2006, 2,064,378 shares of common stock remain available for issuance under the Omnibus Plan.
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

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 28, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
Employee Stock Purchase Plan
     The Company sponsors an employee stock purchase plan (the “ESPP”) under which substantially all full-time employees are given the right to purchase up to 800 shares of the common stock of the Company two times a year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each purchase period. Prior to January 29, 2006, the Company recognized no compensation expense for the issuance of shares under the ESPP. As of January 29, 2006 and in accordance with the provisions of SFAS 123R, the Company recognizes compensation expense based on the 15% discount at purchase. For the thirty-nine weeks of fiscal 2006, ESPP compensation expense was $0.3 million.
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
     The weighted average assumptions relating to the valuation of the Company’s stock options for the thirty-nine and thirteen weeks ended October 28, 2006 and October 29, 2005 were as follows:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Weighted average fair value of grants	$15.37	$14.13	$9.32	$16.31
Expected volatility	46%	57%	46%	49%
Expected term (years)	4.5	4.6	4.5	4.4
Risk-free interest rate	4.6%	3.9%	4.6%	4.2%
Expected dividend yield	N/A	N/A	N/A	N/A

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 28, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
Stock Based Compensation Activity
     The following table presents a summary of the Company’s stock options activity for the thirty-nine weeks ended October 28, 2006:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value (in thousands)
Outstanding, beginning of period	4,843,492	$18.43
Granted	846,162	34.61
Exercised	(345,161)	13.06
Canceled or expired	(132,236)	25.50

Outstanding, end of period	5,212,257	21.23	7.48 years	$30,014

Vested and expected to vest in the future at October 28, 2006	5,039,706	21.01	7.50 years	$29,747
Exercisable at October 28, 2006	2,831,700	15.34	6.55 years	$26,625
Available for grant at October 28, 2006	2,064,378
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on October 28, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three and nine months ended October 28, 2006 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $44 thousand and $9.4 million, respectively.
     As of October 28, 2006, there was $22.8 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.7 years.
     Cash received from option exercises and purchases under the ESPP for the first nine months ended October 28, 2006 was an aggregate of $6.2 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $3.5 million for the nine months ended October 28, 2006.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 28, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
     Restricted stock awards as of October 28, 2006 and changes during the nine months ended October 28, 2006 were as follows:

	Thirty-Nine Weeks Ended
	October 28, 2006
		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested, beginning of period	194,798	$27.33
Granted	284,175	35.38
Vested	(11,662)	26.34
Canceled	(16,950)	35.18

Nonvested, end of period	450,361	32.14

     Total fair value of shares of restricted stock that vested during the nine months ended October 28, 2006 was $0.3 million. As of October 28, 2006, there was $9.7 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.0 years.
     For the thirty-nine and thirteen weeks ended October 28, 2006, stock-based compensation expense was allocated as follows (in thousands):

	Thirty-Nine Weeks Ended	Thirteen Weeks Ended
	October 28, 2006	October 28, 2006
Cost of goods sold	$4,833	$1,689
General, administrative and store operating expenses	12,052	4,292

Stock based compensation expense before income taxes	$16,885	$5,981

Income tax benefit	6,072	2,106

Total stock-based compensation expense after income taxes	$10,813	$3,875

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 28, 2006
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Net Income Per Share
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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
Weighted average common shares outstanding – basic	178,036,341	180,217,818	175,234,410	180,638,524
Dilutive effect of stock options and unvested restricted stock outstanding	1,202,122	1,897,354	950,012	1,917,280

Weighted average common and common equivalent shares outstanding – diluted	179,238,463	182,115,172	176,184,422	182,555,804

     For the three and nine month periods ended October 28, 2006, of the options then outstanding, options to purchase 2,351,433 and 801,213 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.
     For each of the three and nine month periods ended October 29, 2005, of the options then outstanding, options to purchase 51,000 and 303,070 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.
Note 7. Stock Repurchase Programs
     In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During the thirty-nine weeks ended October 28, 2006, the Company repurchased 3,081,104 shares of its common stock in connection with this stock repurchase program, which represented the entire $100 million initial stock repurchase program authorized by the Company’s Board.
     In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over a twelve month period ending in May 2007. During the thirty-nine weeks ended October 28, 2006, the Company repurchased 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million program authorized by the Company’s Board.

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
     Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using mainly easy-care fabrics. WH|BM, which began operations in 1985 but which the Company acquired in September 2003, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in the classic and timeless colors of white and black and related shades. Soma was initially launched in August 2004. This concept offers foundation products in intimate apparel, sleepwear, and activewear that is aimed at the Chico’s target customer, but with focus and styling that is expected to ultimately appeal to a broader customer base. Fitigues, which began operations in 1988, but which the Company acquired in early fiscal 2006, targets women who are 25 years old and up, and to a much lesser degree, men and children. Fitigues is a fitness inspired brand, offering stylish yet comfortable activewear clothing.
     The Company earns revenues and generates cash through the sale of merchandise in its retail stores, through its remaining Chico’s franchisees, and through its call centers, which handle sales related to catalog and online operations for all brands.
     The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. The Company has grown from 250 stores as of January 30, 2001 to 871 stores as of October 28, 2006, which includes the store growth resulting from the acquisition of WH|BM in fiscal 2003 (107 stores) and Fitigues (12 stores) in fiscal 2006 as well as the launch of the Soma brand in fiscal 2004. The Company continues to expand its presence through the opening of new stores, through the expansion and relocation of existing stores, through the development of new opportunities such as Soma, through the acquisition of existing store concepts such as Fitigues and through the extension of its merchandise line in each of its brands. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease from the rate of overall sales growth experienced in recent years (which has been in the range of 30-40%), such anticipated decrease in rate of growth reflecting in large part the Company’s significantly increased size, its more manageable 30% net square footage growth goal for fiscal 2006 and its 25% net square footage growth goal for fiscal 2007 and the expectation that its same store sales may continue to experience more moderate and flatter increases and may experience decreases from time to time, as was the case in the third quarter of fiscal 2006. The Company generally expects to continue to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.

     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, effectuating customer acceptance of new store concepts, integrating acquired businesses, maturing the newer brand concepts, implementing the process of senior management succession, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth - For the thirteen-week period ended October 28, 2006, the Company’s consolidated comparable store sales results (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) decreased 1.2%. For the thirty-nine week period ended October 28, 2006, the Company’s consolidated comparable store sales results increased 3.6%. The thirteen-week period decrease of 1.2% follows nine consecutive years of positive same store sales growth, eight of which were double digit. The Company believes that the decline in same store sales for the core Chico’s brand was principally due to missteps in fashion merchandising, an aggressive store opening/relocation/expansion program that we believe contributed to less than acceptable store service levels and a refocusing in the direction of the Company’s marketing initiatives. The Company’s current strategy is to target a general overall trend towards positive, but more moderate, comparable store sales growth. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in determining its future levels of success (i) particularly in terms of the Company’s success in effectively operating its stores across all brands, (ii) in managing its continuing store expansion program across all brands, and (iii) in maturing and developing its newer brands.

•	Positive operating cash flow - For the thirty-nine week period ended October 28, 2006 (the “current period”), cash flow from operations totaled $214 million compared with $215 million for the prior year’s thirty-nine week period ended October 29, 2005 (the “prior period”) (see “Liquidity and Capital Resources” section of this MD&A for discussion of the differences between SFAS 123R cash flow presentation for the current period and presentation under APB 25 for the prior period). The Company believes that a key strength of its business is the ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with the Company’s proposed expansions of its existing corporate headquarters and its existing distribution center, any future stock repurchase programs, costs associated with continued improvement of information technology tools, including the conversions to the SAP software platform, and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of this MD&A.

•	Loyalty Clubs and Customer Development - Management believes that a significant indicator of the Company’s success is the extent of the growth of its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives. The Passport Club, the Chico’s and Soma frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and, upon spending $500, customers automatically become permanent members and are entitled to a lifetime 5% discount and other

benefits. The Black Book loyalty program, the WH|BM frequent shopper club, is similar to the Passport Club in most key respects except that customers become permanent members upon spending $300, compared to $500 for the Passport Club. The Company believes that the continued growth in new members and repeat shopping of its existing Passport and Black Book club members indicates that the Company is still generating strong interest from its customers due in large part to the Company’s commitment to personalized customer service and constant newness of product.
In mid 2006, the marketing team studied the customer acquisition approach to find ways designed to optimize the return on investment. At that time, the Chico’s brand had been investing in mass marketing (e.g. TV advertisements and Magazine Catalog Sections) to encourage consumers to call and request a catalog. Names of customers acquired in this fashion were called Inquiries and were included in the database as preliminary Passport Club members. As a second step, the Company mailed introductory offers to convert these Inquiries into shopping customers. As a result of its study, management concluded that the cost of acquiring a consumer name (i.e. leads) via mass marketing inquiries was significantly greater than gathering names using third party databases. Furthermore, the new customers acquired as Inquiries showed similar profitability to the new customers gathered through third party databases. Based on these findings, the marketing strategy was adjusted to use third party databases for potential names, rather than mass marketing, to reduce the cost per acquired customer. Historically, the Company has reported new preliminary Passport Club membership inclusive of “Inquiry” names and exclusive of “third party database” names. However, increased investments in third party database names means fewer “Inquiry” names are being added beginning in the third quarter of fiscal 2006. Although the overall number of new preliminary members is likely to slow, the Company’s change in direction is already producing solid increases in the number of shoppers that have made a purchase in the past 12 months (i.e. active customers).

For the thirteen-week and thirty-nine week periods ended October 28, 2006, the Company added approximately 81,000 and 268,000, net permanent Passport Club members, respectively. Also, for the thirteen-week and the thirty-nine week periods ended October 28, 2006, the Company added approximately 143,000 and 667,000 new preliminary Passport Club members respectively. During the third quarter, the Company performed various routine database hygiene activities that purged the database of approximately 250,000 member records.

For the thirteen-week and thirty-nine week periods ended October 28, 2006, the Company added approximately 67,000 and 225,000, net permanent Black Book members, respectively, and approximately 195,000 and 752,000, net preliminary Black Book members, respectively.

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
     In addition to the key performance indicators mentioned above, the Company’s operational strategies are focused on qualitative factors as well. The Company’s ability to manage its multiple brands, to develop and grow its newer concepts (Soma and to a lesser extent, Fitigues), to expand the Company’s direct to consumer business, to secure new store locations including relocations and/or expansions of existing stores and to launch new product categories within all brands, are all important strategies that, if successful, should contribute to the continued growth of the Company.
     The Company continues to evaluate and monitor the progress of its intimate apparel initiative with its Soma brand. The Company recognizes that the Soma business can be seen as complementary to its basic apparel business, but also understands that many aspects of this business require unique attention. The Company monitors Soma merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases in the foundation category. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. The Company believes the Soma brand reduced the Company’s earnings per share by $.02 and $.04 for the thirteen and thirty-nine weeks ended October 28, 2006, respectively. The Company further believes that an impact on earnings per share of this order is acceptable when balanced against the possibility of the brand’s perceived longer term potential.
     For the thirteen weeks ended October 28, 2006, the Company reported net sales, operating income and net income of $404 million, $64 million and $42 million, respectively. Net sales increased by 12.5% from the comparable period in the prior fiscal year, while operating income and net income decreased by 22.1% and 20.8%, respectively, from the comparable period in the prior fiscal year. The Company’s gross profit percentage decreased to 59.7% for the current period from 62.8% in the prior period primarily due to decreased merchandise margins at the Chico’s and WH|BM stores, attributable primarily to a higher markdown rate compared to the prior period, offset slightly by improved initial markups. The gross profit percentage was also negatively impacted by the mix effect of WH|BM and Soma sales becoming a larger percentage of overall net sales, by increased inventory shrinkage costs, by the continued investment in the Company’s product development teams (specifically WH|BM), and by incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation. General, administrative and store operating expenses (including depreciation and amortization) increased as a percentage of net sales over the prior period by approximately 390 basis points primarily due to increased store operating expenses for both the Chico’s and WH|BM brands (primarily personnel, fringe benefits and occupancy costs) attributable mainly to additional store openings/relocations/expansions as well as the deleverage associated with the decline in comparable store sales, the impact of the incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation and the increased depreciation and amortization expense due to capital expenditures for new, remodeled and expanded stores, which generally are larger in size than in prior years and consequently require increased capital expense, and, to a lesser extent, from the accelerated depreciation associated with the Company’s decision to move to the SAP software platform and discontinue the use of some of its existing software at that time. These increases to general, administrative and store operating expenses as a percentage of net sales were offset slightly by a decrease in marketing expenses as a percentage of net sales, particularly for the Chico’s brand.
     For the thirty-nine weeks ended October 28, 2006, the Company reported net sales, operating income and net income of $1.20 billion, $226 million and $148 million, respectively. Net sales increased by 16.7% from the comparable period in the prior fiscal year, while operating income and net income decreased by 2.5% and 0.7%, respectively, from the comparable period in the prior fiscal year. The Company’s gross profit percentage decreased to 60.5% for the current period from 61.6% in the prior period primarily due to the mix effect of WH|BM and Soma sales becoming a larger portion of the Company’s overall net sales, increased inventory shrinkage costs and the continued investment in the Company’s product development teams. Gross profit percentage was also negatively impacted by incremental stock-based compensation expense, which reduced the gross margin by approximately 40 basis points due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation. These decreases to the gross profit percentage were slightly offset by improved

merchandise margins at the Chico’s and WH|BM stores, attributable primarily to improved initial markups offset in part by a higher markdown rate compared to the prior period. General, administrative and store operating expenses (including depreciation and amortization) increased as a percentage of net sales over the prior period by approximately 260 basis points primarily due to increased store operating expenses for both the Chico’s and WH|BM brands (primarily personnel and occupancy costs) attributable mainly to additional store openings/relocations/expansions as well as the deleverage associated with the relatively flat comparable store sales in the Chico’s stores, the incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation and, the increased depreciation and amortization expense due to capital expenditures for new, remodeled and expanded stores, which generally are larger in size than in prior years and consequently require increased capital expense, and, to a lesser extent, from the accelerated depreciation associated with the Company’s decision to move to the SAP software platform described above.
Results of Operations — Thirteen Weeks Ended October 28, 2006 Compared to the Thirteen Weeks Ended October 29, 2005.
     Net Sales
     The following table shows net sales by Company-owned Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet and other net sales (which includes net sales by Fitigues stores and net sales to franchisees) in dollars and as a percentage of total net sales for the thirteen weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 28, 2006		October 29, 2005
Net sales by Chico’s/Soma stores	$296,820	73.6%	$277,601	77.4%
Net sales by WH|BM stores	89,788	22.2	68,450	19.1
Net sales by catalog and Internet	12,659	3.1	9,534	2.6
Other net sales	4,296	1.1	3,080	0.9

Net sales	$403,563	100.0%	$358,665	100.0%

     Net sales by Company-owned Chico’s, Soma and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings. Net sales by Company-owned Chico’s, Soma and WH|BM stores was also impacted by decreases in the Chico’s brand comparable store net sales, offset in part by increases in the WH|BM comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Comparable store sales (decreases) increases	$(4,091)	$40,752
Comparable same store sales %	-1.2%	16.0%
New store sales increase, net	$45,842	$44,878
     The comparable store sales decrease of 1.2% was driven primarily by a decrease of 4.3% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), due to increased markdowns resulting from missteps in fashion merchandising, an aggressive store opening/relocation/expansion program that we believe contributed to less than acceptable store service levels and a refocusing in the direction of the Company’s marketing initiatives. In the current period, WH|BM same store sales represent approximately 21% of the total same store sales base compared to 17% in the prior

period. The WH|BM same store sales increase for the current period was approximately 5% while the Chico’s same store sales decrease for the current period was approximately negative 3%. Sales from Soma stores in the current period were included in the comparable store sales calculation beginning in September 2005 but did not have a material impact on the calculation. The recently acquired Fitigues stores will not enter into the comparable store base until February 2007; therefore, all net sales from Fitigues stores are included in new store sales for the current period.
     Net sales by catalog and Internet for the current period, which included merchandise from all of the Company’s brands increased by $3.1 million, or 32.8%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to significant increases in the WH|BM and Soma merchandise items available on the website, a more focused effort on the Chico’s merchandise available for sale through the Internet, and to a lesser extent, the acquisition of Fitigues and the increased circulation of catalog mailings.
     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Cost of goods sold	$162,826	$133,308
Gross profit	240,737	225,357
Gross profit percentage	59.7%	62.8%
     The decrease in the gross profit percentage during the current period resulted primarily from a decrease in the merchandise margins for Chico’s and WH|BM front-line stores of approximately 110 and 80 basis points, respectively (attributable primarily to a higher markdown rate for both brands compared to the prior period, offset slightly by improved initial markups for both brands). The gross profit percentage was also negatively impacted by increased inventory shrinkage costs as a percentage of net sales, principally due to the Company’s aggressive store opening plans as well as the deleverage associated with the decline in comparable store sales, as well as the Company’s continued investment in the product development and merchandising functions, particularly for its WH|BM brand, and to a lesser extent, by the recognition of approximately $1.6 million of incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation, or an impact of approximately 40 basis points, when compared to the prior period.

     General, Administrative and Store Operating Expenses
     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirteen weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
General, administrative and store operating expenses	$161,373	$131,711
Percentage of total net sales	40.0%	36.7%
     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, the adoption of SFAS 123R and the related change in accounting for stock-based compensation, and other general corporate infrastructure costs to support the Company’s growth. General, administrative and store operating expenses as a percentage of net sales increased 330 basis points over the prior period primarily due to increased store operating expenses in the Chico’s and WH|BM stores (primarily personnel, fringe benefits and occupancy costs) attributable mainly to additional store openings/relocations/expansions as well as the deleverage associated with the decline in comparable store sales, and to a lesser extent, to the recognition of approximately $4.0 million of incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation, or an impact of approximately 100 basis points, when compared to the prior period. These increases to general, administrative and store operating expenses as a percentage of net sales were slightly offset by a reduction in marketing expenses, particularly for the Chico’s brand, as a percentage of net sales.
     Depreciation and Amortization
     The following table shows depreciation and amortization in dollars and as a percentage of total net sales for the thirteen weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Depreciation and amortization	$15,224	$11,339
Percentage of total net sales	3.8%	3.2%
     The increase in depreciation and amortization expense as a percentage of total net sales was due primarily to capital expenditures related to new, remodeled and expanded stores, which generally are larger in size than in prior years and consequently require an increased capital expense as well as from the deleverage associated with the decline in comparable store sales, and, to a lesser extent, from the accelerated depreciation associated with the Company’s decision to move to the SAP software platform, and from newly installed hardware and software packages and discontinuation of the use of some of its existing software at that time.

     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Interest income, net	$2,339	$2,154
Percentage of total net sales	0.6%	0.6%
     The increase in net interest income during the current period was primarily the result of the impact of higher interest rates, which offset the effect of a decrease in the total amount of marketable securities resulting in large part from the implementation of the Company’s stock repurchase programs earlier this year.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 36.6% compared to an effective tax rate of 37.0% for the prior period. The decrease is primarily due to an increase in estimated favorable permanent differences for fiscal 2006 as compared to fiscal 2005.
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 28, 2006	October 29, 2005
Net income	$42,147	$53,210
Percentage of total net sales	10.4%	14.8%

Results of Operations — Thirty-Nine Weeks Ended October 28, 2006 Compared to the Thirty-Nine Weeks Ended October 29, 2005.
     Net Sales
     The following table shows net sales by Company-owned Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet and other net sales (which includes net sales by Fitigues stores and net sales to franchisees) in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2006		October 29, 2005
Net sales by Chico’s/Soma stores	$894,423	74.5%	$816,672	79.4%
Net sales by WH|BM stores	257,171	21.4	179,545	17.4
Net sales by catalog and Internet	37,192	3.1	24,526	2.4
Other net sales	11,410	1.0	8,102	0.8

Net sales	$1,200,196	100.0%	$1,028,845	100.0%

     Net sales by Company-owned Chico’s, Soma and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings, as well as from increases in the Company’s comparable store net sales for each brand. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Comparable store sales increases	$35,724	$105,303
Comparable same store sales %	3.6%	14.2%
New store sales increase, net	$123,101	$135,325
     The comparable store sales increase of 3.6% was driven primarily by an increase of 3.3% in the Chico’s average unit retail price and an increase of 7.7% in the average unit retail price for WH|BM (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), attributable primarily to a focused effort to increase the average unit retail, partially offset by increased markdowns. In the current period, WH|BM same store sales represent approximately 20% of the total same store sales base compared to 15% in the prior period. The WH|BM same store sales increase for the current period was approximately 18% while the Chico’s same store sales increase for the current period was relatively flat. Sales from Soma stores in the current period were included in the comparable store sales calculation beginning in September 2005 but did not have a material impact on the calculation. The recently acquired Fitigues stores will not enter into the comparable store base until February 2007; therefore, all net sales from Fitigues stores are included in new store sales for the current period.
     Net sales by catalog and Internet for the current period, which included merchandise from all of the Company’s brands increased by $12.7 million, or 51.6%, compared to net sales by catalog and Internet for the prior period. It is believed that the increase was principally attributable to the launch of the WH|BM website in August 2005, significant increases in WH|BM and Soma merchandise items available on the website, a general increase in catalog and Internet sales, and to a lesser extent, the acquisition of Fitigues and the increased circulation of catalog mailings.

     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Cost of goods sold	$474,151	$394,935
Gross profit	726,045	633,910
Gross profit percentage	60.5%	61.6%
     The decrease in the gross profit percentage in the current period resulted primarily from the mix effect resulting from the WH|BM and Soma sales becoming a larger portion of the Company’s overall net sales (both brands operate with lower gross margins than the Chico’s brand), increased inventory shrinkage costs principally due to the Company’s aggressive store opening plans as well as the deleverage associated with the relatively flat comparable store sales in the Chico’s stores as well as the continued investment in the Company’s product development teams. Gross profit percentage was also negatively impacted by the recognition of approximately $4.5 million of incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation, which reduced the gross margin by approximately 40 basis points. These decreases to the gross profit percentage were slightly offset by improved merchandise margins at the Chico’s and WH|BM stores, attributable primarily to improved initial markups offset in part by a higher markdown rate compared to the prior period.
     General, Administrative and Store Operating Expenses
     The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
General, administrative and store operating expenses	$456,183	$371,041
Percentage of total net sales	38.0%	36.1%
     The increase in general, administrative and store operating expenses was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, incremental stock-based compensation due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation, an increase in marketing expenses, and other general corporate infrastructure costs to support the Company’s growth. General, administrative and store operating expenses as a percentage of net sales increased 190 basis points over the prior period primarily due to increased store operating expenses in the Chico’s stores (primarily personnel and occupancy costs) attributable mainly to additional store openings/relocations/expansions as well as the deleverage associated with the relatively flat comparable store sales in the Chico’s stores and to a lesser extent, to the recognition of approximately $11.2 million of incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation, or an impact of approximately 90 basis points, when compared to the prior period and to an even lesser extent, by a planned increase in marketing expenses as a percentage of total net sales. These increases in general, administrative and store operating expenses as a percentage of net sales were offset slightly by an improvement in WH|BM store operating expenses (primarily personnel and occupancy costs) as a percentage of net sales compared to the prior period resulting primarily from leverage associated with the WH|BM comparable store sales increase in the high teens percent range.
     Depreciation and Amortization
     The following table shows depreciation and amortization in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Depreciation and amortization	$44,007	$31,192
Percentage of total net sales	3.7%	3.0%
     The increase in depreciation and amortization expense as a percentage of total net sales was due primarily to capital expenditures related to new, remodeled and expanded stores, which generally are larger in size than in prior years and consequently require an increased capital expense as well as from the deleverage associated with the relatively flat comparable store sales in the Chico’s stores, and, to a lesser extent, from the accelerated depreciation associated with the Company’s decision to move to the SAP software platform, and, from newly installed hardware and software packages and discontinuation of the use of some of its existing software at that time.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Interest income, net	$8,303	$5,658
Percentage of total net sales	0.7%	0.5%
     The increase in net interest income during the current period was primarily the result of the impact of higher interest rates which offset the effect of a decrease in the total amount of marketable securities resulting in large part from the implementation of the Company’s stock repurchase programs earlier this year.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 36.6% compared to an effective tax rate of 37.0% for the prior period. The decrease is primarily due to an increase in estimated favorable permanent differences for fiscal 2006 as compared to fiscal 2005.

     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Net income	$148,454	$149,521
Percentage of total net sales	12.4%	14.5%
Comparable Company Store Net Sales
     Comparable Company store net sales decreased by 1.2% in the current quarter and increased by 3.6% in the first nine months of this fiscal year, when compared to the comparable prior periods. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
     The comparable store percentages reported above include 37 and 73 stores, respectively, that were expanded or relocated within the last twelve months from the beginning of the respective prior period by an average of 1,268 and 1,141 net selling square feet, respectively. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the decrease in comparable Company-owned store net sales would have been 2.4% for the current quarter and the increase in comparable Company-owned store net sales would have been 2.4% for the first nine months (versus a decrease of 1.2% and an increase of 3.6% as reported, respectively). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. Soma stores began entering into the comparable store sales calculation in September 2005 and due to the small number of stores have not had a material impact on the comparable store sales calculation. The recently acquired Fitigues stores will not enter into the comparable store base until February 2007.
     The Company believes that the overall decrease in comparable Company store net sales (an approximate 3% decrease for the Chico’s brand, partially offset by an approximate 5% increase for the WH|BM brand) for the current quarter resulted primarily from missteps in fashion merchandising, an aggressive store opening/relocation/expansion program that we believe contributed to less than acceptable store service levels and a refocusing of the direction of the Company’s marketing initiatives.

Liquidity and Capital Resources
     The Company’s ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned expansion of its headquarters, distribution center and other central support facilities, to fund stock repurchases under the Company’s previous stock repurchase programs, and for continued improvement in information technology tools, including the conversions the Company is planning to the SAP software platform.
     The following table shows the Company’s capital resources as of October 28, 2006 and October 29, 2005 (amounts in thousands):

	October 28, 2006	October 29, 2005
Cash and cash equivalents	$2,606	$18,121
Marketable securities	251,297	382,160
Working capital	320,770	389,487
     Working capital decreased from October 29, 2005 to October 28, 2006 primarily due to the Company’s share repurchase programs during fiscal 2006 which totaled $200 million. This decrease in working capital was partially offset by the Company’s cash generated from operating activities, which cash was more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities, and inventories reduced by accounts payable and accrued liabilities.
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
     Operating Activities
     Net cash provided by operating activities was approximately $214 million and $215 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. The cash provided by operating activities for the current and prior periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:
•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.
     In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to tax deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.6 million of excess tax benefits as a financing cash inflow and a corresponding operating cash outflow for the thirty-nine weeks ended

October 28, 2006. The $13.3 million of tax benefit of stock options exercised for the thirty-nine weeks ended October 29, 2005 is presented as an operating cash inflow in the prior period in accordance with APB 25.
     Investing Activities
     Net cash used in investing activities was $23.2 million and $228.5 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively.
     The Company’s investment in capital expenditures during the current thirty-nine week period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM, Soma and Fitigues stores ($110.0 million), costs and improvements associated with the purchase of a 22 acre property adjacent to the Company’s current headquarters campus ($26.4 million - see “New Store Openings, Headquarters & Distribution Center Expansion and Information Systems Upgrade” below), costs associated with system upgrades and new software implementations ($19.4 million), distribution center infrastructure costs ($3.0 million) and other miscellaneous capital expenditures ($6.3 million).
     The Company sold $150.2 million, net, of marketable securities during the current thirty-nine week period primarily to fund the Company’s stock repurchase programs. In contrast, in the prior period, the Company invested $130.9 million, net, in marketable securities.
     In addition, during the current thirty-nine week period, the Company completed the purchase of most of the assets of the Fitigues brand stores for $7.5 million and paid $0.8 million for the purchase of the net assets of one of its franchise stores, while in the prior period, the Company purchased an equity investment in a privately held company for business and strategic purposes totaling $10.4 million.
     Financing Activities
     Net cash used in financing activities for the thirty-nine weeks ended October 28, 2006 was $191.2 million compared to net cash provided by financing activities for the thirty-nine weeks ended October 29, 2005 of $16.9 million. The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan.
     In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During the thirty-nine weeks ended October 28, 2006, the Company repurchased 3,081,104 shares of its common stock in connection with this stock repurchase program, which represented the entire $100 million initial stock repurchase program authorized by the Company’s Board.
     In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over a twelve month period ending in May 2007. During the thirty-nine weeks ended October 28, 2006, the Company repurchased 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million program authorized by the Company’s Board.
     As discussed above, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to tax deductions attributable to the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to such tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.6 million of excess tax benefits as a financing cash inflow for the thirty-nine weeks ended October 28, 2006 with no comparable amount for the thirty-nine weeks ended October 29, 2005.
     During the first nine months of the current fiscal year, certain of the Company’s current and former officers exercised an aggregate of 228,835 stock options at prices ranging from $5.42 to $26.34 and certain employees and former employees exercised an aggregate of 116,326 options at prices ranging from $0.1805 to $22.10. Also, during this period, the Company sold 9,790 and 81,760 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $40.00 and $15.68, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $6.2 million.
New Store Openings, Headquarters & Distribution Center Expansion and Information Systems Upgrade
     The Company is planning a 30% increase in its selling square footage for fiscal 2006, which is expected to result from approximately 140-150 net new Company-owned stores and 64 to 68 relocations and expansions of existing stores. The anticipated breakdown of net new stores by brand for fiscal 2006 is as follows: 56 to 60 WH|BM stores, 46 to 49 Chico’s stores and 33 to 36 Soma stores in fiscal 2006. Of the net new stores to be opened, 127 had been opened as of November 28, 2006.
     The Company’s fiscal 2007 plan includes a 25% growth in selling square feet, with an estimated 165 to 190 net new stores and 40 to 60 relocations/expansions. At this time, the Company estimates these new openings will be broken down by brand as follows: 55 to 65 Soma stores, 60 to 70 WH|BM stores, 45 to 50 Chico’s stores and approximately 5 new Fitigues stores.
     The Company believes that the liquidity needed for its planned new store growth (including the continued investment associated with the decision to grow its new concept, Soma and to begin the planned growth of its Fitigues brand), its continuing store remodel/expansion program, the infrastructure investments associated with the recently acquired Fitigues brand, the investments required for its Headquarters and Distribution Center expansions, its continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing strong cash and marketable securities balances.
     During the first quarter of fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters site on Metro Parkway in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, most of which is leased to unrelated third parties. As leases expire, the Company anticipates it will be utilizing the vacant space for its expanding corporate headquarters needs. The total cost for this property, along with the buildings, is approximately $26.4 million, which includes all transaction costs. The acquisition was funded from the Company’s existing cash and marketable securities balances. With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available. The Company’s present goal in this regard is to begin design work in late fiscal 2006. It is currently anticipated that the Company will require additional distribution space in early fiscal 2008 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company.

     During fiscal 2005, the Company completed the purchase of 105 acres in south Fort Myers, Florida originally intended for the location of a new corporate headquarters campus for a total cost of $38.1 million, which included all transaction costs and $5.4 million of road impact fees. When the 22 acre property adjacent to its current headquarters site became available, the Company decided to plan its expansion at its current location and to hold the 105 acre property for investment. During the third quarter of fiscal 2006, management committed to a plan to sell the 105 acre property and the Company anticipates that the land will be sold within the next 12 months. The Company does not expect that any such sale will have any material impact on its statements of operations or overall financial position.
     In May 2006, the Company announced that it will work with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) for its retail stores, beginning first with its Soma brand. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. Following successful implementation of the ERP system for its Soma brand, the Company anticipates a roll out and utilization of this new system in each of its other brands, beginning as early as the last half of fiscal 2007 or the first half of fiscal 2008. The Company expects that the costs associated with the implementation of the ERP system will be funded from the Company’s existing cash and marketable securities balances.
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
Stock-Based Compensation Expense
     Effective January 29, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during the thirty-nine and thirteen weeks ended October 29, 2006 includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.
     The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 5 to the consolidated financial statements for a further discussion on stock-based compensation.
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

Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at October 28, 2006, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of October 28, 2006 has not significantly changed since January 28, 2006. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of October 28, 2006, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes and auction rate securities, which are highly liquid, variable rate municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2011 to 2042, the interest rates are reset, depending on the type of security, either daily, every 7, 28 or 35 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of October 28, 2006, an increase or decrease of 100 basis points in interest rates would have had an immaterial impact on the fair value of the marketable securities portfolio.

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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was named as the defendant in a suit filed in October 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President – Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. Based on testimony and information that has been obtained in the discovery process, the Company has asserted certain counterclaims against the plaintiff. No trial date has yet been set. The Company believes the plaintiff’s case is without merit and will continue to vigorously defend the litigation and prosecute its counterclaims.
     The Company was named as defendant in a putative class action suit filed in June 2005 in the Superior Court for the State of California, County of San Bernardino, Carol Schaffer v. Chico’s FAS, Inc. et al. The Complaint alleged that the Company, in violation of California law, failed to: (1) pay overtime wages, (2) permit rest and meal periods, and (3) timely pay separation wages, among other claims. Although the Company believed it had strong defenses to the allegations in this case, the Company agreed to participate in a voluntary private mediation on March 16, 2006. The parties reached a settlement at the mediation, notice was given to class members regarding the filing of claim forms to participate in the settlement, the period for filing claims lapsed, no class members filed objections to the settlement and the Court gave its final approval to the settlement. The Company has made all required payments under the settlement. The Court was notified that administration of the settlement has been completed. The total settlement costs were not material to the Company’s results of operations or financial condition.
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
     Oil prices have fluctuated dramatically in the past and have risen substantially in fiscal 2006. If the previous trend of increasing oil prices were to continue, this trend may result in an increase in the Company’s transportation costs for distribution, utility costs for its retail stores and costs to purchase apparel from its manufacturers. In addition, rising oil prices could adversely affect consumer spending and demand for the Company’s products and increase its operating costs, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.
ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1*	Employment letter agreement between the Company and Michele M. Cloutier, with employment commencing on September 12, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on September 13, 2006)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: November 28, 2006	By:	/s/ Scott A. Edmonds
Scott A. Edmonds
President and Chief Executive Officer (Principal Executive Officer)

Date: November 28, 2006	By:	/s/ Charles J. Kleman
Charles J. Kleman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 28, 2006	By:	/s/ Michael J. Kincaid
Michael J. Kincaid
Senior Vice President – Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)