Form 10-K
period 2007-02-03
CHICOS FAS INC
filed 2007-04-02
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
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

Approximately $3,934,000,000 as of July 29, 2006 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on July 31, 2006).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share — 175,951,765 shares as of March 19, 2007.

Documents incorporated by reference:

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 26, 2007.

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED FEBRUARY 3, 2007

PART I

ITEM 1.	BUSINESS

General

Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items under the Chico’s, White House | Black Market (“WH|BM”) and Soma by Chico’s (“Soma”) brand names.

Chico’s.  The Chico’s brand, which began operations in 1983, sells exclusively designed, private branded clothing focusing on fashion conscious women 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using mainly easy-care fabrics. The Chico’s brand designs its products in a number of ways including in-house designers, working with its independent vendors or through vendor based designs.

WH|BM.  The WH|BM brand, which began operations in 1985 and was acquired by the Company in September 2003, focuses on women who are 25 years old and up who lead active work and social lives with moderate and higher income levels. Its offerings include fashion and merchandise in the classic and timeless colors of white and black and related shades. WH|BM utilizes an in-house design team and also works closely with a number of vendors and agents to select, modify, and create products.

Soma.  The Soma brand, which began operations in 2004, sells exclusively designed private branded intimate apparel, sleepwear and activewear, primarily aimed at customers with the same age and income level as customers of the Chico’s brand. This concept, however, should ultimately appeal to a broader customer base than Chico’s does. The Soma brand is developed by working closely with a number of independent vendors and agents to select products designed and manufactured by them or their sources and to design proprietary products in-house primarily through a close collaborative effort with these independent vendors.

In January 2006, the Company acquired most of the assets of Fitigues, a fitness inspired brand offering stylish, comfortable activewear clothing and operating through 12 free-standing retail stores in various locations throughout the country, as well as through its customer catalog and website. However, the Company recently determined that the Fitigues brand did not meet internal expectations. Therefore, the Company has committed to close the Fitigues brand and expects that all of the remaining Fitigues stores, as well as the website, will be shut down by the end of the second quarter of fiscal 2007.

The Company is always open to explore other specialty retail concepts, including brand extensions, which would be complimentary to its current brands and that may be future growth vehicles. In particular, if a concept appears to offer profitable growth within a reasonable time horizon, the Company may move the concept into a test phase. However, the Company believes that at this time it is important to focus its energies on its core Chico’s, WH|BM and Soma brands.

The Company historically has endeavored to maintain a merchandise mix that emphasizes the continued introduction of new styles and designs to complement its seasonal and core product offerings. The Company plans to continue this approach with respect to its Chico’s and WH|BM brands, and, to a lesser degree, its Soma brand, which the Company believes requires a higher level of core product.

As of March 19, 2007, the Company operated 930 retail stores in 47 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. The retail stores operate under various names, including Chico’s, White House | Black Market, Soma by Chico’s and, for the short term, Fitigues. The Company’s 559 Chico’s front-line Company-owned stores, 261 WH|BM front-line stores, and 51 Soma stores, as of this date, compete in the “better-priced” market, with 29% of these stores in upscale or regional malls, 13% in upscale street locations and the balance in upscale open air specialty and strip centers. The total retail stores include the remaining 8 Fitigues front-line stores that are scheduled to be closed by the end of the second quarter of fiscal 2007.

There are also 34 Chico’s outlet locations, 16 WH|BM outlet locations and 1 Fitigues outlet location that provide clearance activities for each of the brands. The Fitigues outlet store is expected to be closed by the end of the second quarter of fiscal 2007. The Company has plans to open its first Soma outlet store during the first quarter of fiscal 2007.

In February and March 2007, the Company completed its strategic plan to take full control of its brand image by acquiring all outstanding franchise rights and being entirely Company-owned within the United States, with no further franchise operations. Going forward, the Company does not intend to establish any franchise arrangements, or to enter into any additional franchise territory development agreements, in the United States for any of its brands. The Company has not decided to enter any foreign markets at this time and it has not decided if, when, or in what manner, it may enter a foreign market in the future.

The Company mails a Chico’s and WH|BM catalog almost every month, including Soma inserts where applicable. These catalogs are designed to drive customers into the stores as well as promote and encourage website or call center sales. Beginning in mid fiscal 2005, the Company launched www.whitehouseblackmarket.com providing customers the ability to order WH|BM merchandise online or through its call center. In fiscal 2006, the Company launched a separate online website for Soma merchandise, www.soma.com, allowing customers the ability to order Soma merchandise online or through its call center. Prior to this launch, Soma products could only be purchased through the Chico’s website. The Company continues to evaluate whether, and at what point, it would make sense to launch a separate catalog for Soma.

Sales through the call center’s toll free telephone numbers, together with sales from the Company’s various websites (www.chicos.com, www.whitehouseblackmarket.com and www.soma.com), including the relatively small amount of sales through www.fitigues.com, amounted to $53.5 million in fiscal 2006 and are viewed as additional sales that provide a customer service for those who prefer shopping through these alternative channels. The Company is targeting this area as a growth area that has currently not been penetrated to the degree of some of its competitors. To that end, the Company is investing in new hardware, software and personnel to increase its sales penetration.

The Company’s outlet division has outlet stores that generally have a larger average store selling square footage than the front-line stores. In order to provide the Chico’s outlets with a full complement of merchandise, Chico’s also developed a supplemental product line for distribution only through its outlet stores. This product line is known as “Additions by Chico’s.” This supplemental label includes select product items that are designed to help promote the clearance of existing merchandise within Chico’s. The Company has not established such a supplemental product for WH|BM or Soma.

Also during the past few fiscal years, the Company has been testing the expansion of its Chico’s and WH|BM brands within its stores by offering certain items which complement the clothing products such as leather goods, watches, children’s gifts and other gift products that are primarily designed by the Company. To that end, during fiscal 2007, the Company intends to test a new petites line of clothing in its WH|BM brand. Some of these product category tests have proved to be successful and the product category has been added to the permanent offerings at the stores. Because of the additional space required to accommodate these additional categories and in an effort to improve the visual experience of its clothing and accessory presentations, the Company has been actively pursuing larger spaces for its existing and new stores. The Company currently believes the target Chico’s brand store size is in the 3,000-3,500 selling square feet range, while the target WH|BM brand store size is in the 2,200-3,000 selling square feet range. Although the Company may from time to time open larger or smaller stores, the Company’s primary focus in both its new and existing markets is currently stores in the size ranges indicated above.

The Company has been opening Soma stores in various sizes as it tests the optimal size for such stores. The Company is planning to open front-line Soma stores in the future that will be slightly smaller than its Chico’s and WH|BM stores, with Soma stores ranging in size from 1,100 selling square feet to 2,300 selling square feet and which have generally been attached to, or adjacent to, Chico’s stores. Further, the Company intends to begin removing the “by Chico’s” tagline on its Soma by Chico’s stores during fiscal 2007 as it intends to begin expanding on its limited marketing to non-Chico’s customers, in the same age and income classification.

The Company regularly reviews the appropriate size for its stores and may adjust the target store size in the future as necessary, in part due to the Company’s above average net sales per selling square foot at its Chico’s and

WH|BM stores as well as to continually position the Company to capitalize on the growth opportunities in the industry without being space confined.

The Company intends to continue locating a large portion of its front-line stores, including Chico’s, WH|BM and Soma, primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in, or near, mid-to-larger sized markets. In recent years, Chico’s has been opening locations in smaller sized markets with encouraging results and the Company intends to expand its opening of Chico’s stores in smaller sized markets as long as results are meeting expectations. In the fiscal year ended February 3, 2007 (fiscal 2006), the Company opened 145 net new Company-owned stores, acquired the Fitigues chain of 12 stores (which will be closed in the second quarter of fiscal 2007) and reacquired one of its franchise stores (subsequent to fiscal 2006, the Company reacquired the remaining 13 franchise stores, thus ending its franchise operations). During fiscal 2005, the Company opened 104 net new Company-owned stores and one of its franchisees opened two stores.

The Company plans to open approximately 135-145 net new stores (excluding the 10 Fitigues planned closures or the 13 acquired franchise stores subsequent to year end) in the fiscal year ending February 2, 2008 (fiscal 2007). Of this total, 55-60 are expected to be Chico’s stores, 55-60 are expected to be WH|BM stores, and 20-25 are expected to be Soma stores. The Company expects to close up to 1-3 existing Chico’s stores, 4-6 WH|BM stores, and 1-3 Soma stores during fiscal 2007.

The Company has been aggressively expanding or relocating Chico’s and WH|BM stores over the last several years and the Company anticipates this will continue as the Company finds more opportunities for expansion or relocation. The Company has stated its fiscal 2007 goal is to increase overall square footage by 22%-24% and if the Company were to expand or relocate more stores than the 45-55 planned, or if the Company were to open larger front-line stores than currently planned, the Company may reduce the overall number of stores it opens to maintain its approximate 22%-24% square footage growth goal.

Business Strategies

Overall Growth Strategy.  Over the last several years, the Company has continued to build its store base primarily through the opening of new stores as well as through the acquisition of other concepts such as WH|BM and the organic growth of the Soma concept. During the same time, the Company has been building its infrastructure to accommodate the anticipated future growth in its store base, its multi-branded approach to retailing, and the associated increases in revenues and expenses. This increase in infrastructure includes significant additions to its senior and middle management teams, an increase in direct to consumer staffing, the roll out of the SAP software to all brands (for more detail, see page 12), and other infrastructure initiatives. The Company has established an annual square footage growth goal of 22%-24% for fiscal 2007 and 15% for fiscal 2008, which aggregates the square footage of Chico’s, WH|BM, and Soma brands. In assessing the growth potential of each of the Company’s two primary brands, the Company believes the overall market for Chico’s stores in the United States to be between 700 and 850 stores, that the overall market for WH|BM stores in the United States appears to be either comparable or only slightly less than the potential number of Chico’s stores, that ultimately most of these current locations can accommodate higher volume, and that long-term expansion opportunities for both brands are believed to be possible in certain other countries such as Canada or certain European countries. The Company believes it is premature to assess any growth potential for the Soma brand, although the Company currently believes Soma could eventually be successful in many places where there is a successful Chico’s store, whether or not adjacent to an existing Chico’s store, as well as other high traffic shopping center locations serving the target Soma customer that do not have a Chico’s store.

Distinctive Private Branded Clothing and Coordinated Accessories.  The most important element of the Company’s business strategies is the distinctive clothing and complementary accessories it sells under its proprietary brands.

Chico’s.  Interpreting current fashion trends and providing frequent delivery of new designs, Chico’s targets women 35 and over with emphasis on a comfortable relaxed fit in a modern style. Chico’s clothing is made mostly from natural fabrics and fabric blends (including cotton, linen and silk) and sophisticated synthetics and synthetic blends. Accessories, such as handbags, belts, and jewelry, including earrings, watches, necklaces and bracelets, are specifically designed to coordinate with the colors and patterns of the Chico’s brand clothing, enabling customers to easily enhance and individualize their wardrobe selections.

Chico’s designs its clothing and accessories in a number of ways including utilizing its in-house design team, working with its independent vendors, or through vendor based designs. Chico’s controls most aspects of the design process, including choices of pattern, construction, specifications, fabric, finishes and color.

Chico’s clothing is designed through the coordinated efforts of the merchandising and product development teams. Style, pattern, color and fabric for individual items of clothing are developed based upon perceived current and future fashion trends that will appeal to its target customer, anticipated future sales and historical sales data.

The Chico’s product development and merchandising teams develop and work with vendors to develop the in-house designs and design modifications. By conceptualizing and designing in-house, contracting, for the most part, directly with manufacturers, and providing on-site quality control, Chico’s has been able to realize average initial gross profit margins for its clothing and accessories that are generally higher than the industry average, while at the same time providing value to its customers.

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

WH|BM.  Designed to adapt within the lifestyle of today’s modern woman and to enhance her inner beauty, WH|BM clothing is made from a variety of natural and synthetic fabrics, such as cotton, rayon, silk, polyester, microfibers and matte jersey, all in white and black and related shades. As is the case with Chico’s, the accessories at WH|BM, such as handbags, shoes, belts and jewelry, including earrings, necklaces and bracelets, are specifically developed and purchased to coordinate with the colors and patterns of the clothing, enabling customers to easily coordinate with and individualize their wardrobe selections.

WH|BM utilizes an in-house design team and also works closely with its independent vendors for its designs. WH|BM controls almost all aspects of the design process, including choices of pattern, construction, specifications, fabric, finishes and color.

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

The WH|BM product development, design and merchandising teams work with vendors to develop the in-house and design modifications. More so than in the past, WH|BM conceptualizes and designs in-house, contracts for a large part directly with manufacturers, and started providing on-site quality control in February 2006. Because of these changes, WH|BM has been able to realize improvements in its average initial merchandise margins compared to a few years ago, while continuing to provide stylish, affordable clothing and accessories.

WH|BM stores use American sizes in the 0-14 range (with online sizing up to size 16), which the Company believes is more appropriate for the target WH|BM customer. As a result, the fit of the WH|BM clothing tends to be more styled to complement the figure of a body-conscious woman, while still remaining comfortable.

Soma.  Soma offerings are broken into two broad categories: foundations and apparel. The foundations category includes bras, panties, and shapewear, while the apparel category includes activewear, sleepwear, robes and loungewear. Accessories volume within the Soma concept is currently small but may be developed further in the future.

The foundation and apparel products are, for the most part, developed with a close collaborative effort between the in-house product development team and key vendor resources. The Company is testing some labels, other than the Soma label, as it determines the needs and desires of the target customer. The apparel offerings utilize the Chico’s sizing concept, while bras are sized using traditional American band and cup sizes. Panties currently incorporate both industry and Chico’s sizing.

Personalized Service and Customer Assistance.  The Company has always considered outstanding and personalized customer service one of the most important factors in determining its success. The Company intends, through its specialized training efforts, to make certain that sales associates in all of its stores offer assistance and advice on various aspects of their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. The Company does not require sales associates to wear the Company’s clothing and accessories in its stores. It offers substantial employee discounts to those associates who wish to purchase the Company’s clothing. The Company’s sales associates are encouraged to know their regular customers’ preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. To better serve its customers, sales associates are encouraged to become familiar with new styles and designs of clothing and accessories by trying on new merchandise. None of the Company’s brands have found it necessary to offer alteration services.

The Company takes pride in empowering its associates to make decisions that best serve the customer. The Company believes this healthy sense of empowerment enables the Company’s associates to exceed customers’ expectations. In addition, many of the store managers and sales associates, especially for the Chico’s brand, were themselves customers prior to joining the Company and can therefore more easily identify with customers. The Company’s associates are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico’s, WH|BM or Soma store. The Company provides a Company sponsored “SKU hotline” and in-store “SKU lookup” to assist sales associates with this task. The Company is committed to its “Most Amazing Personal Services” standard and to that end it is evaluating new software that may automate the process of locating size or color requests.

Customer Loyalty.  Building customer loyalty through focused programs and effective implementation of the Company’s merchandising and customer service strategies is considered another key element for the Company’s success. The Company’s sophisticated customer tracking database, that tracks sales by customers at the SKU and store level, allows the Company to more sharply focus its marketing, design and merchandising efforts to better address and define the desires of its target customer. “Active” customers are those who have purchased at one of the Company’s brands within the preceding 12 months.

Chico’s and Soma.  Chico’s customer club, which was established in the early 1990’s, is known as the “Passport Club” (“Passport”), and is designed to encourage repeat sales and customer loyalty for its Chico’s and Soma brands. Features of the club include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new Chico’s and Soma merchandise.

A Chico’s or Soma customer signs up to join the Passport Club at no cost, initially as a “preliminary” member. Once the customer spends a combined $500 over any time frame in either brand, the customer becomes a “permanent” member entitled to a 5% lifetime discount, advance sale notices, free shipping and other benefits. Chico’s has been very successful in increasing its database of active permanent and preliminary Passport members. As of February 3, 2007, Chico’s and Soma had approximately 1.6 million active permanent Passport members and an additional 1.6 million active preliminary Passport members. During fiscal 2006, the active permanent Passport members accounted for approximately 83% of overall sales, while the active preliminary members accounted for approximately 14% of overall sales. As a comparison to fiscal 2005, Chico’s and Soma had an average of 2.9 million active permanent and preliminary members.

The Company believes that active permanent Passport members shop more frequently and spend more on their average transaction than active preliminary Passport members. During fiscal 2006, the average active permanent Chico’s and Soma Passport member spent approximately $108 per transaction and shopped five to six times per year, while the active preliminary Passport members averaged approximately $66 per transaction and shopped one to two times per year.

WH|BM.  In late fiscal 2004, the Company launched a customer loyalty program for WH|BM called “The Black Book.” Similar to the Passport Club, The Black Book is designed to encourage repeat sales and customer loyalty. Features of the club are similar to the Passport Club and include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new WH|BM merchandise. A WH|BM customer signs up to join The Black Book at no cost, initially as a “preliminary” member. Once the customer spends $300 over any time frame, the customer becomes a “permanent” member entitled to a 5% lifetime discount, birthday bonuses, double discount specials, advance sale notices, free shipping and other benefits. As of February 3, 2007, The Black Book already had approximately 0.6 million active permanent members and over 1.2 million active preliminary members. During fiscal 2006, active permanent Black Book members accounted for 63% of overall sales, while active preliminary members accounted for 31% of overall sales. As a comparison to fiscal 2005, WH|BM had an average of 1.3 million active permanent and preliminary members.

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

Sales associates are compensated with a base hourly wage but also have opportunities to earn substantial incentive compensation based on their individual sales. For the most part, these incentives are based upon the dollar amount of sales to individual customers, thereby encouraging sales of multiple items and focusing the sales associate on each transaction. Store managers receive a base hourly wage and are also eligible to earn various incentive bonuses tied to individual sales and storewide sales performance. Each store brand has separate district and regional sales managers. The district and regional sales managers receive base salaries and also have the opportunity to earn monthly incentive compensation based upon the sales performance of stores in their districts and regions, as well as incentives, including, in some years, equity based compensation such as restricted stock or stock options, based on their district’s or region’s performance compared to the overall sales performance of the respective store brand.

The Company also offers its store and field management associates other recognition programs and the opportunity to participate in its stock purchase and 401(k) programs. Management believes these programs offer the Company’s store and field management associates opportunities to earn total compensation at levels generally at, or above, the average in the retail industry for comparable positions.

The Company’s emphasis, where possible, on a “promote from within” philosophy, combined with increases in the number of new Company-owned stores, provides opportunities for qualified associates to advance to higher positions in the Company.

Additional Stores.  Management believes the ability to open additional stores will be a factor in the future success of the Company. During fiscal 2006, the Company opened 145 net new Company-owned stores composed of 41 net Chico’s front-line stores, 3 Chico’s outlet stores, 58 net WH|BM front-line stores, 8 WH|BM outlet stores, 37 Soma stores and a reduction of 2 Fitigues stores from the 12 originally acquired. During fiscal 2005, the Company opened 104 net new Company-owned stores and 2 new franchise stores were opened for a total of 106 net new stores composed of 51 net Chico’s front-line stores, 6 Chico’s outlet stores, 40 net WH|BM front-line stores, 4 net WH|BM outlet stores and 5 Soma stores. In fiscal 2007, the Company plans to open approximately 135-145 net new stores, exclusive of the planned 10 Fitigues store closures and the 13 acquired franchise stores.

As of March 19, 2007, in fiscal 2007, of the stores planned for the fiscal year, the Company has opened 5 front-line Chico’s stores, 7 WH|BM front-line stores and 1 front-line Soma store. During this time, the Company also closed 2 Soma front-line stores. The Company has signed leases for several additional new store locations, and the Company also is currently engaged in negotiations for the leasing of numerous additional sites. Of the approximately 135-145 net new stores to be opened in fiscal 2007, the Company expects to open approximately 31-35 stores in the first quarter, 20-24 stores in the second quarter, 63-67 stores in the third quarter, and the balance in the fourth quarter.

In deciding whether to open a new store, the Company undertakes an extensive analysis that includes the following: identifying an appropriate geographic market; satisfying certain local demographic requirements; evaluating the location of the shopping area or mall and the site within the shopping area or mall; assessing proposed lease terms; and evaluating the sales volume necessary to achieve certain profitability criteria. Once the Company takes occupancy, it usually takes from eight to twelve weeks to open a store. After opening, Chico’s and WH|BM front-line stores have typically generated positive cash flow within the first year of operation (after allocation of a portion of home office administrative expense based on sales) and have typically had a ten to eighteen month payback of all initial capital and inventory costs. However, there can be no assurance that new Chico’s or WH|BM stores will achieve operating results similar to those achieved in the past.

Store Locations

The Company’s stores are situated, for the most part, in mid-to-larger sized markets. In recent years, the Company has been opening Chico’s stores in smaller sized markets with encouraging results. The Company intends to expand its opening of Chico’s stores in smaller sized markets as long as results are meeting expectations. The Company’s front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls which offer high traffic of the respective target customers of the brand. For all of its brands, the Company seeks to locate the front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more mid-to-high end department stores as anchor tenants. Where possible, the Company has historically opened the Soma stores adjacent to or nearby an existing Chico’s store. During fiscal 2007, the Company will be reevaluating future Soma locations to possibly begin opening Soma stores outside of where Chico’s locations exist. The Chico’s and WH|BM outlet stores are, for the most part, located in outlet centers, although the Company is evaluating the possibility of opening new outlets in value centers.

As of February 3, 2007, the Company-owned Chico’s front-line stores averaged 2,353 selling square feet, while the Company-owned Chico’s outlet stores averaged 2,823 selling square feet. WH|BM front-line stores averaged 1,720 selling square feet and WH|BM outlet stores averaged 1,839 selling square feet. Soma stores averaged 2,036 selling square feet. The Company seeks to open Chico’s front-line stores with approximately 3,000-3,500 selling square feet, to open Soma front-line stores with approximately 1,100-2,300 selling square feet and to open WH|BM front-line stores with approximately 2,200-3,000 selling square feet. However, in locations where the Company has a desire to establish a front-line store for any such brand but where the optimum store size or location is unavailable, the Company will lease a front-line store with as few as 1,200 selling square feet or as many as 4,500 selling square feet. If the volume of business at one of its smaller stores is sufficient, and there is no ability to expand the existing store, the Company has chosen in the past to open additional stores nearby, sometimes operating more than one store in the same general shopping area. Non-selling space within Company-owned stores generally amounts to 25-28% of the gross leased space, and is not considered in the selling square foot calculations.

The Company’s current stores, as of March 19, 2007, are located in the following jurisdictions:

			WH|BM			Fitigues
	Chico’s	Chico’s	Front-	WH|BM		Front-	Fitigues
	Front-Line	Outlet	Line	Outlet	Soma	Line	Outlet	Total
	Stores	Stores	Stores	Stores	Stores	Stores	Stores	Stores

California	62	4	34	1	7			108
Florida	52	4	26	2	3	1		88
Texas	45	3	22	1	12	2		85
Illinois	24	2	12		3	1	1	43
Georgia	18	1	12	1	4			36
New Jersey	21		9	1	2			33
New York	23	2	7					32
Maryland	19	1	8	2	1			31
Pennsylvania	21	2	6	1	1			31
Ohio	17	1	9	1	1			29
North Carolina	16	1	7		3			27
Arizona	12	1	8		1	2		24
Colorado	11	1	8		2			22
Michigan	15		5		2			22
Virginia	17	2	3					22
Massachusetts	16	1	3	1				21
Oregon	10	1	6	1	1			19
Washington	11	1	6		1			19
Minnesota	12		4			1		17
Missouri	11		6					17
Connecticut	11		4		1			16
Louisiana	10	1	4	1				16
South Carolina	11		4					15
Tennessee	10	1	4					15
Nevada	5	1	4	1	1			12
Wisconsin	6		4	1	1			12
Alabama	7	1	2	1				11
Indiana	8	1	2					11
Kentucky	7		4					11
Arkansas	6		2		1			9
Kansas	5		2		1	1		9
New Mexico	5		3		1			9
Oklahoma	5		3					8
Utah	4		2					6
Iowa	4		1					5
Nebraska	3		2					5
Rhode Island	4		1					5
Delaware	1	1	2					4
District of Columbia	2		2					4
U.S. Virgin Islands	1		3					4
Hawaii			3					3
Puerto Rico	1		1		1			3
Idaho	1		1					2
Mississippi	2							2
Montana	2							2
Maine	1							1
South Dakota	1							1
Vermont	1							1
West Virginia	1							1
Wyoming	1							1

Total	559	34	261	16	51	8	1	930

In a typical new front-line Company store (including Chico’s, WH|BM, and Soma stores), the Company’s out-of-pocket cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $600,000 to $900,000 (without taking into account landlord construction allowances and other concessions).

For each store concept, the Company utilizes third party architectural and contracting firms with offices or affiliates throughout the country, experienced in new store openings, to facilitate the build-out and set up of store interiors rapidly, including, where necessary, the flooring, furniture, fixturing, lighting, equipment and initial inventory displays. The use of these resources allows the Company to open a new store generally within eight to twelve weeks after taking occupancy. The Company primarily utilizes its own in-house teams for the initial planning and design stages of the store build-outs and for supervising the final stages of construction prior to opening, and may, from time to time, contract with outside third parties on an as needed basis.

The following table sets forth information concerning changes in the number of Company-owned and franchise stores during the past five fiscal years:

	Fiscal Year Ended
	February 1,	January 31,	January 29,	January 28,	February 3,
	2003	2004	2005	2006	2007
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)

Company-Owned Stores
Stores at beginning of year*	300	366	545	645	749
Opened**	66	74	109	109	157
Acquired from franchisees	—	—	1	—	1
Acquired pursuant to Fitigues transaction	—	—	—	—	12
Acquired pursuant to The White House transaction	—	107	—	—	—
Closed	—	(2)	(10)	(5)	(12)

Stores at end of year	366	545	645	749	907

Franchise Stores***
Stores at beginning of year	11	12	12	12	14
Opened	1	—	1	2	—
Acquired by Company	—	—	(1)	—	(1)

Stores at end of year	12	12	12	14	13

Total Stores	378	557	657	763	920

Stores by Brand
Chico’s front-line	349	399	450	499	541
Chico’s outlet	17	23	25	31	34
Chico’s franchise***	12	12	12	14	13
WH|BM front-line	—	112	156	196	254
WH|BM outlet	—	2	4	8	16
Soma	—	—	10	15	52
Fitigues front-line	—	—	—	—	9
Fitigues outlet	—	—	—	—	1
Pazo	—	9	—	—	—

Total stores at end of year	378	557	657	763	920

*	Not retroactively restated to include the WH|BM stores prior to September 5, 2003 or Fitigues stores prior to January 31, 2006.

**	Not retroactively restated to include the growth in the number of WH|BM stores prior to September 5, 2003 or Fitigues stores prior to January 31, 2006. Also, does not include stores that opened as relocations, expansions or conversions of previously existing stores within the same general market area (approximately five miles).

***	All 13 remaining franchise stores were reacquired by the Company in the first quarter of fiscal 2007.

Outlet Stores

As of March 19, 2007, the Company operated 34 Chico’s outlet stores, 16 WH|BM outlet stores and 1 Fitigues outlet store. The Company’s outlet stores carry slower-selling items removed from the front-line stores, remaining pieces of better-selling items replaced by new shipments of merchandise to front-line stores, some seconds of certain merchandise, and its “Additions by Chico’s” label. The “Additions by Chico’s” label has grown to represent approximately 25% of the outlet sales during fiscal 2006, and the Company currently anticipates that the “Additions by Chico’s” label could account for up to 30% of outlet sales in fiscal 2007. The Company’s outlet stores act as a vehicle for clearing certain marked down merchandise while helping front-line stores to maintain a more limited markdown policy. Prices at the Company’s outlet stores generally range from 30% to 70% below regular retail prices at front-line stores. Although service is also important at the Company’s outlet stores, there is somewhat less emphasis on personalized customer service in the outlet stores. In fiscal 2006, sales from the Company’s outlet stores represented approximately 4.6% of the Company’s net sales, only slightly higher than historical percentages. Historically, the Company’s outlet stores have not been intended to be profit centers, and the Company is constantly re-evaluating its approach to outlet stores to improve the return on clearance of such goods. Soma closeout merchandise is currently sold through the Chico’s outlet stores, although the first Soma outlet store is planned to open in April 2007.

The Company’s outlet stores are generally larger than front-line stores, averaging 2,508 selling square feet at February 3, 2007. In fiscal 2006, the Company opened 3 new Chico’s outlet stores and 8 new WH|BM outlet stores. Currently, the Company is planning to open 2-4 new Chico’s outlet stores, 4-6 new WH|BM outlet stores and 1 new Soma outlet store in fiscal 2007.

Store Operations

Company-owned Chico’s and Soma stores with an average sales volume typically employ a manager, two assistant managers, and numerous sales associates who are either full-time or part-time associates. For higher volume Chico’s stores, the stores typically could also employ an operations manager, a visual manager or an additional assistant manager as well as a dedicated lead cashier, stock coordinator and fitting room assistant. The WH|BM stores historically have employed a manager and a slightly smaller support staff of associates, in part because of the smaller average size of stores and smaller average revenue per store. In an effort to further enhance customer service and drive sales in appropriate locations, staffing was increased somewhat at WH|BM stores during fiscal 2004. In addition, at newer WH|BM stores, which are generally larger in size, the Company will typically employ a staff comparable in size to that of a Chico’s store. During the peak selling seasons, both Company-owned Chico’s stores and WH|BM stores generally hire additional sales associates.

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

The Company has established formalized training programs that are intended to reinforce and enhance the personalized customer service offered by all associates as well as increase their merchandise knowledge. The comprehensive training programs include a “Most Amazing Personal Services” (M.A.P.S.) module and a “Most Amazing Register System” (M.A.R.S.) module, among others, which the Company believes will help assure that sales associates better understand the product and improve the level of service provided to its customers.

The Company currently supervises its store operations through its Chief Stores Officer, its Senior Vice President — Chico’s Stores, its Vice President — Store Operations, its Vice President — WH|BM Stores, its Director of Sales — Soma, territorial Vice Presidents, Regional Sales Managers, and numerous District Sales Managers. The Senior Vice President — Chico’s Stores, the Vice President — WH|BM Stores, and the Director of Sales — Soma, have direct supervision responsibility of their brand specific territorial Vice Presidents or Regional

Sales Managers, who in turn have direct supervision responsibility of their respective brand specific either Regional Sales Managers or District Sales Managers. Each District Sales Manager supervises multiple store locations within their respective brand and has primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, staffing, training and expense control programs established by headquarters. During the first half of fiscal 2007, the Company intends to transition the Vice President — WH|BM Stores from reporting to the Chief Stores Officer to reporting to the Brand President-WH|BM.

Management Information Systems

The Company’s current principal management information systems are run on numerous Windows based Applications Servers and two IBM iSeries platforms located at the home office in Fort Myers, Florida and the Winder, Georgia distribution center, which provide a full range of retail, catalog, Internet, financial and merchandising information systems, including purchasing, inventory distribution and control, sales reporting, accounting, warehousing and merchandise management principally using SAP, CRS Retail Systems, Lawson, Manhattan Associates, NSB, Momentis and Mozart by Commercialware.

All Company-owned stores utilize essentially the same point of sale cash register computers, which are polled nightly to collect SKU-level sales data, Passport and Black Book information, and inventory receipt and transfer information for each item of merchandise, including information by style, color and size. Management evaluates this information, together with its weekly reports on merchandise shipments to the stores, to analyze profitability, formulate and implement company-wide merchandise pricing decisions, assist management in the scheduling and compensation of associates (including the determination of incentives earned) and, most importantly, to implement merchandising decisions regarding needs for additional merchandise, allocation of merchandise, future design and manufacturing needs and movement of merchandise from front-line stores to outlet stores. The Company operates a cash register system using a Windows platform in a wide area network and using the CRS Retail Systems software used by many other retailers.

The Company is committed to an ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments. In May 2006, the Company announced that it will work with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) to manage its retail stores, beginning first with its Soma brand. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. On February 4, 2007, the Company successfully completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system and rolling out the new financial systems at the same time. The second major phase anticipates an initial roll out and utilization of this new system in each of its other two brands beginning as early as the end of fiscal 2007 or the first half of fiscal 2008. The third major phase contemplates on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company through fiscal 2009.

Merchandise Distribution

Currently, distribution for all brands, is handled through the Company’s distribution center in Winder, Georgia. New merchandise is generally received daily at the distribution center. Merchandise from United States vendors is trucked to Georgia or arrives by air, as the circumstances require. Most of the merchandise from foreign vendors arrives in this country via air (and increasingly by sea) at various points of entry in Georgia, Illinois, California, or Florida and is transported via truck to the distribution center. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture.

The Company’s current distribution center is highly automated, utilizing sophisticated “pick to light” material handling equipment. Using this system, the turnaround time between distribution center receipt of merchandise and arrival at stores generally averages approximately 24 to 48 hours for its nearest stores and two days to a week for its other stores. In an attempt to ensure a steady flow of new merchandise, the Company ships merchandise continuously to its stores. The Company primarily uses the common carrier, Federal Express (air and ground), for shipments to its stores.

The Company believes that the capacity of its distribution center in Georgia should be sufficient to service the Company’s needs for approximately two years of future growth (including without limitation the growth of Chico’s, WH|BM, and Soma), without requiring building expansion under its existing county commitment. In fiscal 2005, the Company completed the purchase of a facility adjacent to its Winder campus distribution center to be used for all direct to consumer fulfillment (i.e., catalog and Internet) to address the continued planned growth in the volume of direct to consumer sales and the expanded number of direct to consumer items that are being made available across all brands. With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available. The Company’s present goal is to begin design work in fiscal 2007. It is currently anticipated that the Company will require additional distribution space late in fiscal 2008 or early in fiscal 2009 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company and preliminarily approved by Barrow County for such an expansion. In connection with its ongoing evaluation of the strategic long-term distribution needs of its brands, the Company may also explore adding a separate distribution center for its Soma brand.

Merchandise Design and Product Development

Chico’s, WH|BM, and Soma private branded merchandise is developed through the coordinated efforts of its respective merchandising, creative and production teams working with its independent vendors. Style, pattern, color and fabric for individual items of the Company’s private branded clothing are developed based upon future fashion trends that will appeal to its target customer, anticipated future sales and historical sales data.

Currently, Chico’s product development, merchandising, planning and allocation, and production and sourcing departments report directly to Michele Cloutier, Executive Vice President — Chief Merchandising Officer — Chico’s. Ms. Cloutier reports to Scott A. Edmonds, President and Chief Executive Officer. Ms. Cloutier currently has the Senior Vice President — Product Development, the Senior Vice President — General Merchandise Manager, the Senior Vice President — Planning and Allocation, the Vice President — Production and Quality, and the Vice President — Merchandise Controller reporting directly to her. Prior to the promotion of Ms. Cloutier, the product development, merchandising, planning and allocation, and production and sourcing departments reported to Patricia Murphy Kerstein, Executive Vice President — Chief Merchandising Officer, who stepped down from her Chief Merchandising Officer responsibilities on March 6, 2007, but continues to serve as an Executive Vice President for the Chico’s brand.

WH|BM’s creative, product development, merchandising, planning and allocation, and production and quality teams are headed up by Patricia Darrow-Smith, Brand President — White House | Black Market. Ms. Darrow-Smith currently has the WH|BM Senior Vice President — Operations, the WH|BM Vice President — General Merchandise Manager, and several directors (including a Senior Director — Design, a Senior Director — Creative and two Directors — General Merchandise Managers reporting directly to her. Ms. Darrow-Smith also reports directly to Mr. Edmonds.

Soma’s product development, merchandising, planning and allocation and production and sourcing teams are headed up by the Senior Vice President — General Merchandise Manager — Soma, who oversees the Vice President — Planning and Allocation and several directors (including the Director of Merchandising, the Director of Production and Sourcing and the Director of Operations) and who reports directly to Charles L. Nesbit, Jr., Executive Vice President — Chief Operating Officer. Mr. Nesbit, who has extensive previous managerial experience within the intimate apparel industry, reports directly to Mr. Edmonds.

The creative and product development teams for Chico’s, WH|BM and Soma develop the in-house designs and design modifications with input from its merchandising teams as well as its independent vendors. In addition to selecting distinctive patterns and colors, the Chico’s, WH|BM and Soma product development teams and the Company’s merchandising teams are particularly attentive to the design and specification of clothing style, construction, trim and fabric treatment. The Company believes this attention to design detail assists in distinguishing its clothing and strengthening the customer’s perception of quality and value.

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

Producers of the Company’s clothing utilize the designs and specifications provided by the Company most often through its CAD systems. Except for certain U.S. based “cut and sew” operations, the Company generally does not purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers. The Company also buys fabric and provides such fabric to domestic “cut and sew” manufacturers in the United States who make the specified Chico’s brand designs and styles. The Company anticipates it is likely to continue this practice in the future.

Currently, Chico’s and Soma contract primarily with between 75 to 95 apparel and foundation vendors and 30 to 50 accessory vendors, as well as several fabric suppliers and several “cut and sew” vendors for its Chico’s brand merchandise. Because of certain lower sourcing costs associated with the Company’s vendors in various parts of the world and certain other long term uncertainties presented by such vendor relationships, the Company may continue to redirect a portion of its sourcing activities towards new vendors in China, India and other areas.

The Company also currently contracts with approximately 166 different vendors for its WH|BM merchandise, but relies on 21 core vendors who collectively account for approximately 64% of the total WH|BM merchandise purchases. For the most part, however, the WH|BM team is not utilizing vendors that are currently supplying the Chico’s brand.

Chico’s and Soma.  During fiscal 2006, China sources accounted for approximately 51% of the Company’s purchases at retail for their Chico’s and Soma merchandise, United States sources (including fabric and “cut and sew” vendors) accounted for approximately 15% of their merchandise, India sources accounted for approximately 13% of overall purchases, Peru sources accounted for approximately 6% of overall purchases, Guatemala sources accounted for approximately 5% of overall purchases and Turkey sources accounted for approximately 4% of overall purchases. Taiwan, Phillipines, and other smaller sources, in the aggregate, amounted to approximately 6% of overall purchases. In fiscal 2007, the Company expects sourcing from China for Chico’s and Soma merchandise is likely to increase slightly as a percentage of overall purchases, while vendors in India can be expected to continue to provide approximately 12% to 14% of total purchases. Purchases from vendors in Peru are also likely to remain in the 5% to 7% range of total purchases, while United States vendors are expected to decrease as a percentage of overall purchases.

WH|BM.  During fiscal 2006, China sources accounted for approximately 69% of the Company’s purchases at retail for their WH|BM merchandise, United States sources accounted for approximately 25% of their merchandise and Canada, Brazil, El Salvador, and other smaller sources, in the aggregate, accounted for approximately 6% of overall purchases. Sourcing through foreign vendors increased considerably during fiscal 2006 as WH|BM expanded its utilization of sourcing alternatives provided by the Company. The Company expects this trend to continue over the next several years, although on a more gradual pace.

Although there were no manufacturers that produced more than 10% of the Company’s merchandise during the last fiscal year, the Company has contracted with one intermediary vendor that accounted for approximately 16% of the purchases for the Chico’s brand (including all fabric and labor) during the last fiscal year through separate subcontracts with several “cut and sew” factories in the United States and China. With respect to purchases made through this intermediary, the Company, for the most part, purchases the necessary specialized cloth and then coordinates with this intermediary who arranges for various independent United States and Chinese “cut and sew”

manufacturers to make the specified designs and styles. Although the Company believes that its relationship with this particular intermediary is good, there can be no assurance that this relationship can be maintained in the future or that the intermediary will continue to be available to coordinate and facilitate production and supply of merchandise. If there should be any significant disruption in the supply of merchandise through this intermediary in particular, management believes that it can successfully implement its contingency plans so as to allow it to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a short-term material adverse impact, and possibly even a longer-term material adverse impact, on the Company’s operations.

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

The Company has no material long-term or exclusive contracts with any apparel or accessory manufacturer or supplier and competes for production facilities with other companies offering clothing and accessories utilizing similar manufacturing processes. Although the Company believes that its relationships with its existing vendors are good, there can be no assurance that these relationships can be maintained in the future. If there should be any significant disruption in the delivery of merchandise from one or more of its current key vendors, management believes there would likely be a material adverse impact on the Company’s operations. Also, the Company is in the process of developing relationships with several new vendors in various countries. Although the Company has investigated the past performance of these vendors and has inspected factories and sampled merchandise, there can be no assurance that the Company will not experience delays or other problems with these new sources of supply. New relationships often present a number of uncertainties, including payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, timeliness of delivery and possible limitations imposed by trade restrictions.

Imports and Import Restrictions

Although the Company utilizes United States manufacturers to manufacture a portion of its clothing, the Company continues to shift more and more of its manufacturing of clothing to manufacturers located outside the United States, and the Company expects this trend may continue, particularly for WH|BM. As a result, the Company’s business has been and will remain subject to the various risks of doing business abroad and to the imposition of United States import restrictions and customs duties.

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

The Company currently imports products primarily from China, India, Peru, Guatemala, and Turkey, all of which are currently accorded normal trade relations status (“NTR”), formerly known as most favored nation status, by the United States. The products from all countries that have been given NTR status are subject to the same tariffs when they enter the United States. If the NTR status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of NTR treatment, or were to enter the United States subject to retaliatory tariffs, the merchandise would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in NTR status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries.

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

Although the Company expects NTR status to continue for the countries where its principal vendors are located, the Company cannot predict whether the United States government will act to remove NTR status for any of the countries or take other actions that could impact the tariff treatment on goods coming from any of the countries where its principal vendors are located. As but one example, there continue to be legislative initiatives in the United States Congress under which additional tariffs would be imposed on Chinese goods, including apparel items, unless China takes appropriate action to counteract what the United States perceives to be an artificial undervaluing of the Chinese currency. In addition, there is even a legislation initiative to withdraw China’s NTR status. However, it remains uncertain whether the Congress will consider such legislation in the near future, and, if so, whether any such legislation would be able to garner sufficient support to be enacted, or to what extent any such legislation, if enacted, would affect the Company’s business.

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

On November 8, 2005, the United States and China executed the Memorandum of Understanding Between the Governments of the United States of America and the People’s Republic of China Concerning Trade in Textile and Apparel Products (the “MOU”) pursuant to which the U.S. and China agreed to restrain levels for certain textile products produced or manufactured in China and exported to the United States between January 1, 2006 and December 31, 2008. The Company believes that the MOU had limited negative impact on its financial results and operations; however, the Company cannot predict how the MOU will affect its financial results and operations over the next two years or whether there might be other arrangements added in the future which impose other types of restrictions on imports of apparel and related accessories. In the event of any expanded or other significant protectionist trade actions that materially impact any of its foreign manufacturers, in particular those in China, the Company will evaluate alternative sourcing options and will work to mitigate any significant business risks. The Company believes that its principal competitors are subject to similar risks regarding any such potential trade measures.

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

As of March 16, 2007, of the countries where the Company’s existing or planned key vendors have manufacturing operations or suppliers, none was a Priority Foreign Country. China, India and Turkey were on the Priority Watch List and Peru and Guatemala were on the Watch List. China was elevated to the Priority Watch List in 2005, after a special out-of-cycle review under Special 301, which is discussed below.

In early 2005, a special out-of-cycle review under Special 301 was initiated with respect to China because of concerns regarding weaknesses in China’s protection of intellectual property rights. At the conclusion of that out-of-cycle review, significant concerns were expressed regarding China’s protection of intellectual property rights, and China was moved from the Watch List to the Priority Watch List. In addition, the United States continues to evaluate whether to file a WTO dispute settlement case against China and whether to designate China as a Priority Foreign Country under Special 301. Furthermore, China continues to be monitored under a related provision of the Trade Act of 1974, section 306. Under either of these provisions, the USTR will be in a position to impose sanctions if China fails to adequately enforce existing bilateral agreements concerning intellectual property rights, and the USTR’s office has identified weak intellectual property rights protection and enforcement in China as one of its top priorities.

Of countries where the Company’s existing or planned key vendors have manufacturing operations, India, Peru, and Turkey enjoy Designated Beneficiary Developing Country (“DBDC”) status under the Generalized System of Preferences (“GSP”), a special status that is granted by the United States to developing nations. DBDC status allows certain products imported from those countries to enter the United States under a reduced rate of duty. In order to maintain that status, the countries are required to meet several criteria. The GSP was renewed in 2006 through December 31, 2008.

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

Advertising and Promotion

The marketing program for the Company currently consists of the following integrated components:

•	The Company’s loyalty programs — the Passport Club and the Black Book (see “Customer Loyalty” discussion within the Business Strategies section)

•	Direct Marketing efforts: Direct Mail and Email

•	National print and TV advertising

•	Internet and direct phone sales

•	Community outreach programs

The Company’s Direct Marketing efforts have been successful in driving traffic to stores and the direct to consumer channels. Most of the active Passport and Black Book customers maintained in the database currently receive an average of one mailer per month.

The success of loyalty programs is dependent on the number of active customers the programs support. “Active” customers are those who have purchased at one of the Company’s brands within the preceding 12 months. Chico’s Passport Club had approximately 3.2 million active customers at the end of fiscal 2006 versus approximately 2.9 million at the end of fiscal 2005. WH|BM’s Black Book showed significant growth in the number of active customers from 2005 to 2006, increasing to approximately 1.8 million at the end of fiscal 2006 from approximately 1.3 million at the end of fiscal 2005. Soma does not have its own loyalty program, but Soma customers can join the Chico’s Passport Club. The active customer base for Soma is growing rapidly year over year.

The Company experienced direct to consumer (internet and telephone) sales of approximately $53.5 million in fiscal 2006, which represented a 48% increase over the prior period. In addition, the Company’s contact center managed over a million phone calls in fiscal 2006. The Company anticipates mailers, national print and television advertisements, and web marketing will be part of a marketing budget that will be between 3.7% and 4.0% of net sales during fiscal 2007, versus 4.0% of net sales in fiscal 2006.

The Company also places additional emphasis on what it refers to as its “outreach programs.” These outreach programs include, among other events, VIP parties, fashion shows and wardrobing parties that are organized and hosted by its publicity managers, event coordinators, and by store managers and sales associates. As part of these outreach programs, the Company also encourages its managers and sales associates to become involved in community projects. The Company believes that these programs are effective marketing vehicles in providing introductions to new customers and it has developed programs to help its store level associates use these programs.

Competition

The women’s retail apparel business is highly competitive and has become even more competitive in the past several years. The Company’s stores compete with a broad range of national and regional retail chains, including other women’s apparel stores, department stores, and specialty stores, as well as local retailers in the areas served by the Company’s stores and mail order and internet merchandisers, all of which sell merchandise generally similar to that offered in its stores. Even discount department stores carry some merchandise which is designed to compete for some of the consumers that historically have been the target customers for the Company’s various brands. The perceived growth opportunities within the women’s apparel market has encouraged the entry of new competitors, including a few large, well known and established specialty retailers, as well as increased competition from existing competitors. Certain of these competitors have greater name recognition as well as greater financial, marketing and other resources.

The retailers that are believed to most directly compete with the Chico’s brand are the mid-to-high end department stores including Nordstrom’s, Dillards, Neiman-Marcus, Bloomingdale’s, Macy’s and Saks Fifth Avenue and specialty stores including The Gap, Talbots, J. Jill, The Limited, Banana Republic, Christopher & Banks, and Coldwater Creek, as well as local boutique retailers. The retailers that are believed to most directly compete with the WH|BM brand are the same mid-to-high end department stores named above and specialty stores which include Ann Taylor, Ann Taylor Loft, Banana Republic, Cache, Anthropologie, bebe, and Arden B. as well as local boutiques. Although management believes there is currently limited direct competition for Soma merchandise largely because of the distinctive nature of the Company’s merchandise designed with the customer aged 35 and over in mind, the retailers that are believed to most directly compete with Soma stores are the same mid-to-high end department stores and certain of the specialty stores named above, local boutiques, and, to a more limited extent, Victoria’s Secret. The number of competitors and the level of competition facing the Company’s stores vary by the specific local market area served by each brand’s stores.

The following are several factors that the Company considers important in competing successfully in the retail apparel industry: newness and innovation of product styles, breadth of selection in colors, sizes and styles of merchandise; product procurement and pricing; ability to address customer preferences and be in line with fashion trends; reputation; quality of merchandise; store design and location; visual presentation; effective use of customer mailing lists and frequent shopper programs, advertising, and customer service. The Company believes that its emphasis on personalized service and customer assistance, the distinctive designs of its clothing and accessories, which provide a perceived high value, their exclusive availability at its stores, the locations of its stores, the effectiveness of the frequent shopper programs and its other marketing programs, are the various means by which the Company competes. Although the Company believes that it is able to compete favorably with other merchandisers, including department stores and specialty retailers, with respect to each of these factors, the Company believes it competes mainly on the basis of its superior customer service and distinctive merchandise selection.

Along with certain retail segment factors noted above, other key competitive factors for the catalog and Internet operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and web site design and availability. The direct-to-consumer operations compete against numerous catalogs and web sites, which may have greater circulation and web traffic.

Employees

As of February 3, 2007, the Company employed approximately 12,500 persons, approximately 42% of whom were full-time associates and approximately 58% of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, 90% of the Company’s associates worked in its front-line and outlet stores and in direct field supervision, 2% worked in the Company’s distribution center in Winder, Georgia and 8% worked in its corporate headquarters and support functions located in Fort Myers, Florida and several other satellite locations.

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

Available Information

The Company’s website, which includes a link to its investor relations page, is located at www.chicos.com. Through this website, the Company makes available free of charge all of its Securities and Exchange Commission (“SEC”) filings including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. The Company also maintains various other data on this website, including its recent press releases, corporate governance information, beneficial ownership reports, institutional slide show presentations, quarterly and institutional conference calls and other quarterly financial data, e.g., historical store square footage, monthly sales tables, etc. The Company also operates principally selling websites at www.chicos.com, www.whitehouseblackmarket.com and at www.soma.com.

The Company has a Code of Ethics, which is applicable to all associates of the Company, including the principal executive officer, the principal financial officer, the principal accounting officer and the Board of Directors. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s chief executive officer, principal financial officer, principal accounting officer or its Directors) at this location on its website. Copies of the charters of each of the Company’s Audit Committee, Compensation and Benefits Committee and Corporate Governance and Nominating Committee as well as the Company’s Corporate Governance Guidelines, Code of Ethics and Stock Ownership Guidelines are available on the website in the Investor Relations section under Our Company or in print upon written request by any shareholder.

The Company has included the CEO and CFO certifications regarding its public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report on Form 10-K. Additionally, the Company filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which was dated July 19, 2006, and indicated that the CEO was not aware of any violations of the Listing Standards by the Company.

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

Effective Management of Growth Strategy

The Company’s continued growth depends on its ability to open and operate stores successfully and to manage the Company’s planned expansion. During fiscal 2007, the Company plans to open approximately 135-145 net new stores (excluding the impact of the 10 Fitigues stores planned closures or the 13 acquired franchise stores), of which 55-60 are expected to be Chico’s stores, 55-60 are expected to be WH|BM stores and 20-25 are expected to be Soma stores. The Company’s planned square footage expansion and number of new stores is dependent upon a number of factors, including locating suitable store sites, negotiating favorable lease terms, having the infrastructure to address the increased new store sizes and targets, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

Fluctuations in Comparable Store Sales Results

The Company’s comparable store sales results have fluctuated in the past on a daily, weekly, monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect comparable store sales results, including changes in fashion trends, changes in the Company’s merchandise mix, timing of catalog mailings, calendar shifts of holiday periods, actions by competitors, weather conditions, and general economic conditions. Past comparable store sales results are not an indicator of future results. The

Company’s overall and individual brand comparable store sales results are likely to have a significant effect on the market price of the Company’s common stock.

Gross Profit Margin Impact of Mix of Sales

The Company’s gross profit margins are impacted by the sales mix both from the perspective of merchandise sales mix within a particular brand and relative sales volumes of the different brands. Certain categories of apparel and accessories tend to generate somewhat higher margins than others within each brand. Thus, a shift in sales mix within a brand can often create significant impact on the Company’s overall gross margins. On the other hand, the gross margins for the Chico’s brand have been somewhat higher than at the WH|BM and Soma brands. As sales at WH|BM and Soma grow at a faster pace than at the Chico’s brand, the Company’s overall gross profit margins may be negatively impacted which could in turn have a material adverse effect on the Company’s results of operations and the market price of the Company’s common stock.

Impact on Selling, General and Administrative Expenses from the Opening of Larger Stores

The average size of the Chico’s and WH|BM stores has been increasing over the last several years. In particular, new Chico’s and WH|BM front-line stores were approximately 50% larger than the chain average in fiscal 2006 and are again expected to be between 40%-50% larger than the chain average in fiscal 2007. Although these stores are expected to produce profit dollars that will be in the range of each respective chain’s average profits, they will likely increase selling, general and administrative expenses as a percentage of sales due to their larger size and anticipated initial lower sales per selling foot. It is anticipated that these stores will eventually achieve profit margins equal to more mature stores, however, over the short term, it is likely to put pressure on the Company’s operating margin by increasing selling, general and administrative expenses as a percentage of sales. This could have a material adverse effect on the Company’s operating margin and stock price.

Risks Associated with Catalog and Internet Sales

The Company sells merchandise over the Internet through its websites, www.chicos.com, www.whitehouseblackmarket.com, and www.soma.com. Although the Company’s catalog and Internet operations encompassed only 3.3% of the Company’s total sales for fiscal 2006, it has been steadily growing. It is anticipated that the percentage will continue to grow and could grow faster than in the past, due to the Company’s concentrated efforts in the area. The Company’s catalog and Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. The catalog and Internet operations also involve other risks that could have an impact on the Company’s results of operations including hiring, retention and training of personnel to conduct the Company’s catalog and Internet operations, diversion of sales from the Company’s stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Given the Company’s business strategy to target substantial growth in its catalog and Internet operations and thus increase sales penetration, supported by investment in new hardware, software and personnel, the risks associated with catalog and Internet operations are likely to be of greater significance in fiscal 2007 and future years. There can be no assurance that the Company’s catalog and Internet operations will be able to achieve targeted sales and profitability growth or even remain at their current level.

Dependence on Single Distribution Location

The Company’s distribution functions for all of its stores and for its catalog and Internet sales are handled from two separate facilities located beside each other in Barrow County, Georgia. Any significant interruption in the operation of either of these distribution facilities due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the Company’s ability to distribute merchandise to its stores and/or fulfill catalog and Internet orders, which could cause sales to decline. The Company is currently exploring contingency plans and back-up relationships with outside providers of distribution activities to mitigate this risk.

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

Changes in Accounting Principles, Interpretations and Practices

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These accounting principles can be complex for certain aspects of the Company’s business and may involve subjective judgments. A change from current accounting standards could have a significant effect on the Company’s results of operations. For example, in fiscal 2006, the Company adopted SFAS 123R, which addressed the accounting for share-based payments. In fiscal 2006, stock-based compensation reduced earnings per share by approximately $.07 per diluted share. Although the adoption of SFAS 123R is expected to continue to have a significant impact on the Company’s results of operations, future changes to various assumptions used to determine the fair-value of awards issued or the amount and type of equity awards granted may impact future stock-based compensation expense and further reduce the Company’s earnings.

Adverse Outcomes of Litigation Matters

The Company is involved from time to time with litigation and other claims to its business. These issues arise primarily in the ordinary course of business but could raise complex factual and legal issues, which are subject to multiple risks and uncertainties and could require significant management time. The Company believes that the Company’s current litigation issues will not have a material adverse effect on the Company’s results of operations or financial condition. However, the Company’s assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability or outcome of such litigation and additional litigation that is not currently pending could have a more significant impact on the Company and its operations.

New Headquarters Expansion

During the first quarter of fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters site on Metro Parkway in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The total cost for this property, along with the buildings, was approximately $26.4 million, which includes all transaction costs as of February 3, 2007. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, most of which continues to be leased to unrelated third parties. As leases expire, the Company anticipates it will be utilizing the vacant space, which is likely to require modifications, for its expanding corporate headquarters needs. The Company anticipates that its cash and marketable securities on hand and cash from operations will be more than adequate to cover the costs of construction that may be required for its headquarters expansion, as well as all other capital expenditures incurred over the next several years for store construction, expansion and renovation. However, in the event that such cash and marketable securities on hand and cash from operations is not sufficient to meet the Company’s capital expenditures needs, the Company may need to draw on its line of credit or seek other financing in order to fund the costs of expansion of the headquarters campus or other capital expenditures. In addition, such activities could potentially result in temporary disruptions of operations or a diversion of management’s attention and resources.

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

Effects of War, Terrorism or Other Catastrophes

In response to the terrorist attacks of September 11, 2001, security has been heightened in public areas. Any further threat of terrorist attacks or actual terrorist events, particularly in public areas, could lead to lower customer traffic in its shopping centers. In addition, local authorities or shopping center management could close in response to any immediate security concern. For example, on September 11, 2001, a substantial number of the Company’s stores were closed early in response to the terrorist attacks. Lower customer traffic due to security concerns and war, or the threat of war, or weather catastrophes such as hurricanes, could result in decreased sales that would have a material adverse impact on the Company’s business, financial condition and results of operations.

Merchandising/Fashion Sensitivity

The Company’s success is largely dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately in a timely manner to changes in fashion trends or demands (such as the fashion missteps that occurred in fiscal 2006) could lead to lower sales, excess inventories and more frequent markdowns, which could have a material adverse impact on the Company’s business. Misjudgments or unanticipated fashion changes could also have a material adverse impact on the Company’s image with its customers. There can be no assurance that the Company’s new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have a material adverse impact on the Company’s business, results of operations and financial condition.

Maintaining Proper Inventory Levels

The Company maintains an inventory of merchandise in its stores and distribution center, particularly of selected products that the Company anticipates will be in high demand. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices, such as that which occurred in the latter half of fiscal 2006. These events could significantly harm the Company’s operating results and impair the image of one or more of the Company’s brands. Conversely, if the Company underestimates consumer demand for its merchandise, particularly higher volume styles, or if the Company’s manufacturers fail to supply quality products in a timely manner, the Company may experience inventory shortages, which might result in missed sales, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm the Company’s business.

Price, Availability and Quality of its Offerings

Fluctuations in the price, availability and quality of fabrics and other raw materials used in producing the Company’s products could have a material adverse effect on the Company’s cost of goods or its ability to meet customer demands. The price and availability of such fabrics, other raw materials and labor may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs and weather conditions. In the future, the Company may not be able to pass all or a portion of such higher fabric, other raw materials or labor prices on to its customers.

Reliance on Third-Party Manufacturers

All of the Company’s merchandise is produced by independent manufacturers. The Company does not have long-term contracts with these manufacturers. In addition, the Company faces the risk that these third-party manufacturers with whom it contracts to produce its merchandise may not produce and deliver the Company’s merchandise on a timely basis, or at all. As a result, the Company cannot be certain that these manufacturers will continue to produce merchandise for the Company or that the Company will not experience operational difficulties with its manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control, shortages of fabrics or other raw materials, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to the Company’s expectations could result in supply shortages for certain merchandise and harm the Company’s business.

Reliance on Foreign Sources of Production

Although the Company has certain portions of its clothing and accessories produced within the United States, a majority of the Company’s clothing and accessories are still produced outside the United States and the percentage has been growing. As a result, the Company’s business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in a region that the Company does business; (iii) imposition of duties, taxes, and other charges on imports; (iv) foreign exchange rates; and (v) local business practice and political issues, including issues relating to compliance with domestic or international labor standards.

The Company cannot predict whether any of the foreign countries in which its clothing and accessories are currently produced or any of the countries in which the Company’s clothing and accessories may be produced in the future will be subject to import restrictions by the United States government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, or both, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost, or reduce the supply, of apparel available to the Company and adversely affect the Company’s business, financial condition and results of operations. The Company’s merchandise flow and cost may also be adversely affected by political instability in any of the countries in which its goods are produced and adverse changes in foreign exchange rates.

Vendor’s Compliance with Labor Practices Requirements

Although the Company has formal ethical labor policies and seeks to be diligent in its monitoring of compliance with these policies, the Company does not have absolute control over the ultimate actions or labor practices of its independent vendors. The violation of labor or other laws by one of its key independent vendors or the divergence of an independent vendor’s labor practices from those generally accepted as ethical by the Company could interrupt or otherwise disrupt the shipment of finished merchandise to the Company or damage the Company’s reputation. Any of these, in turn, could have a material adverse effect on the Company’s financial condition, results of operations and its stock price.

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

Strategic Development of New Concepts

A significant portion of the Company’s business strategy involves developing and growing new concepts, including brand extensions within established brands. The Company’s ability to succeed in new concepts requires significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers.

During fiscal 2004, the Company launched a new 10-store concept, Soma, in which the product offering is focused around intimate apparel, sleepwear, and activewear for the Chico’s target customer. The Company has committed significant financial and human resources to launching and developing this concept. During fiscal 2005, the Company opened an additional five Soma stores based on initial performance of the first 10 stores and based on perceived prospects. During fiscal 2006, the Company continued to expand the presence of the Soma brand by opening 37 new Soma stores. The Company recently announced it is slowing its planned new store growth in Soma stores to 20-25 net new stores in fiscal 2007 in order to improve its operations and profitability. The Company believes the Soma brand reduced the Company’s earnings per share by $.07 for fiscal 2006 and the Company estimates it will reduce fiscal 2007 earnings by between $.06 and $.10. There can be no assurance that the Company will be able to develop and grow the Soma concept (or any other new concept) to a point where it will become profitable, or generate positive cash flow. If the Company cannot successfully execute its growth strategies for its new concepts or brand extensions, the Company’s financial condition and results of operations may be adversely impacted.

Energy Prices

Oil prices have fluctuated dramatically in the past and have generally risen in fiscal 2006. If the previous trend of increasing oil prices were to continue, this trend may result in an increase in the Company’s transportation costs for distribution, utility costs for its retail stores and costs to purchase apparel from its vendors. In addition, rising oil prices could adversely affect consumer spending and demand for the Company’s products and increase its operating costs, both of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Goodwill and Intangible Assets

As of February 3, 2007, the Company’s goodwill and other intangible assets (trademark) totaled approximately $62.6 million and $34.0 million, respectively. The Company acquired all of the trademark value through its acquisition of The White House, Inc. and the current goodwill balance was also recognized primarily through its acquisition of The White House, Inc. At the time of the White House acquisition, the Company determined that the WH|BM trademark had an indefinite useful life. Goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment annually or more frequently if impairment indicators arise. During fiscal 2006, the Company decided to close the Fitigues brand operations and as a result, the Company recorded an impairment loss of approximately $6.8 million. If the Company determines in the future that other impairments have occurred, the Company would be required to write off the impaired portion of goodwill or the WH|BM trademark asset, which could substantially impact the Company’s results of operations.

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

The foregoing list of risk factors is not exhaustive. There can be no assurance that the Company has correctly identified and appropriately assessed all factors affecting its business operations or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial also may adversely impact the business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Stores

The Company’s stores are located throughout the United States as well as the U.S. Virgin Islands and Puerto Rico, with a significant concentration in California, Florida, Texas and the northeastern United States.

As a matter of policy, the Company prefers to lease its stores and all the stores currently operated by the Company are leased. Lease terms typically range from five to ten years and approximately 60% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. Approximately 75% of the leases have percentage rent clauses which require the payment of additional rent based on the store’s net sales in excess of a certain threshold and approximately 29% have early cancellation clauses that allow the Company an early termination of the lease if certain sales levels are not met in specific periods.

The following table, which covers all of the 930 Company-owned stores existing as of March 19, 2007, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

	Leases Expiring Each Year	Leases Expiring Each Year
Fiscal Year Ending	if No Renewals Exercised	if All Renewals Exercised

February 2, 2008	49	23
January 31, 2009	77	22
January 30, 2010	89	12
January 29, 2011 and thereafter	715	873

Headquarters and Distribution Center

The Company’s World Headquarters is located on approximately 57 acres in Fort Myers, Florida. The facility currently consists of its corporate and administrative headquarters that comprise approximately 147,000 square feet, and includes the Chico’s and Soma product development offices (including pattern making, sewing and sampling activities), as well as a separate 16,500 square foot office building that is being used as the WH|BM headquarters.

During fiscal 2006, the Company completed the purchase of an additional approximately 22 acres (which is included in the 57 total acres above) of property adjacent to the Company’s current headquarters site on Metro Parkway in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The total cost for this property, along with the buildings, was approximately $26.4 million, which includes all transaction costs as of February 3, 2007. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, most of which continues to be leased to unrelated third parties. As leases expire, the Company anticipates it will be utilizing the vacant space, which is likely to require modifications, for its expanding corporate headquarters needs. The Company is currently developing an overall plan for the future buildout of all of its available property.

In fiscal 2005, the Company completed the purchase of 105 acres in south Fort Myers, Florida originally intended for the location of a new corporate headquarters campus for a total cost of $38.1 million, which included all transaction costs and $5.4 million of road impact fees. When the 22 acre property adjacent to its current headquarters site became available, the Company decided to plan its expansion at its current location and to hold the 105 acre property for investment. During late 2006, management committed to a plan to sell the 105 acre property and the Company anticipates that the land will be sold within the next 12 months. The Company does not expect that any such sale will have any material impact on its statements of operations or overall financial position.

In order to help with immediate space needs, the Company has leased approximately 12,500 square feet of off-site space in the Fort Myers area for its call center and has leased approximately 21,000 square feet of off-site space for its finance department.

The Company also owns 71 acres of land in Barrow County, Georgia with its distribution and fulfillment centers situated thereon. These facilities consist of 202,000 square feet of distribution space, 50,000 square feet of fulfillment and call center space and 31,000 square feet of office space. At the time of the original acquisition, the Company also secured a commitment from the local county to permit the addition of up to another 200,000 square feet of distribution space and 6,000 square feet of office space in the future, subject to final approval by the local county at the time the Company petitions the county to add the additional square footage.

With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available. The Company’s present goal in this regard is to begin design work in fiscal 2007. It is currently anticipated that the Company will require additional distribution space late in fiscal 2008 or early in fiscal 2009 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on the existing adjacent land in Barrow County that is already owned by the Company. In connection with its ongoing evaluation of the strategic long-term distribution needs of its brands, the Company may also explore adding a separate distribution center for its Soma brand.

All recent property purchases have been funded from the Company’s existing cash and marketable securities balances.

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

None.

ITEM A.  EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the Company’s existing executive officers:

		Years With
Name	Age	Company	Positions

Scott A. Edmonds	49	13	President, Chief Executive Officer and Director
Charles J. Kleman	56	18	Executive Vice President-Finance, Chief Financial Officer, Treasurer and Director**
Michele M. Cloutier	42	*	Executive Vice President-Chief Merchandising Officer-Chico’s
Patricia Murphy Kerstein	63	9	Executive Vice President***
Gary A. King	49	2	Executive Vice President-Chief Information Officer
Michael J. Leedy	38	1	Executive Vice President-Chief Marketing Officer
Mori C. MacKenzie	57	11	Executive Vice President-Chief Stores Officer
Charles L. Nesbit, Jr.	51	2	Executive Vice President-Chief Operating Officer
Patricia Darrow-Smith	45	3	Brand President-White House | Black Market
A. Alexander Rhodes	48	4	Senior Vice President-General Counsel and Secretary
Michael J. Kincaid	49	7	Senior Vice President-Finance, Chief Accounting Officer and Assistant Secretary

*	Joined the Company in September 2006

**	In February 2007, Mr. Kleman announced that he would be stepping down from these positions upon the appointment of a successor Chief Financial Officer and Treasurer.

***	In March 2007, Ms. Murphy Kerstein stepped down from her day-to-day responsibilities as Chief Merchandising Officer but continues to serve the Company as an Executive Vice President.

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

Charles J. Kleman, is Executive Vice President-Finance, Chief Financial Officer, and Treasurer of the Company. Mr. Kleman has been employed by the Company since January 1989, when he was hired as the Company’s Controller. In 1991, he was elected as Vice President/Assistant Secretary. In 1992, Mr. Kleman was designated as the Company’s Chief Financial Officer. In September 1993, he was elected to the additional position of Secretary/Treasurer. Mr. Kleman served as Secretary until October 2004. He served as Senior Vice President-Finance from January 1996 through November 1996, effective December 1996, was promoted to the position of Executive Vice President-Finance and effective November 2003, was promoted to the additional position of Chief Operating Officer and served in such capacity until August 2005. In February 2007, Mr. Kleman announced that he would be stepping down from his positions as Executive Vice President-Finance, Chief Financial Officer, and Treasurer of the Company, upon the Company’s identification and appointment of a successor Chief Financial Officer and Treasurer. He also indicated that he would step down from his director position at the same time that he steps down from his officer positions. Prior to joining the Company, Mr. Kleman was an independent accounting consultant in 1988, and from 1986 to 1988, Mr. Kleman was employed by Electronic Monitoring & Controls, Inc., a manufacturer and distributor of energy management systems, as its Vice President/Controller. Prior to 1986, Mr. Kleman was employed by various public accounting firms, spending over four years of that time with Arthur Andersen & Co.

Michele M. Cloutier is Executive Vice President-Chief Merchandising Officer-Chico’s for the Company, having just been promoted to that position in March 2007. Ms. Cloutier joined the Company in September 2006 as Executive Vice President-General Merchandise Manager-Chico’s, after having served in the capacity of an independent consultant from 2004-2006. From 2003 to 2004, Ms. Cloutier served as Senior Vice President-General Merchandising Manager at Ann Taylor Stores. From 1993 to 2002, she held several senior merchandising roles in multiple divisions at The Gap, Inc. Earlier in her specialty retailing career, Ms. Cloutier held buying positions at Macy’s and Abraham & Strauss.

Patricia Murphy Kerstein is Executive Vice President for the Company. Ms. Murphy Kerstein has been with the Company since September 1997, when she was hired as the Senior Merchant. In April 1998, she was promoted to the position of General Merchandise Manager, in June 1999, she was promoted to Vice President-General Merchandise Manager, in August 2000, she was promoted to Senior Vice President-General Merchandise Manager, and in January 2003, Ms. Murphy Kerstein was promoted to Executive Vice President-Chief Merchandising Officer. Ms. Murphy Kerstein stepped down from her Chief Merchandising Officer position in March 2007 and is scheduled to step down from her position as Executive Vice President in March 2008. After March 2008, she will continue to serve the Company as an executive consultant. From February 1987 until September 1997, Ms. Murphy Kerstein was Vice President of Merchandising and Director of Fashion for Doncaster and from October 1985 until February 1987 was Merchandiser and National Sales Manager for Caribou Sportswear. From 1981 until 1985, she held various positions including Divisional Merchandise Manager and Director of Fashion Coordination for Lane Bryant, a division of the Limited.

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

Michael J. Leedy is Executive Vice President-Chief Marketing Officer for the Company, having just been promoted to that position in March 2007. Mr. Leedy joined the Company in April 2006 as Senior Vice President-

Chief Marketing Officer. Prior to joining the Company, Mr. Leedy spent over ten years with American Eagle Outfitters, Inc., where he most recently served as Executive Vice President and Chief Marketing Officer. From 1993 to 1995, Mr. Leedy served as President of Method, Inc., a retail brand strategy firm providing consulting services to other retailers. From 1991 to 1993, Mr. Leedy held various positions with The Limited, Inc.

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

Patricia Darrow-Smith is Brand President-White House | Black Market for the Company, having just been promoted to that position in March 2007. Ms. Darrow-Smith joined the Company in September 2003 as Senior Vice President-Merchandising of The White House, Inc. as a result of the acquisition of The White House, Inc. by the Company. In April 2004, she was appointed Senior Vice President-General Merchandise Manager-White House for the Company. She was promoted to Senior Vice President-Chief Creative Officer-White House for the Company and appointed as President of White House | Black Market, Inc., a wholly owned subsidiary of the Company, in June 2006. From 1986 to September 2003 Ms. Darrow-Smith served as the most senior merchandising executive of The White House, Inc., most recently as Executive Vice President, Merchandising. Ms. Darrow-Smith previously worked for the Hyatt Hotels Corporation.

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

The Company’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CHS”. On March 19, 2007, the last reported sale price of the Common Stock on the NYSE was $22.05 per share.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the New York Stock Exchange:

For the Fiscal Year Ended February 3, 2007	High	Low

Fourth Quarter (October 29, 2006-February 3, 2007)	$24.98	$20.10
Third Quarter (July 30, 2006-October 28, 2006)	25.71	17.27
Second Quarter (April 30, 2006-July 29, 2006)	37.42	21.79
First Quarter (January 29, 2006-April 29, 2006)	49.40	33.77

For the Fiscal Year Ended January 28, 2006	High	Low

Fourth Quarter (October 30, 2005-January 28, 2006)	$46.32	$38.50
Third Quarter (July 31, 2005-October 29, 2005)	41.67	30.60
Second Quarter (May 1, 2005-July 30, 2005)	40.39	25.84
First Quarter (January 30, 2005-April 30, 2005)	30.25	24.60

Although the Company currently does not intend to pay any cash dividends over the near term and intends to retain its earnings for the future operation and expansion of the Company’s business, the Company may reconsider this intention as the Company monitors its build up of cash reserves. Any determination to pay dividends in the future will be at the discretion of the Company’s Board of Directors (the “Board”) and will be dependent, in addition, upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

In September 2004, the Company’s Board approved the repurchase, over a twelve-month period ending in September 2005, of up to $100 million of the Company’s outstanding common stock. The Company repurchased 275,000 shares of its common stock during the third quarter of fiscal 2004 in connection with this stock repurchase program, at a total cost of approximately $5.0 million; no additional repurchases occurred during fiscal 2004 or fiscal 2005 and the balance of the authorized repurchase expired.

In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During fiscal 2006, the Company repurchased 3,081,104 shares of its common stock in connection with this stock repurchase program, which represented the entire $100 million initial stock repurchase program authorized by the Company’s Board.

In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over a twelve month period ending in May 2007. During fiscal 2006, the Company repurchased 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million program authorized by the Company’s Board. In addition, in the fourth quarter of fiscal 2006, the Company repurchased an additional 7,090 restricted shares as more particularly set forth in the chart below.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Approximate
			Total	Dollar Value
			Number of	of Shares That
			Shares	May Yet be
			Purchased as	Purchased
			Part of	Under the
	Total Number	Average	Publicly	Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans

October 29, 2006 to November 25, 2006	—	$—	—	$—
November 26, 2006 to December 30, 2006	—	$—	—	$—
December 31, 2006 to February 3, 2007	7,090	$20.88	—	$—

Total	7,090	$20.88	—	$—

(a)	Consists of 7,090 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan

The approximate number of equity security holders of the Company is as follows:

Number of Record Holders
Title of Class	as of March 19, 2007

Common Stock, par value $.01 per share	2,954

Five Year Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the companies in the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on February 2, 2002 and the reinvestment of dividends.

Comparison of Cumulative Five Year Total Return

	2/2/2002	2/1/2003	1/31/2004	1/29/2005	1/28/2006	2/3/2007
Chico’s FAS, Inc.	$100	$124	$251	$345	$574	$298
S&P 500 Index	$100	$78	$104	$110	$123	$141
S&P 500 Apparel Retail Index	$100	$90	$118	$141	$131	$155

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced in this Annual Report on Form 10-K. The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences.

	Fiscal Year Ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006	2005	2004	2003
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(In thousands, except per share and selected operating data)

Operating Statement Data:				(1)
Net sales by Chico’s/Soma stores	$1,210,474	$1,095,938	$889,429	$698,100	$508,492
Net sales by WH|BM stores	367,063	261,601	142,092	39,818	—
Net sales by catalog and Internet	53,523	36,151	26,831	22,780	16,070
Other net sales(2)	15,422	10,885	8,530	7,801	6,546

Net sales	1,646,482	1,404,575	1,066,882	768,499	531,108
Cost of goods sold(3)	679,416	547,532	411,908	297,477	209,770

Gross profit	967,066	857,043	654,974	471,022	321,338
General, administrative and store operating expenses	647,421	514,529	398,117	289,118	199,495
Depreciation and amortization	61,840	44,201	32,481	21,130	15,050
Impairment of goodwill	6,752	—	—	—	—

Income from operations	251,053	298,313	224,376	160,774	106,793
Interest income, net	10,626	8,236	2,327	888	883

Income before taxes	261,679	306,549	226,703	161,662	107,676
Provision for income taxes	95,043	112,568	85,497	61,432	40,917

Net income	$166,636	$193,981	$141,206	$100,230	$66,759

Basic net income per share(4)	$0.94	$1.07	$0.79	$0.58	$0.40

Diluted net income per share(4)	$0.93	$1.06	$0.78	$0.57	$0.39

Weighted average shares outstanding-basic(4)	177,273	180,465	178,256	172,805	166,618

Weighted average shares outstanding-diluted(4)	178,452	182,408	180,149	176,284	172,064

Selected Operating Data:
Total stores at period end	920	763	657	557	378
Average net sales per Company store:(5)
Chico’s	$2,139	$2,179	$2,010	$1,783	$1,556
WH|BM	1,575	1,402	995	862	—
Soma	1,044	1,054	—	—	—
Average net sales per selling square foot at Company stores:(5)
Chico’s	$961	$1,028	$988	$924	$849
WH|BM	1,040	1,028	814	767	—
Soma	434	460	—	—	—
Percentage increase in comparable Company store net sales	2.1%	14.3%	12.9%	16.1%	13.5%
Balance Sheet Data (at year end):
Total assets	$1,058,134	$999,413	$715,729	$470,854	$301,544
Long-term debt	—	—	—	—	—
Other noncurrent liabilities	109,971	70,318	59,546	24,437	6,551
Stockholders’ equity	803,931	806,427	560,868	374,835	240,133
Working capital	$327,624	$415,310	$269,252	$125,991	$105,570

(1)	Includes results from The White House, Inc. since September 5, 2003.

(2)	Includes net sales to franchisees and net sales by Fitigues stores. In fiscal 2007, the Company acquired all of its remaining franchisees and announced the planned closure of its Fitigues operations.

(3)	Cost of goods sold includes distribution, merchandising and product development costs, but does not include occupancy cost.

(4)	Restated to give retroactive effect for the 2 for 1 stock splits in February 2005 and July 2002.

(5)	Average net sales per Company store and average net sales per selling square foot at Company stores are based on net sales of stores that have been operated by the Company for the full year. For the year ended February 3, 2007, average net sales per Company store and average net sales per selling square foot at Company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Executive Overview

The Company is a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, WH|BM, and Soma by Chico’s (“Soma”) brand names.

Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using mainly easy-care fabrics. WH|BM, which the Company acquired in September 2003, and which began operations in 1985, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in the classic and timeless colors of white and black and related shades. Soma was initially launched in August 2004. This concept offers foundation products in intimate apparel, sleepwear, and activewear that is aimed at the Chico’s target customer, but with focus and styling that is expected to ultimately appeal to a broader customer base. In early fiscal 2006, the Company acquired the Fitigues brand, which had began its operations in 1988 and which was a fitness inspired brand, offering stylish yet comfortable activewear clothing. During fiscal 2006, the Company completed an internal evaluation of the Fitigues brand and, in the fourth quarter, decided to close down operations of the Fitigues brand. The Company began closing the Fitigues brand stores in the first quarter of fiscal 2007. The Company anticipates all 10 of the remaining Fitigues stores at fiscal year end and the website will be shut down by the end of the second quarter of fiscal 2007.

The Company earns revenues and generates cash through the sale of merchandise in its retail stores, to its Chico’s franchisees, and through its call centers, which handle sales related to the Chico’s, WH|BM, and Soma catalog and online operations.

Since the Company opened its first Chico’s store in 1983 principally selling folk art, its retail store system, now selling principally women’s apparel, has grown to 930 stores as of March 19, 2007, including 593 Company-owned Chico’s stores, 277 WH|BM stores, and 51 Soma stores (the remaining 9 stores are the Fitigues stores that are in the process of being closed). During fiscal 2006, the Company opened 145 net new Company-owned stores and repurchased one of its franchise stores (this number of stores excludes the Fitigues stores acquired in early fiscal 2006). Since the beginning of fiscal 2007, the Company has reacquired the remaining 13 formerly franchised stores. Those 13 stores are included in the 593 Company-owned Chico’s stores as of March 19, 2007.

From February 3, 2002 through February 3, 2007, the Company opened 515 new Company-owned stores, acquired 2 stores from a franchisee, and one franchisee opened 4 new franchised stores. Of the new Company-owned stores, 157 were opened in fiscal 2006, 109 were opened in fiscal 2005, 109 were opened in fiscal 2004 (net of the 8 former Pazo stores that were closed and converted into 5 WH|BM stores and 3 Soma stores), 74 were opened in fiscal 2003, and 66 were opened in fiscal 2002. During this same time period, the Company closed 29 Company-owned stores and no franchised stores were closed.

The Company has revised its targeted new store openings for fiscal 2007 to include 135-145 new stores (excluding the 10 Fitigues planned closures and the 13 stores reacquired from its franchisees). Of this total, 55-60 are expected to be Chico’s stores, 55-60 are expected to be WH|BM stores, and 20-25 are expected to be Soma stores. The Company also currently anticipates 45-55 relocations/expansions in fiscal 2007. Planned square footage growth for fiscal 2007 is now estimated to be approximately a 22% to 24% increase in selling square footage, slightly lower than the originally announced goal of a 25% increase.

The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. In the last five years the Company has grown from 311 stores as of February 3, 2002 to 920 stores as of February 3, 2007 (910 stores if the Fitigues stores slated for closing are excluded), which includes the significant store growth resulting from the acquisition of the 107 WH|BM stores in fiscal 2003 and the launch of the Soma

brand in fiscal 2004. The Company continues to expand its presence through the opening of new stores, the development of new opportunities such as Soma and through the extension of its merchandise line. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease from the rate of overall sales growth experienced in recent years (which has been in the range of 30-40%), such anticipated decrease in rate of growth reflecting in large part the Company’s significantly increased size, its more manageable 22%-24% net square footage growth goal for fiscal 2007, its 15% net square footage growth goal for fiscal 2008 and the expectation that its same store sales may continue to experience more moderate and flatter increases and may experience decreases from time to time, as was the case in the second half of fiscal 2006. The Company generally expects to continue to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.

Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, effectuating customer acceptance of new store concepts, integrating new or acquired businesses, maturing the newer brand concepts, implementing the process of senior management succession, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

•	Comparable same store sales growth — In fiscal 2006, the Company’s comparable store sales growth (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) was 2.1%. However, the overall increase in comparable store sales in fiscal 2006 was significantly impacted by single digit declines in comparable store sales beginning in the second half of fiscal 2006. The Company believes that the decline in comparable store sales for the core Chico’s brand was principally due to missteps in fashion merchandising, an aggressive store/opening/relocation/expansion program that is believed to have contributed to less than acceptable store service levels and a refocusing in the direction of the Company’s marketing initiatives. The Company’s current strategy is to target a general overall trend towards positive, but more moderate, comparable store sales growth. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in determining its future levels of success (i) particularly in terms of the Company’s success in effectively operating its stores across all brands, (ii) in managing its continuing store expansion program across all brands, and (iii) in maturing and developing its newer brands.

•	Positive operating cash flow — In fiscal 2006, the Company generated $289 million of cash flow from operations compared with $268 million in fiscal 2005, which represents an increase of 7.7%. The Company believes that a key strength of its business is the ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, future costs associated with the Company’s proposed expansions of its existing corporate headquarters and its existing distribution center, any future stock repurchase programs, costs associated with continued improvement of information technology tools, including the conversions to the SAP software platform, and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of this MD&A.

• Loyalty Clubs and Customer Development — Management believes that a significant indicator of the Company’s success is the extent of the growth of its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives. The Passport Club, the Chico’s and Soma frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and, upon spending $500, customers automatically become permanent members and are entitled to a lifetime 5% discount and other benefits. The Black Book loyalty program, the WH|BM frequent shopper club, is similar to the Passport Club in most key respects except that customers become permanent members upon spending $300, compared to $500 for the Passport Club. The Company believes that the continued growth in new members and repeat shopping of its existing Passport and Black Book club members indicates that the Company is still generating strong interest from its customers due in large part to the Company’s commitment to personalized customer service and constant newness of product. “Active” customers are those who have purchased at one of the Company’s brands within the preceding 12 months.

As of February 3, 2007, the Company had approximately 1.6 million active Chico’s and Soma permanent Passport Club members and approximately 1.6 million active preliminary Passport Club members. In fiscal 2006, active permanent Passport Club members accounted for approximately 83% of overall sales, slightly higher than in fiscal 2005, and active preliminary members accounted for approximately 14% of overall sales. During fiscal 2006, active permanent Passport members spent, on average, over 60% more per transaction than did active preliminary members.

As of February 3, 2007, WH|BM had approximately 0.6 million active permanent Black Book members and approximately 1.2 million active preliminary Black Book members. In fiscal 2006, the active permanent Black Book members accounted for 63% of overall sales, while active preliminary members accounted for 31% of overall sales. During fiscal 2006, active permanent Black Book members spent, on average, over 70% more per transaction than did active preliminary members.

The Company believes that the growth and consistency of its Passport and Black Book clubs indicate that the Company is still generating strong interest from new and existing customers, many of whom tend to become long-term loyal customers, due in large part to the Company’s commitment to personalized customer service and constant newness of product.

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

In addition to the key performance indicators mentioned above, the Company’s operational strategies are focused on qualitative factors as well. The Company’s ability to manage its multiple brands, to develop and grow its newer Soma concept, to expand the Company’s direct to consumer business, to secure new store locations including relocations and/or expansions of existing stores and to launch new product categories within all brands, are all important strategies that, if successful, should contribute to the continued growth of the Company.

The Company continues to evaluate and monitor the progress of its intimate apparel initiative with its Soma brand. The Company recognizes that the Soma business can be seen as complementary to its basic apparel business, but also understands that many aspects of this business require unique attention. The Company monitors Soma merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases in the foundation category. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. The Company estimates that the Soma brand reduced the Company’s earnings per share by $.07 for fiscal 2006 and the Company believes it will reduce fiscal 2007 earnings by between $.06 and $.10. The Company further believes that an impact on earnings per share of this order is acceptable when balanced against the potential of the brand’s perceived longer term potential.

In fiscal year 2006, the Company reported net sales, operating income and net income of $1.65 billion, $251 million and $167 million, respectively. Net sales increased by 17.2%, while operating income and net income decreased by 15.8% and 14.1%, respectively, from the prior fiscal year. The Company’s gross margin decreased to 58.7% in fiscal 2006 from 61.0% in fiscal 2005. The decrease in the gross profit percentage was primarily due to lower merchandise margins at the Chico’s front-line stores (due mostly to more extensive markdowns), the mix effect of WH|BM and Soma sales becoming a larger portion of the Company’s overall net sales, increased inventory clearance costs and the continued investment in the Company’s product development teams. Gross profit percentage was also negatively impacted by the portion of the incremental stock-based compensation expense included in cost of goods sold, which reduced the gross margin by approximately 30 basis points due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation.

General, administrative and store operating expenses (including depreciation and amortization and impairment of goodwill) increased as a percentage of net sales over the prior period by approximately 370 basis points primarily due to increased store operating expenses specifically for the Chico’s brand (primarily increases in personnel and occupancy costs) attributable mainly to the deleverage associated with the relatively flat comparable store sales in the Chico’s stores and to the Company’s planned increase in store payroll as a percentage of sales. General, administrative and store operating expenses were also impacted by the portion of the incremental stock-based compensation expense included in these expenses due to the adoption of SFAS 123R, which had an approximate 80 basis point impact, and the increased occupancy costs, including depreciation and amortization expense due to capital expenditures for new, remodeled and expanded stores, which generally are larger in size than in prior years and consequently require increased capital expense, and, to a lesser extent, from the accelerated depreciation of certain “legacy” software systems to be replaced in connection with the Company’s decision to move to the SAP software platform. In addition, the Company’s results were also impacted by approximately an aggregate of $8.6 million of impairment related expenses regarding the planned closure of the Fitigues brand. The $8.6 million, or approximately 50 basis points, consisted primarily of an impairment loss on goodwill totaling $6.8 million (which is shown on a separate line within the consolidated statements of operations), accelerated fixed asset depreciation of $1.2 million, and other impairment related charges, mainly for inventory, totaling $0.6 million, with no comparable amounts recorded in the prior period. Sales and profitability trends are further discussed in the Results of Operations section.

Future Outlook

The Company has been carefully reviewing and rethinking its recent practice of providing specific quarterly and annual sales and earnings guidance. The retail industry is unique in providing monthly sales and comparable store sales data, as well as detailed operational data, for individual brands, which provides interested parties with much greater detail than is presented in the Company’s financial statements. Therefore, while the Company remains committed to maintaining the transparency of its financial reporting, the Company will no longer provide specific quarterly or annual sales and earnings guidance; provided, however, that the Company does expect to comment on the street consensus estimates from time to time, as it had done in the past and when it believes necessary and appropriate. In the March 6, 2007 year end earnings release, for example, the Company stated that it believed that if it achieved a low single digit same store sales increase on a consolidated basis for fiscal 2007, the current consensus First Call estimates at that time for fiscal 2007 sales and diluted earnings per share appeared reasonable.

Looking forward to fiscal 2008, the Company’s initial plan contemplates targeting an approximate 15% increase in its selling square footage, which is expected to result from approximately 105-115 net new stores and 30-50 relocations and expansions of existing stores. The preliminary breakdown of new stores by brand for fiscal 2008 is as follows: 40-50 Chico’s stores, 50-60 WH|BM stores, and 5-15 Soma stores.

Results of Operations

Net Sales

The following table shows net sales by Company-owned Chico’s/Soma stores, net sales by Company-owned WH|BM stores, net sales by catalog and Internet, and other net sales in dollars and as a percentage of total net sales for the fiscal years ended February 3, 2007 (fiscal 2006 or “current period”, which consisted of 53 weeks), January 28, 2006 (fiscal 2005 or “prior period”, which consisted of 52 weeks) and January 29, 2005 (fiscal 2004, which consisted of 52 weeks) (dollar amounts in thousands):

	Fiscal 2006%		Fiscal 2005%		Fiscal 2004%

Net sales by Chico’s/Soma stores	$1,210,474	73.5%	$1,095,938	78.0%	$889,429	83.4%
Net sales by WH|BM stores	367,063	22.3	261,601	18.6	142,092	13.3
Net sales by catalog and Internet	53,523	3.3	36,151	2.6	26,831	2.5
Other net sales	15,422	0.9	10,885	0.8	8,530	0.8

Net sales	$1,646,482	100.0%	$1,404,575	100.0%	$1,066,882	100.0%

Net sales by Company-owned Chico’s, Soma and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings, and to a lesser extent, from the slight overall increase in the Company’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Fiscal 2006		Fiscal 2005	Fiscal 2004

Comparable store sales increases	$28,248		$145,054	$93,037
Comparable same store sales %	2.1%		14.3%	12.9%
New store sales increases	$196,741		$180,964	$200,566
Number of new Company-owned stores opened, net	145	*	104	99

*	Does not include Fitigues stores acquired in fiscal 2006

The comparable store sales increase of 2.1% in fiscal 2006 was driven primarily by the 11% increase in comparable store sales at the WH|BM stores which resulted primarily from an increase in the number of transactions compared to fiscal 2005 and, to a lesser extent, from an increase of 2.5% in the WH|BM average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix). The overall comparable store sales increase was offset by an essentially flat comparable store sales result at the Chico’s and Soma stores which resulted primarily from a decrease of 1.6% in the average unit retail price offset by an increase in the number of transactions. In fiscal 2006, WH|BM same store sales represented approximately 21% of the total same store sales base compared to 16% in fiscal 2005. The comparable store sales increase of 14.3% in fiscal 2005 was driven primarily by an increase in the number of transactions compared to fiscal 2004 and, to a lesser extent, from an increase of 0.4% in the Chico’s average unit retail price and an increase of 7.8% in the average unit retail price for WH|BM.

WH|BM stores were included in the comparable store sales calculation beginning in October 2004, which was 12 full months after the acquisition date of September 5, 2003. For fiscal 2004, WH|BM sales prior to October 2004 are included in new store sales. Sales from Soma stores in fiscal 2005 were included in the comparable store sales calculation beginning in September 2005 and did not have a material impact on the calculation. In fiscal 2004, all other sales from Soma stores were included in new store sales. Sales from Fitigues stores were included in new store sales in fiscal 2006 and will be included in “discontinued operations” in fiscal 2007 due to the planned closure of the brand.

Net sales by catalog and Internet for fiscal 2006 (which included merchandise from all four of the Company’s brands) increased by $17.4 million, or 48.1%, compared to net sales by catalog and Internet for fiscal 2005. It is believed that the increase was principally attributable to significant increases in WH|BM and Soma merchandise items available on the website, and to a lesser extent, increases in the Chico’s merchandise available for sale through the Internet and the increased circulation of catalog mailings.

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

Cost of Goods Sold/Gross Profit

The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for fiscal 2006, 2005 and 2004 (dollar amounts in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Cost of goods sold	$679,416	$547,532	$411,908
Gross profit	$967,066	$857,043	$654,974
Gross profit percentage	58.7%	61.0%	61.4%

The decrease in the gross profit percentage from fiscal 2005 to fiscal 2006 resulted primarily from a decrease of 100 basis points in the merchandise margins at the Chico’s front-line stores and to a lesser extent, due to the mix effect resulting from the WH|BM and Soma sales becoming a larger portion of the Company’s overall net sales (both WH|BM and Soma brands operate with lower gross margins than the Chico’s brand). The decrease in merchandise margins at the Chico’s front-line stores was primarily due to a higher markdown rate compared to the prior period. Gross profit percentage was also negatively impacted by increased inventory clearance costs and the deleverage associated with the relatively flat comparable store sales in the Chico’s stores and, to a lesser extent, from the continued investment in the Company’s product development and merchandising functions and by the recognition of approximately $5.6 million of incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation, which reduced the gross margin by approximately 30 basis points.

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

General, Administrative and Store Operating Expenses

The following table shows general, administrative and store operating expenses in dollars and as a percentage of total net sales for fiscal 2006, 2005 and 2004 (dollar amounts in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

General, administrative and store operating expenses	$647,421	$514,529	$398,117
Percentage of total net sales	39.3%	36.6%	37.3%

The increase in general, administrative and store operating expenses in dollars was, for the most part, the result of increases in the Company’s store operating expenses, including associate compensation, occupancy and other costs associated with additional store openings and, to a lesser degree, an increase in marketing expenses, the adoption of SFAS 123R and other general corporate infrastructure costs to support the Company’s growth, including expenses related to housing of off-site business units.

General, administrative and store operating expenses as a percentage of net sales increased 270 basis points in fiscal 2006 over the prior period primarily due to increased store operating expenses in the Chico’s stores (primarily personnel and occupancy costs) attributable mainly to the larger size stores the Company has been opening, an increase in store relocations and expansions, as well as the deleverage associated with the flat comparable store sales in the Chico’s stores and the Company’s planned increase in store payroll as a percentage of net sales. General, administrative and store operating expenses as a percentage of net sales also increased compared to the prior period due to the recognition of approximately $14.1 million of incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation, or an impact of approximately 80 basis points, when compared to the prior period and to an even lesser extent, by a planned increase in marketing expenses as a percentage of total net sales. These increases in general, administrative and store operating expenses as a percentage of net sales were offset slightly by a reduction in incentive compensation mostly due to the Company’s lower than anticipated fiscal year results.

General, administrative and store operating expenses as a percentage of net sales in fiscal 2005 decreased 70 basis points over the prior period primarily because there was $3.4 million of rent expense included in fiscal 2004 related to prior fiscal years (see further discussion below) to adjust the Company’s presentation of rent expense with no comparable expense in fiscal 2005. General, administrative and store operating expenses as a percentage of net sales was also positively impacted by a significant decrease in WH|BM store operating expenses (primarily in personnel and occupancy costs) as a percentage of total net sales over the prior period resulting from leverage associated with the WH|BM comparable store sales increase in the mid-to-high thirty percent range. These decreases in general, administrative and store operating expenses as a percentage of total net sales were partially offset by increased incentive compensation as a result of the Company’s strong financial performance.

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

Depreciation and Amortization

The following table shows depreciation and amortization in dollars and as a percentage of total net sales for fiscal 2006, 2005 and 2004 (dollar amounts in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Depreciation and amortization	$61,840	$44,201	$32,481
Percentage of total net sales	3.8%	3.1%	3.0%

The increase in depreciation and amortization expense as a percentage of total net sales was due primarily to capital expenditures related to new, relocated and expanded stores, which generally are larger in size than in prior years and consequently require an increased capital expense as well as from the deleverage associated with the relatively flat comparable store sales in the Chico’s stores, and, to a lesser extent, from the accelerated depreciation of certain “legacy” software systems to be replaced in connection with the Company’s decision to move to the SAP software platform as well as from other newly installed hardware and software packages.

The increase in depreciation and amortization expense from fiscal 2004 to fiscal 2005 was, for the most part, due to capital expenditures related to new, relocated and expanded stores.

Impairment of Goodwill

During fiscal 2006, the Company acquired most of the assets of Fitigues consisting primarily of 12 retail stores and its Internet sales operations. In the fourth quarter of fiscal 2006, the Company completed its evaluation of the Fitigues brand and decided to close down operations of the Fitigues brand and, in the first quarter of fiscal 2007, began closing the Fitigues brand’s stores. The Company anticipates all 10 of the remaining Fitigues stores at fiscal year end to be closed and the website to be shut down by the end of the second quarter of fiscal 2007. In connection with reaching this decision, the Company completed an impairment review of Fitigues’ goodwill and determined that the fair value of the Fitigues reporting unit was less than its carrying value, including the existing goodwill. As a result, the Company recorded a goodwill impairment charge of $6.8 million during fiscal 2006. The loss on impairment is included as a separate line within income from continuing operations in the accompanying consolidated statements of income.

Provision for Income Taxes

The Company’s effective tax rate was 36.3%, 36.7% and 37.7%, for fiscal 2006, 2005 and 2004, respectively. The decrease in the effective tax rate for fiscal 2006 from fiscal 2005 was primarily attributable to favorable permanent differences, mainly higher charitable inventory contributions and tax-free interest, offset, in part, by a slightly unfavorable change in the Company’s overall state effective tax rate mainly due to a change in the weight of sales, property and income apportioned to unitary and higher tax jurisdictions. The decrease in the effective tax rate for fiscal 2005 from fiscal 2004 was primarily attributable to favorable permanent differences, including higher tax-free interest, as well as a slightly favorable change in the Company’s overall state effective tax rate. The Company expects that its effective tax rate for fiscal 2007 will be flat to slightly favorable compared to the effective tax rate for fiscal 2006.

Net Income

The following table shows net income in dollars and as a percentage of total net sales for fiscal 2006, 2005 and 2004 (dollar amounts in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Net income	$166,636	$193,981	$141,206
Percentage of total net sales	10.1%	13.8%	13.2%

Comparable Company Store Net Sales

Comparable store sales for the 53 week period ended February 3, 2007 increased 2.1% compared to the same 53 week period last year ended February 4, 2006. Comparable Company store net sales data is calculated based on the change in net sales of currently open Company-owned stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).

The comparable store percentage reported above includes 100 stores that were expanded or relocated within the last two fiscal years by an average of 1,214 selling square feet. If the stores that were expanded and relocated had been excluded from the comparable Company-owned store base, the increase in comparable Company-owned store net sales would have been 1.0% for fiscal 2006 (versus 2.1% as reported). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. WH|BM stores acquired in The White House, Inc. acquisition were included in the comparable store sales calculation for the first time beginning in October 2004 and WH|BM stores opened since the acquisition are treated the same as all other Company-owned stores. Soma stores began entering into the comparable store sales calculation in September 2005 and due to the small number of stores have not had a material impact on the comparable store sales calculation. Sales from Fitigues stores were included in new store sales in fiscal 2006 and will be included in “discontinued operations” in fiscal 2007 due to the planned closure of the brand.

The Company believes that the overall increase in comparable Company store net sales (an 11% increase for the WH|BM brand, offset by a relatively flat change for the Chico’s brand) for fiscal 2006 was impacted by missteps in fashion merchandising, an aggressive store opening/relocation/expansion program that the Company believes contributed to less than acceptable store service levels and a refocusing of the direction of the Company’s marketing initiatives.

The following table sets forth for each of the quarters of the previous five fiscal years, the percentage change in comparable store net sales at Company-owned stores from the comparable period in the prior fiscal year:

Fiscal Year Ended

	2/3/07	1/28/06	1/29/05	1/31/04	2/1/03

Full Year	2.1%	14.3%	12.9%	16.1%	13.5%

First Quarter	6.6%	10.8%	20.1%	7.8%	13.2%
Second Quarter	5.7%	15.7%	14.1%	14.6%	11.6%
Third Quarter	(1.2)%	16.0%	6.1%	20.9%	18.2%
Fourth Quarter	(2.0)%	14.6%	12.9%	20.5%	11.0%

Liquidity and Capital Resources

Overview

The Company’s ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned expansion of its headquarters, distribution center and other central support facilities, to fund stock repurchases under the Company’s previous stock repurchase programs, and for continued improvement in information technology tools, including the ongoing conversion the Company is planning to the SAP software platform.

The following table shows the Company’s capital resources at the end of fiscal year 2006 and 2005 (amounts in thousands):

	Fiscal 2006	Fiscal 2005

Cash and cash equivalents	$37,203	$3,035
Marketable securities	238,336	401,445
Working capital	327,624	415,310

Working capital decreased from fiscal 2005 to fiscal 2006 primarily due to the Company’s share repurchase programs during fiscal 2006 which totaled $200 million. This decrease in working capital was partially offset by the Company’s cash generated from operating activities, which cash was more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities, and inventories reduced by accounts payable and accrued liabilities.

Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will satisfy the Company’s working capital needs, capital expenditure needs (see “New Store Openings and Headquarters Expansion” discussed below), commitments, and other liquidity requirements associated with the Company’s operations through at least the next 12 months.

Operating Activities

Net cash provided by operating activities was $289 million and $268 million for fiscal 2006 and 2005, respectively. The cash provided by operating activities for both periods was due to the Company’s net income, adjusted for non-cash charges and changes in working capital such as:

•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.

In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to tax deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.4 million of excess tax benefits as a financing cash inflow and a corresponding operating cash outflow for fiscal 2006. The $21.5 million of tax benefit of stock options exercised in fiscal 2005 is presented as an operating cash inflow in the prior period in accordance with APB 25.

Investing Activities

Net cash used in investing activities was $63.4 million and $308.3 million for fiscal 2006 and 2005, respectively.

The Company’s investment in capital expenditures during fiscal 2006 primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM, Soma and Fitigues stores ($152.8 million), costs associated with system upgrades and new software implementations ($26.7 million), costs and improvements associated with the purchase of a 22 acre property adjacent to the Company’s current headquarters campus ($26.4 million), distribution center infrastructure costs ($3.9 million), and other miscellaneous capital expenditures ($8.5 million). Capital expenditures increased by $70.7 million from fiscal 2005 to fiscal 2006 primarily as a result of increased costs related to the opening of a greater number of new, relocated, remodeled and expanded Chico’s, WH|BM, Soma and Fitigues stores and increased information system technology investments related to new technology initiatives, including the Company’s decision to move to the SAP software platform.

The Company sold $163.2 million, net, of marketable securities in the current year primarily to fund the Company’s stock repurchase programs. By contrast, in the prior period, the Company invested $150.2 million, net, in marketable securities.

In addition, during fiscal 2006, the Company completed the purchase of most of the assets of the Fitigues brand stores for $7.5 million and paid $0.8 million for the purchase of the net assets of one of its franchise stores, while in fiscal 2005, the Company purchased an equity investment in a privately held company for business and strategic purposes totaling $10.4 million.

Financing Activities

Net cash used in financing activities was $191.4 million in fiscal 2006 while net cash provided by financing activities was $28.5 million in fiscal 2005.

In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During fiscal 2006, the Company repurchased 3,081,104 shares of its common stock in connection with this stock repurchase program, which represented the entire $100 million initial stock repurchase program authorized by the Company’s Board.

In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over a twelve month period ending in May 2007. During fiscal 2006, the Company repurchased 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million program authorized by the Company’s Board. In addition, in the fourth quarter of fiscal 2006, the Company repurchased an additional 7,090 shares of restricted stock in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

As discussed above, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to tax deductions attributable to the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to such tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.4 million of excess tax benefits as a financing cash inflow in fiscal 2006 with no comparable amount in fiscal 2005.

The Company received proceeds in both fiscal 2006 and 2005 from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan.

During fiscal 2006, certain of the Company’s current and former officers exercised an aggregate of 231,501 stock options at prices ranging from $5.42 to $26.34 and certain employees and former employees exercised an aggregate of 131,644 options at prices ranging from $0.1805 to $22.10. Also, during this period, the Company sold 9,790 and 81,760 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $40.00 and $15.68, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $6.4 million.

New Store Openings and Headquarters Expansion

During fiscal 2007, the Company plans to open approximately 135-145 net new stores (excluding the 10 planned Fitigues closures and the 13 acquired franchise stores), of which 55-60 are expected to be Chico’s stores, 55-60 are expected to be WH|BM stores and 20-25 are expected to be Soma stores. The Company believes that the liquidity needed for its planned new store growth (including continued investments associated with the decision to grow its new concept, Soma), continuing remodel/expansion program, continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded from cash flow from operations and its existing strong cash and marketable securities balances.

During the first quarter of fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters site on Metro Parkway in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, most of which continues to be leased to unrelated third parties. As leases expire, the Company anticipates it will be utilizing the vacant space, which is likely to require modifications, for its expanding corporate headquarters needs. The total cost for this property, along with the buildings, was approximately $26.4 million, which includes all transaction costs as of February 3, 2007. The acquisition was funded from the Company’s existing cash and marketable securities balances. With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available. The Company’s present goal in this regard is to begin design work in fiscal 2007. It is currently anticipated that the Company will require additional distribution space in late fiscal 2008 or early fiscal 2009 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company.

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

In May 2006, the Company announced that it will work with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) to assist in managing its retail stores, beginning first with its Soma brand. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. On February 4, 2007, the Company successfully completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system and rolling out the new financial systems at the same time. The second major phase anticipates an initial roll out and utilization of this new system in each of its other brands beginning as early as the end of fiscal 2007 or the first half of fiscal 2008. The third major phase contemplates on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company through fiscal 2009. The Company expects that the costs associated with the implementation of the ERP system will be funded from the Company’s existing cash and marketable securities balances.

The Company further believes that this liquidity will be sufficient, based on the above, to fund anticipated capital needs over the near-term, including the recent franchisee acquisitions in the first quarter of fiscal 2007. Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new stores planned to be opened, expanded or relocated in future periods.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at February 3, 2007 (amounts in thousands):

		Less than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt	$—	$—	$—	$—	$—
Short-term borrowings	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases	668,072	97,671	189,705	156,506	224,190
Non-cancelable purchase commitments	180,883	180,883	—	—	—

Total	$848,955	$278,554	$189,705	$156,506	$224,190

As of February 3, 2007, the Company’s contractual obligations consisted of amounts outstanding under operating leases and non-cancelable purchase commitments. Amounts due under non-cancelable purchase commitments consists of amounts to be paid under agreements to purchase inventory that are legally binding and that specify all significant terms, as well as amounts due on commercial letters of credit outstanding.

In June 2005, the Company entered into the Second Restated Revolving Credit Loan Agreement with Bank of America, N.A. (the “Agreement”), which replaced the Restated Revolving Credit and Term Loan Agreement dated as of September 2002, on terms and conditions substantially similar to the replaced facility. The terms of the Agreement provide for a $45 million aggregate revolving credit loan commitment, with a letter of credit sublimit of $40 million and a line of credit sublimit of $5 million. The revolving credit facility initially matured June 1, 2006, but automatically renewed through June 1, 2007 and is set up to continue to automatically renew for additional one-year periods through 2010.

At February 3, 2007 and January 28, 2006, the Company did not have any relationship with unconsolidated entities or financial partnerships, of the type, which certain other companies have established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Therefore, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Revenue Recognition

Although the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. Retail sales by Company stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and Company issued coupons. Retail sales by catalog and Internet are recorded when shipments are made to catalog and Internet customers and are net of estimated customer returns. Net sales to franchisees are recorded when merchandise is shipped to franchisees and are net of estimated returns. Under the Company’s current program, gift certificate and gift card sales do not have expiration dates. The Company accounts for gift certificates and gift cards by recognizing a liability at the time a gift certificate or gift card is sold. The liability is relieved and revenue is recognized for gift certificates and gift cards upon redemption. In addition, the Company recognizes revenue on unredeemed gift certificates and gift cards when it can determine that the likelihood of the gift certificate or gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificates or gift cards to relevant jurisdictions (commonly referred to as gift card breakage). The Company recognizes gift card breakage under the redemptive recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on the Company’s historical gift card breakage rate. The Company determines the gift card breakage rate based on its historical redemption patterns. Once the breakage rate is determined, it is recognized over a 60-month period based on historical redemption patterns of gift certificates and gift cards.

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

Stock-Based Compensation Expense

Effective January 29, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized during fiscal 2006 for share-based awards includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior period have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. See Note 9 to the consolidated financial statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on its financial position, results of operations or cash flows.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) ratified Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is and has been, to exclude all such taxes from revenue. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. As the Company does not intend to modify its current accounting policy of recording sales tax collected on a net basis, the adoption of EITF 06-3 will have no material impact on the Company’s consolidated financial statements.

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

Certain Factors That May Affect Future Results

This Form 10-K may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation, statements regarding future growth rates of the established Company store concepts and the roll out of the Soma concept. The statements may address items such as future sales, gross profit expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information.

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

These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters, distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma merchandise divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.

The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of February 3, 2007 has not significantly changed since January 28, 2006. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.

The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of February 3, 2007, the Company did not have any outstanding borrowings on its line of credit and, given its strong liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes and auction rate securities, which are highly liquid variable rate municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2009 to 2042, the interest rates are reset, depending on the type of security, either daily, every 7 days or every 28 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of February 3, 2007, an increase or decrease of 100 basis points in interest rates would have had no impact on the fair value of the Company’s marketable securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Chico’s FAS, Inc.

We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at February 3, 2007 and January 28, 2006, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chico’s FAS, Inc.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, as of January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  ERNST & YOUNG LLP

Tampa, Florida,
April 2, 2007

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 3,	January 28,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$37,203	$3,035
Marketable securities, at market	238,336	401,445
Receivables	14,246	7,240
Income taxes receivable	—	5,013
Inventories	110,840	95,421
Prepaid expenses	15,774	13,497
Land held for sale	38,120	—
Deferred taxes	17,337	12,327

Total current assets	471,856	537,978
Property and Equipment:
Land and land improvements	14,640	44,893
Building and building improvements	56,782	35,573
Equipment, furniture and fixtures	268,122	187,970
Leasehold improvements	301,670	209,342

Total property and equipment	641,214	477,778
Less accumulated depreciation and amortization	(184,474)	(131,846)

Property and equipment, net	456,740	345,932
Goodwill	62,596	61,796
Other Intangible Assets	34,040	34,041
Deferred Taxes	11,837	—
Other Assets, Net	21,065	19,666

	$1,058,134	$999,413

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$55,696	$47,434
Accrued liabilities	87,367	74,586
Current portion of deferred liabilities	1,169	648

Total current liabilities	144,232	122,668
Noncurrent Liabilities:
Deferred liabilities	109,971	65,189
Deferred taxes	—	5,129

Total noncurrent liabilities	109,971	70,318
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.01 par value; 400,000 shares authorized and 175,749 and 181,726 shares issued and outstanding, respectively	1,757	1,817
Additional paid-in capital	229,934	202,878
Unearned compensation	—	(3,710)
Retained earnings	572,240	605,537
Accumulated other comprehensive loss	—	(95)

Total stockholders’ equity	803,931	806,427

	$1,058,134	$999,413

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Net sales by Chico’s/Soma stores	$1,210,474	$1,095,938	$889,429
Net sales by WH|BM stores	367,063	261,601	142,092
Net sales by catalog and Internet	53,523	36,151	26,831
Other net sales	15,422	10,885	8,530

Net sales	1,646,482	1,404,575	1,066,882
Cost of goods sold	679,416	547,532	411,908

Gross profit	967,066	857,043	654,974
General, administrative and store operating expenses	647,421	514,529	398,117
Depreciation and amortization	61,840	44,201	32,481
Impairment of goodwill	6,752	—	—

Income from operations	251,053	298,313	224,376
Interest income, net	10,626	8,236	2,327

Income before income taxes	261,679	306,549	226,703
Income tax provision	95,043	112,568	85,497

Net income	$166,636	$193,981	$141,206

PER SHARE DATA:
Net income per common share — basic	$0.94	$1.07	$0.79
Net income per common and common equivalent share — diluted	$0.93	$1.06	$0.78
Weighted average common shares outstanding — basic	177,273	180,465	178,256
Weighted average common and common equivalent shares outstanding — diluted	178,452	182,408	180,149

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Additional			Other
		Par	Paid-In	Unearned	Retained	Comprehensive
	Shares	Value	Capital	Compensation	Earnings	(Loss) Income	Total

BALANCE, January 31, 2004	175,074	$1,751	$97,710	—	$275,339	$35	$374,835
Net income	—	—	—	—	141,206	—	141,206
Unrealized loss on marketable securities, net	—	—	—	—	—	(165)	(165)

Comprehensive income							141,041
Issuance of common stock	4,162	42	22,645	—	—	—	22,687
Repurchase of common stock	(275)	(3)	—	—	(4,989)	—	(4,992)
Tax benefit of stock options exercised	—	—	27,297	—	—	—	27,297

BALANCE, January 29, 2005	178,961	1,790	147,652	—	411,556	(130)	560,868
Net income	—	—	—	—	193,981	—	193,981
Unrealized gain on marketable securities, net	—	—	—	—	—	35	35

Comprehensive income							194,016
Issuance of common stock	2,570	25	28,442	—	—	—	28,467
Issuance of restricted stock, net	195	2	5,323	(5,325)	—	—	—
Amortization of unearned compensation				1,615	—	—	1,615
Tax benefit of stock options exercised	—	—	21,461	—	—	—	21,461

BALANCE, January 28, 2006	181,726	1,817	202,878	(3,710)	605,537	(95)	806,427
Net income	—	—	—	—	166,636	—	166,636
Unrealized gain on marketable securities, net	—	—	—	—	—	95	95

Comprehensive income							166,731
Issuance of common stock	703	7	6,395	—	—	—	6,402
Repurchase of common stock	(6,680)	(67)	(148)	—	(199,933)	—	(200,148)
Stock-based compensation	—	—	21,241	—	—	—	21,241
Reversal of unearned compensation upon adoption of SFAS 123R	—	—	(3,710)	3,710	—	—	—
Tax benefit of stock options exercised	—	—	3,278	—	—	—	3,278

BALANCE, February 3, 2007	175,749	$1,757	$229,934	$—	$572,240	$—	$803,931

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$166,636	$193,981	$141,206

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization, cost of goods sold	7,564	4,651	3,605
Depreciation and amortization, other	61,840	44,201	32,481
Deferred tax benefit	(22,324)	(8,411)	(2,986)
Stock-based compensation expense, cost of goods sold	6,004	438	—
Stock-based compensation expense, general, administrative and store operating expenses	15,237	1,177	—
Excess tax benefit from stock-based compensation	(2,365)	—	—
Tax benefit of stock options exercised	—	21,461	27,297
Deferred rent expense, net	6,867	3,673	6,450
Goodwill impairment loss	6,752	—	—
Loss on disposal of property and equipment	826	753	311
(Increase) decrease in assets —
Receivables, net	(2,025)	(7,147)	1,069
Inventories	(14,696)	(22,198)	(18,280)
Prepaid expenses and other	(3,676)	(5,955)	(2,734)
Increase in liabilities —
Accounts payable	8,262	10,709	8,929
Accrued and other deferred liabilities	54,092	31,073	26,272

Total adjustments	122,358	74,425	82,414

Net cash provided by operating activities	288,994	268,406	223,620

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(162,690)	(357,237)	(404,211)
Proceeds from sale of marketable securities	325,894	207,026	257,299
Purchase of Fitigues assets	(7,527)	—	—
Acquisition of franchise store	(811)	—	(1,307)
Purchase of equity investment	—	(10,418)	—
Purchases of property and equipment	(218,311)	(147,635)	(93,065)

Net cash used in investing activities	(63,445)	(308,264)	(241,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,402	28,467	22,684
Excess tax benefit from stock-based compensation	2,365	—	—
Repurchase of common stock	(200,148)	—	(4,992)
Payments on capital leases	—	—	(1,278)

Net cash (used in) provided by financing activities	(191,381)	28,467	16,414

Net increase (decrease) in cash and cash equivalents	34,168	(11,391)	(1,250)
CASH AND CASH EQUIVALENTS, Beginning of period	3,035	14,426	15,676

CASH AND CASH EQUIVALENTS, End of period	$37,203	$3,035	$14,426

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$107	$360	$107
Cash paid for income taxes, net	$105,646	$106,091	$56,489
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 3, 2007
(In thousands, except share and per share amounts and where otherwise indicated)

1.	Business Organization and Significant Accounting Policies:

Business Organization

The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (the Company). The Company operates as a specialty retailer of private branded casual clothing, intimates and related accessories. The Company currently sells its products through traditional retail stores, catalog, and via the Internet at www.chicos.com, www.whitehouseblackmarket.com, and www.soma.com. As of February 3, 2007, the Company’s retail store system consisted of 920 stores (910 stores if the Fitigues stores scheduled for closing are excluded) located throughout the United States, the U.S. Virgin Islands and Puerto Rico, 907 of which were owned and operated by the Company, and 13 of which were owned and operated by franchisees (all 13 of which were reacquired by the Company in the first quarter of fiscal 2007-see Note 12).

Fiscal Year

The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended February 3, 2007 (fiscal 2006), January 28, 2006 (fiscal 2005) and January 29, 2005 (fiscal 2004). Fiscal 2006 contained 53 weeks while fiscal 2004 and 2003 each contained 52 weeks.

Franchise Operations

A summary of the changes in the number of the Company’s franchise stores as compared to total Company-owned stores as of the end of fiscal 2006 and 2005 is as follows:

	Fiscal	Fiscal
	2006	2005

Franchise stores opened	—	2
Franchise stores reacquired	1	—
Franchise stores in operation at fiscal year-end	13	14
Company-owned stores at fiscal year-end	907	749

All 13 franchise stores in operation at fiscal year-end were reacquired by the Company in the first quarter of fiscal 2007. See Note 12.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company’s brands, Chico’s, WH|BM, Soma and Fitigues, have been aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the Company’s brands.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates. Significant estimates and assumptions made by management primarily impact the following key financial areas:

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

Reclassifications

Reclassifications of certain prior year balances were made in order to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents includes cash on hand and in banks and short-term highly liquid investments with original maturities of three months or less.

Marketable Securities

Marketable securities generally represent variable rate demand notes and auction rate securities, which are highly liquid, variable rate municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2009 to 2042, the interest rates are reset, depending on the type of security, either daily, every 7 days or every 28 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable securities are classified as available-for-sale and are carried at market value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.

Inventories

The Company’s uses the weighted average cost method to determine the cost of merchandise inventories. Purchasing, merchandising, distribution and product development costs are expensed as incurred, and are included in the accompanying consolidated statements of income as a component of cost of goods sold.

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

Estimated Useful Lives

Land and land improvements	35 years
Building and building improvements	20 - 35 years
Equipment, furniture and fixtures	2 - 10 years
Leasehold improvements	5 - 10 years or term of lease, if shorter

Maintenance and repairs of property and equipment are expensed as incurred, and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation or amortization are eliminated from the accounts, and any gain or loss is charged to operations.

Land Held for Sale

During fiscal 2006, the Company reclassified a parcel of land located in south Fort Myers, Florida with a book value of $38.1 million from a long-term asset to a current asset held for sale. The Company anticipates that the land will be sold within the next 12 months, and the Company does not expect that any such sale will have any material impact on its statements of operations or overall financial position.

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of SFAS 142, the Company is not amortizing the goodwill. Impairment testing for goodwill is done at a reporting unit level. Under SFAS 142, reporting units are defined as an operating segment or one level below an operating segment, called a component. Using these criteria, the Company identified its reporting units and further concluded that the goodwill related to the WH|BM acquisition should be assigned to the WH|BM reporting unit. The Company was then required to determine the fair value of the WH|BM reporting unit and compare it to its carrying value. To accomplish this, the Company determined the carrying value of the WH|BM reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible asset to it. In the fourth quarter of fiscal 2006, the fourth quarter of fiscal 2005 and the fourth quarter of fiscal 2004, the Company performed the test as described above, in connection with its annual impairment test required under SFAS 142 and the implied fair value of the WH|BM reporting unit exceeded its respective carrying amount. Therefore, the Company was not required to recognize an impairment loss in any of the years.

As of February 3, 2007 and January 28, 2006, the value of the trademark intangible asset related to the WH|BM acquisition was $34 million. The value of the trademark intangible asset was determined using a discounted cash flow method, based on the estimated future benefit to be received from the trademark. The Company is not amortizing the trademark intangible asset, as the trademark has an indefinite useful life. In the fourth quarter of fiscal 2006, the Company performed an analysis to compare the implied fair value of the trademark asset, using a discounted cash flow method, to its carrying value and concluded that the trademark asset was not impaired.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of and changes in the Company’s goodwill consist of the following:

Goodwill related to acquisition of The White House, Inc. in fiscal 2003	$60,370
Goodwill related to acquisition of most of the assets of Fitigues in fiscal 2006	6,752
Goodwill related to acquisition of franchise store in fiscal 2004	1,426
Goodwill related to acquisition of franchise store in fiscal 2006	800
Impairment loss related to the planned closure of Fitigues in fiscal 2007 (see Note 2)	(6,752)

Total	$62,596

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

Long Term Investment

As of February 3, 2007 and January 28, 2006, the Company has an equity investment in a privately held company for business and strategic purposes of approximately $10.4 million. This investment is included in other assets on the consolidated balance sheet and is accounted for under the cost method, as the Company does not have significant influence over the investee. The Company monitors the investment for impairment and will make appropriate reductions in the carrying value if the Company determines that an impairment charge is required based on the financial condition and near-term prospects of the company. The Company routinely assesses its compliance with accounting guidance, including the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51” (FIN 46R) and any impairment issues. Under FIN 46R, the Company must consolidate a variable interest entity if the Company has a variable interest (or combination of variable interests) in the entity that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both. Currently, the Company’s equity investment is not subject to consolidation under FIN 46R as the Company does not have significant influence over the investee and the Company does not absorb a majority of the entity’s losses, nor does it have a majority of the returns.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate current fair value.

Revenue Recognition

Retail sales by Company stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and Company issued coupons. Retail

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sales by catalog and Internet are recorded when shipments are made to catalog and Internet customers and are net of estimated customer returns. Net sales to franchisees are recorded when merchandise is shipped to franchisees and are net of estimated returns. Under the Company’s current program, gift certificate and gift card sales do not have expiration dates. The Company accounts for gift certificates and gift cards by recognizing a liability at the time a gift certificate or gift card is sold. The liability is relieved and revenue is recognized for gift certificates and gift cards upon redemption. In addition, the Company recognizes revenue on unredeemed gift certificates and gift cards when it can determine that the likelihood of the gift certificate or gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificates or gift cards to relevant jurisdictions (commonly referred to as gift card breakage). The Company recognizes gift card breakage under the redemptive recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on the Company’s historical gift card breakage rate. The Company determines the gift card breakage rate based on its historical redemption patterns. Once the breakage rate is determined, it is recognized over a 60-month period based on historical redemption patterns of gift certificates and gift cards.

Vendor Allowances

From time to time, the Company receives allowances and/or credits from certain of its vendors. The aggregate amount of such allowances and credits is immaterial to the Company’s results of operations.

Shipping and Handling Costs

Shipping and handling costs to either transport goods between stores or directly to customers, net of amounts paid to the Company by customers to cover these costs, which amounted to $8.4 million, $6.3 million, and $4.8 million in fiscal 2006, 2005 and 2004, respectively, do not represent a significant portion of the Company’s operations and are included in general, administrative and store operating expenses. Amounts paid by customers to cover shipping and handling costs are considered insignificant.

Store Pre-opening Costs

Operating costs (including store set-up, rent and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included in general, administrative and store operating expenses in the accompanying consolidated statements of income.

Advertising Costs

Costs associated with advertising are charged to expense as incurred except for catalogs, which are amortized over the life of the catalog (typically less than six weeks). For fiscal 2006, 2005 and 2004, advertising costs of approximately $67.6 million, $53.0 million, and $40.0 million, respectively, are included in general, administrative and store operating expenses.

Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during fiscal 2006 included: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior periods have not been restated. In addition, upon adoption, the Company calculated its pool of income tax benefits that were previously recorded in additional paid-in capital and

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are available to absorb future income tax benefit deficiencies that can result from the exercise of stock options or vesting of restricted stock awards. The Company has elected to calculate this pool under the alternative transition method provided for in FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” See Note 9 for a further discussion on stock-based compensation.

Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123 and complied with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”). The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all stock-based employee compensation for fiscal 2005 and fiscal 2004:

	Fiscal	Fiscal
	2005	2004

Net income, as reported	$193,981	$141,206
Add: Stock-based compensation expense included in reported net income, net of taxes	1,017	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	13,031	9,340

Net income, pro forma	$181,967	$131,866

Net income per common share:
Basic - as reported	$1.07	$0.79
Basic - pro forma	$1.01	$0.74
Diluted - as reported	$1.06	$0.78
Diluted - pro forma	$1.00	$0.73

Common Stock Splits

During fiscal 2004, the Company declared a two-for-one stock split (the “Stock Split”) of the Company’s common stock payable in the form of a stock dividend on February 22, 2005, to shareholders of record as of the close of business on February 4, 2005. Stockholders’ equity was restated as of the beginning of the earliest period presented to give retroactive recognition to the Stock Split by reclassifying the par value of the additional shares arising from the split from additional paid-in capital to common stock. All historical weighted average share and per share amounts and all references to the number of common shares elsewhere in the consolidated financial statements and notes thereto have been restated to reflect this Stock Split. Par value remained unchanged at $0.01.

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income as restated for the Stock Split:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004

Weighted average common shares outstanding — basic	177,273,138	180,464,882	178,256,214
Dilutive effect of stock options and unvested restricted stock outstanding	1,178,745	1,943,012	1,893,010

Weighted average common and common equivalent shares outstanding — diluted	178,451,883	182,407,894	180,149,224

The following options were outstanding as of the end of the fiscal years but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average market price of the common shares:

	Fiscal	Fiscal	Fiscal
	2006	2005	2004

Number of options	851,945	229,680	215,800
Exercise price	$28.47 - $47.32	$35.76 - $45.80	$21.65 - $25.85
Expiration date	February 21, 2015 - February 27, 2016	July 18, 2015 - January 16, 2016	March 3, 2014 - January 17, 2015

Newly Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (the “FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties, accounting in interim periods and disclosure related to uncertain income tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of adopting FIN 48; however, the Company does not expect the adoption of FIN 48 to have a material effect on its financial position, results of operations or cash flows.

In June 2006, the FASB’s Emerging Issues Task Force (“EITF”) ratified Issue No. 06-3 (“EITF 06-3”), “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation).” Taxes within the scope of EITF Issue No. 06-3 include any taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales taxes, use taxes, value-added taxes, and some excise taxes. The EITF concluded that the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. For any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements. The Company’s policy is and has been, to exclude all such taxes from revenue. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. As the Company does not intend to modify its current accounting policy of recording sales tax collected on a net basis, the adoption of EITF 06-3 will have no material impact on the Company’s consolidated financial statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Disposition of Fitigues:

In early fiscal 2006, the Company acquired most of the assets of Fitigues consisting primarily of 12 retail stores. The excess of the purchase price over the fair value of identifiable tangible and intangible assets and liabilities assumed totaling approximately $6.8 million was allocated to goodwill. During the fourth quarter of fiscal 2006, the Company completed its evaluation of the Fitigues brand and decided it would close down operations of the Fitigues brand. In connection with this conclusion, in the fourth quarter of fiscal 2006, the Company recorded an aggregate $8.6 million impairment charge. The charge consists of a loss on impairment of goodwill totaling $6.8 million, accelerated depreciation totaling approximately $1.2 million, and other impairment charges, mainly for inventory, totaling approximately $0.6 million. The loss on goodwill impairment is included as a separate line item in the accompanying consolidated statements of income. It is expected that the closure of the remaining Fitigues stores and the shut down of its website will be completed by the end of the second quarter of 2007.

3.	Marketable Securities:

The following tables summarize the Company’s investments in marketable securities at February 3, 2007 and January 28, 2006:

February 3, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Total marketable securities	$238,336	$—	$—	$238,336

January 28, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Total marketable securities	$401,540	$—	$(95)	$401,445

There were no marketable securities in an unrealized loss position at February 3, 2007. The following table shows the gross unrealized losses and fair value of the Company’s marketable securities with unrealized losses that are not deemed to be other-than-temporarily impaired aggregated by the length of time that individual securities have been in a continuous unrealized loss position, at January 28, 2006:

January 28, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss

Total marketable securities	$84,976	$(95)	$—	$—	$84,976	$(95)

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Receivable:

Accounts receivable consisted of the following:

	February 3,	January 28,
	2007	2006

Tenant improvement advances	$9,567	$3,238
Franchisees	2,185	2,255
Other	2,559	2,166

Total accounts receivable	14,311	7,659
Less allowance for sales returns from franchisees	(65)	(419)

	$14,246	$7,240

5.	Accrued Liabilities:

Accrued liabilities consisted of the following:

	February 3,	January 28,
	2007	2006

Allowance for estimated customer returns, gift certificates and store credits outstanding	$40,930	$37,190
Accrued payroll, bonuses and severance costs	15,000	22,174
Allowance for construction in progress	9,349	2,526
Other	22,088	12,696

	$87,367	$74,586

6.	Income Taxes:

The Company’s income tax provision consisted of the following:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Current:
Federal	$103,469	$106,624	$77,987
State	13,898	14,355	10,496
Deferred:
Federal	(21,319)	(8,032)	(2,526)
State	(1,005)	(379)	(460)

Total income tax provision	$95,043	$112,568	$85,497

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.8	2.7	2.8
Other items, net	(1.5)	(1.0)	(0.1)

Total	36.3%	36.7%	37.7%

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of February 3, 2007, and January 28, 2006:

	February 3,	January 28,
	2007	2006

Current deferred tax assets:
Accrued liabilities and allowances	$14,009	$9,638
Inventories	3,328	2,689

	$17,337	$12,327

Noncurrent deferred tax assets:
Deferred rent	$4,244	$7,712
Accrued straight-line rent	8,961	6,357
Deferred compensation	12,030	4,333

	$25,235	$18,402

Noncurrent deferred tax liabilities:
Depreciation	(2,648)	(10,432)
Other intangible assets	(10,750)	(13,099)

	$(13,398)	$(23,531)

Deferred tax assets at February 3, 2007 and January 28, 2006 totaled $42.6 million and $30.7 million, respectively. Deferred tax liabilities at February 3, 2007 and January 28, 2006 totaled $13.4 million and $23.5 million, respectively.

7.	Deferred Liabilities:

Deferred liabilities consisted of the following:

	February 3,	January 28,
	2007	2006

Deferred rent	$23,707	$16,840
Deferred compensation	11,728	9,864
Deferred lease credits	75,705	39,133

Total deferred liabilities	111,140	65,837
Less current portion	(1,169)	(648)

	$109,971	$65,189

The Company has an unsecured revolving credit facility (the Credit Facility) with Bank of America, N.A., consisting of a total available commitment of $45 million, composed of a line of credit of $5 million (the Line) and a $40 million letter of credit sublimit. All borrowings under the Credit Facility bear interest at the LIBOR rate, plus an additional amount ranging from 0.80 percent to 2.90 percent adjusted quarterly based on the Company’s performance per annum (a combined 6.1 percent at February 3, 2007). The Company is also required to pay, quarterly in arrears, a commitment fee of 0.10 percent per annum on the average daily unused portion of the Line. There are no compensating balance requirements associated with the Credit Facility. No borrowings are outstanding as of February 3, 2007 and January 28, 2006.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility contains certain restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. In addition, the Company must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage and current ratio requirements. The Company was in compliance with all covenants at February 3, 2007. The Credit Facility provides for automatic renewal for successive one-year periods beginning after June 2006, but automatically renewed through June 1, 2007 and is set up to continue to automatically renew for additional one-year periods through June 2010, subject to the right of either party to terminate on each renewal date upon giving proper notice.

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

The Company leases retail store space, office space and various office equipment under operating leases expiring in various years through the fiscal year ending 2019. Certain of the leases provide that the Company may cancel the lease if the Company’s retail sales at that location fall below an established level, and certain leases provide for additional rent payments to be made when sales exceed a base amount. Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Minimum future rental payments under noncancellable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of February 3, 2007, are approximately as follows:

Fiscal Year Ending:
February 2, 2008	$97,671
January 31, 2009	97,698
January 30, 2010	92,007
January 29, 2011	83,314
January 28, 2012	73,192
Thereafter	224,190

Total minimum lease payments	$668,072

A majority of the Company’s new store operating leases contain cancellation clauses that allow the leases to be terminated at the Company’s discretion, if certain minimum sales levels are not met within the first few years of the lease term. The Company has not historically exercised many of these cancellation clauses and, therefore, has included commitments for the full lease terms of such leases in the above table. For fiscal 2006, 2005 and 2004, total rent expense under the Company’s operating leases was approximately $114.2 million, $91.9 million, and $77.7 million, respectively, including common area maintenance charges of approximately $15.1 million, $11.4 million, and $9.5 million, respectively, other rental charges of approximately $14.1 million, $10.9 million, and $8.4 million, respectively, and contingent rental expense of approximately $10.5 million, $11.9 million, and $8.4 million, respectively, based on sales.

At February 3, 2007, the Company has approximately $0.9 million in commercial and standby letters of credit outstanding (see Note 7), which arose in the normal course of business.

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

General

At February 3, 2007, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans during fiscal 2006, reflecting the impact of the implementation of the modified prospective transition method in accordance with SFAS 123R, was $21.2 million. The total compensation expense related to stock-based awards granted under these plans during fiscal 2005, reflecting compensation expense recognized in accordance with APB 25, was $1.6 million. Effective January 29, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest and on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for fiscal 2006 based on its historical experience during the preceding four fiscal years.

As a result of adopting SFAS 123R, the impact to the consolidated statements of income for fiscal 2006 on income before income taxes and net income was a reduction of $17.4 million and $11.2 million, respectively, from what would have been presented if the Company had continued to account for stock option awards under APB 25. The impact of adopting SFAS 123R on basic and diluted earnings per share for fiscal 2006 was a reduction of $0.06 per share.

In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits attributable to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $2.4 million of excess tax benefits as financing cash flows for fiscal 2006. The total income tax benefit recognized in the consolidated statement of operations for share-based awards during fiscal 2006 (in accordance with the provisions of SFAS 123R) was $7.6 million. During fiscal 2005, the total income tax benefit recognized in the consolidated statement of operations for share-based awards (in accordance with the provisions of APB 25) was $0.6 million.

Beginning in the first quarter of fiscal 2005, certain of the Company’s officers and non-officers, its two non-officer inside directors, and each of its independent directors were granted restricted stock awards, pursuant to restricted stock agreements. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The Company holds the certificates for such shares in safekeeping during the vesting period, and the grantee cannot transfer the shares before the respective shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. Restricted stock awarded to officers and non-officer employees in fiscal 2005 vests 100% at the end of

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three years from the date of grant. In early fiscal 2006, the Company decided to change the vesting for future restricted stock awards awarded to officers and non-officer employees such that substantially all restricted stock vests pro-rata over a period of three years from the date of grant. The restricted stock awarded to non-officer directors in both fiscal 2005 and 2006 vests pro-rata over a period of three years from the date of grant. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

Stock Option Plans

1993 Stock Option Plan

During fiscal year 1993, the Board approved a stock option plan, as amended in fiscal 1999 (the 1993 Plan) for eligible employees of the Company. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of grant or, in the case of an employee owning more than 10 percent of the outstanding stock of the Company and to the extent incentive stock options, as opposed to nonqualified stock options, are issued, the price is not less than 110 percent of such fair market value. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by an employee in any calendar year may not exceed $100,000. Options granted under the terms of the 1993 Plan generally vest evenly over three years and have a 10-year term. As of February 3, 2007, approximately 461,000 nonqualified options remain outstanding under the 1993 Plan.

Independent Directors’ Plan

In October 1998, the Board approved a stock option plan (the Independent Directors’ Plan) for eligible independent directors of the Company. Options granted under the terms of the Independent Directors’ Plan vest after six months and have a 10-year term. From the date of the adoption of the Independent Directors’ Plan and until the 2002 Omnibus Stock and Incentive Plan was adopted, 507,500 options were granted under the Independent Directors’ Plan. As of February 3, 2007, approximately 120,000 options under the Independent Directors’ Plan remain outstanding.

Omnibus Stock and Incentive Plan

In April 2002, the Board approved the Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan (the Omnibus Plan), which initially reserved 9,710,280 shares of common stock for future issuance. The Omnibus Plan provides for awards of nonqualified stock options, incentive stock options, restricted stock awards and restricted stock units to employees and directors, including certain automatic option grants to outside directors. The Omnibus Plan was amended in fiscal 2006 to change the vesting schedule for these automatic outside director option grants.

Once the Omnibus Plan was approved by the Company’s stockholders, no new grants could be made under the Company’s existing 1993 Plan or Independent Directors’ Plan, and such existing plans remain in effect only for purposes of administering options that were outstanding thereunder on the date the Omnibus Plan was approved by the Company’s stockholders.

Under the Omnibus Plan, the per share exercise price of each stock option cannot be less than the fair market value of the stock on the date of grant or, in the case of an employee owning more than 10 percent of the outstanding stock of the Company and to the extent incentive stock options, as opposed to nonqualified stock options, are issued, the price cannot be less than 110 percent of such fair market value. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by an employee in any calendar year may not exceed $100,000. Options granted under the terms of the Omnibus Plan generally vest evenly over three years and have a 10-year term. In accordance with the terms of the Omnibus Plan, shares of common stock that are

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represented by options granted under the Company’s previously existing plans which are forfeited, expire or are cancelled without delivery of shares of common stock are added to the amounts reserved for issuance under the Omnibus Plan. As of February 3, 2007, approximately 4,520,000 nonqualified stock options are outstanding under the Omnibus Plan.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan (the “ESPP”) under which substantially all full-time employees are given the right to purchase up to 400 shares of the Company’s common stock during each of the two specified offering periods each fiscal year, for a total of up to 800 shares in any given fiscal year, at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2006, 2005 and 2004, approximately 92,000, 92,000, and 112,000 shares, respectively, were purchased under the ESPP. Prior to January 29, 2006, the Company recognized no compensation expense for the issuance of shares under the ESPP. As of January 29, 2006 and in accordance with the provisions of SFAS 123R, the Company recognizes compensation expense based on the 15% discount at purchase. For fiscal 2006, ESPP compensation expense was $0.3 million.

Methodology Assumptions

As part of its SFAS 123R adoption, the Company examined its historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain employee populations. From this analysis, the Company identified two populations. The Company uses the Black-Scholes option-pricing model to value the Company’s stock options for each of the populations. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are subject to pro-rata vesting generally over 3 years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience for each of the populations under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding for each of the two identified populations. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting over three years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of the Company’s stock options for fiscal 2006, 2005 and 2004 were as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004

Weighted average fair value of grants	$15.12	$14.22	$10.21
Expected volatility	46%	57%	60%
Exercise term (years)	4.5 years	4.6 years	5.0 years
Risk-free interest rate	4.6%	3.9%	3.3%
Expected dividend yield	N/A	N/A	N/A

Aggregate Stock Option Activity

As of February 3, 2007, 5,101,065 nonqualified options are outstanding at a weighted average exercise price of $21.08 per share, and 2,183,963 remain available for future grants of either stock options, restricted stock or restricted stock units, subject to certain sublimits applicable to restricted stock. Of the options outstanding, 3,561,965 options are exercisable as of February 3, 2007.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for fiscal 2006 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)

Outstanding, beginning of period	4,843,492	$18.43
Granted	889,662	34.04
Exercised	(363,145)	13.02
Canceled or expired	(268,944)	27.08

Outstanding, end of period	5,101,065	21.08	7.18 years	$23,795

Vested and expected to vest at February 3, 2007	4,911,975	20.71	7.20 years	$23,713
Exercisable at February 3, 2007	3,561,965	17.75	6.57 years	$22,861

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess if any, of the Company’s closing stock price on the last trading day of fiscal 2006 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 3, 2007. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during fiscal 2006 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $9.6 million.

As of February 3, 2007, there was $17.9 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.7 years.

Cash received from option exercises and purchases under the ESPP for fiscal 2006 was an aggregate of $6.4 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $3.6 million for fiscal 2006.

Restricted stock awards as of February 3, 2007 and changes during fiscal 2006 were as follows:

	Fiscal 2006
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested, beginning of period	194,798	$27.33
Granted	287,175	35.26
Vested	(65,147)	37.71
Canceled	(39,237)	34.38

Nonvested, end of period	377,589	$30.84

Total fair value of shares of restricted stock that vested during fiscal 2006 was $2.5 million. As of February 3, 2007, there was $8.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.8 years.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal 2006, stock-based compensation expense was allocated as follows (in thousands):

Fiscal 2006

Cost of goods sold	$6,004
General, administrative and store operating expenses	15,237

Stock based compensation expense before income taxes	$21,241
Income tax benefit	7,604

Total stock-based compensation expense after income taxes	$13,637

Stock Repurchase Programs

In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During fiscal 2006, the Company repurchased and retired 3,081,104 shares of its common stock in connection with this stock repurchase program, which represented the entire $100 million initial stock repurchase program authorized by the Company’s Board.

In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over the next following twelve months ending in May 2007. During fiscal 2006, the Company repurchased and retired 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million program authorized by the Company’s Board. In addition, in the fourth quarter of fiscal 2006, the Company repurchased an additional 7,090 shares of restricted stock in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

In September 2004, the Board approved the repurchase, over a twelve-month period ending in September 2005, of up to $100 million of the Company’s outstanding common stock (the “Program”). Pursuant to the Program, purchases of shares of the Company’s common stock were to be made from time to time on the open market, through block trades or otherwise, and/or in privately negotiated transactions depending upon prevailing market conditions. The Company repurchased and retired 275,000 shares of its common stock during fiscal 2004 in connection with the Program, at a total cost of approximately $5.0 million.

10.	Retirement Plans:

The Company has a 401(k) defined contribution employee benefit plan (the Plan) covering substantially all employees. Employees’ rights to Company-contributed benefits vest fully upon completing five years of service, with incremental vesting in service years two through five, as specified in the Plan. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. The Company has elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2006, 2005 and 2004, the Company’s costs under the Plan were approximately $2.1 million, $1.8 million, and $1.5 million, respectively.

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

11.	Quarterly Results of Operations (Unaudited):

					Net Income
				Net Income	Per Common and
			Net	Per Common	Common Equivalent
	Net Sales	Gross Profit	Income	Share — Basic	Share — Diluted

Fiscal year ended February 3, 2007:
First quarter	$391,981	$241,391	$52,465	$0.29	$0.29
Second quarter	404,653	243,918	53,843	0.30	0.30
Third quarter	403,563	240,737	42,147	0.24	0.24
Fourth quarter	446,286	241,021	18,181	0.10	0.10
Fiscal year ended January 28, 2006:
First quarter	$327,255	$202,057	$47,200	$0.26	$0.26
Second quarter	342,925	206,496	49,111	0.27	0.27
Third quarter	358,665	225,357	53,210	0.29	0.29
Fourth quarter	375,730	223,133	44,460	0.25	0.24

12.	Subsequent Events:

On January 11, 2007, the Company entered into an asset purchase agreement with Intraco, Inc. (“Intraco”), the Company’s Minnesota franchisee, pursuant to which the Company acquired the franchise rights for the state of Minnesota and purchased a substantial portion of the assets of Intraco. Intraco, which held territorial franchise rights to the entire state of Minnesota for the Chico’s brand, operated twelve Chico’s brand store locations in Minnesota at that time. The acquisition includes all existing locations together with the reacquisition of the territorial franchise rights to the state of Minnesota. The Company consummated this transaction on February 4, 2007.

On March 2, 2007, the Company entered into an agreement to acquire a franchise store from its franchisee in Florida. The Company consummated this transaction on March 4, 2007. With this acquisition, the Company has no franchise stores remaining and does not intend to pursue, at this time, any franchises or to enter into any additional franchise territory development agreements for its Chico’s, WHBM or Soma brands.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of February 3, 2007.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which appears below.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders
Chico’s FAS, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Chico’s FAS, Inc. maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chico’s FAS, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Chico’s FAS, Inc. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Chico’s FAS, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2007 of Chico’s FAS, Inc. and subsidiaries and our report dated April 2, 2007 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Tampa, Florida
April 2, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about directors and nominees for director, procedures by which security holders may recommend director nominees, code of ethics, audit committee, audit committee membership and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance in the Company’s 2007 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A. of Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in the Company’s 2007 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Company’s 2007 Annual Meeting proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information concerning the Company’s equity compensation plans as of the end of the fiscal year ended February 3, 2007:

Number of Securities
Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued Upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights ($)	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	5,101,065	$21.08	2,183,963
Equity compensation plans not approved by security holders	—	—	—

Total	5,101,065	$21.08	2,183,963

(1)	Includes shares authorized for issuance under the Company’s 1993 Stock Option Plan, Independent Directors Plan, and 2002 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Company’s 2007 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is included in the Company’s 2007 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1)	The following financial statements are contained in Item 8:

(2)	The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

3	.1*	Articles of Restatement Articles of Incorporation, effective as of June 21, 2005 (Filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on June 24, 2005)
3	.2*	Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K, as filed with the Commission on May 2, 2006)
4	.1*	Articles of Restatement of the Articles of Incorporation, effective as of June 21, 2005 (Filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on June 24, 2005)
4	.2*	Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K, as filed with the Commission on May 2, 2006)
4	.3*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)
10	.1*	Letter Agreement regarding employment of Marvin J. Gralnick dated March 1, 2004 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10	.2*	Letter Agreement regarding employment of Helene B. Gralnick dated March 1, 2004 (Filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10	.3*	Employment Agreement for Charles J. Kleman (Filed as Exhibit 10.6.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
10	.4*	Amendment No. 1 to Employment Agreement between the Company and Charles J. Kleman, effective as of August 21, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10	.5*	Employment Agreement between the Company and Scott A. Edmonds, effective as of September 3, 2003 (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10	.6*	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of June 22, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)

10	.7*	Employment Agreement for Mori C. MacKenzie (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)
10	.8*	Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10	.9*	Employment Agreement between the Company and James P. Frain, effective as of May 1, 2004 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
10	.10*	Employment, Transition, Resignation and Release Agreement between the Company and James P. Frain, dated August 1, 2005 (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on August 2, 2005)
10	.11*	Employment, Transition, Resignation and Release Agreement between the Company and James P. Frain, dated March 10, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on March 15, 2006)
10	.12*	Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10	.13*	Amendment No. 1 to Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended February 3, 2001, as filed with the Commission on April 30, 2001)
10	.14*	Employment Agreement between the Company and Patricia Murphy Kerstein, effective as of April 3, 2006 (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 28, 2006, as filed with the Commission on April 7, 2006)
10	.15*	Employment Agreement between the Company and Patricia Darrow-Smith, effective as of September 5, 2003 (Filed as Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on September 5, 2003)
10	.16*	Employment Agreement between the Company and Charles L. Nesbit, Jr., effective as of August 4, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q as filed with the Commission on May 26, 2005)
10	.17*	Employment letter agreement between the Company and Michael J. Leedy, with employment commencing on April 3, 2006 (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended January 28, 2006, as filed with the Commission on April 7, 2006)
10	.18*	Employment letter agreement between the Company and Michele M. Cloutier, with employment commencing on September 12, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on September 13, 2006)
10	.19*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10	.20*	First Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10	.21*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.22*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.23*	First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)
10	.24*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.25*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.26*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10	.27*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.4 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.28*	Chico’s FAS, Inc. Amended and Restated 2002 Employee Stock Purchase Plan (Filed as Exhibit 10.29 to the Company’s Form 10-K, as filed with the Commission on April 9, 2004)
10	.29*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.30*	First Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 5, 2006)
10	.31*	Indemnification Agreement with Charles J. Kleman (Filed as Exhibit 10.9.5 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10	.32*	Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)
10	.33*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)
10	.34*	Indemnification Agreements with Betsy S. Atkins, John W. Burden, III, Verna K. Gibson, Helene B. Gralnick, Marvin J. Gralnick, Michael J. Kincaid, Stewart P. Mitchell, Ross E. Roeder and Michael Weiss (Filed as Exhibits 10.1-10.9 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)
10	.35*	Indemnification Agreements with Charles L. Nesbit, Jr. and A. Alexander Rhodes (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on May 2, 2006)
10	.36*	Second Restated Revolving Credit Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of June 23, 2005 (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 5, 2005)
10	.37*	First Amendment to Second Restated Revolving Credit Loan Agreement, effective as of May 15, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 17, 2006)
10	.38*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10	.39*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10	.40*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.41*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.42*	Stock Purchase Agreement dated as of July 30, 2003 among Chico’s FAS, Inc., The White House, Inc., the stockholders of The White House, Inc. and the Sellers’ Representative (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 2, 2003, as filed with the Commission on August 27, 2003)
21		Subsidiaries of the Registrant
23.1		Consent of Ernst & Young LLP
31.1		Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
31.2		Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chico’s Fas, Inc.

By:	/s/ Scott A. Edmonds
Scott A. Edmonds,
President and Chief Executive Officer, Director

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Edmonds Scott A. Edmonds	President and Chief Executive Officer, Director (Principal Executive Officer)	April 2, 2007

/s/ Charles J. Kleman Charles J. Kleman	Executive Vice President-Finance, Chief Financial Officer, Director (Principal Financial Officer)	April 2, 2007

/s/ Michael J. Kincaid Michael J. Kincaid	Senior Vice President-Finance, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	April 2, 2007

/s/ Michael A. Weiss Michael A. Weiss	Chairman of the Board, Director	April 2, 2007

/s/ Verna K. Gibson Verna K. Gibson	Director	April 2, 2007

/s/ John W. Burden, III John W. Burden, III	Director	April 2, 2007

/s/ Ross E. Roeder Ross E. Roeder	Director	April 2, 2007

/s/ Betsy S. Atkins Betsy S. Atkins	Director	April 2, 2007

/s/ David F. Walker David F. Walker	Director	April 2, 2007

/s/ David F. Dyer David F. Dyer	Director	April 2, 2007