Form 10-Q
period 2007-05-05
CHICOS FAS INC
filed 2007-05-30
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
May 5, 2007	0-21258

Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At May 25, 2007, there were 175,999,763 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	May 5,	February 3,
	2007	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$23,334	$37,203
Marketable securities, at market	250,560	238,336
Receivables	10,613	14,246
Inventories	141,473	110,840
Prepaid expenses	16,900	15,774
Land held for sale	38,130	38,120
Deferred taxes	19,084	17,337

Total Current Assets	500,094	471,856

Property and Equipment:
Land and land improvements	14,688	14,640
Building and building improvements	57,635	56,782
Equipment, furniture and fixtures	289,078	268,122
Leasehold improvements	327,886	301,670

Total Property and Equipment	689,287	641,214
Less accumulated depreciation and amortization	(201,161)	(184,474)

Property and Equipment, Net	488,126	456,740

Other Assets:
Goodwill	96,774	62,596
Other intangible assets	38,948	34,040
Deferred taxes	13,173	11,837
Other assets, net	21,413	21,065

Total Other Assets	170,308	129,538

	$1,158,528	$1,058,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$73,561	$55,696
Accrued liabilities	112,583	87,367
Current portion of deferred liabilities	1,179	1,169

Total Current Liabilities	187,323	144,232

Noncurrent Liabilities:
Deferred liabilities	113,611	109,971

Total Noncurrent Liabilities	113,611	109,971

Stockholders’ Equity:
Common stock	1,757	1,757
Additional paid-in capital	236,432	229,934
Retained earnings	619,398	572,240
Accumulated other comprehensive income	7	—

Total Stockholders’ Equity	857,594	803,931

	$1,158,528	$1,058,134

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 5, 2007		April 29, 2006
	Amount	% of Sales	Amount	% of Sales
Net sales by Chico’s/Soma stores	$333,052	73.5	$296,560	75.9
Net sales by White House | Black Market stores	103,467	22.9	79,419	20.3
Net sales by catalog & Internet	16,454	3.6	12,161	3.1
Other net sales	115	0.0	2,523	0.7

Net sales	453,088	100.0	390,663	100.0

Cost of goods sold	173,323	38.3	149,557	38.3

Gross profit	279,765	61.7	241,106	61.7

Selling, general and administrative expenses:
Store operating expenses	154,693	34.1	111,688	28.6
Marketing	18,119	4.0	18,864	4.8
Shared services	32,291	7.1	30,148	7.7

Total selling, general and administrative expenses	205,103	45.2	160,700	41.1

Income from operations	74,662	16.5	80,406	20.6
Interest income, net	2,245	0.5	3,130	0.8

Income before taxes	76,907	17.0	83,536	21.4
Income tax provision	27,764	6.2	30,575	7.8

Income from continuing operations	49,143	10.8	52,961	13.6
Loss on discontinued operations, net of tax	1,985	0.4	496	0.2

Net income	47,158	10.4	52,465	13.4

Per share data:
Income from continuing operations per common share–basic	$0.28		$0.29
Loss on discontinued operations per common share–basic	(0.01)		(0.00)

Net income per common and common equivalent share–basic	$0.27		$0.29

Income from continuing operations per common share–diluted	$0.28		$0.29
Loss on discontinued operations per common share–diluted	(0.01)		(0.00)

Net income per common and common equivalent share–diluted	$0.27		$0.29

Weighted average common shares outstanding–basic	175,421		181,490

Weighted average common and common equivalent shares outstanding–diluted	176,595		183,063

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,158	$52,465

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	2,530	1,653
Depreciation and amortization, other	19,772	13,534
Deferred tax benefit	(3,451)	(6,804)
Stock-based compensation expense, cost of goods sold	1,422	1,538
Stock-based compensation expense, general, administrative and store operating expenses	3,604	3,766
Deficiency (excess) tax benefit of stock-based compensation	88	(2,629)
Deferred rent expense, net	1,644	749
Loss on disposal of property and equipment	–	242
Decrease (increase) in assets–
Receivables, net	1,861	6,128
Inventories	(29,600)	(19,413)
Prepaid expenses and other	(1,462)	(2,383)
Increase in liabilities–
Accounts payable	17,865	17,346
Accrued and other deferred liabilities	27,014	23,408

Total adjustments	41,287	37,135

Net cash provided by operating activities	88,445	89,600

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases) sales of marketable securities, net	(12,216)	21,170
Purchase of Fitigues assets	–	(7,527)
Purchase of Minnesota franchise rights and stores	(32,896)	–
Acquisition of other franchise stores	(6,361)	(761)
Purchases of property and equipment	(52,267)	(53,590)

Net cash used in investing activities	(103,740)	(40,708)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,612	4,152
(Deficiency) excess tax benefit of stock-based compensation	(88)	2,629
Repurchase of common stock	(98)	(31,721)

Net cash provided by (used in) financing activities	1,426	(24,940)

Net (decrease) increase in cash and cash equivalents	(13,869)	23,952

CASH AND CASH EQUIVALENTS – Beginning of period	37,203	3,035

CASH AND CASH EQUIVALENTS – End of period	$23,334	$26,987

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$20	$25
Cash paid for income taxes, net	$11,213	$380
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 5, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2007, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007. The February 3, 2007 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 5, 2007 are not necessarily indicative of the results that may be expected for the entire year.
     Other net sales for both the current and prior periods consist of net sales to franchisees.
     Certain prior year amounts have been reclassified in order to conform to the current year presentation.
Note 2. Discontinued Operations
     As disclosed in the Company’s Form 10-K for the fiscal year ended February 3, 2007, during the fourth quarter of fiscal 2006, the Company completed its evaluation of its Fitigues brand and decided that it would close down operations of the Fitigues brand. In connection with this conclusion, in the fourth quarter of fiscal 2006, the Company recorded an aggregate $8.6 million impairment charge. The charge consisted of a loss on impairment of goodwill totaling $6.8 million, accelerated depreciation totaling approximately $1.2 million, and other impairment charges, mainly for inventory, totaling approximately $0.6 million.
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented as shown in the following table:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006

Net sales	$1,582	$1,317

Loss from operations	$3,106	$783
Income tax benefit	1,121	287

Net loss on discontinued operations	$1,985	$496

     As of May 5, 2007, the remaining assets and liabilities of the Fitigues brand are immaterial and do not require segregation. As a result, these assets and liabilities are not shown separately on the May 5, 2007 Consolidated Balance Sheet and will not need to be shown separately on Consolidated Balance Sheets in the future.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 5, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Land Held for Sale
     During the third quarter of fiscal 2006, the Company reclassified a parcel of land located in south Fort Myers, Florida with a book value of $38.1 million from a long-term asset to a current asset that is being held for sale. The Company has entered into an agreement to sell the land and during the first quarter of fiscal 2007, certain key conditions of the agreement were met that make it reasonably likely that the sale of the land will be completed. The Company plans to consummate this sale transaction during the third quarter of fiscal 2007 and does not expect the sale of the land to have a material impact on the Company’s results of operations or financial position.
Note 4. Income Taxes
     Effective February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.
     The cumulative effect of adoption of FIN 48 did not result in any adjustment in the Company’s liability for unrecognized income tax benefits. As of the date on which the Company adopted FIN 48, the total amount of unrecognized tax benefits associated with uncertain tax positions was $8.9 million, of which $6.5 million if recognized, would favorably affect the effective tax rate if ultimately resolved in the Company’s favor. There have been no significant changes to the total amount of unrecognized tax benefits associated with uncertain tax positions during the thirteen weeks ended May 5, 2007.
     The Company’s continuing practice is to include estimated interest and penalties, if any, in computing the amount that is recognized within income tax expense relating to uncertain income tax positions. As of the date of adoption, the Company had accrued $1.0 million of interest and penalties related to uncertain tax positions, which is included in the $8.9 million unrecognized tax benefits noted above.
     Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s accrued position. Accordingly, the Company’s provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of May 5, 2007, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 5, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Income Taxes (continued)
     The Company and certain of its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state and local jurisdictions. In late fiscal 2005, following the Company’s receipt of an invitation from the Internal Revenue Service (“IRS”), the Company agreed to participate in the IRS’s real time audit program, Compliance Assurance Process (“CAP”), beginning in fiscal 2006. Under the CAP program, material tax issues and initiatives were disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment. During the first quarter of 2007, the Company received the IRS’s letter of a tentative full acceptance of the Company’s 2006 federal tax return subject to the completion of a post-filing review.
     The Company had previously reached agreement with the IRS and closed the audits of fiscal years 2002 through 2005, such that the Company no longer has any open years subject to examination by the IRS (other than the current fiscal year). The Company believes that its participation in the CAP real time audit program reduced tax-related uncertainties and enhanced transparency. The Company has agreed with the IRS to participate in the CAP program again in fiscal 2007.
     As for state and local income taxes, with few exceptions, the Company is no longer subject to state and local income tax examinations by taxing authorities for years prior to 2002.
Note 5. Acquisitions of Chico’s Franchised Stores
     On February 4, 2007, the Company consummated its asset purchase of Intraco, Inc. (“Intraco”) pursuant to which the Company acquired the franchise rights for the state of Minnesota and purchased a substantial portion of the assets of Intraco. Intraco, which held territorial franchise rights to the entire state of Minnesota for the Chico’s brand, operated twelve Chico’s brand store locations in Minnesota at that time. The acquisition included all of the existing retail store locations together with the reacquisition of the territorial franchise rights to the state of Minnesota. The total purchase price for the acquisition of the twelve stores was approximately $32.9 million. The Company’s preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to goodwill as follows: $0.9 million to current assets, $1.4 million to fixed assets, $4.9 million to intangible assets, which represents the fair value of re-acquired territory rights, $27.7 million to goodwill, net of $2.0 million to current liabilities. The Company’s consolidated statements of income include the results of operations for these twelve stores from and after February 4, 2007, the date of acquisition of such stores.
     In addition, on March 4, 2007, the Company consummated its asset purchase of a franchise store from its franchisee in Florida. The Company’s consolidated statements of income include the results of operations for this particular store from and after March 4, 2007, the date of acquisition of such store. With this acquisition completed, the Company now has no franchise stores remaining and does not intend to pursue, at this time, any franchises or to enter into any additional franchise territory development agreements for any of its brands.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 5, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Goodwill and Intangible Assets
     The Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation will be performed during the fourth quarter of each year. The change in the carrying amount of goodwill for the thirteen weeks ended May 5, 2007 is as follows:

Balance as of February 3, 2007	$62,596
Goodwill related to the acquisition of MN franchise stores	27,733
Goodwill related to the acquisition of FL franchise store	6,445

Total	$96,774

Note 7. Stock-Based Compensation
General
     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense for share-based awards recognized during the thirteen weeks ended May 5, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123.
Methodology Assumptions
     The Company uses the Black-Scholes option-pricing model to value the Company’s stock options. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are subject to pro-rata vesting generally over 3 years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience for each of two identified employee populations under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding for each of the identified employee populations. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting over three years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 5, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Stock-Based Compensation (continued)
     The weighted average assumptions relating to the valuation of the Company’s stock options for the thirteen weeks ended May 5, 2007 and April 29, 2006 were as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Weighted average fair value of grants	$9.41	$19.05
Expected volatility	43%	47%
Expected term (years)	4.5	4.5
Risk-free interest rate	4.6%	4.5%
Expected dividend yield	N/A	N/A
Stock Based Compensation Activity
     As of May 5, 2007, 5,536,410 nonqualified options are outstanding at a weighted average exercise price of $21.12 per share, and 1,538,358 remain available for future grants of either stock options, restricted stock or restricted stock units, subject to certain sublimits applicable to restricted stock.
      The following table presents a summary of the Company’s stock options activity for the thirteen weeks ended May 5, 2007:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	5,101,065	$21.08
Granted	590,375	22.43
Exercised	(54,801)	15.52
Canceled or expired	(100,229)	29.87

Outstanding, end of period	5,536,410	21.12

Exercisable at May 5, 2007	3,526,105	17.85
     The following table presents a summary of the Company’s restricted stock activity for the thirteen weeks ended May 5, 2007:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested, beginning of period	377,589	$30.84
Granted	177,952	22.47
Vested	(17,271)	36.64
Canceled	(18,502)	29.79

Nonvested, end of period	519,768	27.82

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 5, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Stock-Based Compensation (continued)
     For the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively, stock-based compensation expense was allocated as follows (in thousands):

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	May 5, 2007	April 29, 2006
Cost of goods sold	$1,422	$1,538
General, administrative and store operating expenses	3,604	3,766

Stock based compensation expense before income taxes	$5,026	$5,304
Income tax benefit	1,766	1,941

Total stock-based compensation expense after income taxes	$3,260	$3,363

Note 8. Net Income Per Share
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

	Thirteen Weeks Ended
	May 5,	April 29,
	2007	2006
Weighted average common shares outstanding – basic	175,421,047	181,489,809

Dilutive effect of stock options and unvested restricted stock outstanding	1,173,961	1,572,983

Weighted average common and common equivalent shares outstanding – diluted	176,595,008	183,062,792

     For the thirteen weeks ended May 5, 2007 and April 29, 2006, of the options then outstanding, options to purchase 1,896,216 and 438,250 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s 2006 Annual Report to Stockholders.
Executive Overview
     Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating primarily under the Chico’s, White House | Black Market (“WH|BM”) and Soma Intimates (“Soma”) brand names. On March 6, 2007, the Company announced the planned closure of the Fitigues brand operations (“Fitigues”). Accordingly, for all periods presented, the operating results for Fitigues are shown as discontinued operations in the Company’s consolidated statements of income.
     Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using mainly easy-care fabrics. WH|BM, which the Company acquired in September 2003, and which began operations in 1985, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in the classic and timeless colors of white and black and related shades. Soma Intimates was initially launched in August 2004 under the name Soma by Chico’s. This concept offers foundation products in intimate apparel, sleepwear, and activewear that was initially aimed at the Chico’s target customer. The Company believes, however, that Soma’s focus and styling should ultimately appeal to a broader customer base.
     The Company earns revenues and generates cash through the sale of merchandise in its retail stores, and through its call centers, which handle sales related to catalog and online operations for all brands.
     The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. The Company has grown from 378 stores as of February 1, 2003 to 951 stores as of May 5, 2007 (944 stores if the remaining Fitigues stores slated for closing are excluded), which includes the store growth resulting from the acquisition of the 107 WH|BM stores in fiscal 2003 and the launch of the Soma brand in fiscal 2004. The Company continues to expand its presence through the opening of new stores, the development of new opportunities such as Soma and through the extension of its merchandise line. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease from the rate of overall sales growth experienced in years prior to fiscal 2006 (which had been in the range of 30-40%), such anticipated decrease in rate of growth reflecting in large part the Company’s significantly increased size, its more manageable 22-24% net square footage growth goal for fiscal 2007, its 15% net square footage growth goal for fiscal 2008 and the expectation that its same store sales may continue to experience more moderate and flatter increases and may continue to experience decreases from time to time, as was the case during the second half of fiscal 2006 and the first quarter of fiscal 2007. The Company generally expects to continue to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.
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
•	Comparable same store sales growth - For the thirteen-week period ended May 5, 2007, the Company’s consolidated comparable store sales results (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) decreased 1.6% compared to the thirteen-week period last year ending May 6, 2006. The Company believes this decrease in same store sales was primarily due to merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past. The Company’s current strategy is to target a general overall trend towards positive, but more moderate, comparable store sales growth. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in determining its future levels of success (i) particularly in terms of the Company’s success in effectively operating its stores across all brands, (ii) in managing its continuing store expansion program across all brands, and (iii) in maturing and developing its newer brands.

•	Positive operating cash flow - For the thirteen-week period ended May 5, 2007, cash flow from operations totaled $88 million compared with $90 million for the prior year’s thirteen-week period ended April 29, 2006. The Company believes that a key strength of its business is the ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with the Company’s proposed expansions of its existing corporate headquarters and its existing distribution center, any future stock repurchase programs, costs associated with continued improvement of information technology tools, including the conversions to the SAP software platform, and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of this MD&A.

•	Loyalty Clubs and Customer Development - Management believes that a significant indicator of the Company’s success is the extent of the growth of its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives. The Passport Club, the Chico’s and Soma Intimates frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and, upon spending $500, customers automatically become permanent members and are entitled to a lifetime 5% discount and other benefits. The Black Book loyalty program, the WH|BM frequent shopper club, is similar to the Passport Club in most key respects except that customers become permanent members upon spending $300, compared to $500 for the Passport Club. The Company believes that the continued growth in new members and repeat shopping of its existing Passport and Black Book club members indicates that the Company is still generating strong interest from its customers due in large part to the Company’s commitment to personalized customer service and constant newness of product.

As of May 5, 2007, the Company had approximately 1.7 million active Chico’s and Soma Intimates permanent Passport Club members and approximately 1.5 million active preliminary Passport Club members, while as of April 29, 2006, the Company had approximately 1.4 million active Chico’s and Soma Intimates permanent Passport Club members and approximately 1.5 million active preliminary Passport Club members.

As of May 5, 2007, the Company had approximately 0.6 million active WH|BM permanent Black Book members and approximately 1.3 million active preliminary Black Book members, while as of April 29, 2006, the Company had approximately 0.4 million active WH|BM permanent Black Book members and approximately 1.0 million active preliminary Black Book members.

“Active” customers are defined as those who have purchased at one of the Company’s brands within the preceding 12 months.

•	Quality of merchandise offerings — To monitor and maintain the acceptance of its merchandise offerings, the Company monitors sell-through levels, inventory turns, gross margins and markdown rates on a classification and style level. Although the Company does not disclose these statistics for competitive reasons, this analysis helps identify comfort, fit, and newness issues at an early date and helps the Company plan future product development and buying.
     In addition to the key performance indicators mentioned above, the Company’s operational strategies are focused on qualitative factors as well. The Company’s ability to manage its multiple brands, to develop and grow its Soma Intimates concept, to expand the Company’s direct to consumer business, to secure new store locations including relocations and/or expansions of existing stores and to launch new product categories within all brands, are all important strategies that, if successful, should contribute to the continued growth of the Company.
     The Company continues to evaluate and monitor the progress of its intimate apparel initiative with its Soma Intimates brand. The Company recognizes that the Soma business can be seen as complementary to its basic apparel business, but also understands that many aspects of this business require unique attention. The Company monitors Soma merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases in the foundation category. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. The Company estimates that the Soma brand reduced the Company’s earnings by approximately $.02 per diluted share for the thirteen weeks ended May 5, 2007. The Company is now expecting that the investment in the continued growth and development of the Soma brand will reduce fiscal year 2007 earnings by approximately $.07 to $.10 per diluted share. The Company further believes that an impact on earnings per share of this order is acceptable when balanced against the potential of the brand’s perceived longer term potential.
     For the thirteen weeks ended May 5, 2007 (the “current period”), the Company reported net sales, operating income and net income of $453.1 million, $74.7 million and $47.2 million, respectively. Net sales increased by 16.0% from the comparable period in the prior fiscal year, while operating income and net income decreased by 7.1% and 10.1%, respectively, from the comparable thirteen-week period ended April 29, 2006 (the “prior period”). The Company’s gross profit percentage was unchanged at 61.7% for the current period compared to the prior period primarily due to improved merchandise margins at the WH|BM front-line stores, attributable primarily to improved initial markups and a slightly lower markdown rate compared to the prior period, which was offset by the mix effect of WH|BM and Soma sales continuing to become a larger percentage of overall net sales (both WH|BM and Soma operate with lower gross margins than the gross margins experienced by the Chico’s brand) and to a lesser extent, by the Company’s continued investment in its product development and merchandising functions for each of its three brands.

     Selling, general and administrative expenses in the current period increased as a percentage of net sales over the prior period by approximately 410 basis points due to increased store operating expenses offset somewhat by reductions in marketing and shared services costs as a percentage of sales. Store operating expenses as a percentage of sales in the first quarter increased by approximately 550 basis points compared to the prior period due primarily to increased occupancy and personnel costs attributable mainly to the larger size Chico’s and WH|BM stores that the Company has been opening, the Company’s continuing increased investment in store payroll to improve service levels and the mix effect of the WH|BM and Soma stores becoming a larger portion of the Company’s store base (both WH|BM and Soma brands operate with higher store operating costs as a percentage of sales than the store operating costs as a percentage of sales experienced by the Chico’s brand). To a lesser degree, store operating expenses as a percentage of sales also increased as a result of additional store level promotions and outreach events across all brands as well as from the deleverage associated with the Company’s negative same store sales.
     Marketing costs as a percentage of net sales decreased by approximately 80 basis points as the Company reallocated a portion of its marketing budget to the later fiscal 2007 quarters and shared services (including headquarters and other non-brand specific expenses) decreased by 60 basis points mainly due to a reduction in accrued incentive compensation when compared to the accrual in the prior period and the anniversarying of the prior period’s one-time write off of costs associated with the Company’s decision not to move forward with a new headquarters campus.
Results of Operations — Thirteen Weeks Ended May 5, 2007 Compared to the Thirteen Weeks Ended April 29, 2006.
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet and other net sales (which includes net sales to franchisees) in dollars and as a percentage of total net sales for the thirteen weeks ended May 5, 2007 and April 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 5, 2007		April 29, 2006
Net sales by Chico’s/Soma stores	$333,052	73.5%	$296,560	75.9%
Net sales by WH|BM stores	103,467	22.9	79,419	20.3
Net sales by catalog and Internet	16,454	3.6	12,161	3.1
Other net sales	115	0.0	2,523	0.7

Net sales	$453,088	100.0%	$390,663	100.0%

     Net sales by Chico’s, Soma Intimates and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings. Net sales by Chico’s, Soma and WH|BM stores were also impacted by decreases in the Chico’s/Soma and WH|BM brand’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Comparable store sales (decreases) increases	$(6,042)	$20,876
Comparable same store sales %	(1.6)%	6.6%
New store sales increase, net	$66,582	$39,477
     The comparable store sales decrease of 1.6% (for the thirteen-week period ended May 5, 2007 compared to the thirteen-week period ending May 6, 2006) was driven primarily by a decrease of 7.2% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), due to merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past. The comparable store sales decrease was also impacted by a decrease in transactions at WH|BM stores, offset by a 5.4% increase in the average unit retail price. In the current period, WH|BM same store sales represent approximately 21% of the total same store sales base compared to 19% in the prior period. The Chico’s brand same store sales decreased by approximately 1% and the WH|BM brand’s same store sales decreased by approximately 2% when comparing fiscal 2007 to the identical weeks last year. Sales from Soma Intimates stores in the current period were included in the comparable store sales calculation beginning in September 2005 but did not have a material impact on the calculation.
     Net sales by catalog and Internet for the current period, which included merchandise from the Chico’s, WH|BM, and Soma Intimates brands increased by $4.3 million, or 35.3%, compared to net sales by catalog and Internet for the prior period. The Company believes this increase is attributable to the implementation of the Company’s planned improvements in its website and call center infrastructure and its approach to merchandising on the website. The Company intends to continue making improvements to such infrastructure and merchandising approach in an effort to further promote sales through these channels.
     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended May 5, 2007 and April 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Cost of goods sold	$173,323	$149,557
Gross profit	279,765	241,106
Gross profit percentage	61.7%	61.7%
     Gross profit percentage during the current period was 61.7%, unchanged from the prior period. WH|BM front-line stores’ merchandise margins in the current period increased by approximately 180 basis points, attributable primarily to improved initial markups and a slightly lower markdown rate. At the same time, the Chico’s front-line stores’ merchandise margins for the current period increased slightly compared to the prior period. These improvements in merchandise margin were offset by the mix effect resulting from the WH|BM and Soma sales continuing to become a larger portion of the Company’s overall net sales (both WH|BM and Soma operate with lower gross margins than the gross margins experienced by the Chico’s brand), and to a lesser extent, from the Company’s continued investment in its product development and merchandising functions for each of its three brands.

     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the thirteen weeks ended May 5, 2007 and April 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Store operating expenses	$154,693	$111,688
Percentage of total net sales	34.1%	28.6%
     Store operating expenses include all direct expenses including personnel, occupancy and supplies incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores including district and regional management expenses and other store support functions. Store operating expenses as a percentage of net sales in the current period increased by approximately 550 basis points compared to the prior period primarily due to increased occupancy and personnel costs attributable mainly to the larger size Chico’s and WH|BM stores that the Company has been opening, the Company’s continuing increased investment in store payroll to improve service levels and the mix effect of the WH|BM and Soma stores becoming a larger portion of the Company’s store base (both WH|BM and Soma brands operate with higher store operating costs as a percentage of sales than the store operating costs as a percentage of sales experienced by the Chico’s brand). To a lesser degree, store operating expenses as a percentage of sales also increased as a result of additional store level promotions and outreach events across all brands as well as from the deleverage associated with the Company’s negative same store sales.

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Marketing	$18,119	$18,864
Percentage of total net sales	4.0%	4.8%
     Marketing expenses include expenses related to the Company’s marketing program such as direct marketing efforts (including direct mail and e-mail) and national advertising expenses. Marketing expenses decreased as a percentage of net sales by approximately 80 basis points as the Company reallocated a portion of its marketing budget to the later fiscal 2007 quarters.

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Shared services	$32,291	$30,148
Percentage of total net sales	7.1%	7.7%
     Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Shared services expenses decreased as a percentage of net sales by approximately 60 basis points mainly due to a reduction in accrued incentive compensation for the current period when compared to the accrual in the prior period and the anniversarying of the prior period’s one-time write off of costs associated with the Company’s decision not to move forward with new headquarters campus.

     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended May 5, 2007 and April 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Interest income, net	$2,245	$3,130
Percentage of total net sales	0.5%	0.8%
     The decrease in net interest income during the current period was primarily the result of a decrease in the total amount of marketable securities when compared to the prior period.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 36.1% compared to an effective tax rate of 36.6% for the prior period. The decrease is primarily attributable to favorable permanent differences, mainly higher charitable inventory contributions and tax-free interest, offset, in part, by a slightly unfavorable change in the Company’s overall state effective tax rate.
     Loss on Discontinued Operations, net of tax
     The following table shows loss on discontinued operations, net in dollars and as a percentage of total net sales for the thirteen weeks ended May 5, 2007 and April 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Loss on discontinued operations, net of tax	$1,985	$496
Percentage of total net sales	0.4%	0.2%
     In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented. The loss on discontinued operations, net of tax, which included certain one-time costs related to employee severance and lease termination costs, reduced the current quarter’s earnings by approximately $.01 per diluted share. The Company does not expect additional material costs from such discontinued operations in future quarters.
Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended May 5, 2007 and April 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Net income	$47,158	$52,465
Percentage of total net sales	10.4%	13.4%

Comparable Company Store Net Sales
     Comparable Company store net sales for the thirteen-week period ended May 5, 2007 decreased by 1.6% when compared to the thirteen-week period last year ending May 6, 2006 (the Chico’s brand same store sales decreased by approximately 1% and the WH|BM brand’s same store sales decreased by approximately 2%) due to merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past. Comparable Company store net sales data is calculated based on the change in net sales of currently open stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
     The comparable store percentage reported above includes 78 stores that were expanded or relocated within the last twelve months from the beginning of the respective prior period by an average of 1,373 net selling square feet. If the stores that were expanded and relocated had been excluded from the comparable store base, the decrease in comparable store net sales would have been 3.6% for the current quarter (versus a decrease of 1.6% as reported). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. Soma Intimates stores began entering into the comparable store sales calculation in September 2005 but have not had a material impact on the comparable store sales calculation due to the relatively small number of comparable stores.
Liquidity and Capital Resources
     The Company’s ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned expansion of its headquarters, distribution center and other central support facilities, to fund stock repurchases under the Company’s previous stock repurchase programs, and for continued improvement in information technology tools, including the ongoing conversions the Company is planning to the SAP software platform.
     The following table shows the Company’s capital resources as of May 5, 2007 and April 29, 2006 (amounts in thousands):

	May 5, 2007	April 29, 2006
Cash and cash equivalents	$23,334	$26,987
Marketable securities	250,560	380,240
Working capital	312,771	401,506
     Working capital decreased from April 29, 2006 to May 5, 5007 primarily due to the Company’s share repurchase programs during fiscal 2006 which totaled $200 million. This decrease in working capital was partially offset by the Company’s cash generated from operating activities, which cash was more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities, land held for sale, and inventories reduced by accounts payable and accrued liabilities.
     Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will satisfy the Company’s working capital needs, capital expenditure needs (see “New Store Openings and Headquarter Expansion” discussed below), commitments, and other liquidity requirements associated with the Company’s operations through at least the next 12 months.

Operating Activities
     Net cash provided by operating activities was approximately $88.4 million and $89.6 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. The cash provided by operating activities for the current and prior periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:
•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.
     Investing Activities
     Net cash used in investing activities was $103.7 million and $40.7 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively.
     The Company’s investment in capital expenditures during the current thirteen-week period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM, and Soma Intimates ($42.5 million), costs associated with system upgrades and new software implementations ($9.5 million) and other miscellaneous capital expenditures ($1.7 million).
     In addition, the Company purchased $12.2 million, net, of marketable securities during the current thirteen-week period. In contrast, in the prior period, the Company sold $21.2 million, net, in marketable securities, primarily to fund the Company’s stock repurchase programs in fiscal 2006.
     Also, during the current thirteen-week period, the Company acquired all the territorial franchise rights to the state of Minnesota and the existing locations in Minnesota for $32.9 million and acquired a franchise store in Florida for $6.4 million, while in the prior period, the Company purchased most of the assets of the Fitigues brand stores for $7.5 million and repurchased one franchise store for $0.8 million.
     Financing Activities
     Net cash provided in financing activities for the thirteen weeks ended May 5, 2007 was $1.4 million compared to net cash used by financing activities for the thirteen weeks ended April 29, 2006 of $24.9 million.
     SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions attributable to stock-based compensation awards in excess of the compensation expense recognized for those awards (excess tax benefits) or tax deductions less than the compensation expense recognized for those awards (deficient tax benefits) be classified as financing cash flows. For the thirteen weeks ended May 5, 2007, the Company classified $0.1 million of deficient tax benefits as a financing cash outflow while classifying $2.6 million of excess tax benefits for the thirteen weeks ended April 29, 2006 as a financing cash inflow.
     During the thirteen weeks ended May 5, 2007, the Company repurchased 3,991 shares in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

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
     During the thirteen weeks ended May 5, 2007, certain of the Company’s current and former officers exercised an aggregate of 33,334 stock options at a price of $18.665 and certain employees and former employees exercised an aggregate of 21,467 options at prices ranging from $0.1805 to $20.465. Also, during this period, the Company sold 40,013 shares of common stock during the March offering period under its employee stock purchase plan at a price of $19.03. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $1.6 million.
New Store Openings and Headquarters Expansion
     The Company is planning a 22-24% increase in its selling square footage for fiscal 2007, which is expected to result from approximately 134-145 net new stores and 45 to 55 relocations and expansions of existing stores. The anticipated breakdown of net new stores by brand for fiscal 2007 is as follows: 55 to 60 Chico’s stores, 55 to 60 WH|BM stores and 20 to 25 Soma Intimates stores. Of the net new stores to be opened, 38 had been opened as of May 30, 2007.
     The Company’s fiscal 2008 plan includes a targeted 15% growth in selling square feet, with an estimated 105 to 115 net new stores and 30 to 50 relocations/expansions. At this time, the Company estimates these new openings will be broken down by brand as follows: 40 to 50 Chico’s stores, 50 to 60 WH|BM stores, 5 to 15 Soma Intimates stores.
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
     During the third quarter of fiscal 2006, the Company reclassified a parcel of land located in south Fort Myers, Florida with a book value of $38.1 million from a long-term asset to a current asset that is being held for sale. The Company has entered into an agreement to sell the land and during the first quarter of fiscal 2007, certain key conditions of the agreement were met that make it reasonably likely that the sale of the land will be completed. The Company plans to consummate this sale during the third quarter of fiscal 2007 and does not expect the sale to have a material impact on the Company’s results of operations or financial position.

     In May 2006, the Company announced that it will work with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) to assist in managing its retail stores, beginning first with its Soma brand. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate its future growth. On February 4, 2007, the Company successfully completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma Intimates brand to the new merchandising system and rolling out the new financial systems at the same time. The second major phase anticipates an initial roll out and utilization of this new system in each of its other brands beginning as early as the end of fiscal 2007 or the first half of fiscal 2008. The third major phase contemplates on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company through fiscal 2009. The Company expects that the costs associated with the implementation of the ERP system will be funded from the Company’s existing cash and marketable securities balances.
     The Company believes that the liquidity needed for its planned new store growth (including the continued investment associated with the decision to grow its new concept, Soma Intimates), its continuing store remodel/expansion program, the investments required for its Headquarters and Distribution Center expansions, its continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing cash and marketable securities balances, and the capacity included in its bank credit facilities. The Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new stores planned to be opened in future periods.
Contractual Obligations
     As of the adoption date for FIN 48, the total amount of unrecognized tax benefits associated with uncertain tax positions was $8.9 million. Until formal resolutions are reached between the Company and the relevant taxing authorities, the Company is unable to estimate a final determination related to its uncertain tax positions and therefore, is not updating the disclosures in the contractual obligations table presented in its Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
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

Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes that other than the adoption of FIN 48, there have been no other significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
Income Taxes
     Effective February 4, 2007, the Company adopted the provisions of FIN 48. FIN 48 prescribes a recognition threshold and measurement element for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Due to the substantial amounts involved and judgment necessary, the Company deems this policy could be critical to its financial statements.
     Interpretations and guidance surrounding income tax laws and regulations adjust over time. The Company establishes reserves for certain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments can materially affect amounts recognized related to income tax uncertainties and may affect the Company’s results of operations or financial position. See Note 4 to the consolidated financial statements for further discussion regarding the impact of the Company’s adoption of FIN 48.
Certain Factors That May Affect Future Results
     This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation, statements regarding future growth rates of the established Company store concept and the roll out of the Soma concept. The statements may address items such as future sales, gross profit expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information.

     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A, “Risk Factors” of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission on April 2, 2007.
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
Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 5, 2007, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of May 5, 2007 has not significantly changed since February 3, 2007. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of May 5, 2007, the Company did not have any outstanding borrowings on its line of credit and, given its liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes and auction rate securities, which are highly liquid, variable rate municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2009 to 2042, the interest rates are reset, depending on the type of security, either daily, or every 7, 28 or 35 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of May 5, 2007, an increase or decrease of 100 basis points in interest rates would have had an immaterial impact on the fair value of the marketable securities portfolio.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was named as the defendant in a suit filed in October 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President – Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. The Company has asserted certain counterclaims against the plaintiff. Trial is currently scheduled to occur during a three week trial docket in October 2007. The Company believes the plaintiff’s case is without merit and will continue to vigorously defend the litigation and prosecute its counterclaims.
     On May 9, 2007, the Company was served with a lawsuit in which it was named as defendant in a putative class action in the Superior Court for the State of California, County of Los Angeles, Linda Balint v. Chico’s FAS, Inc. et al. The Complaint alleges that the Company, in violation of California law, failed to: (1) pay overtime wages, and (2) provide meal periods, among other claims. The Company is evaluating the claims and currently believes that the case is without merit, in large part because the claims are barred, in whole or in part, by settlements reached in prior class actions in California. Thus, the Company does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations. The Company will timely file its response to the Complaint.
     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.
ITEM 1A. RISK FACTORS
     In addition to the other information discussed in this report, the factors described in Part I, Item 1A., “Risk Factors” in the Company’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2007 should be considered as they could materially affect the Company’s business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2006 Form 10-K, but these are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

				Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
	Total		Part of	Under the
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans
February 4, 2007 to March 3, 2007	1,904	$22.39	–	$–
March 4, 2007 to April 7, 2007	926	$25.26	–	$–
April 8, 2007 to May 5, 2007	1,161	$27.10	–	$–

Total	3,991	$24.43	–	$–

(a)	Consists of 3,991 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	May 30, 2007	By:	/s/ Scott A. Edmonds

Scott A. Edmonds
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 30, 2007	By:	/s/ Charles J. Kleman

Charles J. Kleman
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 30, 2007	By:	/s/ Michael J. Kincaid

Michael J. Kincaid
Senior Vice President – Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)