Form 10-Q
period 2007-08-04
CHICOS FAS INC
filed 2007-08-29
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
August 4, 2007	0-21258
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At August 27, 2007, there were 176,107,658 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	August 4,	February 3,
	2007	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,069	$37,203
Marketable securities, at market	275,073	238,336
Receivables	8,122	14,246
Inventories	122,965	110,840
Prepaid expenses	20,585	15,774
Land held for sale	—	38,120
Deferred taxes	17,368	17,337

Total Current Assets	456,182	471,856

Property and Equipment:
Land and land improvements	15,107	14,640
Building and building improvements	58,894	56,782
Equipment, furniture and fixtures	307,319	268,122
Leasehold improvements	345,179	301,670

Total Property and Equipment	726,499	641,214
Less accumulated depreciation and amortization	(218,031)	(184,474)

Property and Equipment, Net	508,468	456,740

Other Assets:
Goodwill	96,774	62,596
Other intangible assets	38,930	34,040
Deferred taxes	16,880	11,837
Other assets, net	47,388	21,065

Total Other Assets	199,972	129,538

	$1,164,622	$1,058,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,183	$55,696
Accrued liabilities	81,561	87,367
Current portion of deferred liabilities	1,225	1,169

Total Current Liabilities	143,969	144,232

Noncurrent Liabilities:
Deferred liabilities	117,619	109,971

Total Noncurrent Liabilities	117,619	109,971

Stockholders’ Equity:
Common stock	1,757	1,757
Additional paid-in capital	243,192	229,934
Retained earnings	658,082	572,240
Accumulated other comprehensive income	3	—

Total Stockholders’ Equity	903,034	803,931

	$1,164,622	$1,058,134

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended
	August 4, 2007		July 29, 2006		August 4, 2007		July 29, 2006
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales by Chico’s/Soma stores	$641,824	72.2	$597,603	75.3	$308,772	70.8	$301,045	74.6
Net sales by White House | Black Market stores	213,591	24.0	167,383	21.1	110,124	25.3	87,964	21.8
Net sales by catalog & Internet	33,586	3.8	24,231	3.0	17,133	3.9	12,069	3.0
Other net sales	115	0.0	4,860	0.6	—	—	2,336	0.6

Net sales	889,116	100.0	794,077	100.0	436,029	100.0	403,414	100.0
Cost of goods sold	357,623	40.2	309,140	38.9	184,300	42.3	159,583	39.6

Gross profit	531,493	59.8	484,937	61.1	251,729	57.7	243,831	60.4
Selling, general and administrative expenses:
Store operating expenses	305,952	34.4	236,344	29.8	151,259	34.7	124,656	30.9
Marketing	30,385	3.4	30,585	3.8	12,267	2.8	11,721	2.9
Shared services	62,739	7.1	54,521	6.9	30,448	7.0	24,373	6.0

Total selling, general, and administrative expenses	399,076	44.9	321,450	40.5	193,974	44.5	160,750	39.8
Income from operations	132,417	14.9	163,487	20.6	57,755	13.2	83,081	20.6
Interest income, net	4,920	0.6	5,965	0.7	2,674	0.6	2,835	0.7

Income before taxes	137,337	15.5	169,452	21.3	60,429	13.8	85,916	21.3
Income tax provision	49,428	5.6	62,021	7.8	21,664	4.9	31,446	7.8

Income from continuing operations	87,909	9.9	107,431	13.5	38,765	8.9	54,470	13.5
Loss on discontinued operations, net of tax	2,067	0.2	1,124	0.1	82	0.0	627	0.2

Net income	$85,842	9.7	$106,307	13.4	$38,683	8.9	$53,843	13.3

Per share data:
Income from continuing operations per common share-basic	$0.50		$0.60		$0.22		$0.31
Loss on discontinued operations per common share—basic	$(0.01)		$(0.01)		$(0.00)		$(0.01)

Net income per common and common equivalent share—basic	$0.49		$0.59		$0.22		$0.30

Income from continuing operations per common share—diluted	$0.50		$0.60		$0.22		$0.31
Loss on discontinued operations per common share—diluted	$(0.01)		$(0.01)		$(0.00)		$(0.01)

Net income per common & common equivalent share—diluted	$0.49		$0.59		$0.22		$0.30

Weighted average common shares outstanding—basic	175,461		179,437		175,500		177,385

Weighted average common & common equivalent shares outstanding—diluted	176,652		180,789		176,718		178,495

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,842	$106,307

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	5,060	3,593
Depreciation and amortization, other	39,330	28,783
Deferred tax benefit	(5,573)	(11,114)
Stock-based compensation expense, cost of goods sold	2,866	3,144
Stock-based compensation expense, general, administrative and store operating expenses	7,103	7,760
Deficiency (excess) tax benefit of stock-based compensation	145	(2,615)
Deferred rent expense, net	3,050	1,872
(Gain) loss on disposal of property and equipment	(1,337)	266
Decrease (increase) in assets—
Receivables, net	4,352	6,848
Inventories	(11,092)	(12,737)
Prepaid expenses and other	(5,282)	(3,466)
Increase (decrease) in liabilities—
Accounts payable	5,487	5,649
Accrued and other deferred liabilities	(824)	6,480

Total adjustments	43,285	34,463

Net cash provided by operating activities	129,127	140,770

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases) sales of marketable securities, net	(36,734)	163,141
Purchase of Fitigues assets	—	(7,527)
Purchase of Minnesota franchise rights and stores	(32,896)	—
Acquisition of other franchise stores	(6,361)	(761)
Proceeds from sale of land	13,426	—
Purchases of property and equipment	(94,720)	(91,128)

Net cash (used in) provided by investing activities	(157,285)	63,725

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,275	4,875
(Deficiency) excess tax benefit of stock-based compensation	(145)	2,615
Repurchase of common stock	(106)	(200,000)

Net cash provided by (used in) financing activities	3,024	(192,510)

Net (decrease) increase in cash and cash equivalents	(25,134)	11,985
CASH AND CASH EQUIVALENTS — Beginning of period	37,203	3,035

CASH AND CASH EQUIVALENTS — End of period	$12,069	$15,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$443	$45
Cash paid for income taxes, net	$58,607	$63,394
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of note receivable for sale of land	$25,834	$—
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 4, 2007
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
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the twenty-six weeks ended August 4, 2007 are not necessarily indicative of the results that may be expected for the entire year.
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
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented as shown in the following table:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$1,688	$2,557	$106	$1,239

Loss from operations	$3,233	$1,773	$127	$989
Income tax benefit	$1,166	$649	$45	$362

Net loss on discontinued operations	$2,067	$1,124	$82	$627

     As of August 4, 2007, the operations of the Fitigues brand have ceased and the Company does not expect to incur any further material costs associated with the closing down of this brand.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 4, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Land Held for Sale
     During the third quarter of fiscal 2006, the Company reclassified a parcel of land located in south Fort Myers, Florida with a book value of $38.1 million from a long-term asset to a current asset that was being held for sale. On August 1, 2007, the Company consummated a transaction to sell the land with a sales price totaling $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage. The note, which accrues interest at a fixed rate of 6.0% annually with interest payable quarterly and the principal amount payable in a balloon payment in two years, is included within other assets on the Company’s consolidated balance sheet.
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
     The cumulative effect of adoption of FIN 48 did not result in any adjustment in the Company’s liability for unrecognized income tax benefits. As of the date on which the Company adopted FIN 48, the total amount of unrecognized tax benefits associated with uncertain tax positions was $8.9 million, of which $6.5 million if recognized, would favorably affect the effective tax rate if ultimately resolved in the Company’s favor. There have been no significant changes to the total amount of unrecognized tax benefits associated with uncertain tax positions during the twenty-six weeks ended August 4, 2007.
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
     Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s accrued position. Accordingly, the Company’s provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of August 4, 2007, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 4, 2007
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
Note 5. Acquisitions of Chico’s Franchised Stores
     On February 4, 2007, the Company consummated its asset purchase of Intraco, Inc. (“Intraco”) pursuant to which the Company acquired the franchise rights for the state of Minnesota and purchased a substantial portion of the assets of Intraco. Intraco, which held territorial franchise rights to the entire state of Minnesota for the Chico’s brand, operated twelve Chico’s brand store locations in Minnesota at that time. The acquisition included all of the existing retail store locations together with the reacquisition of the territorial franchise rights to the state of Minnesota. The total purchase price for the acquisition of the twelve stores was approximately $32.9 million. The Company’s preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to goodwill is as follows: $0.9 million to current assets, $1.4 million to fixed assets, $4.9 million to intangible assets, which represents the fair value of re-acquired territory rights, $27.7 million to goodwill, net of $2.0 million to current liabilities. The Company’s consolidated statements of income include the results of operations for these twelve stores from and after February 4, 2007, the date of acquisition of such stores.
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
August 4, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Goodwill and Intangible Assets
     The Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation will be performed during the fourth quarter of each year. The change in the carrying amount of goodwill for the twenty-six weeks ended August 4, 2007 is as follows:

Balance as of February 3, 2007	$62,596
Goodwill related to the acquisition of MN franchise stores	27,733
Goodwill related to the acquisition of FL franchise store	6,445

Total	$96,774

Note 7. Stock-Based Compensation
General
     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense for share-based awards recognized during the twenty-six weeks ended August 4, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
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
August 4, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Stock-Based Compensation (continued)
     The weighted average assumptions relating to the valuation of the Company’s stock options for the twenty-six and thirteen weeks ended August 4, 2007 and July 29, 2006 were as follows:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Weighted average fair value of grants	$9.54	$17.82	$10.35	$12.70
Expected volatility	43%	47%	41%	45%
Expected term (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	4.6%	4.6%	4.9%	5.1%
Expected dividend yield	N/A	N/A	N/A	N/A
Stock Based Compensation Activity
     As of August 4, 2007, 5,412,237 nonqualified options are outstanding at a weighted average exercise price of $21.13 per share, and 1,553,148 remain available for future grants of either stock options, restricted stock or restricted stock units, subject to certain sublimits applicable to restricted stock.
     The following table presents a summary of the Company’s stock option activity for the twenty-six weeks ended August 4, 2007:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	5,101,065	$21.08
Granted	685,375	22.78
Exercised	(154,245)	16.29
Canceled or expired	(219,958)	28.52

Outstanding, end of period	5,412,237	21.13

Exercisable at August 4, 2007	3,498,664	17.97
     The following table presents a summary of the Company’s restricted stock activity for the twenty-six weeks ended August 4, 2007:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested, beginning of period	377,589	$30.84
Granted	203,952	22.92
Vested	(18,271)	36.29
Canceled	(34,236)	29.00

Nonvested, end of period	529,034	27.72

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 4, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Stock-Based Compensation (continued)
     For the twenty-six and thirteen weeks ended August 4, 2007 and July 29, 2006, respectively, stock-based compensation expense was allocated as follows:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Cost of goods sold	$2,866	$3,144	$1,444	$1,606
General, administrative and store operating expenses	7,103	7,760	3,499	3,994

Stock based compensation expense before income taxes	$9,969	$10,904	$4,943	$5,600
Income tax benefit	3,538	3,966	1,772	2,050

Total stock-based compensation expense after income taxes	$6,431	$6,938	$3,171	$3,550

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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Weighted average common shares outstanding — basic	175,461,010	179,437,314	175,500,329	177,384,818
Dilutive effect of stock options and unvested restricted stock outstanding	1,191,098	1,351,318	1,217,397	1,109,853

Weighted average common and common equivalent shares outstanding — diluted	176,652,108	180,788,632	176,717,726	178,494,671

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 4, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 8. Net Income Per Share (continued)
     For the three and six month periods ended August 4, 2007, of the options then outstanding, options to purchase 1,947,374 shares of common stock were excluded from the computation of diluted EPS on the basis that such options were antidilutive.
     For each of the three and six month periods ended July 29, 2006, of the options then outstanding, options to purchase 928,930 and 790,430 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.
Note 9. Subsequent Event
     On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel. Since 2005, the Company has held a cost basis equity investment in Lucy totaling approximately $10.4 million. The transaction closed on August 24, 2007 and the Company expects to realize a gain on the sale of its investment in Lucy, which will be reflected as non-operating income in the third quarter of fiscal 2007, of approximately $.02 per diluted share, subject to finalization of certain post-closing matters.

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
     Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using mainly easy-care fabrics. WH|BM, which the Company acquired in September 2003, and which began operations in 1985, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in the classic and timeless colors of white and black and related shades. Soma Intimates was initially launched in August 2004 under the name Soma by Chico’s. This concept offers foundation products in intimate apparel, sleepwear, and activewear that was initially aimed at the Chico’s target customer. The Company believes, however, that Soma’s focus and styling should ultimately appeal to a broader customer base and the Company has begun to pursue this broader customer base by initially changing the name to Soma Intimates and expanding its marketing focus.
     The Company earns revenues and generates cash through the sale of merchandise in its retail stores, and through its call centers, which handle sales related to catalog and online operations for all brands.
     The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. The Company has grown from 378 stores as of February 1, 2003 to 958 stores as of August 4, 2007, which includes the store growth resulting from the acquisition of the 107 WH|BM stores in fiscal 2003 and the launch of the Soma brand in fiscal 2004. The Company continues to expand its presence through the opening of new stores, the development of new opportunities such as Soma and through the extension of its merchandise line. As described in previous Forms 10-K and 10-Q, the Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease from the rate of overall sales growth experienced in years prior to fiscal 2006 (which had been in the range of 30-40%), such anticipated decrease in rate of growth reflecting in large part the Company’s significantly increased size, its more manageable 22-24% net square footage growth goal for fiscal 2007, its 12-15% net square footage growth goal for fiscal 2008, its net square footage growth goal in the range of 10% for fiscal 2009, and the expectation that its same store sales may continue to experience more moderate and flatter increases and may continue to experience decreases from time to time, as was the case during the second half of fiscal 2006 and the first half of fiscal 2007. The Company generally expects to continue to generate from its operations the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.

     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, achieving newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, effectuating customer acceptance of new store concepts, integrating new or acquired businesses, maturing the newer brand concepts, implementing the process of senior management succession, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth — For the thirteen-week and twenty-six week periods ended August 4, 2007, the Company’s consolidated comparable store sales results (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) decreased 5.6% and 3.6%, respectively, compared to the comparable period last year ended August 5, 2006. The Company believes this decrease in same store sales was primarily due to merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past and, to a lesser extent, the difficult macro-economic environment. The Company’s current strategy is to target a general overall trend toward comparable store sales growth. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in determining its future levels of success particularly in terms of the Company’s success (i) in effectively operating its stores across all brands, (ii) in managing its continuing store expansion program across all brands, (iii) in maturing and developing its newer brand and (iv) in achieving its targeted levels of earnings per share.

•	Positive operating cash flow — For the twenty-six week period ended August 4, 2007, cash flow from operations totaled $129 million compared with $141 million for the prior year’s twenty-six week period ended July 29, 2006. The Company believes that a key strength of its business is the ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with the Company’s proposed expansions of its existing corporate headquarters and distribution center, any future stock repurchase programs, costs associated with continued improvement of information technology tools, including the conversions to the SAP software platform, and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of this MD&A.

•	Loyalty Clubs and Customer Development — Management believes that a significant indicator of the Company’s success is the extent of the growth and frequency of shopping, associated with its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives. The Passport Club, the Chico’s/Soma frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and, upon spending $500, customers automatically become permanent members and are entitled to a lifetime 5% discount and other benefits. The Black Book loyalty program, the WH|BM frequent shopper club, is similar to the Passport Club in most key respects except that customers become permanent members upon spending $300, compared to $500 for the Passport Club. The Company believes that the continued growth in new members and repeat shopping of its existing Passport and Black Book club members indicates that the Company is still generating strong interest from its customers due in large part to the Company’s commitment to personalized customer service and constant newness of product. The Company is currently evaluating and testing various enhancements to its loyalty programs which the Company believes will further the growth in new members and increase the frequency of shopping by its loyalty club members.
As of August 4, 2007, the Company had approximately 1.7 million active Chico’s/Soma permanent Passport Club members and approximately 1.5 million active preliminary Passport Club members, while as of July 29, 2006, the Company had approximately 1.5 million active Chico’s/Soma permanent Passport Club members and approximately 1.5 million active preliminary Passport Club members.

As of August 4, 2007, the Company had approximately 0.7 million active WH|BM permanent Black Book members and approximately 1.4 million active preliminary Black Book members, while as of July 29, 2006, the Company had approximately 0.4 million active WH|BM permanent Black Book members and approximately 1.1 million active preliminary Black Book members.

“Active” customers are defined as those who have purchased at any one of the Company’s brands within the preceding 12 months.

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
     The Company continues to evaluate and monitor the progress of its intimate apparel initiative with its Soma Intimates brand. The Company recognizes that the Soma Intimates business can be seen as complementary to its basic apparel business, but also understands that many aspects of this business require unique attention. The Company monitors Soma Intimates merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases in the foundation category. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. The Company estimates that the Soma brand reduced the Company’s earnings by approximately $.05 per diluted share for the twenty-six weeks ended August 4, 2007. The Company is now expecting that the investment in the continued growth and development of the Soma brand will reduce fiscal year 2007 earnings by approximately $.09 to $.11 per diluted share. The Company further believes that the continued investment in the Soma brand is in the best long-term interest of its shareholders and that an impact on earnings per share of this order is acceptable when balanced against the potential of the brand’s perceived longer term potential.
     For the thirteen weeks ended August 4, 2007 (the “current period”), the Company reported net sales, operating income and net income of $436.0 million, $57.8 million and $38.7 million, respectively. Net sales increased by 8.1% from the comparable period in the prior fiscal year, while operating income and net income decreased by 30.5% and 28.2%, respectively, from the comparable thirteen week period ended July 29, 2006 (the “prior period”). The Company’s gross profit percentage was 57.7% for the current period compared to 60.4% in the prior period primarily due to decreased merchandise margins at the WH|BM and Chico’s brands attributable in large part to higher markdown rates, and to a lesser extent, to the mix effect

resulting from WH|BM and Soma Intimates sales continuing to become a larger portion of the Company’s overall net sales (both WH|BM and Soma brands operate with lower gross margins than the gross margins experienced by the Chico’s brand) and to the Company’s continued investment in its product development and merchandising functions for each of its three brands. Selling, general and administrative expenses in the current period increased as a percentage of net sales over the prior period by approximately 470 basis points due to increased store operating expenses (primarily occupancy and personnel costs) and shared services costs as a percentage of sales (primarily an increase in relocation, recruiting, technology and marketing support expenses) as well as from the deleverage associated with the Company’s negative same store sales, slightly offset by a reduction in marketing as a percentage of sales.
     For the twenty-six weeks ended August 4, 2007 (the “current period”), the Company reported net sales, operating income and net income of $889.1 million, $132.4 million and $85.8 million, respectively. Net sales increased by 12.0% from the comparable period in the prior fiscal year, while operating income and net income decreased by 19.0% and 19.3%, respectively, from the comparable twenty-six week period ended July 29, 2006 (the “prior period”). The Company’s gross profit percentage was 59.8% for the current period compared to 61.1% in the prior period primarily due to decreased merchandise margins at the Chico’s and WH|BM front-line stores, attributable in large part to higher markdown rates, and to a lesser extent, to the mix effect of WH|BM and Soma Intimates sales continuing to become a larger percentage of overall net sales (both WH|BM and Soma brands operate with lower gross margins than the gross margins experienced by the Chico’s brand) and to the Company’s continued investment in its product development and merchandising functions for each of its three brands. Selling, general and administrative expenses in the current period increased as a percentage of net sales over the prior period by approximately 440 basis points due to increased store operating expenses (primarily occupancy and personnel costs), the deleverage associated with the Company’s negative same store sales, and to a lesser extent, from shared services costs (primarily an increase in relocation, recruiting and technology expenses) offset somewhat by a reduction in marketing as a percentage of sales.
Future Outlook
     The Company currently expects some of the softness in gross margins and the deleverage in selling, general and administrative expenses it experienced in the second quarter of fiscal 2007 is likely to continue through the third quarter of fiscal 2007. Although the Company is continuing to take initiatives to improve its performance, the Company believes that the third quarter of fiscal 2007 is likely to reflect another decrease in earnings per diluted share compared to the third quarter of the prior fiscal year. The Company remains optimistic that it will see improvements in its same store sales as its customers react to what the Company believes are exciting new product offerings. If the Company’s expectations concerning its customers’ reactions to the Fall product prove to be correct, the Company expects the declining net earnings trend to improve throughout the Fall with net earnings in the fourth quarter that should reflect an increase on a year over year basis.
     Additionally, the Company has decided to substantially increase its marketing spend in the second half of fiscal 2007, compared to the second half of fiscal 2006. The Company believes this initiative will help to protect and enhance its market share and should also serve to highlight the Company’s new Fall and Holiday offerings. This enhanced marketing push, together with what the Company believes is a much more compelling product offering, is designed to generate a favorable and profitable reaction from both the core customers and new customers through a significant increase in the traffic levels and conversion at our stores.
     Further, the Company has taken a more conservative approach to its annual square footage growth for fiscal 2008 and fiscal 2009 and slowed down its store square footage growth rate to 12-15% for 2008 and in the range of 10% for 2009 to focus on improving its comparable store sales and profitability.

     Results of Operations — Thirteen Weeks Ended August 4, 2007 Compared to the Thirteen Weeks Ended July 29, 2006.
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet and other net sales (which includes net sales to franchisees) in dollars and as a percentage of total net sales for the thirteen weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 4, 2007		July 29, 2006
Net sales by Chico’s/Soma stores	$308,772	70.8%	$301,045	74.6%
Net sales by WH|BM stores	110,124	25.3	87,964	21.8
Net sales by catalog and Internet	17,133	3.9	12,069	3.0
Other net sales	—	0.0	2,336	0.6

Net sales	$436,029	100.0%	$403,414	100.0%

     Net sales by Chico’s, Soma Intimates and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings. At the same time, the extent of the increase in net sales by Chico’s/Soma and WH|BM stores was negatively impacted by decreases in the Chico’s/Soma and WH|BM brand’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
Comparable store sales (decreases) increases	$(21,035)	$18,939
Comparable same store sales %	(5.6)%	5.7%
New store sales increase, net	$50,922	$37,783
     The comparable store sales decrease of 5.6% (for the thirteen-week period ended August 4, 2007 compared to the thirteen-week period ending August 5, 2006) was driven primarily by a decrease of 10.2% and 7.8% in the Chico’s and WH|BM average unit retail price, respectively, (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), reflecting increased markdowns due to merchandise offerings that the Company believes were not as compelling from a fashion sense as the Company has offered in the past and, to a lesser extent, the general overall softness in the retailing environment. In the current period, WH|BM same store sales represent approximately 23% of the total same store sales base compared to 21% in the prior period. The Chico’s brand same store sales decreased by approximately 6% and the WH|BM brand’s same store sales decreased by approximately 3% when comparing fiscal 2007 to the comparable weeks last year. Soma Intimates stores sales, which were included in the comparable store sales calculation beginning in September 2005, have not had a material impact on the calculation.
     Net sales by catalog and Internet for the current period, which included merchandise from the Chico’s, WH|BM, and Soma Intimates brands increased by $5.1 million, or 42.0%, compared to net sales by catalog and Internet for the prior period. The Company believes this increase is attributable to the implementation of the Company’s improvements in its website and call center infrastructure and its current approach to merchandising on the website. The Company intends to continue making improvements to further promote sales through these channels.

     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
Cost of goods sold	$184,300	$159,583
Gross profit	251,729	243,831
Gross profit percentage	57.7%	60.4%
     Gross profit percentage decreased by 270 basis points compared to the prior period resulting primarily from a 360 basis point decrease in merchandise margins at the WH|BM front-line stores as well as a 120 basis point decrease in merchandise margins at the Chico’s front-line stores. The merchandise margin decrease at the WH|BM front-line stores was primarily due to a higher markdown rate compared to the prior period offset, in part, by slightly higher initial markups, while the decrease at the Chico’s front-line stores was attributable primarily to a higher markdown rate compared to the prior period and, to a lesser extent, to slightly lower initial markups. To a lesser extent, gross profit percentage was also negatively impacted by the mix effect resulting from the WH|BM and Soma Intimates sales continuing to become a larger portion of the Company’s overall net sales (both WH|BM and Soma brands operate with lower gross margins than the gross margins experienced by the Chico’s brand), and by the Company’s continued investment in its product development and merchandising functions for each of its three brands.
     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the thirteen weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
Store operating expenses	$151,259	$124,656
Percentage of total net sales	34.7%	30.9%
     Store operating expenses include all direct expenses, including such items as personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores including district and regional management expenses and other store support functions. Store operating expenses as a percentage of net sales in the current period increased by approximately 380 basis points compared to the prior period primarily due to increased occupancy and personnel costs attributable mainly to the investment in larger sized Chico’s and WH|BM new and expanded stores, the Company’s continuing increased investment in store payroll to improve service levels, the mix effect of the WH|BM and Soma Intimates stores becoming a larger portion of the Company’s store base (both WH|BM and Soma brands operate with higher store operating costs as a percentage of sales than the store operating costs as a percentage of sales experienced by the Chico’s brand) and from the deleverage associated with the Company’s negative same store sales. To a lesser degree, store operating expenses as a percentage of sales also increased as a result of additional store level promotion and outreach events across all brands.

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
Marketing	$12,267	$11,721
Percentage of total net sales	2.8%	2.9%
     Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail) and national advertising expenses. Marketing expenses decreased as a percentage of net sales by approximately 10 basis points. However, the Company intends to increase its marketing spend in the second half of fiscal 2007, compared to the second half of fiscal 2006, in an effort to protect and enhance its market share and to highlight its Fall and Holiday product offerings.

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
Shared services	$30,448	$24,373
Percentage of total net sales	7.0%	6.0%
     Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Shared services expenses increased as a percentage of net sales by approximately 100 basis points mainly due to increased relocation, recruitment, technology and marketing support costs and from the deleverage associated with the Company’s negative same store sales. This increase was offset, in part, by a reduction in incentive compensation and stock-based compensation when compared to the comparable prior period.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
Interest income, net	$2,674	$2,835
Percentage of total net sales	0.6%	0.7%
     The decrease in net interest income during the current period was primarily the result of a decrease in the average marketable securities balance in the current period when compared to the prior period, largely due to the Company’s $200 million share repurchase program last year.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 35.9% compared to an effective tax rate of 36.6% for the prior period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. The decrease is primarily attributable to favorable permanent differences, mainly higher charitable inventory contributions and tax-free interest, representing a higher portion of pre-tax income in the current period compared to the prior year, offset, in part, by a slightly unfavorable change in the Company’s overall state effective tax rate.

     Loss on Discontinued Operations, net of tax
     The following table shows loss on discontinued operations, net of tax in dollars and as a percentage of total net sales for the thirteen weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
Loss on discontinued operations, net of tax	$82	$627
Percentage of total net sales	0.0%	0.2%
     In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented. In the current period, the Company incurred additional immaterial costs from such discontinued operations and does not expect to incur additional material costs from such discontinued operations in future quarters.
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 4, 2007	July 29, 2006
Net income	$38,683	$53,843
Percentage of total net sales	8.9%	13.3%
Results of Operations — Twenty-Six Weeks Ended August 4, 2007 Compared to the Twenty-Six Weeks Ended July 29, 2006.
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet and other net sales (which includes net sales to franchisees) in dollars and as a percentage of total net sales for the twenty-six weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 4, 2007		July 29, 2006
Net sales by Chico’s/Soma stores	$641,824	72.2%	$597,603	75.3%
Net sales by WH|BM stores	213,591	24.0	167,383	21.1
Net sales by catalog and Internet	33,586	3.8	24,231	3.0
Other net sales	115	0.0	4,860	0.6

Net sales	$889,116	100.0%	$794,077	100.0%

     Net sales by Chico’s/Soma and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings. At the same time, the extent of the increase in net sales by Chico’s/Soma and WH|BM stores was negatively impacted by decreases in the Chico’s/Soma and WH|BM brand’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
Comparable store sales (decreases) increases	$(27,077)	$39,815
Comparable same store sales %	(3.6)%	6.2%
New store sales increase, net	$117,506	$77,260
     The comparable store sales decrease of 3.6% (for the twenty-six week period ended August 4, 2007 compared to the twenty-six week period ending August 5, 2006) was driven primarily by a decrease of 8.4% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), reflecting increased markdowns due to merchandise offerings that the Company believes were not as compelling from a fashion sense as the Company has offered in the past and, to a lesser extent, the general overall softness in the retailing environment. The comparable store sales decrease was also impacted by a 1.9% decrease in the WH|BM average unit retail price. In the current period, WH|BM same store sales represent approximately 22% of the total same store sales base compared to 20% in the prior period. The Chico’s brand same store sales decreased by approximately 4% and the WH|BM brand’s same store sales decreased by approximately 3% when comparing fiscal 2007 to the comparable weeks last year. Soma Intimates stores sales, which were included in the comparable store sales calculation beginning in September 2005, have not had a material impact on the calculation.
     Net sales by catalog and Internet for the current period, which included merchandise from the Chico’s, WH|BM, and Soma Intimates brands increased by $9.4 million, or 38.6%, compared to net sales by catalog and Internet for the prior period. The Company believes this increase is attributable to the implementation of the Company’s improvements in its website and call center infrastructure and its current approach to merchandising on the website. The Company intends to continue making improvements to further promote sales through these channels.
     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the twenty-six weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
Cost of goods sold	$357,623	$309,140
Gross profit	531,493	484,937
Gross profit percentage	59.8%	61.1%
     Gross profit percentage decreased by 130 basis points compared to the prior period resulting primarily from the mix effect resulting from the WH|BM and Soma Intimates sales continuing to become a larger portion of the Company’s overall net sales (both WH|BM and Soma brands operate with lower gross margins than the gross margins experienced by the Chico’s brand). Gross profit percentage was also negatively impacted by a 50 basis point decrease in merchandise margins at Chico’s front-line stores and a 100 basis point decrease in merchandise margins at WH|BM front-line stores, both of which were primarily attributable to a higher markdown rate in the current period compared to the prior period. To a lesser extent, gross profit percentage decreased due to the Company’s continued investment in its product development and merchandising functions for each of its three brands.

     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the twenty-six weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
Store operating expenses	$305,952	$236,344
Percentage of total net sales	34.4%	29.8%
     Store operating expenses include all direct expenses, including personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores, including district and regional management expenses and other store support functions. Store operating expenses as a percentage of net sales in the current period increased by approximately 460 basis points compared to the prior period primarily due to increased occupancy and personnel costs attributable mainly to the investment in larger sized Chico’s and WH|BM new and expanded stores, the Company’s continuing increased investment in store payroll to improve service levels, the mix effect of the WH|BM and Soma stores becoming a larger portion of the Company’s store base (both WH|BM and Soma brands operate with higher store operating costs as a percentage of sales than the store operating costs as a percentage of sales experienced by the Chico’s brand) and from the deleverage associated with the Company’s negative same store sales. To a lesser degree, store operating expenses as a percentage of sales also increased as a result of additional store level promotion and outreach events across all brands.

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
Marketing	$30,385	$30,585
Percentage of total net sales	3.4%	3.8%
     Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail) and national advertising expenses. Marketing expenses decreased as a percentage of net sales by approximately 40 basis points. However, the Company intends to increase its marketing spend in the second half of fiscal 2007, compared to the second half of fiscal 2006, in an effort to protect and enhance its market share and to highlight its Fall and Holiday product offerings.

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
Shared services	$62,739	$54,521
Percentage of total net sales	7.1%	6.9%
     Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Shared services expenses increased as a percentage of net sales by approximately 20 basis points mainly due to increased relocation, recruitment and technology costs and from the deleverage associated with the Company’s negative same store sales. This increase was offset, in part, by a reduction in incentive compensation and stock-based compensation when compared to the prior period.

     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the twenty-six weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
Interest income, net	$4,920	$5,965
Percentage of total net sales	0.6%	0.7%
     The decrease in net interest income during the current period was primarily the result of a decrease in the total amount of marketable securities when compared to the prior period.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 36.0% compared to an effective tax rate of 36.6% for the prior period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. The decrease is primarily attributable to favorable permanent differences, mainly higher charitable inventory contributions and tax-free interest, representing a higher portion of pre-tax income in the current period compared to the prior year, offset, in part, by a slightly unfavorable change in the Company’s overall state effective tax rate.
     Loss on Discontinued Operations, net of tax
     The following table shows loss on discontinued operations, net of tax in dollars and as a percentage of total net sales for the twenty-six weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
Loss on discontinued operations, net of tax	$2,067	$1,124
Percentage of total net sales	0.2%	0.1%
     In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented. The loss on discontinued operations, net of tax, which for the twenty-six week period ended August 4, 2007 included certain one-time costs related to employee severance and lease termination costs, reduced the company’s year-to-date earnings for the current period by approximately $.01 per diluted share. The Company does not expect to incur material additional costs from such discontinued operations in future quarters.
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the twenty-six weeks ended August 4, 2007 and July 29, 2006 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 4, 2007	July 29, 2006
Net income	$85,842	$106,307
Percentage of total net sales	9.7%	13.4%

Comparable Company Store Net Sales
     Comparable Company store net sales decreased by 5.6% in the current quarter and 3.6% for the first six months when compared to the comparable period last year ended August 5, 2006 (the Chico’s brand same store sales decreased by approximately 6% in the current quarter and 4% for the first six months of the fiscal year and the WH|BM brand’s same store sales decreased by approximately 3% in the current quarter and 3% in the first six months of the fiscal year). These decreases were largely due to merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past, the aforementioned decrease in the Company’s average unit retail prices and, to a lesser extent, the general overall softness in the retailing environment. Comparable Company store net sales data is calculated based on the change in net sales of currently open stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
     The comparable store percentage reported above includes 86 and 92 stores that were expanded or relocated within the last twelve months from the beginning of the respective prior period by an average of 1,369 and 1,325 net selling square feet, respectively. If the stores that were expanded and relocated had been excluded from the comparable store base, the decrease in comparable store net sales would have been 6.3% for the current quarter and 4.9% for the first six months (versus a decrease of 5.6% and 3.6% as reported, respectively). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. Soma Intimates stores sales, which were included in the comparable store sales calculation beginning in September 2005, have not had a material impact on the calculation.
Liquidity and Capital Resources
     The Company’s ongoing capital requirements have been, and continue to be for, funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned expansion of its headquarters, distribution center and other central support facilities, to fund stock repurchases under the Company’s previous stock repurchase programs, and for continued improvement in information technology tools, including the ongoing conversions the Company is planning to the SAP software platform and its e-commerce platform.
     The following table shows the Company’s capital resources as of August 4, 2007 and July 29, 2006 (amounts in thousands):

	August 4, 2007	July 29, 2006
Cash and cash equivalents	$12,069	$15,020
Marketable securities	275,073	238,378
Working capital	312,213	272,402
     Working capital increased from July 29, 2006 to August 4, 2007 primarily due to the Company’s ability to generate cash from operating activities, which cash was more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories reduced by accounts payable and accrued liabilities.
     Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will satisfy the Company’s working capital needs, capital expenditure needs (see “New Store Openings and Facility Expansions” discussed below), commitments, and other liquidity requirements associated with the Company’s operations through at least the next 12 months.

     Operating Activities
     Net cash provided by operating activities was approximately $129.1 million and $140.8 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. The cash provided by operating activities for the current and prior periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:
•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.
     Investing Activities
     Net cash used in investing activities was $157.3 million compared to net cash provided by investing activities of $63.7 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively.
     The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores ($70.9 million), costs associated with system upgrades and new software implementations ($17.7 million) and other miscellaneous capital expenditures ($6.1 million).
     In addition, the Company purchased $36.7 million, net, of marketable securities during the current twenty-six week period. In contrast, in the prior period, the Company sold $163.1 million, net, in marketable securities, primarily to fund the Company’s stock repurchase programs in fiscal 2006.
     On August 1, 2007, the Company consummated a transaction to sell a parcel of land in south Fort Myers, Florida for a sale price totaling approximately $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage.
     Also, during the current twenty-six week period, the Company acquired all the territorial franchise rights to the state of Minnesota and the existing franchise locations in Minnesota for $32.9 million and also acquired a franchise store in Florida for $6.4 million, while in the prior period, the Company purchased most of the assets of the Fitigues brand stores for $7.5 million and repurchased one franchise store for $0.8 million.
     Financing Activities
     Net cash provided in financing activities for the twenty-six weeks ended August 4, 2007 was $3.0 million compared to net cash used by financing activities for the twenty-six weeks ended July 29, 2006 of $192.5 million.

     SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions attributable to stock-based compensation awards in excess of the compensation expense recognized for those awards (excess tax benefits) or tax deductions less than the compensation expense recognized for those awards (deficiency tax benefits) be classified as financing cash flows. For the twenty-six weeks ended August 4, 2007, the Company classified $0.1 million of deficiency tax benefits as a financing cash outflow while classifying $2.6 million of excess tax benefits for the twenty-six weeks ended July 29, 2006 as a financing cash inflow.
     During the twenty-six weeks ended August 4, 2007, the Company repurchased 4,318 shares in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
     In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During the twenty-six weeks ended July 29, 2006, the Company repurchased 3,081,104 shares of its common stock in connection with this stock repurchase program, which represents the entire $100 million initial stock repurchase program authorized by the Company’s Board.
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
     The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. During the first six months of the current fiscal year, certain of the Company’s current and former officers exercised an aggregate of 103,336 stock options at prices ranging from $8.80 to $21.95 and certain employees and former employees exercised an aggregate of 50,909 options at prices ranging from $0.1805 to $20.465. Also, during this period, the Company sold 40,013 shares of common stock during the March offering period under its employee stock purchase plan at a price of $19.03. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $3.3 million.
New Store Openings and Facility Expansions
     The Company is planning a 22-24% increase in its selling square footage for fiscal 2007, which is expected to result from approximately 130-140 net new stores and 45 to 55 relocations and expansions of existing stores. The anticipated breakdown of net new stores by brand for fiscal 2007 is as follows: 55 to 60 Chico’s stores, 55 to 60 WH|BM stores and approximately 18 Soma Intimates stores. Of the net new stores to be opened, 55 had been opened as of August 29, 2007. The Company is on track to meet its planned 130-140 net new store openings for fiscal 2007.
     The Company’s fiscal 2008 plan includes a targeted 12-15% growth in selling square feet, with an estimated 95 to 110 net new stores and 30 to 50 relocations/expansions. At this time, the Company estimates these new openings will be broken down by brand as follows: 40 to 45 Chico’s stores, 50 to 55 WH|BM stores, 5 to 10 Soma Intimates stores.
     During the first quarter of fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters site on Metro Parkway in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, some of which continue to be leased to unrelated third parties. As leases expire, the Company is utilizing the vacant space, which, in some cases, is likely to require modifications, for its expanding corporate headquarters needs. The acquisition was funded from the Company’s existing cash and marketable securities balances. With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available. The Company’s present goal in this regard is to begin design work in late fiscal 2007. It is currently anticipated that the Company will require additional distribution space in fiscal 2008 or early fiscal 2009 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company.
     During the third quarter of fiscal 2006, the Company reclassified a parcel of land located in south Fort Myers, Florida with a book value of $38.1 million from a long-term asset to a current asset that was being held for sale. On August 1, 2007, the Company consummated a transaction to sell the land with a sales price totaling approximately $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage. The note, which accrues interest at a fixed rate of 6.0% annually with interest payable quarterly and the principal amount payable in a balloon payment in two years, is included within other assets on the Company’s consolidated balance sheet.
     In May 2006, the Company announced that it will work with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) to assist in managing its retail stores, beginning first with its Soma brand. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate its future growth. On February 4, 2007, the Company successfully completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma Intimates brand to the new merchandising system and rolling out the new financial systems at the same time. The second major phase currently anticipates an initial roll out and utilization of this new system in each of its other two brands beginning as early as mid fiscal 2008 with completion anticipated in early fiscal 2009. The third major phase contemplates on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company through fiscal 2009 and beyond.
     The Company believes that the liquidity needed for its planned new store growth (including the continued investment associated with its Soma Intimates brand), its continuing store remodel/expansion program, the investments required for its Headquarters and distribution center expansions, its continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing cash and marketable securities balances, and, if necessary, the capacity included in its bank credit facilities. The Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new stores planned to be opened in future periods.

Contractual Obligations
     As of the adoption date for FIN 48, the total amount of unrecognized tax benefits associated with uncertain tax positions was $8.9 million. Until, and if, formal resolutions are reached between the Company and the relevant taxing authorities, the Company is unable to estimate a final determination related to its uncertain tax positions and therefore, is not updating the disclosures in the contractual obligations table presented in its Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
Seasonality and Inflation
     Although the operations of the Company are influenced by general economic conditions, the Company does not believe that inflation has had a material effect on the results of operations during the current or prior periods. The Company does not consider its business to be seasonal.
     The Company reports its sales on a monthly basis in line with most other public companies in the women’s apparel industry. Although the Company believes this regular reporting of interim sales may provide for greater transparency to investors, the Company is concerned that these interim results tend to be relied upon too heavily as a trend. For example, such factors as the weather (numerous hurricanes in fiscal 2005 and 2004), national events (elections and adverse economic conditions such as the increasingly more difficult housing market in 2007), international events (9/11 and developments in Iraq), interest rates, increased oil and other energy costs, changes in the nature of its merchandise promotions, and similar factors can significantly affect the Company for a particular period. In addition, the Company’s periodic results can be directly and significantly impacted by the extent to which the Company’s new merchandise offerings are accepted by its customers and by the timing of the introduction of such new merchandise.
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
Certain Factors That May Affect Future Results
     This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation, statements regarding future growth rates of the established Company store concept and the roll out of the Soma Intimates concept. The statements may address items such as future sales, gross profit expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information.
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
     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private label clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to effectively integrate newly engaged senior executives, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters, distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate catalog and Internet sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma Intimates merchandise divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at August 4, 2007, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of August 4, 2007 has not significantly changed since February 3, 2007. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of August 4, 2007, the Company did not have any outstanding borrowings on its line of credit and, given its liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes and auction rate securities, which are highly liquid, variable rate municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2009 to 2044, the interest rates are reset, depending on the type of security, either daily, or every 7, 28 or 35 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of August 4, 2007, an increase or decrease of 100 basis points in interest rates would have had an immaterial impact on the fair value of the marketable securities portfolio.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was named as the defendant in a suit filed in October 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President — Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. The Company asserted certain counterclaims against the plaintiff. The parties have reached an agreement to settle their disputes. The settlement is not expected to have a material impact on the Company’s results of operations or financial condition.
     On May 9, 2007, the Company was served with a lawsuit in which it was named as defendant in a putative class action in the Superior Court for the State of California, County of Los Angeles, Linda Balint v. Chico’s FAS, Inc. et al. The Complaint alleges that the Company, in violation of California law, failed to: (1) pay overtime wages, and (2) provide meal periods, among other claims. The Company timely filed its response to the Complaint. The parties have agreed to an early mediation in this matter and the mediation is expected to occur in October 2007. The Company does not currently expect that the case will have a material impact on the Company’s results of operations or financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Approximate Dollar
Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number of	Average Price Paid	Part of Publicly	Publicly Announced
Period	Shares Purchased(a)	per Share	Announced Plans	Plans
May 6, 2007 to June 2, 2007	327	$24.90	—	$—
June 3, 2007 to July 7, 2007	—	$—	—	$—
July 8, 2007 to August 4, 2007	—	$—	—	$—

Total	327	$24.90	—	$—

(a)	Consists of 327 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders of the Company was held June 26, 2007. There were 176,007,513 shares of common stock entitled to vote at the meeting. The following matters were voted upon:
a)	Election of Directors:

	Votes For	Votes Withheld
Class II-Term Expiring in 2010
Verna K. Gibson	154,544,925	3,411,069
Betsy S. Atkins	154,180,848	3,775,146
David F. Dyer	155,097,831	2,858,163
The terms of offices of John W. Burden, III, David F. Walker, Scott A. Edmonds, Charles J. Kleman, Ross E. Roeder and Michael A. Weiss continued after the annual meeting.

b)	Proposal to ratify the appointment of Ernst & Young LLP as Independent Certified Public Accountants:

Voting Results:	For the Proposal	157,406,345
	Against the Proposal	381,649
	Abstentions	168,000
ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1	Employment letter agreement between the Company and Donna Noce Colaco, with employment commencing on August 6, 2007

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	August 29, 2007	By:	/s/ Scott A. Edmonds

Scott A. Edmonds President and Chief Executive Officer (Principal Executive Officer)

Date:	August 29, 2007	By:	/s/ Charles J. Kleman

Charles J. Kleman Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 29, 2007	By:	/s/ Michael J. Kincaid

Michael J. Kincaid Senior Vice President — Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)