Form 10-Q
period 2007-11-03
CHICOS FAS INC
filed 2007-12-04
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
November 3, 2007	0-21258
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida (State of Incorporation)	59-2389435 (I.R.S. Employer Identification No.)
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
At November 30, 2007, there were 176,151,883 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	November 3,	February 3,
	2007	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$11,956	$37,203
Marketable securities, at market	277,513	238,336
Receivables	17,130	14,246
Inventories	168,158	110,840
Prepaid expenses	19,930	15,774
Land held for sale	—	38,120
Deferred taxes	17,261	17,337

Total Current Assets	511,948	471,856
Property and Equipment:
Land and land improvements	15,200	14,640
Building and building improvements	60,534	56,782
Equipment, furniture and fixtures	329,556	268,122
Leasehold improvements	381,179	301,670

Total Property and Equipment	786,469	641,214
Less accumulated depreciation and amortization	(235,541)	(184,474)

Property and Equipment, Net	550,928	456,740
Other Assets:
Goodwill	96,774	62,596
Other intangible assets	38,930	34,040
Deferred taxes	20,801	11,837
Other assets, net	37,851	21,065

Total Other Assets	194,356	129,538

	$1,257,232	$1,058,134

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$96,765	$55,696
Accrued liabilities	89,823	87,367
Current portion of deferred liabilities	1,344	1,169

Total Current Liabilities	187,932	144,232
Noncurrent Liabilities:
Deferred liabilities	139,975	109,971

Total Noncurrent Liabilities	139,975	109,971
Stockholders’ Equity:
Common stock	1,758	1,757
Additional paid-in capital	245,916	229,934
Retained earnings	681,651	572,240

Total Stockholders’ Equity	929,325	803,931

	$1,257,232	$1,058,134

See Accompanying Notes

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended
	November 3, 2007		October 28, 2006		November 3, 2007		October 28, 2006
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales by Chico’s/Soma stores	$942,399	72.2	$894,423	74.8	$300,576	72.3	$296,820	73.8
Net sales by White House | Black Market stores	310,928	23.8	257,171	21.5	97,337	23.4	89,788	22.3
Net sales by catalog & Internet	51,587	4.0	36,740	3.1	18,000	4.3	12,509	3.1
Other net sales	115	0.0	7,962	0.6	—	—	3,102	0.8

Net sales	1,305,029	100.0	1,196,296	100.0	415,913	100.0	402,219	100.0
Cost of goods sold	531,072	40.7	470,571	39.3	173,449	41.7	161,431	40.1

Gross profit	773,957	59.3	725,725	60.7	242,464	58.3	240,788	59.9
Selling, general and administrative expenses:
Store operating expenses	467,660	35.8	369,209	30.9	161,708	38.9	132,865	33.0
Marketing	55,897	4.3	45,481	3.8	25,511	6.1	14,896	3.7
Shared services	94,700	7.3	82,192	6.9	31,962	7.7	27,671	6.9

Total selling, general, and administrative expenses	618,257	47.4	496,882	41.6	219,181	52.7	175,432	43.6

Income from operations	155,700	11.9	228,843	19.1	23,283	5.6	65,356	16.3
Gain on sale of investment	6,833	0.6	—	—	6,833	1.6	—	—
Interest income, net	8,177	0.6	8,303	0.7	3,257	0.8	2,339	0.6

Income before taxes	170,710	13.1	237,146	19.8	33,373	8.0	67,695	16.9
Income tax provision	59,065	4.5	86,798	7.2	9,637	2.3	24,777	6.2

Income from continuing operations	111,645	8.6	150,348	12.6	23,736	5.7	42,918	10.7
Loss on discontinued operations, net of tax	2,234	0.2	1,894	0.2	166	0.0	771	0.2

Net income	$109,411	8.4	$148,454	12.4	$23,570	5.7	$42,147	10.5

Per share data:
Income from continuing operations per common share—basic	$0.63		$0.84		$0.13		$0.24
Loss on discontinued operations per common share—basic	$(0.01)		$(0.01)		$(0.00)		$(0.00)

Net income per common share—basic	$0.62		$0.83		$0.13		$0.24

Income from continuing operations per common share-diluted	$0.63		$0.84		$0.13		$0.24
Loss on discontinued operations per common share-diluted	$(0.01)		$(0.01)		$(0.00)		$(0.00)

Net income per common & common equivalent share—diluted	$0.62		$0.83		$0.13		$0.24

Weighted average common shares outstanding—basic	175,511		178,036		175,557		175,234

Weighted average common & common equivalent shares outstanding—diluted	176,614		179,238		176,281		176,184

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,411	$148,454

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	7,718	5,557
Depreciation and amortization, other	59,526	44,007
Deferred tax benefit	(9,743)	(17,216)
Stock-based compensation expense, cost of goods sold	3,597	4,833
Stock-based compensation expense, other	9,131	12,052
Deficiency (excess) tax benefit of stock-based compensation	259	(2,623)
Deferred rent expense, net	7,574	5,133
Gain on sale of investment	(6,833)	—
(Gain) loss on disposal of property and equipment	(919)	820
Increase in assets—
Receivables, net	(2,495)	(7,091)
Inventories	(56,285)	(41,506)
Prepaid expenses and other	(5,508)	(5,403)
Increase in liabilities— Accounts payable	41,069	30,103
Accrued and other deferred liabilities	25,635	36,837

Total adjustments	72,726	65,503

Net cash provided by operating activities	182,137	213,957

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases) sales of marketable securities, net	(39,177)	150,242
Purchase of Fitigues assets	—	(7,527)
Purchase of Minnesota franchise rights and stores	(32,896)	—
Acquisition of other franchise stores	(6,361)	(811)
Proceeds from sale of land	13,426	—
Proceeds from sale of investment	15,090	—
Purchases of property and equipment	(160,452)	(165,094)

Net cash used in investing activities	(210,370)	(23,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,524	6,181
(Deficiency) excess tax benefit of stock-based compensation	(259)	2,623
Repurchase of common stock	(279)	(200,000)

Net cash provided by (used in) financing activities	2,986	(191,196)

Net decrease in cash and cash equivalents	(25,247)	(429)
CASH AND CASH EQUIVALENTS — Beginning of period	37,203	3,035

CASH AND CASH EQUIVALENTS — End of period	$11,956	$2,606

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$470	$73
Cash paid for income taxes, net	$72,524	$86,950
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of note receivable for sale of land	$25,834	$—
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 3, 2007
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
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirty-nine weeks ended November 3, 2007 are not necessarily indicative of the results that may be expected for the entire year.
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
     In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented as shown in the following table:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$1,688	$3,900	$—	$1,344

Loss from operations	$3,416	$2,988	$181	$1,216
Income tax benefit	$1,182	$1,094	$15	$445

Net loss on discontinued operations	$2,234	$1,894	$166	$771

     As of November 3, 2007, the operations of the Fitigues brand have ceased and the Company does not expect to incur any further material costs associated with the closing down of this brand.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 3, 2007
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
     The cumulative effect of adoption of FIN 48 did not result in any adjustment in the Company’s liability for unrecognized income tax benefits. As of the date on which the Company adopted FIN 48, the total amount of unrecognized tax benefits associated with uncertain tax positions was $8.9 million, of which $6.5 million if recognized, would favorably affect the effective tax rate if ultimately resolved in the Company’s favor. There have been no significant changes to the total amount of unrecognized tax benefits associated with uncertain tax positions during the thirty-nine weeks ended November 3, 2007.
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
     Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s accrued position. Accordingly, the Company’s provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of November 3, 2007, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 3, 2007
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
Note 5. Acquisitions of Chico’s Franchised Stores
     On February 4, 2007, the Company consummated its asset purchase of Intraco, Inc. (“Intraco”) pursuant to which the Company acquired the franchise rights for the state of Minnesota and purchased a substantial portion of the assets of Intraco. Intraco, which held territorial franchise rights to the entire state of Minnesota for the Chico’s brand, operated twelve Chico’s brand store locations in Minnesota at that time. The acquisition included all of the existing retail store locations together with the reacquisition of the territorial franchise rights to the state of Minnesota. The total purchase price for the acquisition of the twelve stores was approximately $32.9 million. The Company’s preliminary allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to goodwill was as follows: $0.9 million to current assets, $1.4 million to fixed assets, $4.9 million to intangible assets, which represents the fair value of re-acquired territory rights, $27.7 million to goodwill, net of $2.0 million to current liabilities. The Company’s consolidated statements of income include the results of operations for these twelve stores from and after February 4, 2007, the date of acquisition of such stores.
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
November 3, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Goodwill and Intangible Assets
     The Company’s goodwill and its indefinite-lived intangible assets are reviewed annually for impairment or more frequently if impairment indicators arise. The annual valuation will be performed during the fourth quarter of each year. The change in the carrying amount of goodwill for the thirty-nine weeks ended November 3, 2007 is as follows:

Balance as of February 3, 2007	$62,596
Goodwill related to the acquisition of MN franchise stores	27,733
Goodwill related to the acquisition of FL franchise store	6,445

Total	$96,774

Note 7. Long Term Investment
     On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment. The transaction was completed during the third quarter and the Company recorded a pre-tax gain of approximately $6.8 million, which is reflected as non-operating income in the accompanying statement of operations.
Note 8. Stock-Based Compensation
General
     Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense for share-based awards recognized during the thirty-nine weeks ended November 3, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 3, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 8. Stock-Based Compensation (continued)
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
     The weighted average assumptions relating to the valuation of the Company’s stock options for the thirty-nine and thirteen weeks ended November 3, 2007 and October 28, 2006 were as follows:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Weighted average fair value of grants	$9.13	$15.37	$6.16	$9.32
Expected volatility	43%	46%	42%	46%
Expected term (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	4.5%	4.6%	4.0%	4.6%
Expected dividend yield	N/A	N/A	N/A	N/A
Stock Based Compensation Activity
     As of November 3, 2007, 5,328,194 nonqualified options are outstanding at a weighted average exercise price of $20.86 per share, and 1,604,240 remain available for future grants of either stock options, restricted stock or restricted stock units, subject to certain sublimits applicable to restricted stock.
     The following table presents a summary of the Company’s stock options activity for the thirty-nine weeks ended November 3, 2007:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	5,101,065	$21.08
Granted	778,375	21.88
Exercised	(164,657)	15.72
Canceled or expired	(386,589)	27.99

Outstanding, end of period	5,328,194	20.86

Exercisable at November 3, 2007	3,744,673	18.24

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 3, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 8. Stock-Based Compensation (continued)
     The following table presents a summary of the Company’s restricted stock activity for the thirty-nine weeks ended November 3, 2007:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested, beginning of period	377,589	$30.84
Granted	263,618	21.10
Vested	(56,608)	27.71
Canceled	(59,743)	28.71

Nonvested, end of period	524,856	26.52

     For the thirty-nine and thirteen weeks ended November 3, 2007 and October 28, 2006, respectively, stock-based compensation expense was allocated as follows (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Cost of goods sold	$3,597	$4,833	$731	$1,689
General, administrative and store operating expenses	9,130	12,052	2,027	4,292

Stock-based compensation expense before income taxes	$12,727	$16,885	$2,758	$5,981
Income tax benefit	4,346	6,072	785	2,106

Total stock-based compensation expense after income taxes	$8,381	$10,813	$1,973	$3,875

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 3, 2007
(Unaudited)
(in thousands, except share and per share amounts)
Note 9. Net Income Per Share
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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
Weighted average common shares outstanding — basic	175,510,734	178,036,341	175,557,197	175,234,410
Dilutive effect of stock options and unvested restricted stock outstanding	1,103,722	1,202,122	724,049	950,012

Weighted average common and common equivalent shares outstanding — diluted	176,614,456	179,238,463	176,281,246	176,184,422

     For the three and nine month periods ended November 3, 2007, of the securities then outstanding, 4,175,079 and 2,786,784 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.
     For each of the three and nine month periods ended October 28, 2006, of the securities then outstanding, 2,351,433 and 801,213 shares of common stock, respectively, were excluded from the computation of diluted EPS on the basis that such options were antidilutive.

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
     Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using mainly easy-care fabrics. WH|BM, which the Company acquired in September 2003, and which began operations in 1985, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in the classic and timeless colors of white and black and related shades. Soma Intimates was initially launched in August 2004 under the name Soma by Chico’s. This concept offers foundation products in intimate apparel, sleepwear, and activewear that was initially aimed at the Chico’s target customer. The Company believes, however, that Soma’s focus and styling appeals to a broader customer base and the Company is pursuing this broader customer base, having changed the name to Soma Intimates and expanded its marketing focus earlier this year.
     The Company earns revenues and generates cash through the sale of merchandise in its retail stores, and through its call centers, which handle sales related to catalog and online operations for all brands.
     The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. The Company has grown from 378 stores as of February 1, 2003 to 1,004 stores as of November 3, 2007, which includes the store growth resulting from the acquisition of the 107 WH|BM stores in fiscal 2003 and the launch of the Soma brand in fiscal 2004. The Company continues to expand its presence through the opening of new stores, the development of new opportunities such as Soma and through the extension of its merchandise line. As described in previous Forms 10-K and 10-Q, the Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) can be expected to decrease from the rate of overall sales growth experienced in years prior to fiscal 2006 (which had been in the range of 30-40%), such anticipated decrease in rate of growth reflecting in large part the Company’s significantly increased size, its more manageable 22-24% net square footage growth goal for fiscal 2007, its approximate 10% net square footage growth goal for fiscal 2008, its net square footage growth for fiscal 2009, which is currently expected to be in the 10% range, and the uncertainty as to how long its same store sales will continue to experience decreases, as was the case during the second half of fiscal 2006 and the first nine months of fiscal 2007, and the expectation that when its same store sales again reflect increases, such increases are likely to be more moderate than has been the case historically. The Company generally expects to continue to generate from its operations the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.

     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, providing compelling merchandise, maintaining newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, effectuating customer acceptance of new store concepts, integrating new or acquired businesses, maturing the newer brand concepts, implementing the process of senior management succession, continuing to compete in an increasingly competitive business sector, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth — For the thirteen-week and thirty-nine week periods ended November 3, 2007, the Company’s consolidated comparable store sales results (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) decreased 9.3% and 5.5%, respectively compared to the comparable period last year ending November 4, 2006. The Company believes its same store sales were affected by numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in particularly cautious spending, one of the warmest fall selling seasons on record, lower than anticipated traffic and from merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past. The Company’s current strategy is to target a general overall trend to return to comparable store sales growth. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in determining its future levels of success particularly in terms of the Company’s success (i) in effectively operating its stores across all brands, (ii) in managing its continuing store expansion program across all brands, (iii) in maturing and developing its newer brands and (iv) in achieving its targeted levels of earnings per share.

•	Positive operating cash flow — For the thirty-nine week period ended November 3, 2007, cash flow from operations totaled $182 million compared with $214 million for the prior year’s thirty-nine week period ended October 28, 2006. The Company believes that a key strength of its business is the ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with the Company’s proposed expansions of its existing corporate headquarters and distribution center, any future stock repurchase programs, costs associated with continued improvement of information technology tools, including the conversions to the SAP software platform, and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of this MD&A.

•	Loyalty Clubs and Customer Development — Management believes that a significant indicator of the Company’s success is the extent of the growth and frequency of shopping, associated with its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives. The Passport Club, the Chico’s/Soma frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and, upon spending $500, customers automatically become permanent members and are entitled to a lifetime 5% discount and other benefits. The Black Book loyalty program, the WH|BM frequent shopper club, is similar to the Passport Club in most key respects except that customers become permanent

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

As of November 3, 2007, the Company had approximately 1.8 million active Chico’s/Soma permanent Passport Club members and approximately 1.5 million active preliminary Passport Club members, while as of October 28, 2006, the Company had approximately 1.5 million active Chico’s/Soma permanent Passport Club members and approximately 1.5 million active preliminary Passport Club members.

As of November 3, 2007, the Company had approximately 0.7 million active WH|BM permanent Black Book members and approximately 1.4 million active preliminary Black Book members, while as of October 28, 2006, the Company had approximately 0.5 million active WH|BM permanent Black Book members and approximately 1.2 million active preliminary Black Book members.

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
     In addition to the key performance indicators mentioned above, the Company’s operational strategies are focused on qualitative factors as well. The Company’s ability to manage its multiple brands, to develop and grow its Soma Intimates concept, to expand the Company’s direct to consumer business, to secure new quality store locations including relocations and/or expansions of existing stores and to launch new product categories within all brands, are all important strategies that, if successful, should contribute to the continued growth of the Company.
     The Company continues to evaluate and monitor the progress of its intimate apparel initiative with its Soma Intimates brand. The Company recognizes that the Soma Intimates business can be seen as complementary to its basic apparel business, but also understands that many aspects of this business require unique attention. The Company monitors Soma Intimates merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases in the foundation category. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. The Company estimates that the Soma brand reduced the Company’s earnings by approximately $.08 per diluted share for the thirty-nine weeks ended November 3, 2007. The Company is now expecting that the investment in the continued growth and development of the Soma brand will reduce fiscal year 2007 earnings by approximately $.10 to $.11 per diluted share and will continue to reduce earnings in fiscal year 2008. The Company further believes that the continued investment in the Soma brand is in the best long-term interest of its shareholders and that an impact on earnings per share of this order is acceptable when balanced against the potential of the brand’s perceived longer term potential.

     For the thirteen weeks ended November 3, 2007 (the “current period”), the Company reported net sales, operating income and net income of $416 million, $23 million and $24 million, respectively. Net sales increased by 3.4% from the comparable period in the prior fiscal year, while operating income and net income decreased by 64.4% and 44.1%, respectively, from the comparable thirteen-week period ended October 28, 2006 (the “prior period”). The Company’s gross profit percentage was 58.3% for the current period compared to 59.9% in the prior period primarily due to decreased merchandise margins at the Chico’s front-line stores, attributable primarily to a higher markdown rate compared to the prior period as well as the mix effect of WH|BM and Soma sales continuing to become a larger percentage of overall net sales (both WH|BM and Soma operate with lower gross margins than the gross margins experienced by the Chico’s brand) and to a lesser extent, by the Company’s continued investment in its product development and merchandising functions for each of its three brands. Selling, general and administrative expenses in the current period increased as a percentage of net sales over the prior period by approximately 910 basis points due to increased store operating expenses (primarily occupancy and personnel costs) and marketing costs as a percentage of sales as well as from the deleverage associated with the Company’s negative same store sales and increased shared services costs (primarily an increase in personnel relocation and recruitment expenses) offset somewhat by a reduction in incentive and stock-based compensation as a percentage of sales.
     For the thirty-nine weeks ended November 3, 2007 (the “current period”), the Company reported net sales, operating income and net income of $1.31 billion, $156 million and $109 million, respectively. Net sales increased by 9.1% from the comparable period in the prior fiscal year, while operating income and net income decreased by 32.0% and 26.3%, respectively, from the thirty-nine week period ended October 28, 2006 (the “prior period”). The Company’s gross profit percentage was 59.3% for the current period compared to the 60.7% in prior period primarily due to decreased merchandise margins at the Chico’s front-line stores, attributable primarily to a higher markdown rate compared to the prior period as well as the mix effect of WH|BM and Soma sales continuing to become a larger percentage of overall net sales (both WH|BM and Soma operate with lower gross margins than the gross margins experienced by the Chico’s brand) and to a lesser extent, by the Company’s continued investment in its product development and merchandising functions for each of its three brands. Selling, general and administrative expenses in the current period increased as a percentage of net sales over the prior period by approximately 580 basis points due to increased store operating expenses (primarily occupancy and personnel costs), the deleverage associated with the Company’s negative same store sales, and to a lesser extent, from increased marketing costs as a percentage of sales and increased shared services costs (primarily an increase in relocation expenses) offset somewhat by a reduction in incentive and stock-based compensation as a percentage of sales.
Future Outlook
     The entire retail sector continues to be affected by numerous challenges. It now appears that based on the Company’s November sales performance, that fourth quarter earnings could approach the break even level.
     The Company is currently focused on executing its holiday strategies, providing its customers with outstanding personal service and capturing as much of its customers holiday spending as possible. The Company intends to end the season with clean inventory levels and is aggressively moving to control many other expenditures, including capital expenditures, both presently and for 2008. To that end, the Company is taking a more conservative approach to its fiscal 2008 growth and expansion plans than previously announced by reducing the square footage growth rate from 12%-15% to approximately 10%, which will reduce the number of planned store openings to approximately 60-65 net new stores. Expansions and relocations are expected to come in at the low-end of previous guidance. The Company will continue to evaluate its 2009 growth and expansion plans as well.
     In 2008, the Company will continue to focus on improving the performance of its existing stores, expanding its direct to consumer business, and investing in design and merchandising talent, and other critical infrastructure needs. The Company believes these strategies, coupled with its strong financial position, will position it to take full advantage of market opportunities when economic conditions improve.

Results of Operations — Thirteen Weeks Ended November 3, 2007 Compared to the Thirteen Weeks Ended October 28, 2006.
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet and other net sales (which includes net sales to franchisees) in dollars and as a percentage of total net sales for the thirteen weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 3, 2007		October 28, 2006
Net sales by Chico’s/Soma stores	$300,576	72.3%	$296,820	73.8%
Net sales by WH|BM stores	97,337	23.4	89,788	22.3
Net sales by catalog and Internet	18,000	4.3	12,509	3.1
Other net sales	—	—	3,102	0.8

Net sales	$415,913	100.0%	$402,219	100.0%

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

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
Comparable same store sales decreases	$(34,896)	$(4,091)
Comparable same store sales %	(9.3)%	(1.2)%
New store sales increase, net	$46,201	$45,842
     The comparable same store sales decrease of 9.3% (for the thirteen-week period ended November 3, 2007 compared to the thirteen-week period ending November 4, 2006) was driven primarily by a decrease of 7.6% in the Chico’s front-line average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix). The Company believes its same store sales were affected by numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in particularly cautious spending, one of the warmest fall selling seasons on record, lower than anticipated traffic and from merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past. The comparable store sales decrease was also impacted by a decrease in transactions at WH|BM stores, offset in part by a 3.7% increase in the average unit retail price. In the current period, WH|BM same store sales represent approximately 22% of the total same store sales base compared to 21% in the prior period. The Chico’s brand same store sales decreased by approximately 8% and the WH|BM brand’s same store sales decreased by approximately 13% when comparing fiscal 2007 to the comparable weeks last year. Soma Intimates stores sales, which were included in the comparable store sales calculation beginning in September 2005, have not had a material impact on the calculation.
     Net sales by catalog and Internet for the current period, which included merchandise from the Chico’s, WH|BM, and Soma Intimates brands increased by $5.5 million, or 43.9%, compared to net sales by catalog and Internet for the prior period. The Company believes this increase is attributable to the implementation of the Company’s improvements in its website and call center infrastructure and its current approach to merchandising on the website. The Company intends to continue making improvements to further promote sales through these channels.
     As a result of the Company’s acquisition of all of its franchise locations in early fiscal 2007, the Company did not earn revenues that otherwise would have been classified as other net sales during the current period.
     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirteen weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
Cost of goods sold	$173,449	$161,431
Gross profit	242,464	240,788
Gross profit percentage	58.3%	59.9%
     Gross profit percentage decreased by 160 basis points compared to the prior period resulting primarily from a 100 basis point decrease in merchandise margins at the Chico’s front-line stores as well as from lower merchandise margins in the direct to consumer and outlet divisions primarily due to higher markdown rates resulting from lower than anticipated sales in the Company’s front-line divisions. To a lesser extent, gross profit percentage was also negatively impacted by the mix effect resulting from the WH|BM and Soma Intimates sales continuing to become a larger portion of the Company’s overall net sales (both WH|BM and Soma brands operate with lower gross margins than the gross margins experienced by the Chico’s brand), and by the Company’s continued investment in its product development and merchandising functions for each of its three brands.
     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the thirteen weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
Store operating expenses	$161,708	$132,865
Percentage of total net sales	38.9%	33.0%
     Store operating expenses include all direct expenses, including such items as personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores including district and regional management expenses and other store support functions. Store operating expenses as a percentage of net sales in the current period increased by approximately 590 basis points compared to the prior period primarily due to increased occupancy and personnel costs attributable mainly to the investment in larger sized Chico’s and WH|BM new and expanded stores, the Company’s continuing increased investment in store payroll to improve service levels, the mix effect of the WH|BM and Soma Intimates stores becoming a larger portion of the Company’s store base (both WH|BM and Soma brands operate with

higher store operating costs as a percentage of sales than the store operating costs as a percentage of sales experienced by the Chico’s brand) and from the deleverage associated with the Company’s negative same store sales. To a lesser degree, store operating expenses as a percentage of sales also increased as a result of additional store level promotion and outreach events across all brands.

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
Marketing	$25,511	$14,896
Percentage of total net sales	6.1%	3.7%
     Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail) and national advertising expenses. Marketing expenses increased as a percentage of net sales by approximately 240 basis points primarily due to the Company’s planned increase in its marketing spend in an effort to protect and enhance its market share and to highlight its Fall and Holiday product offerings and the deleverage associated with the Company’s negative same store sales.

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
Shared services	$31,962	$27,671
Percentage of total net sales	7.7%	6.9%
     Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Shared services expenses increased as a percentage of net sales by approximately 80 basis points mainly due to increased personnel relocation and recruitment costs, severance, technology and marketing support costs and from the deleverage associated with the Company’s negative same store sales. This increase was offset, in part, by a reduction in stock-based compensation when compared to the comparable prior period.
     Gain on Sale of Investment
     On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment. The transaction was completed during the third quarter and the Company recorded a pre-tax gain of approximately $6.8 million, which is reflected as non-operating income in the accompanying statement of operations.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
Interest income, net	$3,257	$2,339
Percentage of total net sales	0.8%	0.6%
     The increase in net interest income during the current period was primarily the result of an increase in the total amount of marketable securities when compared to the prior period and, to a lesser extent, from interest income related to the note receivable issued in conjunction with the Company’s land sale.

     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 28.9% compared to an effective tax rate of 36.6% for the prior period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. In light of the Company’s revised estimate of pre-tax income for the full fiscal year of 2007 and the favorable permanent differences (mainly higher charitable inventory contributions and tax-free interest) representing a considerably higher proportion of pre-tax income in the current period compared to the prior period, the Company reevaluated and adjusted its effective tax rate estimate for the full 2007 fiscal year.
     Loss on Discontinued Operations, net of tax
     The following table shows loss on discontinued operations, net in dollars and as a percentage of total net sales for the thirteen weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
Loss on discontinued operations, net of tax	$166	$771
Percentage of total net sales	0.0%	0.2%
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
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 3, 2007	October 28, 2006
Net income	$23,570	$42,147
Percentage of total net sales	5.7%	10.5%

Results of Operations — Thirty-Nine Weeks Ended November 3, 2007 Compared to the Thirty-Nine Weeks Ended October 28, 2006.
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet and other net sales (which includes net sales to franchisees) in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 3, 2007		October 28, 2006
Net sales by Chico’s/Soma stores	$942,399	72.2%	$894,423	74.8%
Net sales by WH|BM stores	310,928	23.8	257,171	21.5
Net sales by catalog and Internet	51,587	4.0	36,740	3.1
Other net sales	115	0.0	7,962	0.6

Net sales	$1,305,029	100.0%	1,196,296	100.0%

     Net sales by Chico’s, Soma Intimates and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings. At the same time, the extent of the increase in net sales by Chico’s/Soma and WH|BM stores in the current period was negatively impacted by decreases in the Chico’s/Soma and WH|BM brand’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
Comparable same store sales (decreases) increases	$(61,973)	$35,724
Comparable same store sales %	(5.5)%	3.6%
New store sales increase, net	$163,706	$123,101
     The comparable same store sales decrease of 5.5% (for the thirty-nine week period ended November 3, 2007 compared to the thirty-nine week period ending November 4, 2006) was driven primarily by a decrease of 8.3% in the Chico’s front-line average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix). The Company believes its same store sales were affected by numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in particularly cautious spending, one of the warmest fall selling seasons on record, lower than anticipated traffic and from merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past. In the current period, WH|BM same store sales represent approximately 22% of the total same store sales base compared to 20% in the prior period. The Chico’s brand same store sales decreased by approximately 5% and the WH|BM brand’s same store sales decreased by approximately 6% when comparing fiscal 2007 to the comparable weeks last year. Soma Intimates stores sales, which were included in the comparable store sales calculation beginning in September 2005, have not had a material impact on the calculation.
     Net sales by catalog and Internet for the current period, which included merchandise from the Chico’s, WH|BM, and Soma Intimates brands increased by $14.8 million, or 40.4%, compared to net sales by catalog and Internet for the prior period. The Company believes this increase is attributable to the implementation of the Company’s improvements in its website and call center infrastructure and its current approach to merchandising on the website. The Company intends to continue making improvements to further promote sales through these channels.

     As a result of the Company’s acquisition of all of its franchise locations in early fiscal 2007, the Company earned an immaterial amount of revenue that has been classified as other net sales during the current period.
     Cost of Goods Sold/Gross Profit
     The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
Cost of goods sold	$531,072	$470,571
Gross profit	773,957	725,725
Gross profit percentage	59.3%	60.7%
     Gross profit percentage was negatively impacted by a 70 basis point decrease in merchandise margins at Chico’s front-line stores which was primarily attributable to a higher markdown rate in the current period compared to the prior period. Gross profit percentage was also negatively impacted by the mix effect resulting from the WH|BM and Soma Intimates sales continuing to become a larger portion of the Company’s overall net sales (both WH|BM and Soma brands operate with lower gross margins than the gross margins experienced by the Chico’s brand). To a lesser extent, gross profit percentage decreased due to the Company’s continued investment in its product development and merchandising functions for each of its three brands.
     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
Store operating expenses	$467,660	$369,209
Percentage of total net sales	35.8%	30.9%
     Store operating expenses include all direct expenses, including personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores, including district and regional management expenses and other store support functions. Store operating expenses as a percentage of net sales in the current period increased by approximately 490 basis points compared to the prior period primarily due to increased occupancy and personnel costs attributable mainly to the investment in larger sized Chico’s and WH|BM new and expanded stores, the Company’s continuing increased investment in store payroll to improve service levels, the mix effect of the WH|BM and Soma stores becoming a larger portion of the Company’s store base (both WH|BM and Soma brands operate with higher store operating costs as a percentage of sales than the store operating costs as a percentage of sales experienced by the Chico’s brand) and from the deleverage associated with the Company’s negative same store sales. To a lesser degree, store operating expenses as a percentage of sales also increased as a result of additional store level promotion and outreach events across all brands.

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
Marketing	$55,897	$45,481
Percentage of total net sales	4.3%	3.8%
     Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail) and national advertising expenses. Marketing expenses increased as a percentage of net sales by approximately 50 basis points primarily due to the Company’s planned increase in its marketing spend during the third quarter of fiscal 2007 in an effort to protect and enhance its market share and to highlight its Fall and Holiday product offerings and the deleverage associated with the Company’s negative same store sales.

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
Shared services	$94,700	$82,192
Percentage of total net sales	7.3%	6.9%
     Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Shared services expenses increased as a percentage of net sales by approximately 40 basis points mainly due to increased personnel relocation and recruitment costs, from the deleverage associated with the Company’s negative same store sales and, to a lesser degree, from increased marketing support costs. This increase was offset, in part, by a reduction in incentive compensation and stock-based compensation when compared to the prior period.
     Gain on Sale of Investment
     On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment. The transaction was completed during the third quarter and the Company recorded a pre-tax gain of approximately $6.8 million, which is reflected as non-operating income in the accompanying statement of operations.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
Interest income, net	$8,177	$8,303
Percentage of total net sales	0.6%	0.7%
     The slight decrease in net interest income during the current period was primarily the result of a decrease in the total amount of marketable securities when compared to the prior period primarily due to the Company’s repurchase of $200 million in stock completed in fiscal 2006.

     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 34.6% compared to an effective tax rate of 36.6% for the prior period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. In light of the Company’s revised estimate of pre-tax income for the full fiscal year of 2007 and the favorable permanent differences (mainly higher charitable inventory contributions and tax-free interest) representing a considerably higher proportion of pre-tax income in the current period compared to the prior period, the Company reevaluated and adjusted its effective tax rate estimate for the full 2007 fiscal year.
     Loss on Discontinued Operations, net of tax
     The following table shows loss on discontinued operations, net of tax in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
Loss on discontinued operations, net of tax	$2,234	$1,894
Percentage of total net sales	0.2%	0.2%
     In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented. The loss on discontinued operations, net of tax, which for the thirty-nine week period ended November 3, 2007 included certain one-time costs related to employee severance and lease termination costs, reduced the company’s year-to-date earnings for the current period by approximately $.01 per diluted share. The Company does not expect to incur material additional costs from such discontinued operations in future quarters.
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 3, 2007	October 28, 2006
Net income	$109,411	$148,454
Percentage of total net sales	8.4%	12.4%

Comparable Company Store Net Sales
     Comparable Company store net sales decreased by 9.3% in the current quarter and 5.5% for the first nine months when compared to the comparable period last year ended November 4, 2006 (the Chico’s brand same store sales decreased by approximately 8% in the current quarter and 5% for the first nine months of the fiscal year and the WH|BM brand’s same store sales decreased by approximately 13% in the current quarter and 6% in the first nine months of the fiscal year). The Company believes that its same store sales were affected by numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in particularly cautious spending, one of the warmest fall selling seasons on record, lower than anticipated traffic and from merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past. Comparable Company store net sales data is calculated based on the change in net sales of currently open stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
     The comparable store percentage reported above includes 46 and 110 stores that were expanded or relocated within the last twelve months from the beginning of the respective prior period by an average of 1,310 and 1,321 net selling square feet, respectively. If the stores that were expanded and relocated had been excluded from the comparable store base, the decrease in comparable store net sales would have been 10.5% for the current quarter and 6.8% for the first nine months (versus a decrease of 9.3% and 5.5% as reported, respectively). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. Soma Intimates stores sales, which were included in the comparable store sales calculation beginning in September 2005, have not had a material impact on the calculation.
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
     The following table shows the Company’s capital resources as of November 3, 2007 and October 28, 2006 (amounts in thousands):

	November 3, 2007	October 28, 2006
Cash and cash equivalents	$11,956	$2,606
Marketable securities	277,513	251,297
Working capital	324,016	320,770
     Working capital increased from October 28, 2006 to November 3, 2007 primarily due to the Company’s ability to generate cash from operating activities, which cash was more than necessary to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories reduced by accounts payable and accrued liabilities.
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
     Operating Activities
     Net cash provided by operating activities was $182 million and $214 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. The cash provided by operating activities for the current and prior periods was due to the Company’s net income adjusted for non-cash charges, changes in working capital and other items such as:
•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Gain on sale of investment;

•	Normal fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued liabilities.
     Investing Activities
     Net cash used in investing activities was $210.4 million and $23.2 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively.
     The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores ($125.2 million), costs associated with system upgrades and new software implementations ($24.1 million) and other miscellaneous capital expenditures ($11.2 million).
     In addition, the Company purchased $39.2 million, net, of marketable securities during the current thirty-nine week period. In contrast, in the prior period, the Company sold $150.2 million, net, in marketable securities, primarily to fund the Company’s stock repurchase programs in fiscal 2006.
     On August 1, 2007, the Company consummated a transaction to sell a parcel of land in south Fort Myers, Florida for a sale price totaling approximately $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage.
     On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment. The transaction was completed during the third quarter and the Company received approximately $15.1 million in cash proceeds. The Company also holds a receivable of approximately $2.0 million for the balance of the proceeds to be received in conjunction with this transaction. The Company expects that this additional amount will be received during fiscal 2008.
     Also, during the current thirty-nine week period, the Company acquired all the territorial franchise rights to the state of Minnesota and the existing franchise locations in Minnesota for $32.9 million and acquired a franchise store in Florida for $6.4 million, while in the prior period, the Company purchased most of the assets of the Fitigues brand stores for $7.5 million and repurchased one franchise store for $0.8 million.

     Financing Activities
     Net cash provided by financing activities was $3.0 million for the thirty-nine weeks ended November 3, 2007. In contrast, in the prior period, net cash used in financing activities was $191.2 million primarily reflecting the Company’s repurchase of $200 million of common stock in fiscal 2006.
     SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions attributable to stock-based compensation awards in excess of the compensation expense recognized for those awards (excess tax benefits) or tax deductions less than the compensation expense recognized for those awards (deficiency tax benefits) be classified as financing cash flows. For the thirty-nine weeks ended November 3, 2007, the Company classified $0.3 million of deficient tax benefits as a financing cash outflow while classifying $2.6 million of excess tax benefits for the thirty-nine weeks ended October 28, 2006 as a financing cash inflow.
     During the thirty-nine weeks ended November 3, 2007, the Company repurchased 15,938 shares in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
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
     The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. During the first nine months of the current fiscal year, certain of the Company’s current and former officers exercised an aggregate of 106,003 stock options at a price of $8.80 to $21.95 and certain employees and former employees exercised an aggregate of 58,654 options at prices ranging from $0.1805 to $20.465. Also, during this period, the Company sold 40,013 and 12,810 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $19.03 and $13.59, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $3.5 million.
New Store Openings and Headquarters Expansion
     The Company is planning a 22-24% increase in its selling square footage for fiscal 2007, which is expected to result from approximately 128-132 net new stores and 50 to 55 relocations and expansions of existing stores. The anticipated breakdown of net new stores by brand for fiscal 2007 is as follows: 53 to 56 Chico’s stores, 57 to 59 WH|BM stores and approximately 17 Soma Intimates stores. Of the net new stores to be opened, 130 had been opened as of December 4, 2007. The Company is on track to meet its planned net new store openings, relocations and expansions for fiscal 2007.
     The Company’s fiscal 2008 plan currently includes a targeted approximate 10% growth rate in selling square feet, with an estimated 60 to 65 net new stores and 30 to 35 relocations/expansions. At this time,

the Company estimates these net new openings will be broken down by brand as follows: 25 to 27 Chico’s stores, 29 to 31 WH|BM stores and 6 to 7 Soma Intimates stores. The Company, however, continuously evaluates the appropriate new store growth rate in light of current economic conditions and may adjust the growth rate as conditions require.
     During the first quarter of fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters site on Metro Parkway in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, some of which continue to be leased to unrelated third parties. As leases expire or are bought out, the Company is utilizing the vacant space, which, in many cases, is likely to require modifications, for its expanding corporate headquarters needs. The acquisition was funded from the Company’s existing cash and marketable securities balances.
     With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available. The Company’s present goal in this regard is to begin design work in late fiscal 2007. It is currently anticipated that the Company will require additional distribution space in early fiscal 2009 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company.
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
Contractual Obligations
     As of the adoption date for FIN 48, the total amount of unrecognized tax benefits associated with uncertain tax positions was $8.9 million. Due to the nature and timing of the ultimate outcome of these uncertain tax positions, the Company cannot make a reasonably reliable estimate of the amount and period of related future payments and therefore is not updating the disclosures in the contractual obligations table presented in its Annual Report on Form 10-K for the fiscal year ended February 3, 2007.
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
     Interpretations and guidance surrounding income tax laws and regulations adjust over time. The Company establishes reserves for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments can materially affect amounts recognized related to income tax uncertainties and may affect the Company’s results of operations or financial position. See Note 4 to the consolidated financial statements for further discussion regarding the impact of the Company’s adoption of FIN 48.
Certain Factors That May Affect Future Results
     This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation, statements regarding future growth rates of the established Company store concepts and the roll out of the Soma Intimates concept. The statements may address items such as future sales, gross profit expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information.
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
Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at November 3, 2007, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of November 3, 2007 has not significantly changed since February 3, 2007. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of November 3, 2007, the Company did not have any outstanding borrowings on its line of credit and, given its liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, virtually all of which are variable rate demand notes and certain other highly liquid municipal debt securities. Although these securities have long-term nominal maturity dates ranging from 2009 to 2041, the interest rates are reset, depending on the type of security, either daily, or every 7, 28 or 35 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of November 3, 2007, an increase or decrease of 100 basis points in interest rates would have had an immaterial impact on the fair value of the marketable securities portfolio.

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer (the former Chief Financial Officer was involved in this evaluation because the newly appointed Chief Financial Officer had just been appointed shortly after the end of the period), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and former Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was named as the defendant in a suit filed in October 2004 in the Circuit Court of Lee County, Florida, Ajit Patel v. Chico’s FAS, Inc. The Complaint alleges that the Company breached an implied contract with the plaintiff, the Company’s former Vice President — Chief Information Officer, and, alternatively, that the Company fraudulently induced the plaintiff to work for the Company. It is the Company’s position that no contract, express or implied, existed between the Company and the plaintiff and that the Company did not engage in any fraudulent conduct. The Company asserted certain counterclaims against the plaintiff. The parties have reached an agreement and have settled their disputes. The settlement did not have a material impact on the Company’s results of operations or financial condition.
     On May 9, 2007, the Company was served with a lawsuit in which it was named as defendant in a putative class action in the Superior Court for the State of California, County of Los Angeles, Linda Balint v. Chico’s FAS, Inc. et al. The Complaint alleges that the Company, in violation of California law, failed to: (1) pay overtime wages, and (2) provide meal periods, among other claims. The Company timely filed its response to the Complaint. In October 2007, the parties participated in an early mediation of this matter and reached a settlement as a result of that mediation. The settlement is subject to preliminary and final approval by the Court. Assuming the Court provides its preliminary approval, notice of the settlement will be sent to all class members, who will be given the opportunity to partake in, opt out of, or object to the settlement. The settlement, if approved by the Court, is not expected to have a material impact on the Company’s results of operations or financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number of	Average Price Paid	Part of Publicly	Publicly Announced
Period	Shares Purchased(a)	per Share	Announced Plans	Plans
August 5, 2007 to September 1, 2007	1,482	$17.93	—	$—
September 2, 2007 to October 6, 2007	10,029	$14.55	—	$—
October 7, 2007 to November 3, 2007	109	$13.14	—	$—

Total	11,620	$14.97	—	$—

(a)	Consists of 11,620 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1	Amendment No. 1 to Employment Agreement between the Company and Patricia Murphy Kerstein, effective as of October 3, 2007

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: December 4, 2007	By:	/s/ Scott A. Edmonds
Scott A. Edmonds
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: December 4, 2007	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Executive Vice President — Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: December 4, 2007	By:	/s/ Michael J. Kincaid
Michael J. Kincaid
Senior Vice President — Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)