Form 10-K
period 2008-02-02
CHICOS FAS INC
filed 2008-03-28
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Approximately $3,143,000,000 as of August 4, 2007 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on August 6, 2007).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share — 176,431,810 shares as of March 17, 2008.

Documents incorporated by reference:

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 26, 2008.

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED FEBRUARY 2, 2008

PART I

ITEM 1.	BUSINESS

General

Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items under the Chico’s, White House | Black Market (“WH|BM”) and Soma Intimates (“Soma”) brand names.

Chico’s.  The Chico’s brand, which began operations in 1983, sells exclusively designed, private branded clothing focusing on fashion conscious women 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using generally easy-care fabrics. The Chico’s brand designs its products in a number of ways including in-house designers, purchased designs, and working with its independent vendors to develop designs.

WH|BM.  The WH|BM brand, which began operations in 1985 and was acquired by the Company in September 2003, focuses on women who are 25 years old and up who lead active work and social lives with moderate and higher income levels. Its offerings include fashion and merchandise in the classic and timeless colors of white and black and related shades. WH|BM utilizes an in-house design team and also works closely with its independent vendors and agents to select, modify, and create its product offerings.

Soma Intimates.  The Soma brand, which began operations in 2004, under the name “Soma by Chico’s” sells primarily exclusively designed private branded intimate apparel, sleepwear and activewear. Soma was initially focused towards the Chico’s brand target customer. In early 2007, the Soma brand was repositioned under the name “Soma Intimates” to appeal to a broader customer base. The Soma brand product offerings are developed by working closely with a number of its independent vendors and agents to design proprietary products in-house primarily through a close collaborative effort with these independent vendors and in some cases, using designs provided by its independent vendors and labels other than the Soma label.

In January 2006, the Company acquired most of the assets of Fitigues, a fitness inspired brand of activewear clothing and operating through 12 free-standing retail stores in various locations throughout the country, as well as through its customer catalog and website. The Company determined, however, that the Fitigues brand did not meet its internal expectations and, in March 2007, the Company announced the planned closure of the Fitigues brand operations. As of the end of fiscal 2007, the operations of the Fitigues brand have ceased and the Company does not expect to incur any further material costs associated with the closing down of this brand.

While the Company is always open to explore the acquisition or organic development of other specialty retail concepts, it is not exploring such options at this time. The Company believes it is important, at this time, to focus its energies on its core Chico’s, WH|BM and Soma brands. The Company continues to explore a number of potential merchandise and brand extensions that would be complementary to its current brands and may be future growth vehicles.

The Company historically has endeavored to maintain a merchandise mix that emphasizes the continual introduction of new styles and designs to complement its seasonal and core product offerings. The Company plans to continue this approach with respect to its Chico’s and WH|BM brands, and, to a lesser degree, its Soma brand, which the Company believes requires a higher level of core product.

As of March 17, 2008, the Company operated 1,045 retail stores in 49 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. The retail stores operate under the Company’s three brands: Chico’s, White House | Black Market and Soma Intimates. The Company’s 606 Chico’s front-line stores, 313 WH|BM front-line stores, and 69 Soma front-line stores compete in the “better-priced” market, with 31% of these stores in upscale or regional malls, 12% in upscale street locations and the balance in upscale open air specialty and strip centers.

There are also 37 Chico’s outlet locations, 19 WH|BM outlet locations and 1 Soma outlet location that provide clearance functions for the respective brands. Soma also uses the Chico’s outlets as a clearance vehicle for its products at this time.

In February and March 2007, the Company completed its strategic plan to take full control of its brand image by acquiring all outstanding franchise rights and being entirely Company-owned with no further franchise operations. Going forward, the Company does not intend to establish any franchise arrangements, or to enter into any additional franchise territory development agreements for any of its brands. At this time, the Company has no immediate plans to enter any foreign markets and it has not decided if, when, or in what manner, it may enter any foreign markets in the future.

The Company currently mails a Chico’s and WH|BM catalog virtually every month, which may include, on occasion, inserts to promote the Soma merchandise. These catalogs are designed to drive customers into the stores, as well as promote the website or catalog sales. In fiscal 2001, the Company launched www.chicos.com to provide customers with an alternative channel to purchase Chico’s merchandise. Beginning in mid fiscal 2005, the Company launched www.whitehouseblackmarket.com providing customers the ability to order WH|BM merchandise online or through its call center. In fiscal 2006, the Company launched a separate online website for Soma merchandise, www.soma.com, allowing customers the ability to order Soma merchandise online or through its call center. Prior to this launch, Soma products could only be purchased through the Chico’s website. During fiscal 2007, the Company began monthly mailings of a separate, freestanding Soma catalog to existing Soma customers while continuing to utilize catalog inserts in selected Chico’s mailings, where applicable, as a highly efficient customer prospecting vehicle.

Sales through the call center’s toll free telephone numbers, together with sales from the Company’s three websites amounted to $72.1 million in fiscal 2007 and are viewed as additional sales that provide a customer service for those who prefer shopping through these alternative channels. The Company is targeting this area as a growth area that is currently under-penetrated. To that end, the Company is continuing its investment in new hardware, software and personnel to increase its direct to consumer (i.e. catalog & Internet) sales penetration.

The Company’s primary goal for its outlet operations is to clear excess front-line merchandise. In order to assist with this goal and to enhance the merchandise margins, Chico’s has developed a supplemental product line for distribution only through its outlet stores; known as “Additions by Chico’s.” This supplemental label includes select product items that are designed to help promote the clearance of existing merchandise within Chico’s. At this time, the Company has not established such a supplemental product for the WH|BM or Soma outlet stores.

Also during the past few fiscal years, the Company has been testing the expansion of its Chico’s and WH|BM brands within its stores by offering certain items which complement the clothing products such as leather goods, watches and gift products that are primarily designed by the Company. In the past, some product category tests have proven to be successful and, as a result, the product category has been added to the permanent offerings at the stores.

Because of the additional space required to accommodate additional product categories and in an effort to improve the visual experience of its merchandise presentations, the Company has been actively pursuing somewhat larger spaces for its existing and new stores within the Chico’s and WH|BM brands. The Company currently believes the target Chico’s brand store size is in the 3,000-3,500 selling square feet range, while the target WH|BM brand store size is in the 2,200-3,000 selling square feet range. Although the Company may from time to time open larger or smaller stores, the Company’s primary focus in both its new and existing markets is currently stores in the size ranges indicated above.

The Company has been opening front-line Soma stores that are, in many cases, slightly smaller than its Chico’s and WH|BM stores. Soma stores currently range in size from 950 selling square feet to 3,100 selling square feet and, in many cases, have been attached to, or are adjacent to, Chico’s stores.

The Company regularly reviews the appropriate size for its stores and may adjust the target store size in the future as necessary to continually position the Company to capitalize on the growth opportunities in the industry without being space confined.

The Company intends to continue locating a large portion of its front-line stores primarily in established upscale, outdoor destination shopping areas and high-end enclosed malls located either in tourist areas or in, or near, mid-to-larger sized markets. In recent years, the Chico’s brand has been opening locations in smaller sized markets with encouraging results and the Company intends to expand its opening of Chico’s brand stores in smaller sized markets as long as results are meeting expectations. In the fiscal year ended February 2, 2008 (fiscal 2007), the

Company opened 128 net new stores (exclusive of the closure of its 10 remaining Fitigues stores) and reacquired all 13 of its remaining franchise stores, thus closing out its franchise operations. During fiscal 2006, the Company opened 145 net new Company-owned stores, acquired the Fitigues chain of 12 stores (which were all closed by the second quarter of fiscal 2007) and reacquired one of its franchise stores.

Because of the Company’s recent performance challenges and the current weaknesses in retailing in general, the Company has decided to scale back its store opening program. In particular, the Company plans to open approximately 35-40 net new stores in fiscal 2008. Of this total, 17-20 are expected to be Chico’s stores, 18-20 are expected to be WH|BM stores, and none are expected to be Soma stores. The Company expects to close up to 8-10 existing Chico’s stores, 6-8 existing WH|BM stores and 4-6 existing Soma stores.

Business Strategies

Overall Growth Strategy.  The Company’s growth strategy is multi-faceted. Over the last several years, the Company has continued to build its store base primarily through the opening of new stores for all of its brands, through the expansion of existing stores in its Chico’s and WH|BM brands, through the acquisition and expansion of other concepts such as WH|BM, and through the organic growth of the Soma concept. At the same time, the Company has developed certain product extensions for each of its brands, some of which have been added to the permanent offerings at the stores. During the same time, the Company has been building its infrastructure to accommodate the anticipated future growth in its store base, its multi-branded approach to retailing, and the associated increases in revenues and expenses. This increase in infrastructure includes significant and necessary additions to senior and middle management level headquarters associates, including the merchandising and marketing teams, an increase in direct to consumer staffing, the roll out of the SAP software to all brands (for more detail, see page 12), and other infrastructure initiatives. The rate of the Company’s growth (measured by overall growth in sales, growth in comparable store sales, and other factors) will decrease from the rate of overall sales growth experienced in years prior to fiscal 2006 (which had been in the range of 30-40%), such anticipated decrease in rate of growth reflecting in large part the Company’s significantly increased size, its approximate 5-8% net square footage growth goal for fiscal 2008, and its net square footage growth goal for fiscal 2009, which is currently expected to be in the 4-7% range. In fiscal 2008, the Company will continue to focus on improving the performance of merchandising efforts in its existing stores, expanding its direct to consumer business, and investing in design and merchandising talent, and other critical infrastructure needs. These activities, coupled with a strong balance sheet and a commitment to better control its expense structure and inventory investments accompanied by a lowering of its capital expenditures, should allow the Company to effectively manage its growth strategies.

In assessing the growth potential of the Company’s Chico’s and WH|BM brands, the Company believes the overall market for Chico’s stores in the United States is between 700 and 800 stores and that the overall market for WH|BM stores in the United States is either comparable or only slightly lower. The Company further believes that ultimately, most of the current locations for these two brands can accommodate higher volume, and long-term expansion opportunities for both brands are believed to be possible in certain other countries such as Canada or certain European countries.

The Company continues to evaluate and monitor the progress of Soma. At this time, the Company is still evaluating the long-term growth opportunities of its Soma brand.

Distinctive Private Branded Clothing and Coordinated Accessories.  The most important element of the Company’s business strategies is the distinctive clothing and complementary accessories it sells under its proprietary brands.

Chico’s.  Interpreting current fashion trends and providing frequent delivery of new designs, Chico’s targets women 35 and over with emphasis on a comfortable relaxed fit in a modern style. Chico’s clothing is made mostly from natural fabrics and fabric blends (including cotton, linen and silk) and sophisticated synthetics and synthetic blends. Accessories, such as handbags, belts, scarves, and jewelry, including earrings, watches, necklaces and bracelets, are specifically designed to coordinate with the colors and patterns of the Chico’s brand clothing, enabling customers to easily enhance and individualize their wardrobe selections.

Chico’s designs its clothing and accessories in a number of ways including utilizing its in-house design team, purchasing certain designs, and working with its independent vendors to develop designs. Chico’s controls most aspects of the design process, including choices of pattern, construction, specifications, fabric, finishes and color.

Chico’s clothing is designed through the coordinated efforts of the merchandising and product development teams. Style, pattern, color and fabric for individual items of clothing are developed based upon perceived current and future fashion trends that will appeal to its target customer, anticipated future sales and historical sales data.

The Chico’s product development and merchandising teams create, purchase, and work with vendors to develop the in-house designs and design modifications. By conceptualizing and designing in-house, contracting directly with manufacturers, and providing on-site quality control, Chico’s has been able to realize average initial merchandise margins for its clothing and accessories that are believed to be generally higher than the industry average, while at the same time providing value to its customers.

The distinctive nature of Chico’s clothing is carried through to its sizing. Chico’s uses international sizing, comprising sizes 0 (size 4-6), 1 (size 8-10), 2 (size 10-12), and 3 (size 14-16). As in the past, Chico’s occasionally will offer one-size-fits-all and small, medium and large sizing for some items. The relaxed nature of the clothing allows the stores to utilize this unusual sizing and thus offer a wide selection of clothing without having to invest in a large number of different sizes within a single style. Chico’s has also added half sizes (sizes 0.5, 1.5, 2.5 and 3.5) to most of its pant styles and some of its top styles.

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

WH|BM utilizes an in-house design team and also works closely with its independent vendors to develop its designs. WH|BM controls almost all aspects of the design process, including choices of pattern, construction, specifications, fabric, finishes and color.

WH|BM clothing is designed through the coordinated efforts of the merchandising, design and product development teams. The merchandise is created and enhanced to project a contemporary and feminine self-image. The style, pattern, color and fabric for individual items of WH|BM clothing are selected based upon historical sales data, anticipated future sales and perceived current and future fashion trends that will appeal to its target customer.

The WH|BM product development, design and merchandising teams create, purchase, and work with vendors to develop the in-house designs and design modifications. More so than in the past, WH|BM conceptualizes and designs in-house, contracts in some cases directly with manufacturers for designs, and provides on-site quality control. Because of these changes, WH|BM has been able to realize improvements in its average initial merchandise margins compared to a few years ago, while continuing to provide stylish, affordable clothing and accessories.

WH|BM stores use American sizes in the 0-14 range (with online sizing up to size 16), which the Company believes is more appropriate for the target WH|BM customer. As a result, the fit of the WH|BM clothing tends to be more styled to complement the figure of a body-conscious woman, while still remaining comfortable.

Soma Intimates.  Soma offerings are broken into two broad categories: foundations and apparel. The foundations category includes bras, panties, and shapewear, while the apparel category includes activewear, sleepwear, robes and loungewear. Accessories volume within the Soma concept is currently small but may be developed further in the future.

The foundation and apparel products are, for the most part, developed with a close collaborative effort between the in-house product development team and key vendor resources. The Company is testing some labels, other than the Soma label, as it determines the needs and desires of the target customer. The apparel offerings utilize small, medium and large sizing, while bras are sized using traditional American band and cup sizes. Panties were converted to industry sizing in early 2007.

Personalized Service and Customer Assistance.  Another important factor to the Company’s success is outstanding and personalized customer service. The Company provides its store associates with specialized training to help all of its stores offer customers assistance and advice on various aspects of their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. The Company does not require sales associates to wear the Company’s clothing and accessories in its stores. It offers substantial employee discounts to those associates who wish to purchase the Company’s clothing. The Company’s sales associates are encouraged to know their regular customers’ preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. To better serve its customers, sales associates are encouraged to become familiar with new styles and designs of clothing and accessories by trying on new merchandise. None of the Company’s brands have found it necessary to offer alteration services.

The Company takes pride in empowering its associates to make decisions that best serve the customer. The Company believes this healthy sense of empowerment enables the Company’s associates to exceed customers’ expectations. In addition, many of the store managers and sales associates, especially for the Chico’s brand, were themselves customers prior to joining the Company and can therefore more easily identify with customers. The Company’s associates are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from another Chico’s, WH|BM or Soma store. The Company provides a Company sponsored “SKU hotline” and in-store “SKU lookup” to assist sales associates with this task and is testing new software that is intended to further automate the process of locating the customer’s requested style, including specific size or color requests. The Company is committed to its “Most Amazing Personal Service” standard.

Customer Loyalty.  Another key success strategy is building customer loyalty through focused preferred customer programs and effective implementation of the Company’s merchandising and customer service strategies. The Company’s sophisticated customer tracking database, which tracks sales by customers at the SKU, associate and store level, allows the Company to more sharply focus its marketing, design and merchandising efforts to better address and define the desires of its target customer.

Chico’s and Soma Intimates.  Chico’s preferred customer club, which was originally established in the early 1990’s, is known as the “Passport Club” (“Passport”), and is designed to encourage repeat sales and customer loyalty for its Chico’s and Soma brands. Features of the club include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new Chico’s and Soma merchandise.

A Chico’s or Soma customer signs up to join the Passport Club at no cost, initially as a “preliminary” member. Once the customer spends a total of $500 over any time frame in either brand, the customer becomes a “permanent” member and is currently entitled to a 5% discount on all apparel and accessory purchases, advance sale notices, free basic shipping and other benefits. Chico’s has been very successful in increasing its database of active permanent and preliminary Passport members. “Active” customers are those who have made a purchase of merchandise under any of the Company’s brand labels within the preceding 12 months. As of February 2, 2008, the Chico’s and Soma brands had approximately 1.8 million active permanent Passport members and an additional 1.6 million active preliminary Passport members. During fiscal 2007, the active permanent Passport members accounted for approximately 83% of overall Chico’s and Soma brand sales, while the active preliminary members accounted for approximately 13% of overall Chico’s and Soma brand sales. As a comparison to fiscal 2006, the Chico’s and Soma brands had an average of 3.2 million active permanent and preliminary members.

In fiscal 2007, in conjunction with the repositioning of the Soma Intimates brand to appeal to a broader customer base, the Company began testing a separate loyalty program for its Soma brand.

WH|BM. In late fiscal 2004, the Company launched a customer loyalty program for WH|BM called “The Black Book.” Similar to the Passport Club, The Black Book is designed to encourage repeat sales and customer loyalty. Features of the club are similar to the Passport Club and include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new WH|BM merchandise. A WH|BM customer signs up to join The Black Book at no cost, initially as a “preliminary” member. Once the customer spends a total of $300 on WH|BM merchandise over any time frame, the customer becomes a “permanent” member and is currently entitled to a 5% discount, birthday bonuses, double discount specials, advance sale notices, free basic shipping and other benefits. As of February 2, 2008, The Black Book had over 0.7 million active permanent members and approximately 1.4 million active preliminary members. During fiscal 2007, active permanent Black Book members accounted for 64% of overall WH|BM brand sales, while active preliminary members accounted for 29% of overall WH|BM brand sales. As a comparison to fiscal 2006, the WH|BM brand had an average of 1.8 million active permanent and preliminary members.

High-Energy, Loyal Associates.  The Company believes that the dedication, high energy level and experience of its management team, support staff, and store associates are key to its continued growth and success and it helps to encourage personalized attention to the needs of its customers.

In selecting its associates at all levels of responsibility, the Company looks for quality individuals with high energy levels who project a positive outlook. The Company has found that such associates perform most effectively for the Company in the stores and at headquarters and contribute to a fun and exciting shopping experience for its customers.

Sales associates are currently compensated with a base hourly wage but also have opportunities to earn substantial incentive compensation based on their individual sales. For the most part, these incentives are based upon the dollar amount of sales to individual customers, thereby encouraging sales of multiple items and focusing the sales associate on each transaction. Store managers receive a base hourly wage and are also eligible to earn various incentive bonuses tied to individual sales and storewide sales performance. The Company is currently evaluating potential modifications to this plan that would incorporate different payment methods designed to help encourage more active selling with new customers, while still rewarding sales to existing customers.

Each store brand has separate district and regional sales managers. The district and regional sales managers receive base salaries and also have the opportunity to earn monthly incentive compensation based upon the sales performance of stores in their districts and regions compared to their planned performance, as well as incentives, including, in some years, equity based compensation such as restricted stock or stock options.

The Company also offers its store and field management associates other recognition programs and the opportunity to participate in its employee stock purchase and 401(k) programs. Management believes these programs offer the Company’s store and field management associates opportunities to earn total compensation at levels generally at, or above, the average in the retail industry for comparable positions.

Additional Stores.  Management believes the ability to open additional stores will be a factor in the future success of the Company, particularly in the WH|BM and Soma brands. Due to current macroeconomic and other business conditions, the Company has scaled back its real estate growth targets for 2008 and 2009, and does not intend to increase the number of new stores beyond current commitments until it sees improvements in the economy and its own performance. During fiscal 2007, the Company opened 128 net new stores (exclusive of the 10 Fitigues store closures and the 13 acquired franchise stores) composed of 50 net Chico’s front-line stores, 3 net Chico’s outlet stores, 55 net WH|BM front-line stores, 3 net WH|BM outlet stores, 16 net Soma front-line stores and 1 Soma outlet store. During fiscal 2006, the Company opened 145 net new Company-owned stores composed of 41 net Chico’s front-line stores, 3 Chico’s outlet stores, 58 net WH|BM front-line stores, 8 WH|BM outlet stores, 37 Soma stores and a reduction of 2 Fitigues stores from the 12 originally acquired.

As of March 17, 2008, the Company has thus far opened 4 front-line Chico’s stores, 5 WH|BM front-line stores and 1 front-line Soma store. During this time, the Company also closed 2 Chico’s front-line stores and 1 WH|BM front-line store. The Company has signed leases for several additional new store locations, and the Company also is currently engaged in negotiations for the leasing of a limited number of additional sites. Of the approximately 35-40 net new stores to be opened in fiscal 2008, the Company expects to open (net of planned closures) approximately 18-20 stores in the first quarter, 13-14 stores in the second quarter, 14-15 stores in the third quarter, and it anticipates no new store openings (only planned closures of approximately 8-10 stores) in the fourth quarter.

In deciding whether to open a new store, the Company undertakes an extensive analysis that includes the following: identifying an appropriate geographic market; satisfying certain local demographic requirements; evaluating the location of the shopping area or mall and the site within the shopping area or mall; assessing proposed lease terms; and evaluating the sales volume necessary to achieve certain profitability criteria. Once the Company takes occupancy, it usually takes from eight to twelve weeks to open a store. After opening, Chico’s and WH|BM front-line stores have typically generated positive cash flow within the first year of operation and have typically had a twelve to fifteen month payback of all initial capital and inventory costs. However, there can be no assurance that new Chico’s or WH|BM stores will achieve operating results similar to those achieved in the past.

Store Locations

The Company’s stores are situated, for the most part, in mid-to-larger sized markets. In recent years, the Company has been opening Chico’s stores in smaller sized markets with encouraging results. The Company intends to continue its opening of Chico’s stores in smaller sized markets as long as results are meeting expectations. The Company’s front-line stores are located almost exclusively in upscale outdoor destination shopping areas, high-end enclosed shopping malls and, to a lesser degree, regional malls which offer high traffic levels of the respective target customers of the brand. For all of its brands, the Company seeks to locate the front-line stores where there are other upscale specialty stores and, as to its mall locations, where there are two or more mid-to-high end department stores as anchor tenants. Initially and where possible, the Company has historically opened its Soma stores adjacent to or nearby an existing Chico’s store. During fiscal 2008, the Company will be reevaluating future Soma store locations to focus on opening Soma stores in high traffic areas, possibly outside of where Chico’s locations exist. The Chico’s and WH|BM outlet stores are, for the most part, located in outlet centers, with certain stores also located in value centers.

As of February 2, 2008, the Chico’s front-line stores averaged 2,541 selling square feet, while the Chico’s outlet stores averaged 2,723 selling square feet. WH|BM front-line stores averaged 1,924 selling square feet and WH|BM outlet stores averaged 1,844 selling square feet. Soma front-line stores averaged 1,932 selling square feet, with its only outlet store at 1,389 square feet. The Company seeks to open new Chico’s front-line stores with approximately 3,000-3,500 selling square feet, to open new Soma front-line stores with approximately 1,100-2,300 selling square feet and to open new WH|BM front-line stores with approximately 2,200-3,000 selling square feet. However, in locations where the Company has a desire to establish a front-line store for any such brand but where the optimum store size or location is unavailable, the Company will lease a front-line store with as few as 1,200 selling square feet or as many as 4,500 selling square feet. If the volume of business at one of its smaller stores is sufficient, and there is no ability to expand the existing store, the Company has chosen in the past to open additional stores nearby, sometimes operating more than one store in the same general shopping area. Non-selling space within stores generally amounts to 25-28% of the gross leased space, and is not considered in the selling square foot calculations.

The Company’s current stores, as of March 17, 2008, are located in the following jurisdictions:

					Soma
			WH|BM		Intimates	Soma
	Chico’s	Chico’s	Front-	WH|BM	Front-	Intimates
	Front-Line	Outlet	Line	Outlet	Line	Outlet	Total
	Stores	Stores	Stores	Stores	Stores	Stores	Stores

California	67	3	40	1	9		120
Florida	55	4	29	3	8	1	100
Texas	48	3	27	2	13		93
Pennsylvania	26	4	12	3	3		48
Illinois	25	1	15		3		44
New Jersey	25		14		4		43
Georgia	19	1	13	1	5		39
New York	26	2	10		1		39
Maryland	18	2	8	2	1		31
North Carolina	17	1	7		4		29
Ohio	16	1	10	1	1		29
Massachusetts	18	1	6	1			26
Virginia	19	2	5				26
Arizona	13	1	9		2		25
Michigan	16		5		2		23
Colorado	11	2	7		1		21
Connecticut	13		6		1		20
Oregon	10	1	7	1	1		20
Washington	12	1	6		1		20
Tennessee	13	1	5				19
Louisiana	10	1	5	1	1		18
Missouri	11		6		1		18
Minnesota	12		5				17
Nevada	6	1	5	1	2		15
South Carolina	10		5				15
Alabama	9	1	3	1			14
Indiana	9	1	4				14
Wisconsin	6	1	4	1	1		13
Kentucky	7		4				11
Arkansas	6		2		1		9
Kansas	5		3		1		9
New Mexico	5		3		1		9
Oklahoma	5		4				9
Utah	5		3				8
Hawaii	2		4				6
Nebraska	4		2				6
Iowa	4		1				5
Rhode Island	4		1				5
Delaware	1	1	2				4
District of Columbia	2		2				4
Puerto Rico	1		1		1		3
U.S. Virgin Islands	1		2				3
Idaho	1		1				2
Mississippi	2						2
Montana	2						2
New Hampshire	2						2
West Virginia	2						2
Maine	1						1
North Dakota	1						1
South Dakota	1						1
Vermont	1						1
Wyoming	1						1

Total	606	37	313	19	69	1	1,045

In a typical new front-line Company store (including Chico’s, WH|BM, and Soma stores), the Company’s out-of-pocket cost of leasehold improvements, fixtures, store equipment and beginning inventory ranges from $700,000 to $900,000 (without taking into account landlord construction allowances and other concessions).

For each store concept, the Company utilizes third party architectural and contracting firms with offices or affiliates throughout the country, experienced in new store openings, to facilitate the rapid build-out and set up of store interiors, including, where necessary, the flooring, furniture, fixturing, lighting, equipment and initial inventory displays. The use of these resources allows the Company to open a new store generally within eight to twelve weeks after taking occupancy. The Company primarily utilizes its own in-house teams for the initial planning and design stages of the store build-outs and for supervising the final stages of construction prior to opening, and may, from time to time, contract with outside third parties on an as needed basis.

The following table sets forth information concerning changes in the number of Company-owned and franchise stores during the past five fiscal years:

	Fiscal Year Ended
	January 31,	January 29,	January 28,	February 3,	February 2,
	2004	2005	2006	2007	2008
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)

Company-Owned Stores
Stores at beginning of year*	366	545	645	749	907
Opened**	74	109	109	157	143
Acquired from franchisees	—	1	—	1	13
Acquired pursuant to Fitigues Transaction	—	—	—	12	—
Acquired pursuant to The White House transaction	107	—	—	—	—
Closed	(2)	(10)	(5)	(12)	(25	)***

Stores at end of year	545	645	749	907	1,038

Franchise Stores
Stores at beginning of year	12	12	12	14	13
Opened	—	1	2	—	—
Acquired by Company	—	(1)	—	(1)	(13)

Stores at end of year	12	12	14	13	—

Total Stores	557	657	763	920	1,038

Stores by Brand
Chico’s front-line	399	450	499	541	604
Chico’s outlet	23	25	31	34	37
Chico’s franchise	12	12	14	13	—
WH|BM front-line	112	156	196	254	309
WH|BM outlet	2	4	8	16	19
Soma Intimates front-line	—	10	15	52	68
Soma Intimates outlet	—	—	—	—	1
Fitigues front-line	—	—	—	9	—
Fitigues outlet	—	—	—	1	—
Pazo	9	—	—	—	—

Total stores at end of year	557	657	763	920	1,038

*	Not retroactively restated to include the WH|BM stores prior to September 5, 2003 or Fitigues stores prior to January 31, 2006.

**	Not retroactively restated to include the growth in the number of WH|BM stores prior to September 5, 2003 or Fitigues stores prior to January 31, 2006. Also, does not include relocations, expansions or conversions of previously existing stores within the same general market area (approximately five miles).

***	Includes 10 Fitigues stores closed in fiscal 2007.

Outlet Stores

As of March 17, 2008, the Company operated 37 Chico’s outlet stores, 19 WH|BM outlet stores and 1 Soma outlet store. The Company’s outlet stores carry slower-selling items removed from the front-line stores, remaining pieces of better-selling items replaced by new shipments of merchandise to front-line stores, some seconds of certain merchandise, and, in its Chico’s outlets, the “Additions by Chico’s” label. The “Additions by Chico’s” label has grown to represent approximately 30% of the Chico’s outlet sales during fiscal 2007, and the Company currently anticipates that the “Additions by Chico’s” label could account for up to 40% of Chico’s outlet sales in fiscal 2008. The Company’s outlet stores act as a vehicle for clearing certain marked down merchandise while historically helping front-line stores to maintain a more limited markdown policy. Because of the challenging economic times in recent years and the inability of the outlets to absorb the increased volume of marked down merchandise, the Company’s front-line stores have seen a more significant growth in markdowns. This trend is likely to continue until there is an improvement in the economy, the retail environment and the Company’s performance.

Prices at the Company’s outlet stores generally range from 30% to 70% below regular retail prices at front-line stores. Although service is also important at the Company’s outlet stores, there is somewhat less emphasis on personalized customer service in the outlet stores. In fiscal 2007, sales from the Company’s outlet stores represented approximately 5.1% of the Company’s net sales, somewhat higher than historical percentages. The Company’s outlet stores currently are not intended to be profit centers, but the Company is constantly re-evaluating its approach to outlet stores to improve the return on clearance of such goods. Soma closeout merchandise is currently sold through the Chico’s outlet stores, and through the first Soma outlet store opened in April 2007.

In fiscal 2007, the Company opened 3 net new Chico’s outlet stores, 3 net new WH|BM outlet stores and 1 new Soma outlet store. Currently, the Company is planning to open 3-5 Chico’s outlet stores in fiscal 2008 and no new WH|BM or Soma outlet stores.

Store Operations

Chico’s and Soma stores with average sales volumes typically employ a manager, two assistant managers, and a mixture of full or part-time sales associates. Higher volume Chico’s stores typically could also employ an operations manager, a visual manager or an additional assistant manager, as well as a dedicated lead cashier, stock coordinator and fitting room assistant. The WH|BM stores historically have employed a manager and a slightly smaller support staff of full or part-time associates, in part because of the smaller average size of stores and smaller average revenue per store. In addition, at newer WH|BM stores, which are generally larger in size, the Company will typically employ a staff that could be comparable in size to that of a Chico’s store. During the peak selling seasons, Chico’s, WH|BM and Soma stores generally hire additional temporary sales associates.

Most store support functions, such as purchasing and accounting, are handled by the Company’s corporate headquarters. Store managers, however, are responsible for managing the store’s day-to-day business and driving sales productivity in the stores. In order to effectively accomplish these tasks, store managers are encouraged to be present on the sales floor whenever possible during business hours. The Company believes that this allocation of responsibility allows store managers more time to focus on the actual management of the store, including the recruitment, training, and retention of store associates, and compliance with store operating policies and procedures. Store managers also manage store sales through the effective day-to-day management of the sales force, focusing on customer service, and implementing in-store and local community promotional and outreach programs.

The Company has established formalized training programs that are intended to reinforce and enhance the personalized customer service offered by all associates as well as increase their merchandise knowledge. The comprehensive training programs include a “Most Amazing Personal Service” (M.A.P.S.) module and a “Most Amazing Register System” (M.A.R.S.) module, among others, which the Company believes will help assure that sales associates better understand the product, manage the operations and improve the level of service provided to its customers.

The Company currently manages its overall store operations through its Chief Stores Officer, its Senior Vice President — Chico’s Stores, its Vice President — Chico’s Store Operations, its Senior Vice President — WH|BM

Stores, its Vice President of Stores — Soma, its Vice President — Corporate Store Operations, its territorial Vice Presidents, and its Regional and District Sales Managers. The Senior Vice President — Chico’s Stores, the Senior Vice President — WH|BM Stores, and the Vice President of Stores — Soma, each of whom report directly to the head of their respective brands, have direct supervision responsibility of their brand specific territorial Vice Presidents or Regional Sales Managers, who in turn have direct supervision responsibility of their respective brand specific Regional Sales Managers or District Sales Managers. Each District Sales Manager supervises multiple store locations within their respective brand and has primary responsibility for assisting individual store managers in meeting established sales goals, and carrying out merchandise presentation, staffing, training and expense control programs established by headquarters.

Management Information Systems

The Company’s current principal management information systems are run on numerous Windows based Applications Servers and two IBM iSeries platforms located at the home office in Fort Myers, Florida and the Winder, Georgia distribution center. These systems provide a full range of retail, catalog, Internet, financial and merchandising information systems, including purchasing, inventory distribution and control, sales reporting, accounting, warehousing and merchandise management principally using SAP, CRS Retail Systems, Lawson, Manhattan Associates, NSB, Momentis and Mozart by Commercialware.

All stores utilize essentially the same point of sale cash register computers, which are polled nightly to collect SKU-level sales data, Passport and Black Book information, and inventory receipt and transfer information for each item of merchandise, including information by style, color and size. Management evaluates this information to analyze profitability, formulate and implement company-wide merchandise pricing decisions, assist management in the scheduling and compensation of associates (including the determination of incentives earned) and, most importantly, to implement merchandising decisions regarding needs for additional merchandise or new merchandise categories, allocation of merchandise, future design and manufacturing needs and movement of merchandise from front-line stores to outlet stores. The Company operates a cash register system using a Windows platform in a wide area network and using the CRS Retail Systems software used by many other retailers.

The Company is committed to an ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments. In May 2006, the Company announced that it will work with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) to manage its retail stores, beginning first with its Soma brand. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. On February 4, 2007, the Company completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system as well as rolling out the new financial systems at the same time. The second major phase currently anticipates an initial roll out and utilization of this new system in each of its other two brands beginning in early fiscal 2009 with completion anticipated in mid to late fiscal 2009. The third major phase contemplates on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company.

Merchandise Distribution

Currently, distribution for all brands, is handled through the Company’s distribution center in Winder, Georgia. New merchandise is generally received daily at the distribution center. Merchandise from United States (domestic) vendors arrives in Georgia by truck, rail, or air, as the circumstances require. Most of the merchandise from foreign vendors arrives in this country via air at various points of entry in Georgia, Illinois, California, New York, or Florida and is transported via truck or rail to the distribution center. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture.

The Company’s current distribution center is highly automated, utilizing sophisticated “pick to light” material handling equipment. Using this system, the turnaround time between distribution center receipt of merchandise and arrival at stores generally averages approximately 24 to 48 hours for its nearest stores and two days to a week for its other stores. In an attempt to ensure a steady flow of new merchandise, the Company ships merchandise continuously to its stores. The Company primarily uses a parcel carrier for shipments to its stores.

The Company believes that the capacity of its distribution center in Georgia should be sufficient to service the Company’s needs for approximately two years of future growth (taking into account the planned growth of Chico’s, WH|BM, and Soma), without requiring building expansion under its existing county commitment. In fiscal 2005, the Company completed the purchase of a facility adjacent to its Winder campus distribution center to be used for all direct to consumer fulfillment (i.e., catalog and Internet) to address the continued planned growth in the volume of direct to consumer sales and the expanded number of direct to consumer items that are being made available across all brands. With respect to addressing the needs for additional distribution center space, the Company is continuing to evaluate its requirements and the appropriate timing to make additional distribution center capacity available, particularly in light of its recent decision to slow its new store growth until improvements in the economy and the Company’s performance are achieved. Even with the scaled down growth plans, the Company’s present goal is to begin design work in late fiscal 2008. It is currently anticipated that the Company will require additional distribution space in late fiscal 2009 or early fiscal 2010 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company.

Merchandise Design and Product Development

Chico’s, WH|BM, and Soma private branded merchandise is developed through the coordinated efforts of its respective merchandising, creative and production teams working with its independent vendors. Style, pattern, color and fabric for individual items of the Company’s private branded clothing are developed based upon perceived current and future fashion trends that will appeal to its target customer, anticipated future sales and historical sales data.

Currently, Chico’s product development, merchandising, planning and allocation, and production and sourcing departments report directly to Michele M. Cloutier, Brand President — Chico’s. Ms. Cloutier reports to Scott A. Edmonds, Chairman, President and Chief Executive Officer. Ms. Cloutier currently has the Chico’s Senior Vice President — Product Development, the Chico’s Senior Vice President — Planning and Allocation, the Chico’s Senior Vice President — Production and Sourcing, the Chico’s Senior Vice President — Merchandise Controller and two Vice Presidents of Merchandising reporting directly to her. Prior to the promotion of Ms. Cloutier, the product development, merchandising, planning and allocation, and production and sourcing departments reported to Patricia Murphy Kerstein, Executive Vice President — Chief Merchandising Officer, who stepped down from her Chief Merchandising Officer responsibilities on March 6, 2007, but continues to serve as a consultant for the Chico’s brand.

WH|BM’s creative, product development, merchandising, planning and allocation, and production and quality teams are headed up by Donna M. Noce Colaco, Brand President — White House | Black Market. Ms. Colaco currently has the WH|BM Senior Vice President — Operations, the WH|BM Vice President — Divisional Merchandise Manager, the WH|BM Vice President of Design and three Directors — Divisional Merchandise Managers reporting directly to her. Ms. Colaco also reports directly to Mr. Edmonds.

Soma’s product development, merchandising, planning and allocation and production and sourcing teams are headed up by the Senior Vice President — General Merchandise Manager — Soma, who oversees the Vice President — Planning and Allocation, the Vice President — Merchandising and Design, the Director of Production and Sourcing and the Director of Operations and who reports directly to Charles L. Nesbit, Jr., Executive Vice President — Chief Operating Officer. Mr. Nesbit, who has extensive previous managerial experience within the intimate apparel industry, reports directly to Mr. Edmonds.

The creative and product development teams for Chico’s, WH|BM and Soma create or purchase designs and design modifications with input from its merchandising teams as well as its independent vendors. In addition to selecting distinctive patterns and colors, the Chico’s, WH|BM and Soma product development teams and the Company’s merchandising teams are particularly attentive to the design and specification of clothing style, construction, trim and fabric treatment. The Company believes this attention to design detail assists in distinguishing its clothing and strengthening the customer’s perception of quality and value.

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

Producers of the Company’s clothing utilize the designs and specifications provided by the Company most often through its CAD systems. Except for certain U.S., Mexico and Guatemala based “cut and sew” operations, the Company generally does not purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers. In the “cut and sew” operations, the Company buys fabric and provides such fabric to domestic “cut and sew” manufacturers in the United States, Mexico and Guatemala who make the specified Chico’s brand designs and styles.

Currently, Chico’s and Soma contract primarily with between 85 to 105 apparel and foundation vendors and 20 to 40 accessory vendors, as well as several fabric suppliers and one intermediary “cut and sew” vendor for its Chico’s brand merchandise. Because of certain lower sourcing costs associated with the Company’s vendors in various parts of the world and certain other long term uncertainties presented by such vendor relationships, the Company may continue to redirect a portion of its sourcing activities towards new vendors in China, India and other areas.

The Company also currently contracts with approximately 135 different vendors for its WH|BM merchandise, but relies on 25 core vendors who collectively account for approximately 86% of the total WH|BM merchandise purchases.

Chico’s, WH|BM and Soma collaborate on sourcing operations, including sharing of the vendor base, where appropriate. The Company believes the sharing of the vendor base could continue to expand in fiscal 2008. The Company also plans to begin implementing its metric based “supplier scorecard” in fiscal 2008 for its shared vendor base and ultimately its entire vendor base across all three brands.

Chico’s and Soma Intimates.  During fiscal 2007, China sources accounted for approximately 55% of the Company’s purchases at retail for their Chico’s and Soma merchandise. United States sources (including fabric and “cut and sew” vendors) accounted for approximately 14% of their merchandise, India sources accounted for approximately 10% of overall purchases, Guatemala sources accounted for approximately 6% of overall purchases, Turkey sources accounted for approximately 4% of overall purchases, Peru sources accounted for approximately 4% of overall purchases, and Vietnam, the Philippines, and other smaller sources, in the aggregate, amounted to approximately 7% of overall purchases.

WH|BM.  During fiscal 2007, China sources accounted for approximately 74% of the Company’s purchases at retail for their WH|BM merchandise, United States sources accounted for approximately 24% of their merchandise and Canada, El Salvador, and other smaller sources, in the aggregate, accounted for approximately 2% of overall purchases. Sourcing through foreign vendors increased considerably during fiscal 2007 as WH|BM expanded its utilization of sourcing alternatives provided by the Company. The Company expects this trend may continue over the next several years, although on a more gradual pace.

Although there were no manufacturers that produced more than 10% of the Company’s merchandise during the last fiscal year, the Company has contracted with one intermediary “cut and sew” vendor that accounted for approximately 16% of the purchases for the Chico’s brand (including all fabric and labor) during the last fiscal year through separate subcontracts with several factories in the United States, Mexico and Guatemala. With respect to purchases made through this intermediary, the Company, for the most part, purchases the necessary specialized cloth and then coordinates with this intermediary who arranges for various independent United States, Mexico and Guatemala “cut and sew” manufacturers to make the specified designs and styles. There can be no assurance that the relationship with this intermediary can be maintained in the future or that the intermediary will continue to be available to coordinate and facilitate production and supply of merchandise. If there should be any significant disruption in the supply of merchandise through this intermediary in particular, management believes that it can successfully implement its contingency plans so as to allow it to continue to secure the required volume of product. Nevertheless, there is some potential that any such disruption in supply could have a short-term material adverse impact, and possibly even a longer-term material adverse impact, on the Company’s operations.

In fiscal 2008, the Company plans to further pursue its direct to manufacturer sourcing opportunities. In addition, the Company is in the preliminary planning stages for establishing overseas offices in Asia that would provide technical support in areas such as fit, fabric, color and quality assurance. The Company believes these initiatives could lead to improved product cost, quality control, timeliness of deliveries, and overall speed to market.

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

The Company has no material long-term or exclusive contracts with any apparel or accessory manufacturer or supplier and competes for production facilities with other companies offering clothing and accessories utilizing similar manufacturing processes. Although the Company believes that its relationships with its existing vendors are good, there can be no assurance that these relationships can be maintained in the future. If there should be any significant disruption in the delivery of merchandise from one or more of its current key vendors, management believes there would likely be a material adverse impact on the Company’s operations. Also, the Company is in the process of developing relationships with several new vendors in various countries. Although the Company has investigated the past performance of these vendors and has inspected certain factories and sampled merchandise, there can be no assurance that the Company will not experience delays or other problems with these new sources of supply. New relationships often present a number of uncertainties, including payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, timeliness of delivery and possible limitations imposed by trade restrictions.

Imports and Import Restrictions

Although the Company utilizes United States manufacturers to manufacture a portion of its clothing, the Company continues to shift more and more of its manufacturing of clothing to manufacturers located outside the United States, and the Company expects this trend may continue. As a result, the Company’s business has been and will remain subject to the various risks of doing business abroad and to the imposition of United States import restrictions and customs duties.

Textile duties represent a significant portion of the total duties collected by the United States Department of Homeland Security through its Customs and Border Protection division (“CBP”). In addition, due to the re-imposition of import quotas relating to China, which is described below, and efforts to circumvent those quotas, CBP has been seeking to increase its enforcement of textile import regulations. As a result, in the ordinary course of its business, the Company’s imports may from time to time be subject to investigation by CBP, and the Company may be obligated to pay tariffs, duties and other charges.

Additionally, in fiscal 2006, the Company was admitted to the Customs-Trade Partnership Against Terrorism (“C-TPAT”), a United States Department of Homeland Security Sponsored program, with CBP and, in fiscal 2007, received its Tier Three validation status. C-TPAT is a partnership between the government and the private sector initiated after the events of September 11, 2001 to improve supply chain and border security. Through C-TPAT, the Company implements and monitors its procedures for managing the security of its supply chain as part of the effort to protect the U.S. against potential acts of terrorism. In exchange, CBP provides reduced inspections at the port of arrival. As a participant in the C-TPAT program, the Company expects all of its suppliers shipping to the United States to adhere to the Company’s C-TPAT requirements, including standards relating to facility security, procedural security, personnel security, cargo security and the overall protection of the supply chain. In the event a supplier does not comply with the Company’s C-TPAT requirements or if the Company determines that the supplier will be unable to correct a deficiency, the Company may terminate its business relationship with the supplier. In fiscal 2007, the Company also was certified to participate in the Importer Self Assessment Program, or

ISA, a CBP program available only to C-TPAT participants with strong internal controls and oversight mechanisms, through which the Company has assumed responsibility for monitoring its own compliance with applicable CBP regulations in exchange for certain benefits, which may help increase efficiency in importing. These benefits include exemption from government audits, increased speed of cargo release from CBP, enhanced prior disclosure rights from CBP in the event of alleged trade violations, availability of voluntary additional compliance guidance from CBP, and less intrusive government oversight of trade compliance.

The Company currently imports products primarily from China, India, Guatemala, Peru and Turkey, all of which are currently accorded normal trade relations status (“NTR”), formerly known as most favored nation status, by the United States. The products from all countries that have been given NTR status are subject to the same tariffs when they enter the United States. If the NTR status of any of these countries were to be lost and the merchandise purchased by the Company were then to enter the United States without the benefit of NTR treatment, or were to enter the United States subject to retaliatory tariffs, the merchandise would be subject to significantly higher duty rates. Increased duties, whether as a result of a change in NTR status or any overall change in foreign trade policy, could have a material adverse effect on the cost and supply of merchandise from these countries.

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

Although the Company expects NTR status to continue for the countries where its principal vendors are located, the Company cannot predict whether the United States government will act to remove NTR status for any of the countries or take other actions that could impact the tariff treatment on goods coming from any of the countries where its principal vendors are located. As but one example, there continue to be legislative initiatives in the United States Congress under which additional tariffs would be imposed on Chinese goods, including apparel items, unless China takes appropriate action to counteract what the United States perceives to be an artificial undervaluing of the Chinese currency. In addition, there have even been legislation initiatives from time to time to withdraw China’s NTR status. However, it remains uncertain whether the Congress will consider any such legislation in the near future, and, if so, whether any such legislation would be able to garner sufficient support to be enacted, or to what extent any such legislation, if enacted, would affect the Company’s business.

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

On November 8, 2005, the United States and China executed the Memorandum of Understanding Between the Governments of the United States of America and the People’s Republic of China Concerning Trade in Textile and Apparel Products (the “MOU”) pursuant to which the U.S. and China agreed to restrain levels for certain textile products produced or manufactured in China and exported to the United States between January 1, 2006 and December 31, 2008. The Company believes that the MOU had limited negative impact on its financial results and operations; however, the Company cannot predict how the MOU will affect its financial results and operations over the next year, whether the MOU will be extended after December 31, 2008, or whether there might be other arrangements added in the future which impose other types of restrictions on imports of apparel and related accessories. In the event of any expanded or other significant protectionist trade actions that materially impact any of its foreign manufacturers, in particular those in China, the Company will evaluate alternative sourcing options and will work to mitigate any significant business risks. The Company believes that its principal competitors are subject to similar risks regarding any such potential trade measures.

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

As of March 17, 2008, of the countries where the Company’s existing or planned key vendors have manufacturing operations or suppliers, none was a Priority Foreign Country. China, India and Turkey were on the Priority Watch List and Guatemala and Peru were on the Watch List. China was elevated to the Priority Watch List in 2005, after a special out-of-cycle review under Special 301, which is discussed below.

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

The Company’s Direct Marketing efforts have been successful in driving traffic to stores and the direct to consumer channels. A large portion of the active Passport and Black Book customers maintained in the database currently receive an average of one mailer per month.

The success of loyalty programs is dependent on the number of active customers the programs support. “Active” customers are those who have made a purchase of merchandise under any one of the Company’s brand labels within the preceding 12 months. The Chico’s and Soma Passport Club had approximately 3.4 million active customers at the end of fiscal 2007 versus approximately 3.2 million at the end of fiscal 2006. WH|BM’s Black Book increased to approximately 2.1 million at the end of fiscal 2007 from approximately 1.8 million at the end of fiscal 2006. Soma does not have its own loyalty program, but Soma customers can join the Chico’s Passport Club. Although the active customer base for Soma customers is blended with the Chico’s customer base, the active customer base for Soma purchases is growing rapidly year over year. In fiscal 2007, in conjunction with the repositioning of the Soma Intimates brand to appeal to a broader customer base, the Company began testing a separate loyalty program for its Soma brand.

The Company experienced direct to consumer (Internet and catalog) sales of approximately $72.1 million in fiscal 2007, which represented a 36% increase over the prior period. In addition, the Company’s contact center managed over a million sales related phone calls in fiscal 2007.

The Company anticipates mailers, national print and television advertisements, and web marketing will be part of a marketing budget that, as has been the case in recent years, will be targeted at between 3.9% and 4.2% of net sales during fiscal 2008. In fiscal 2007, the Company’s marketing as a percentage of sales increased to 4.8% of net sales due to the deleverage associated with the Company’s negative same store sales and the planned increase in marketing spend in the second half of fiscal 2007, compared to the second half of fiscal 2006, in an effort to protect and enhance the Company’s market share and to highlight its Fall and Holiday product offerings. In fiscal 2006, marketing was 4.1% of net sales.

During the last six months of fiscal 2007, the Company ran extensive television advertising in four distinct markets to support the Soma brand. The Company experienced strong same store sales during and after the time these television commercials aired, and it is currently anticipated that television will be used, although less extensively, in fiscal 2008. The Company is also planning to test a reintroduction of television advertising for the Chico’s brand during fiscal 2008. Chico’s had moved away from television advertising in mid fiscal 2006, putting greater focus on mailers and print advertising.

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

The retailers that are believed to most directly compete with the Chico’s brand are the mid-to-high end department stores including Nordstrom’s, Dillards, Neiman-Marcus, Bloomingdale’s, Macy’s and Saks Fifth Avenue, specialty stores including The Gap, Talbots, J. Jill, Banana Republic, Ann Taylor, Ann Taylor Loft, Christopher & Banks, and Coldwater Creek, direct to consumer retailers such as Land’s End and L.L. Bean, as well as local boutique retailers. The retailers that are believed to most directly compete with the WH|BM brand are the same mid-to-high end department stores named above and specialty stores which include Ann Taylor, Ann Taylor Loft, Banana Republic, J. Crew, The Gap and Express as well as local boutiques. Although management believes there is currently limited direct competition for Soma merchandise largely because of the distinctive nature of the Company’s merchandise designed with the customer aged 35 and over in mind, the retailers that are believed to most directly compete with Soma stores are the same mid-to-high end department stores and certain of the specialty stores named above, local boutiques, and, to a more limited extent, Victoria’s Secret. The number of competitors and the level of competition facing the Company’s stores vary by the specific local market area served by each brand’s stores.

The following are several factors that the Company considers important in competing successfully in the retail apparel industry: newness and innovation of product styles, breadth of selection in colors, sizes and styles of merchandise, product procurement and pricing, ability to address customer preferences and be in line with fashion trends, reputation, quality of merchandise, store design and location, visual presentation, effective use of customer mailing lists and frequent shopper programs, advertising, and customer service. The Company believes that its emphasis on personalized service and customer assistance, the distinctive designs of its clothing and accessories, which provide a perceived high value, exclusive availability of the product offerings at its stores, the locations of its stores, the effectiveness of the frequent shopper programs and its other marketing programs, are the various means by which the Company competes. Although the Company believes that it is able to compete favorably with other merchandisers, including department stores and specialty retailers, with respect to each of these factors, the Company believes it competes mainly on the basis of its superior customer service and distinctive merchandise selection.

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

Employees

As of February 2, 2008, the Company employed approximately 14,300 persons, approximately 40% of whom were full-time associates and approximately 60% of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, 90% of the Company’s associates worked in its front-line and outlet stores and in direct field supervision, 1% worked in the Company’s distribution center in Winder, Georgia and 9% worked in its corporate headquarters and support functions located in Fort Myers, Florida and several other satellite locations.

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

Trademarks and Service Marks

The Company, through its subsidiaries, is the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).

The Company’s Marks registered in the United States include: CHICO’S, CHICO’S PASSPORT, M.A.P.S., MARKET BY CHICO’S, MOST AMAZING PERSONAL SERVICE, NO TUMMY, PASSPORT, BLACK MARKET, THE WHITE HOUSE, WHITE HOUSE BLACK MARKET, FASHION FOR BOTH SIDES OF YOU, and SOMA BY CHICO’S. The Company has registered or is seeking to register a number of these Marks in certain foreign countries as well.

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

Available Information

The Company’s corporate website, which includes a link to its investor relations page under the section entitled “Our Company”, is located at www.chicos.com. Through this website, the Company makes available free of charge its Securities and Exchange Commission (“SEC”) filings including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. The Company also maintains various other data on this website within the investor relations page, including its recent press releases, corporate governance information, beneficial ownership reports, institutional slide show presentations, quarterly and institutional conference calls and other quarterly financial data, e.g., historical store square footage, monthly sales tables, etc. The Company also operates websites through which it primarily sells its merchandise, those being www.chicos.com, www.whitehouseblackmarket.com and www.soma.com.

The Company has a Code of Ethics, which is applicable to all associates of the Company, including the principal executive officer, the principal financial officer, the principal accounting officer and the Board of Directors and which is posted within the Investor Relations page of the Company’s website. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s chief executive officer, principal financial officer, principal accounting officer or its Directors) at this location on its website. Copies of the charters of each of the Company’s Audit Committee, Compensation and Benefits Committee and Corporate Governance and Nominating Committee as well as the Company’s Corporate Governance Guidelines,

Code of Ethics, Terms of Commitment to Ethical Sourcing, and Stock Ownership Guidelines are available on the website in the Investor Relations section (under the Our Company tab) or in print upon written request by any shareholder.

The Company has included the CEO and CFO certifications regarding its public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report on Form 10-K. Additionally, the Company filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which was dated July 20, 2007, and indicated that the CEO was not aware of any violations of the Listing Standards by the Company.

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

Effective Management of Growth Strategy

The Company’s growth strategy which includes brand extensions, the planned square footage expansion, and number of new stores is dependent upon a number of factors, including: testing of new products, locating suitable store sites, negotiating favorable lease terms, having the infrastructure to address the increased new store sizes and targets, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, generate sufficient operating cash flows to fund the expansion plans, and integrating new stores into its existing operations. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

New Store Openings and Remodels

The Company’s continued growth depends, in part, on its ability to open and operate new stores and remodels of existing stores. During fiscal 2008, the Company plans to open approximately 35-40 net new stores, of which 17-20 are expected to be Chico’s stores, 18-20 are expected to be WH|BM stores and none are expected to be Soma stores. The Company expects to continue to open new stores in future years, while also remodeling, relocating and expanding a portion of the existing store base. The planned openings and expansions could place increased demands on operational, managerial and administrative resources. These increased demands could cause the Company to operate the business less effectively, which in turn could cause deterioration in the financial performance of individual stores. In addition, to the extent that a number of new store openings are in existing markets, the Company may experience reduced net sales volumes in previously existing stores in those same markets.

Seasonal Fluctuations

The nature of the Company’s business is to have two distinct selling seasons; spring and fall. During the peaks of these seasons, increased marketing, temporary personnel, and other expenses may be incurred to prepare and compete for the anticipated stronger consumer spending. Lower than expected sales or profit margins during this period, as was experienced in fiscal 2007, could materially affect the financial condition and results of operations.

Vendor Relationships

The Company has no material long-term or exclusive contracts with any apparel or accessory manufacturer or supplier. The business depends on its network of suppliers and on continued good relations with its vendor base. A key vendor may become unable to supply our merchandising needs due to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, and timeliness of delivery. If the Company was unexpectedly required to change vendors or if a key vendor was unable to supply desired merchandise in sufficient quantities on acceptable terms, the Company could experience inventory shortages until alternative vendor arrangements were secured. The Company has contracted with one intermediary “cut and sew” vendor that accounted for approximately 16% of the purchases for the Chico’s brand during the last fiscal year. The Company cannot guarantee that this relationship will be maintained in the future or that the intermediary will continue to be available to coordinate and facilitate production and supply of merchandise. A significant disruption in the supply of merchandise from this, or any other key vendor, could have a material adverse impact on the Company’s operations.

Fluctuations in Comparable Store Sales Results

The Company’s comparable store sales results have fluctuated in the past on a daily, weekly, monthly, quarterly and annual basis, and are expected to continue to fluctuate in the future. A variety of factors affect comparable store sales results, including changes in fashion trends, changes in the Company’s merchandise mix, customer acceptance of merchandise offerings, timing of catalog mailings, calendar shifts of holiday periods, actions by competitors, new store openings, weather conditions, and general economic conditions. Past comparable store sales results are not an indicator of future results. In fiscal 2007, the Company experienced a shift to negative overall (and negative Chico’s and WH|BM brand) comparable store sales results, which had a significant effect on the Company’s performance and market price of the Company’s common stock. Similarly, the Company’s overall and individual brand comparable store sales results in the future, both positive and negative, are likely to have a significant impact on the market price of the Company’s common stock.

Gross Profit Margin Impact of Mix of Sales

The Company’s gross profit margins are impacted by the sales mix both from the perspective of merchandise sales mix within a particular brand and relative sales volumes of the different brands. Certain categories of apparel and accessories tend to generate somewhat higher margins than others within each brand. Thus, a shift in sales mix within a brand can often create a significant impact on the Company’s overall gross margins. On the other hand, the gross margins for the Chico’s brand have been somewhat higher than at the WH|BM and Soma brands. As sales at WH|BM and Soma grow at a faster pace than at the Chico’s brand as planned, the Company’s overall gross profit margins may be negatively impacted which could in turn have an adverse effect on the Company’s overall operating margin and the market price of the Company’s common stock.

Impact on Selling, General and Administrative Expenses from the Opening of Larger Stores

The average size of the Chico’s and WH|BM stores has been increasing over the last several years. In particular, new Chico’s and WH|BM front-line stores were approximately 30% larger than the chain average in fiscal 2007 and are again expected to be between 30%-40% larger than the chain average in fiscal 2008. Although these stores are expected to produce incremental profit dollars that will be in the range of each respective chain’s average anticipated profits, they will likely increase selling, general and administrative expenses as a percentage of sales due to their larger size and anticipated initial lower sales per selling foot. Although it is anticipated that these stores will eventually achieve profit margins equal to more mature stores, these stores are likely over at least the short term to put pressure on the Company’s operating margin by increasing selling, general and administrative expenses as a percentage of sales. This could have an adverse effect on the Company’s operating margin and the market price of the Company’s common stock.

Risks Associated with Catalog and Internet Sales

The Company sells merchandise over the Internet through its websites, www.chicos.com, www.whitehouseblackmarket.com, and www.soma.com. Although the Company’s catalog and Internet operations encompassed only 4.2% of the Company’s total sales for fiscal 2007, these sales have been steadily growing. It is anticipated that the percentage will continue to grow and could grow faster than in the past, due to the Company’s concentrated efforts in the area. The Company’s catalog and Internet operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional computer systems. The catalog and Internet operations also involve other risks that could have an impact on the Company’s results of operations including hiring, retention and training of personnel to conduct the Company’s catalog and Internet operations, diversion of sales from the Company’s stores, rapid technological change, liability for online content, credit card fraud, risks related to the failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Given the Company’s business strategy to target substantial growth in its catalog and Internet operations and thus increase sales penetration, supported by investment in new hardware, software and personnel, the risks associated with catalog and Internet operations are likely to be of greater significance in fiscal 2008 and future years. There can be no assurance that the Company’s catalog and Internet operations will be able to achieve targeted sales and profitability growth or even remain at their current level.

Dependence on Single Distribution Location

The Company’s distribution functions for all of its stores and for its catalog and Internet sales are handled from two separate facilities located beside each other in Barrow County, Georgia. Any significant interruption in the operation of either of these distribution facilities due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the Company’s ability to distribute merchandise to its stores and/or fulfill catalog and Internet orders, which could cause sales to decline. The Company regularly reviews and is developing its options to mitigate this risk including contingency plans and back-up relationships with outside providers of distribution activities.

Success and Location of Shopping Centers

In order to generate customer traffic, the Company locates many of its stores in prominent locations within shopping centers that have been or are expected to be successful. The Company cannot control the development of new shopping centers, the availability or cost of appropriate locations within existing or new shopping centers, or the success of individual shopping centers. Furthermore, factors beyond the Company’s control impact shopping center traffic, such as general economic conditions, weather conditions and consumer spending levels. A slowdown in the U.S. economy, as has been seen in fiscal 2007 and so far in fiscal 2008, tends to negatively affect consumer spending and reduce shopping center traffic. The Company’s sales are partly dependent on a high volume of shopping center traffic and any decline in such shopping center traffic, whether because of the slowdown in the economy, a falloff in the popularity of shopping centers among our target customers, or otherwise, could have a material adverse effect on our business.

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

New Headquarters Expansion

During the first quarter of fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters site in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The total cost for this property, along with the buildings, was approximately $26.4 million, which includes all transaction costs as of February 2, 2008. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, approximately

12% of which continues to be leased to unrelated third parties. As the remaining leases expire or are otherwise terminated, the Company anticipates it will be utilizing the vacant space, which is likely to require modifications, for its expanding corporate headquarters needs. The Company anticipates that its cash and marketable securities on hand and cash from operations will be adequate to cover the necessary costs of construction for its headquarters expansion. However, in the event that such cash and marketable securities on hand and cash from operations is not sufficient to meet the Company’s capital expenditures needs, the Company may need to draw on its line of credit or seek other financing in order to fund the costs of expansion of the headquarters campus or other capital expenditures. In addition, such activities could potentially result in temporary disruptions of operations or a diversion of management’s attention and resources.

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

Effects of War, Terrorism or Other Catastrophes

In the event of war, acts of terrorism or any further threat of terrorist attacks, customer traffic in shopping centers could significantly decrease. In addition, local authorities or shopping center management could close in response to any immediate security concern or weather catastrophe such as a hurricane or tornado. Similarly, war, acts of terrorism, threats of terrorist attacks, or a weather catastrophe could severely and adversely affect the Company’s headquarters or distribution center that, in turn, could have a material adverse impact on the Company’s business. Any such event could result in decreased sales that would have a material adverse impact on the Company’s business, financial condition and results of operations.

Merchandising/Fashion Sensitivity

The Company’s success is principally dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately and in a timely manner to changes in fashion trends or demands (such as the fashion missteps that occurred in fiscal 2006 and 2007) could lead to lower sales, excess inventories and more frequent markdowns, which could have a material adverse impact on the Company’s business. Misjudgments or unanticipated fashion changes could also have a material adverse impact on the Company’s image with its customers. There can be no assurance that the Company’s new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have a material adverse impact on the Company’s business, results of operations and financial condition.

Maintaining Proper Inventory Levels

The Company maintains an inventory of merchandise in its stores and distribution center, particularly of selected products that the Company anticipates will be in high demand. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices, such as that which occurred in the latter half of fiscal 2006 and fiscal 2007. These events could significantly harm the Company’s operating results and impair the image of one or more of the Company’s brands. Conversely, if the Company underestimates consumer demand for its merchandise, particularly higher volume styles, or if the Company’s manufacturers fail to supply quality products in a timely manner, the Company may experience inventory shortages, which might result in missed sales, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm the Company’s business.

Price, Availability and Quality of its Offerings

Fluctuations in the price, availability and quality of fabrics and other raw materials used in producing the Company’s products could have a material adverse effect on the Company’s cost of goods or its ability to meet customer demands. The price and availability of such fabrics, other raw materials and labor may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs, weather conditions and currency fluctuations. In the future, the Company may not be able to pass all or a portion of such higher fabric, other raw materials or labor prices on to its customers.

Reliance on Third-Party Manufacturers

All of the Company’s merchandise is produced by independent manufacturers. The Company does not currently have long-term supply or capacity contracts with these manufacturers. In addition, the Company faces the risk that these third-party manufacturers with whom it contracts to produce its merchandise may not produce and deliver the Company’s merchandise on a timely basis, or at all. As a result, the Company cannot be certain that these manufacturers will continue to produce merchandise for the Company or that the Company will not experience operational difficulties with its manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control, shortages of fabrics or other raw materials, failures to meet production deadlines or increases in manufacturing costs. The failure of any manufacturer to perform to the Company’s expectations could result in supply shortages for certain merchandise and harm the Company’s business.

Reliance on Foreign Sources of Production

Although the Company has certain portions of its clothing and accessories produced within the United States, a majority of the Company’s clothing and accessories are still produced outside the United States and the percentage has been growing. As a result, the Company’s business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in a region that the Company does business; (iii) imposition of duties, taxes, and other charges on imports; (iv) foreign exchange rate challenges, which tend to be heightened as a result of recent weaknesses in the strength of the dollar and pressures presented by implementation of U.S. monetary policy; (v) local business practice and political issues, including issues relating to compliance with domestic or international labor standards; (vi) transportation disruptions, and (vii) seizure or detention of goods by Customs authorities.

The Company cannot predict whether any of the foreign countries in which its clothing and accessories are currently produced or any of the countries in which the Company’s clothing and accessories may be produced in the future will be subject to import restrictions by the United States government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs or more restrictive quotas, or both, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost, or reduce the supply, of apparel available to the Company and adversely affect the Company’s business, financial condition and results of operations. The Company’s merchandise flow and cost may also be adversely affected by political instability in any of the countries in which its goods are produced and continuing adverse changes in foreign exchange rates.

Vendor’s Compliance with Labor Practices Requirements

Although the Company has adopted its Terms of Commitment to Ethical Sourcing and seeks to be diligent in its monitoring of compliance with these terms, the Company does not have absolute control over the ultimate actions or labor practices of its independent vendors. The violation of labor or other laws by one of its key independent vendors or the divergence of an independent vendor’s labor practices from those generally accepted as ethical by the Company could interrupt or otherwise disrupt the shipment of finished merchandise to the Company or damage the Company’s reputation. Any of these, in turn, could have a material adverse effect on the Company’s financial condition, results of operations and its stock price.

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

General Economic Conditions

Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, unemployment levels, business conditions, inflation, interest rates, recession, energy costs, taxation and consumer confidence in future economic conditions. Consumer preference and economic conditions may differ or change from time to time in each market in which the Company operates. Furthermore, declines in consumer spending patterns due to economic downturns may have a more negative effect on apparel retailers than some other retailers and can negatively affect the Company’s net sales and profitability.

Reliance on Information Technology

The Company relies on various information systems to manage its operations and regularly makes investments to upgrade, enhance or replace such systems. The Company is currently implementing a new enterprise resource planning system (ERP) through SAP, a third party vendor, to assist in managing its retail stores. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. Any delays or difficulties in transitioning or in integrating SAP with the Company’s current systems, or any other disruptions affecting the Company’s information systems, could have a material adverse impact on the Company’s business.

Strategic Development of New Concepts

A significant portion of the Company’s longer term business strategy involves the organic development and growth of new concepts and brand extensions within established brands. The Company’s ability to succeed in new concepts requires significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers.

During fiscal 2004, the Company launched a new 10-store concept, Soma, in which the product offering is focused around intimate apparel, sleepwear, and activewear. The Company has committed significant financial and human resources to launching and developing this concept. During fiscal 2005, the Company opened an additional five Soma stores based on initial performance of the first 10 stores and based on perceived prospects. During fiscal 2006 and 2007, the Company continued to expand the presence of the Soma brand by opening 37 and 17 net new Soma stores, respectively. The Company recently announced it is slowing its planned new store growth in Soma stores in order to focus on improving its operations and profitability. The Company believes the Soma brand reduced the Company’s earnings per share by approximately $0.12 for fiscal 2007 and, to a lesser extent, will continue to be dilutive in fiscal 2008. The Soma store concept was initially focused towards the Chico’s target customer. The Company is currently expanding its Soma target customer and continues to invest in development of the brand through marketing and new product launches in order to create and maintain brand awareness, which is an integral factor in the success of the brand. Although the Company believes building brand awareness will attract new customers, the Company cannot provide assurance that the marketing activities and new product launches will result in increased sales or profitability in the future for the Soma brand. In addition, the Company believes that eventual profitability is in part dependent on the ability to open a critical mass of Soma stores (currently believed to be at least 100 stores) and the planned slowdown in the new store openings (in order to focus on improving the existing Soma operations and profitability) pushes that target further into the future. Thus, if the Company cannot successfully execute its growth strategies for development of the Soma brand, or any other new concepts or brand extensions for that matter, the Company’s financial condition and results of operations may be adversely impacted.

Energy Prices

Oil prices have fluctuated dramatically in the past and have risen significantly in late fiscal 2007 and early in fiscal 2008. If the trend of increasing oil prices continues, this trend may result in a further increase in the Company’s transportation costs for distribution, utility costs for its retail stores and costs to purchase apparel from its vendors. In addition, rising oil prices could adversely affect consumer spending and demand for the Company’s products and increase its operating costs, any or all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Goodwill and Intangible Assets

As of February 2, 2008, the Company’s goodwill and other intangible assets totaled approximately $96.8 million and $38.9 million, respectively. In early fiscal 2007, the Company completed the acquisition of all outstanding franchise rights which included 12 Minnesota stores and 1 Florida store. The Minnesota franchise acquisition resulted in the recognition of $27.7 million of goodwill and $4.9 million of an intangible asset, which represents the fair value of re-acquired territory rights and which the Company determined to have an indefinite useful life. In addition, the Florida franchise acquisition resulted in the recognition of $6.4 million of goodwill. The remaining goodwill and other intangible asset balances are related to the acquisition of The White House, Inc. At the time of the White House acquisition, the Company determined that the WH|BM trademark also had an indefinite useful life.

Goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment annually or more frequently if impairment indicators arise. During fiscal 2006, the Company decided to close the Fitigues brand operations and as a result, the Company recorded a goodwill impairment loss of approximately $6.8 million. If the Company determines in the future that other impairments have occurred, the Company would be required to write off the impaired portion of either 1) goodwill, 2) the WH|BM trademark asset or 3) the Minnesota territorial rights, which could substantially and negatively impact the Company’s results of operations.

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

Like other seasoned issuers, the Company, from time to time, receives written comments from the staff of the SEC regarding the Company’s periodic or current reports under the Exchange Act. There are no comments that remain unresolved that the Company received not less than 180 days before the end of its 2007 fiscal year to which this Form 10-K relates.

ITEM 2.	PROPERTIES

Stores

As shown on page 9, the Company’s stores are located throughout the United States as well as the U.S. Virgin Islands and Puerto Rico, with a significant concentration in California, Florida, Texas and the northeastern United States.

As a matter of policy, the Company prefers to lease its stores and all the stores are currently leased. Lease terms typically range from five to ten years and approximately 66% contain one or more renewal options. Historically, the Company has exercised most of its lease renewal options. Approximately 78% of the leases have percentage rent clauses which require the payment of additional rent based on the store’s net sales in excess of a certain threshold and approximately 30% have early cancellation clauses that allow the Company an early termination of the lease if certain sales levels are not met in specific periods.

The following table, which covers all of the 1,045 stores existing as of March 17, 2008, sets forth (i) the number of leases that will expire each year if the Company does not exercise renewal options and (ii) the number of leases that will expire each year if the Company exercises all of its renewal options (assuming in each case the lease is not otherwise terminated by either party pursuant to any other provision thereof):

	Leases Expiring Each Year	Leases Expiring Each Year
Fiscal Year Ending	if No Renewals Exercised	if All Renewals Exercised

January 31, 2009	55	12
January 30, 2010	88	12
January 29, 2011	116	27
January 28, 2012 and thereafter	786	994

Headquarters and Distribution Center

The Company’s World Headquarters is located on approximately 57 acres in Fort Myers, Florida and consists of approximately 347,600 square feet of office space. During fiscal 2006, the Company completed the purchase of approximately 22 acres (which is included in the 57 total acres above) of property, including seven existing buildings aggregating approximately 200,600 square feet of office space (which is included in the 347,600 total office space above) adjacent to the Company’s headquarters site for approximately $26.4 million. This World Headquarters campus currently consists of its corporate and administrative headquarters for all of its brands. The Company is currently developing a multi-year overall plan for the future buildout of all of its available property.

During the third quarter of fiscal 2006, the Company reclassified a parcel of land located south of Fort Myers, Florida with a book value of $38.1 million from a long-term asset to a current asset that was being held for sale. On August 1, 2007, the Company consummated a transaction to sell the land with a sales price totaling $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage. The note accrues interest at a fixed rate of 6.0% annually with interest payable quarterly and the principal amount is payable in a balloon payment in two years. To date, the Company has received all payments due under the note.

In order to help with immediate space needs, the Company has leased approximately 12,500 square feet of off-site space in the Fort Myers area for its call center and has leased approximately 21,000 square feet of off-site space for its finance department.

The Company also owns 71 acres of land in Winder, Georgia for its distribution and fulfillment centers operations. These facilities consist of 202,000 square feet of distribution space, 50,000 square feet of fulfillment and call center space and 31,000 square feet of office space. At the time of the original acquisition, the Company also secured a commitment from the local county to permit the addition of up to another 200,000 square feet of distribution space and 6,000 square feet of office space in the future, subject to final approval by the local county at the time the Company petitions the county to add the additional square footage.

The Company is currently evaluating its requirements and the appropriate timing to make additional distribution center capacity available particularly in light of its recent decision to slow its new store growth until improvements in the economy and the Company’s performance are achieved. Even with the scaled down growth plans, the Company’s present goal is to begin design work in late fiscal 2008. It is currently anticipated that the Company will require additional distribution space in late fiscal 2009 or fiscal 2010 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on the existing adjacent land that is already owned by the Company.

All recent property purchases and related capital improvements have been funded from the Company’s existing cash and marketable securities balances.

ITEM 3.	LEGAL PROCEEDINGS

On May 9, 2007, the Company was served with a lawsuit in which it was named as defendant in a putative class action in the Superior Court for the State of California, County of Los Angeles, Linda Balint v. Chico’s FAS, Inc. et al. The Complaint alleged that the Company, in violation of California law, failed to: (1) pay overtime wages, and (2) provide meal periods, among other claims. The Company timely filed its response denying the material allegations of the Complaint. In October 2007, the parties participated in an early mediation of this matter and reached a settlement as a result of that mediation. In January 2008, the Court gave its preliminary approval of the settlement and notice of the settlement has been sent to all class members. Class members have until April 21, 2008 to partake in, opt out of, or object to the settlement. The settlement is subject to final approval by the Court. The settlement, if approved by the Court, is not expected have a material impact on the Company’s results of operations or financial condition.

The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM A.	EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information regarding the Company’s existing executive officers:

		Years With
Name	Age	Company	Positions

Scott A. Edmonds	50	14	Chairman, President and Chief Executive Officer
Michele M. Cloutier	43	1	Brand President — Chico’s
Donna M. Colaco	49	*	Brand President — White House | Black Market
Manuel O. Jessup	52	1	Executive Vice President — Chief Human Resources Officer
Gary A. King	50	3	Executive Vice President — Chief Information Officer
Kent A. Kleeberger	55	**	Executive Vice President — Finance, Chief Financial Officer and Treasurer
Mori C. MacKenzie	58	12	Executive Vice President — Chief Stores Officer
Charles L. Nesbit, Jr.	52	3	Executive Vice President — Chief Operating Officer
A. Alexander Rhodes	49	5	Senior Vice President — General Counsel and Secretary
Michael J. Kincaid	50	8	Senior Vice President — Finance, Chief Accounting Officer and Assistant Secretary

*	Joined the Company in August 2007

**	Joined the Company in November 2007

Scott A. Edmonds is Chairman, President and Chief Executive Officer of the Company. Mr. Edmonds has been employed by the Company since September 1993, when he was hired as Operations Manager. In February 1994, he was elected to the position of Vice President — Operations and, effective January 1, 1996, he was promoted to the position of Senior Vice President — Operations. In February 2000, Mr. Edmonds was further promoted to Chief Operating Officer, in September 2001, Mr. Edmonds was promoted to President, and in September 2003, Mr. Edmonds was appointed to the additional office of Chief Executive Officer. In September 2007, Mr. Edmonds was also named Chairman of the Board of Directors. Prior to joining the Company in 1993, Mr. Edmonds was employed by Ferguson Enterprises, Inc., a plumbing and electrical wholesale company since 1980. His last position with Ferguson was President of the Fort Myers, Florida Division.

Michele M. Cloutier is Brand President — Chico’s for the Company, having just been promoted to that position in October 2007. Ms. Cloutier joined the Company in September 2006 as Executive Vice President — General Merchandise Manager — Chico’s, after having served in the capacity of an independent consultant from 2004 to 2006. From 2003 to 2004, Ms. Cloutier served as Senior Vice President — General Merchandising Manager at Ann Taylor Stores. From 1993 to 2002, she held several senior merchandising roles in multiple divisions at The Gap, Inc. Earlier in her specialty retailing career, Ms. Cloutier held buying positions at Macy’s and Abraham & Strauss.

Donna M. Colaco is Brand President — White House | Black Market for the Company, having joined the Company in August 2007. Ms. Colaco has over 25 years of experience in women’s specialty apparel. Prior to joining the Company, Ms. Colaco worked for Ann Taylor Corporation for more than 10 years in numerous capacities including, most recently, serving as President of Ann Taylor LOFT. Prior to Ann Taylor, Ms. Colaco worked for the Lerner New York Division of Limited, Inc. and Petrie Stores Corporation.

Manuel O. Jessup is Executive Vice President — Chief Human Resources Officer for the Company, having been promoted to that position in September 2007. Mr. Jessup joined the Company in October 2006 as Senior Vice President of Human Resources. Mr. Jessup was previously employed by Sara Lee Branded Apparel where he most recently served as Corporate Vice President, Human Resources. During his 21 year career at Sara Lee he also served as Global Vice President, Human Resources, Sara Lee Branded Apparel, Latin America and Asia, as well as Vice President, Human Resources, Sara Lee Hosiery. Prior to joining Sara Lee, Mr. Jessup held human resources management positions at Levi Strauss and J.P. Stevens.

Gary A. King is Executive Vice President — Chief Information Officer for the Company. Mr. King joined the Company in October 2004 after five years at Barnes & Noble, Inc., where he most recently served as Vice President, Chief Information Officer. From 1988 to 1999, Mr. King held various positions with Avon Products, Inc. including Vice President, Global Information Technology. From 1982 to 1987, Mr. King held various system management positions with Unisys Corporation and Burroughs Corporation.

Kent A. Kleeberger is Executive Vice President — Finance, Chief Financial Officer and Treasurer, having recently joined the Company in November 2007. From 2004 through October 2007, Mr. Kleeberger was the Senior Vice President — Chief Financial Officer for Dollar Tree Stores, Inc. From 1998 to 2004, he served in numerous capacities for Too Inc., now known as Tween Brands, Inc., culminating in his appointment as Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary, and Treasurer. Prior to that, Mr. Kleeberger served in various financial positions with The Limited, Inc. Mr. Kleeberger also serves on the Board of Directors of Shoe Carnival, Inc.

Mori C. MacKenzie is Executive Vice President — Chief Stores Officer for the Company. Ms. MacKenzie has been with the Company since October 1995, when she was hired as the Director of Stores. From June 1999 until October 2001, she served as Vice President — Director of Stores. In October 2001, Ms. MacKenzie was promoted to Senior Vice President — Stores, and effective February 2004 she was promoted to the position of Executive Vice President — Chief Stores Officer. From January 1995 until October 1995, Ms. MacKenzie was the Vice President of Store Operations for Canadians Corporation. From August 1994 until December 1994, she was the Vice President of Store Development for Goody’s Family Clothing. From April 1992 until August 1994, Ms. MacKenzie was the Vice President of Stores for United Retail Group (“URG”) and from August 1991 until April 1992 she was employed by Conston Corporation, a predecessor of URG. In addition, Ms. MacKenzie was Vice President — Stores for Park Lane from November 1987 until July 1991, and was Regional Director of Stores for the Limited, Inc. from June 1976 until October 1987.

Charles L. Nesbit, Jr. is Executive Vice President — Chief Operating Officer for the Company. Mr. Nesbit has been with the Company since August 2004, when he was hired as Senior Vice President — Strategic Planning and Business Development. He was promoted to Executive Vice President — Operations in April 2005 and to the additional title of Chief Operating Officer in August 2005. Prior to joining the Company, Mr. Nesbit spent twenty years at the Sara Lee Corporation where he most recently served as a corporate vice president and Chief Supply Chain Officer for the corporation’s U.S. and Canada apparel operations. He served as President and Chief Executive Officer of Sara Lee Intimate Apparel, the largest intimate apparel company in the United States and Canada, from 1999 to 2003, and President and Chief Executive Officer of the Bali Company from 1996 to 1999.

A. Alexander Rhodes is Senior Vice President — General Counsel and Secretary for the Company. Mr. Rhodes joined the Company in January 2003 as its Intellectual Property Counsel, expanding his oversight of legal matters for the Company into several other areas until October 2004, when he was promoted to Vice President — Corporate Counsel and Secretary. In April 2006, Mr. Rhodes was promoted to Senior Vice President — General Counsel and Secretary. Mr. Rhodes graduated from the Stetson University College of Law in 1994. From 1997 through December 2002, Mr. Rhodes practiced law with the Annis Mitchell Cockey Edwards & Roehn and Carlton Fields law firms working primarily in the areas of commercial litigation and intellectual property.

Michael J. Kincaid is Senior Vice President — Finance, Chief Accounting Officer and Assistant Secretary for the Company. Mr. Kincaid has been with the Company since August 1999 when he was hired as Controller and Director of Finance. In October 2001, Mr. Kincaid was promoted to Vice President — Finance, in November 2003, Mr. Kincaid was promoted to the additional position of Chief Accounting Officer, in December 2004, Mr. Kincaid

was elected to the additional position of Assistant Secretary, and in March 2005, was promoted to Senior Vice President — Finance. From 1991 to 1999, Mr. Kincaid was employed by Tractor Supply Company, most recently as Vice President — Controller, Treasurer and Secretary. From 1981 to 1991, he held various management and accounting positions with Cole National Corporation, Revco D.S., Inc. and Price Waterhouse.

There are no arrangements or understandings pursuant to which any officer was elected to office. Executive officers are elected by and serve at the discretion of the Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CHS”. On March 17, 2008, the last reported sale price of the Common Stock on the NYSE was $7.32 per share.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the New York Stock Exchange:

For the Fiscal Year Ended February 2, 2008	High	Low

Fourth Quarter (November 4, 2007 - February 2, 2008)	$12.87	$6.70
Third Quarter (August 5, 2007 - November 3, 2007)	20.12	11.90
Second Quarter (May 6, 2007 - August 4, 2007)	27.70	17.98
First Quarter (February 4, 2007 - May 5, 2007)	27.94	20.06

For the Fiscal Year Ended February 3, 2007	High	Low

Fourth Quarter (October 29, 2006 - February 3, 2007)	$24.98	$20.10
Third Quarter (July 30, 2006 - October 28, 2006)	25.71	17.27
Second Quarter (April 30, 2006 - July 29, 2006)	37.42	21.79
First Quarter (January 29, 2006 - April 29, 2006)	49.40	33.77

Although the Company currently does not intend to pay any cash dividends or repurchase shares over the near term and intends to retain its earnings for the future operation and expansion of the Company’s business, the Company may reconsider this intention as the Company monitors its build up of cash reserves. Any determination to pay dividends or repurchase shares in the future will be at the discretion of the Company’s Board of Directors and will be dependent, in addition, upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

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

In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over a twelve month period ending in May 2007. During fiscal 2006, the Company repurchased 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million program authorized by the Company’s Board. Furthermore, in fiscal 2006, the Company repurchased an additional 7,090 restricted shares in connection with employee tax withholding obligations under employee compensation plans and in fiscal 2007 a total of 54,282 restricted shares were repurchased, of which 38,344 were repurchased in the fourth quarter as more particularly set forth in the chart below.

The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total Number	Average	Publicly	Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans

November 4, 2007 to December 1, 2007	—	$—	—	$—
December 2, 2007 to January 5, 2008	109	$11.50	—	$—
January 6, 2008 to February 2, 2008	38,235	$10.79	—	$—

Total	38,344	$10.79	—	$—

(a)	Consists of 38,344 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

The approximate number of equity security holders of the Company is as follows:

Number of Record Holders
Title of Class	as of March 17, 2008

Common Stock, par value $.01 per share	3,093

Five Year Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the companies in the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on February 1, 2003 and the reinvestment of dividends.

Comparison of Cumulative Five Year Total Return

	2/1/2003	1/31/2004	1/29/2005	1/28/2006	2/3/2007	2/2/2008
Chico’s FAS, Inc.	$100	$202	$279	$463	$241	$117
S&P 500 Index	$100	$135	$142	$158	$182	$179
S&P 500 Apparel Retail Index	$100	$132	$157	$146	$174	$169

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced in this Annual Report on Form 10-K. The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences.

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006	2005	2004
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(In thousands, except per share and selected operating data)

Operating Statement Data:					(1)
Net sales by Chico’s/Soma stores	$1,223,217	$1,210,474	$1,095,938	$889,429	$698,100
Net sales by WH|BM stores	418,901	367,063	261,601	142,092	39,818
Net sales by catalog and Internet	72,093	52,959	36,151	26,831	22,780
Other net sales(2)	115	10,431	10,885	8,530	7,801

Net sales	1,714,326	1,640,927	1,404,575	1,066,882	768,499
Cost of goods sold(3)	745,265	673,742	547,532	411,908	297,477

Gross profit	969,061	967,185	857,043	654,974	471,022
Store operating expenses	633,288	525,529	416,833	328,491	240,929
Marketing	82,736	66,465	52,951	39,994	27,261
Shared services	131,579	111,491	88,946	62,113	42,058

Income from operations	121,458	263,700	298,313	224,376	160,774
Gain on sale of investment	6,833	—	—	—	—
Interest income, net	10,869	10,626	8,236	2,327	888

Income before income taxes	139,160	274,326	306,549	226,703	161,662
Income tax provision	48,012	99,635	112,568	85,497	61,432

Income from continuing operations	91,148	174,691	193,981	141,206	100,230
Loss on discontinued operations, net of tax	2,273	8,055	—	—	—

Net income	$88,875	$166,636	$193,981	$141,206	$100,230

Income from continuing operations-basic(4)	$0.52	$0.99	$1.07	$0.79	$0.58
Loss on discontinued operations-basic(4)	(0.01)	(0.05)	—	—	—

Basic net income per share(4)	$0.51	$0.94	$1.07	$0.79	$0.58

Income from continuing operations-diluted(4)	$0.51	$0.98	$1.06	$0.78	$0.57
Loss on discontinued operations-diluted(4)	(0.01)	(0.05)	—	—	—

Diluted net income per share(4)	$0.50	$0.93	$1.06	$0.78	$0.57

Weighted average shares outstanding-basic(4)	175,574	177,273	180,465	178,256	172,805

Weighted average shares outstanding-diluted(4)	176,355	178,452	182,408	180,149	176,284

Selected Operating Data:
Total stores at period end	1,038	920	763	657	557
Average net sales per Company store:(5)
Chico’s	$1,929	$2,139	$2,179	$2,010	$1,783
WH|BM	1,418	1,575	1,402	995	862
Soma	818	1,044	1,054	—	—
Average net sales per selling square foot at Company stores:(5)
Chico’s	$792	$961	$1,028	$988	$924
WH|BM	804	1,040	1,028	814	767
Soma	400	434	460	—	—
Percentage increase(decrease) in comparable Company store net sales	(8.1)%	2.1%	14.3%	12.9%	16.1%
Balance Sheet Data (at year end):
Total assets	$1,250,126	$1,060,627	$999,413	$715,729	$470,854
Long-term debt	—	—	—	—	—
Other noncurrent liabilities	156,417	116,860	70,318	59,546	24,437
Stockholders’ equity	912,516	803,931	806,427	560,868	374,835
Working capital	$305,540	$334,513	$415,310	$269,252	$125,991

(1)	Includes results from The White House, Inc. since September 5, 2003.
(2)	Includes net sales to franchisees.
(3)	Cost of goods sold includes distribution, merchandising and product development costs, but does not include occupancy cost.
(4)	Restated to give retroactive effect for the 2 for 1 stock split in February 2005.
(5)	Average net sales per Company store and average net sales per selling square foot at Company stores are based on net sales of stores that have been operated by the Company for the full year. For the year ended February 3, 2007, average net sales per Company store and average net sales per selling square foot at Company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Executive Overview

The Company is a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market (“WH|BM”), and Soma Intimates (“Soma”) brand names.

Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using generally easy-care fabrics. WH|BM, which the Company acquired in September 2003, and which began operations in 1985, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in white and black and related shades. Soma was initially launched in August 2004 under the name “Soma by Chico’s”. This concept offers intimate apparel, sleepwear, and activewear that was initially aimed at the Chico’s target customer. In early fiscal 2007, the Soma brand was repositioned under the name “Soma Intimates” to appeal to a broader customer base. In early fiscal 2006, the Company acquired the Fitigues brand, which had began its operations in 1988 and which was a fitness inspired brand of activewear clothing. During fiscal 2006, the Company completed an internal evaluation of the Fitigues brand and, in the fourth quarter, decided to close down operations of the Fitigues brand. In March 2007, the Company announced the planned closure of the Fitigues brand operations. Accordingly, for all periods presented, the operating results for Fitigues are shown as discontinued operations in the Company’s consolidated statements of income. Also, in early fiscal 2007, the Company completed the acquisition of all outstanding franchise rights which included 12 Minnesota stores and 1 Florida store.

The Company earns revenues and generates cash through the sale of merchandise in its retail stores and through its call centers, which handle sales related to the Chico’s, WH|BM, and Soma catalog and online operations.

Since the Company opened its first Chico’s store in 1983, its retail store system has grown to 1,045 stores as of March 17, 2008, including 643 Chico’s stores, 332 WH|BM stores, and 70 Soma stores. During fiscal 2007, the Company opened 128 net new stores (exclusive of the 10 Fitigues closures) and repurchased the remaining 13 franchised Chico’s stores.

From February 2, 2003 through February 2, 2008, the Company opened 592 new stores and acquired 15 stores from its franchisees in various separate transactions throughout the five year period. Of the new stores, 143 were opened in fiscal 2007, 157 were opened in fiscal 2006, 109 were opened in fiscal 2005, 109 were opened in fiscal 2004 (net of the 8 former Pazo stores that were closed and converted into 5 WH|BM stores and 3 Soma stores), and 74 were opened in fiscal 2003. During this same time period, the Company closed 54 stores.

The Company has revised its targeted new store openings for fiscal 2008 downward to approximately 35-40 net new stores, of which 17-20 are expected to be Chico’s stores, 18-20 are expected to be WH|BM stores and none are expected to be Soma stores. The Company also currently anticipates 31-33 relocations/expansions in fiscal 2008. Planned square footage growth for fiscal 2008 is now estimated to be approximately a 5-8% increase in selling square footage, slightly lower than the originally announced goal of a 10% increase.

The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. In the last five years the Company has grown from 378 stores as of February 2, 2003 to 1,038 stores as of February 2, 2008, which includes the significant store growth resulting from the acquisition of the 107 WH|BM stores in fiscal 2003 and the launch of the Soma brand in fiscal 2004. The Company continues to expand its presence through the opening of new stores, the expansion of existing stores, the development of new opportunities such as Soma and through the extension of its merchandise lines. The Company anticipates that its rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) will decrease from the rate of overall sales growth experienced in recent years (which had been in the range of 30-40%), reflecting in large part the Company’s significantly increased size, its more manageable 5-8% net square footage growth goal for fiscal 2008, its 4-7% net square footage growth goal for fiscal 2009 and the expectation that its same store sales will continue to be negative for the first half of fiscal 2008, return to positive in the second half of fiscal 2008, may continue to experience flat to only moderate increases going forward, and may again experience decreases from time to time, as is currently the case. The Company generally expects to continue to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.

Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, customer acceptance of new store concepts, integrating new or acquired businesses, maturing the newer brand concepts, implementing the process of senior management succession, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

•	Comparable same store sales growth — In fiscal 2007, the Company’s comparable store sales (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) decreased by 8.1%. The Company believes its same store sales were affected by numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in particularly cautious spending, one of the warmest fall selling seasons on record, lower than anticipated customer traffic and merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past. The Company’s current strategy is to target a general overall trend to return to comparable store sales growth. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in determining its future levels of success particularly in terms of the Company’s success (i) in effectively operating its stores across all brands, (ii) in managing its continuing store expansion program across all brands, (iii) in maturing and developing its newer brands and (iv) in achieving its targeted levels of earnings per share.

•	Positive operating cash flow — In fiscal 2007, the Company generated $209 million of cash flow from operations compared with $289 million in fiscal 2006, which represents a decrease of approximately 28%. Although operating cash flow decreased in fiscal 2007 compared to fiscal 2006, the Company generated operating cash flow sufficient to fund the ongoing needs of operations and investments. The Company believes that a key strength of its business is the ability to consistently generate cash flow from operations. The Company currently anticipates an increase in its free cash flow (cash flow from operations net of capital expenditures) in fiscal 2008 compared to fiscal 2007. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, future costs associated with the Company’s proposed expansions of its existing corporate headquarters and its existing distribution center, any future stock repurchase programs, costs associated with continued improvement of information technology tools, including the planned conversions to the SAP software platform, and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of this MD&A.

•	Loyalty Clubs and Customer Development — Management believes that a significant indicator of the Company’s success is the extent of the ongoing spending and future growth of its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives. The Passport Club, the Chico’s and Soma frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and, upon spending $500, customers automatically become permanent members and are currently entitled to a 5% discount on all apparel and accessory purchases and other benefits. The Black Book loyalty program, the WH|BM frequent shopper

club, is similar to the Passport Club in most key respects except that customers become permanent members upon spending $300, compared to $500 for the Passport Club.

As of February 2, 2008, the Company had approximately 1.8 million active Chico’s and Soma permanent Passport Club members and approximately 1.6 million active preliminary Passport Club members. In fiscal 2007, active permanent Passport Club members accounted for approximately 83% of overall Chico’s and Soma brand sales, compared to 83% for fiscal 2006, and active preliminary members accounted for approximately 13% of overall Chico’s and Soma brand sales versus 14% in fiscal 2006. During fiscal 2007, active permanent Passport members spent, on average, over 60% more per transaction than did active preliminary members. “Active” customers are those who have made a purchase of merchandise under any one of our brand labels within the preceding 12 months.

As of February 2, 2008, WH|BM had over 0.7 million active permanent Black Book members and approximately 1.4 million active preliminary Black Book members. In fiscal 2007, the active permanent Black Book members accounted for 64% of overall sales, while active preliminary members accounted for 29% of overall WH|BM brand sales. In fiscal 2006, active permanent Black Book members accounted for 63% of overall WH|BM brand sales, while active preliminary members accounted for 31% of overall sales. During fiscal 2007, active permanent Black Book members spent, on average, over 60% more per transaction than did active preliminary members.

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

The Company continues to evaluate and monitor the progress of its Soma intimate apparel initiative. The Company recognizes that the Soma business can be seen as complementary to its basic apparel business, but also understands that many aspects of this business require unique attention. The Company monitors Soma merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases in the foundation category. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. The Company estimates that the Soma brand reduced the Company’s earnings per share by $0.12 for fiscal 2007 and, to a lesser extent, will continue to be dilutive in fiscal 2008. The Company further believes that an impact on earnings per share of this order is acceptable when balanced against the potential of the brand’s perceived longer term potential. In addition, the Company believes that eventual profitability is in part dependent on the ability to open a critical mass of Soma stores (currently believed to be at least 100 stores) and the planned slowdown in the new store openings (in order to focus on improving the existing Soma operations and profitability) pushes that target further into the future.

In fiscal year 2007, the Company reported net sales, operating income and net income of $1.71 billion, $121 million and $89 million, respectively. Net sales increased by 4.5%, while operating income and net income decreased by 53.9% and 46.7%, respectively, from the prior fiscal year. The Company’s gross margin decreased to 56.5% in fiscal 2007 from 58.9% in fiscal 2006. The decrease in the gross profit percentage was primarily due to lower merchandise margins at the Chico’s front-line stores (due mostly to more extensive markdowns than anticipated), the mix effect of WH|BM and Soma sales becoming a larger portion of the Company’s overall net sales and the continued investment in the Company’s product development teams.

Selling, general and administrative (“SG&A”) expenses increased as a percentage of net sales over the prior period by approximately 650 basis points primarily due to increased store operating expenses (mostly due to increases in occupancy and personnel costs as a percentage of sales) and from the deleverage associated with the negative comparable store sales. To a lesser extent, SG&A expenses increased over the prior period due to increased marketing expenses as well as from increased shared services costs, mainly personnel relocation, recruitment and severance costs, technology and marketing support costs offset slightly by decreased stock-based and incentive compensation. Sales and profitability trends are further discussed in the Results of Operations section.

Future Outlook

Although the Company is seeing improving comparable store sales trends in the WH|BM brand, and continuing strong top-line performance for the Soma brand, the Chico’s brand is on a slower path to improving comparable store sales. The Company is actively addressing issues in its accessories and Travelers collection for the Chico’s brand, and recently added a senior level merchant to each of these areas. The Company expects to see improvement in these categories later in fiscal 2008.

The Company is currently forecasting negative consolidated comparable store sales for the first half of fiscal 2008, and expects to have lower earnings than the first half of fiscal 2007. The Company’s current expectations are to return to positive consolidated comparable store sales increases in the second half of fiscal 2008 resulting in overall earnings growth during this time frame.

The Company has also significantly lowered its capital expenditure plans for fiscal 2008. The total capital expenditure plan for fiscal 2008 ranges from approximately $120-$125 million compared to approximately $202 million of capital expenditures in fiscal 2007. The Company’s current plan contemplates opening approximately 35-40 net new stores, of which 17-20 are expected to be Chico’s stores, 18-20 are expected to be WH|BM stores and none are expected to be Soma stores. Looking forward to fiscal 2009, the Company does not intend to increase the number of new stores beyond current commitments of 10 or so new stores until it sees improvements in the economy and its own performance.

Results of Operations

Net Sales

The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, net sales by catalog and Internet, and other net sales in dollars and as a percentage of total net sales for the fiscal years ended February 2, 2008 (fiscal 2007 or “current period”, which consisted of 52 weeks), February 3, 2007 (fiscal 2006 or “prior period”, which consisted of 53 weeks) and January 28, 2006 (fiscal 2005, which consisted of 52 weeks) (dollar amounts in thousands):

	Fiscal 2007%		Fiscal 2006%		Fiscal 2005%

Net sales by Chico’s/Soma stores	$1,223,217	71.4%	$1,210,474	73.8%	$1,095,938	78.0%
Net sales by WH|BM stores	418,901	24.4	367,063	22.4	261,601	18.6
Net sales by catalog and Internet	72,093	4.2	52,959	3.2	36,151	2.6
Other net sales	115	0.0	10,431	0.6	10,885	0.8

Net sales	$1,714,326	100.0%	$1,640,927	100.0%	$1,404,575	100.0%

Net sales by Chico’s, Soma and WH|BM stores increased in the current period from the prior period, both in the aggregate and separately by brand, primarily due to new store openings, and offset to a lesser extent, from the overall decrease in the Company’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Fiscal 2007	Fiscal 2006		Fiscal 2005

Comparable store sales increases (decreases)	$(123,096)	$28,248		$145,054
Comparable same store sales %	(8.1)%	2.1%		14.3%
New store sales increases	$187,677	$191,750		$180,964
Number of new Company-owned stores opened, net	128 *	145	*	104

*	Does not include Fitigues stores acquired in fiscal 2006 and closed in fiscal 2007

The comparable store sales decrease of 8.1% in fiscal 2007 was driven partially by a decrease of 9.1% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes, markdowns or mix) as well as from a decrease in the Chico’s and WH|BM average number of transactions per store and a decline in the average transaction dollar amounts. In fact, although the WH|BM brand experienced a slight increase in its average unit retail price of 0.3%, it was entirely offset by a decline in the average transaction amount and the average number of transactions per store. The Company believes its same store sales were affected by numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in particularly cautious spending, one of the warmest fall selling seasons on record, lower than anticipated customer traffic and merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past. In fiscal 2007, WH|BM same store sales represented approximately 23% of the total same store sales base compared to 21% in fiscal 2006. The Chico’s brand same store sales decreased by approximately 8% and the WH|BM brand same store sales decreased by approximately 9% when comparing fiscal 2007 to fiscal 2006. Soma stores sales, which were included in the comparable store sales calculation beginning in September 2005, increased during fiscal 2007, although the impact on the consolidated comparable store sales decrease was immaterial. The overall comparable store sales increase of 2.1% in fiscal 2006 was driven primarily by the 11% increase in comparable store sales at the WH|BM stores which resulted largely from an increase in the number of transactions compared to fiscal 2005 and to a lesser extent, from an increase of 2.5% in the WH|BM average unit retail price. The overall comparable store sales increase was offset by an essentially flat comparable store sales result at the Chico’s and Soma stores which resulted primarily from a decrease of 1.6% in the average unit retail price offset by an increase in the number of transactions.

Net sales by catalog and Internet for fiscal 2007 which included merchandise from the Chico’s, WH|BM, and Soma brands increased by $19.1 million, or 36.1%, compared to net sales by catalog and Internet for fiscal 2006. The Company believes this increase is attributable to the implementation of the Company’s improvements in its website and call center infrastructure and its current approach to merchandising on each brand’s website. The Company intends to continue making improvements to further promote sales through these channels.

Net sales by catalog and Internet for fiscal 2006 (which included merchandise from all of the Company’s current brands) increased by $16.8 million, or 46.5%, compared to net sales by catalog and Internet for fiscal 2005. It is believed that the increase was principally attributable to significant increases in WH|BM and Soma merchandise items available on each brand’s website, and to a lesser extent, increases in the Chico’s merchandise available for sale through the Internet and the increased circulation of catalog mailings.

Cost of Goods Sold/Gross Profit

The following table shows cost of goods sold and gross profit in dollars and the related gross profit percentages for fiscal 2007, 2006 and 2005 (dollar amounts in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Cost of goods sold	$745,265	$673,742	$547,532
Gross profit	$969,061	$967,185	$857,043
Gross profit percentage	56.5%	58.9%	61.0%

Gross profit percentage decreased by 240 basis points in fiscal 2007 compared to fiscal 2006 resulting primarily from a 180 basis point decrease in merchandise margins at the Chico’s front-line stores primarily due to a higher markdown rate compared to the prior period and by the Company’s continued investment in its product development and merchandising functions for each of its three brands. To a lesser extent, gross profit percentage was negatively impacted by gross margin decreases in the direct to consumer and outlet channels due to higher markdown rates as a result of lower than anticipated sales at the front-line stores, as well as by the mix effect resulting from the WH|BM and Soma sales continuing to become a larger portion of the Company’s overall net sales (both WH|BM and Soma brands operate with lower gross margins than the gross margins experienced by the Chico’s brand).

The decrease in the gross profit percentage from fiscal 2005 to fiscal 2006 resulted primarily from a decrease of 100 basis points in the merchandise margins at the Chico’s front-line stores and to a lesser extent, due to the mix

effect resulting from the WH|BM and Soma sales becoming a larger portion of the Company’s overall net sales. The decrease in merchandise margins at the Chico’s front-line stores was primarily due to a higher markdown rate compared to the prior period. Gross profit percentage was also negatively impacted by increased inventory clearance costs and the deleverage associated with the relatively flat comparable store sales in the Chico’s stores and, to a lesser extent, from the continued investment in the Company’s product development and merchandising functions and by the recognition of approximately $5.6 million of incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation, which reduced the gross margin by approximately 30 basis points.

Store Operating Expenses

The following table shows store operating expenses in dollars and as a percentage of total net sales for fiscal 2007, 2006 and 2005 (dollar amounts in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Store operating expenses	$633,288	$525,529	$416,833
Percentage of total net sales	36.9%	32.0%	29.7%

Store operating expenses include all direct expenses, including such items as personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores including district and regional management expenses and other store support functions.

Store operating expenses as a percentage of net sales increased 490 basis points in fiscal 2007 over fiscal 2006 primarily due to increased personnel and occupancy expenses across all three brands, attributable mainly to the investment in larger sized Chico’s and WH|BM new and expanded stores, the Company’s planned increased investment in store payroll to improve service levels, the mix effect of the WH|BM and Soma stores becoming a larger portion of the Company’s store base (both WH|BM and Soma brands operate with higher store operating costs as a percentage of sales than the store operating costs as a percentage of sales experienced by the Chico’s brand) and from the deleverage associated with the Company’s negative same store sales.

Store operating expenses as a percentage of net sales increased 230 basis points in fiscal 2006 over fiscal 2005 primarily due to increased personnel and occupancy expenses across all three brands, attributable mainly to the increased investment in store payroll to improve service levels, investment in larger sized Chico’s and WH|BM new and expanded stores, and the mix effect of the WH|BM and Soma stores becoming a larger portion of the Company’s store base (both WH|BM and Soma brands operate with higher store operating costs as a percentage of sales than the store operating costs as a percentage of sales experienced by the Chico’s brand).

Marketing

The following table shows marketing expenses in dollars and as a percentage of total net sales for fiscal 2007, 2006 and 2005 (dollar amounts in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Marketing	$82,736	$66,465	$52,951
Percentage of total net sales	4.8%	4.1%	3.8%

Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail) and national advertising expenses. Marketing expenses increased as a percentage of net sales by approximately 70 basis points in fiscal 2007. The increase was primarily due to the deleverage associated with the Company’s negative same store sales and the planned increase in marketing spend in the second half of fiscal 2007, compared to the second half of fiscal 2006, in an effort to protect and enhance the Company’s market share and to highlight its Fall and Holiday product offerings.

In fiscal 2006, marketing expenses as a percentage of net sales increased 30 basis points from fiscal 2005 mainly due to a planned increase in marketing expenses for the WH|BM and Soma brands offset somewhat by a decrease in similar expenses for the Chico’s brand as a percentage of total net sales.

Shared Services

The following table shows shared services expenses in dollars and as a percentage of total net sales for fiscal 2007, 2006 and 2005 (dollar amounts in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Shared services	$131,579	$111,491	$88,946
Percentage of total net sales	7.7%	6.8%	6.3%

Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Shared services expenses increased as a percentage of net sales by approximately 90 basis points in fiscal 2007 mainly due to increased personnel relocation, recruitment and severance costs, technology and marketing support costs, as well as from the deleverage associated with the Company’s negative same store sales. These increases in shared services expenses as a percentage of net sales were offset by a reduction in incentive compensation mostly due to the Company’s lower than anticipated fiscal year results and lower stock-based compensation expense.

In fiscal 2006, shared services increased as a percentage of net sales by 50 basis points compared to fiscal 2005 largely due to the recognition of approximately $14.1 million of incremental stock-based compensation expense due to the adoption of SFAS 123R and the related change in accounting for stock-based compensation, or an impact of approximately 80 basis points, when compared to the prior period. These increases in shared services expenses as a percentage of net sales were offset slightly by a reduction in incentive compensation mostly due to the Company’s lower than anticipated fiscal year results.

Gain on Sale of Investment

On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment. The transaction was completed during the third quarter and the Company recorded a pre-tax gain of approximately $6.8 million, which is reflected as non-operating income in the accompanying statement of income.

Interest Income, net

The following table shows interest income, net in dollars and as a percentage of total net sales for fiscal 2007, 2006 and 2005 (dollar amounts in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Interest income, net	$10,869	$10,626	$8,236
Percentage of total net sales	0.6%	0.6%	0.6%

In fiscal 2007, interest income, net, increased slightly in total dollars compared to fiscal 2006 primarily due to interest earned on the Company’s note receivable from its sale of land in fiscal 2007 offset by lower interest rates.

In fiscal 2006, interest income, net increased in total dollars compared to fiscal 2005 primarily the result of the impact of higher interest rates, which offset the effect of a decrease in the total amount of marketable securities resulting in large part from the implementation of the Company’s stock repurchase programs earlier in fiscal 2006.

Provision for Income Taxes

The Company’s effective tax rate was 34.5%, 36.3% and 36.7%, for fiscal 2007, 2006 and 2005, respectively. The decrease in the effective tax rate for fiscal 2007 from fiscal 2006 was primarily attributable to favorable permanent differences, mainly charitable inventory contributions and tax-free interest, representing a considerably higher portion of pre-tax income in fiscal 2007 compared to fiscal 2006. The decrease in the effective tax rate for fiscal 2006 from fiscal 2005 was primarily attributable to favorable permanent differences, mainly higher charitable inventory contributions and tax-free interest, offset, in part, by a slightly unfavorable change in the Company’s overall state effective tax rate mainly due to a change in the weight of sales, property and income apportioned to unitary and higher tax jurisdictions.

Loss on Discontinued Operations, net of tax

The following table shows loss on discontinued operations, net of tax in dollars and as a percentage of total net sales for fiscal 2007 and 2006 (dollar amounts in thousands):

	Fiscal 2007	Fiscal 2006

Loss on discontinued operations, net of tax	$2,273	$8,055
Percentage of total net sales	0.1%	0.5%

During the fourth quarter of fiscal 2006, the Company completed its evaluation of the Fitigues brand, which was acquired in the first quarter of fiscal 2006 and decided it would close down operations of the Fitigues brand. In connection with this conclusion, in the fourth quarter of fiscal 2006, the Company recorded an aggregate $8.6 million impairment charge. The charge consisted of a loss on impairment of goodwill totaling $6.8 million, accelerated depreciation totaling approximately $1.2 million, and other impairment charges, mainly for inventory, totaling approximately $0.6 million. As of the end of fiscal 2007, the operations of the Fitigues brand have ceased.

In accordance with Statement of Financial Accounting Standard (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented. In fiscal 2007, the Company incurred additional immaterial costs from such discontinued operations and does not expect to incur additional material costs from such discontinued operations in future years.

Net Income

The following table shows net income in dollars and as a percentage of total net sales for fiscal 2007, 2006 and 2005 (dollar amounts in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Net income	$88,875	$166,636	$193,981
Percentage of total net sales	5.2%	10.1%	13.8%

Comparable Company Store Net Sales

Comparable store sales for the 52 week period ended February 2, 2008 decreased 8.1% compared to the same 52 week period last year ended February 3, 2007. Comparable Company store net sales data is calculated based on the change in net sales of currently open stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).

The comparable store percentage reported above includes 116 stores that were expanded or relocated within the last two fiscal years by an average of 1,342 selling square feet. If the stores that were expanded and relocated had been excluded from the comparable store base, the decrease in comparable store net sales would have been 9.5% for fiscal 2007 (versus 8.1% as reported). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. WH|BM stores were included in the comparable store sales calculation for the first time beginning in October 2004 and WH|BM stores opened since the acquisition are treated the same as all other Company-owned stores. Soma stores sales, which were included in the comparable store sales calculation beginning in September 2005, increased during fiscal 2007, although the impact on the consolidated comparable store sales decrease was immaterial.

The Company believes that the overall decrease in comparable Company store net sales (an approximate 9% decrease for the WH|BM brand and an 8% decrease for the Chico’s brand) for fiscal 2007 was the result of numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in particularly cautious spending, one of the warmest fall selling seasons on record, lower than anticipated customer traffic and merchandise offerings that were not as compelling from a fashion sense as the Company has offered in the past.

The following table sets forth for each of the quarters of the previous five fiscal years, the percentage change in comparable store net sales from the comparable period in the prior fiscal year:

Fiscal Year Ended

	2/2/08	2/3/07	1/28/06	1/29/05	1/31/04

Full Year	(8.1)%	2.1%	14.3%	12.9%	16.1%

First Quarter	(1.6)%	6.6%	10.8%	20.1%	7.8%
Second Quarter	(5.6)%	5.7%	15.7%	14.1%	14.6%
Third Quarter	(9.3)%	(1.2)%	16.0%	6.1%	20.9%
Fourth Quarter	(15.7)%	(2.0)%	14.6%	12.9%	20.5%

Liquidity and Capital Resources

Overview

The Company’s ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned expansion of its headquarters, distribution center and other central support facilities, to fund stock repurchases under the Company’s previous stock repurchase programs, and for continued improvement in information technology tools, including the ongoing conversion that the Company is planning to the SAP software platform.

The following table shows the Company’s capital resources at the end of fiscal year 2007 and 2006 (amounts in thousands):

	Fiscal 2007	Fiscal 2006

Cash and cash equivalents	$13,801	$37,203
Marketable securities	260,469	238,336
Working capital	305,540	334,513

Working capital decreased from fiscal 2006 to fiscal 2007 primarily due to the Company having sold its land held for sale and the acquisition of all of its remaining franchise operations during fiscal 2007. Working capital was also affected by the Company’s decrease in cash generated from operating activities, although its cash flow from operations was more than sufficient to satisfy the Company’s investment in capital expenditures. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities, and inventories reduced by accounts payable and accrued liabilities.

Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will continue to satisfy the Company’s working capital needs, capital expenditure needs (see “New Store Openings and Headquarters Expansion” discussed below), commitments, and other liquidity requirements associated with the Company’s operations through at least the next 12 months.

Operating Activities

Net cash provided by operating activities was $208.6 million and $289.0 million for fiscal 2007 and 2006, respectively. The cash provided by operating activities for both periods was due to the Company’s net income, adjusted for non-cash charges and changes in working capital such as:

•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Gain on sale of investment;

•	Fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued and deferred liabilities.

In addition, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to tax deductions resulting from the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified $0.2 million and $2.4 million of excess tax benefits as a financing cash inflow and a corresponding operating cash outflow for fiscal 2007 and 2006, respectively.

Investing Activities

Net cash used in investing activities was $235.1 million and $63.4 million for fiscal 2007 and 2006, respectively.

Capital expenditures decreased by $16.1 million from fiscal 2006 to fiscal 2007 primarily as a result of the Company’s purchase of a 22 acre property adjacent to the Company’s current headquarters campus for $26.4 million with no comparable purchase in fiscal 2007. The Company’s investment in capital expenditures during fiscal 2007 primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM and Soma stores ($150.0 million), costs associated with system upgrades and new software implementations ($32.5 million) and other miscellaneous capital expenditures ($19.7 million).

On August 1, 2007, the Company consummated a transaction to sell a parcel of land south of Fort Myers, Florida for a sale price totaling approximately $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage.

On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire Lucy, a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment. The transaction was completed during the third quarter and the Company received approximately $15.1 million in cash proceeds. The Company holds a receivable of approximately $2.2 million for the balance of the proceeds to be received in conjunction with this transaction. The Company expects that this additional amount will be received during fiscal 2008.

The Company invested $22.1 million, net, in marketable securities in the current year. By contrast, in the prior period, the Company sold $163.2 million, net, in marketable securities primarily to fund the Company’s stock repurchase programs.

In addition, during fiscal 2007, the Company acquired all the territorial franchise rights to the state of Minnesota and the existing franchise locations in Minnesota for $32.9 million and acquired a franchise store in Florida for $6.4 million, while in the prior period, the Company purchased most of the assets of the Fitigues brand stores for $7.5 million and repurchased one franchise store for $0.8 million. In fiscal 2005, the Company purchased an equity investment in Lucy for business and strategic purposes totaling $10.4 million.

Financing Activities

Net cash provided by financing activities was $3.0 million in fiscal 2007 while net cash used in financing activities was $191.4 million in fiscal 2006.

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

In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over a twelve month period ending in May 2007. During fiscal 2006, the Company repurchased 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million program authorized by the Company’s Board. In addition, in fiscal 2007 and fiscal 2006, the Company repurchased an additional 54,282 shares and 7,090 shares, respectively, of restricted stock in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

As discussed above, prior to the adoption of SFAS 123R, the Company presented all tax benefits related to tax deductions attributable to the exercise of stock options as operating activities in the consolidated statement of cash flows. SFAS 123R requires that cash flows resulting from tax benefits related to such tax deductions in excess of the compensation expense recognized for those options (excess tax benefits) be classified as financing cash flows. As a result, the Company classified an excess of $0.2 million and an excess of $2.4 million in tax benefits as financing cash inflows in fiscal 2007 and 2006, respectively.

The Company received proceeds in both fiscal 2007 and 2006 from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan.

During fiscal 2007, certain of the Company’s current and former officers exercised an aggregate of 106,003 stock options at prices ranging from $8.80 to $21.95 and certain employees and former employees exercised an aggregate of 59,738 options at prices ranging from $0.1805 to $20.465. Also, during this period, the Company sold 40,013 and 12,810 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $19.03 and $13.59, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $3.5 million.

New Store Openings and Headquarters Expansion

During fiscal 2008, the Company plans on opening approximately 35-40 net new stores, of which 17-20 are expected to be Chico’s stores, 18-20 are expected to be WH|BM stores and none are expected to be Soma stores. The Company, however, continuously evaluates the appropriate new store growth rate in light of current economic conditions and may adjust the growth rate as conditions require.

The Company believes that the liquidity needed for its planned new store growth (including the continued investment associated with its Soma brand), its continuing store remodel/expansion program, the investments required for its Headquarters and distribution center future expansions, its continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing cash and marketable securities balances, and, if necessary, the capacity included in its bank credit facilities.

During the first quarter of fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, approximately 12% of which continues to be leased to unrelated third parties. As leases expire or are otherwise terminated, the Company anticipates it will be utilizing the vacant space, which is likely to require modifications, for its expanding corporate headquarters needs. The total cost for this property, along with the buildings, was approximately $26.4 million, which includes all transaction costs as of February 2, 2008. The acquisition was funded from the Company’s existing cash and marketable securities balances. With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available, particularly in light of its recent decision to slow its new store growth until improvements in the economy and the Company’s performance are achieved. Even with the scaled down growth plans, the Company’s present goal is to begin design work in late fiscal 2008. It is currently anticipated that the Company will require additional distribution space in late fiscal 2009 or fiscal 2010 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company.

During the third quarter of fiscal 2006, the Company reclassified a parcel of land located south of Fort Myers, Florida with a book value of $38.1 million from a long-term asset to a current asset that was being held for sale. On August 1, 2007, the Company consummated a transaction to sell the land with a sales price totaling $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage. The note accrues interest at a fixed rate of 6.0% annually with interest payable quarterly and the principal amount is payable in a balloon payment in two years. To date, the Company has received all payments due under the note.

In May 2006, the Company announced that it will work with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) to assist in managing its retail stores, beginning first with its Soma brand. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. On February 4, 2007, the Company completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system as well as rolling out the new financial systems at the same time. The second major phase anticipates an initial roll out and utilization of this new system in each of its other brands beginning in early fiscal 2009 with completion anticipated in mid to late fiscal 2009. The third major phase contemplates on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company through fiscal 2009 and beyond. The Company expects that the costs associated with the implementation of the ERP system will be funded from the Company’s existing cash and marketable securities balances.

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

Contractual Obligations

The following table summarizes the Company’s contractual obligations at February 2, 2008 (amounts in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$—	$—	$—	$—	$—
Short-term borrowings	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases	851,621	122,850	234,738	195,503	298,530
Non-cancelable purchase commitments	211,975	211,975	—	—	—

Total	$1,063,596	$334,825	$234,738	$195,503	$298,530

As of February 2, 2008, the Company’s contractual obligations consisted of amounts outstanding under operating leases and non-cancelable purchase commitments. Amounts due under non-cancelable purchase commitments consists of amounts to be paid under agreements to purchase inventory that are legally binding and that specify all significant terms, as well as amounts due on commercial letters of credit outstanding.

In June 2005, the Company entered into the Second Restated Revolving Credit Loan Agreement with Bank of America, N.A. (the “Agreement”), which replaced the Restated Revolving Credit and Term Loan Agreement dated as of September 2002, on terms and conditions substantially similar to the replaced facility. The terms of the Agreement provide for a $45 million aggregate revolving credit loan commitment, with a letter of credit sublimit of $40 million and a line of credit sublimit of $5 million. The revolving credit facility is set up to continue to automatically renew for additional one-year periods through 2010.

At February 2, 2008 and February 3, 2007, the Company did not have any relationship with unconsolidated entities or financial partnerships, of the type which certain other companies have established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Therefore, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Inventory Valuation and Shrinkage

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

Revenue Recognition

Although the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. Retail sales by Company stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and Company issued coupons. Retail sales by catalog and Internet are recorded when shipments are made to catalog and Internet customers and are net of estimated customer returns. Net sales to franchisees were recorded when merchandise was shipped to franchisees and were net of estimated returns. Under the Company’s current program, gift certificate and gift card sales do not have expiration dates. The Company accounts for gift certificates and gift cards by recognizing a liability at the time a gift certificate or gift card is sold. The liability is relieved and revenue is recognized for gift certificates and gift cards upon redemption. In addition, the Company recognizes revenue on unredeemed gift certificates and gift cards when it can determine that the likelihood of the gift certificate or gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificates or gift cards to relevant jurisdictions (commonly referred to as gift card breakage). The Company recognizes gift card breakage under the redemptive recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on the Company’s historical gift card breakage rate. The Company determines the gift card breakage rate based on its historical redemption patterns. Once the breakage rate is determined, it is recognized over a 60-month period based on historical redemption patterns of gift certificates and gift cards.

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

The Company evaluates the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of the Company’s reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. The Company evaluates its other intangible assets for impairment on an annual basis by comparing the fair value of the asset with its carrying value. Such estimates are subject to change and the Company may be required to recognize impairment losses in the future.

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

Operating Leases

The Company accounts for store rent expense in accordance with SFAS 13, “Accounting for Leases.” Accordingly, rent expense under store operating leases is recognized on a straight-line basis over the term of the leases. Landlord incentives, “rent-free” periods, rent escalation clauses and other rental expenses are also amortized on a straight-line basis over the terms of the leases, which includes the construction period and which is generally 60-90 days prior to the store opening date when the Company generally begins improvements in preparation of intended use. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic penalty associated with non-renewal.

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

Interpretations and guidance surrounding income tax laws and regulations adjust over time. The Company establishes reserves for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments can materially affect amounts recognized related to income tax uncertainties and may affect the Company’s results of operations or financial position. See Note 1 to the consolidated financial statements for further discussion regarding the impact of the Company’s adoption of FIN 48.

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

Stock-Based Compensation Expense

Effective January 29, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized during fiscal 2007 and fiscal 2006 for share-based awards includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the year ended January 28, 2006 have not been restated. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with APB 25 and related Interpretations, as permitted by SFAS 123.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current and prior periods. See Note 10 to the consolidated financial statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS 157 which delayed the effective date for these items until November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year beginning after

November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. SFAS 141R’s impact on accounting for business combinations is dependent upon acquisitions consummated after the Company’s expected adoption date of February 1, 2009.

Inflation

The Company’s operations are influenced by general economic conditions. Historically, inflation has not had a material effect on the results of operations. The Company believes that recent spikes in inflation, particularly in the energy sector, has resulted in some decreased customer spending on the Company’s merchandise.

Quarterly Results and Seasonality

The Company reports its sales on a monthly basis in line with other public companies in the women’s apparel industry. The Company’s quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, the spring and fall fashion lines and shifts in the timing of certain holidays. In addition, the Company’s periodic results can be directly and significantly impacted by the extent to which the Company’s new merchandise offerings are accepted by its customers and by the timing of the introduction of such merchandise.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of February 2, 2008 has not significantly changed since February 3, 2007. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.

The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of February 2, 2008, the Company did not have any outstanding borrowings on its line of credit and, given its current liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio currently consists of cash equivalents and marketable securities, including variable rate demand notes, which are highly liquid, variable rate municipal debt securities and municipal bonds. Although the variable rate municipal debt securities have long-term nominal maturity dates ranging from 2009 to 2041, the interest rates are reset either daily or every 7 days. Despite the long-term nature of the underlying securities of the variable rate demand notes, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. The municipal bonds have average maturity dates typically less than 14 days. Accordingly, the Company’s investments are classified as available-for-sale securities. As of February 2, 2008, an increase or decrease of 100 basis points in interest rates would have had no impact on the fair value of the Company’s marketable securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Chico’s FAS, Inc.

We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at February 2, 2008 and February 3, 2007, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2008 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, as of January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/  ERNST & YOUNG LLP

Tampa, Florida,
March 27, 2008

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 2,	February 3,
	2008	2007

ASSETS
Current Assets:
Cash and cash equivalents	$13,801	$37,203
Marketable securities, at market	260,469	238,336
Receivables	11,924	14,246
Income tax receivable	23,973	2,493
Inventories	144,261	110,840
Prepaid expenses	18,999	15,774
Land held for sale	—	38,120
Deferred taxes	13,306	17,337

Total current assets	486,733	474,349
Property and Equipment:
Land and land improvements	17,867	14,640
Building and building improvements	62,877	56,782
Equipment, furniture and fixtures	347,937	268,122
Leasehold improvements	396,650	301,670

Total property and equipment	825,331	641,214
Less accumulated depreciation and amortization	(257,378)	(184,474)

Property and equipment, net	567,953	456,740
Goodwill	96,774	62,596
Other Intangible Assets	38,930	34,040
Deferred Taxes	22,503	11,837
Other Assets, Net	37,233	21,065

	$1,250,126	$1,060,627

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$88,134	$55,696
Accrued liabilities	91,622	82,971
Current portion of deferred liabilities	1,437	1,169

Total current liabilities	181,193	139,836
Noncurrent Liabilities:
Deferred liabilities	156,417	116,860

Total noncurrent liabilities	156,417	116,860
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.01 par value; 400,000 shares authorized and 176,245 and 175,749 shares issued and outstanding, respectively	1,762	1,757
Additional paid-in capital	249,639	229,934
Retained earnings	661,115	572,240

Total stockholders’ equity	912,516	803,931

	$1,250,126	$1,060,627

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Net sales by Chico’s/Soma stores	$1,223,217	$1,210,474	$1,095,938
Net sales by WH|BM stores	418,901	367,063	261,601
Net sales by catalog and Internet	72,093	52,959	36,151
Other net sales	115	10,431	10,885

Net sales	1,714,326	1,640,927	1,404,575
Cost of goods sold	745,265	673,742	547,532

Gross profit	969,061	967,185	857,043
Selling, general and administrative expenses:
Store operating expenses	633,288	525,529	416,833
Marketing	82,736	66,465	52,951
Shared services	131,579	111,491	88,946

Total selling, general, and administrative expenses	847,603	703,485	558,730

Income from operations	121,458	263,700	298,313
Gain on sale of investment	6,833	—	—
Interest income, net	10,869	10,626	8,236

Income before income taxes	139,160	274,326	306,549
Income tax provision	48,012	99,635	112,568

Income from continuing operations	91,148	174,691	193,981
Loss on discontinued operations, net of tax	2,273	8,055	—

Net income	$88,875	$166,636	$193,981

Per share data:
Income from continuing operations per common share — basic	$0.52	$0.99	$1.07
Loss on discontinued operations per common share — basic	(0.01)	(0.05)	—

Net income per common share-basic	$0.51	$0.94	$1.07

Income from continuing operations per common and common equivalent share — diluted	$0.51	$0.98	$1.06
Loss on discontinued operations per common and common equivalent share — diluted	(0.01)	(0.05)	—

Net income per common and common equivalent share — diluted	$0.50	$0.93	$1.06

Weighted average common shares outstanding — basic	175,574	177,273	180,465

Weighted average common and common equivalent shares outstanding — diluted	176,355	178,452	182,408

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Additional			Other
		Par	Paid-in	Unearned	Retained	Comprehensive
	Shares	Value	Capital	Compensation	Earnings	(Loss) Income	Total

BALANCE, January 29, 2005	178,961	$1,790	$147,652	—	$411,556	$(130)	$560,868
Net income	—	—	—	—	193,981	—	193,981
Unrealized gain on marketable securities, net	—	—	—	—	—	35	35

Comprehensive income							194,016
Issuance of common stock	2,570	25	28,442	—	—	—	28,467
Issuance of restricted stock, net	195	2	5,323	(5,325)	—	—	—
Amortization of unearned compensation	—	—	—	1,615	—	—	1,615
Tax benefit of stock options exercised	—	—	21,461	—	—	—	21,461

BALANCE, January 28, 2006	181,726	1,817	202,878	(3,710)	605,537	(95)	806,427
Net income	—	—	—	—	166,636	—	166,636
Unrealized gain on marketable securities, net	—	—	—	—	—	95	95

Comprehensive income							166,731
Issuance of common stock	703	7	6,395	—	—	—	6,402
Repurchase of common stock	(6,680)	(67)	(148)	—	(199,933)	—	(200,148)
Stock-based compensation	—	—	21,241	—	—	—	21,241
Reversal of unearned compensation upon adoption of SFAS 123R	—	—	(3,710)	3,710	—	—	—
Tax benefit of stock options exercised	—	—	3,278	—	—	—	3,278

BALANCE, February 3, 2007	175,749	1,757	229,934	—	572,240	—	803,931
Net income and comprehensive income	—	—	—	—	88,875	—	88,875
Issuance of common stock	550	5	3,528	—	—	—	3,533
Repurchase of common stock	(54)	—	(694)	—	—	—	(694)
Stock-based compensation	—	—	17,080	—	—	—	17,080
Adjustment to excess tax benefit from stock-based compensation	—	—	(209)	—	—	—	(209)

BALANCE, February 2, 2008	176,245	$1,762	$249,639	$—	$661,115	$—	$912,516

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$88,875	$166,636	$193,981

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization, cost of goods sold	10,386	7,564	4,651
Depreciation and amortization, other	81,593	61,840	44,201
Deferred tax benefit	(6,635)	(22,324)	(8,411)
Stock-based compensation expense, cost of goods sold	4,909	6,004	438
Stock-based compensation expense, other	12,171	15,237	1,177
Excess tax benefit from stock-based compensation	(209)	(2,365)	—
Tax benefit of stock options exercised	—	—	21,461
Deferred rent expense, net	9,508	6,867	3,673
Goodwill impairment loss	—	6,752	—
Gain on sale of investment	(6,833)	—	—
(Gain) loss on disposal of property and equipment	(908)	826	753
Increase in assets —
Receivables, net	(18,770)	(4,517)	(7,147)
Inventories	(32,388)	(14,696)	(22,198)
Prepaid expenses and other	(3,958)	(3,676)	(5,955)
Increase in liabilities —
Accounts payable	32,437	8,262	10,709
Accrued and other deferred liabilities	38,469	56,584	31,073

Total adjustments	119,772	122,358	74,425

Net cash provided by operating activities	208,647	288,994	268,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,213,435)	(162,690)	(357,237)
Proceeds from sale of marketable securities	1,191,302	325,894	207,026
Purchase of Fitigues assets	—	(7,527)	—
Purchase of Minnesota franchise rights and stores	(32,896)	—	—
Acquisition of other franchise stores	(6,361)	(811)	—
Proceeds from sale of land	13,426	—	—
Proceeds from sale of investment	15,090	—	—
Purchase of equity investment	—	—	(10,418)
Purchases of property and equipment	(202,223)	(218,311)	(147,635)

Net cash used in investing activities	(235,097)	(63,445)	(308,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,533	6,402	28,467
Excess tax benefit from stock-based compensation	209	2,365	—
Repurchase of common stock	(694)	(200,148)	—

Net cash provided by (used in) financing activities	3,048	(191,381)	28,467

Net (decrease) increase in cash and cash equivalents	(23,402)	34,168	(11,391)
CASH AND CASH EQUIVALENTS, Beginning of period	37,203	3,035	14,426

CASH AND CASH EQUIVALENTS, End of period	$13,801	$37,203	$3,035

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$461	$107	$360
Cash paid for income taxes, net	$74,563	$105,646	$106,091
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receipt of note receivable for sale of land	$25,834	—	—
Receivable from sale of equity investment	$2,161	—	—

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 2, 2008
(In thousands, except share and per share amounts and where otherwise indicated)

1.  Business Organization and Significant Accounting Policies:

Business Organization

The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (the Company). The Company operates as a specialty retailer of private branded casual clothing, intimates and related accessories. The Company currently sells its products through traditional retail stores, catalog, and via the Internet at www.chicos.com, www.whitehouseblackmarket.com, and www.soma.com.  As of February 2, 2008, the Company’s retail store system consisted of 1,038 stores located throughout the United States, the U.S. Virgin Islands and Puerto Rico.

Fiscal Year

The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended February 2, 2008 (fiscal 2007), February 3, 2007 (fiscal 2006) and January 28, 2006 (fiscal 2005). Fiscal 2006 contained 53 weeks while fiscal 2007 and 2005 each contained 52 weeks.

Franchise Operations

A summary of the changes in the number of the Company’s franchise stores as compared to total Company-owned stores as of the end of fiscal 2007 and 2006 is as follows:

	Fiscal 2007	Fiscal 2006

Franchise stores reacquired	13	1
Franchise stores in operation at fiscal year-end	—	13
Company-owned stores at fiscal year-end	1,038	907

In early fiscal 2007, the Company completed the acquisition of all outstanding franchise rights which included 12 Minnesota stores and 1 Florida store.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information

The Company’s brands, Chico’s, WH|BM, and Soma Intimates, have been aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the Company’s brands.

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

Inventory Valuation and Shrinkage

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

Sales Taxes

The Company’s policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from revenue.

Marketable Securities

Marketable securities generally represent variable rate demand notes, which are highly liquid, variable rate municipal debt securities and municipal bonds. Although the variable rate municipal debt securities have long-term nominal maturity dates ranging from 2009 to 2041, the interest rates are reset either daily or every 7 days. Despite the long-term nature of the underlying securities of the variable rate demand notes, the Company has the ability to

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. The municipal bonds have average maturity dates typically less than 14 days.

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

Land Held for Sale

During the third quarter of fiscal 2006, the Company reclassified a parcel of land located south of Fort Myers, Florida with a book value of $38.1 million from a long-term asset to a current asset that was being held for sale. On August 1, 2007, the Company consummated a transaction to sell the land with a sales price totaling $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage. The note, which accrues interest at a fixed rate of 6.0% annually with interest payable quarterly and the principal amount payable in a balloon payment in two years, is included within other assets on the Company’s consolidated balance sheet. The Company has received all payments due under the note.

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Landlord incentives, “rent-free” periods, rent escalation clauses and minimum rental expenses are amortized on a straight-line basis over the terms of the leases, which includes the construction period and which is generally 60-90 days prior to the store opening date when the Company generally begins improvements in preparation of intended use.

Certain leases provide for contingent rents, in addition to a basic fixed rent, which contingent amounts are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Accrued liabilities” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Goodwill and Other Intangible Assets

The Company accounts for its goodwill and intangible assets in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. In fiscal 2007, the Company completed the acquisition of all outstanding franchise rights and recorded goodwill and a territorial franchise rights intangible asset. During fiscal 2003, in connection with the acquisition of The White House, Inc., the Company recorded goodwill and a trademark intangible asset.

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. In accordance with the provisions of SFAS 142, the Company is not amortizing the goodwill. Impairment testing for goodwill is done at a reporting unit level. Under SFAS 142, reporting units are defined as an operating segment or one level below an operating segment, called a component. Using these criteria, the Company identified its reporting units and further concluded that the goodwill related to the territorial franchise rights for the state of Minnesota should be allocated to the Chico’s reporting unit and that the WH|BM acquisition should be assigned to the WH|BM reporting unit.

The Company was then required to determine the fair values of the Chico’s reporting unit and the WH|BM reporting unit, respectively, and compare them to their respective carrying values. The fair value of a reporting unit is determined based on estimated future cash flows, discounted at a rate that approximates the Company’s cost of capital. The Company then determined the carrying value of the Chico’s reporting unit and the WH|BM reporting unit, respectively, by assigning the assets and liabilities, including the existing goodwill and intangible assets to each of them. In the fourth quarter of fiscal 2007, the fourth quarter of fiscal 2006 and the fourth quarter of fiscal 2005, the Company performed the test as described above, in connection with its annual impairment test required under SFAS 142 and the implied fair value of the Chico’s and the WH|BM reporting units for fiscal 2007, 2006 and 2005 exceeded their respective carrying amounts. Therefore, the Company was not required to recognize an impairment loss in any of the years.

As of February 2, 2008, the total value of intangible assets of $38.9 million related to the acquired WH|BM trademark and the acquired territorial franchise rights. As of February 3, 2007, the total value of the intangible assets of $34.0 million related solely to the acquired WH|BM trademark. The value of the trademark intangible asset was determined using a discounted cash flow method, based on the estimated future benefit to be received from the trademark. The value of the acquired territorial franchise rights was determined using a discounted cash flow method, based on a relief from royalty concept. The Company is not amortizing its intangible assets, as each has an indefinite useful life. In the fourth quarter of fiscal 2007, the Company performed an analysis to compare the implied fair values of each of its intangible assets, using a discounted cash flow method, to each of their respective carrying values and concluded that the intangible assets were not impaired.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the Company’s goodwill consist of the following:

Balance at February 3, 2007	$62,596
Goodwill related to acquisition of MN franchise stores	27,733
Goodwill related to acquisition of FL franchise store	6,445

Balance at February 2, 2008	$96,774

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

Gain on Sale of Investment

On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment totaling $10.4 million. The transaction was completed during the third quarter and the Company recorded a pre-tax gain of approximately $6.8 million, which is reflected as non-operating income in the accompanying statement of operations.

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

The cumulative effect of adoption of FIN 48 did not result in any adjustment in the Company’s liability for unrecognized income tax benefits. As of the date on which the Company adopted FIN 48, the total amount of unrecognized tax benefits associated with uncertain tax positions was $9.0 million. There was no effect on the Company’s stockholders’ equity for the adoption of FIN 48. A reconciliation of the Company’s beginning and ending amount of unrecognized tax benefit is as follows:

Balance at February 4, 2007	$8,987
Additions based on tax positions related to the current year	1,074
Additions for tax positions of prior years	300
Reductions for tax positions of prior years due to lapse of applicable statute of limitations	(495)
Settlements	(2,098)

Balance at February 2, 2008	$7,768

Included in the above beginning and ending balance are tax positions of $6.5 million and $5.2 million, respectively, which, if recognized, would favorably affect the effective tax rate. In addition, the beginning and ending balances above also include $2.5 million and $2.6 million, respectively, of tax positions for which the

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred income tax accounting, other than for interest and penalties, the disallowance of the shorter deductibility period would not affect the effective income tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company’s continuing practice is to include estimated interest and penalties, if any, in computing the amount that is recognized within income tax expense relating to uncertain income tax positions. As of February 2, 2008 and the date of adoption, the Company had accrued $1.4 million and $1.0 million of interest and penalties related to uncertain tax positions, respectively, which is included in the $7.8 million and $9.0 million unrecognized tax benefits noted above.

Although the Company believes that it has adequately provided for all tax positions, amounts asserted by tax authorities could be greater or less than the Company’s accrued position. Accordingly, the Company’s provisions on federal, state and local tax-related matters to be recorded in the future may change as revised estimates are made or the underlying matters are settled or otherwise resolved. As of February 2, 2008, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

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

During the first quarter of 2007, the Company received the IRS’s letter of a tentative full acceptance of the Company’s 2006 federal tax return subject to the completion of a post-filing review and received the full acceptance letter in the fourth quarter of 2007, with no changes to the filing.

The Company had previously reached agreement with the IRS and closed the audits of fiscal years 2002 through 2005, such that the Company no longer has any open years subject to examination by the IRS (other than the fiscal year 2007). The Company believes that its participation in the CAP real time audit program reduced tax-related uncertainties and enhanced transparency. The Company has agreed with the IRS to participate in the CAP program again in fiscal 2007 and fiscal 2008.

As for state and local income taxes, with few exceptions, the Company is no longer subject to state and local income tax examinations by taxing authorities for years prior to 2003.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate current fair value due to the short-term nature of the instruments.

Revenue Recognition

Retail sales by Company stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and Company issued coupons. Retail sales by catalog and Internet are recorded when shipments are made to catalog and Internet customers and are net of estimated customer returns. Historically, net sales to franchisees were recorded when merchandise was shipped to franchisees and were net of estimated returns. As of March 4, 2007, the Company is no longer in the franchise business, and as such, has no sales to franchisees after such date. Under the Company’s current program, gift certificate and gift card sales do not have expiration dates. The Company accounts for gift certificates and gift cards

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by recognizing a liability at the time a gift certificate or gift card is sold. The liability is relieved and revenue is recognized for gift certificates and gift cards upon redemption. In addition, the Company recognizes revenue on unredeemed gift certificates and gift cards when it can determine that the likelihood of the gift certificate or gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificates or gift cards to relevant jurisdictions (commonly referred to as gift card breakage). The Company recognizes gift card breakage under the redemptive recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on the Company’s historical gift card breakage rate. The Company determines the gift card breakage rate based on its historical redemption patterns. Once the breakage rate is determined, it is recognized over a 60-month period based on historical redemption patterns of gift certificates and gift cards.

Vendor Allowances

From time to time, the Company receives allowances and/or credits from certain of its vendors. The aggregate amount of such allowances and credits is immaterial to the Company’s results of operations.

Shipping and Handling Costs

Shipping and handling costs to either transport goods between stores or directly to customers, net of amounts paid to the Company by customers to cover these costs, amounted to $9.5 million, $8.3 million, and $6.3 million in fiscal 2007, 2006 and 2005, respectively, do not represent a significant portion of the Company’s operations and are included in store operating expenses in the accompanying consolidated statements of income. Amounts paid by customers to cover shipping and handling costs are considered insignificant.

Store Pre-opening Costs

Operating costs (including store set-up, rent and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included in store operating expenses in the accompanying consolidated statements of income.

Advertising Costs

Costs associated with advertising are charged to expense as incurred except for catalogs, which are amortized over the life of the catalog (typically less than six weeks). For fiscal 2007, 2006 and 2005, advertising costs were approximately $82.7 million, $66.5 million, and $53.0 million, respectively, and are reflected as marketing expenses in the accompanying consolidated statements of income.

Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards during fiscal 2006 included: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective transition method, results for the prior periods have not been restated. In addition, upon adoption, the Company calculated its pool of income tax benefits that were previously recorded in additional paid-in capital and are available to absorb future income tax benefit deficiencies that can result from the exercise of stock options or vesting of restricted stock awards. The Company has elected to calculate this pool under the alternative transition method provided for in FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” See Note 10 for a further discussion on stock-based compensation. Prior

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations, as permitted by SFAS 123 and complied with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure (“SFAS 148”).

The pro forma table below illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to all stock-based employee compensation for fiscal 2005:

Fiscal
2005

Net income, as reported	$193,981
Add: Stock-based compensation expense included in reported net income, net of taxes	1,017
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	13,031

Net income, pro forma	$181,967

Net income per common share:
Basic - as reported	$1.07
Basic - pro forma	$1.01
Diluted - as reported	$1.06
Diluted - pro forma	$1.00

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

The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income:

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Weighted average common shares outstanding — basic	175,574,116	177,273,138	180,464,882
Dilutive effect of stock options and unvested restricted stock outstanding	780,991	1,178,745	1,943,012

Weighted average common and common equivalent shares outstanding — diluted	176,355,107	178,451,883	182,407,894

In fiscal 2007, 2006 and 2005, 4,299,725, 851,945 and 229,680 potential shares of common stock, respectively were excluded from the diluted per share calculation relating to stock option and restricted stock awards, because the effect of including these potential shares was antidilutive.

Newly Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS 157 which delayed the effective date for these items until November 15, 2008. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (SFAS 141R).” SFAS 141R states that all business combinations, whether full, partial, or step acquisitions, will result in all assets and liabilities of an acquired business being recorded at their fair values at the acquisition date. In subsequent periods, contingent liabilities will be measured at the higher of their acquisition date fair value or the estimated amounts to be realized. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more businesses. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. SFAS 141R’s impact on accounting for business combinations is dependent upon acquisitions consummated after the Company’s expected adoption date of February 1, 2009.

2.  Acquisitions of Chico’s Franchised Stores:

On February 4, 2007, the Company consummated its asset purchase of Intraco, Inc. (“Intraco”) pursuant to which the Company acquired the franchise rights for the state of Minnesota and purchased a substantial portion of the assets of Intraco. Intraco, which held territorial franchise rights to the entire state of Minnesota for the Chico’s brand, operated twelve Chico’s brand store locations in Minnesota at that time. The acquisition included all of the existing retail store locations together with the reacquisition of the territorial franchise rights to the state of Minnesota. The total purchase price for the acquisition of the twelve stores was approximately $32.9 million. The Company’s allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to goodwill was as follows: $0.9 million to current assets, $1.4 million to fixed assets, $4.9 million to intangible assets, which represents the fair value of re-acquired territory rights, $27.7 million to goodwill, net of $2.0 million to current liabilities. The Company’s consolidated statements of income include the results of operations for these twelve stores from and after February 4, 2007, the date of acquisition of such stores.

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

3.  Discontinued Operations:

In early fiscal 2006, the Company acquired most of the assets of Fitigues consisting primarily of 12 retail stores. During the fourth quarter of fiscal 2006, the Company completed its evaluation of the Fitigues brand and decided it would close down operations of the Fitigues brand. In connection with this conclusion, in the fourth quarter of fiscal 2006, the Company recorded an aggregate $8.6 million impairment charge. The charge consisted of

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a loss on impairment of goodwill totaling $6.8 million, accelerated depreciation totaling approximately $1.2 million, and other impairment charges, mainly for inventory, totaling approximately $0.6 million. As of the end of fiscal 2007, the operations of the Fitigues brand have ceased and the Company does not expect to incur any further material costs associated with the closing down of this brand.

In accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented as shown in the following table:

	Fiscal Year Ended
	February 2,	February 3,
	2008	2007

Net sales	$1,688	$5,555

Loss from operations	3,470	12,647
Income tax benefit	1,197	4,592

Net loss on discontinued operations	$2,273	$8,055

4.	Marketable Securities:

The following tables summarize the Company’s investments in marketable securities at February 2, 2008 and February 3, 2007:

February 2, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Total marketable securities	$260,469	$—	$—	$260,469

February 3, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Total marketable securities	$238,336	$—	$—	$238,336

There were no marketable securities in an unrealized loss position at February 2, 2008 or February 3, 2007.

5.  Receivables:

Receivables consisted of the following:

	February 2,	February 3,
	2008	2007

Tenant improvement advances	$6,497	$9,567
Franchisees	—	2,185
Other	5,427	2,559

Total receivables	11,924	14,311
Less allowance for sales returns from franchisees	—	(65)

	$11,924	$14,246

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Liabilities:

Accrued liabilities consisted of the following:

	February 2,	February 3,
	2008	2007

Allowance for estimated customer returns, gift certificates and store credits outstanding	$41,809	$40,930
Accrued payroll, bonuses and severance costs	15,118	15,000
Allowance for construction in progress	8,407	9,349
Other	26,288	17,692

	$91,622	$82,971

7.	Income Taxes:

The Company’s income tax provision consisted of the following:

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Current:
Federal	$49,854	$105,172	$106,624
State	7,648	14,199	14,355
Deferred:
Federal	(8,218)	(19,119)	(8,032)
State	(1,272)	(617)	(379)

Total income tax provision	$48,012	$99,635	$112,568

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal	Fiscal	Fiscal
	2007	2006	2005

Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	2.9	2.8	2.7
Other items, net	(3.4)	(1.5)	(1.0)

Total	34.5%	36.3%	36.7%

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of February 2, 2008, and February 3, 2007:

	February 2,	February 3,
	2008	2007

Current deferred tax assets:
Accrued liabilities and allowances	$11,926	$14,009
Inventories	1,380	3,328

	$13,306	$17,337

Noncurrent deferred tax assets:
Depreciation	$7,208	$—
Accrued liabilities and allowances	2,527	—
Deferred rent	—	4,244
Accrued straight-line rent	13,019	8,961
Deferred compensation	1,551	4,435
SFAS 123R compensation	12,878	7,595

	$37,183	$25,235

Noncurrent deferred tax liabilities:
Depreciation	—	(2,648)
Deferred rent	(273)	—
Other intangible assets	(14,407)	(10,750)

	$(14,680)	$(13,398)

Deferred tax assets at February 2, 2008 and February 3, 2007 totaled $50.5 million and $42.6 million, respectively. Deferred tax liabilities at February 2, 2008 and February 3, 2007 totaled $14.7 million and $13.4 million, respectively.

8.	Deferred Liabilities:

Deferred liabilities consisted of the following:

	February 2,	February 3,
	2008	2007

Deferred rent	$33,215	$23,707
Deferred compensation	4,049	11,728
Deferred lease credits and other	120,590	82,594

Total deferred liabilities	157,854	118,029
Less current portion	(1,437)	(1,169)

	$156,417	$116,860

Deferred rent represents the difference between operating lease obligations currently due and operating lease expense, which is recorded by the Company on a straight-line basis over the terms of its leases.

Deferred compensation represents the deferred compensation liability payable to participants of the Chico’s FAS, Inc. Deferred Compensation Plan (the Deferred Plan). See Note 11.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred lease credits represent construction allowances received from landlords and are amortized as a reduction of rent expense over the appropriate respective terms of the related leases.

9.  Commitments and Contingencies:

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

Minimum future rental payments under noncancellable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of February 2, 2008, are approximately as follows:

Fiscal Year Ending:
January 31, 2009	$122,850
January 30, 2010	121,138
January 29, 2011	113,600
January 28, 2012	104,377
February 3, 2013	91,126
Thereafter	298,530

Total minimum lease payments	$851,621

A majority of the Company’s new store operating leases contain cancellation clauses that allow the leases to be terminated at the Company’s discretion, if certain minimum sales levels are not met within the first few years of the lease term. The Company has not historically exercised many of these cancellation clauses and, therefore, has included commitments for the full lease terms of such leases in the above table. For fiscal 2007, 2006 and 2005, total rent expense under the Company’s operating leases was approximately $140.4 million, $113.3 million, and $91.9 million, respectively, including common area maintenance charges of approximately $19.0 million, $15.0 million, and $11.4 million, respectively, other rental charges of approximately $18.8 million, $14.0 million, and $10.9 million, respectively, and contingent rental expense of approximately $8.2 million, $10.5 million, and $11.9 million, respectively, based on sales.

The Company has an unsecured revolving credit facility (the Credit Facility) with Bank of America, N.A., consisting of a total available commitment of $45 million, composed of a line of credit of $5 million (the Line) and a $40 million letter of credit sublimit. All borrowings under the Credit Facility bear interest at the LIBOR rate, plus an additional amount ranging from 0.80 percent to 2.90 percent adjusted quarterly based on the Company’s performance per annum (a combined 3.9 percent at February 2, 2008). The Company is also required to pay, quarterly in arrears, a commitment fee of 0.10 percent per annum on the average daily unused portion of the Line. There are no compensating balance requirements associated with the Credit Facility. No borrowings are outstanding as of February 2, 2008 and February 3, 2007.

The Credit Facility contains certain restrictions regarding additional indebtedness, business operations, liens, guaranties, transfers and sales of assets, and transactions with subsidiaries or affiliates. In addition, the Company must comply with certain quarterly restrictions (based on a rolling four-quarters basis) regarding net worth, leverage ratio, fixed charge coverage and current ratio requirements. The Company was in compliance with all covenants at February 2, 2008. The Credit Facility was automatically renewed through June 1, 2008 and is set up to continue to automatically renew for additional one-year periods through June 2010, subject to the right of either party to terminate on each renewal date upon giving proper notice.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At February 2, 2008, the Company has approximately $0.8 million in commercial and standby letters of credit outstanding (see Note 8), which arose in the normal course of business.

At February 2, 2008 and February 3, 2007, the Company had approximately $211.8 million and $180.6 million, respectively, due under non-cancelable purchase commitments consisting of amounts to be paid under agreements to purchase inventory that are legally binding and that specify all significant terms.

On May 9, 2007, the Company was served with a lawsuit in which it was named as defendant in a putative class action in the Superior Court for the State of California, County of Los Angeles, Linda Balint v. Chico’s FAS, Inc. et al. The Complaint alleged that the Company, in violation of California law, failed to: (1) pay overtime wages, and (2) provide meal periods, among other claims. The Company timely filed its response denying the material allegations of the Complaint. In October 2007, the parties participated in an early mediation of this matter and reached a settlement as a result of that mediation. In January 2008, the Court gave its preliminary approval of the settlement and notice of the settlement has been sent to all class members. Class members have until April 21, 2008 to partake in, opt out of, or object to the settlement. The settlement is subject to final approval by the Court. The settlement, if approved by the Court, is not expected have a material impact on the Company’s results of operations or financial condition.

The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.

10.  Stock Option Plans and Capital Stock Transactions:

General

At February 2, 2008, the Company had stock-based compensation plans as more particularly described below. The total compensation expense related to stock-based awards granted under these plans during fiscal 2007 and 2006, in accordance with SFAS 123R, was $17.1 million and $21.2 million, respectively. The total compensation expense related to stock-based awards granted under these plans during fiscal 2005, reflecting compensation expense recognized in accordance with APB 25, was $1.6 million. Effective January 29, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest and on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for fiscal 2007 and fiscal 2006 based on its historical experience during the preceding four fiscal years.

Beginning in the first quarter of fiscal 2005, certain of the Company’s officers and non-officers, its two non-officer inside directors, and each of its independent directors were granted restricted stock awards, pursuant to restricted stock agreements. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The Company holds the certificates for such shares in safekeeping during the vesting period, and the grantee cannot transfer the shares before the respective shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. Restricted stock awarded to officers and non-officer employees in fiscal 2005 vests 100% at the end of three years from the date of grant. In early fiscal 2006, the Company decided to change the vesting for future restricted stock awards awarded to officers and non-officer employees such that substantially all restricted stock vests pro-rata over a period of three years from the date of grant. The restricted stock awarded to non-officer directors in fiscal 2005, 2006 and 2007 vests pro-rata over a period of three years from the date of grant. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

Stock Option Plans

1993 Stock Option Plan

During fiscal year 1993, the Board approved a stock option plan, as amended in fiscal 1999 (the 1993 Plan) for eligible employees of the Company. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of grant or, in the case of an employee owning more than 10 percent of the outstanding stock of the Company and to the extent incentive stock options, as opposed to nonqualified stock options, are issued, the price is not less than 110 percent of such fair market value. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by an employee in any calendar year may not exceed $100,000. Options granted under the terms of the 1993 Plan generally vest evenly over three years and have a 10-year term. As of February 2, 2008, approximately 443,000 nonqualified options remain outstanding under the 1993 Plan.

Independent Directors’ Plan

In October 1998, the Board approved a stock option plan (the Independent Directors’ Plan) for eligible independent directors of the Company. Options granted under the terms of the Independent Directors’ Plan vest after six months and have a 10-year term. From the date of the adoption of the Independent Directors’ Plan and until the 2002 Omnibus Stock and Incentive Plan was adopted, 507,500 options were granted under the Independent Directors’ Plan. As of February 2, 2008, approximately 120,000 options under the Independent Directors’ Plan remain outstanding.

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

Under the Omnibus Plan, the per share exercise price of each stock option cannot be less than the fair market value of the stock on the date of grant or, in the case of an employee owning more than 10 percent of the outstanding stock of the Company and to the extent incentive stock options, as opposed to nonqualified stock options, are issued, the price cannot be less than 110 percent of such fair market value. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by an employee in any calendar year may not exceed $100,000. Options granted under the terms of the Omnibus Plan generally vest evenly over three years and have a 10-year term. In accordance with the terms of the Omnibus Plan, shares of common stock that are represented by options granted under the Company’s previously existing plans which are forfeited, expire or are cancelled without delivery of shares of common stock are added to the amounts reserved for issuance under the Omnibus Plan. As of February 2, 2008, approximately 4,926,000 nonqualified stock options are outstanding under the Omnibus Plan.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan (the “ESPP”) under which substantially all full-time employees are given the right to purchase up to 400 shares of the Company’s common stock during each of the two

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified offering periods each fiscal year, for a total of up to 800 shares in any given fiscal year, at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2007, 2006 and 2005, approximately 53,000, 92,000, and 92,000 shares, respectively, were purchased under the ESPP. Prior to January 29, 2006, the Company recognized no compensation expense for the issuance of shares under the ESPP. As of January 29, 2006 and in accordance with the provisions of SFAS 123R, the Company recognizes compensation expense based on the 15% discount at purchase. For fiscal 2007 and fiscal 2006, ESPP compensation expense was $0.2 million, and $0.3 million, respectively.

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

The weighted average assumptions relating to the valuation of the Company’s stock options for fiscal 2007, 2006 and 2005 were as follows:

	Fiscal 2007	Fiscal 2006	Fiscal 2005

Weighted average fair value of grants	$7.46	$15.12	$14.22
Expected volatility	43%	46%	57%
Exercise term (years)	4.5 years	4.5 years	4.6 years
Risk-free interest rate	4.2%	4.6%	3.9%
Expected dividend yield	N/A	N/A	N/A

Aggregate Stock Option Activity

As of February 2, 2008, 5,488,489 nonqualified options are outstanding at a weighted average exercise price of $19.94 per share, and 1,353,502 remain available for future grants of either stock options, restricted stock or restricted stock units, subject to certain sublimits applicable to restricted stock. Of the options outstanding, 4,003,882 options are exercisable as of February 2, 2008.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for fiscal 2007 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)

Outstanding, beginning of period	5,101,065	$21.08
Granted	1,180,875	18.00
Exercised	(165,741)	15.67
Canceled or expired	(627,710)	26.64

Outstanding, end of period	5,488,489	19.94	6.78 years	$4,177

Vested and expected to vest at February 2, 2008	5,202,177	19.85	6.70 years	$4,164
Exercisable at February 2, 2008	4,003,882	19.38	5.92 years	$4,109

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess if any, of the Company’s closing stock price on the last trading day of fiscal 2007 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 2, 2008. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during fiscal 2007 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $1.3 million.

As of February 2, 2008, there was $10.5 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.4 years.

Cash received from option exercises and purchases under the ESPP for fiscal 2007 was an aggregate of $3.5 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $0.5 million for fiscal 2007.

Restricted stock awards as of February 2, 2008 and changes during fiscal 2007 were as follows:

	Fiscal 2007
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested, beginning of period	377,589	$30.84
Granted	396,451	17.54
Vested	(204,496)	29.73
Canceled	(64,873)	28.01

Nonvested, end of period	504,671	$21.21

Total fair value of shares of restricted stock that vested during fiscal 2007 was $2.2 million. As of February 2, 2008, there was $7.5 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.5 years.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For fiscal 2007, stock-based compensation expense was allocated as follows (in thousands):

	Fiscal	Fiscal
	2007	2006

Cost of goods sold	$4,909	$6,004
General, administrative and store operating expenses	12,171	15,237

Stock based compensation expense before income taxes	$17,080	$21,241
Income tax benefit	5,836	7,604

Total stock-based compensation expense after income taxes	$11,244	$13,637

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

During fiscal 2007, the Company repurchased an additional 54,282 shares of restricted stock in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

11.  Retirement Plans:

The Company has a 401(k) defined contribution employee benefit plan (the Plan) covering substantially all employees. Employees’ rights to Company-contributed benefits vest fully upon completing five years of service, with incremental vesting in service years two through five, as specified in the Plan. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. The Company has elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2007, 2006 and 2005, the Company’s costs under the Plan were approximately $2.4 million, $2.1 million, and $1.8 million, respectively.

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.  Quarterly Results of Operations (Unaudited):

					Net Income (Loss)
				Net Income (Loss)	Per Common and
			Net	Per	Common
			Income	Common Share –	Equivalent Share –
	Net Sales	Gross Profit	(Loss)	Basic	Diluted

Fiscal year ended February 2, 2008:
First quarter	$453,088	$279,765	$47,158	$0.27	$0.27
Second quarter	436,029	251,729	38,683	0.22	0.22
Third quarter	415,913	242,464	23,570	0.13	0.13
Fourth quarter	409,297	195,104	(20,537)	(0.12)	(0.12)
Fiscal year ended February 3, 2007:
First quarter	$390,663	$241,106	$52,465	$0.29	$0.29
Second quarter	403,414	243,831	53,843	0.30	0.30
Third quarter	402,219	240,788	42,147	0.24	0.24
Fourth quarter	444,631	241,460	18,181	0.10	0.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of February 2, 2008.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited Chico’s FAS Inc.’s and subsidiaries internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chico’s FAS Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Chico’s FAS Inc. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2007 consolidated financial statements of Chico’s FAS Inc. and our report dated March 27, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Tampa, Florida
March 27, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance in the Company’s 2008 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Item A. of Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in the Company’s 2008 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Company’s 2008 Annual Meeting proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information concerning the Company’s equity compensation plans as of the end of the fiscal year ended February 2, 2008:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
Plan Category	and Rights	and Rights ($)	Reflected in Column(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	5,488,489	$19.94	1,353,502
Equity compensation plans not approved by security holders	—	—	—

Total	5,488,489	$19.94	1,353,502

(1)	Includes shares authorized for issuance under the Company’s 1993 Stock Option Plan, Independent Directors Plan, and 2002 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Company’s 2008 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Company’s 2008 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report.

(1) The following financial statements are contained in Item 8:

(2) The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

3	.1*	Articles of Restatement of the Articles of Incorporation, effective as of June 21, 2005 (Filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on June 24, 2005)
3	.2*	Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K/A, as filed with the Commission on May 2, 2006)
3	.3*	Amendment to Amended and Restated By-laws of Chico’s FAS (Filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the Commission on December 20, 2007)
4	.1*	Articles of Restatement of the Articles of Incorporation, effective as of June 21, 2005 (Filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on June 24, 2005)
4	.2*	Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K/A, as filed with the Commission on May 2, 2006)
4	.3*	Amendment to Amended and Restated By-laws of Chico’s FAS (Filed as Exhibit 4.3 to the Company’s Form 8-K, as filed with the Commission on December 20, 2007)
4	.4*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)
10	.1*	Employment Agreement for Charles J. Kleman (Filed as Exhibit 10.6.5 to the Company’s Form 10-Q for the quarter ended April 4, 1993, as filed with the Commission on May 18, 1993)
10	.2*	Amendment No. 1 to Employment Agreement between the Company and Charles J. Kleman, effective as of August 21, 2000 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10	.3*	Employment Agreement between the Company and Scott A. Edmonds, effective as of September 3, 2003 (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10	.4*	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of June 22, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
10	.5*	Employment Agreement for Mori C. MacKenzie (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)

10	.6*	Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10	.7*	Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10	.8*	Amendment No. 1 to Employment Agreement between the Company and Patricia A. Murphy, effective as of August 21, 2000 (Filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended February 3, 2001, as filed with the Commission on April 30, 2001)
10	.9*	Employment Agreement between the Company and Patricia Murphy Kerstein, effective as of April 3, 2006 (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 28, 2006, as filed with the Commission on April 7, 2006)
10	.10*	Employment Agreement between the Company and Patricia Murphy Kerstein, dated September 21, 2007 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 3, 2007, as filed with the Commission on December 4, 2007)
10	.11*	Employment Agreement between the Company and Patricia Darrow-Smith, effective as of September 5, 2003 (Filed as Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on September 5, 2003)
10	.12*	Employment Agreement between the Company and Charles L. Nesbit, Jr., effective as of August 4, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q as filed with the Commission on May 26, 2005)
10	.13*	Employment letter agreement between the Company and Michael J. Leedy, with employment commencing on April 3, 2006 (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended January 28, 2006, as filed with the Commission on April 7, 2006)
10	.14*	Employment letter agreement between the Company and Michele M. Cloutier, with employment commencing on September 12, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on September 13, 2006)
10	.15*	Employment letter agreement between the Company and Donna Noce Colaco, with employment commencing on August 6, 2007 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 4, 2007, as filed with the Commission on August 29, 2007)
10	.16*	Employment letter agreement between the Company and Kent A. Kleeberger, with employment commencing on November 1, 2007 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on October 23, 2007)
10	.17*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10	.18*	First Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10	.19*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.20*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.21*	First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)
10	.22*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.23*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.24*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.25		Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees
10	.26*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.4 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10	.27*	Chico’s FAS, Inc. Amended and Restated 2002 Employee Stock Purchase Plan (Filed as Exhibit 10.29 to the Company’s Form 10-K, as filed with the Commission on April 9, 2004)
10	.28*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.29*	First Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 5, 2006)
10	.30*	Second Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 13, 2007)
10	.31*	Chico’s FAS, Inc. Executive Severance Plan effective October 1, 2007 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on September 27, 2007)
10.32		Chico’s Amended and Restated Executive Severance Plan
10.33		Chico’s FAS, Inc. Officer Severance Plan
10	.34*	Participation Agreement with Scott A. Edmonds (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 6, 2008)
10	.35*	Participation Agreement with Kent A. Kleeberger (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on March 6, 2008)
10	.36*	Participation Agreement with Michael J. Kincaid (Filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the Commission on March 6, 2008)
10	.37*	Indemnification Agreement with Charles J. Kleman (Filed as Exhibit 10.9.5 to the Company’s Form 10-Q for the quarter ended July 4, 1993, as filed with the Commission on August 13, 1993)
10	.38*	Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)
10	.39*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)
10	.40*	Indemnification Agreements with Betsy S. Atkins, John W. Burden, III, Verna K. Gibson, Helene B. Gralnick, Marvin J. Gralnick, Michael J. Kincaid, Stewart P. Mitchell, Ross E. Roeder and Michael Weiss (Filed as Exhibits 10.1-10.9 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)
10	.41*	Indemnification Agreements with Charles L. Nesbit, Jr. and A. Alexander Rhodes (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on May 2, 2006)
10	.42*	Second Restated Revolving Credit Loan Agreement by and among Bank of America, N.A., the Company and the subsidiaries of the Company dated as of June 23, 2005 (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 5, 2005)
10	.43*	First Amendment to Second Restated Revolving Credit Loan Agreement, effective as of May 15, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 17, 2006)
10	.44*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10	.45*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10	.46*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.47*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.48*	Stock Purchase Agreement dated as of July 30, 2003 among Chico’s FAS, Inc., The White House, Inc., the stockholders of The White House, Inc. and the Sellers’ Representative (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 2, 2003, as filed with the Commission on August 27, 2003)
21		Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP
31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chico’s Fas, Inc.

By:	/s/ Scott A. Edmonds
Scott A. Edmonds,
Chairman, President and Chief Executive Officer

Date: March 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott A. Edmonds Scott A. Edmonds	Chairman, President and Chief Executive Officer, (Principal Executive Officer)	March 28, 2008

/s/ Kent A. Kleeberger Kent A. Kleeberger	Executive Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 28, 2008

/s/ Michael J. Kincaid Michael J. Kincaid	Senior Vice President — Finance, Chief Accounting Officer and Assistant Secretary (Principal Accounting Officer)	March 28, 2008

/s/ Betsy S. Atkins Betsy S. Atkins	Director	March 28, 2008

/s/ John W. Burden, III John W. Burden, III	Director	March 28, 2008

/s/ David F. Dyer David F. Dyer	Director	March 28, 2008

/s/ Verna K. Gibson Verna K. Gibson	Director	March 28, 2008

/s/ John J. Mahoney John J. Mahoney	Director	March 28, 2008

/s/ Ross E. Roeder Ross E. Roeder	Director	March 28, 2008

/s/ David F. Walker David F. Walker	Director	March 28, 2008