Form 10-Q
period 2008-05-03
CHICOS FAS INC
filed 2008-05-28
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
May 3, 2008	0-21258
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At May 22, 2008, there were 176,441,606 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	May 3,	February 2,
	2008	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,022	$13,801
Marketable securities, at market	233,752	260,469
Receivables	15,028	11,924
Income tax receivable	—	23,973
Inventories	161,260	144,261
Prepaid expenses	19,880	18,999
Deferred taxes	15,924	13,306

Total Current Assets	482,866	486,733

Property and Equipment:
Land and land improvements	17,792	17,867
Building and building improvements	69,224	62,877
Equipment, furniture and fixtures	359,372	347,937
Leasehold improvements	411,930	396,650

Total Property and Equipment	858,318	825,331
Less accumulated depreciation and amortization	(276,528)	(257,378)

Property and Equipment, Net	581,790	567,953

Other Assets:
Goodwill	96,774	96,774
Other intangible assets	38,930	38,930
Deferred taxes	24,287	22,503
Other assets, net	37,596	37,233

Total Other Assets	197,587	195,440

	$1,262,243	$1,250,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$68,905	$88,134
Accrued liabilities	99,277	91,622
Current portion of deferred liabilities	1,472	1,437

Total Current Liabilities	169,654	181,193

Noncurrent Liabilities:
Deferred liabilities	165,135	156,417

Total Noncurrent Liabilities	165,135	156,417

Stockholders’ Equity:
Common stock	1,764	1,762
Additional paid-in capital	251,843	249,639
Retained earnings	673,847	661,115

Total Stockholders’ Equity	927,454	912,516

	$1,262,243	$1,250,126

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3, 2008		May 5, 2007
	Amount	% of Sales	Amount	% of Sales
Net sales by Chico’s/Soma stores	$285,694	69.8	$333,052	73.5
Net sales by White House | Black Market stores	107,849	26.3	103,467	22.9
Net sales by Direct to Consumer	16,021	3.9	16,454	3.6
Other net sales	—	—	115	0.0

Net sales	409,564	100.0	453,088	100.0

Cost of goods sold	180,762	44.1	173,323	38.3

Gross margin	228,802	55.9	279,765	61.7

Selling, general and administrative expenses:
Store operating expenses	160,985	39.3	154,693	34.1
Marketing	22,843	5.6	20,939	4.6
Shared services	28,281	6.9	29,471	6.5

Total selling, general and administrative expenses	212,109	51.8	205,103	45.2

Income from operations	16,693	4.1	74,662	16.5
Interest income, net	2,239	0.5	2,245	0.5

Income before income taxes	18,932	4.6	76,907	17.0
Income tax provision	6,200	1.5	27,764	6.2

Income from continuing operations	12,732	3.1	49,143	10.8
Loss on discontinued operations, net of tax	—	0.0	1,985	0.4

Net income	$12,732	3.1	$47,158	10.4

Per share data:
Income from continuing operations per common share—basic	$0.07		$0.28
Loss on discontinued operations per common share—basic	—		(0.01)

Net income per common share—basic	$0.07		$0.27

Income from continuing operations per common and common equivalent share—diluted	$0.07		$0.28
Loss on discontinued operations per common and common equivalent share—diluted	—		(0.01)

Net income per common and common equivalent share—diluted	$0.07		$0.27

Weighted average common shares outstanding—basic	175,796		175,421

Weighted average common and common equivalent shares outstanding—diluted	176,014		176,595

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,732	$47,158

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	2,700	2,530
Depreciation and amortization, other	23,517	19,772
Deferred tax benefit	(4,402)	(3,451)
Stock-based compensation expense, cost of goods sold	1,008	1,422
Stock-based compensation expense, other	2,129	3,604
(Excess) deficiency tax benefit of stock-based compensation	(100)	88
Deferred rent expense, net	2,417	1,644
Loss on disposal of property and equipment	9	—
Decrease (increase) in assets—
Receivables, net	20,869	1,861
Inventories	(16,999)	(29,600)
Prepaid expenses and other	(1,245)	(1,462)
(Decrease) increase in liabilities—
Accounts payable	(19,229)	17,865
Accrued and other deferred liabilities	13,001	27,014

Total adjustments	23,675	41,287

Net cash provided by operating activities	36,407	88,445

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales (purchases) of marketable securities, net	26,717	(12,216)
Purchase of Minnesota franchise rights and stores	—	(32,896)
Acquisition of other franchise stores	—	(6,361)
Purchases of property and equipment	(40,063)	(52,267)

Net cash used in investing activities	(13,346)	(103,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	163	1,612
Excess (deficiency) excess tax benefit of stock-based compensation	100	(88)
Repurchase of common stock	(103)	(98)

Net cash provided by financing activities	160	1,426

Net increase (decrease) in cash and cash equivalents	23,221	(13,869)

CASH AND CASH EQUIVALENTS — Beginning of period	13,801	37,203

CASH AND CASH EQUIVALENTS — End of period	$37,022	$23,334

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest	$22	$20
Cash paid for income taxes, net	$460	$11,213
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 3, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2008. The February 2, 2008 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 3, 2008 are not necessarily indicative of the results that may be expected for the entire year.
     Other net sales for the prior period consisted of net sales to franchisees.
     Certain prior year amounts have been reclassified in order to conform to the current year presentation.
Note 2. Newly Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The Company adopted SFAS 157 effective February 3, 2008, for all financial assets and liabilities as required. Refer to Note 7, Fair Value Measurements, for additional information. The Company does not expect the standard to have a material impact on its consolidated financial statements when fully adopted in fiscal year 2009.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115”, (“SFAS 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. SFAS 159 was effective for the Company effective February 3, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 3, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Discontinued Operations
     As disclosed in the Company’s Form 10-K for the fiscal year ended February 3, 2007, during the fourth quarter of fiscal 2006, the Company completed its evaluation of its Fitigues brand and decided that it would close down operations of the Fitigues brand. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues, if any, from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented as shown in the following table:

Thirteen
Weeks Ended
May 5, 2007

Net sales	$1,582

Loss from operations	$3,106
Income tax benefit	1,121

Net loss on discontinued operations	$1,985

     In mid fiscal 2007, the operations of the Fitigues brand ceased and the Company does not expect to incur any further material costs associated with the closing of this brand.
Note 4. Income Taxes
     Effective February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.
     As of February 2, 2008, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was $7.8 million. There have been no significant changes to the total amount of unrecognized tax benefits associated with uncertain tax positions during the thirteen weeks ended May 3, 2008. As of May 3, 2008, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 3, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation
General
     The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock-based compensation expense for share-based awards recognized during the thirteen weeks ended May 3, 2008 and May 5, 2007 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
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
     The weighted average assumptions relating to the valuation of the Company’s stock options for the thirteen weeks ended May 3, 2008 and May 5, 2007 were as follows:

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007
Weighted average fair value of grants	$3.00	$9.41
Expected volatility	46%	43%
Expected term (years)	4.5	4.5
Risk-free interest rate	2.3%	4.6%
Expected dividend yield	N/A	N/A

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 3, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Stock Based Compensation Activity
     As of May 3, 2008, 5,942,936 nonqualified options are outstanding at a weighted average exercise price of $18.73 per share, and 717,001 remain available for future grants of either stock options, restricted stock or restricted stock units, subject to certain sublimits applicable to restricted stock.
     The following table presents a summary of the Company’s stock options activity for the thirteen weeks ended May 3, 2008:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	5,488,489	$19.94
Granted	606,600	7.42
Exercised	(33,800)	0.99
Canceled or expired	(118,353)	22.15

Outstanding, end of period	5,942,936	18.73

Exercisable at May 3, 2008	4,126,181	19.66
     The following table presents a summary of the Company’s restricted stock activity for the thirteen weeks ended May 3, 2008:

		Weighted Average
	Number of Shares	Grant Date Fair Value

Nonvested, beginning of period	504,671	$21.21
Granted	187,596	7.42
Vested	(60,735)	25.19
Canceled	(25,559)	17.80

Nonvested, end of period	605,973	16.68

     For the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively, stock-based compensation expense was allocated as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Cost of goods sold	$1,008	$1,422
Selling, general and administrative expenses	2,129	3,604

Stock based compensation expense before income taxes	$3,137	$5,026
Income tax benefit	1,018	1,766

Total stock-based compensation expense after income taxes	$2,119	$3,260

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 3, 2008
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

	Thirteen Weeks Ended
	May 3,	May 5,
	2008	2007
Weighted average common shares outstanding — basic	175,796,061	175,421,047
Dilutive effect of stock options and unvested restricted stock outstanding	217,683	1,173,961

Weighted average common and common equivalent shares outstanding — diluted	176,013,744	176,595,008

     For the thirteen weeks ended May 3, 2008 and May 5, 2007, 5,915,788 and 1,896,216 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option and restricted awards because the effect of including these potential shares was anti-dilutive.
Note 7. Fair Value Measurements
     Effective February 3, 2008, the Company adopted SFAS 157, except as it applies to FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (FSP SFAS 157-2). FSP SFAS 157-2 allows entities to defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. as least annually).
     SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. Fair value is defined under SFAS 157 as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 3, 2008
(Unaudited)
(in thousands, except share and per share amounts)
     The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
Level 1 —	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 —	Unadjusted quoted prices in active markets for similar assets or liabilities, or; Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or; Inputs other than quoted prices that are observable for the asset or liability

Level 3 —	Unobservable inputs for the asset or liability.
     The Company measures certain financial assets at fair value on a recurring basis, including its marketable securities, which are classified as available-for-sale securities, and certain cash equivalents, specifically its money market accounts. In accordance with SFAS 157, the Company categorized its financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

	As of May 3, 2008
Current Assets	Total	Level 1	Level 2	Level 3
Cash Equivalents
Money market accounts	4,022	4,022	—	—
Marketable Securities
Variable Rate Demand Notes	233,752	—	233,752	—

Total	237,774	4,022	233,752	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s 2007 Annual Report to Stockholders.
Executive Overview
     Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market (“WH|BM”) and Soma Intimates (“Soma”) brand names.
     Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using generally easy-care fabrics. WH|BM, which the Company acquired in September 2003, and which began operations in 1985, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, feminine and unique, assorted primarily in white and black and related shades. Soma was initially launched in August 2004 under the name Soma by Chico’s. This concept offers foundation products in intimate apparel, sleepwear, and activewear that was initially aimed at the Chico’s target customer. In early fiscal 2007, the Soma brand was repositioned under the name “Soma Intimates” to appeal to a broader customer base. In March 2007, the Company announced the planned closure of the Fitigues brand operations (“Fitigues”). Accordingly, for all periods presented, the operating results for Fitigues, if any, are shown as discontinued operations in the Company’s consolidated statements of income.
     The Company earns revenues and generates cash through the sale of merchandise in its retail stores, and through its call centers, which handle sales related to the Chico’s, WH|BM, and Soma direct to consumer operations.
     The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. In the last five years, the Company has grown from 557 stores as of February 1, 2004 to 1,056 stores as of May 3, 2008, which includes the significant store growth resulting from the acquisition of the 107 WH|BM stores in fiscal 2003 and the launch of the Soma brand in fiscal 2004. The Company continues to expand its presence through the opening of new stores, the expansion of existing stores, the development of new opportunities such as Soma and through the extension of its merchandise lines. Since fiscal 2005, the Company’s rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) has decreased from the rate of overall sales growth experienced in earlier years (which had been in the range of 30-40%), reflecting in large part the Company’s significantly increased size, its more manageable net square footage growth goals (5-8% for fiscal 2008 and 4-7% for fiscal 2009) and the expectation that its same store sales will continue to be negative for the first half of fiscal 2008, with a return to positive comparable store sales increases sometime in the second half of fiscal 2008 (if the Company sees some level of improvement in the economic environment), may continue to experience flat to only moderate increases going forward, and may again experience decreases from time to time, as was the case during fiscal 2007 and the current period. The Company generally expects to continue to generate the necessary cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.

     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, customer acceptance of new store concepts, integrating new or acquired businesses, maturing the newer brand concepts, implementing the process of senior management succession, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth — For the thirteen-week period ended May 3, 2008, the Company’s consolidated comparable store sales results (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) decreased 17.5% compared to the thirteen-week period last year ending May 5, 2007. The Company believes this decrease in same store sales was affected by numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in lower than anticipated customer traffic and particularly cautious spending, and merchandise offerings that failed, at times, to meet customer expectations. The Company’s current strategy is to target a general overall trend to return to comparable store sales growth. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in determining its future levels of success: (i) in effectively operating its stores across all brands, (ii) in managing its continuing store expansion program across all brands, (iii) in maturing and developing its newer brands, and (iv) in achieving its targeted levels of earnings per share.

•	Positive operating cash flow — For the thirteen-week period ended May 3, 2008, cash flow from operations totaled $36.4 million compared with $88.4 million for the prior year’s thirteen-week period ended May 5, 2007. Although operating cash flow decreased in the current period compared to the prior period, the Company generated operating cash flow sufficient to fund the ongoing needs of operations and investments. The Company currently anticipates an increase in its free cash flow (cash flow from operations net of capital expenditures) in fiscal 2008 compared to fiscal 2007. The Company believes that a key strength of its business is the ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with the Company’s proposed expansions of its existing corporate headquarters and its existing distribution center, any future stock repurchase programs, costs associated with continued improvement of information technology tools, including the planned conversions to the SAP software platform, and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of this MD&A.

•	Loyalty Clubs and Customer Development — Management believes that a significant indicator of the Company’s success is the extent of the ongoing spending and future growth of its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives. The Passport Club, the Chico’s and Soma Intimates frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and, upon spending $500, customers automatically become permanent members and are currently entitled to a 5% discount on apparel and accessory purchases and other benefits. The Black Book loyalty program, the WH|BM frequent shopper club, is similar to the Passport Club in most key respects except that customers become permanent members upon spending $300, compared to $500 for the Passport Club.

As of May 3, 2008, the Company had approximately 1.9 million active Chico’s and Soma Intimates permanent Passport Club members and approximately 1.6 million active preliminary Passport Club members, while as of May 5, 2007, the Company had approximately 1.7 million active Chico’s and Soma Intimates permanent Passport Club members and approximately 1.5 million active preliminary Passport Club members.

As of May 3, 2008, the Company had approximately 0.8 million active WH|BM permanent Black Book members and approximately 1.4 million active preliminary Black Book members, while as of May 5, 2007, the Company had approximately 0.6 million active WH|BM permanent Black Book members and approximately 1.3 million active preliminary Black Book members.

“Active” customers are those who have made a purchase of merchandise under any of our brand labels within the preceding 12 months.

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
     The Company continues to evaluate and monitor the progress of its Soma intimate apparel initiative. The Company recognizes that the Soma business can be seen as complementary to its basic apparel business, but also understands that many aspects of this business require unique attention. The Company monitors Soma merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases in the foundation category. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. The Company incurred approximately $2.2 million of pre-tax charges in the current period related to the closure of seven underperforming Soma stores. In addition, the Company believes that eventual profitability is in part dependent on the ability to open a critical mass of Soma Intimates stores (currently believed to be at least 100 stores) and the planned slowdown in the new store openings (in order to focus on improving the existing Soma operations and profitability) pushes that target further into the future.
     For the thirteen weeks ended May 3, 2008 (the “current period”), the Company reported net sales, operating income and net income of $409.6 million, $16.7 million and $12.7 million, respectively. Net sales decreased by 9.6% from the comparable period in the prior fiscal year, while operating income and net income decreased by 77.6% and 73.0%, respectively, from the comparable thirteen-week period ended May 5, 2007 (the “prior period”). The Company’s gross margin percentage decreased to 55.9% for the current period compared 61.7% in the prior period while selling, general and administrative expenses (“SG&A”) for the fiscal 2008 first quarter increased 3.4% to $212.1 million from $205.1 million in the prior year’s first quarter. The increase in SG&A dollars for the current quarter was primarily due to increased store occupancy costs and, to a lesser extent, increased marketing expenses. As a percentage of sales, SG&A in the current quarter increased by approximately 660 basis points as the increase in the percentage was further exacerbated by the deleverage associated with the Company’s negative same store sales as well as the larger size Chico’s and WH|BM stores that the Company has been opening over the last two years.
Results of Operations — Thirteen Weeks Ended May 3, 2008 Compared to the Thirteen Weeks Ended May 5, 2007.
      Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, net sales by direct to consumer and other net sales (which consists of net sales to franchisees) in dollars and as a percentage of total net sales for the thirteen weeks ended May 3, 2008 and May 5, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2008		May 5, 2007

Net sales by Chico’s/Soma stores	$285,694	69.8%	$333,052	73.5%
Net sales by WH|BM stores	107,849	26.3	$103,467	22.9
Net sales by Direct to Consumer	16,021	3.9	16,454	3.6
Other net sales	—	—	115	0.0

Net sales	$409,564	100.0%	$453,088	100.0%

     Net sales by Soma and WH|BM stores increased in the current period from the prior period primarily due to new store openings in the case of WH|BM and due to strong comparable store sales increases at Soma. Net sales by Chico’s and WH|BM stores were also impacted by decreases in the Chico’s and WH|BM brand’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Comparable store sales (decreases)	$(75,432)	$(6,042)
Comparable same store sales %	(17.5)%	(1.6)%
New store sales increase, net	$32,456	$66,582
     The comparable store sales decrease of 17.5% (for the thirteen-week period ended May 3, 2008 compared to the thirteen-week period ending May 5, 2007) was driven primarily by a decrease in transactions at the Chico’s front-line stores as well as by a decrease of 7.0% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes, markdowns or mix), and merchandise offerings that failed, at times, to meet customer expectations. The comparable store sales decrease was also impacted by a decrease in transactions at WH|BM front-line stores, offset by a 4.0% increase in the average unit retail price at WH|BM stores. In the current period, WH|BM same store sales represent approximately 26% of the total same store sales base compared to 21% in the prior period. The Chico’s brand same store sales decreased by approximately 22% and the WH|BM brand’s same store sales decreased by approximately 10% when comparing the current period to the prior period. Although Soma’s comparable store sales increased significantly, it did not have a material impact on the consolidated calculation.

     Net sales for the direct to consumer channel in the current period, which included merchandise from all of the Company’s brands, decreased by $0.4 million, or 2.6%, compared to net sales for the direct to consumer channel in the prior period. This decrease is attributable specifically to decreased sales for the Chico’s brand, which were almost entirely offset by increases in the WH|BM and Soma brands’ direct to consumer businesses. The Company intends to continue making improvements to its direct to consumer infrastructure and merchandising approach in an effort to further promote sales through these channels.
      Cost of Goods Sold/Gross Margin
     The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended May 3, 2008 and May 5, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Cost of goods sold	$180,762	$173,323
Gross margin	228,802	279,765
Gross margin percentage	55.9%	61.7%
     Gross margin as a percentage of sales for the current quarter was 55.9%, compared to a record first quarter gross margin of 61.7% in the first quarter for fiscal 2007. In the current period, the Company incurred approximately $4.6 million of charges to clear up aged and overstock inventories for Chico’s front-line and outlet stores. As a result, Chico’s front-line stores’ merchandise margins in the first quarter decreased by approximately 480 basis points compared to the prior year’s first quarter primarily due to higher markdowns and the aforementioned expenses. Gross margin percentage was also negatively impacted by continued investment in the Company’s product development and merchandising functions and lower merchandise margins in the outlet and direct to consumer channels primarily due to higher ownership of inventory that was marked down and transferred from front-line stores.
      Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the thirteen weeks ended May 3, 2008 and May 5, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Store operating expenses	$160,985	$154,693
Percentage of total net sales	39.3%	34.1%
     Store operating expenses include all direct expenses including personnel, occupancy and supplies incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores including district and regional management expenses and other brand specific store support functions. Store operating expenses as a percentage of sales in the first quarter increased by approximately 520 basis points compared to the prior period primarily due to increased occupancy and personnel costs as a percentage of sales attributable mainly to the deleverage associated with the Company’s negative same store sales coupled with the larger size Chico’s and WH|BM stores that the Company has been opening over the last two years. Further, the mix effect of the WH|BM and Soma stores becoming a larger portion of the Company’s store base also negatively impacted store operating expenses as a percentage of sales (both WH|BM and Soma brands operate with higher store operating costs as a percentage of sales than the store operating costs as a percentage of sales experienced by the Chico’s brand).

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Marketing	$22,843	$20,939
Percentage of total net sales	5.6%	4.6%
     Marketing expenses include expenses related to the Company’s marketing program such as direct marketing efforts (including direct mail and e-mail), national advertising expenses and related support costs. Marketing costs as a percentage of sales for the fiscal 2008 first quarter increased by approximately 100 basis points due mainly to the deleverage associated with the Company’s negative same store sales and increased marketing spend for Soma and consumer research for Chico’s.

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Shared services	$28,281	$29,471
Percentage of total net sales	6.9%	6.5%
     Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Shared services expenses increased as a percentage of net sales by approximately 40 basis points mainly due to the deleverage associated with the Company’s negative same store sales and, to a lesser extent, from increased technology costs.
      Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended May 3, 2008 and May 5, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Interest income, net	$2,239	$2,245
Percentage of total net sales	0.5%	0.5%
     Interest income was flat in the first quarter compared to the prior period primarily due to interest income earned on the Company’s note receivable recorded in connection to its land sale in fiscal 2007, offset by lower interest rates on its other interest bearing investments in the current period compared to the prior period.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 32.7% compared to an effective tax rate of 36.1% for the prior period. The decrease is primarily attributable to favorable permanent differences, mainly charitable inventory contributions, representing a considerably higher portion of pre-tax income, offset, in part, by a slightly higher overall state effective tax rate.
     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended May 3, 2008 and May 5, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 3, 2008	May 5, 2007

Net income	$12,732	$47,158
Percentage of total net sales	3.1%	10.4%

Comparable Company Store Net Sales
     Comparable Company store net sales for the thirteen-week period ended May 3, 2008 decreased by 17.5% when compared to the thirteen-week period last year ending May 5, 2007 (the Chico’s brand same store sales decreased by approximately 22% and the WH|BM brand’s same store sales decreased by approximately 10%). The Company believes this decrease in same store sales was affected by numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in lower than anticipated customer traffic and particularly cautious spending, and merchandise offerings that failed, at times, to meet customer expectations. Comparable Company store net sales data is calculated based on the change in net sales of currently open stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
     The comparable store percentage reported above includes 57 stores that were expanded or relocated within the last twelve months from the beginning of the respective prior period by an average of 1,471 net selling square feet. If the stores that were expanded and relocated had been excluded from the comparable store base, the decrease in comparable store net sales would have been 18.3% for the current quarter (versus a decrease of 17.5% as reported). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. Soma Intimates stores began entering into the comparable store sales calculation in September 2005 but have not had a material impact on the comparable store sales calculation due to the relatively small number of comparable stores.
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
     The following table shows the Company’s capital resources as of May 3, 2008 and May 5, 2007 (amounts in thousands):

	May 3, 2008	May 5, 2007

Cash and cash equivalents	$37,022	$23,334
Marketable securities	233,752	250,560
Working capital	313,212	312,771
     Working capital as of May 3, 2008 is essentially flat compared to May 5, 2007. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities, and inventories reduced by accounts payables and accrued liabilities.
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

      Operating Activities
     Net cash provided by operating activities was $36.4 million and $88.4 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. The cash provided by operating activities for both periods was due to the Company’s net income adjusted for non-cash charges and changes in working capital such as:
•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued deferred liabilities.
      Investing Activities
     Net cash used in investing activities was $13.3 million and $103.7 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.
     The Company’s investment in capital expenditures during the current thirteen-week period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM, and Soma Intimates stores ($25.8 million), costs associated with system upgrades and new software implementations ($6.2 million) and other miscellaneous capital expenditures ($8.1 million).
     In addition, the Company sold $26.7 million, net, of marketable securities during the current thirteen-week period. In contrast, in the prior period, the Company purchased $12.2 million, net, in marketable securities.
     Also, during the prior period, the Company acquired all the territorial franchise rights to the state of Minnesota and the existing franchise locations in Minnesota for $32.9 million and acquired a franchise store in Florida for $6.4 million.
      Financing Activities
     Net cash provided by financing activities was $0.2 million and $1.4 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively.
     During the thirteen weeks ended May 3, 2008 and May 5, 2007, the Company repurchased 13,783 and 3,991 shares respectively, in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
     The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan.
     During the thirteen weeks ended May 3, 2008, certain employees and former employees exercised an aggregate of 33,800 options at prices ranging from $0.5139 to $8.60. Also, during this period, the Company sold 16,340 shares of common stock during the March offering period under its employee stock purchase plan at a price of $9.31. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $0.2 million.

New Store Openings and Headquarters Expansion
     The Company is planning a 5-8% increase in its selling square footage for fiscal 2008, which is expected to result from approximately 35-40 net new stores and 31-33 relocations and expansions of existing stores. The anticipated breakdown of net new stores by brand for fiscal 2008 is as follows: 17-20 Chico’s stores, 18-20 WH|BM stores and none are expected to be Soma stores. During the thirteen weeks ended May 3, 2008, the Company opened 23 new stores, closed 5 stores and expanded or relocated 17 stores.
     Looking forward to fiscal 2009, the Company does not intend to increase the number of new stores beyond current commitments of 10 or so new stores until it sees improvements in the economy and its own performance.
     In fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, approximately 6% of which continues to be leased to unrelated third parties. All leases will expire or otherwise terminate on or before August 31, 2008. The Company will utilize the vacant space, which is likely to require modifications, for its expanding corporate headquarters needs. With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available, particularly in light of its recent decision to slow its new store growth until improvements in the economy and the Company’s performance are achieved. Even with the scaled down growth plans, the Company’s present goal is to begin design work in late fiscal 2008. It is currently anticipated that the Company will require additional distribution space in late fiscal 2009 or fiscal 2010 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company.
     The Company is working with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) to assist in managing its retail operations, beginning first with its Soma brand. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. On February 4, 2007, the Company completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system as well as rolling out the new financial systems at the same time. The second major phase anticipates an initial roll out and utilization of this new system in each of its other brands beginning in early fiscal 2009 with completion anticipated in mid to late fiscal 2009. The third major phase contemplates on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company through fiscal 2009 and beyond. The Company expects that the costs associated with the implementation of the ERP system will be funded from the Company’s existing cash and marketable securities balances.
     Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facilities, the Company does not believe that it will need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new stores planned to be opened in future periods.

Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.
Inflation
     The Company’s operations are influenced by general economic conditions. Historically, inflation has not had a material effect on the results of operations. The Company believes that recent spikes in inflation, particularly in the energy and food sectors, have resulted in some decreased customer spending on the Company’s merchandise.
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
Certain Factors That May Affect Future Results
     This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect the current views of the Company with respect to certain events that could have an effect on the Company’s future financial performance, including but without limitation, statements regarding future growth rates of the established Company store concepts and the roll out of the Soma concept. The statements may address items such as future sales, gross margin expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, the Company may issue press releases and other written communications, and representatives of the Company may make oral statements, which contain forward-looking information.

     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A, “Risk Factors” of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission on March 28, 2008.
     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s privately branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters, distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate its direct to consumer operations, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma merchandise divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 3, 2008, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of May 3, 2008 has not significantly changed since February 2, 2008. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of May 3, 2008, the Company did not have any outstanding borrowings on its line of credit and, given its liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes, which are highly liquid, variable rate municipal debt securities and municipal bonds. Although the variable rate municipal debt securities have long-term nominal maturity dates ranging from 2013 to 2047, the interest rates are reset, either daily or every 7 days. Despite the long-term nature of the variable rate demand notes, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of May 3, 2008, an increase or decrease of 100 basis points in interest rates would have had an immaterial impact on the fair value of the marketable securities portfolio.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On May 9, 2007, the Company was served with a lawsuit in which it was named as defendant in a putative class action in the Superior Court for the State of California, County of Los Angeles, Linda Balint v. Chico’s FAS, Inc. et al. The Complaint alleged that the Company, in violation of California law, failed to: (1) pay overtime wages, and (2) provide meal periods, among other claims. The Company timely filed its response to the Complaint. In October 2007, the parties participated in an early mediation of this matter and reached a settlement as a result of that mediation. In January 2008, the Court gave its preliminary approval of the settlement and notice of the settlement has been sent to all class members. Class members had until April 21, 2008 to partake in, opt out of, or object to the settlement. On May 20, 2008, the Court granted its final approval of the settlement. The settlement is not expected have a material impact on the Company’s results of operations or financial condition.
     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.
ITEM 1A. RISK FACTORS
     In addition to the other information discussed in this report, the factors described in Part I, Item 1A., “Risk Factors” in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 should be considered as they could materially affect the Company’s business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2007 Form 10-K, but these are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number of	Average Price Paid	Part of Publicly	Publicly Announced
Period	Shares Purchased(a)	per Share	Announced Plans	Plans
February 3, 2008 to March 1, 2008	2,766	$9.71	—	$—
March 2, 2008 to April 5, 2008	9,327	$7.01	—	$—
April 6, 2007 to May 3, 2008	1,690	$6.28	—	$—

Total	13,783	$7.46	—	$—

(a)	Consists of 13,783 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: May 28, 2008	By:	/s/ Scott A. Edmonds
Scott A. Edmonds
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 28, 2008	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Executive Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)

Date: May 28, 2008	By:	/s/ Michael J. Kincaid
Michael J. Kincaid
Senior Vice President — Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)