Form 10-Q
period 2008-08-02
CHICOS FAS INC
filed 2008-08-26
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
August 2, 2008	0-21258

Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At August 20, 2008, there were 176,510,956 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

PART I — Financial Information
Item 1. Financial Statements:
CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	August 2,	February 2,
	2008	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,381	$13,801
Marketable securities, at market	252,307	260,469
Receivables	38,293	11,924
Income tax receivable	—	23,973
Inventories	142,868	144,261
Prepaid expenses	23,004	18,999
Deferred taxes	15,276	13,306

Total Current Assets	497,129	486,733

Property and Equipment:
Land and land improvements	17,888	17,867
Building and building improvements	73,021	62,877
Equipment, furniture and fixtures	371,863	347,937
Leasehold improvements	421,771	396,650

Total Property and Equipment	884,543	825,331
Less accumulated depreciation and amortization	(298,495)	(257,378)

Property and Equipment, Net	586,048	567,953

Other Assets:
Goodwill	96,774	96,774
Other intangible assets	38,930	38,930
Deferred taxes	25,601	22,503
Other assets, net	11,318	37,233

Total Other Assets	172,623	195,440

	$1,255,800	$1,250,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,811	$88,134
Accrued liabilities	80,339	91,622
Current portion of deferred liabilities	1,606	1,437

Total Current Liabilities	147,756	181,193

Noncurrent Liabilities:
Deferred liabilities	170,799	156,417

Total Noncurrent Liabilities	170,799	156,417

Stockholders’ Equity:
Common stock	1,765	1,762
Additional paid-in capital	254,952	249,639
Retained earnings	680,526	661,115
Other accumulated comprehensive income	2	—

Total Stockholders’ Equity	937,245	912,516

	$1,255,800	$1,250,126

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended
	August 2, 2008		August 4, 2007		August 2, 2008		August 4, 2007
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales by Chico’s/Soma stores	$562,974	69.1	$641,824	72.2	$277,279	68.4	$308,772	70.8
Net sales by White House | Black Market stores	221,945	27.2	213,591	24.0	114,095	28.2	110,124	25.3
Net sales by Direct to Consumer	29,864	3.7	33,586	3.8	13,844	3.4	17,133	3.9
Other net sales	—	—	115	0.0	—	—	—	—

Net sales	814,783	100.0	889,116	100.0	405,218	100.0	436,029	100.0

Cost of goods sold	372,620	45.7	357,623	40.2	191,857	47.3	184,300	42.3

Gross margin	442,163	54.3	531,493	59.8	213,361	52.7	251,729	57.7

Selling, general and administrative expenses:
Store operating expenses	320,942	39.4	305,952	34.4	159,957	39.5	151,259	34.7
Marketing	39,630	4.9	35,729	4.0	16,786	4.1	14,791	3.4
Shared services	57,018	7.0	57,395	6.5	28,737	7.1	27,924	6.4

Total selling, general, and administrative expenses	417,590	51.3	399,076	44.9	205,480	50.7	193,974	44.5
Income from operations	24,573	3.0	132,417	14.9	7,881	2.0	57,755	13.2

Interest income, net	4,038	0.5	4,920	0.6	1,799	0.4	2,674	0.6

Income before income taxes	28,611	3.5	137,337	15.5	9,680	2.4	60,429	13.8

Income tax provision	9,200	1.1	49,428	5.6	3,000	0.7	21,664	4.9

Income from continuing operations	19,411	2.4	87,909	9.9	6,680	1.7	38,765	8.9
Loss on discontinued operations, net of tax	—	—	2,067	0.2	—	—	82	0.0

Net Income	$19,411	2.4	$85,842	9.7	$6,680	1.7	$38,683	8.9

Per share data:
Income from continuing operations per common share-basic	$0.11		$0.50		$0.04		$0.22
Loss on discontinued operations per common share-basic	—		$(0.01)		—		$(0.00)

Net income per common and common & equivalent share-basic	$0.11		$0.49		$0.04		$0.22

Income from continuing operations per common share-diluted	$0.11		$0.50		$0.04		$0.22
Loss on discontinued operations per common share-diluted	—		$(0.01)		—		$(0.00)

Net income per common & common equivalent share-diluted	$0.11		$0.49		$0.04		$0.22

Weighted average common shares outstanding-basic	175,817		175,461		175,842		175,500

Weighted average common & common equivalent shares outstanding-diluted	176,015		176,652		176,032		176,718

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,411	$85,842

Adjustments to reconcile net income to net cash
provided by operating activities—
Depreciation and amortization, cost of goods sold	5,465	5,060
Depreciation and amortization, other	45,750	39,330
Deferred tax benefit	(5,068)	(5,573)
Stock-based compensation expense, cost of goods sold	1,807	2,866
Stock-based compensation expense, other	4,562	7,103
(Excess) deficiency tax benefit of stock-based compensation	(100)	145
Deferred rent expense, net	4,123	3,050
Loss (gain) on disposal of property and equipment	181	(1,337)
Decrease (increase) in assets—
Receivables, net	(535)	4,352
Income tax receivable	23,973	—
Inventories	1,393	(11,092)
Prepaid expenses and other	(3,925)	(5,282)
(Decrease) increase in liabilities—
Accounts payable	(22,323)	5,487
Accrued and other deferred liabilities	(1,939)	(824)

Total adjustments	53,364	43,285

Net cash provided by operating activities	72,775	129,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales (purchases) of marketable securities, net	8,165	(36,734)
Purchase of Minnesota franchise rights and stores	—	(32,896)
Acquisition of other franchise stores	—	(6,361)
Proceeds from sale of land	—	13,426
Purchases of property and equipment	(69,490)	(94,720)

Net cash used in investing activities	(61,325)	(157,285)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	163	3,275
Excess (deficiency) tax benefit of stock-based compensation	100	(145)
Repurchase of common stock	(133)	(106)

Net cash provided by financing activities	130	3,024

Net increase (decrease) in cash and cash equivalents	11,580	(25,134)

CASH AND CASH EQUIVALENTS — Beginning of period	13,801	37,203

CASH AND CASH EQUIVALENTS — End of period	$25,381	$12,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$19	$443
Cash paid for income taxes, net	$14,473	$58,607
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receipt of note receivable for sale of land	$—	$25,834
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 2008
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
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the twenty-six weeks ended August 2, 2008 are not necessarily indicative of the results that may be expected for the entire year.
     Certain prior year amounts have been reclassified in order to conform to the current year presentation.
Note 2. Newly Adopted Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The Company adopted SFAS 157 effective February 3, 2008, for all financial assets and liabilities as required. Refer to Note 8, Fair Value Measurements, for additional information. The Company does not expect the standard to have a material impact on its consolidated financial statements when fully adopted in fiscal year 2009.
     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115” (“SFAS 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. SFAS 159 was effective for the Company effective February 3, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 2. Newly Adopted Accounting Pronouncements (continued)
     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The hierarchy set forth in SFAS 162 is directed to the entity, rather than the independent auditors, as the entity is the one responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards, with the expectation that the Standard will be effective for the Company’s 2009 fiscal year. The Company does not expect the Standard to have a material impact on its consolidated financial statements.
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

	August 4, 2007
	Twenty-six weeks	Thirteen weeks
	ended	ended
Net sales	$1,688	$106

Loss from operations	$3,233	$127
Income tax benefit	$1,166	$45

Net loss on discontinued operations	$2,067	$82

     In mid fiscal 2007, the operations of the Fitigues brand ceased and the Company does not expect to incur any further material costs associated with the closing of this brand.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Receivables
     Receivables consisted of the following:

	August 2,	February 2,
	2008	2008
Note receivable	$25,834	$—
Tenant improvement advances	5,354	6,497
Other	7,105	5,427

Total receivables	$38,293	$11,924

     On August 1, 2007, the Company consummated a transaction to sell a parcel of land which included a note receivable with a principal amount of approximately $25.8 million payable in a balloon payment in two years. As the due date for the balloon payment is within one year of the Company’s most recently ended fiscal quarter, the Company has reclassified the $25.8 million note receivable from a long-term asset.
Note 5. Income Taxes
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
     As of February 2, 2008, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was $7.8 million. There have been no significant changes to the total amount of unrecognized tax benefits associated with uncertain tax positions during the twenty-six weeks ended August 2, 2008. As of August 2, 2008, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.
Note 6. Stock-Based Compensation
General
     The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock-based compensation expense for share-based awards recognized during the thirteen and twenty-six weeks ended August 2, 2008 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Stock-Based Compensation (continued)
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
     The weighted average assumptions relating to the valuation of the Company’s stock options for the twenty-six and thirteen weeks ended August 2, 2008 and August 4, 2007 were as follows:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Weighted average fair value of grants	$2.99	$9.54	$2.96	$10.35
Expected volatility	46%	43%	48%	41%
Expected term (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	2.4%	4.6%	3.1%	4.9%
Expected dividend yield	N/A	N/A	N/A	N/A
Stock Based Compensation Activity
     As of August 2, 2008, 5,903,460 nonqualified options are outstanding at a weighted average exercise price of $18.48 per share, and 10,686,252 shares remain available for future grants which may be in the form of either stock options, restricted stock, restricted stock units or stock appreciation rights. At the Annual Meeting of Stockholders of the Company held on June 26, 2008, the proposal to approve and ratify the amended and restated Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan was passed. As a result, the shares available for future grant was increased by 10,000,000 shares which is included in the 10,686,252.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Stock-Based Compensation (continued)
     The following table presents a summary of the Company’s stock option activity for the twenty-six weeks ended August 2, 2008:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding, beginning of period	5,488,489	$19.94
Granted	693,000	7.36
Exercised	(33,800)	0.99
Canceled or expired	(244,229)	22.27

Outstanding, end of period	5,903,460	18.48

Exercisable at August 2, 2008	4,102,326	19.64
     The following table presents a summary of the Company’s restricted stock activity for the twenty-six weeks ended August 2, 2008:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested, beginning of period	504,671	$21.21
Granted	276,095	6.96
Vested	(74,068)	25.82
Canceled	(39,472)	16.77

Nonvested, end of period	667,226	15.06

     For the twenty-six and thirteen weeks ended August 2, 2008 and August 4, 2007, respectively, stock-based compensation expense was allocated as follows:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Cost of goods sold	$1,807	$2,866	$798	$1,444
General, administrative and store operating expenses	4,562	7,103	2,433	3,499

Stock based compensation expense before income taxes	$6,369	$9,969	$3,231	$4,943

Income tax benefit	2,014	3,538	1,002	1,772

Total stock-based compensation expense after income taxes	$4,355	$6,431	$2,229	$3,171

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Net Income Per Share
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

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Weighted average common shares outstanding — basic	175,816,527	175,461,010	175,841,781	175,500,329

Dilutive effect of stock options and unvested restricted stock outstanding	198,046	1,191,098	190,316	1,217,397

Weighted average common and common equivalent shares outstanding — diluted	176,014,573	176,652,108	176,032,097	176,717,726

     For the three and six month periods ended August 2, 2008, 5,963,288 and 6,042,258 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option and restricted awards because the effect of including these potential shares was antidilutive.
     For the three and six month periods ended August 4, 2007, 1,947,374 potential shares of common stock, were excluded from the computation of diluted EPS relating to stock option and restricted awards because the effect of including these potential shares was antidilutive.
Note 8. Fair Value Measurements
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

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 2, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 8. Fair Value Measurements (continued)
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
     The Company measures certain financial assets at fair value on a recurring basis, including its marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically its money market accounts, and employee contributions to the Company’s deferred compensation plan. In accordance with SFAS 157, the Company categorized certain of its financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

	As of August 2, 2008
	Total	Level 1	Level 2	Level 3
Current Assets
Cash Equivalents
Money market accounts	$6,811	$6,811	$—	$—
Marketable Securities
Variable rate demand notes	230,810	—	231,061	—
Municipal bonds	20,976	—	21,246	—

Non Current Assets
Plan Assets
Deferred compensation plan assets	10,834	10,834	—	—

Total	$269,431	$17,645	$252,307	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     The Company earns revenues and generates cash through the sale of merchandise in its retail stores, and through its website and call centers, which handle sales related to the Chico’s, WH|BM, and Soma direct to consumer operations.
     The primary factors which historically have influenced the Company’s profitability and success have been its growth in number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. In the last five years, the Company has grown from 557 stores as of February 1, 2004 to 1,075 stores as of August 2, 2008, which includes the significant store growth resulting from the acquisition of the 107 WH|BM stores in fiscal 2003 and the growth resulting from the launch of the Soma brand in fiscal 2004. The Company continues to expand its presence through the opening of new stores, the expansion of existing stores, the development of new opportunities such as Soma and through the extension of its merchandise lines. Since fiscal 2005, the Company’s rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) has decreased from the rate of overall sales growth experienced in earlier years (which had been in the range of 30-40%), reflecting in large part the Company’s significantly increased size, its decision to adopt more manageable net square footage growth goals (7-8% for fiscal 2008 and 2-4% for fiscal 2009) and the more recent experience of negative same store sales.
     The Company anticipates the negative same store sales to continue through the 2008 fall season, but with some improvement in trend. Particularly, because of the weakened economy and uncertainties about when the economy will recover, it is too early to predict the Company’s same store sales following the fall selling season. Although the Company anticipates that it will be able to return to a positive same store sales performance, it is possible that once the Company reaches that point, it may experience only moderate increases going forward, or may even experience flat same store sales or as was the case during fiscal 2007 and the current period, decreased same store sales.

     The Company generally expects to continue to generate positive cash flow to fund its expansion and to take advantage of new opportunities. The Company has no long-term debt and foresees no current need to incur long-term debt to support its continued growth.
     Factors that will be critical to determining the Company’s future success include, among others, managing the overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, customer acceptance of new store concepts, integrating new or acquired businesses, developing its newer brands, implementing the process of senior management succession, initiating and maintaining strategic alliances with vendors, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth — For the thirteen-week and twenty-six week periods ended August 2, 2008, the Company’s consolidated comparable store sales results (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) decreased 15.9% and 16.7%, respectively, compared to the comparable periods last year ended August 4, 2007. The Company believes that its same store sales performance was affected by numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in lower than anticipated customer traffic and particularly cautious spending, and merchandise offerings that failed, at times, to meet customer expectations. The Company’s current strategy is to target a general overall trend to return to comparable store sales growth; although it recognizes that it continues to be affected by many of these factors. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in determining its future levels of success: (i) in effectively operating its stores across all brands, (ii) in managing its continuing store expansion program across all brands, (iii) in developing its newer brands, and (iv) in achieving its targeted levels of earnings per share.
•	Positive operating cash flow — For the twenty-six week period ended August 2, 2008, cash flow from operations totaled $73 million compared with $129 million for the prior year’s twenty-six week period ended August 4, 2007. Although operating cash flow decreased in the current period compared to the prior year, the Company still generated operating cash flow sufficient to fund the ongoing needs of operations and investments. The Company currently anticipates an increase in its free cash flow (cash flow from operations net of capital expenditures) in the second half of fiscal 2008 compared to fiscal 2007. The Company believes that a key strength of its business is the ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with the Company’s proposed expansions of its existing corporate headquarters and its existing distribution center, costs associated with continued improvement of information technology tools, including the on-going conversions to the SAP software platform, any future stock repurchase programs, and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of this MD&A.
•	Loyalty Clubs and Customer Development — Management believes that a significant indicator of the Company’s success is the extent of the growth and frequency of shopping, associated with its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives.

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
As of August 2, 2008, the Company had approximately 1.9 million active Chico’s/Soma permanent Passport Club members and approximately 1.6 million active preliminary Passport Club members, while as of August 4, 2007, the Company had approximately 1.7 million active Chico’s/Soma permanent Passport Club members and approximately 1.5 million active preliminary Passport Club members.

As of August 2, 2008, the Company had approximately 0.8 million active WH|BM permanent Black Book members and approximately 1.3 million active preliminary Black Book members, while as of August 4, 2007, the Company had approximately 0.7 million active WH|BM permanent Black Book members and approximately 1.4 million active preliminary Black Book members.

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
     The Company continues to evaluate and monitor the progress of its Soma intimate apparel initiative. The Company recognizes that the Soma business can be seen as complementary to its basic apparel business, but also understands that many aspects of this business require unique attention. The Company monitors Soma merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases in the foundation category. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. In addition, the Company believes that eventual profitability is in part dependent on the ability to open a critical mass of Soma Intimates stores (currently believed to be at least 100-125 stores) to leverage both fixed costs and merchandise buys and the previously announced slowdown in the new store openings (in order to focus on improving the existing Soma store operations and profitability) pushed that target further into the future than originally anticipated.

     For the thirteen weeks ended August 2, 2008 (the “current period”), the Company reported net sales, operating income and net income of $405.2 million, $7.9 million and $6.7 million, respectively. Net sales decreased by 7.1% from the comparable period in the prior fiscal year, while operating income and net income decreased by 86.4% and 82.7%, respectively, from the comparable thirteen week period ended August 4, 2007 (the “prior period”). The Company’s gross margin percentage was 52.7% for the current period compared to 57.7% in the prior period. Chico’s brand merchandise margins in the current period decreased by approximately 440 basis points compared to the prior period primarily due to higher markdowns in order to liquidate inventory and bring levels closer to the current sales trend. The gross margin percentage at the Chico’s brand was also negatively impacted by continued investment in the Company’s product development and merchandising functions, coupled with the deleverage of these costs attributable to the negative same store sales. These decreases in gross margin at the Chico’s brand were further exacerbated by a 220 basis point decline in the gross margin at WH|BM due to lower initial markups and investments in product development and merchandising functions. Selling, general and administrative expenses (“SG&A”) increased 5.9% from $194.0 million to $205.5 million primarily due to increased store occupancy costs and, to a lesser extent, increased marketing spend. As a percentage of sales, SG&A in the current period increased by approximately 620 basis points over the prior period primarily due to the deleverage associated with the Company’s negative same store sales as well as the larger size Chico’s and WH|BM stores that the Company has been opening over the last two years and, to a lesser extent, due to the aforementioned increase in expenses.
     For the twenty-six weeks ended August 2, 2008 (the “current period”), the Company reported net sales, operating income and net income of $814.8 million, $24.6 million and $19.4 million, respectively. Net sales decreased by 8.4% from the comparable period in the prior fiscal year, while operating income and net income decreased by 81.4% and 77.4%, respectively, from the comparable twenty-six week period ended August 4, 2007 (the “prior period”). The Company’s gross margin percentage was 54.3% for the current period compared to 59.8% in the prior period. Chico’s brand merchandise margins in the current period decreased approximately 410 basis points compared to the prior period primarily due to higher markdowns in order to liquidate inventory and bring levels closer to the current sales trend. The gross margin percentage at the Chico’s brand was also negatively impacted by continued investment in the Company’s product development and merchandising functions, coupled with the deleverage of these costs attributable to the negative same store sales. These decreases in gross margin at the Chico’s brand were further exacerbated by a 280 basis point decline in the gross margin at WH|BM due to lower initial markups and investments in product development and merchandising functions. Selling, general and administrative expenses (“SG&A”) increased 4.6% from $399.1 to $417.6 million primarily due to increased store occupancy costs and, to a lesser extent, increased marketing spend. As a percentage of sales, SG&A in the current period increased by approximately 640 basis points over the prior period primarily due to the deleverage associated with the Company’s negative same store sales as well as the larger size Chico’s and WH|BM stores that the Company has been opening over the last two years and, to a lesser extent, due to the aforementioned increase in expenses.
Future Outlook
     The Company is currently anticipating comparable store sales decreases through the 2008 fall season, but with some improvement in trend. The Company believes it will be profitable in the second half of the current year. The Company is steadfastly committed to protecting its free cash flow and its strong balance sheet that includes approximately $278 million dollars in cash and marketable securities and no debt as of the end of the current quarter. Further, the Company continues to look at reducing expenses and managing lower inventory levels without affecting its ability to serve its customers. The Company is also limiting capital expenditures to those considered necessary to sustain the business, while targeting an acceptable return on its investment. This, along with a loyal customer base, should position the Company to take advantage of any market opportunities when overall economic conditions improve.

Results of Operations — Thirteen Weeks Ended August 2, 2008 Compared to the Thirteen Weeks Ended August 4, 2007
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores and net sales by direct to consumer in dollars and as a percentage of total net sales for the thirteen weeks ended August 2, 2008 and August 4, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 2, 2008		August 4, 2007
Net sales by Chico’s/Soma stores	$277,279	68.4%	$308,772	70.8%
Net sales by WH|BM stores	114,095	28.2	110,124	25.3
Net sales by Direct to consumer	13,844	3.4	17,133	3.9

Net sales	$405,218	100.0%	$436,029	100.0%

     Net sales by Soma Intimates and WH|BM stores increased in the current period from the prior period primarily due to new store openings in the case of WH|BM and due to strong sales at Soma. Net sales by Chico’s and WH|BM stores were also impacted by decreases in each brands’ comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007
Comparable store sales decreases	$(65,640)	$(21,035)
Comparable same store sales %	(15.9)%	(5.6)%
New store sales increase, net	$38,118	$50,922
     The comparable store sales decrease of 15.9% (for the thirteen-week period ended August 2, 2008 compared to the thirteen-week period ending August 4, 2007) was driven primarily by a decrease in transactions of approximately 8% at Chico’s front-line stores and a decrease of approximately 22% at WH|BM front-line stores. Comparable store sales were also impacted by a decrease of 11.6% in the Chico’s average unit retail price, (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), reflecting increased markdowns due to merchandise offerings that the Company believes were not as compelling from a fashion sense as the Company has offered in the past and, to a lesser extent, the general softness in the retailing environment, coupled with the Company’s desire to align inventory levels closer to current sales trends. The comparable store sales decrease was offset in part, by an 11.3% increase in the WH|BM average unit retail price. In the current period, WH|BM same store sales represented approximately 27% of the total same store sales base compared to 23% in the prior period. The Chico’s brand same store sales decreased by approximately 19% and the WH|BM brand’s same store sales decreased by approximately 12% when comparing fiscal 2008 to the comparable weeks last year. Although Soma’s comparable store sales increased significantly, it did not have a material impact on the consolidated calculation because of the relatively small number of Soma stores.
     Net sales for the direct to consumer channel in the current period, which included merchandise from all of the Company’s brands, decreased by $3.3 million, or 19.2%, compared to net sales for the direct to consumer channel for the prior period. This decrease is attributable to decreased sales for the Chico’s and WH|BM brands, which were partially offset by a strong increase in the Soma brand’s direct to consumer channel. The Company intends to continue making improvements to its direct to consumer infrastructure and merchandising approach in an effort to increase future sales through this channel.

     Cost of Goods Sold/Gross Margin
     The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended August 2, 2008 and August 4, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007
Cost of goods sold	$191,857	$184,300
Gross margin	213,361	251,729
Gross margin percentage	52.7%	57.7%
     Gross margin percentage decreased by 500 basis points compared to the prior period resulting primarily from a decrease of approximately 440 basis points at the Chico’s brand merchandise margins in the second quarter compared to the prior year’s second quarter which was due to higher markdowns in order to liquidate inventory and bring levels closer to the current sales trends. The gross margin percentage was also negatively impacted by continued investment in the Company’s product development and merchandising functions, coupled with the deleverage of these costs attributable to the negative same store sales. These decreases in gross margin at the Chico’s brand were further exacerbated by a 220 basis point decline in the gross margin at WH|BM due to lower initial markups and investments in product development and merchandising functions.
     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the thirteen weeks ended August 2, 2008 and August 4, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007
Store operating expenses	$159,957	$151,259
Percentage of total net sales	39.5%	34.7%
     Store operating expenses include all direct expenses, including such items as personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores including district and regional management expenses and other store support functions. Store operating expenses as a percentage of net sales in the current period increased by approximately 480 basis points compared to the prior period primarily due to increased occupancy costs and also due to increased personnel costs as selling payroll was not able to flex in direct proportion to the decrease in comparable store sales. The increase was also impacted by the deleverage associated with the Company’s negative same store sales, and to a lesser extent, the mix effect of the WH|BM and Soma Intimates stores becoming a larger portion of the Company’s store base as their store operating cost structure is higher than the Chico’s brand as a percentage of net sales.

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007
Marketing	$16,786	$14,791
Percentage of total net sales	4.1%	3.4%
     Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail), national advertising expenses and related support costs. Marketing expenses increased as a percentage of net sales by approximately 70 basis points due mainly to the deleverage associated with the Company’s negative same store sales and, to a lesser extent, from an increased marketing spend primarily at the Chico’s brand for consumer research and national magazine advertising.

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007
Shared services	$28,737	$27,924
Percentage of total net sales	7.1%	6.4%
     Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Shared services expenses increased as a percentage of net sales by approximately 70 basis points mainly due to the deleverage associated with the Company’s negative same store sales and, to a lesser extent, from increased technology costs.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended August 2, 2008 and August 4, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007
Interest income, net	$1,799	$2,674
Percentage of total net sales	0.4%	0.6%
     Interest income decreased as a percentage of sales by approximately 20 basis points in the second quarter compared to the prior period primarily due to a decrease in marketable securities and lower interest rates, offset, in part, by interest income from the Company’s $25.8 million note receivable.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 31.0% compared to an effective tax rate of 35.9% for the prior period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. The decrease is primarily attributable to favorable permanent differences, mainly charitable inventory contributions and tax-free interest, representing a higher portion of pre-tax income in the current period compared to the prior year, offset, in part, by a slightly higher overall state effective tax rate.

     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended August 2, 2008 and August 4, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 2, 2008	August 4, 2007
Net income	$6,680	$38,683
Percentage of total net sales	1.7%	8.9%
Results of Operations — Twenty-Six Weeks Ended August 2, 2008 Compared to the Twenty-Six Weeks Ended August 4, 2007
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, net sales by direct to consumer and other net sales (which consists of net sales to franchisees) in dollars and as a percentage of total net sales for the twenty-six weeks ended August 2, 2008 and August 4, 2007 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 2, 2008		August 4, 2007
Net sales by Chico’s/Soma stores	$562,974	69.1%	$641,824	72.2%
Net sales by WH|BM stores	221,945	27.2	213,591	24.0
Net sales by Direct to consumer	29,864	3.7	33,586	3.8
Other net sales	—	—	115	0.0

Net sales	$814,783	100.0%	$889,116	100.0%

     Net sales by Soma Intimates and WH|BM stores increased in the current period from the prior period primarily due to new store openings in the case of WH|BM and due to strong sales at Soma. Net sales by Chico’s and WH|BM stores were also impacted by decreases in each brands’ comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Comparable store sales decreases	$(141,072)	$(27,077)
Comparable same store sales %	(16.7)%	(3.6)%
New store sales increase, net	$70,576	$117,506
     The comparable store sales decrease of 16.7% (for the twenty-six week period ended August 2, 2008 compared to the twenty-six week period ending August 4, 2007) was driven primarily by a decrease in transactions of approximately 11% at Chico’s front-line stores and a decrease of approximately 18% at WH|BM front-line stores. Comparable store sales were also impacted by a decrease of 9.6% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), reflecting increased markdowns due to merchandise offerings that the Company believes were not as compelling from a fashion sense as the Company has offered in the past and, to a lesser extent, the general overall softness in the retailing environment, coupled with the Company’s desire to align inventory levels closer to current sales trends. The comparable store sales decrease was offset, in part, by an 8.0% increase in the WH|BM

average unit retail price. In the current period, WH|BM same store sales represented approximately 27% of the total same store sales base compared to 22% in the prior period. The Chico’s brand same store sales decreased by approximately 20% and the WH|BM brand’s same store sales decreased by approximately 11% when comparing fiscal 2008 to the comparable weeks last year. Although Soma’s comparable store sales increased significantly, it did not have a material impact on the consolidated calculation because of the relatively small number of Soma stores.
     Net sales for the direct to consumer channel for the current period, which included merchandise from all brands decreased by $3.7 million, or 11.1%, compared to net sales for the direct to consumer channel for the prior period. The Company believes this decrease is attributable specifically to decreased sales for the Chico’s brand, which were partially offset by strong increases in the Soma brand’s direct to consumer channel. The Company intends to continue making improvements to its direct to consumer infrastructure and merchandising approach in an effort to increase future sales through this channel.
     Cost of Goods Sold/Gross Margin
     The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for the twenty-six weeks ended August 2, 2008 and August 4, 2007 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Cost of goods sold	$372,620	$357,623
Gross margin	442,163	531,493
Gross margin percentage	54.3%	59.8%

     Gross margin percentage decreased by 550 basis points compared to the prior period resulting primarily from a decrease of approximately 410 basis points at the Chico’s brand merchandise margins in the current period compared to the prior year, which was due to higher markdowns in order to liquidate inventory and bring levels closer to the current sales trends as well as approximately $5.0 million of charges to clear up aged and overstock inventories for Chico’s front-line and outlet stores. Gross margin percentage was also negatively impacted by continued investment in the Company’s product development and merchandising functions, coupled with the deleverage of these costs attributable to the negative same store sales. These decreases in gross margin at the Chico’s brand were further exacerbated by a 280 basis point decline in the gross margin at WH|BM due to lower initial markups and investments in product development and merchandising functions.
     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the twenty-six weeks ended August 2, 2008 and August 4, 2007 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Store operating expenses	$320,942	$305,952
Percentage of total net sales	39.4%	34.4%
     Store operating expenses include all direct expenses, including personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores, including district and regional management expenses and other store support functions. Store operating expenses as a percentage of net sales in the current period increased by approximately 500 basis points compared to the prior period primarily due to increased occupancy costs and accompanied by increased personnel costs as selling payroll was not able to flex in direct proportion to the decrease in comparable sales. The increase was also impacted by the deleverage associated with the Company’s negative same store sales, and to a lesser extent, the mix effect of the WH|BM and Soma Intimates stores becoming a larger portion of the Company’s store base.

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Marketing	$39,630	$35,729
Percentage of total net sales	4.9%	4.0%
     Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail), national advertising expenses and related support costs. Marketing expenses increased as a percentage of net sales by approximately 90 basis points due mainly to the deleverage associated with the Company’s negative same store sales and increased marketing spend for national magazine advertising across all three brands as well as from consumer research at the Chico’s brand and television for the Soma brand.

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Shared services	$57,018	$57,395
Percentage of total net sales	7.0%	6.5%
     Shared services expenses increased as a percentage of net sales by approximately 50 basis points due to the deleverage associated with the Company’s negative same store sales. Shared services expenses in dollars decreased slightly mainly due to decreased stock-based compensation costs and, to a lesser extent, decreased relocation costs, offset, in part, by increased technology costs.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the twenty-six weeks ended August 2, 2008 and August 4, 2007 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Interest income, net	$4,038	$4,920
Percentage of total net sales	0.5%	0.6%
     Interest income decreased as a percentage of sales by approximately 10 basis points in the second quarter compared to the prior period primarily due to a decrease in marketable securities and lower interest rates, offset by interest income from the Company’s $25.8 million note receivable.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 32.2% compared to an effective tax rate of 36.0% for the prior period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. The decrease is primarily attributable to favorable permanent differences, mainly charitable inventory contributions and tax free interest, representing a higher portion of pre-tax income in the current period compared to the prior year, offset, in part, by a slightly unfavorable change in the Company’s overall state effective tax rate.

     Net Income
     The following table shows net income in dollars and as a percentage of total net sales for the twenty-six weeks ended August 2, 2008 and August 4, 2007 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 2, 2008	August 4, 2007
Net income	$19,411	$85,842
Percentage of total net sales	2.4%	9.7%
Comparable Company Store Net Sales
     Comparable Company store net sales decreased by 15.9% in the current quarter and 16.7% for the first six months when compared to the comparable period last year ended August 4, 2007 (the Chico’s brand same store sales decreased by approximately 19% in the current quarter and 20% for the first six months of the fiscal year and the WH|BM brand’s same store sales decreased by approximately 12% in the current quarter and 11% in the first six months of the fiscal year). The Company believes this decrease in same store sales was affected by numerous challenges including a difficult macro economic environment, declining consumer confidence resulting in lower than anticipated customer traffic and cautious spending patterns, and merchandise offerings that failed, at times, to meet customer expectations. Comparable Company store net sales data is calculated based on the change in net sales of currently open stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
     The comparable store percentage reported above for the current quarter and first six months includes 24 and 47 stores, respectively, that were expanded or relocated within the last twelve months from the beginning of the respective prior period by an average of 1,644 and 1,542 net selling square feet, respectively. If the stores that were expanded and relocated had been excluded from the comparable store base, the decrease in comparable store net sales would have been 16.4% for the current quarter and 17.3% for the first six months (versus a decrease of 15.9% and 16.7% as reported, respectively). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. Soma Intimates stores began entering into the comparable store sales calculation in September 2005 but have not had a material impact on the comparable store sales calculation due to the relatively small number of comparable stores.
Liquidity and Capital Resources
     The Company’s ongoing capital requirements have been, and continue to be for, funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned expansion of its headquarters, distribution center and other central support facilities, to fund stock repurchases under the Company’s previous stock repurchase programs, and for continued improvement in information technology tools, including the Company’s ongoing conversions to the SAP software platform and its e-commerce platform.

     The following table shows the Company’s capital resources as of August 2, 2008 and August 4, 2007 (amounts in thousands):

	August 2, 2008	August 4, 2007
Cash and cash equivalents	$25,381	$12,069
Marketable securities	252,307	275,073
Working capital	349,373	312,213
     Working capital increased from August 4, 2007 to August 2, 2008 primarily due to the reclassification of the Company’s $25.8 million dollar note receivable from a long-term asset to a current asset. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities, receivables and inventories, reduced by accounts payable and accrued liabilities.
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
     Operating Activities
     Net cash provided by operating activities was approximately $72.8 million and $129.1 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. The cash provided by operating activities for the current and prior periods was due to the Company’s net income, as adjusted for non-cash charges and changes in working capital such as:
•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued deferred liabilities.
     Investing Activities
     Net cash used in investing activities was $61.3 million compared to net cash used in investing activities of $157.3 million for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.
     The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores ($41.4 million), costs associated with system upgrades and new software implementations ($13.3 million), costs associated with the Company’s headquarters’ expansion ($5.0 million), and other miscellaneous capital expenditures ($9.8 million) aggregating $69.5 million compared to capital expenditures aggregating $94.7 million in the prior year.
     In addition, the Company sold $8.2 million, net, of marketable securities during the current twenty-six week period. In contrast, in the prior period, the Company purchased $36.7 million, net, in marketable securities.
     Also, during the prior period, the Company consummated a transaction to sell a parcel of land in south Fort Myers, Florida for a sale price totaling approximately $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage.

     Also, during the prior twenty-six week period, the Company acquired all the territorial franchise rights to the state of Minnesota and the existing franchise locations in Minnesota for $32.9 million and also acquired a franchise store in Florida for $6.4 million.
     Financing Activities
     Net cash provided in financing activities for the twenty-six weeks ended August 2, 2008 was $0.1 million compared to net cash provided by financing activities for the twenty-six weeks ended August 4, 2007 of $3.0 million.
     During the twenty-six weeks ended August 2, 2008 and August 4, 2007, the Company repurchased 18,144 and 4,318 shares, respectively, in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
     The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. During the first six months of the current fiscal year, certain of the Company’s current and former employees exercised an aggregate of 33,800 stock options at prices ranging from $0.5139 to $8.60. Also, during this period, the Company sold 16,340 shares of common stock during the March offering period under its employee stock purchase plan at a price of $7.91. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $0.2 million.
New Store Openings and Facility Expansions
     The Company is planning a 7-8% increase in its selling square footage for fiscal 2008, which is expected to result from approximately 35-40 net new stores and 31-33 relocations and expansions of existing stores. The anticipated breakdown of net new stores by brand for fiscal 2008 is as follows: 17-20 Chico’s stores and 18-20 WH|BM stores. During the first six months of the fiscal year, the Company opened 43 new stores, closed 6 stores and expanded or relocated 24 stores. The Company expects to open between 7 and 9 net additional stores in the third quarter, but anticipates no net new store openings (only net closures of approximately 7 to 9 stores) in the fourth quarter. The Company also expects to expand or relocate between 8 and 10 stores over the balance of the year.
     Looking forward to fiscal 2009, the Company is currently investigating whether and to what extent it will increase the number of new stores beyond the current commitments of 10 or so Chico’s and WH|BM new stores.
     In fiscal 2006, the Company completed the purchase of approximately 22 acres of property adjacent to the Company’s current headquarters in Fort Myers, Florida to serve as the base for expansion of the Company’s corporate headquarters operations. The property includes seven existing buildings aggregating approximately 200,600 square feet of space, of which all leases expired or otherwise were terminated as of August 2, 2008. The Company will utilize the vacant space, which is likely to require modifications, for its expanding corporate headquarters needs. With respect to addressing the needs for additional distribution center space, the Company is evaluating its requirements and the appropriate timing to make additional distribution center capacity available, particularly in light of its recent decision to slow its new store growth until improvements in the economy and the Company’s performance are achieved. Even with the scaled down growth plans, the Company’s present goal is to begin design work in late fiscal 2008. It is currently anticipated that the Company will require additional distribution space in late fiscal 2009 or fiscal 2010 and, initially, the Company is focusing its evaluation on the expansion of its current distribution center on existing adjacent land that is already owned by the Company.

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
     Given the Company’s existing cash and marketable securities balances, the Company does not believe that it will need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new stores planned to be opened in future periods.
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
     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s privately branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, motivate and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters, distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate its direct to consumer operations, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma merchandise divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.

     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at August 2, 2008, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of August 2, 2008 has not significantly changed since February 2, 2008. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of August 2, 2008, the Company did not have any outstanding borrowings on its line of credit and, given its liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes, which are highly liquid, variable rate municipal debt securities and municipal bonds. Although the variable rate municipal debt securities have long-term nominal maturity dates ranging from 2012 to 2047, the interest rates are reset, either daily, every 7 days or monthly. Despite the long-term nature of the variable rate demand notes, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of August 2 2008, an increase or decrease of 100 basis points in interest rates would have had an immaterial impact on the fair value of the marketable securities portfolio.

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
     The Company was named as defendant in a putative class action filed in June 2008 in the Superior Court for the State of California, County of San Diego, Michele L. Massey Haefner v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, requested or required customers to provide personal information in conjunction with credit card transactions. The Company filed an answer denying the material allegations of the Complaint. The Company believes that the case is wholly without merit and, thus, does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations.
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
     The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

				Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
	Total		Part of	Under the
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans
May 4, 2008 to May 31, 2008	265	$7.80	—	$ —
June 1, 2008 to July 5, 2008	3,567	$6.95	—	$ —
July 6, 2008 to August 2, 2008	529	$5.64	—	$ —

Total	4,361	$6.84	—	$ —

(a)	Consists of 4,361 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders of the Company was held June 26, 2008. There were 176,443,600 shares of common stock entitled to vote at the meeting. The following matters were voted upon:
a)	Election of Directors:

	Votes For	Votes Withheld
Class III -Term Expiring in 2011
John W. Burden III	87,278,933	72,727,350
David F. Walker	155,274,679	4,731,604
John J. Mahoney	155,618,864	4,387,419
The terms of offices of Scott A. Edmonds, Ross E. Roeder, Verna K. Gibson, Betsy S. Atkins, and David F. Dyer continued after the annual meeting.
b)	Proposal to approve and ratify Amended and Restated Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan:

Voting Results:	For the Proposal	74,119,621
	Against the Proposal	47,214,501
	Abstentions	537,004
	Broker Non-Vote	38,135,157
c)	Proposal to ratify the appointment of Ernst & Young LLP as Independent Certified Public Accountants:

Voting Results:	For the Proposal	158,791,126
	Against the Proposal	1,034,954
	Abstentions	180,203

ITEM 6.	EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1*	Second Amendment to Second Restated Revolving Credit Loan Agreement, dated as of July 28, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on August 1, 2008)

Exhibit 10.2*	Amended and Restated Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)

Exhibit 10.3*	Indemnification Agreement with David F. Dyer (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on July 25, 2008)

Exhibit 10.4*	Indemnification Agreement with John J. Mahoney (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 25, 2008)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	August 26, 2008	By:	/s/ Scott A. Edmonds

Scott A. Edmonds
Chairman, President and Chief Executive
Officer
(Principal Executive Officer)

Date:	August 26, 2008	By:	/s/ Kent A. Kleeberger

Kent A. Kleeberger
Executive Vice President — Chief Financial
Officer and Treasurer
(Principal Financial Officer)

Date:	August 26, 2008	By:	/s/ Michael J. Kincaid

Michael J. Kincaid
Senior Vice President — Finance, Chief
Accounting Officer, and Assistant Secretary
(Principal Accounting Officer)