Form 10-Q
period 2008-11-01
CHICOS FAS INC
filed 2008-12-10
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
November 1, 2008	0-21258
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At November 28, 2008, there were 177,291,904 shares outstanding of Common Stock, $.01 par value per share.

CHICO’S FAS, Inc.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	November 1,	February 2,
	2008	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$50,233	$13,801
Marketable securities, at market	206,105	260,469
Receivables	38,287	11,924
Income tax receivable	—	23,973
Inventories	187,271	144,261
Prepaid expenses	24,063	18,999
Deferred taxes	19,131	13,306

Total Current Assets	525,090	486,733

Property and Equipment:
Land and land improvements	18,225	17,867
Building and building improvements	74,542	62,877
Equipment, furniture and fixtures	381,812	347,937
Leasehold improvements	428,755	396,650

Total Property and Equipment	903,334	825,331
Less accumulated depreciation and amortization	(319,083)	(257,378)

Property and Equipment, Net	584,251	567,953

Other Assets:

Goodwill	96,774	96,774
Other intangible assets	38,930	38,930
Deferred taxes	29,406	22,503
Other assets, net	9,368	37,233

Total Other Assets	174,478	195,440

	$1,283,819	$1,250,126

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$81,948	$88,134
Accrued liabilities	83,883	91,622
Current portion of deferred liabilities	1,528	1,437

Total Current Liabilities	167,359	181,193

Noncurrent Liabilities:

Deferred liabilities	174,307	156,417

Total Noncurrent Liabilities	174,307	156,417

Stockholders’ Equity:

Common stock	1,765	1,762
Additional paid-in capital	257,854	249,639
Retained earnings	682,522	661,115
Other accumulated comprehensive income	12	—

Total Stockholders’ Equity	942,153	912,516

	$1,283,819	$1,250,126

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended
	November 1, 2008		November 3, 2007		November 1, 2008		November 3, 2007
		% of		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net sales by Chico’s/Soma stores	$832,052	68.8	$942,399	72.2	$269,079	68.2	$300,576	72.3
Net sales by White House Black | Market stores	328,696	27.2	310,928	23.8	106,751	27.1	97,337	23.4
Net sales by Direct to consumer	48,278	4.0	51,587	4.0	18,413	4.7	18,000	4.3
Other net sales	—	—	115	0.0	—	—	—	—

Net sales	1,209,026	100.0	1,305,029	100.0	394,243	100.0	415,913	100.0

Cost of goods sold	555,490	45.9	531,072	40.7	182,870	46.4	173,449	41.7

Gross margin	653,536	54.1	773,957	59.3	211,373	53.6	242,464	58.3

Selling, general and administrative expenses:

Store operating expenses	485,436	40.2	467,660	35.8	164,494	41.7	161,708	38.9

Marketing	61,673	5.1	64,648	5.0	22,043	5.6	28,919	6.9

Shared services	83,553	6.9	85,949	6.6	26,535	6.7	28,554	6.9

Total selling, general, and administrative expenses	630,662	52.2	618,257	47.4	213,072	54.0	219,181	52.7

Income (loss) from operations	22,874	1.9	155,700	11.9	(1,699)	(0.4)	23,283	5.6

Gain on sale of investment	—	—	6,833	0.6	—	—	6,833	1.6

Interest income, net	6,433	0.5	8,177	0.6	2,394	0.6	3,257	0.8

Income before taxes	29,307	2.4	170,710	13.1	695	0.2	33,373	8.0

Income tax provision (benefit)	7,900	0.6	59,065	4.5	(1,300)	(0.3)	9,637	2.3

Income from continuing operations	21,407	1.8	111,645	8.6	1,995	0.5	23,736	5.7

Loss on discontinued operations, net of tax	—	—	2,234	0.2	—	—	166	0.0

Net income	$21,407	1.8	$109,411	8.4	$1,995	0.5	$23,570	5.7

Per share data:

Income from continuing operations per common share-basic	$0.12		$0.63		$0.01		$0.13
Loss on discontinued operations per common share-basic	$—		$(0.01)		$—		$(0.00)

Net income per common share-basic	$0.12		$0.62		$0.01		$0.13

Income from continuing operations per common & common equivalent share-diluted	$0.12		$0.63		$0.01		$0.13
Loss on discontinued operations per common & common equivalent share-diluted	$—		$(0.01)		$—		$(0.00)

Net income per common & common equivalent share-diluted	$0.12		$0.62		$0.01		$0.13

Weighted average common shares outstanding-basic	175,836		175,511		175,876		175,557

Weighted average common & common equivalent shares outstanding-diluted	176,017		176,614		176,029		176,281

See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,407	$109,411

Adjustments to reconcile net income to net cash provided by operating activities—
Depreciation and amortization, cost of goods sold	7,122	7,718
Depreciation and amortization, other	68,190	59,526
Deferred tax benefit	(12,728)	(9,743)
Stock-based compensation expense, cost of goods sold	2,612	3,597
Stock-based compensation expense, other	6,822	9,131
(Excess) deficiency tax benefit of stock-based compensation	(100)	259
Deferred rent expense, net	5,423	7,574
Gain on sale of investment	—	(6,833)
Loss (gain) on disposal of property and equipment	711	(919)
(Increase) decrease in assets—
Receivables, net	(528)	(2,495)
Income tax receivable	23,973	—
Inventories	(43,010)	(56,285)
Prepaid expenses and other	(3,035)	(5,508)
(Decrease) increase in liabilities—
Accounts payable	(6,186)	41,069
Accrued and other deferred liabilities	3,492	25,635

Total adjustments	52,758	72,726

Net cash provided by operating activities	74,165	182,137

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales (purchases) of marketable securities, net	54,376	(39,177)
Purchase of Minnesota franchise rights and stores	—	(32,896)
Acquisition of other franchise stores	—	(6,361)
Proceeds from sale of land	—	13,426
Proceeds from sale of investment	—	15,090
Purchases of property and equipment	(92,320)	(160,452)

Net cash used in investing activities	(37,944)	(210,370)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	307	3,524
Excess (deficiency) tax benefit of stock-based compensation	100	(259)
Repurchase of common stock	(196)	(279)

Net cash provided by financing activities	211	2,986

Net increase (decrease) in cash and cash equivalents	36,432	(25,247)
CASH AND CASH EQUIVALENTS — Beginning of period	13,801	37,203

CASH AND CASH EQUIVALENTS — End of period	$50,233	$11,956

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$39	$470
Cash paid for income taxes, net	$14,556	$72,524
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receipt of note receivable for sale of land	$—	$25,834
See Accompanying Notes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Business Organization and Significant Accounting Policies
Business Organization
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
Fiscal Year
          The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirty-nine weeks ended November 1, 2008 are not necessarily indicative of the results that may be expected for the entire year.
Reclassifications
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

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Business Organization and Significant Accounting Policies (continued)
Goodwill and Other Intangible Assets
          The Company performs an annual review for impairment of goodwill and other intangibles or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit or intangible asset is below its carrying value. In addition to the annual review, management uses certain indicators to evaluate whether the carrying value of goodwill and other intangible assets may not be recoverable, such as (i) the Company’s market capitalization in relation to the book value of its stockholders’ equity, (ii) current-period operating or cash flow declines combined with a history of operating cash flow declines or a forecast that demonstrates continuing declines in cash flow or inability to improve operations to forecasted levels, or (iii) a significant adverse change in the business climate that could affect the value of reporting units.
          Management has considered the decline in the Company’s market capitalization since its most recent annual review for impairment as well as the decline in the business climate during the current fiscal year in performing its assessment of whether an interim impairment review was required for any reporting units and determined an interim test was appropriate. Accordingly, the Company performed an interim goodwill impairment test using a discounted cash flow model based on the Company’s current projections of future operating results.
          Based on this interim assessment, management concluded that, as of November 1, 2008, the fair value of its reporting units exceeds their carrying value and accordingly, the Company’s goodwill has not been impaired as of November 1, 2008. Given the current economic environment, including extreme volatility in the capital markets, the Company will continue to monitor the need to test goodwill for impairment as required by SFAS 142.
          The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets include estimated future cash flows, the discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long lived assets can vary within a range of outcomes. Nevertheless, the unprecedented credit crisis including extreme volatility in the capital markets and the global economic downturn could result in changes to expectations of future cash flows and key valuation assumptions and estimates. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and may result in material impairments when the Company completes its annual impairment test during the fourth quarter of fiscal 2008. Such estimates, assumptions and judgments are also subject to known and unknown risks and uncertainties, including those reported under “Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2008 and our current Form 10-Q for the fiscal quarter ended November 1, 2008. Actual results could differ materially from those estimates and assumptions.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Business Organization and Significant Accounting Policies (continued)
Gain on Sale of Investment
          In fiscal 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment. The transaction was completed during the third quarter of fiscal 2007 and the Company recorded a pre-tax gain of approximately $6.8 million, which is reflected as non-operating income in the accompanying statement of operations.
Income Taxes
          Effective February 4, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model of how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN 48 states that a tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.
          As of February 2, 2008, the Company’s liability for unrecognized tax benefits associated with uncertain tax positions was $7.8 million. There have been no significant changes to the total amount of unrecognized tax benefits associated with uncertain tax positions during the thirty-nine weeks ended November 1, 2008. As of November 1, 2008, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Business Organization and Significant Accounting Policies (continued)
Net Income per Common and Common Equivalent Share
          Basic Earnings Per Share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding. Restricted stock grants to employees and directors are not included in the computation of basic EPS until the securities vest. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
Weighted average common shares outstanding – basic	175,835,540	175,510,734	175,875,779	175,557,197
Dilutive effect of stock options and unvested restricted stock outstanding	181,677	1,103,722	153,022	724,049

Weighted average common and common equivalent shares outstanding – diluted	176,017,217	176,614,456	176,028,801	176,281,246

          For the three and nine month periods ended November 1, 2008, of the securities then outstanding, 6,118,011 and 6,053,418 shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option and restricted awards because the effect of including these potential shares was antidilutive.
          For the three and nine month periods ended November 3, 2007, of the securities then outstanding, 4,175,079 and 2,786,784 shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option and restricted awards because the effect of including these potential shares was antidilutive.
Newly Adopted Accounting Pronouncements
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007; however, the FASB provided a one year deferral for implementation of the standard for non-recurring, non-financial assets and liabilities. The Company adopted SFAS 157 effective February 3, 2008, for all financial assets and liabilities as required. Refer to Note 3, Fair Value Measurements, for additional information. The Company does not expect the standard to have a material impact on its consolidated financial statements when fully adopted in fiscal year 2009.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Business Organization and Significant Accounting Policies (continued)
          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement 115 (“SFAS 159”). This statement permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. SFAS 159 was effective for the Company effective February 3, 2008. The adoption of SFAS 159 did not have an impact on the Company’s consolidated results of operations or financial condition as the Company did not elect to adopt the fair value option for any of its financial assets or liabilities.
          In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The hierarchy set forth in SFAS 162 is directed to the entity, rather than the independent auditors, as the entity is the one responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The Standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards, with the expectation that the Standard will be effective for the Company’s 2009 fiscal year. The Company does not expect the Standard to have a material impact on its consolidated financial statements.
Note 2. Discontinued Operations
          As disclosed in the Company’s Form 10-K for the fiscal year ended February 3, 2007, during the fourth quarter of fiscal 2006, the Company completed its evaluation of its Fitigues brand and decided that it would close down operations of the Fitigues brand. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company has segregated the operating results of Fitigues, if any, from continuing operations and classified the results as discontinued operations in the consolidated statements of income for all periods presented as shown in the following table:

	November 3, 2007
	Thirty-nine	Thirteen
	Weeks Ended	Weeks Ended
Net sales	$1,688	$—

Loss from operations	$3,416	$181
Income tax benefit	$1,182	$15

Net loss on discontinued operations	$2,234	$166

          In mid fiscal 2007, the operations of the Fitigues brand ceased and the Company does not expect to incur any further material costs associated with the closing of this brand.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Fair Value Measurements
          Effective February 3, 2008, the Company adopted SFAS 157, except as it applies to FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). FSP SFAS 157-2 allows entities to defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. as least annually).
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
          The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1	–	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	–	Unadjusted quoted prices in active markets for similar assets or liabilities, or;
Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or; Inputs other than quoted prices that are observable for the asset or liability

Level 3	–	Unobservable inputs for the asset or liability.
          The Company measures certain financial assets at fair value on a recurring basis, including its marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically its money market accounts, and assets held in the Company’s deferred compensation plan. In accordance with SFAS 157, the Company categorized certain of its financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

	As of November 1, 2008
	Total	Level 1	Level 2	Level 3

Current Assets
Cash Equivalents
Money market accounts	$49,861	$49,861	$—	$—
Marketable Securities
Variable rate demand notes	157,988	—	157,988	—
Municipal bonds	48,117	—	48,117	—
Non Current Assets
Plan Assets
Deferred compensation plan assets	8,871	8,871	—	—

Total	$264,837	$58,732	$206,105	$—

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Receivables
          Receivables consisted of the following:

	November 1,	February 2,
	2008	2008
Note receivable	$25,834	$—
Tenant improvement advances	5,724	6,497
Other	6,729	5,427

Total receivables	$38,287	$11,924

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
Note 5. Stock-Based Compensation
General
          The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). Stock-based compensation expense for share-based awards recognized during the thirteen and thirty-nine weeks ended November 1, 2008 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
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

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2008
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
          The weighted average assumptions relating to the valuation of the Company’s stock options for the thirty-nine and thirteen weeks ended November 1, 2008 and November 3, 2007 were as follows:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007

Weighted average fair value of grants	$2.99	$9.13	$2.46	$6.16
Expected volatility	46%	43%	50%	42%
Expected term (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	2.4%	4.5%	2.9%	4.0%
Expected dividend yield	N/A	N/A	N/A	N/A
Stock Based Compensation Activity
          As of November 1, 2008, 5,801,445 nonqualified options are outstanding at a weighted average exercise price of $18.38 per share, and 10,805,960 shares remain available for future grants which may be in the form of either stock options, restricted stock, restricted stock units or stock appreciation rights. At the annual meeting of stockholders of the Company held on June 26, 2008, the proposal to approve and ratify the Amended and Restated Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan was passed. As a result, the shares available for future grant was increased by 10,000,000 shares, which is included in the 10,805,960.
          The following table presents a summary of the Company’s stock options activity for the thirty-nine weeks ended November 1, 2008:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	5,488,489	$19.94
Granted	720,550	7.29
Exercised	(33,800)	0.99
Canceled or expired	(373,794)	21.57

Outstanding, end of period	5,801,445	18.38

Exercisable at November 1, 2008	4,163,440	19.77

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
          The following table presents a summary of the Company’s restricted stock activity for the thirty-nine weeks ended November 1, 2008:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested, beginning of period	504,671	$21.21
Granted	281,928	6.94
Vested	(120,658)	25.17
Canceled	(52,468)	16.85

Nonvested, end of period	613,473	14.24

          For the thirty-nine and thirteen weeks ended November 1, 2008 and November 3, 2007, respectively, stock-based compensation expense was allocated as follows (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Cost of goods sold	$2,612	$3,597	$806	$731

General, administrative and store operating expenses	6,822	9,130	2,260	2,027

Stock-based compensation expense before income taxes	$9,434	$12,727	$3,066	$2,758

Income tax benefit	2,835	4,346	821	785

Total stock-based compensation expense after income taxes	$6,599	$8,381	$2,245	$1,973

Note 6. Subsequent Events
Credit Facility
          On November 24, 2008, Chico’s FAS, Inc. entered into a $55 million Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate led by SunTrust Bank (“SunTrust”), as administrative agent (the “Agent”) and lender and SunTrust Robinson Humphrey, Inc. as lead arranger. The Credit Facility replaces the Company’s previous credit facility with Bank of America.
          The Credit Facility provides a $55 million revolving credit facility that matures on November 24, 2011. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $10 million. The Credit Facility also contains a feature that provides the Company the ability, subject to satisfaction of certain conditions, to increase the commitments available under the Credit Facility from $55 million up to $100 million through additional syndication. The proceeds of any borrowings under the Credit Facility may be used to fund future permitted acquisitions, to provide for working capital and to be used for other general corporate purposes.

CHICO’S FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
November 1, 2008
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Subsequent Events (continued)
          The interest on revolving loans under the Credit Facility will accrue, at the Company’s election, at either (i) a Base Rate plus the Applicable Margin or (ii) a Eurodollar Rate tied to LIBOR for the selected interest rate period plus the Applicable Margin. Base Rate shall mean the highest of (i) the per annum rate which SunTrust publicly announces as its prime lending rate, (ii) the Federal Funds rate plus one-half of one percent (1/2%) per annum and (iii) the Eurodollar Rate tied to the one-month LIBOR rate determined on a daily basis. The Applicable Margin is based upon a pricing grid depending on the total unused availability under the Credit Facility. Loans under the swingline subfacility shall bear interest at a rate agreed upon from time to time by the Agent and the Company. The Credit Facility also requires the payment of monthly fees based on the average daily unused portion of the Credit Facility, in an amount equal to 0.50% per annum.
          The amount that is available to be borrowed from time to time under the Credit Facility is limited based upon a percentage of eligible receivables and a separate percentage of eligible inventory and, until certain conditions are satisfied, may be further limited based upon an overall availability block. In the event that the amount of excess availability is less than the greater of (a) $10 million or (b) 15% of the aggregate commitments under the Credit Facility, the Company will be subject to meeting a fixed charge coverage ratio of (a) earnings before interest, taxes, depreciation, amortization, lease expense and noncash compensation less the actual amount paid by the Company in cash on account of capital expenditures less the cash taxes paid to (b) fixed charges of at least 1.10:1.00.
          The obligations under the Credit Facility are secured by (i) all credit card accounts and receivables for goods sold or services rendered and (ii) all inventory of any kind wherever located of Chico’s FAS, Inc. and its subsidiaries.
          The Credit Facility contains customary terms and conditions for credit facilities of this type, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, or make distributions on, or repurchase, junior capital, consolidate or merge with other entities, or suffer a change in control.
          The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated.
Equity Awards
     On November 26, 2008, in an effort to motivate and retain key employees in the current challenging macro-economic environment, the Company accelerated the awarding of its annual equity grant, which normally would have been made in early March 2009, by granting approximately 2.4 million stock option awards and approximately 0.8 million restricted stock awards to executive officers (excluding the President and CEO) and certain other key members of management. Although the absolute number of shares covered by these awards represents a multiple of the absolute number of shares covered by awards in each of our prior annual equity grants, this increase in the absolute number is driven in large part by the Company’s depressed stock price. Nevertheless, the overall stock-based compensation expense of these awards to the Company is lower than the overall stock-based compensation expense of the most recent comparable annual equity grant and substantially lower than the overall stock-based compensation expense related to any comparable grants made in the five years prior to the most recent grant. The Company does not anticipate making another annual broad-based equity grant until early March 2010.

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
          Chico’s, which began operations in 1983, focuses on fashion conscious women who are 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using generally easy-care fabrics. WH|BM, which the Company acquired in September 2003 and which began operations in 1985, targets middle-to-upper income women who are 25 years old and up. The styling is contemporary, fashion-oriented, feminine and unique, assorted primarily in white and black and related shades. Soma was initially launched in August 2004 under the name Soma by Chico’s. This concept offers foundation products in intimate apparel, sleepwear, and activewear that was initially aimed at the Chico’s target customer. In early fiscal 2007, the Soma brand was repositioned under the name “Soma Intimates” to appeal to a broader customer base. In March 2007, the Company announced the planned closure of the Fitigues brand operations (“Fitigues”). Accordingly, for all periods presented, the operating results for Fitigues, if any, are shown as discontinued operations in the Company’s consolidated statements of income.
          The Company earns revenues and generates cash through the sale of merchandise in its retail stores, and through its website and call centers, which handle sales related to the Chico’s, WH|BM, and Soma direct to consumer operations.
          The primary factors which historically influenced the Company’s profitability and success have been its growth in the number of stores and selling square footage, its positive comparable store sales, and its strong operating margin. In the last five years, the Company has grown from 557 stores as of February 1, 2004 to 1,083 stores as of November 1, 2008, which includes the greater percentage of growth in the number of WH|BM stores during that period and the growth resulting from the launch of the Soma brand in fiscal 2004. The Company continues to expand its presence through the opening of new stores (albeit at a slower rate than in the past), the expansion of existing stores, the development of new opportunities such as Soma and through the extension of its merchandise lines. However, since fiscal 2005, the Company’s rate of growth (measured by overall growth in sales, growth in comparable store sales, and other factors) has decreased from the rate of overall sales growth experienced in earlier years (which had been in the range of 30-40%), reflecting in large part the Company’s significantly increased size, its decision to adopt more manageable net square footage growth goals (7-8% for fiscal 2008 and 2-4% for fiscal 2009) and the more recent experience of negative same store sales.
          The deteriorating macroeconomic environment, combined with the unstable financial markets, has caused the Company to withdraw its previous earnings outlook for the second half of fiscal 2008 because the Company’s future financial performance is difficult to predict in this rapidly changing economic environment. The retail industry, in general, has been significantly impacted by a number of economic developments, and customers have, in turn, curtailed their spending in the face of uncertainty. The Company is not immune from these circumstances. As a result, the Company has implemented numerous strategies to help it manage through these uncertain economic times including: remaining focused on reducing costs, conserving cash, and managing inventories in line with sales trends. To date, the Company has identified over $50 million in annual expense savings, while trimming 2008 capital expenditures to approximately $110 million compared to the $202 million expended last year. The Company believes its strong balance sheet, which includes $256 million in cash and marketable securities and no debt, increases its financial flexibility and further reinforces its ability to successfully emerge from this economic crisis.
          The Company generally expects to continue to generate positive cash flow to fund its operations and to take advantage of new growth opportunities. The Company has no long-term debt and foresees no current need to incur debt to support its ongoing operations and future plans.
          Additional factors that will be critical to determining the Company’s future success include, among others, managing its overall growth strategy, including the ability to open and operate stores effectively, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, customer acceptance of new store concepts, integrating new or acquired businesses, developing its newer brands, implementing the process of senior management succession, initiating and maintaining strategic alliances with vendors, controlling expenses, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:
•	Comparable same store sales growth - For the thirteen-week and thirty-nine week periods ended November 1, 2008, the Company’s consolidated comparable store sales results (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) decreased 13.4% and 15.7%, respectively, compared to the comparable periods last year ended November 3, 2007. The Company believes that its same store sales performance was affected by numerous challenges including a difficult macro-economic environment, declining consumer confidence resulting in lower than anticipated customer traffic and particularly cautious spending, and merchandise offerings that failed, at times, to meet customer expectations. Although the Company believes it has made noticeable progress in improving its merchandise offerings, the effect of those improvements have been hampered by an ahistorical economic environment. The Company’s current strategy is to target a general overall trend to return to comparable store sales growth; although it recognizes that it continues to be affected by many of these factors. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in determining its future levels of success: (i) in effectively operating its stores across all brands, (ii) in managing its continuing store expansion program across all brands, (iii) in developing its newer brands, and (iv) in achieving its targeted levels of earnings per share.

•	Positive operating cash flow - For the thirty-nine week period ended November 1, 2008, cash flow from operations totaled $74 million compared with $182 million for the prior year’s thirty-nine week period ended November 3, 2007. Although operating cash flow decreased in the current period compared to the prior year, the Company believes it will generate operating cash flow sufficient to fund the ongoing needs of operations and investments. The Company believes that historically, a key strength of its business has been the ability to consistently generate cash flow from operations. Strong cash flow generation is critical to the future success of the Company, not only to support the general operating needs of the Company, but also to fund capital expenditures related to new store openings, relocations, expansions and remodels, costs associated with any future expansions of the

Company’s existing corporate headquarters and its existing distribution center, costs associated with continued improvement of information technology tools, including the on-going conversions to the SAP software platform, any future stock repurchase programs, and costs associated with potential strategic acquisitions that may arise from time to time. See further discussion of the Company’s cash flows in the Liquidity and Capital Resources section of this MD&A.

•	Loyalty Clubs and Customer Development - Management believes that a significant indicator of the Company’s success is the extent of the growth and frequency of shopping associated with its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives. The Passport Club, the Chico’s/Soma frequent shopper club, features discounts and other special promotions for its members. Preliminary members may join the Passport Club at no cost and, upon spending $500, customers automatically become permanent members and are entitled to a lifetime 5% discount and other benefits. The Black Book loyalty program, the WH|BM frequent shopper club, is similar to the Passport Club in most key respects except that customers become permanent members upon spending $300, compared to $500 for the Passport Club. The Company believes that the continued growth in new members and repeat shopping of its existing Passport and Black Book club members indicates that the Company is generating strong interest from its customers due in large part to the Company’s commitment to personalized customer service and constant newness of product. The Company continually is evaluating and testing various enhancements to its loyalty programs which the Company believes will further the growth in new members and increase the frequency of shopping by its loyalty club members.

As of November 1, 2008, the Company had approximately 1.9 million active Chico’s/Soma permanent Passport Club members and approximately 1.6 million active preliminary Passport Club members, while as of November 3, 2007, the Company had approximately 1.8 million active Chico’s/Soma permanent Passport Club members and approximately 1.5 million active preliminary Passport Club members.

As of November 1, 2008, the Company had approximately 0.9 million active WH|BM permanent Black Book members and approximately 1.3 million active preliminary Black Book members, while as of November 3, 2007, the Company had approximately 0.7 million active WH|BM permanent Black Book members and approximately 1.4 million active preliminary Black Book members.

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

          The Company continues to evaluate and monitor the progress of its Soma intimate apparel initiative. The Company recognizes that the Soma business can be seen as complementary to its basic apparel business, but also understands that many aspects of this business require unique attention. The Company monitors Soma merchandise offerings in a manner similar to its other brands with special emphasis on repeat purchases in the foundation category. The Company anticipates that additional investment will be required to establish the Soma brand as a suitable business that meets the profitability goals of the Company over the longer term. In addition, the Company believes that eventual profitability is in part dependent on the ability to open a critical mass of Soma Intimates stores (currently believed to be at least 100-125 stores) to leverage both fixed costs and merchandise buys. Although the previously announced slowdown in the new store openings (in order to focus on improving the existing Soma store operations and profitability) pushed the attainment of that target further into the future than originally anticipated, the Company believes that its current investment in Soma is in the best long-term interest of its shareholders.
          For the thirteen weeks ended November 1, 2008, the Company reported net sales, operating loss and net income of $394.2 million, $(1.7) million and $2.0 million, respectively. Net sales decreased by 5.2% from the comparable period in the prior fiscal year, while operating income and net income decreased by 107.3% and 91.5%, respectively, from the comparable thirteen week period ended November 3, 2007.
          For the thirty-nine weeks ended November 1, 2008, the Company reported net sales, operating income and net income of $1.209 billion, $22.9 million and $21.4 million, respectively. Net sales decreased by 7.4% from the comparable period in the prior fiscal year, while operating income and net income decreased by 85.3% and 80.4%, respectively, from the comparable thirty-nine week period ended November 3, 2007.
Results of Operations — Thirteen Weeks Ended November 1, 2008 Compared to the Thirteen Weeks Ended November 3, 2007.
          Net Sales
          The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, and net sales by the direct to consumer channel in dollars and as a percentage of total net sales for the thirteen weeks ended November 1, 2008 (the “current period”) and November 3, 2007 (the “prior period”) (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 1, 2008		November 3, 2007
Net sales by Chico’s/Soma stores	$269,079	68.2%	$300,576	72.3%
Net sales by WH|BM stores	106,751	27.1	97,337	23.4
Net sales by Direct to consumer	18,413	4.7	18,000	4.3

Net sales	$394,243	100.0%	$415,913	100.0%

          Net sales by Soma Intimates and WH|BM stores increased in the current period from the prior period primarily due to new store openings in the case of WH|BM and due to strong comparable store sales at Soma. Net sales by Chico’s and WH|BM stores were also impacted by decreases in each brands’ comparable store net sales. A summary of the factors impacting Company wide year-over-year sales is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007
Comparable same store sales decreases	$(52,380)	$(34,896)
Comparable same store sales %	(13.4)%	(9.3)%
New store sales increase, net	$30,297	$46,201

          The comparable store sales decrease of 13.4% (for the thirteen-week period ended November 1, 2008 compared to the thirteen-week period ending November 3, 2007) was driven primarily by a decrease in transactions of approximately 12% at Chico’s front-line stores and approximately 10% at WH|BM front-line stores. Comparable store sales were also impacted by a decrease of approximately 7% in the Chico’s average unit retail price, (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), reflecting a difficult macro-economic environment, declining consumer confidence resulting in lower than anticipated customer traffic and particularly cautious spending, and merchandise offerings that failed, at times, to meet customer expectations. Although the Company believes it has made noticeable progress in improving its merchandise offerings, the effect of those improvements has been hampered by an ahistorical economic environment. The comparable store sales decrease was also impacted by an approximate 1% decrease in the WH|BM average unit retail price. In the current period, WH|BM same store sales represented approximately 27% of the total same store sales base compared to 22% in the prior period. The Chico’s brand same store sales decreased by approximately 17% and the WH|BM brand’s same store sales decreased by approximately 5% when comparing fiscal 2008 to the comparable weeks last year. Although Soma’s comparable store sales increased significantly, it did not have a material impact on the consolidated calculation because of the relatively small number of Soma stores.
          Net sales by direct to consumer for the current period, which included merchandise from the Chico’s, WH|BM, and Soma Intimates brands increased by $0.4 million, or 2.2%, compared to net sales by direct to consumer for the prior period due to an increase in the WH|BM and Soma brands for this channel offset by a decrease in the Chico’s brand. The Company believes its ability to achieve some level of overall increase in these challenging economic times is attributable to several factors: the continued growth in customer acceptance of the offerings at the Soma and WH|BM brands, increased traffic in the direct to consumer channel, and the Company’s implementation of planned improvements in its website and call center infrastructure. The Company intends to continue making improvements to further increase sales through this channel.
          Cost of Goods Sold/Gross Margin
          The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended November 1, 2008 and November 3, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007
Cost of goods sold	$182,870	$173,449
Gross margin	211,373	242,464
Gross margin percentage	53.6%	58.3%
          Gross margin percentage decreased by 470 basis points compared to the prior period resulting primarily from a decrease of approximately 430 basis points in the Chico’s brand merchandise margins in the third quarter compared to the prior year’s third quarter due to lower initial markups and higher markdowns in order to liquidate inventory and bring levels closer to the current sales trends. The gross margin percentage was also negatively impacted by continued investment in the Company’s product development and merchandising functions, coupled with the deleverage of these costs at the Chico’s brand attributable to the negative same store sales. The overall decrease in Company gross margin was further exacerbated by a 450 basis point decline in the brand merchandise margins at WH|BM, which was also due primarily to lower initial markups and higher markdowns in order to liquidate inventory and bring levels closer to the current sales trends, which resulted in overall Company gross margins deteriorating further due to the impact of the mix effect resulting from WH|BM sales becoming a larger portion of the Company’s overall net sales.
          Selling, General, and Administrative Expenses
          The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the thirteen weeks ended November 1, 2008 and November 3, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007
Store operating expenses	$164,494	$161,708
Percentage of total net sales	41.7%	38.9%
          Store operating expenses include all direct expenses, including such items as personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores including district and regional management expenses and other store support functions. Store operating expenses as a percentage of net sales in the current period increased by approximately 280 basis points compared to the prior period primarily due to increased occupancy costs and to a lesser extent, by increased personnel costs as a percentage of sales, as selling payroll did not flex in direct proportion to the decrease in comparable store sales. The percentage increase was further impacted by the deleverage associated with the Company’s negative same store sales, and to a lesser extent, the mix effect of the WH|BM and Soma Intimates stores, (which have a higher operating cost structure) becoming a larger portion of the Company’s store base.

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007
Marketing	$22,043	$28,919
Percentage of total net sales	5.6%	6.9%
          Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail) and national advertising expenses. Marketing expenses decreased by $6.9 million or approximately 130 basis points due to the on-going cost reduction initiatives and increased efficiencies implemented by the Company.

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007
Shared services	$26,535	$28,554
Percentage of total net sales	6.7%	6.9%
          Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Shared services expenses decreased by $2.0 million or approximately 20 basis points as a percentage of sales mainly due to the on-going cost reduction initiatives implemented by the Company.
          Gain on Sale of Investment
          In the third quarter of fiscal 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment. As a result, the Company recorded a pre-tax gain of approximately $6.8 million in last year’s third quarter, which is reflected as non-operating income in the accompanying statement of operations.
          Interest Income, net
          The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended November 1, 2008 and November 3, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007
Interest income, net	$2,394	$3,257
Percentage of total net sales	0.6%	0.8%
          Interest income decreased as a percentage of sales by approximately 20 basis points in the third quarter compared to the prior period primarily due to a decrease in marketable securities year-over-year as well as lower interest rates.
          (Benefit) Provision for Income Taxes
          The income tax benefit in the third quarter of fiscal 2008 was $1.3 million compared to income tax expense of $9.6 million in the third quarter of fiscal 2007. The effective tax rate for the third quarter of fiscal 2008 is unusual because of the impact of the Company significantly reducing its estimated annual pre-tax income for fiscal 2008, and to a lesser extent, the impact of favorable permanent differences arising from tax-free interest and charitable contributions.
          Net Income
          The following table shows net income in dollars and as a percentage of total net sales for the thirteen weeks ended November 1, 2008 and November 3, 2007 (dollar amounts in thousands):

	Thirteen Weeks Ended
	November 1, 2008	November 3, 2007
Net income	$1,995	$23,570
Percentage of total net sales	0.5%	5.7%

Results of Operations — Thirty-Nine Weeks Ended November 1, 2008 Compared to the Thirty-Nine Weeks Ended November 3, 2007.
          Net Sales
          The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, net sales by the direct to consumer channel and other net sales (which includes net sales to franchisees) in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 1, 2008 (the “current period”) and November 3, 2007 (the “prior period”) (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2008		November 3, 2007
Net sales by Chico’s/Soma stores	$832,052	68.8%	$942,399	72.2%
Net sales by WH|BM stores	328,696	27.2	310,928	23.8
Net sales by Direct to consumer	48,278	4.0	51,587	4.0
Other net sales	—	—	115	0.0

Net sales	$1,209,026	100.0%	1,305,029	100.0%

          Net sales by Soma Intimates and WH|BM stores increased in the current period from the prior period primarily due to new store openings in the case of WH|BM and due to strong comparable store sales at Soma. Net sales by Chico’s and WH|BM stores were also impacted by decreases in each brands’ comparable store net sales. A summary of the factors impacting year-over-year sales is provided in the table below (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Comparable same store sales decreases	$(193,452)	$(61,973)
Comparable same store sales %	(15.7)%	(5.5)%
New store sales increase, net	$100,873	$163,706
          The comparable store sales decrease of 15.7% (for the thirty-nine week period ended November 1, 2008 compared to the thirty-nine week period ending November 3, 2007) was driven primarily by a decrease in transactions of approximately 11% at Chico’s front-line stores and approximately 15% at WH|BM front-line stores. Comparable store sales were also impacted by a decrease of approximately 9% in the Chico’s average unit retail price (which average unit retail price is a financial indicator, the percentage change of which is believed by management to represent a reasonable approximation of the percentage change in Company store net sales attributable to price changes or mix), reflecting a difficult macro-economic environment, declining consumer confidence resulting in lower than anticipated customer traffic and particularly cautious spending, and merchandise offerings that failed, at times, to meet customer expectations. Although the Company believes it has made noticeable progress in improving its merchandise offerings, the effect of those improvements has been hampered by an ahistorical economic environment. The comparable store sales decrease was offset, in part, by an approximate 5% increase in the WH|BM average unit retail price. In the current period, WH|BM same store sales represented approximately 27% of the total same store sales base compared to 22% in the prior period. The Chico’s brand same store sales decreased by approximately 19% and the WH|BM brand’s same store sales decreased by approximately 9% when comparing fiscal 2008 to the comparable weeks last year. Although Soma’s comparable store sales increased significantly, it did not have a material impact on the consolidated calculation because of the relatively small number of Soma stores.
          Net sales by direct to consumer for the current period, which included merchandise from the Chico’s, WH|BM, and Soma Intimates brands decreased by $3.3 million, or 6.4%, compared to the prior period. This decrease is attributable to decreased sales for the Chico’s brand, which decrease was partially offset by a strong increase in the Soma brand’s direct to consumer channel and increased direct to consumer sales for the WH|BM brand. The Company intends to continue making improvements to its overall direct to consumer infrastructure and merchandising approach in an effort to increase future sales for all of its brands through this channel.
          Cost of Goods Sold/Gross Margin
          The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Cost of goods sold	$555,490	$531,072
Gross margin	653,536	773,957
Gross margin percentage	54.1%	59.3%
          Gross margin percentage decreased by 520 basis points compared to the prior period resulting primarily from a decrease of approximately 420 basis points in the Chico’s brand merchandise margins in the current period compared to the prior year, which was due to higher markdowns in order to liquidate inventory and bring levels closer to the current sales trends. The gross margin percentage was also negatively impacted by continued investment in the Company’s product development and merchandising functions, coupled with the deleverage of these costs attributable to the negative same store sales. The decrease in overall gross margin was further exacerbated by a 330 basis point decline in the gross margin at WH|BM due to lower initial markups, higher markdowns in order to liquidate inventory and bring levels closer to the current sales trends and investments in product development and merchandising functions.
          Selling, General, and Administrative Expenses
          The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Store operating expenses	$485,436	$467,660
Percentage of total net sales	40.2%	35.8%
          Store operating expenses include all direct expenses, including personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores, including district and regional management expenses and other store support functions. Store operating expenses as a percentage of net sales in the current period increased by approximately 440 basis points compared to the prior period primarily due to increased occupancy costs and also due to increased personnel costs as a percentage of sales, as selling payroll did not flex in direct proportion to the decrease in comparable store sales. The percentage increase was further impacted by the deleverage associated with the Company’s negative same store sales, and to a lesser extent, the mix effect of the WH|BM and Soma Intimates stores becoming a larger portion of the Company’s store base as their store operating cost structure is higher than the Chico’s brand as a percentage of net sales.

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Marketing	$61,673	$64,648
Percentage of total net sales	5.1%	5.0%
          Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail), national advertising expenses and related support costs. Marketing expenses increased as a percentage of net sales by approximately 10 basis points due mainly to the deleverage associated with the Company’s negative same store sales. Marketing expenses decreased by approximately $3.0 million primarily due to the on-going cost reduction initiatives and increased efficiencies implemented by the Company.

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Shared services	$83,553	$85,949
Percentage of total net sales	6.9%	6.6%
          Shared services expenses increased as a percentage of net sales by approximately 30 basis points due to the deleverage associated with the Company’s negative same store sales. Shared services expenses decreased by approximately $2.4 million mainly due to the Company’s on-going cost reduction initiatives.
          Gain on Sale of Investment
          In the third quarter of fiscal 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment. As a result, the Company recorded a pre-tax gain of approximately $6.8 million in last year’s third quarter, which is reflected as non-operating income in the accompanying statement of operations.
          Interest Income, net
          The following table shows interest income, net in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Interest income, net	$6,433	$8,177
Percentage of total net sales	0.5%	0.6%
          Interest income decreased as a percentage of sales by approximately 10 basis points primarily due to a decrease in marketable securities, year-over-year as well as lower interest rates, offset in part by higher interest income in the current year from the Company’s $25.8 million note receivable.

          Provision for Income Taxes
          The Company’s effective tax rate for the current period was 27.0% compared to an effective tax rate of 34.6% for the prior period. Generally, income taxes for the interim periods are computed using the effective tax rate estimated to be applicable for the full fiscal year, which is subject to ongoing review and evaluation by the Company. The decrease in the effective tax rate during the thirty-nine week period was primarily attributable to the impact of the Company significantly reducing its estimated annual pre-tax income estimate for the full year of fiscal 2008 during the third quarter and from the impact of certain favorable permanent differences, mainly tax-free interest and charitable contributions, which represented a higher portion of pre-tax income in the current period compared to the prior year.
          Net Income
          The following table shows net income in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 1, 2008 and November 3, 2007 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2008	November 3, 2007
Net income	$21,407	$109,411
Percentage of total net sales	1.8%	8.4%
Comparable Company Store Net Sales
          Comparable Company store net sales decreased by 13.4% in the current quarter and 15.7% for the first nine months when compared to the comparable period last year ended November 3, 2007 (the Chico’s brand same store sales decreased by approximately 17% in the current quarter and 19% for the first nine months of the fiscal year and the WH|BM brand’s same store sales decreased by approximately 5% in the current quarter and 9% in the first nine months of the fiscal year). The Company believes this decrease in same store sales was affected by numerous challenges including a difficult macro-economic environment, declining consumer confidence resulting in lower than anticipated customer traffic and cautious spending patterns, and merchandise offerings that failed, at times, to meet customer expectations. Although the Company believes it has made noticeable progress in improving its merchandise offerings, the effect of those improvements have been hampered by an ahistorical economic environment. Comparable Company store net sales data is calculated based on the change in net sales of currently open stores that have been operated as a Company store for at least twelve full months, including stores that have been expanded or relocated within the same general market area (approximately five miles).
          The comparable store percentage reported above includes 31 and 40 stores that were expanded or relocated within the last twelve months from the beginning of the respective prior period by an average of 1,518 and 1,568 net selling square feet, respectively. If the stores that were expanded and relocated had been excluded from the comparable store base, the decrease in comparable store net sales would have been 13.6% for the current quarter and 16.1% for the first nine months (versus a decrease of 13.4% and 15.7% as reported, respectively). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers. Soma Intimates stores began entering into the comparable store sales calculation in September 2005 but have not had a material impact on the comparable store sales calculation due to the relatively small number of comparable stores.

Liquidity and Capital Resources
          The Company’s ongoing capital requirements have been, and continue to be, for funding capital expenditures for new, expanded, relocated and remodeled stores and increased merchandise inventories, for planned expansion of its headquarters, distribution center and other central support facilities, to fund stock repurchases under the Company’s previous stock repurchase programs, and for continued improvement in information technology tools, including the ongoing conversions the Company is planning to the SAP software platform and its e-commerce platform.
          The following table shows the Company’s capital resources as of November 1, 2008 and November 3, 2007 (amounts in thousands):

	November 1, 2008	November 3, 2007
Cash and cash equivalents	$50,233	$11,956
Marketable securities	206,105	277,513
Working capital	357,731	324,016
          Working capital increased from November 3, 2007 to November 1, 2008 primarily due to the reclassification of the Company’s $25.8 million dollar note receivable from a long-term asset to a current asset because the due date for the balloon payment is within one year of the Company’s most recently ended fiscal quarter. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities and inventories reduced by accounts payable and accrued liabilities.
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
          Operating Activities
          Net cash provided by operating activities was $74.2 million and $182.1 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively. The cash provided by operating activities for the current and prior periods was due to the Company’s net income adjusted for non-cash charges, changes in working capital and other items such as:
•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued deferred liabilities.
          The decrease in net cash provided by operating activities was primarily due to a significant decrease in net income and, to a lesser extent, timing of accounts payable, partially offset by the collection of an income tax receivable.

          Investing Activities
          Net cash used in investing activities was $37.9 million and $210.4 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.
          The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores ($54.4 million), costs associated with system upgrades and new software implementations ($19.2 million), costs associated with the Company’s headquarters’ expansion ($6.7 million), and other miscellaneous capital expenditures ($12.0 million) aggregating $92.3 million compared to capital expenditures aggregating $160.5 million in the prior year. The decrease in capital expenditures was primarily due to the Company’s decision to significantly lower its capital expenditure spending in fiscal 2008 in response to deteriorating economic conditions.
          In addition, the Company sold $54.4 million, net, of marketable securities during the current thirty-nine week period primarily to invest more heavily in cash equivalent instruments due to the overall financial market instability. In contrast, in the prior period, the Company purchased $39.2 million, net, of marketable securities.
          During the prior period, the Company consummated a transaction to sell a parcel of land in south Fort Myers, Florida for a sale price totaling approximately $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage.
          In addition, during the prior period, the Company sold its cost method investment in lucy activewear and received approximately $15.1 million in cash proceeds.
          Also, during the prior thirty-nine week period, the Company acquired all the territorial franchise rights to the state of Minnesota and the existing franchise locations in Minnesota for $32.9 million and also acquired a franchise store in Florida for $6.4 million.
          Financing Activities
          Net cash provided by financing activities was $0.2 million and $3.0 million for the thirty-nine weeks ended November 1, 2008 and November 3, 2007, respectively.
          During the thirty-nine weeks ended November 1, 2008 and November 3, 2007, the Company repurchased 28,674 and 15,938 shares, respectively, in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
          The Company received proceeds in both periods from the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan. During the first nine months of the current fiscal year, certain of the Company’s current and former employees exercised an aggregate of 33,800 stock options at prices between $0.5139 and $8.60. Also, during this period, the Company sold 16,340 and 29,451 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $7.91 and $4.88, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $0.3 million.

Credit Facility
          On November 24, 2008, Chico’s FAS, Inc. entered into a $55 million Senior Secured Revolving Credit Facility (the “Credit Facility”) with a syndicate led by SunTrust Bank, as administrative agent (the “Agent”) and lender and SunTrust Robinson Humphrey, Inc. as lead arranger. The Credit Facility replaces the Company’s previous $45 million credit facility with Bank of America.
          The Credit Facility provides a $55 million revolving credit facility that matures on November 24, 2011. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $10 million. The Credit Facility also contains a feature that provides the Company the ability, subject to satisfaction of certain conditions, to increase the commitments available under the Credit Facility from $55 million up to $100 million through additional syndication. The proceeds of any borrowings under the Credit Facility may be used to fund future permitted acquisitions, to provide for working capital and to be used for other general corporate purposes.
          The interest on revolving loans under the Credit Facility will accrue, at the Company’s election, at either (i) a Base Rate plus the Applicable Margin or (ii) a Eurodollar Rate tied to LIBOR for the selected interest rate period plus the Applicable Margin. Base Rate shall mean the highest of (i) the per annum rate which SunTrust publicly announces as its prime lending rate, (ii) the Federal Funds rate plus one-half of one percent (1/2%) per annum and (iii) the Eurodollar Rate tied to the one-month LIBOR rate determined on a daily basis. The Applicable Margin is based upon a pricing grid depending on the total unused availability under the Credit Facility. Loans under the swingline subfacility shall bear interest at a rate agreed upon from time to time by the Agent and the Company. The Credit Facility also requires the payment of monthly fees based on the average daily unused portion of the Credit Facility, in an amount equal to 0.50% per annum.
          The amount that is available to be borrowed from time to time under the Credit Facility is limited based upon a percentage of eligible receivables and a separate percentage of eligible inventory and, until certain conditions are satisfied, may be further limited based upon an overall availability block. In the event that the amount of excess availability is less than the greater of (a) $10 million or (b) 15% of the aggregate commitments under the Credit Facility, the Company will be subject to meeting a fixed charge coverage ratio of (a) earnings before interest, taxes, depreciation, amortization, lease expense and noncash compensation less the actual amount paid by the Company in cash on account of capital expenditures less the cash taxes paid to (b) fixed charges of at least 1.10:1.00.
          The obligations under the Credit Facility are secured by (i) all credit card accounts and receivables for goods sold or services rendered and (ii) all inventory of any kind wherever located of Chico’s FAS, Inc. and its subsidiaries.
          The Credit Facility contains customary terms and conditions for credit facilities of this type, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, or make distributions on, or repurchase, junior capital, consolidate or merge with other entities, or suffer a change in control.
          The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated.

New Store Openings and Headquarters Expansion
          The Company is planning a 7-8% increase in its selling square footage for fiscal 2008, which is expected to result from approximately 35-40 net new stores and 31-33 relocations and expansions of existing stores. The anticipated breakdown of net new stores by brand for fiscal 2008 is as follows: 17-20 Chico’s stores and 18-20 WH|BM stores. During the first nine months of the fiscal year, the Company opened 56 new stores, closed 11 stores and expanded or relocated 30 stores. The Company expects net closings of between 5 and 7 stores bringing its fiscal 2008 store openings to approximately 38-40 net new stores. In addition, during the fourth quarter, the Company expects to expand or relocate between 1 and 3 stores.
          Looking forward to fiscal 2009, the Company is currently investigating whether and to what extent it will increase the number of new stores beyond the current commitments of 10-12 new stores and a similar amount for remodels and/or relocation.
          With respect to addressing the Company’s potential need for additional headquarters and distribution center space, the Company is evaluating its requirements and the appropriate timing to make any additional headquarters and distribution center capacity available, particularly in light of its recent decision to slow its new store growth until improvements in the economy and the Company’s performance are achieved.
          The Company has been working with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) to assist in managing its retail operations, beginning first with its Soma brand. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. On February 4, 2007, the Company completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system as well as rolling out the new financial systems at the same time. The second major phase anticipates an initial roll out and utilization of this new system in each of its other brands beginning in early to mid fiscal 2009 with completion anticipated in mid to late fiscal 2009. The third major phase contemplates on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company through fiscal 2009 and beyond. The Company expects that the costs associated with the implementation of the ERP system will be funded from the Company’s existing cash and marketable securities balances.
          Given the Company’s existing cash and marketable securities balances and the new credit facility recently established with a syndicate led by SunTrust Bank, the Company does not believe that it will need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new stores planned to be opened in future periods.
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
Litigation
          In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at November 1, 2008, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The market risk of the Company’s financial instruments as of November 1, 2008 has not significantly changed since February 2, 2008. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
          The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of November 1, 2008, the Company did not have any outstanding borrowings on its line of credit and, given its liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
          The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes, which are highly liquid, variable rate municipal debt securities and municipal bonds. Although the variable rate municipal debt securities have long-term nominal maturity dates ranging from 2012 to 2043, the interest rates are reset, either daily, every 7 days or monthly. Despite the long-term nature of the variable rate demand notes, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of November 1, 2008, an increase or decrease of 100 basis points in interest rates would have an impact of approximately $0.7 million on the fair value of the marketable securities portfolio.
ITEM 4. CONTROLS AND PROCEDURES
          Evaluation of Disclosure Controls and Procedures
          As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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
ITEM 1A. RISK FACTORS
          In addition to the other information discussed in this report, the factors described in Part I, Item 1A., “Risk Factors” in the Company’s 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2008 should be considered as they could materially affect the Company’s business, financial condition or future results. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition or operating results. The following updated risks should also be considered as they could materially affect the Company’s business, financial condition or future results.
General Economic Conditions
          The recent disruptions in the overall economy and the financial markets have adversely impacted, and the continued weakness in the United States is likely to continue to affect, the sales volume and profitability levels of the Company. Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, rising unemployment levels, availability of consumer credit, deteriorating business conditions, inflation, interest rates, recession, energy costs, taxation and consumer confidence in future economic conditions. The recent disruptions in the overall economy and financial markets tend to reduce consumer confidence in the economy and negatively affect consumers’ spending patterns, which could be harmful to the Company’s financial position and results of operations and may cause the Company to decide to further decelerate the number and timing of store openings. Furthermore, declines in consumer spending patterns due to economic downturns may have a more negative effect on apparel retailers than some other retailers and can negatively affect the Company’s net sales and profitability. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.
Effective Management of Store Performance
          The Company operated 663 Chico’s stores, 348 WH|BM stores and 72 Soma stores as of November 1, 2008, 120 of which opened within the last thirteen months. The results achieved by these stores may not be indicative of longer term performance or the potential market acceptance of stores in other locations. The Company cannot be assured that any new store that it opens will have similar operating results to those of prior stores. New stores commonly take from 17 to 21 months to reach planned operating levels due to inefficiencies typically associated with new stores, including demands on operational, managerial and administrative resources. The failure of existing or new stores to perform as predicted could negatively impact the Company’s net sales and results of operations as well as result in impairment of long-lived assets at Company stores.
Goodwill and Intangible Assets
          Goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment annually or more frequently if indicators of potential impairment arise. Since the Company’s last annual review for impairment, the market value of the Company’s stock has declined significantly. In addition to the annual review, management uses certain indicators to evaluate whether the carrying value of goodwill and other intangible assets may not be recoverable, such as (i) the Company’s market capitalization in relation to the book value of its stockholders’ equity, (ii) current-period operating or cash flow declines combined with a history of operating cash flow declines or a forecast that demonstrates continuing declines in cash flow or inability to improve operations to forecasted levels, or (iii) a significant adverse change in business climate that could affect the value of reporting units.
          The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets include estimated future cash flows, the discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long lived assets can vary within a range of outcomes. Nevertheless, the unprecedented credit crisis including extreme volatility in the capital markets and the global economic downturn could result in changes to expectations of future cash flows and key valuation assumptions and estimates. These changes could result in changes to management’s estimates of the fair value of the Company’s reporting units and may result in material impairments when the Company completes its annual impairment test during the fourth quarter of fiscal 2008. Actual results could differ materially from those estimates and assumptions. If the Company determines in the future that other impairments have occurred, the Company would be required to write off the impaired portion of either 1) goodwill, 2) the WH|BM trademark asset or 3) the Minnesota territorial rights, which could substantially and negatively impact the Company’s results of operations.
Working Capital Requirements of Third-Party Manufacturers
          The Company relies on independent manufacturers for producing its merchandise. Many of these manufacturers rely on working capital financing to finance their operations. As a result of recent credit market events, lenders have over the last several months generally tightened credit standards and terms. To the extent any of the Company’s manufacturers are unable to obtain adequate credit or their borrowing costs increase, the Company may experience delays in obtaining merchandise, the manufacturers may increase their prices or they may modify payment terms in a manner that is unfavorable to the Company. Any of the aforementioned could adversely affect the Company’s net sales or gross margin, which could adversely affect the Company’s business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased	Purchased
	Total		as Part of	Under the
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans
August 3, 2008 to August 30, 2008	1,311	$4.48	—	$—

August 31, 2008 to October 4, 2008	9,219	$6.02	—	$—

October 5, 2008 to November 1, 2008	—	$—	—	$—

Total	10,530	$5.82	—	$—

(a)	Consists of 10,530 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1	Amended and Restated Chico’s FAS, Inc. Deferred Compensation Plan, effective January 1, 2008

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: December 9, 2008	By:	/s/ Scott A. Edmonds
Scott A. Edmonds
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: December 9, 2008	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger Executive Vice President - Chief Financial
Officer and Treasurer (Principal Financial Officer)

Date: December 9, 2008	By:	/s/ Michael J. Kincaid
Michael J. Kincaid
Senior Vice President - Finance, Chief Accounting Officer, and Assistant Secretary (Principal Accounting Officer)