Form 10-K
period 2009-01-31
CHICOS FAS INC
filed 2009-03-27
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Approximately $963,000,000 as of August 1, 2008 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on August 4, 2008).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share — 177,272,938 shares as of March 16, 2009.

Documents incorporated by reference:

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 25, 2009.

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED JANUARY 31, 2009

PART I

ITEM 1.	BUSINESS

General

Chico’s FAS, Inc. (together with its subsidiaries, the “Company”) is a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items under the Chico’s, White House |Black Market (“WH|BM”) and Soma Intimates (“Soma”) brand names.

Chico’s.  The Chico’s brand, which began operations in 1983, sells primarily exclusively designed, private branded clothing focusing on women 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed, figure-flattering manner using generally easy-care fabrics. The Chico’s brand generally controls most aspects of the design process, including choices of pattern, prints, construction, design specifications, fabric, finishes and color through in-house designers, purchased designs, and working with its independent vendors to develop designs.

WH|BM.  The WH|BM brand, which began operations in 1985 and was acquired by the Company in September 2003, sells fashion and merchandise primarily in black and white and related shades focusing on women who are 25 years old and up with a moderate to high income level. WH|BM controls almost all aspects of the design process, including choices of pattern, construction, specifications, fabric, finishes and color utilizing an in-house design team and also works closely with its independent vendors and agents to select, modify, and create its product offerings.

Soma Intimates.  The Soma brand, which began operations in 2004 under the name “Soma by Chico’s,” sells primarily exclusively designed private branded intimate apparel, sleepwear and activewear. Soma was initially focused on the Chico’s brand target customer. However, in early 2007, the Soma brand was repositioned under the name “Soma Intimates” in response to its appeal to a broader customer base. The Soma brand product offerings are developed by working closely with a small number of its independent vendors and agents to design proprietary products in-house primarily through a close collaborative effort and, in some cases, include designs provided by its independent vendors and under labels other than the Soma label.

Prior to 2007, the Company consisted of both franchised and Company-owned stores. In 2007, the Company completed its strategic plan to take full control of its brand image by acquiring all outstanding franchise rights and having entirely Company-owned stores with no further franchise operations. Going forward, the Company does not intend to establish any franchise arrangements, or to enter into any additional franchise territory development agreements for any of its brands.

At this time, the Company has no immediate plans to enter any foreign markets and it has not decided if, when, or in what manner, it may enter any foreign markets in the future.

The Company will, from time to time, consider the acquisition or organic development of other specialty retail concepts when its research indicates that the opportunity is appropriate and in the best interest of the shareholders. At present, the Company believes it is important to focus its energies on its core Chico’s, WH|BM and Soma brands. The Company continues to explore a number of potential merchandise venues and brand extensions that would both complement the current brands and provide future growth.

Business Strategies

Overall Growth Strategy.  The Company’s growth strategy is multi-faceted. Over the last several years, the Company has built its store base primarily through the opening of new stores for all of its brands, through the expansion of existing stores in its Chico’s and WH|BM brands, through the acquisition and expansion of other concepts such as WH|BM, and through the organic growth of the Soma concept. During that time, the Company built its infrastructure to accommodate the growth in its store base, its multi-branded and multi-channel approach to retailing, and the associated increase in revenues and expenses. This increase in infrastructure included significant and necessary additions of senior and middle management level headquarters associates, including the merchandising and marketing teams, increases in direct-to-consumer staffing, the roll out of the SAP software to all brands

(for more detail, see page 6), and other infrastructure initiatives. More recently, however, the Company is revisiting much of its planned infrastructure investments because of declining sales trends, the current recessionary economic environment and is choosing judiciously where to invest in order to increase market share for each of the brands and the direct-to-consumer channel.

In fiscal 2009, the Company will continue to focus on improving the performance of merchandising efforts in its existing stores and expanding its direct-to-consumer business. These activities, coupled with a strong balance sheet, a commitment to better control its expense structure and more effectively manage its inventory investments, and targeting its capital expenditures for higher returns, should allow the Company to effectively manage its growth strategies.

Distinctive Private Branded Clothing and Coordinated Accessories.  The most important element of the Company’s business strategies is the distinctive clothing and complementary accessories it sells under its proprietary brands.

Chico’s.  Interpreting current fashion trends with frequent deliveries of new and distinctive designs, Chico’s targets women 35 and over, emphasizing a comfortable relaxed fit in a modern style. Accessories, such as handbags, belts, scarves, and jewelry, including earrings, watches, necklaces and bracelets, are specifically designed to coordinate with the colors and patterns of the Chico’s brand clothing, enabling customers to easily enhance and individualize their wardrobe selections.

The distinctive nature of Chico’s clothing is carried through to its sizing. Chico’s uses international sizing, comprising sizes 0 (size 4-6), 1 (size 8-10), 2 (size 10-12), and 3 (size 14-16). As in the past, Chico’s occasionally will offer one-size-fits-all and small, medium and large sizing for some items. The relaxed nature of the clothing allows the stores to utilize this unusual sizing and thus offer a wide selection of clothing without having to invest in a large number of different sizes within a single style. Chico’s has also added half sizes (sizes 0.5, 1.5, 2.5 and 3.5) to some of its bottom and top styles.

WH|BM.  WH|BM offers feminine, sophisticated apparel and accessories from wearable basics to elegant fashion. Its clothing is made primarily in white and black and related shades. The accessories at WH|BM, such as handbags, shoes, belts and jewelry, including earrings, necklaces and bracelets, are specifically developed and purchased to coordinate with the colors and patterns of the clothing, enabling customers to easily coordinate with and individualize their wardrobe selections.

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

Personalized Service and Customer Assistance.  Another important element in the Company’s strategy for success is outstanding and personalized customer service through the Company’s commitment to its “Most Amazing Personal Service” standard. The Company provides store associates with specialized training in providing customer assistance and advice on their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. The Company’s sales associates are encouraged to know their regular customers’ preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs.

The Company takes pride in empowering its associates to make decisions that best serve the customer. The Company believes this sense of empowerment enables the Company’s associates to exceed customers’ expectations. In addition, many of the store managers and sales associates, especially for the Chico’s brand, were themselves customers prior to joining the Company and can therefore more easily identify with current customers. The Company’s associates are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates are encouraged to arrange for the item to be shipped directly to the customer from other stores or the distribution center.

Customer Loyalty.  Another key success strategy is building customer loyalty through focused preferred customer programs and effective implementation of the Company’s merchandising and customer service strategies. The Company’s customer tracking database allows the Company to more sharply focus its design, merchandising and marketing efforts to better address and define the desires of its target customer.

Chico’s and Soma Intimates.  Chico’s preferred customer club is known as the “Passport Club” (“Passport”), and is designed to encourage repeat sales and customer loyalty for its Chico’s and Soma brands. Features of the club include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new Chico’s and Soma merchandise.

A Chico’s or Soma customer signs up to join the Passport Club at no cost, initially as a “preliminary” member. Once the customer spends a total of $500 over any time frame in either brand, the customer becomes a “permanent” member and is currently entitled to a 5% discount on all apparel and accessory purchases, advance sale notices and other benefits, subject to certain restrictions.

In fiscal 2007, in conjunction with the repositioning of the Soma Intimates brand to appeal to a broader customer base, the Company began testing a separate loyalty program for its Soma brand. Although the test ended in fiscal 2008, it is possible the Company will offer a separate Soma loyalty program at a future date.

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

A WH|BM customer signs up to join The Black Book at no cost, initially as a “preliminary” member. Once the customer spends a total of $300 on WH|BM merchandise over any time frame, the customer becomes a “permanent” member and is currently entitled to a 5% discount on all apparel and accessory purchases, advance sale notices and other benefits, subject to certain restrictions.

Stores and Expansion

As of January 31, 2009, the Company operated 1,076 retail stores in 49 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. The retail stores operate under the Company’s three brands. The following table provides information regarding the Company’s stores by brand:

			Soma
	Chico’s	WH|BM	Intimates	Total
	Stores	Stores	Stores	Stores

Specialty Centers	377	183	32	592
Malls	159	125	36	320
Street	83	20	2	105

Total Front-line	619	328	70	1,017
Outlets	41	17	1	59

Total Stores	660	345	71	1,076

Average Selling Square Footage	2,668	2,022	1,935	2,412

Management believes the ability to open additional stores will be a factor in the future success of the Company, particularly in the WH|BM and Soma brands. Due to current macroeconomic and other business conditions, the Company has scaled back its real estate growth targets for 2009 and 2010, and does not intend to increase the number of new stores beyond current commitments until it begins to see improvements in the economy and individual brand performance.

Although there were some items manufactured for outlets, the Company’s outlet stores have historically acted mainly as a vehicle for clearing marked down merchandise. Soma also uses the Chico’s outlets as a clearance vehicle for its products at this time. The use of the outlets as a vehicle for clearing merchandise helps front-line stores maintain a more limited markdown policy. Because of the challenging economic times in recent years and the inability of the outlets to absorb the increased volume of marked down merchandise, the Company’s front-line stores have seen a more significant growth in the volume of markdowns. Although the Company is addressing this trend by working to manage the overall inventory levels more tightly, this trend is likely to continue until there is an improvement in the economy and the Company’s performance. Additionally, the Company has targeted an increase of made-for-outlet product primarily within the Chico’s brand which is intended to increase outlet store margins and lower the accessibility to transfer clearance merchandise from the front-line to outlet stores.

The following tables set forth information concerning changes in the number of retail stores during the past five fiscal years:

	Fiscal Year Ended
	January 29,	January 28,	February 3,	February 2,		January 31,
	2005	2006	2007	2008		2009
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)		(52 weeks)

Company-Owned Stores
Stores at beginning of year*	545	645	749	907		1,038
Opened**	109	109	157	143		62
Acquired from franchisees	1	—	1	13		—
Acquired pursuant to Fitigues Transaction	—	—	12	—		—
Closed	(10)	(5)	(12)	(25	)***	(24)

Stores at end of year	645	749	907	1,038		1,076

Franchise Stores
Stores at beginning of year	12	12	14	13		—
Opened	1	2	—	—		—
Acquired by Company	(1)	—	(1)	(13)		—

Stores at end of year	12	14	13	—		—

Total Stores	657	763	920	1,038		1,076

*	Not retroactively restated to include Fitigues stores prior to January 31, 2006.

**	Not retroactively restated to include Fitigues stores prior to January 31, 2006. Also, does not include relocations, expansions or conversions of previously existing stores within the same general market area (approximately five miles).

***	Includes 10 Fitigues stores closed in fiscal 2007.

	Fiscal Year Ended
	January 29,	January 28,	February 3,	February 2,	January 31,
	2005	2006	2007	2008	2009
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)

Stores by Brand
Chico’s front-line	450	499	541	604	619
Chico’s outlet	25	31	34	37	41
Chico’s franchise	12	14	13	—	—
WH|BM front-line	156	196	254	309	328
WH|BM outlet	4	8	16	19	17
Soma Intimates front-line	10	15	52	68	70
Soma Intimates outlet	—	—	—	1	1
Fitigues front-line	—	—	9	—	—
Fitigues outlet	—	—	1	—	—

Total stores at end of year	657	763	920	1,038	1,076

Direct-to-Consumer

The Company currently mails a Chico’s and WH|BM catalog to its current and prospective customers virtually every month. These catalogs are designed to drive customers into the stores, as well as promote the website and catalog sales. Each of the Company’s brands has its own dedicated website, www.chicos.com, www.whitehouseblackmarket.com and www.soma.com. Each website provides customers the ability to order merchandise online or through the call center. The Company occasionally sends a stand-alone Soma catalog, but utilizes Soma catalog inserts in selected Chico’s mailings, where applicable, as a highly efficient customer prospecting vehicle.

Sales through the Company’s three websites, together with sales from the Company’s call center’s toll free telephone numbers, amounted to $70.6 million in fiscal 2008 and are viewed as additional sales that provide a customer service for those who prefer shopping through these alternative channels.

The Company is targeting the direct-to-consumer channel as a growth area that is currently under-penetrated. To that end, the Company is continuing its investment in new hardware, software and personnel to increase its direct-to-consumer (i.e. Internet & catalog) sales penetration.

Advertising and Promotion

The marketing program for the Company currently consists of the following integrated components:

•	The Company’s loyalty programs — the Passport Club and The Black Book

•	Direct Marketing efforts: direct mail, e-mail, and localized calling campaigns

•	National print and broadcast advertising

•	Internet and direct phone sales

•	Public relations and community outreach programs

The Company’s direct marketing efforts have been successful in driving traffic to stores and the direct-to-consumer channels. A large portion of the active Passport and Black Book customers maintained in the database currently receive an average of one mailer per month.

During the last six months of fiscal 2007, the Company ran extensive television advertising in four distinct markets to support the Soma brand, which resulted in strong same store sales during and after the time these television commercials aired. The Company continued to use television advertising in fiscal 2008 for the Soma brand, but at lower spending levels than fiscal 2007.

The Company also places additional emphasis on “outreach programs.” These outreach programs include, among other events, VIP parties, fashion shows and wardrobing parties. As part of these outreach programs, the Company also encourages its managers and sales associates to become involved in community projects. The Company believes that these programs, in addition to helping build and support community and charitable activities, are also effective marketing vehicles in providing introductions to new customers. The Company has developed programs to help its store level associates use these programs.

Management Information Systems

The Company is committed to an ongoing review and improvement of its information systems to enable the Company to obtain useful information on a timely basis and to maintain effective financial and operational controls. This review includes testing of new products and systems to assure that the Company is able to take advantage of technological developments. The Company is working with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) to manage its retail stores. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth.

On February 4, 2007, the Company completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system as well as rolling out the new financial systems at the same time. The second major phase currently anticipates an initial roll out and utilization of this new system in mid fiscal 2009 and subsequently in early fiscal 2010. The third major phase contemplates on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company.

Merchandise Distribution

Distribution for all brands is handled through the Company’s distribution center in Winder, Georgia. New merchandise is generally received daily at the distribution center. Merchandise from United States based vendors arrives at the distribution center by truck, rail, or air, as the circumstances require. A majority of the merchandise from foreign vendors arrives in this country via air at various points of entry and is transported via truck or rail to the distribution center. The Company has targeted this area as an opportunity to shift more merchandise from air transportation to ocean transportation in order to lower in-bound freight costs. After arrival at the distribution center, merchandise is sorted and packaged for shipment to individual stores or for transfer to the direct-to-consumer fulfillment center. Merchandise is generally pre-ticketed with price and all other tags at the time of manufacture.

Product Development/Sourcing

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

Chico’s and Soma have historically purchased most of their clothing and accessories from companies that manufacture such merchandise in foreign countries except for the “cut and sew” operations described below. WH|BM has historically purchased a significant amount of its clothing and accessories from companies that arrange for such items to be manufactured in foreign countries. The Company does business with all of its foreign vendors and importers in United States currency.

Except for certain U.S., Mexico and Guatemala based “cut and sew” operations, the Company generally does not directly purchase and supply the raw materials for its clothing, leaving the responsibility for purchasing raw materials with the manufacturers. In the “cut and sew” operations, the Company buys fabric and trim components and provides the materials to one intermediary, which then assigns the “cut and sew” responsibilities to “cut and sew” manufacturers in the United States, Mexico or Guatemala, who make the specified Chico’s brand designs and styles.

Because of certain lower sourcing costs associated with the Company’s vendors in various parts of the world and certain other long term uncertainties presented by such vendor relationships, the Company regularly evaluates where best to manufacture its goods and may continue to pursue new vendor relationships throughout the world.

Chico’s, WH|BM and Soma collaborate on sourcing operations, including sharing of the vendor base, where appropriate. The Company believes the sharing of the vendor base could continue to expand in fiscal 2009. The Company also plans to begin implementing a metric based “supplier scorecard” in fiscal 2009 for its shared vendor base and ultimately its entire vendor base across all three brands.

In fiscal 2009, the Company plans to continue its direct-to-manufacturer sourcing opportunities. In addition, the Company continues to evaluate establishing overseas offices or relationships in Asia that would provide technical support in areas such as fit, fabric, color and quality assurance. The Company believes these initiatives could lead to improved product cost, quality control, timeliness of deliveries, and overall speed to market.

In fiscal 2008, China sources accounted for approximately 66% of the Company’s purchases of merchandise while United States sources (including fabric and “cut and sew” vendors) accounted for approximately 10% of merchandise purchases. Approximately 14% of total purchases in fiscal 2008 were made from one vendor compared to approximately 7.5% for the same vendor in fiscal 2007.

Competition

The women’s retail apparel business is highly competitive and has become even more so in the past several years. The retailers that are believed to most directly compete with the Chico’s brand are the mid-to-high end department stores including Nordstrom’s, Bloomingdale’s, Macy’s and Saks Fifth Avenue, specialty stores including Gap, Talbots, J. Jill, Ann Taylor, Ann Taylor Loft, Christopher & Banks, and Coldwater Creek, direct-to-consumer retailers such as Lands’ End and L.L. Bean, as well as local or regional boutique retailers. The retailers that are believed to most directly compete with the WH|BM brand are the same mid-to-high end department stores named above and specialty stores which include Ann Taylor, Ann Taylor Loft, Banana Republic, J. Crew, Gap, New York and Co., and Express as well as local or regional boutiques. Although management believes there is currently limited direct competition for Soma merchandise largely because of the distinctive nature of the brand’s merchandise designed with the targeted customer age 35 and over in mind, the retailers that are believed to most directly compete with Soma stores are the same mid-to-high end department stores and certain of the specialty stores named above, local boutiques, and, to a more limited extent, Victoria’s Secret. The perceived growth opportunities within the women’s apparel market has encouraged the entry of new competitors as well as increased competition from existing competitors. Certain of these competitors have greater name recognition as well as greater financial, marketing and other resources than the Company.

The following are several factors that the Company considers important in competing successfully in the retail apparel industry: newness and innovation of product styles, breadth of selection in colors, prints, sizes and styles of merchandise, product procurement and pricing, ability to address customer preferences and be in line with fashion trends, reputation, quality of merchandise, store design and location, visual presentation, effective use of marketing data, frequent shopper programs, advertising, and customer service. The Company believes that its emphasis on personalized service and customer assistance, the distinctive designs of its clothing and accessories, which provide a perceived high value, exclusive availability of the product offerings at its stores, the locations of its stores, and the effectiveness of the frequent shopper programs and its other marketing programs, are the various means by which the Company competes. Although the Company believes that it is able to compete favorably with other merchandisers, including department stores and specialty retailers, with respect to each of these factors, the Company believes it competes mainly on the basis of its customer service emphasis and distinctive merchandise selection.

Along with certain retail segment factors noted above, other key competitive factors for the direct-to-consumer operations include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and web site design and availability. The direct-to-consumer operations compete against numerous catalogs and web sites, which may have greater circulation and web traffic.

Employees

As of January 31, 2009, the Company employed approximately 14,460 people, approximately 40% of whom were full-time associates and approximately 60% of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, over 90% of the Company’s associates worked in its front-line and outlet stores.

The Company has no collective bargaining agreements covering any of its associates, has never experienced any material labor disruption and is unaware of any efforts or plans to organize its associates. The Company currently contributes most of the cost of medical, dental and vision coverage for eligible associates and also maintains a
401(k), stock incentive and stock purchase plans. All associates also are eligible to receive substantial discounts on Company merchandise. The Company considers relations with its associates to be good.

Trademarks and Service Marks

The Company, through its subsidiaries, is the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).

The Company’s Marks registered in the United States include but are not limited to: CHICO’S, CHICO’S PASSPORT, M.A.P.S., MARKET BY CHICO’S, MOST AMAZING PERSONAL SERVICE, NO TUMMY,

PASSPORT, THE WHITE HOUSE, WHITE HOUSE BLACK MARKET, FASHION FOR BOTH SIDES OF YOU, and SOMA BY CHICO’S. The company is seeking to register SOMA INTIMATES in the United States and has registered or is seeking to register a number of these Marks in certain foreign countries as well.

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

Available Information

The Company’s investor relations website is located at www.chicosfas.com. Through this website, the Company makes available free of charge its Securities and Exchange Commission (“SEC”) filings including its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. The Company also maintains various other data on this website within the investor relations page, including its recent press releases, corporate governance information, beneficial ownership reports, institutional slide show presentations, quarterly and institutional conference calls and other quarterly financial data, e.g., historical store square footage, etc. The Company also operates websites through which it primarily sells its merchandise, those being www.chicos.com, www.whitehouseblackmarket.com and www.soma.com, each of which also provides a convenient link to the Company’s investor relations website, www.chicosfas.com.

The Company has a Code of Ethics, which is applicable to all associates of the Company, including the principal executive officer, the principal financial officer and the Board of Directors and which is posted on the Company’s investor relations website. The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s chief executive officer, principal financial officer, principal accounting officer or its Directors) on this website. Copies of the charters of each of the Company’s Audit Committee, Compensation and Benefits Committee and Corporate Governance and Nominating Committee as well as the Company’s Corporate Governance Guidelines, Code of Ethics, Terms of Commitment to Ethical Sourcing, and Stock Ownership Guidelines are available on this website or in print upon written request by any shareholder.

The Company has included the CEO and CFO certifications regarding its public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report on Form 10-K. Additionally, the Company filed with the New York Stock Exchange (“NYSE”) the CEO’s certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which was dated July 18, 2008, and indicated that the former CEO was not aware of any violations of the Listing Standards by the Company.

Executive Officers of the Registrant

Set forth below is certain information regarding our executive officers:

David F. Dyer, 59, is the Company’s President and Chief Executive Officer and a member of the Board of Directors. Mr. Dyer became President and CEO in January 2009.

Donna M. Colaco, 50, is Brand President — White House | Black Market for the Company. Ms. Colaco joined the Company in August 2007.

Cynthia S. Murray, 51, is Brand President — Chico’s for the Company. Ms. Murray joined the Company in February 2009.

Charles L. Nesbit, Jr., 53, is Brand President — Soma Intimates for the Company. Mr. Nesbit has been with the Company since August 2004, first became an executive officer of the Company in April 2005 and has held his current position as Brand President — Soma Intimates since February 2009.

Manuel O. Jessup, 53, is the Company’s Executive Vice President — Chief Human Resources Officer. Mr. Jessup joined the Company in September 2006 and first became an executive officer of the Company when he was promoted to his current position as Executive Vice President — Chief Human Resources in December 2007.

Jeffrey A. Jones, 62, is the Company’s Executive Vice President — Chief Operating Officer. Mr. Jones joined the Company in February 2009.

Gary A. King, 51, is the Company’s Executive Vice President — Chief Information Officer. Mr. King joined the Company in October 2004.

Kent A. Kleeberger, 56, is the Company’s Executive Vice President — Chief Financial Officer and Treasurer. Mr. Kleeberger joined the Company in November 2007.

Mori C. MacKenzie, 59, is the Company’s Executive Vice President — Chief Stores Officer. Ms. MacKenzie joined the Company in October 1995, first became an executive officer in June 1999 and has held her current position as Executive Vice President — Chief Stores Officer since February 2004.

A. Alexander Rhodes, 50, is the Company’s Senior Vice President — General Counsel and Secretary. Mr. Rhodes joined the Company in January 2003 and first became an executive officer of the Company when he was promoted to his current position as Senior Vice President — General Counsel and Secretary in April 2006.

All of the above officers serve at the discretion of our Board of Directors.

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

Effective Management of Growth Strategy

The Company’s growth strategy which includes brand extensions, square footage expansion, increasing the number of new stores, and increasing its direct-to-consumer business is dependent upon a number of factors, including: testing of new products, locating suitable store sites, negotiating favorable lease terms, having the infrastructure to address the increased number and size of its stores and the increased demands of a direct-to-consumer business, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, generating sufficient operating cash flows to fund the expansion plans, and integrating new stores and a larger direct-to-consumer business into its existing operations. The Company expects to continue to open new stores in future years, while also remodeling, relocating and expanding a portion of the existing store base, and closing underperforming stores. The planned openings and expansions could place increased demands on operational, managerial and administrative resources. These increased demands could cause the Company to operate the business less effectively, which in turn could cause deterioration in the financial performance of individual stores. In addition, to the extent that a number of new store openings are in existing markets, the Company may experience reduced net sales volumes in previously existing stores in those same markets. There can be no assurance that the Company will achieve its planned expansion or that such expansion will be profitable or that the Company will be able to manage its growth effectively.

Effective Management of Store Performance

The Company operated 660 Chico’s stores, 345 WH|BM stores and 71 Soma stores as of January 31, 2009, 66 of which opened within the last thirteen months. The results achieved by these stores may not be indicative of longer term performance or the potential market acceptance of stores in other locations. The Company cannot be assured that any new store that it opens will have similar operating results to those of prior stores. New stores commonly take up to two years to reach planned operating levels due to inefficiencies typically associated with new stores, including demands on operational, managerial and administrative resources. The failure of existing or new stores to perform as predicted could negatively impact the Company’s net sales and results of operations as well as result in impairment of long-lived assets at Company stores.

Strategic Development of New Concepts

A significant portion of the Company’s longer term business strategy involves the strategic acquisition or the organic development and growth of new concepts and brand extensions within established brands. The Company’s ability to succeed in new concepts may require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing and the ability to attract and retain qualified personnel, including management and designers.

The Company is currently expanding its Soma target customer audience and continues to invest in development of the brand through marketing and new product launches in order to create and maintain brand awareness, which is an integral factor in the success of the brand. Although the Company believes building brand awareness will attract new customers, the Company cannot provide assurance that the marketing activities and new product launches will result in increased sales or profitability in the future for the Soma brand. In addition, the Company believes that eventual profitability is dependent on the ability to open a critical mass of Soma stores (currently believed to be at least 100-125 stores) and the continued focus on improving the existing Soma operations and profitability. Thus, if the Company cannot successfully execute its growth strategies for development of the Soma brand, or any other new concepts or brand extensions for that matter, the Company’s financial condition and results of operations may be adversely impacted.

General Economic Conditions

The recent downturns in the overall economy and the volatility in the financial markets have adversely impacted the Company’s business and are likely to continue to impact sales volume and profitability levels of the Company. Certain economic conditions affect the level of consumer spending on merchandise offered by the Company, including, among others, rising unemployment levels, availability of consumer credit, deteriorating business conditions, inflation, interest rates, recessionary pressures, energy costs, taxation, uncertainty, and consumer confidence in future economic conditions. The recent disruptions in the overall economy and financial markets tend to reduce consumer confidence in the economy and negatively affect consumers’ spending patterns, which could be harmful to the Company’s financial position and results of operations, as was the case in fiscal 2008, and may cause the Company to decide to further decelerate the number and timing of new store openings, relocations, or expansions. Furthermore, declines in consumer spending patterns due to economic downturns may have a more negative effect on apparel retailers than some other retailers, particularly in the Company’s competitive space, and can negatively affect the Company’s net sales and profitability. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Fluctuations in Comparable Store Sales and Company Operating Results

The Company’s comparable store sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. A variety of factors affect comparable store sales and Company operating results, including changes in fashion trends, changes in the Company’s merchandise mix, customer acceptance of merchandise offerings, timing of catalog mailings, calendar shifts of holiday periods, actions by competitors, new store openings, weather conditions, and general economic conditions. Past comparable store sales or operating results are not an indicator of future results. In fiscal 2008, the Company experienced negative overall (and negative Chico’s and WH|BM brand) comparable store sales results, which had a significant negative effect on the Company’s operations and market price of the Company’s common stock. Similarly, the Company’s overall and individual brand comparable store sales results in the future, both positive and negative, are likely to have a significant impact on the Company’s operations and market price of the Company’s common stock.

Gross Margin Impact of Mix of Sales

The Company’s gross margins are impacted by the sales mix both from the perspective of merchandise sales mix within a particular brand and relative sales volumes of the different brands. Certain categories of apparel and accessories tend to generate somewhat higher margins than others within each brand. Thus, a shift in sales mix within a brand can often create a significant impact on the Company’s overall gross margins. On the other hand, the gross margins for the Chico’s brand have been higher than at the WH|BM and Soma brands. As sales at WH|BM

and Soma grow at a faster pace than at the Chico’s brand as planned, the Company’s overall gross margin margins may be negatively impacted which could in turn have an adverse effect on the Company’s overall operating margin and the market price of the Company’s common stock.

Impact on Selling, General and Administrative Expenses from the Opening of Larger Stores

The average size of the Chico’s and WH|BM stores has been increasing over the last several years. In particular, new Chico’s and WH|BM front-line stores were approximately 30% larger than the chain average in fiscal 2007. Although these stores are expected to produce incremental profit dollars that will be in the range of each respective chain’s average anticipated profits, they will likely increase selling, general and administrative expenses as a percentage of sales due to their larger size and anticipated initial lower sales per selling foot. Although it is anticipated that these stores will eventually achieve profit margins equal to more mature stores, these stores are likely, to put short-term pressure on the Company’s operating margin by increasing selling, general and administrative expenses as a percentage of sales. This could have an adverse effect on the Company’s operating margins and the market price of the Company’s common stock.

Risks Associated with Direct-to-Consumer Sales

The Company sells merchandise over the Internet through its websites, www.chicos.com, www.whitehouseblackmarket.com, and www.soma.com. Although the Company’s direct-to-consumer operations encompassed only 4.5% of the Company’s total sales for fiscal 2008, it is anticipated that the percentage will continue to grow and could grow faster than in the past, due to the Company’s concentrated efforts in the area. The Company’s direct-to-consumer operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional infrastructure. The direct-to-consumer operations also involve other risks that could have an impact on the Company’s results of operations including hiring, retention and training of personnel to conduct the Company’s direct-to-consumer operations, increased postage or printing costs, rapid technological change, liability for online content, credit card fraud, risks related to the possible failure of the computer systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Given the Company’s business strategy to target sustained growth in its direct-to-consumer operations and thus increase sales penetration, supported by investment in infrastructure, the risks associated with direct-to-consumer operations are likely to be of greater significance in fiscal 2009 and future years than in prior years. There can be no assurance that the Company’s direct-to-consumer operations will be able to achieve targeted sales and profitability growth or even remain at their current level.

Privacy and Information Security

The Company’s use of individually identifiable data is regulated at the international, federal and state levels. Privacy and information security laws and regulation changes, and compliance with them may result in cost increases due to necessary system changes and the development of new administrative processes. If the Company or its associates fail to comply with these laws and regulations or experience a data security breach, the Company’s reputation could be damaged, possibly resulting in lost future business, and it could be subjected to fines, penalties, orders and other legal risk as a result of non-compliance.

Dependence on Single Distribution Location

The Company’s distribution functions for all of its stores and for its direct-to-consumer sales are handled from two separate facilities located beside each other in Winder, Georgia. Any significant interruption in the operation of either of these distribution facilities due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair the Company’s ability to distribute merchandise to its stores and/or fulfill direct-to-consumer orders, which could cause sales to decline. The Company regularly reviews and is developing its options to mitigate this risk including contingency plans and back-up relationships with outside providers of distribution services.

Success and Location of Shopping Centers

In order to generate customer traffic, the Company locates many of its stores in prominent locations within shopping centers that have been or are expected to be successful. The Company cannot control the development of new shopping centers, the availability or cost of appropriate locations within existing or new shopping centers, or the success of individual shopping centers. Furthermore, factors beyond the Company’s control impact shopping center traffic, such as general economic conditions, weather conditions, consumer acceptance of new or existing shopping centers, regional demographic shifts, and consumer spending levels. A slowdown in the U.S. economy, as has been seen in fiscal 2008 and so far in fiscal 2009, tends to negatively affect consumer spending and reduce shopping center traffic. The Company’s sales are partly dependent on a high volume of shopping center traffic and any decline in such shopping center traffic, whether because of the slowdown in the economy, a falloff in the popularity of shopping centers among our target customers, or otherwise, could have a material adverse effect on our business.

Seasonal Fluctuations

The nature of the Company’s business is comprised of two distinct selling seasons; spring and fall. During the peaks of these seasons, increased marketing, temporary personnel, and other expenses may be incurred to prepare and compete for the anticipated stronger consumer spending. Lower than expected sales or profit margins during these periods, as was experienced in fiscal 2008, could materially affect the financial condition and results of operations.

Merchandising/Fashion Sensitivity

The Company’s success is principally dependent upon its ability to gauge the fashion tastes of its customers and to provide merchandise that satisfies customer demand in a timely manner. The Company’s failure to anticipate, identify or react appropriately and in a timely manner to changes in fashion trends or demands, could lead to lower sales, excess inventories and more frequent markdowns, which could have a material adverse impact on the Company’s business. Misjudgments or unanticipated fashion changes could also have a material adverse impact on the Company’s image with its customers. There can be no assurance that the Company’s new products will be met with the same level of acceptance as in the past or that the failure of any new products will not have a material adverse impact on the Company’s business, results of operations and financial condition.

Maintaining Proper Inventory Levels

The Company maintains an inventory of merchandise in its stores and distribution center, particularly of selected products that the Company anticipates will be in high demand. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices, such as occurred in fiscal 2007 and fiscal 2008. These events could significantly harm the Company’s operating results and impair the image of one or more of the Company’s brands. Conversely, if the Company underestimates consumer demand for its merchandise, particularly higher volume styles, or if the Company’s manufacturers fail to supply quality products in a timely manner, the Company may experience inventory shortages, which might result in missed sales, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm the Company’s business.

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

Competition

The retail apparel and accessory industry is highly competitive. The Company competes with national, international and local department stores, specialty and discount store chains, independent retail stores and Internet and catalog businesses that market similar lines of merchandise. The Company’s successful performance in recent years has increased the amount of imitation by other retailers, often at lower price points. Such imitation has made and will continue to make the retail environment in which the Company operates more competitive. Many competitors are significantly larger and have greater financial, marketing and other resources and enjoy greater national, regional and local name recognition than the Company. Depth of selection in sizes, colors and styles of merchandise, merchandise procurement and pricing, the ability to anticipate fashion trends and consumer preferences, inventory control, reputation, quality of merchandise, store design and location, brand recognition and customer service are all important factors in competing successfully in the retail industry.

Vendor Relationships

The Company has no material long-term or exclusive contracts with any apparel or accessory manufacturer or supplier. The business depends on its network of suppliers and on continued good relations with its vendor base. A key vendor may become unable to supply our merchandising needs due to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, and timeliness of delivery. If the Company was unexpectedly required to change vendors or if a key vendor was unable to supply acceptable merchandise in sufficient quantities on acceptable terms, the Company could experience a significant disruption in the supply of merchandise. The Company could also experience operational difficulties with its manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control, shortages of fabrics or other raw materials, failures to meet production deadlines or increases in manufacturing costs. Approximately 14% of total purchases in fiscal 2008 were made from one vendor compared to approximately 7.5% for the same vendor in fiscal 2007. The Company cannot guarantee that this relationship will be maintained in the future or that the vendor will continue to be available to manufacture merchandise. A significant disruption in the supply of merchandise from this, or any other key vendor, could have a material adverse impact on the Company’s operations.

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

Reliance on Foreign Sources of Production

Although the Company has certain portions of its clothing and accessories produced within the United States, a majority of the Company’s clothing and accessories are still produced outside the United States and the percentage has been growing and this trend may continue. As a result, the Company’s business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in which the Company does business; (iii) imposition of new or increased duties, taxes, and other charges on imports; (iv) foreign exchange rate challenges and pressures presented by implementation of U.S. monetary policy; (v) local business practice and political issues, including issues relating to compliance with the Company’s Terms of Commitment to Ethical Sourcing and domestic or international labor standards; (vi) transportation disruptions, and (vii) seizure or detention of goods by Customs authorities.

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

In addition, the laws and customs protecting intellectual property rights in many foreign countries can be substantially different and potentially less protective of intellectual property than those in the United States. The

Company has taken numerous steps to protect its intellectual property overseas, but cannot guarantee that such rights are not infringed. The intentional or unintentional infringement on the Company’s intellectual property rights by one of its vendors or any other person or entity, could diminish the uniqueness of the Company’s products, tarnish the Company’s trademarks, or damage the Company’s reputation.

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

Internal Control over Financial Reporting

The Company’s system of internal controls over financial reporting is designed to provide reasonable assurance that the objectives of an effective financial reporting control system are met. However, any system of internal controls is subject to inherent limitations and the design of controls will not provide absolute assurance that all objectives will be met. This includes the possibility that controls may be inappropriately circumvented or overridden, that judgments in decision-making can be faulty and that misstatements due to errors or fraud may not be prevented or detected. Any failure in the effectiveness of internal control over financial reporting could have a material effect on financial reporting or cause the Company to fail to meet reporting obligations, and could negatively impact investor perceptions.

Adverse Outcomes of Litigation Matters

The Company is involved from time to time in litigation and other claims against its business. These issues arise primarily in the ordinary course of business but could raise complex, factual and legal issues, which are subject to multiple risks and uncertainties and could require significant management time. The Company believes that the Company’s current litigation issues will not have a material adverse effect on the Company’s results of operations or financial condition. However, the Company’s assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against the Company not presently known to the Company or determinations by judges, juries or other finders of fact which do not accord with the Company’s evaluation of the possible liability or outcome of such litigation and additional litigation that is not currently pending could have a more significant impact on the Company and its operations.

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

Effects of War, Terrorism or Other Catastrophes

In the event of war, acts of terrorism or any further threat of terrorist attacks, customer traffic in shopping centers and consumer spending could significantly decrease. In addition, local authorities or shopping center management could close in response to any immediate security concern or weather catastrophe such as a hurricane or tornado. Similarly, war, acts of terrorism, threats of terrorist attacks, or a weather catastrophe could severely and adversely affect the Company’s headquarters or distribution center that, in turn, could have a material adverse impact on the Company’s business. Any such event could result in decreased sales that would have a material adverse impact on the Company’s business, financial condition and results of operations.

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

The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets include estimated future cash flows, the discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes. Nevertheless, the unprecedented credit crisis including extreme volatility in the capital markets and the global economic downturn could result in changes to expectations of future cash flows and key valuation assumptions and estimates. These events could result in changes to management’s estimates of the fair value of the Company’s reporting units and may result in material impairments in the future. If the Company determines in the future that impairments have occurred, the Company would be required to write off the impaired portion of either 1) goodwill, 2) the WH|BM trademark asset or 3) the Minnesota territorial rights, which could substantially and negatively impact the Company’s results of operations.

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

Brand Reputation

The Company’s ability to protect its brands’ reputation is an integral part of its general success strategy. The Chico’s image of high quality and unique styles as well as the WH|BM image of classic and timeless designs is critical to the overall value of the brands. Maintaining and positioning these brands is an on-going investment for the Company in which it is likely continued investment in customer research and promotional events will be essential. Although the Company believes product development investments will help attract new customers, it cannot provide assurance that they will result in increased revenue and profitability. Additionally, if the Company fails to maintain high standards for merchandise quality and integrity, such failures could jeopardize the brands’ reputation and have a negative effect on earnings. Damage to the Company’s reputation as a whole could also cause a loss of consumer and investor confidence and could have a material effect on the business.

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

Volatility of Stock Price

The market price of the Company’s common stock has fluctuated substantially in the past and there can be no assurance that the market price of the common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning the Company or its competitors, sales and profitability results, quarterly variations in operating results or comparable store net sales, changes in earnings estimates by analysts or changes in accounting policies, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

List Not Exclusive

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

Like other seasoned issuers, the Company, from time to time, receives written comments from the staff of the SEC regarding the Company’s periodic or current reports under the Exchange Act. There are no comments that the Company received not less than 180 days before the end of its 2008 fiscal year to which this Form 10-K relates that remain unresolved.

ITEM 2.	PROPERTIES

Stores

As a matter of policy, the Company prefers to lease its stores and all the stores are currently leased. As of January 31, 2009, the Company’s 1,076 stores were located in 49 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico, as follows:

Alabama	15	Louisiana	18	Ohio	27
Arizona	28	Maine	1	Oklahoma	9
Arkansas	8	Maryland	31	Oregon	19
California	126	Massachusetts	27	Pennsylvania	49
Colorado	21	Michigan	25	Rhode Island	5
Connecticut	18	Minnesota	17	South Carolina	19
Delaware	4	Mississippi	4	South Dakota	1
District of Columbia	4	Missouri	19	Tennessee	20
Florida	104	Montana	2	Texas	96
Georgia	41	Nebraska	6	Utah	8
Hawaii	6	Nevada	15	Vermont	1
Idaho	2	New Hampshire	2	Virginia	28
Illinois	44	New Jersey	44	Washington	20
Indiana	16	New Mexico	8	West Virginia	2
Iowa	5	New York	41	Wisconsin	13
Kansas	9	North Carolina	31	Wyoming	1
Kentucky	11	North Dakota	1	U.S. Virgin Islands	1
				Puerto Rico	3

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

In order to facilitate temporary space needs, the Company has leased approximately 12,500 square feet of off-site space in the Fort Myers area for its call center and has leased approximately 21,000 square feet of off-site space for its finance department, which it plans to vacate by June 2009.

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

The Company is currently evaluating its requirements and the appropriate timing to make additional distribution center capacity available particularly in light of its recent decision to slow its new store growth until improvements in the economy and the Company’s performance are achieved. Even with the scaled down growth plans, the Company’s present goal is to begin design work to increase capacity in late fiscal 2009. It is currently anticipated that the Company will require additional distribution space in fiscal 2010. The Company is evaluating the expansion of its current distribution center on the existing adjacent land that is already owned by the Company, as well as other strategic alternatives.

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

The Company’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CHS”. On March 16, 2009, the last reported sale price of the Common Stock on the NYSE was $4.84 per share.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the New York Stock Exchange:

For the Fiscal Year Ended January 31, 2009	High	Low

Fourth Quarter (November 2, 2008 - January 31, 2009)	$4.44	$1.72
Third Quarter (August 3, 2008 - November 1, 2008)	7.99	2.24
Second Quarter (May 4, 2008 - August 2, 2008)	8.18	4.26
First Quarter (February 3, 2008 - May 3, 2008)	10.72	5.42

For the Fiscal Year Ended February 2, 2008	High	Low

Fourth Quarter (November 4, 2007 - February 2, 2008)	$12.87	$6.70
Third Quarter (August 5, 2007 - November 3, 2007)	20.12	11.90
Second Quarter (May 6, 2007 - August 4, 2007)	27.70	17.98
First Quarter (February 4, 2007 - May 5, 2007)	27.94	20.06

Although the Company currently does not intend to pay any cash dividends or repurchase shares over the near term and intends to retain its earnings for the future operation and expansion of the Company’s business, the Company may reconsider this intention as the Company monitors its build up of cash reserves. Any determination to pay dividends or repurchase shares in the future will be at the discretion of the Company’s Board of Directors and will also be dependent upon the Company’s results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

In fiscal 2008, the Company repurchased 60,168 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 31,494 were repurchased in the fourth quarter as set forth in the following chart.

Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total Number	Average	Publicly	Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased	per Share	Plans	Plans

November 2, 2008 to November 29, 2008	—	$—	—	$—
November 30, 2008 to January 3, 2009	4,504	$3.28	—	$—
January 4, 2009 to January 31, 2009	26,990	$3.73	—	$—

Total	31,494	$3.66	—	$—

The approximate number of equity security holders of the Company is as follows:

Number of Record Holders
Title of Class	as of March 16, 2009

Common Stock, par value $.01 per share	1,936

Five Year Performance Graph

The following graph compares the cumulative total return on the Company’s common stock with the cumulative total return of the companies in the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on January 31, 2004 and the reinvestment of dividends.

Comparison of Cumulative Five Year Total Return

	1/31/2004	1/29/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009
Chico’s FAS, Inc.	$100	$138	$229	$119	$58	$22
S&P 500 Index	$100	$105	$118	$135	$133	$81
S&P 500 Apparel Retail Index	$100	$120	$111	$132	$128	$64

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced in this Annual Report on Form 10-K. The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences.

	Fiscal Year Ended
	January .31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006	2005
	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)
	(In thousands, except per share and selected operating data)

Operating Statement Data:
Net sales by Chico’s/Soma stores	$1,074,939	$1,223,217	$1,210,474	$1,095,938	$889,429
Net sales by WH|BM stores	436,875	418,901	367,063	261,601	142,092
Net sales by direct-to-consumer	70,591	72,093	52,959	36,151	26,831
Other net sales(1)	—	115	10,431	10,885	8,530

Net sales	1,582,405	1,714,326	1,640,927	1,404,575	1,066,882
Cost of goods sold(2)	762,913	745,265	673,742	547,532	411,908

Gross margin	819,492	969,061	967,185	857,043	654,974
Store operating expenses	645,352	633,288	525,529	416,833	328,491
Marketing	80,326	95,717	75,121	58,164	43,441
Shared services	109,744	118,598	102,835	83,733	58,666
Impairment and restructuring charges	23,664	—	—	—	—

Income (loss) from operations	(39,594)	121,458	263,700	298,313	224,376
Gain on sale of investment	—	6,833	—	—	—
Interest income, net	7,757	10,869	10,626	8,236	2,327

Income (loss) before income taxes	(31,837)	139,160	274,326	306,549	226,703
Income tax provision (benefit)	(12,700)	48,012	99,635	112,568	85,497

Income (loss) from continuing operations	(19,137)	91,148	174,691	193,981	141,206
Loss on discontinued operations, net of tax	—	2,273	8,055	—	—

Net income (loss)	$(19,137)	$88,875	$166,636	$193,981	$141,206

Income (loss) from continuing operations-basic(3)	$(0.11)	$0.52	$0.99	$1.07	$0.79
Loss on discontinued operations-basic(3)	—	(0.01)	(0.05)	—	—

Basic net income (loss) per share(3)	$(0.11)	$0.51	$0.94	$1.07	$0.79

Income (loss) from continuing operations-diluted(3)	$(0.11)	$0.51	$0.98	$1.06	$0.78
Loss on discontinued operations-diluted(3)	—	(0.01)	(0.05)	—	—

Diluted net income (loss) per share(3)	$(0.11)	$0.50	$0.93	$1.06	$0.78

Weighted average shares outstanding-basic(3)	175,861	175,574	177,273	180,465	178,256

Weighted average shares outstanding-diluted(3)	175,861	176,355	178,452	182,408	180,149

Selected Operating Data:
Total stores at period end	1,076	1,038	920	763	657
Average net sales per Company store:(4)
Chico’s	$1,564	$1,929	$2,139	$2,179	$2,010
WH|BM	1,291	1,418	1,575	1,402	995
Soma	893	818	1,044	1,054	—
Average net sales per selling square foot at Company stores:(4)
Chico’s	$598	$792	$961	$1,028	$988
WH|BM	656	804	1,040	1,028	814
Soma	469	400	434	460	—
Percentage (decrease) increase in comparable Company store net sales	(15.1)%	(8.1)%	2.1%	14.3%	12.9%
Balance Sheet Data (at year end):
Total assets	$1,226,183	$1,250,126	$1,060,627	$999,413	$715,729
Long-term debt	—	—	—	—	—
Other noncurrent liabilities	177,251	156,417	116,860	70,318	59,546
Stockholders’ equity	902,196	912,516	803,931	806,427	560,868
Working capital	$339,639	$305,540	$334,513	$415,310	$269,252

(1)	Includes net sales to franchisees.
(2)	Cost of goods sold includes distribution, merchandising and product development costs, but does not include store occupancy cost.
(3)	Restated to give retroactive effect for the 2 for 1 stock split in February 2005.
(4)	Average net sales per Company store and average net sales per selling square foot at Company stores are based on net sales of stores that have been operated by the Company for the full year. For the year ended February 3, 2007, average net sales per Company store and average net sales per selling square foot at Company stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Key Events and Recent Developments

Several key events have occurred in early fiscal 2009 and in fiscal 2008 that did have or could be expected to have a significant effect on the Company’s results of operations, including:

•	On February 25, 2009, the Company announced that it had named Andrea M. Weiss to its Board of Directors. Ms. Weiss has extensive specialty retail experience having served in several senior executive positions with dELiA*s, Inc., The Limited, Inc., Intimate Brands, Inc., Guess, Inc., and Ann Taylor Stores, Inc. She is the founder and current Chief Executive Officer of Retail Consulting, Inc., a boutique consulting practice focused on product and brand development, consumer contact strategies, operational improvements, and turnarounds.

•	On February 24, 2009, the Company announced the naming of Jeffrey Jones as the Company’s Chief Operating Officer and Charles Nesbit to Brand President — Soma Intimates. Mr. Jones brings substantial retail experience to the Company including executive positions at such companies as Sears and Lands’ End. Mr. Jones’ responsibilities include supervising the implementation of the Company’s enterprise systems and continuing to develop the infrastructure related to the Company’s direct-to-consumer business. Mr. Nesbit, who was formerly the Company’s Chief Operating Officer, is now able to focus all of his time and attention to the opportunities presented by the Soma brand.

•	On February 5, 2009, the Company announced that it had hired Cynthia “Cinny” Murray as its Brand President — Chico’s. Ms. Murray has nearly 30 years of experience in retail including executive positions with Stage Stores, Inc. and Talbot’s.

•	On January 28, 2009, the Company announced impairment and restructuring charges totaling $23.7 million on a pre-tax basis. Approximately 11% of the Company’s headquarters employee base was eliminated. This action, resulting in a total of $10.0 million in pre-tax charges, is expected to reduce payroll and related benefit expenses for the Company by $15 million in fiscal 2009. In addition, the Company announced non-cash impairment charges totaling $13.7 million pre-tax, to write off impaired long-lived assets at certain underperforming stores across all three brands.

•	On January 8, 2009, the Company announced the retirement and resignation of its previous President and Chief Executive Officer and named David F. Dyer as his replacement. Mr. Dyer, who has been a member of the Company’s Board of Directors since March 2006, brings significant retail experience to the Company. Mr. Dyer was previously President and Chief Executive Officer for Tommy Hilfiger and Lands’ End.

•	On November 24, 2008, the Company entered into a $55 million senior secured revolving credit facility with SunTrust Bank. The credit facility provides for swing advances of up to $5 million and issuance of letters of credit up to $10 million and also provides the Company the ability, subject to satisfaction of certain conditions, to increase the commitments available under the credit facility up to $100 million through additional syndication. This credit facility replaces the Company’s previous $45 million credit facility.

Executive Overview

The Company is a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market (“WH|BM”), and Soma Intimates (“Soma”) brand names. The Company earns revenues and generates cash through the sale of merchandise in its retail stores and on its various websites and through its call centers, which take orders for all brands.

Fiscal 2008 was a challenging year for the Company. In fiscal year 2008, the Company reported net sales, operating loss and net loss of $1.582 billion, ($39.6) million and ($19.1) million, respectively. Net sales decreased by 7.7%. The Company’s gross margin decreased to 51.8% in fiscal 2008 from 56.5% in fiscal 2007.

The retail industry, in general, has been significantly impacted by a number of economic developments, such as a deteriorating macroeconomic environment, combined with the unstable financial markets. Amidst the current recessionary environment, customers have, in turn, curtailed their spending in the face of uncertainty. The Company is not immune to these circumstances.

In addition to the general economic slowdown, the Company’s results were impacted by continuing product issues at its Chico’s brand. The Company believes that the Chico’s brand became too predictable and was straying from its core competencies including novelty in its assortment and delivering amazing personal service. The Company is focused on renewing its emphasis on the customer experience for the Chico’s brand, and improving the Chico’s contact strategy to drive customer traffic into stores, develop new customers and improving product offerings that will inspire customers to shop.

With regard to its WH|BM brand, the Company believes that this brand’s performance stabilized in late fiscal 2008. Although the WH|BM brand experienced negative comparable store sales in fiscal 2008, the Company believes that this brand is poised for operating improvement and growth in fiscal 2009.

Finally, the Company’s Soma brand continues to show improvement. Soma posted increased comparable store sales during fiscal 2008. The Company continues to believe Soma has the potential for sustained future growth.

For fiscal 2009, the Company has established several significant shorter-term goals: 1) improve the performance of the Chico’s brand, 2) continue to invest in the growth potential of the WH|BM and Soma brands, 3) invest in and accelerate the growth of the direct-to-consumer channel, 4) continue to control expenses and rationalize the Company’s expense structure and 5) improve controls over inventory investment.

The Company believes its strong balance sheet, which includes approximately $269 million in cash and marketable securities and no debt at the end of fiscal 2008, increases its financial flexibility and further reinforces its ability to successfully emerge from this economic crisis. For fiscal 2009, the Company generally expects to continue to generate positive cash flow to fund its operations and to take advantage of new growth opportunities.

Additional factors that will be critical to determining the Company’s future success include, among others, managing its overall growth strategy, including the ability to open and operate stores effectively, increasing its direct-to-consumer business, maximizing efficiencies in the merchandising, product development and sourcing processes, maintaining high standards for customer service and assistance, maintaining newness, fit and comfort in its merchandise offerings, matching merchandise offerings to customer preferences and needs, customer acceptance of new store concepts, integrating new or acquired businesses, developing its newer brands, implementing the process of senior management succession, initiating and maintaining strategic alliances with vendors, controlling expenses, and generating cash to fund the Company’s expansion needs. In order to monitor the Company’s success, the Company’s senior management monitors certain key performance indicators, including:

•	Comparable store sales growth — In fiscal 2008, the Company’s comparable store sales (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) decreased by 15.1%. The comparable store sales performance was affected by numerous challenges including a difficult macro-economic environment, declining consumer confidence resulting in lower than anticipated customer traffic and particularly cautious consumer spending and merchandise offerings that failed, at times, to meet customer expectations, resulting in substantial markdowns and lower realized average unit retails. The Company’s current strategy is to target a general overall trend to return to comparable store sales growth; although it recognizes that it continues to be affected by many of these factors. The Company believes that its ability to realize such a general overall positive trend in comparable store sales will prove to be a key factor in determining its future levels of success.

•	Positive operating cash flow — In fiscal 2008, the Company generated $99 million of cash flow from operations compared with $209 million in fiscal 2007, which represents a decrease of approximately 53%. The Company currently anticipates an increase in its free cash flow (cash flow from operations net of capital expenditures) in fiscal 2009 compared to fiscal 2008. The Company believes that historically, a key strength of its business has been the ability to consistently generate cash flow from operations.

•	Store productivity — Management consistently monitors various key performance indicators of store productivity including sales per square foot, store operating contribution margin and store cash flow in order to assess the Company’s performance.

•	Inventory turnover — Management considers inventory turnover a significant performance indicator that assists in the determination of markdowns, in planning future inventory levels and in assessing the customer’s response to the merchandise.

•	Quality and merit of merchandise offerings — To monitor and maintain the acceptance of its merchandise offerings, the Company monitors sell-through levels, gross margins and markdown rates on a classification and style level. Although the Company does not disclose these statistics for competitive reasons, this analysis helps identify comfort, fit and newness issues at an early date and helps the Company plan future product development and buying.

•	Loyalty Clubs and Customer Development — Management believes that a significant indicator of the Company’s success is the extent of the ongoing spending and future growth of its loyalty programs, the “Passport Club” and “The Black Book”, and support for such loyalty programs that is provided through its personalized customer service training programs and its marketing initiatives.

Results of Operations

Net Sales

The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, net sales by direct-to-consumer, and other net sales in dollars and as a percentage of total net sales for the fiscal years ended January 31, 2009 (fiscal 2008 or “current period”, which consisted of 52 weeks), February 2, 2008 (fiscal 2007 or “prior period”, which consisted of 52 weeks), and February 3, 2007 (fiscal 2006, which consisted of 53 weeks) (dollar amounts in thousands):

	Fiscal 2008%		Fiscal 2007%		Fiscal 2006%

Net sales by Chico’s/Soma stores	$1,074,939	67.9%	$1,223,217	71.4%	$1,210,474	73.8%
Net sales by WH|BM stores	436,875	27.6	418,901	24.4	367,063	22.4
Net sales by direct-to-consumer	70,591	4.5	72,093	4.2	52,959	3.2
Other net sales	—	—	115	0.0	10,431	0.6

Net sales	$1,582,405	100.0%	$1,714,326	100.0%	$1,640,927	100.0%

Net sales by WH|BM and Soma stores increased in the current period from the prior period primarily due to new store openings for the WH|BM brand and improved comparable store sales at the Soma brand, offset by a decrease in net sales by Chico’s stores and the overall decrease in the Company’s comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Comparable store sales (decreases) increases	$(242,407)	$(123,096)	$28,248
Comparable same store sales %	(15.1)%	(8.1)%	2.1%
New store sales increases	$112,103	$187,677	$191,750
Number of new Company-owned stores opened, net	38	128 *	145	*

*	Does not include Fitigues stores acquired in fiscal 2006 and closed in fiscal 2007

The comparable store sales decrease of 15.1% in fiscal 2008 was driven partially by a decrease of 7.2% in the Chico’s average unit retail price (the percentage change of which is believed by management to represent a reasonable approximation of the percentage change attributable to price changes, markdowns or mix) as well as

from a decrease in the Chico’s and WH|BM average number of transactions per store, offset in part by an increase in the WH|BM average unit retail price of 4.6%. In fiscal 2008, WH|BM same store sales represented approximately 27% of the total same store sales base compared to 23% in fiscal 2007. The Chico’s brand same store sales decreased by approximately 19% and the WH|BM brand same store sales decreased by approximately 8% when comparing fiscal 2008 to fiscal 2007. Soma stores sales, which were included in the comparable store sales calculation beginning in September 2005, increased during fiscal 2008, although the impact on the consolidated comparable store sales decrease was immaterial.

The comparable store percentage reported above includes 84 stores that were expanded or relocated within the last two fiscal years by an average of 1,441 selling square feet. If the stores that were expanded and relocated had been excluded from the comparable store base, the decrease in comparable store net sales would have been 15.7% for fiscal 2008 (versus 15.1% as reported). The Company does not consider the effect to be material to the overall comparable store sales results and believes the inclusion of expanded stores in the comparable store net sales to be an acceptable practice, consistent with the practice followed by the Company in prior periods and by some other retailers.

In fiscal 2007, the Company experienced an overall comparable store sales decrease of 8.1%, which was driven partially by a decrease of 9.1% in the Chico’s average unit retail price (the percentage change of which is believed by management to represent a reasonable approximation of the percentage change attributable to price changes, markdowns or mix) as well as from a decrease in the Chico’s and WH|BM average number of transactions per store and a decline in the average transaction dollar amounts. In fact, although the WH|BM brand experienced a slight increase in its average unit retail price of 0.3%, it was entirely offset by a decline in the average transaction amount and the average number of transactions per store.

Net sales by direct-to-consumer for fiscal 2008, which included merchandise from the Chico’s, WH|BM, and Soma brands decreased by $1.5 million, or 2.1%, compared to net sales by direct-to-consumer for fiscal 2007. This overall decrease is attributable to sales of Chico’s brand merchandise. In contrast, direct-to-consumer sales for the WH|BM and Soma brands increased in fiscal 2008 compared to fiscal 2007. The Company is targeting this entire direct-to-consumer channel for future growth and believes that it is currently under-penetrated. To that end, the Company is continuing its investment in new hardware, software and personnel to increase its direct-to-consumer (i.e. catalog & Internet) sales penetration.

For fiscal 2007, net sales by direct-to-consumer for fiscal 2007, which included merchandise from the Chico’s, WH|BM, and Soma brands increased by $19.1 million, or 36.1%, compared to net sales by direct-to-consumer for fiscal 2006. The Company believes this increase is attributable to the implementation of the Company’s improvements in its website and call center infrastructure and its current approach to merchandising on each brand’s website.

Cost of Goods Sold/Gross Margin

The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for fiscal 2008, 2007 and 2006 (dollar amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Cost of goods sold	$762,913	$745,265	$673,742
Gross margin	$819,492	$969,061	$967,185
Gross margin percentage	51.8%	56.5%	58.9%

Gross margin percentage decreased by 470 basis points in fiscal 2008 compared to fiscal 2007 resulting primarily from a decrease of approximately 360 basis points in the Chico’s brand merchandise margins in the current period compared to the prior year’s margins, which decrease was attributable to lower initial markups and higher markdowns considered necessary in order to liquidate inventory and bring inventory levels more in line with the current sales trends. The gross margin percentage was also negatively impacted by continued investment in the Company’s product development and merchandising functions, coupled with the deleverage of these costs arising as a result of the negative same store sales. The overall decrease in Company gross margin was further exacerbated by a 320 basis point decline in the brand merchandise margins at WH|BM, which decrease was also due primarily to

lower initial markups and higher markdowns considered necessary in order to liquidate inventory and bring inventory levels more in line with the current sales trends, which resulted in overall Company gross margins deteriorating further due to the impact of the mix effect resulting from WH|BM sales becoming a larger portion of the Company’s overall net sales.

Gross margin percentage decreased by 240 basis points in fiscal 2007 compared to fiscal 2006 resulting primarily from a 180 basis point decrease in merchandise margins at the Chico’s front-line stores primarily due to a higher markdown rate compared to the prior period and by the Company’s continued investment in its product development and merchandising functions for each of its three brands. To a lesser extent, gross margin percentage in fiscal 2007 was negatively impacted by gross margin decreases in the direct-to-consumer and outlet channels due to higher markdown rates as a result of lower than anticipated sales at the front-line stores, as well as by the mix effect resulting from the WH|BM and Soma sales continuing to become a larger portion of the Company’s overall net sales (both WH|BM and Soma brands operate with lower gross margins than the gross margins experienced by the Chico’s brand).

Store Operating Expenses

The following table shows store operating expenses in dollars and as a percentage of total net sales for fiscal 2008, 2007 and 2006 (dollar amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Store operating expenses	$645,352	$633,288	$525,529
Percentage of total net sales	40.8%	36.9%	32.0%

Store operating expenses include all direct expenses, including such items as personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores including district and regional management expenses and other store support functions. Store operating expenses as a percentage of net sales increased by 390 basis points due to increased occupancy costs at the store level, and by increased personnel costs as a percentage of sales, as selling payroll did not flex in direct proportion to the decrease in comparable store sales. The increase was also impacted by the deleverage arising as a result of the Company’s negative same store sales.

Store operating expenses as a percentage of net sales increased 490 basis points in fiscal 2007 over fiscal 2006 primarily due to increased personnel and occupancy expenses across all three brands, attributable mainly to the investment in larger sized Chico’s and WH|BM stores (including both new and expanded), the Company’s planned increased investment in store payroll to improve service levels, the mix effect of the WH|BM and Soma stores becoming a larger portion of the Company’s store base (both WH|BM and Soma brands operate with higher store operating costs as a percentage of sales than the store operating costs as a percentage of sales experienced by the Chico’s brand) and from the deleverage arising as a result of the Company’s negative same store sales.

Marketing

The following table shows marketing expenses in dollars and as a percentage of total net sales for fiscal 2008, 2007 and 2006 (dollar amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Marketing	$80,326	$95,717	$75,121
Percentage of total net sales	5.1%	5.6%	4.6%

Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail), national advertising expenses and related support costs. Marketing expenses decreased as a percentage of net sales by approximately 50 basis points in fiscal 2008 due to the ongoing cost reduction initiatives and increased efficiencies implemented by the Company.

Marketing expenses increased as a percentage of net sales by approximately 100 basis points in fiscal 2007 compared to fiscal 2006. The increase was primarily due to the deleverage associated with the Company’s negative same store sales and the planned increase in marketing spend in the second half of fiscal 2007, compared to the second half of fiscal 2006, in an effort to protect and enhance the Company’s market share and to highlight its Fall and Holiday product offerings.

Shared Services

The following table shows shared services expenses in dollars and as a percentage of total net sales for fiscal 2008, 2007 and 2006 (dollar amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Shared services	$109,744	$118,598	$102,835
Percentage of total net sales	6.9%	6.9%	6.3%

Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Shared services expenses decreased in dollars mainly due to the ongoing cost reductions initiatives and increased efficiencies implemented by the Company yet remained flat as a percentage of net sales as a result of the Company’s negative same store sales.

Shared services expenses increased as a percentage of net sales by approximately 60 basis points in fiscal 2007 mainly due to increased personnel relocation, recruitment, severance and technology costs, as well as from the deleverage associated with the Company’s negative same store sales. These increases in shared services expenses as a percentage of net sales were offset by a reduction in incentive compensation mostly due to the Company’s lower than anticipated fiscal year results and lower stock-based compensation expense.

Impairment and Restructuring Charges

The following table shows impairment and restructuring charges in dollars and as a percentage of total net sales for fiscal 2008 (dollar amounts in thousands):

Fiscal 2008

Impairment and restructuring charges	$23,664
Percentage of total net sales	1.5%

The impairment and restructuring charges recognized in fiscal 2008 consisted of non-cash impairment charges totaling $13.7 million, related to the write-off of fixed assets at certain underperforming stores, and severance and workforce reduction costs totaling $10.0 million, related to the elimination of approximately 11% of the headquarters employee base and charges related to the separation agreement with its former CEO. The Company will begin making payments in early fiscal 2009. No impairment or restructuring charges were recognized in either fiscal 2007 or fiscal 2006.

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

Interest Income, net

The following table shows interest income, net in dollars and as a percentage of total net sales for fiscal 2008, 2007 and 2006 (dollar amounts in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Interest income, net	$7,757	$10,869	$10,626
Percentage of total net sales	0.5%	0.6%	0.6%

In fiscal 2008, interest income, net, decreased in total dollars and as a percentage of net sales compared to fiscal 2007 primarily due to a decrease in the average invested balance of marketable securities, year-over-year as well as lower interest rates.

In fiscal 2007, interest income, net, increased slightly in total dollars compared to fiscal 2006 primarily due to interest earned on the Company’s note receivable from its sale of land in fiscal 2007 offset by lower interest rates.

Provision for Income Taxes

The Company’s effective tax rate was 39.9%, 34.5% and 36.3%, for fiscal 2008, 2007 and 2006, respectively. The increase in the effective tax rate for fiscal 2008 from fiscal 2007 was primarily attributable to favorable permanent differences, mainly charitable inventory contributions and tax-free interest, offset in part by the impact of a decrease in deferred compensation plan assets which as a net amount, represented a considerably higher portion of pre-tax loss in fiscal 2008 compared to pre-tax income in fiscal 2007. The decrease in the effective tax rate for fiscal 2007 from fiscal 2006 was primarily attributable to favorable permanent differences, mainly charitable inventory contributions and tax-free interest, representing a considerably higher portion of pre-tax income in fiscal 2007 compared to fiscal 2006.

Liquidity and Capital Resources

Overview

The Company’s ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores, for planned expansion of its headquarters, distribution center and other central support facilities, to fund stock repurchases under the Company’s previous stock repurchase programs, and for continued improvement in information technology tools, including the ongoing conversion that the Company is planning to the SAP software platform.

The following table shows the Company’s capital resources at the end of fiscal year 2008 and 2007 (amounts in thousands):

	Fiscal 2008	Fiscal 2007

Cash and cash equivalents	$26,549	$13,801
Marketable securities	242,153	260,469
Working capital	339,639	305,540

Working capital increased from fiscal 2007 to fiscal 2008 primarily due to the reclassification of the Company’s $25.8 million dollar note receivable from a long-term asset to a current asset because the due date for the balloon payment is within one year of the Company’s most recently ended fiscal quarter and to a decrease in current liabilities.

Based on past performance and current expectations, the Company believes that its cash and cash equivalents, marketable securities and cash generated from operations will continue to satisfy the Company’s working capital needs, capital expenditure needs (see “New Store Openings and Infrastructure Investments” discussed below), commitments, and other liquidity requirements associated with the Company’s operations through at least the next 12 months.

Operating Activities

Net cash provided by operating activities in fiscal 2008 was $99.4 million. The cash provided by operating activities for fiscal 2008 was due primarily to non-cash charges which served to offset the net loss from operations and changes in working capital which include:

•	Depreciation and amortization expense;

•	Deferred tax benefits;

•	Stock-based compensation expense and the related income tax effects thereof;

•	Impairment of long-lived assets;

•	Fluctuations in accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued and deferred liabilities.

In fiscal 2007, cash from operating activities was $208.6 million, and was due to the Company’s net income, adjusted for non-cash charges mentioned above, and to the extent the increase in current liabilities exceeded the increase in current assets.

Investing Activities

Net cash used in investing activities was $86.2 million and $235.1 million for fiscal 2008 and 2007, respectively.

The Company’s investment in capital expenditures during fiscal 2008 was primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores ($60.4 million), costs associated with system upgrades and new software implementations ($23.8 million), costs associated with the Company’s headquarters’ expansion ($6.7 million), and other miscellaneous capital expenditures ($13.7 million) aggregating $104.6 million compared to capital expenditures aggregating $202.2 million in the prior year. The decrease in capital expenditures was primarily due to the Company’s decision to significantly lower and more effectively manage its capital expenditure spending in fiscal 2008 in response to deteriorating economic conditions.

The Company had net proceeds of $18.5 million from the sale of marketable securities in the current year. By contrast, in the prior period, the Company had net investments of $22.1 million in marketable securities.

On August 1, 2007, the Company consummated a transaction to sell a parcel of land south of Fort Myers, Florida for a sale price totaling approximately $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage, which is due August 1, 2009.

On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire Lucy, a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment. The transaction was completed during the third quarter of fiscal 2007 and the Company received approximately $15.1 million in cash proceeds. The Company held a receivable of approximately $2.2 million for the balance of the proceeds. This additional amount was received in early March 2009.

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

Financing Activities

Net cash used in financing activities was $0.5 million in fiscal 2008 compared to net cash provided by financing activities of $3.0 million in fiscal 2007 and net cash used in financing activities of $191.4 million in fiscal 2006.

During fiscal 2008, certain of the Company’s current and former employees exercised an aggregate of 33,800 stock options at prices between $0.5139 and $8.60. Also, during this period, the Company sold 16,340 and 29,451 shares of common stock during the March and September offering periods under its employee stock purchase plan at prices of $7.91 and $4.88, respectively. The proceeds from these issuances of stock, exclusive of the tax benefit realized by the Company, amounted to approximately $0.3 million.

In fiscal 2008, cash paid for deferred financing costs, related to the Company’s new credit facility with SunTrust, was $0.6 million.

In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During fiscal 2006, the Company repurchased 3,081,104 shares of its common stock in connection with this stock repurchase program, which represented the entire $100 million.

In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over a twelve month period ending in May 2007. During fiscal 2006, the Company repurchased 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million. In addition, in fiscal 2008, fiscal 2007 and fiscal 2006, the Company repurchased an additional 60,168, 54,282 and 7,090 shares, respectively, of restricted stock in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

New Store Openings and Infrastructure Investments

The Company expects its overall square footage in fiscal 2009 to remain flat, reflecting approximately 10 net closures of Chico’s stores, 4 net openings of WH|BM stores, 6 net openings of Soma stores and 13 relocations/expansions in fiscal 2009. The Company, however, continuously evaluates the appropriate new store growth rate in light of current economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

The Company believes that the liquidity needed for its planned new stores (including the continued investment associated with its Soma brand), its continuing store remodel/expansion program, the investments required for its headquarters and distribution center future expansions, its continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing cash and marketable securities balances, and, if necessary, the capacity included in its bank credit facility.

On August 1, 2007, the Company consummated a transaction to sell a parcel of land with a sales price totaling $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage.

The Company is working with SAP, a third party vendor, to implement an enterprise resource planning system (ERP) to assist in managing its retail stores. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. On February 4, 2007, the Company completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system as well as rolling out the new financial systems at the same time. The second major phase currently anticipates an initial roll out and utilization in mid fiscal 2009 and subsequently in early fiscal 2010. The third major phase contemplates ongoing enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company. The Company expects that the costs associated with the implementation of the ERP system will be funded from the Company’s existing cash and marketable securities balances.

Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facility, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if the Company were to increase the number of new stores planned to be opened in future periods.

Contractual Obligations

The following table summarizes the Company’s contractual obligations at January 31, 2009 (amounts in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Long-term debt	$—	$—	$—	$—	$—
Short-term borrowings	—	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating leases	800,415	128,332	234,500	185,576	252,007
Non-cancelable purchase commitments	213,882	213,882	—	—	—

Total	$1,014,297	$342,214	$234,500	$185,576	$252,007

As of January 31, 2009, the Company’s contractual obligations consisted of amounts outstanding under operating leases and non-cancelable purchase commitments. Amounts due under non-cancelable purchase commitments consists of amounts to be paid under agreements to purchase inventory that are legally binding and that specify all significant terms, including commercial letters of credit outstanding. Until formal resolutions are reached between the Company and the relevant taxing authorities, the Company is unable to estimate a final determination related to its uncertain tax positions and therefore is not including these amounts in the above table.

On November 24, 2008, Chico’s FAS, Inc. entered into a $55 million Senior Secured Revolving Credit Facility (the “Credit Facility”) with SunTrust Bank, as administrative agent (the “Agent”) and lender and SunTrust Robinson Humphrey, Inc. as lead arranger. The Credit Facility replaces the Company’s previous $45 million credit facility with Bank of America.

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

At January 31, 2009 and February 2, 2008, the Company did not have any relationship with unconsolidated entities or financial partnerships of the type which certain other companies have established for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Therefore, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

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

Inventory Valuation and Shrinkage

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates and inventory levels in conjunction with the Company’s overall growth rate. Excess quantities are identified through evaluation of inventory ageing, review of inventory turns and historical sales experiences, as well as specific identification based on fashion trends. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in current business trends. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company estimates its expected shrinkage of inventories between physical inventory counts by applying historical chain-wide average shrinkage experience rates. The historical rates are updated on a regular basis to reflect the most recent physical inventory shrinkage experience.

Revenue Recognition

Although the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. Retail sales by Company stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and Company issued coupons. Direct-to-consumer retail sales are recorded when shipments are made to customers and are net of estimated customer returns. Under the Company’s current program, gift certificate and gift card sales do not have expiration dates. The Company accounts for gift certificates and gift cards by recognizing a liability at the time a gift certificate or gift card is sold. The liability is relieved and revenue is recognized for gift certificates and gift cards upon redemption. In addition, the Company recognizes revenue on unredeemed gift certificates and gift cards when it can determine that the likelihood of the gift certificate or gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificates or gift cards to relevant jurisdictions (commonly referred to as gift card breakage). The Company recognizes gift card breakage under the redemptive recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on the Company’s historical gift card breakage rate. The Company determines the gift card breakage rate based on its historical redemption patterns. Once the breakage rate is determined, it is recognized over a 60-month period based on historical redemption patterns of gift certificates and gift cards.

The Company’s policy is to honor customer returns in most instances. Returns after 30 days of the original purchase, or returns without the original receipt, qualify for store credit only. The Company will, in certain circumstances, offer full customer refunds either after 30 days or without a receipt. The Company estimates its reserve for customer returns based on the average refund experience in relation to sales for the related period.

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

Operating Leases

The Company accounts for store rent expense in accordance with SFAS 13, “Accounting for Leases.” Accordingly, rent expense under store operating leases is recognized on a straight-line basis over the term of the leases. Landlord incentives, “rent-free” periods, rent escalation clauses and other rental expenses are also amortized on a straight-line basis over the terms of the leases, which includes the construction period and which is generally 60 — 90 days prior to the store opening date when the Company generally begins improvements in preparation of intended use. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic penalty associated with non-renewal.

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

Interpretations and guidance surrounding income tax laws and regulations adjust over time. The Company establishes reserves for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments can materially affect amounts recognized related to income tax uncertainties and may affect the Company’s results of operations or financial position. See Note 8 to the consolidated financial statements for further discussion regarding the impact of the Company’s adoption of FIN 48.

Accounting for Contingencies

From time to time, the Company is subject to various proceedings, lawsuits, disputes and claims (“actions”) arising from its normal business activities. Many of these actions raise complex, factual and legal issues and are subject to uncertainties. Accounting for contingencies arising from these actions requires management to use its best judgment when estimating an accrual, if any, related to such contingencies. Management may also consult with outside legal counsel to assist in the estimating process. However, the ultimate outcome of such actions could be different than management’s estimate, and adjustments may be required.

Stock-Based Compensation Expense

Effective January 29, 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized during fiscal 2008, fiscal 2007 and fiscal 2006 for share-based awards includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.

The calculation of share-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. The Company estimates expected volatility based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the Company’s actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what the Company has recorded in the current and prior periods. See Note 11 to the consolidated financial statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS 157 which delayed the effective date for these items to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 as it relates to non-financial assets and liabilities to have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. On February 3, 2008, the Company adopted SFAS 159 and elected not apply the fair value option provided under SFAS 159.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The hierarchy set forth in SFAS 162 is directed to the entity, rather than the independent auditors, as the entity is the one responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. This standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards, with the expectation that this standard will be effective for the Company’s 2009 fiscal year. The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

Inflation

The Company’s operations are influenced by general economic conditions. Historically, inflation has not had a material effect on the results of operations.

Quarterly Results and Seasonality

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

These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters, distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate direct-to-consumer sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma merchandise divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.

The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of January 31, 2009 has not significantly changed since February 2, 2008. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.

The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of January 31, 2009, the Company did not have any outstanding borrowings on its line of credit and, given its current liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.

The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio currently consists of cash equivalents and marketable securities, including variable rate demand notes, which are highly liquid, variable rate municipal debt securities and municipal bonds. Although the variable rate municipal debt securities have long-term nominal maturity dates ranging from 2012 to 2043, the interest rates are reset either daily, every 7 days or every 28 days. Despite the long-term nature of the underlying securities of the variable rate demand notes, the Company has the ability to quickly liquidate these securities based on various put features supplemented by standby purchase agreements or by the ability to draw down against irrevocable letters of credit issued by various financial institutions thereby creating a short-term instrument. The municipal bond portion of the portfolio have average maturity dates approximating 100 days. Accordingly, the Company’s investments are classified as available-for-sale securities. As of January 31, 2009, an increase of 100 basis points in interest rates would reduce the fair value of the Company’s marketable securities portfolio by approximately $0.7 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities portfolio by approximately $0.9 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Chico’s FAS, Inc.

We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at January 31, 2009 and February 2, 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
Certified Public Accountants

Tampa, Florida
March 26, 2009

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31,	February 2,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$26,549	$13,801
Marketable securities, at market	242,153	260,469
Receivables	33,993	11,924
Income tax receivable	11,706	23,973
Inventories	132,413	144,261
Prepaid expenses	21,702	18,999
Deferred taxes	17,859	13,306

Total current assets	486,375	486,733
Property and Equipment:
Land and land improvements	18,627	17,867
Building and building improvements	74,998	62,877
Equipment, furniture and fixtures	376,218	347,937
Leasehold improvements	418,691	396,650

Total property and equipment	888,534	825,331
Less accumulated depreciation and amortization	(327,989)	(257,378)

Property and equipment, net	560,545	567,953
Goodwill	96,774	96,774
Other Intangible Assets	38,930	38,930
Deferred Taxes	38,458	22,503
Other Assets, Net	5,101	37,233

	$1,226,183	$1,250,126

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$56,542	$79,030
Accrued liabilities	88,446	100,726
Current portion of deferred liabilities	1,748	1,437

Total current liabilities	146,736	181,193
Noncurrent Liabilities:
Deferred liabilities	177,251	156,417

Total noncurrent liabilities	177,251	156,417
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.01 par value; 400,000 shares authorized and 177,130 and 176,245 shares issued and outstanding, respectively	1,771	1,762
Additional paid-in capital	258,312	249,639
Retained earnings	641,978	661,115
Other accumulated comprehensive income	135	—

Total stockholders’ equity	902,196	912,516

	$1,226,183	$1,250,126

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Net sales by Chico’s/Soma stores	$1,074,939	$1,223,217	$1,210,474
Net sales by WH|BM stores	436,875	418,901	367,063
Net sales by direct-to-consumer	70,591	72,093	52,959
Other net sales	—	115	10,431

Net sales	1,582,405	1,714,326	1,640,927
Cost of goods sold	762,913	745,265	673,742

Gross margin	819,492	969,061	967,185
Selling, general and administrative expenses:
Store operating expenses	645,352	633,288	525,529
Marketing	80,326	95,717	75,121
Shared services	109,744	118,598	102,835
Impairment and restructuring charges	23,664	—	—

Total selling, general, and administrative expenses	859,086	847,603	703,485

Income (loss) from operations	(39,594)	121,458	263,700
Gain on sale of investment	—	6,833	—
Interest income, net	7,757	10,869	10,626

Income (loss) before income taxes	(31,837)	139,160	274,326
Income tax provision (benefit)	(12,700)	48,012	99,635

Income (loss) from continuing operations	(19,137)	91,148	174,691
Loss on discontinued operations, net of tax	—	2,273	8,055

Net income (loss)	$(19,137)	$88,875	$166,636

Per share data:
Income (loss) from continuing operations per common share-basic	$(0.11)	$0.52	$0.99
Loss on discontinued operations per common share-basic	—	(0.01)	(0.05)

Net income (loss) per common share-basic	$(0.11)	$0.51	$0.94

Income (loss) from continuing operations per common & common equivalent share-diluted	$(0.11)	$0.51	$0.98
Loss on discontinued operations per common & common equivalent share-diluted	—	(0.01)	(0.05)

Net income (loss) per common & common equivalent share — diluted	$(0.11)	$0.50	$0.93

Weighted average common shares outstanding — basic	175,861	175,574	177,273

Weighted average common & common equivalent shares outstanding — diluted	175,861	176,355	178,452

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

						Accumulated
	Common Stock		Additional			Other
		Par	Paid-in	Unearned	Retained	Comprehensive
	Shares	Value	Capital	Compensation	Earnings	(Loss) Income	Total

BALANCE, January 28, 2006	181,726	$1,817	$202,878	$(3,710)	$605,537	$(95)	$806,427
Net income	—	—	—	—	166,636	—	166,636
Unrealized gain on marketable securities, net	—	—	—	—	—	95	95

Comprehensive income							166,731
Issuance of common stock	703	7	6,395	—	—	—	6,402
Repurchase of common stock	(6,680)	(67)	(148)	—	(199,933)	—	(200,148)
Stock-based compensation	—	—	21,241	—	—	—	21,241
Reversal of unearned compensation upon adoption of SFAS 123R	—	—	(3,710)	3,710	—	—	—
Tax benefit of stock options exercised	—	—	3,278	—	—	—	3,278

BALANCE, February 3, 2007	175,749	1,757	229,934	—	572,240	—	803,931
Net income and comprehensive income	—	—	—	—	88,875	—	88,875
Issuance of common stock	550	5	3,528	—	—	—	3,533
Repurchase of common stock	(54)	—	(694)	—	—	—	(694)
Stock-based compensation	—	—	17,080	—	—	—	17,080
Adjustment to excess tax benefit from stock-based compensation	—	—	(209)	—	—	—	(209)

BALANCE, February 2, 2008	176,245	1,762	249,639	—	661,115	—	912,516
Net loss	—	—	—	—	(19,137)	—	(19,137)
Unrealized gain on marketable securities, net	—	—	—	—	—	135	135

Comprehensive loss							(19,002)
Issuance of common stock	945	9	297	—	—	—	306
Repurchase of common stock	(60)	—	(311)	—		—	(311)
Stock-based compensation	—	—	12,590	—	—	—	12,590
Adjustment to excess tax benefit from stock-based compensation	—	—	(3,903)	—	—	—	(3,903)

BALANCE, January 31, 2009	177,130	$1,771	$258,312	$—	$641,978	$135	$902,196

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,137)	$88,875	$166,636

Adjustments to reconcile net (loss) income to net cash provided by operating activities —
Depreciation and amortization, cost of goods sold	8,782	10,386	7,564
Depreciation and amortization, other	88,790	81,593	61,840
Deferred tax benefit	(20,507)	(6,635)	(22,324)
Stock-based compensation expense, cost of goods sold	2,769	4,909	6,004
Stock-based compensation expense, other	9,821	12,171	15,237
Excess tax benefit from stock-based compensation	(100)	(209)	(2,365)
Deferred rent expense, net	6,060	9,508	6,867
Goodwill impairment	−	−	6,752
Gain on sale of investment	−	(6,833)	−
Impairment of long-lived assets	13,691	−	−
Loss (gain) on disposal of property and equipment	761	(908)	826
Decrease (increase) in assets —
Receivables, net	3,766	(18,770)	(4,517)
Income tax receivable	12,267	−	−
Inventories	11,847	(32,388)	(14,696)
Prepaid expenses and other	4,224	(3,958)	(3,676)
(Decrease) increase in liabilities —
Accounts payable	(22,488)	24,119	7,532
Accrued and other deferred liabilities	(1,100)	46,787	57,314

Total adjustments	118,583	119,772	122,358

Net cash provided by operating activities	99,446	208,647	288,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(569,358)	(1,212,894)	(162,690)
Proceeds from sale of marketable securities	587,809	1,190,761	325,894
Purchase of Fitigues assets	−	−	(7,527)
Purchase of Minnesota franchise rights and stores	−	(32,896)	−
Acquisition of other franchise stores	−	(6,361)	(811)
Proceeds from sale of land	−	13,426	−
Proceeds from sale of investment	−	15,090	−
Purchases of property and equipment	(104,615)	(202,223)	(218,311)

Net cash used in investing activities	(86,164)	(235,097)	(63,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	306	3,533	6,402
Excess tax benefit from stock-based compensation	100	209	2,365
Cash paid for deferred financing costs	(629)	−	−
Repurchase of common stock	(311)	(694)	(200,148)

Net cash (used in) provided by financing activities	(534)	3,048	(191,381)

Net increase (decrease) in cash and cash equivalents	12,748	(23,402)	34,168
CASH AND CASH EQUIVALENTS, Beginning of period	13,801	37,203	3,035

CASH AND CASH EQUIVALENTS, End of period	$26,549	$13,801	$37,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$159	$461	$107
Cash paid for income taxes, net	$13,591	$74,563	$105,646
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receipt of note receivable for sale of land	−	$25,834	−
Receivable from sale of equity investment	−	$2,161	−

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(In thousands, except share and per share amounts and where otherwise indicated)

1.	Business Organization and Significant Accounting Policies:

Business Organization

The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (the Company). The Company operates as a specialty retailer of private branded casual-to-dressy clothing, intimates and related accessories. The Company currently sells its products through traditional retail stores, catalog, and via the Internet at www.chicos.com, www.whitehouseblackmarket.com, and www.soma.com. As of January 31, 2009, the Company’s retail store system consisted of 1,076 stores located throughout the United States, the U.S. Virgin Islands and Puerto Rico.

Fiscal Year

The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 31, 2009 (fiscal 2008), February 2, 2008 (fiscal 2007) and February 3, 2007 (fiscal 2006). Fiscal 2008 and 2007 contained 52 weeks while fiscal 2006 contained 53 weeks.

Franchise Operations

In early fiscal 2007, the Company completed the acquisition of all outstanding franchise rights which included 12 Minnesota stores and 1 Florida store. With these acquisitions completed, the Company now has no franchise stores remaining and does not intend to pursue, at this time, any franchises or to enter into any additional franchise territory development agreements for any of its brands in the territories in which it currently does business.

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

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions made by management primarily impact the following key financial areas:

Inventory Valuation and Shrinkage

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates and inventory levels in conjunction with the Company’s overall growth rate. Excess quantities are identified through evaluation of inventory ageing, review of inventory turns and historical sales experiences, as well as specific identification based on fashion trends. Further, exposure to inadequate realization of carrying value is

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified through analysis of gross margins and markdowns in combination with changes in current business trends. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company estimates its expected shrinkage of inventories between physical inventory counts by applying historical chain-wide average shrinkage experience rates. The historical rates are updated on a regular basis to reflect the most recent physical inventory shrinkage experience.

Sales Returns

The Company’s policy is to honor customer returns in most instances. Returns after 30 days of the original purchase, or returns without the original receipt, qualify for store credit only. The Company will, in certain circumstances, offer full customer refunds either after 30 days or without a receipt. The Company estimates its reserve for customer returns based on the average refund experience in relation to sales for the related period.

Self-Insurance

The Company is self-insured for certain losses relating to workers’ compensation, medical and general liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred based on historical experience. Although management believes it has the ability to adequately accrue for estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.

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

Marketable Securities

Marketable securities generally represent variable rate demand notes, which are highly liquid, variable rate municipal debt securities and municipal bonds. Although the variable rate municipal debt securities have long-term nominal maturity dates ranging from 2012 to 2043, the interest rates are reset either daily, every 7 days, or every 28 days. Despite the long-term nature of the underlying securities of the variable rate demand notes, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs, thereby creating a short-term instrument. The municipal bond portion of the portfolio have average maturity dates approximating 100 days.

Marketable securities are classified as available-for-sale and are carried at market value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.

Inventories

The Company uses the weighted average cost method to determine the cost of merchandise inventories. Purchasing, merchandising, distribution and product development costs are expensed as incurred, and are included in the accompanying consolidated statements of operations as a component of cost of goods sold.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Land Held for Sale

During the third quarter of fiscal 2006, the Company reclassified a parcel of land located south of Fort Myers, Florida with a book value of $38.1 million from a long-term asset to a current asset that was being held for sale. On August 1, 2007, the Company consummated a transaction to sell the land with a sales price totaling $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million and secured by a purchase money mortgage. The note, which accrues interest at a fixed rate of 6.0% annually with interest payable quarterly and the principal amount payable in a balloon payment on August 1, 2009, was included within other assets on the Company’s consolidated balance sheet in fiscal 2007. As the due date for the balloon payment is within one year of the Company’s most recently ended fiscal year, the Company has reclassified the $25.8 million note receivable from a long-term asset to a current asset within receivables on the Company’s consolidated balance sheet.

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

Landlord incentives, “rent-free” periods, rent escalation clauses and other rental expenses are amortized on a straight-line basis over the terms of the leases, which includes the construction period, and which is generally 60-90 days prior to the store opening date when the Company generally begins improvements in preparation of intended use.

Certain leases provide for contingent rents, in addition to a basic fixed rent, which are determined as a percentage of gross sales in excess of specified levels. The Company records a contingent rent liability in “Accrued liabilities” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Goodwill and Other Intangible Assets

The Company accounts for its goodwill and intangible assets in accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Goodwill and intangible

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS 142. In fiscal 2007, the Company completed the acquisition of all outstanding franchise rights and recorded goodwill and territorial franchise rights as an intangible asset. During fiscal 2003, in connection with the acquisition of The White House, Inc., the Company recorded goodwill and a trademark intangible asset.

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

During the third quarter of fiscal 2008, management considered the decline in the Company’s market capitalization since its annual review for impairment in fiscal 2007 as well as the decline in the business climate during fiscal 2008 and determined that an interim goodwill impairment test was appropriate. Accordingly, the Company performed an interim goodwill impairment test on the Company’s then-current projections of future operating results and concluded that its goodwill was not impaired as of November 1, 2008.

During the fourth quarter of fiscal 2008, the Company completed its annual test for goodwill impairment and again determined that its goodwill was not impaired. However, throughout the fourth quarter, there was continued deterioration in the financial and credit markets, which significantly impacted consumer confidence and caused the Company’s market capitalization to decrease even further. Given these circumstances, the Company performed another interim goodwill impairment test during the latter part of the fourth quarter of fiscal 2008.

To complete this interim goodwill impairment test, the Company determined the fair values of each of its reporting units based on a discounted cash flow model that incorporates assumptions including management’s best estimate of projected revenue and earnings growth to calculate future cash flows which are discounted using an estimate of the Company’s weighted average cost of capital. The Company then compared the calculated fair value of each of its reporting units to their respective book values as well as reconciled the fair value of its reporting units to its market capitalization and concluded that goodwill was not impaired as of January 31, 2009.

As of January 31, 2009, the total value of intangible assets of $38.9 million related to the acquired WH|BM trademark and the acquired territorial franchise rights. The value of the trademark intangible asset was determined using a discounted cash flow method, based on the estimated future benefit to be received from the trademark. The value of the acquired territorial franchise rights was determined using a discounted cash flow method, based on a relief from royalty concept. The Company is not amortizing its intangible assets, as each has an indefinite useful life. In the fourth quarter of fiscal 2008, the Company performed an analysis to compare the implied fair values of each of its intangible assets, using a discounted cash flow method, to each of their respective carrying values and concluded that the intangible assets were not impaired.

Accounting for the Impairment of Long-lived Assets

Long-lived assets are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. See Note 2 for a discussion of impairment charges for long-lived assets recorded in fiscal 2008.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gain on Sale of Investment

On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which the Company held a cost method investment totaling $10.4 million. Consummating the sale was completed during the third quarter of fiscal 2007 and the Company recorded a pre-tax gain of approximately $6.8 million, which is reflected as non-operating income during fiscal 2007 in the accompanying statement of operations.

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

Effective February 3, 2008, the Company adopted SFAS 157, except as it applies to FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 allows entities to defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. as least annually).

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

The Company measures certain financial assets at fair value on a recurring basis, including its marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically its money market accounts, and assets held in the Company’s deferred compensation plan. The Company’s money market funds are valued based on quoted market prices in active markets. The types of instruments valued based on other

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

observable inputs include variable rate demand notes and municipal bonds. The Company’s investments in its non-qualified Deferred Compensation Plan (the “Plan”) are valued using quoted market prices multiplied by the number of units held in the Plan and are included in other assets on the Company’s consolidated balance sheets. In accordance with SFAS 157, the Company categorized these financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

	As of January 31, 2009
	Total	Level 1	Level 2	Level 3

Current Assets
Cash Equivalents
Money market accounts	$25,103	$25,103	$—	$—
Marketable Securities
Variable rate demand notes	$186,805	—	186,805	—
Municipal bonds	$55,348	—	55,348	—
Non Current Assets
Plan Assets
Deferred compensation plan assets	$4,023	$4,023	—	—

Total	$271,279	$29,126	$242,153	$—

Revenue Recognition

Retail sales by Company stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and Company issued coupons. Direct-to-consumer retail sales are recorded when shipments are made to customers and are net of estimated customer returns. Under the Company’s current program, gift certificate and gift card sales do not have expiration dates. The Company accounts for gift certificates and gift cards by recognizing a liability at the time a gift certificate or gift card is sold. The liability is relieved and revenue is recognized for gift certificates and gift cards upon redemption. In addition, the Company recognizes revenue on unredeemed gift certificates and gift cards when it can determine that the likelihood of the gift certificate or gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift certificates or gift cards to relevant jurisdictions (commonly referred to as gift card breakage). The Company recognizes gift card breakage under the redemptive recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on the Company’s historical gift card breakage rate. The Company determines the gift card breakage rate based on its historical redemption patterns. Once the breakage rate is determined, it is recognized over a 60-month period based on historical redemption patterns of gift certificates and gift cards.

Vendor Allowances

From time to time, the Company receives allowances and/or credits from certain of its vendors. The aggregate amount of such allowances and credits is immaterial to the Company’s results of operations.

Shipping and Handling Costs

Shipping and handling costs to transport goods between stores or directly to customers, net of amounts paid to the Company by customers, amounted to $11.0 million, $9.5 million, and $8.3 million in fiscal 2008, 2007 and 2006, respectively, do not represent a significant portion of the Company’s operations and are included in store operating expenses in the accompanying consolidated statements of operations. Amounts paid by customers to cover shipping and handling costs are considered insignificant.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Store Pre-opening Costs

Operating costs (including store set-up, rent and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included in store operating expenses in the accompanying consolidated statements of operations.

Advertising Costs

Costs associated with advertising are charged to expense as incurred except for catalogs, which are amortized over the life of the catalog (typically less than six weeks). For fiscal 2008, 2007 and 2006, advertising costs were approximately $67.5 million, $82.7 million, and $66.5 million, respectively, and are reflected as marketing expenses in the accompanying consolidated statements of operations.

Stock-Based Compensation

Effective January 29, 2006, the Company adopted the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards, including stock options and restricted stock, consists of: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In addition, upon adoption, the Company calculated its pool of income tax benefits that were previously recorded in additional paid-in capital and are available to absorb future income tax benefit deficiencies that can result from the exercise of stock options or vesting of restricted stock awards. The Company has elected to calculate this pool under the alternative transition method provided for in FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” See Note 11 for a further discussion on stock-based compensation.

Net Income per Common and Common Equivalent Share

SFAS No. 128, “Earnings per Share” (“SFAS 128”), requires companies with complex capital structures that have publicly held common stock or common stock equivalents to present both basic and diluted earnings per share (EPS) on the face of the statement of operations. As provided by SFAS 128, basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding. Restricted stock grants to employees and directors are not included in the computation of basic EPS until the securities vest. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and unvested restricted stock.

The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of operations:

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

Weighted average common shares outstanding — basic	175,861,224	175,574,116	177,273,138
Dilutive effect of stock options and unvested restricted stock outstanding	—	780,991	1,178,745

Weighted average common and common equivalent shares outstanding — diluted	175,861,224	176,355,107	178,451,883

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In fiscal 2008, 2007 and 2006, 6,697,722, 4,299,725 and 851,945 potential shares of common stock, respectively were excluded from the diluted per share calculation relating to stock option and restricted stock awards, because the effect of including these potential shares was antidilutive.

Newly Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities as well as for any assets and liabilities that are carried at fair value on a recurring basis in financial statements as of the beginning of the entity’s first fiscal year that begins after November 15, 2007. In November 2007, the FASB issued a one-year deferral for non-financial assets and liabilities to comply with SFAS 157 which delayed the effective date for these items to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS 157 as it relates to non-financial assets and liabilities to have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. On February 3, 2008, the Company adopted SFAS 159 and elected not apply the fair value option provided under SFAS 159.

In April 2008, the FASB issued FASB Staff Position No. FSP 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company does not expect that the adoption of FSP 142-3 will have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. The hierarchy set forth in SFAS 162 is directed to the entity, rather than the independent auditors, as the entity is the one responsible for selecting accounting principles for financial statements that are presented in conformity with generally accepted accounting principles. The standard is effective 60 days following SEC approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards, with the expectation that the standard will be effective for the Company’s 2009 fiscal year. The Company does not expect SFAS 162 to have a material impact on its consolidated financial statements.

2.	Impairment and Restructuring Charges:

During the fourth quarter of fiscal 2008, the Company incurred certain expense items that materially affected earnings results for the fourth quarter and for fiscal year 2008. These charges were composed of write-offs of fixed assets for certain underperforming stores, and severance and workforce reductions, which are included in selling,

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general and administrative expenses under impairment and restructuring charges in the accompanying statement of operations. A summary of the charges are presented in the table below (amounts in thousands):

Fiscal
2008

Impairment of long-lived assets related to Company stores	$13,691
Severance and workforce reduction charges	9,973

Total pre-tax impairment and restructuring charges	$23,664

Asset Impairments:  It is the Company’s practice to review long-lived assets periodically for impairment if events or changes in circumstances, such as worsening macro-economic conditions in fiscal 2008, indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. In accordance with Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company conducted an internal review of its long-lived assets at the store level and determined that the carrying value of certain assets exceeded their future undiscounted cash flows. The Company then determined the fair value of the identified long-lived assets by discounting their future cash flows using a rate approximating the Company’s cost of capital, which resulted in an impairment charge of $13.7 million.

Severance and Workforce Reductions:  During the fourth quarter of fiscal 2008, in an effort to reduce costs and enhance efficiencies, the Company announced a workforce reduction that included the elimination of approximately 180 positions, or approximately 11% of the headquarters employee base. In addition, the Company incurred charges related to the separation agreement with its former Chief Executive Officer. These charges were accounted for in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In connection with these actions, the Company recorded approximately $10.0 million of personnel separation costs. The Company will begin making payments in early 2009. The following table summarizes the severance and workforce reduction charges incurred in fiscal 2008 as well as amounts remaining to be paid (amounts in thousands):

	Fiscal 2008
	Beginning		Non-Cash	Ending
	Balance	Charges	Expense	Balance

Severance and workforce reduction charges	$—	$9,973	$(1,275)	$8,698

3.	Acquisitions of Chico’s Franchised Stores:

On February 4, 2007, the Company completed its asset purchase of Intraco, Inc. (“Intraco”) pursuant to which the Company acquired the franchise rights for the state of Minnesota and purchased a substantial portion of the assets of Intraco. Intraco, which held territorial franchise rights to the entire state of Minnesota for the Chico’s brand, operated 12 Chico’s brand store locations in Minnesota at that time. The acquisition included all of the existing retail store locations together with the reacquisition of the territorial franchise rights to the state of Minnesota. The total purchase price for the acquisition of the 12 stores was approximately $32.9 million. The Company’s allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to goodwill was as follows: $0.9 million to current assets, $1.4 million to fixed assets, $4.9 million to intangible assets, which represents the fair value of re-acquired territory rights, $27.7 million to goodwill, net of $2.0 million to current liabilities. The Company’s consolidated statements of operations include the results of operations for these twelve stores from and after February 4, 2007, the date of acquisition of such stores.

In addition, on March 4, 2007, the Company completed its asset purchase of a franchise store from its last franchisee in Florida. The Company’s consolidated statements of operations include the results of operations for

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this particular store from and after March 4, 2007, the date of acquisition of such store. With this acquisition completed, the Company now has no franchise stores remaining and does not intend to pursue, at this time, any franchises or to enter into any additional franchise territory development agreements for any of its brands.

4.	Discontinued Operations:

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

In accordance with SFAS 144, the Company has segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of operations for all periods presented as shown in the following table:

	Fiscal Year Ended
	February 2,	February 3,
	2008	2007

Net sales	$1,688	$5,555

Loss from operations	3,470	12,647
Income tax benefit	1,197	4,592

Net loss on discontinued operations	$2,273	$8,055

5.	Marketable Securities:

The following tables summarize the Company’s investments in marketable securities at January 31, 2009 and February 2, 2008:

January 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Total marketable securities	$242,018	$135	$—	$242,153

February 2, 2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Total marketable securities	$260,469	$—	$—	$260,469

There were no marketable securities in an unrealized loss position at January 31, 2009 or February 2, 2008.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Receivables:

Receivables consisted of the following:

	January 31,	February 2,
	2009	2008

Tenant improvement advances	$1,254	$6,497
Note receivable	25,834	—
Other	6,905	5,427

Total receivables	$33,993	$11,924

7.	Accrued Liabilities:

Accrued liabilities consisted of the following:

	January 31,	February 2,
	2009	2008

Allowance for estimated customer returns, gift cards and store credits outstanding	$36,411	$41,809
Accrued payroll and benefits, bonuses and severance costs	34,505	23,607
Accrued sales taxes	5,225	3,967
Allowance for construction in progress	1,908	8,407
Accrued marketing costs	1,467	9,104
Other	8,930	13,832

Total accrued liabilities	$88,446	$100,726

8.	Income Taxes:

The Company’s income tax provision (benefit) consisted of the following:

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

Current:
Federal	$4,562	$49,854	$105,172
State	5,924	7,648	14,199
Deferred:
Federal	(18,992)	(8,218)	(19,119)
State	(4,194)	(1,272)	(617)

Total income tax provision (benefit)	$(12,700)	$48,012	$99,635

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

Federal income tax rate	(35.0)%	35.0%	35.0%
State income tax, net of federal tax benefit	5.6	2.9	2.8
Municipal interest income	(6.4)	(2.2)	(1.2)
Enhanced charitable contribution	(6.8)	(2.5)	(1.0)
Decrease in deferred compensation plan assets	4.2	—	—
Other items, net	(1.5)	1.3	0.7

Total	(39.9)%	34.5%	36.3%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 31, 2009 and February 2, 2008:

	January 31,	February 2,
	2009	2008

Current deferred tax assets:
Accrued liabilities and allowances	$12,152	$9,060
Inventories	2,804	1,380
Other, net	2,903	2,866

	$17,859	$13,306

Noncurrent deferred tax assets:
Property related, net	$16,647	$6,935
Accrued liabilities and allowances	4,658	2,527
Accrued straight-line rent	15,239	13,019
SFAS 123R compensation	13,003	12,878
Other, net	4,632	1,551

	$54,179	$36,910

Noncurrent deferred tax liabilities:
Other intangible assets	(15,721)	(14,407)

	$(15,721)	$(14,407)

Deferred tax assets at January 31, 2009 and February 2, 2008 totaled $72.0 million and $50.2 million, respectively. Deferred tax liabilities at January 31, 2009 and February 2, 2008 totaled $15.7 million and $14.4 million, respectively.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective February 4, 2007, the Company adopted the provisions of FIN 48, which did not result in any adjustment to retained earnings of the Company. A reconciliation of the Company’s beginning and ending amounts of unrecognized tax benefit for each of fiscal 2007 and fiscal 2008 is as follows:

Balance at February 4, 2007	$7,971
Additions for tax positions of prior year	329
Reductions for tax positions of prior year	(549)
Additions for tax positions of current year	981
Reductions for tax positions of current year	—
Settlements with tax authorities	(1,873)
Reductions due to lapse of applicable statutes of limitation	(492)

Balance at February 2, 2008	$6,367

Additions for tax positions of prior year	5,675
Reductions for tax positions of prior year	(642)
Additions for tax positions of current year	—
Reductions for tax positions of current year	(200)
Settlements with tax authorities	(285)
Reductions due to lapse of applicable statutes of limitation	(348)

Balance at January 31, 2009	$10,567

Included in the January 31, 2009 and February 2, 2008 balances are $6.9 million and $4.1 million, respectively, of unrecognized tax benefits that, if recognized, would favorably impact the Company’s effective tax rate in future periods.

The Company’s continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in income tax expense. During the fiscal years ended January 31, 2009 and February 2, 2008, the Company accrued $2.2 million and $0.6 million, respectively, for interest and penalties. The Company had approximately $3.5 million and $1.4 million for the payment of interest and penalties accrued at January 31, 2009 and February 2, 2008, respectively. The amounts included in the reconciliation of unrecognized tax benefits do not include accruals for interest and penalties.

The Company began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”), beginning in fiscal 2006. Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment when the federal return is filed. As such, the Company’s federal return has been examined through the fiscal 2007 year.

With few exceptions, the Company is no longer subject to state and local examinations for years before fiscal 2005. Various state examinations are currently underway for fiscal periods spanning from 1999 through 2005; however, the Company does not expect any significant change to its unrecognized tax benefits within the next year.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Deferred Liabilities:

Deferred liabilities consisted of the following:

	January 31,	February 2,
	2009	2008

Deferred rent	$39,276	$33,215
Deferred lease credits and other	139,723	124,639

Total deferred liabilities	178,999	157,854
Less current portion	(1,748)	(1,437)

Total deferred liabilities	$177,251	$156,417

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

10.	Commitments and Contingencies:

Leases

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

Minimum future rental payments under noncancellable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of January 31, 2009, are approximately as follows:

FISCAL YEAR ENDING:
January 30, 2010	$128,332
January 29, 2011	121,909
January 28, 2012	112,591
February 3, 2013	99,742
February 2, 2014	85,834
Thereafter	252,007

Total minimum lease payments	$800,415

A majority of the Company’s new store operating leases contain cancellation clauses that allow the leases to be terminated at the Company’s discretion, if certain minimum sales levels are not met within the first few years of the lease term. The Company has not historically exercised many or met these cancellation clauses and, therefore, has included commitments for the full lease terms of such leases in the above table. For fiscal 2008, 2007 and 2006, total rent expense under the Company’s operating leases was approximately $154.8 million, $140.4 million, and $113.3 million, respectively, including common area maintenance charges of approximately $23.6 million, $19.0 million, and $15.0 million, respectively, other rental charges of approximately $21.4 million, $18.8 million, and $14.0 million, respectively, and contingent rental expense of approximately $5.1 million, $8.2 million, and $10.5 million, respectively, based on sales.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Facility

On November 24, 2008, Chico’s FAS, Inc. entered into a $55 million Senior Secured Revolving Credit Facility (the “Credit Facility”) with SunTrust Bank, as administrative agent (the “Agent”) and lender and SunTrust Robinson Humphrey, Inc. as lead arranger. The Credit Facility replaces the Company’s previous $45 million credit facility with Bank of America.

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

The amount that is available to be borrowed from time to time under the Credit Facility is limited based upon a percentage of eligible receivables and a separate percentage of eligible inventory and, until certain conditions are satisfied, may be further limited based upon an overall availability block. The Credit Facility also contains various covenants including a fixed charge coverage ratio (as defined in the Credit Facility).

The obligations under the Credit Facility are secured by (i) all credit card accounts and receivables for goods sold or services rendered and (ii) all inventory of any kind wherever located of Chico’s FAS, Inc. and its subsidiaries.

The Credit Facility contains customary terms and conditions for credit facilities of this type, including certain restrictions on the Company’s ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, repurchase stock or make distributions on junior capital, consolidate or merge with other entities, or suffer a change in control.

The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated.

At January 31, 2009, no borrowings are outstanding under the Credit Facility other than approximately $1.1 million in commercial letters of credit outstanding, which arose in the normal course of business

Other

At January 31, 2009 and February 2, 2008, the Company had approximately $213.8 million and $211.8 million, respectively, due under non-cancelable purchase commitments consisting of amounts to be paid under agreements to purchase inventory that are legally binding and that specify all significant terms.

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

11.	Stock Compensation Plans and Capital Stock Transactions:

General

At January 31, 2009, the Company had stock-based compensation plans described below. The total compensation expense related to stock-based awards granted under these plans during fiscal 2008, 2007 and 2006, in accordance with SFAS 123R, was $12.6 million, $17.1 million and $21.2 million, respectively. Effective January 29, 2006 and subsequent thereto, the Company recognizes stock-based compensation costs net of a forfeiture rate for only those shares expected to vest and on a straight-line basis over the requisite service period of the award. The Company estimated the forfeiture rate for fiscal years 2008, 2007 and fiscal 2006 based on its historical experience during the preceding four fiscal years.

In addition to stock options, the Company has historically issued restricted stock awards under its stock-based compensation plans, pursuant to restricted stock agreements. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. The Company holds the certificates for such shares in safekeeping during the vesting period, and the grantee cannot transfer the shares before the respective shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. Substantially all outstanding restricted stock vests pro-rata over a period of three years from the date of grant, except for the restricted stock awarded to independent directors in fiscal 2008 which vests one year from the date of grant. The Company expenses the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of the Company’s common stock on the grant date.

Stock Option Plans

1993 Stock Option Plan

During fiscal year 1993, the Board approved a stock option plan, as amended in fiscal 1999 (the 1993 Plan) for eligible employees of the Company. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of grant or, in the case of an employee owning more than 10 percent of the outstanding stock of the Company and to the extent incentive stock options, as opposed to nonqualified stock options, are issued, the price is not less than 110 percent of such fair market value. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by an employee in any calendar year may not exceed $100,000 per IRS regulations. Options granted under the terms of the 1993 Plan generally vest evenly over three years and have a 10-year term. As of January 31, 2009, approximately 402,000 nonqualified options remain outstanding under the 1993 Plan.

Independent Directors’ Plan

In October 1998, the Board approved a stock option plan (the Independent Directors’ Plan) for eligible independent directors of the Company. Options granted under the terms of the Independent Directors’ Plan vest after six months and have a 10-year term. From the date of the adoption of the Independent Directors’ Plan and until the 2002 Omnibus Stock and Incentive Plan was adopted, 507,500 options were granted under the Independent Directors’ Plan. As of January 31, 2009, approximately 120,000 options under the Independent Directors’ Plan remain outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Omnibus Stock and Incentive Plan

In April 2002, the Board approved the Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, which initially reserved 9,710,280 shares of common stock for future issuance. In fiscal 2008, the Company’s shareholders approved the Amended and Restated Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan (the Omnibus Plan), effective as of June 26, 2008. In particular, the amendments included: (i) increasing the total number of shares of Common Stock of the Company with respect to which awards may be granted under the plan by an additional 10,000,000 shares, (ii) expanding the permissible types of awards to include stock-based and cash-based Stock Appreciation Rights (SARs) and Performance Awards, and (iii) eliminating the automatic grants of stock options for both new and continuing non-employee directors. The Company’s executive officers and directors are eligible to receive awards under the Omnibus Plan, including stock options, restricted stock, restricted stock units, SARs and Performance Awards, in accordance with the terms and conditions of the Omnibus Plan. No new grants can be made under the Company’s existing 1993 Plan or Independent Directors’ Plan, and such existing plans remain in effect only for purposes of administering options that are outstanding.

Under the Omnibus Plan, the per share exercise price of each stock option cannot be less than the fair market value of the stock on the date of grant or, in the case of an employee owning more than 10 percent of the outstanding stock of the Company and to the extent incentive stock options, as opposed to nonqualified stock options, are issued, the price cannot be less than 110 percent of such fair market value. Options granted under the terms of the Omnibus Plan generally vest evenly over three years and have a 10-year term. In accordance with the terms of the Omnibus Plan, shares of common stock that are represented by options granted under the Company’s previously existing plans which are forfeited, expire or are cancelled without delivery of shares of common stock are added to the amounts reserved for issuance under the Omnibus Plan. As of January 31, 2009, approximately 7,240,000 nonqualified stock options are outstanding under the Omnibus Plan.

Employee Stock Purchase Plan

The Company sponsors an employee stock purchase plan (the “ESPP”) under which substantially all full-time employees are given the right to purchase up to 400 shares of the Company’s common stock during each of the two specified offering periods each fiscal year, for a total of up to 800 shares in any given fiscal year, at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2008, 2007 and 2006, approximately 46,000, 53,000, and 92,000 shares, respectively, were purchased under the ESPP. In accordance with the provisions of SFAS 123R, the Company recognizes compensation expense based on the 15% discount at purchase. For fiscal 2008, 2007 and 2006, ESPP compensation expense was less than $0.1 million, $0.2 million, and $0.3 million, respectively.

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average assumptions relating to the valuation of the Company’s stock options for fiscal 2008, 2007 and 2006 were as follows:

	Fiscal 2008	Fiscal 2007	Fiscal 2006

Weighted average fair value of grants	$1.69	$7.46	$15.12
Expected volatility	54%	43%	46%
Expected term (years)	4.5 years	4.5 years	4.5 years
Risk-free interest rate	2.0%	4.2%	4.6%
Expected dividend yield	N/A	N/A	N/A

Aggregate Stock Option Activity

As of January 31, 2009, 7,763,161 nonqualified options are outstanding at a weighted average exercise price of $14.10 per share, and 8,239,432 shares remain available for future grants of either stock options, restricted stock, restricted stock units, SARs, or performance awards. Of the options outstanding, 4,502,765 options are exercisable as of January 31, 2009.

Stock option activity for fiscal 2008 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)

Outstanding, beginning of period	5,488,489	$19.94
Granted	3,123,550	3.79
Exercised	(33,800)	0.99
Canceled or expired	(815,078)	14.49

Outstanding, end of period	7,763,161	14.10	6.38 years	$2,671

Vested and expected to vest at January 31, 2009	7,090,072	14.75	6.09 years	$2,175
Exercisable at January 31, 2009	4,502,765	19.80	4.15 years	$62

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess if any, of the Company’s closing stock price on the last trading day of fiscal 2008 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2009. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during fiscal 2008 (based on the difference between the Company’s stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $0.3 million.

As of January 31, 2009, there was $6.6 million of total unrecognized compensation expense related to unvested stock options granted under the Company’s share-based compensation plans. That expense is expected to be recognized over a weighted average period of 2.0 years.

Cash received from option exercises and purchases under the ESPP for fiscal 2008 was an aggregate of $0.3 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $0.1 million for fiscal 2008.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock awards as of January 31, 2009 and changes during fiscal 2008 were as follows:

	Fiscal 2008
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested, beginning of period	504,671	$21.21
Granted	1,048,928	3.87
Vested	(258,433)	23.00
Canceled	(183,162)	9.81

Nonvested, end of period	1,112,004	$6.31

Total fair value of shares of restricted stock that vested during fiscal 2008 was $1.0 million. As of January 31, 2009, there was $5.0 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.0 years.

For fiscal 2008, 2007 and 2006, stock-based compensation expense was allocated as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

Cost of goods sold	$2,769	$4,909	$6,004
Selling, general and administrative expenses	9,821	12,171	15,237

Stock-based compensation expense before income taxes	$12,590	$17,080	$21,241
Income tax benefit	4,755	5,836	7,604

Total stock-based compensation expense after income taxes	$7,835	$11,244	$13,637

Stock Repurchase Programs

In March 2006, the Company’s Board of Directors (the “Board”) approved the repurchase, over a twelve-month period ending in March 2007, of up to $100 million of the Company’s outstanding common stock. During fiscal 2006, the Company repurchased and retired 3,081,104 shares of its common stock in connection with this stock repurchase program, which represented the entire $100 million.

In May 2006, the Company announced that its Board had approved the repurchase of an additional $100 million of the Company’s common stock over the next following twelve months ending in May 2007. During fiscal 2006, the Company repurchased and retired an additional 3,591,352 shares of its common stock in connection with this stock repurchase program, which represented the entire additional $100 million.

During fiscal 2008, 2007 and 2006, the Company repurchased and retired 60,168, 54,282 and 7,090 shares, respectively, of restricted stock in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

12.	Retirement Plans:

The Company has a 401(k) defined contribution employee benefit plan (the Plan) covering substantially all employees. Employees’ rights to Company-contributed benefits vest fully upon completing five years of service, with incremental vesting starting in service year two. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. The Company has elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2008, 2007 and 2006, the Company’s costs under the Plan were approximately $2.3 million, $2.4 million, and $2.1 million, respectively.

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

13.	Quarterly Results of Operations (Unaudited):

					Net Income (Loss)
					Per
				Net Income (Loss)	Common and
			Net	Per	Common
	Net	Gross	Income	Common Share –	Equivalent Share –
	Sales	Margin	(Loss)	Basic	Diluted

Fiscal year ended January 31, 2009:
First quarter	$409,564	$228,802	$12,732	$0.07	$0.07
Second quarter	405,218	213,361	6,680	0.04	0.04
Third quarter	394,243	211,373	1,995	0.01	0.01
Fourth quarter	373,379	165,956	(40,544)	(0.23)	(0.23)
Fiscal year ended February 2, 2008:
First quarter	$453,088	$279,765	$47,158	$0.27	$0.27
Second quarter	436,029	251,729	38,683	0.22	0.22
Third quarter	415,913	242,464	23,570	0.13	0.13
Fourth quarter	409,297	195,104	(20,537)	(0.12)	(0.12)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its evaluation, management concluded that its internal control over financial reporting was effective as of January 31, 2009.

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

The effectiveness of the Company’s internal control over financial reporting as of January 31, 2009 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which appears below.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited Chico’s FAS Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chico’s FAS Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Chico’s FAS Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2008 consolidated financial statements of Chico’s FAS Inc. and subsidiaries and our report dated March 26, 2009 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP
Certified Public Accountants

Tampa, Florida
March 26, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and audit committee financial expert of the Company and Section 16(a) beneficial ownership reporting compliance in the Company’s 2009 Annual Meeting proxy statement is incorporated herein by reference. Information about executive officers of the Company is included in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in the Company’s 2009 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in the Company’s 2009 Annual Meeting proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information concerning the Company’s equity compensation plans as of the end of the fiscal year ended January 31, 2009:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
Plan category	and Rights	and Rights ($)	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	7,763,161	$14.10	8,239,432
Equity compensation plans not approved by security holders	—	—	—

Total	7,763,161	$14.10	8,239,432

(1)	Includes shares authorized for issuance under the Company’s 1993 Stock Option Plan, Independent Directors’ Plan, and Amended and Restated 2002 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in the Company’s 2009 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in the Company’s 2009 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1) The following financial statements are contained in Item 8:

(2) The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

3	.1*	Articles of Restatement of the Articles of Incorporation, effective as of June 21, 2005 (Filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on June 24, 2005)
3	.2*	Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K/A, as filed with the Commission on May 2, 2006)
3	.3*	Amendment to Amended and Restated By-laws of Chico’s FAS (Filed as Exhibit 3.3 to the Company’s Form 8-K, as filed with the Commission on December 20, 2007)
4	.1*	Articles of Restatement of the Articles of Incorporation, effective as of June 21, 2005 (Filed as Exhibit 3.1 to the Company’s Form 8-K as filed with the Commission on June 24, 2005)
4	.2*	Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K/A, as filed with the Commission on May 2, 2006)
4	.3*	Amendment to Amended and Restated By-laws of Chico’s FAS (Filed as Exhibit 4.3 to the Company’s Form 8-K, as filed with the Commission on December 20, 2007)
4	.4*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)
10	.1*	Employment Agreement between the Company and Scott A. Edmonds, effective as of September 3, 2003 (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10	.2*	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of June 22, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
10	.3*	Amendment No. 2 to Employment Agreement between the Company and Scott A. Edmonds, dated December 18, 2008 and effective as of January 1, 2005 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on December 19, 2008)
10	.4*	Separation letter agreement and release between Chico’s FAS, Inc. and Scott A. Edmonds, dated as of January 7, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on January 8, 2009)

10	.5*	Employment Agreement for Mori C. MacKenzie (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)
10	.6*	Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)
10	.7*	Amendment No. 2 to Employment Agreement between the Company and Mori C. MacKenzie, dated December 18, 2008 and effective as of January 1, 2005 (Filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the Commission on December 19, 2008)
10	.8*	Employment Agreement between the Company and Charles L. Nesbit, Jr., effective as of August 4, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q as filed with the Commission on May 26, 2005)
10	.9*	Amendment No. 1 to Employment Agreement between the Company and Charles L. Nesbit, Jr., dated December 18, 2008 and effective as of January 1, 2005 (Filed as Exhibit 10.2 to the Company’s Form
8-K, as filed with the Commission on December 19, 2008)
10	.10*	Employment letter agreement between the Company and Michele M. Cloutier, with employment commencing on September 12, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on September 13, 2006)
10	.11*	Employment letter agreement between the Company and Donna Noce Colaco, with employment commencing on August 6, 2007 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 4, 2007, as filed with the Commission on August 29, 2007)
10	.12*	Employment letter agreement between the Company and Kent A. Kleeberger, with employment commencing on November 1, 2007 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on October 23, 2007)
10	.13*	Employment letter agreement between the Company and David F. Dyer, dated as of January 7, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on January 8, 2009)
10	.14*	Amendment No. 1 to employment letter agreement between the Company and David F. Dyer, dated March 5, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 12, 2009)
10	.15*	Employment letter agreement between the Company and Jeffrey A. Jones, dated as of February 11, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 27, 2009)
10.16		Employment letter agreement between the Company and Cynthia S. Murray, dated as of January 29, 2009
10	.17*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10	.18*	First Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10	.19*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.20*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.21*	First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)
10	.22*	Amended and Restated 2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)
10	.23*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.24*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.25*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.26*	Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Commission on March 28, 2008)

10	.27*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.4 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.28		Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors
10	.29*	Chico’s FAS, Inc. Amended and Restated 2002 Employee Stock Purchase Plan (Filed as Exhibit 10.29 to the Company’s Form 10-K, as filed with the Commission on April 9, 2004)
10	.30*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.31*	First Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 5, 2006)
10	.32*	Second Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 13, 2007)
10	.33*	Chico’s FAS, Inc. Executive Severance Plan effective October 1, 2007 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on September 27, 2007)
10	.34*	Chico’s Amended and Restated Executive Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Commission on March 28, 2008)
10.35		Amendment No. 1 to Chico’s FAS, Inc. Executive Severance Plan
10	.36*	Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Commission on March 28, 2008)
10.37		Amendment No. 1 to Chico’s FAS, Inc. Vice President Severance Plan
10	.38*	Participation Agreement with Scott A. Edmonds (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 6, 2008)
10	.39*	Participation Agreement with Kent A. Kleeberger (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on March 6, 2008)
10	.40*	Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)
10	.41*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)
10	.42*	Indemnification Agreements with Betsy S. Atkins, John W. Burden, III, Verna K. Gibson, and Ross E. Roeder (Filed as Exhibits 10.1-10.3 and 10.8 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)
10	.43*	Indemnification Agreements with Charles L. Nesbit, Jr. and A. Alexander Rhodes (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on May 2, 2006)
10	.44*	Indemnification Agreements with John J. Mahoney and David F. Dyer (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)
10	.45*	Credit Agreement by and among SunTrust Bank, the Company and the subsidiaries of the Company dated as of November 24, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on December 1, 2008)
10	.46*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10	.47*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10	.48*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.49*	Chico’s FAS, Inc. 2005 Deferred Compensation Plan effective January 1, 2005 (amended and restated January 1, 2008) (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2008, as filed with the Commission on December 9, 2008)

10	.50*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.51*	Letter Agreement by and among Chico’s FAS, Inc. and Spotlight Capital Partners, L.P. and its affiliates, effective February 24, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on February 25, 2009)
21		Subsidiaries of the Registrant
23		Consent of Ernst & Young LLP
31.1		Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
31.2		Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chico’s Fas, Inc.

By:	/s/ David F. Dyer
David F. Dyer
President, Chief Executive Officer and Director

Date:  March 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Dyer David F. Dyer	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 27, 2009

/s/ Kent A. Kleeberger Kent A. Kleeberger	Executive Vice President — Finance, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 27, 2009

/s/ Ross E. Roeder Ross E. Roeder	Chairman of the Board	March 27, 2009

/s/ Betsy S. Atkins Betsy S. Atkins	Director	March 27, 2009

/s/ John W. Burden, III John W. Burden, III	Director	March 27, 2009

/s/ Verna K. Gibson Verna K. Gibson	Director	March 27, 2009

/s/ John J. Mahoney John J. Mahoney	Director	March 27, 2009

/s/ David F. Walker David F. Walker	Director	March 27, 2009

/s/ Andrea M. Weiss Andrea M. Weiss	Director	March 27, 2009