Form 10-Q
period 2009-05-02
CHICOS FAS INC
filed 2009-06-04
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
May 2, 2009	0-21258

Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
At May 29, 2009, there were 177,277,130 shares outstanding of Common Stock, $.01 par value per share.

Chico’s FAS, Inc. and Subsidiaries

Chico’s FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	May 2,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$95,394	$26,549
Marketable securities, at market	229,585	242,153
Receivables	31,387	33,993
Income tax receivable	1,055	11,706
Inventories	145,777	132,413
Prepaid expenses	24,250	21,702
Deferred taxes	16,807	17,859

Total Current Assets	544,255	486,375

Property and Equipment:
Land and land improvements	18,763	18,627
Building and building improvements	74,562	74,998
Equipment, furniture and fixtures	376,827	376,218
Leasehold improvements	417,427	418,691

Total Property and Equipment	887,579	888,534
Less accumulated depreciation and amortization	(347,764)	(327,989)

Property and Equipment, Net	539,815	560,545

Other Assets:
Goodwill	96,774	96,774
Other intangible assets	38,930	38,930
Deferred taxes	36,304	38,458
Other assets, net	4,757	5,101

Total Other Assets	176,765	179,263

	$1,260,835	$1,226,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69,114	$56,542
Accrued liabilities	102,160	88,446
Current portion of deferred liabilities	1,917	1,748

Total Current Liabilities	173,191	146,736

Noncurrent Liabilities:
Deferred liabilities	172,108	177,251

Stockholders’ Equity:
Common stock	1,773	1,771
Additional paid-in capital	257,247	258,312
Retained earnings	656,467	641,978
Other accumulated comprehensive income	49	135

Total Stockholders’ Equity	915,536	902,196

	$1,260,835	$1,226,183

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2, 2009		May 3, 2008
		%		%
	Amount	of Sales	Amount	of Sales
Net sales by Chico’s/Soma stores	$272,506	66.4	$285,694	69.8
Net sales by White House | Black Market stores	116,168	28.3	107,849	26.3
Net sales by direct-to-consumer	21,969	5.3	16,021	3.9

Net sales	410,643	100.0	409,564	100.0

Cost of goods sold	177,255	43.2	180,762	44.1

Gross margin	233,388	56.8	228,802	55.9

Selling, general and administrative expenses:
Store operating expenses	160,195	39.0	160,985	39.3
Marketing	17,834	4.3	22,843	5.6
Shared services	25,534	6.2	28,281	6.9
Impairment charges	8,058	2.0	—	—

Total selling, general and administrative expenses	211,621	51.5	212,109	51.8

Income from operations	21,767	5.3	16,693	4.1
Interest income, net	1,022	0.2	2,239	0.5

Income before income taxes	22,789	5.5	18,932	4.6
Income tax provision	8,300	2.0	6,200	1.5

Net income	$14,489	3.5	$12,732	3.1

Per share data:
Net income per common share–basic	$0.08		$0.07

Net income per common and common equivalent share–diluted	$0.08		$0.07

Weighted average common shares outstanding–basic	177,221		176,368

Weighted average common and common equivalent shares outstanding–diluted	177,692		176,551

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,489	$12,732

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization, cost of goods sold	1,645	2,700
Depreciation and amortization, other	22,986	23,517
Deferred tax expense (benefit)	3,206	(4,402)
Stock-based compensation expense, cost of goods sold	702	1,008
Stock-based compensation expense, other	1,427	2,129
Excess tax benefit from stock-based compensation	—	(100)
Impairment of long-lived assets	8,058	—
Deferred rent expense, net	632	2,417
Loss on disposal of property and equipment	750	9
Decrease (increase) in assets —
Receivables, net	2,606	(3,104)
Income tax receivable	10,651	23,973
Inventories	(13,364)	(16,999)
Prepaid expenses and other	(2,204)	(1,245)
Increase (decrease) in liabilities —
Accounts payable	12,572	(19,229)
Accrued and other deferred liabilities	4,848	13,001

Total adjustments	54,515	23,675

Net cash provided by operating activities	69,004	36,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Sales of marketable securities, net	12,482	26,717
Purchases of property and equipment	(12,709)	(40,063)

Net cash used in investing activities	(227)	(13,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	138	163
Excess tax benefit from stock-based compensation	—	100
Repurchase of common stock	(70)	(103)

Net cash provided by financing activities	68	160

Net increase in cash and cash equivalents	68,845	23,221
CASH AND CASH EQUIVALENTS, Beginning of period	26,549	13,801

CASH AND CASH EQUIVALENTS, End of period	$95,394	$37,022

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$131	$22
Cash paid for income taxes, net	$1,217	$460
See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 2, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009. The January 31, 2009 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 2, 2009 are not necessarily indicative of the results that may be expected for the entire year.
Note 2. Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for all interim and annual reporting periods ending after June 15, 2009. The Company does not expect that the adoption of FSP 157-4 will have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 is effective for all interim and annual reporting periods ending after June 15, 2009. The Company does not expect that the adoption of FSP FAS 107-1 and APB 28-1 will have a material impact on its consolidated financial statements.
     In April 2009, the FASB issued FSP FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect that the adoption of FSP FAS 115-2 and FAS 124-2 will have a material impact on its consolidated financial statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 2, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Impairment of Long-Lived Assets
     During the first quarter of fiscal 2009, the Company incurred non-cash impairment charges totaling approximately $8.1 million which are included in the Company’s consolidated statements of operations within selling, general and administrative expenses. The impairment was related to the write-off of development costs for software applications that reflect the Company’s recent decision to deploy alternative inventory planning and allocation software.
Note 4. Restructuring Charges
     During the fourth quarter of fiscal 2008, in an effort to reduce costs and enhance efficiencies, the Company announced a workforce reduction that included the elimination of approximately 180 positions, or approximately 11% of the headquarters employee base. In addition, the Company incurred charges related to the separation agreement with its former Chief Executive Officer. These charges were accounted for in accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In connection with these actions, the Company recorded approximately $10.0 million of personnel separation costs. The following table includes the severance and workforce reduction amounts remaining to be paid (amounts in thousands):

	Thirteen weeks ended May 2, 2009
	Beginning			Ending
	balance	Charges	Payments	balance
Severance and workforce reduction liability	$8,698	$—	$(2,620)	$6,078

Note 5. Income Taxes
     The unrecognized tax benefits pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, were $9.8 million and $10.6 million at May 2, 2009 and January 31, 2009, respectively. There have been no significant changes to the balance of unrecognized tax benefits reported at January 31, 2009. As of May 2, 2009, the Company does not believe that its estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. The Company is currently subject to income tax examinations by various states, but does not expect the resolution of the examinations will have a material impact on its financial position, results of operations, or liquidity.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 2, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Stock-Based Compensation
General
     The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”). Stock-based compensation expense for share-based awards recognized during the thirteen weeks ended May 2, 2009 consists of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense for share-based awards recognized during the thirteen weeks ended May 3, 2008 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
Methodology Assumptions
     The Company uses the Black-Scholes option-pricing model to value the Company’s stock options. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are subject to pro-rata vesting generally over 3 years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is generally ten years, as well as the vesting period of an award, which is generally pro-rata vesting over three years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.
     The weighted average assumptions relating to the valuation of the Company’s stock options for the thirteen weeks ended May 2, 2009 and May 3, 2008 were as follows:

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Weighted average fair value of grants	$2.21	$3.00
Expected volatility	62%	46%
Expected term (years)	4.5	4.5
Risk-free interest rate	1.8%	2.3%
Expected dividend yield	N/A	N/A

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 2, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Performance Shares
     During the first quarter of fiscal 2009, the Company granted David F. Dyer, President and Chief Executive Officer of the Company, a performance award grant under which Mr. Dyer is eligible to receive from 0–133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals over the one-year period ending January 30, 2010. Any shares earned as a result of the achievement of such goals will vest 3 years from the date of grant. The Company is accounting for the grant in accordance with SFAS 123R by recording compensation expense initially based on the target number of shares and recognized on a straight-line basis over the 3-year service period and reevaluating the amount of compensation expected to be earned at the end of each reporting period.
Stock-Based Compensation Activity
     As of May 2, 2009, 7,487,290 nonqualified options are outstanding at a weighted average exercise price of $12.23 per share, and 8,310,692 shares remain available for future grants of either stock options, restricted stock or restricted stock units, stock appreciation rights (SARs) or performance shares.
     The following table presents a summary of the Company’s stock options activity for the thirteen weeks ended May 2, 2009:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	7,763,161	$14.10
Granted	894,000	5.03
Exercised	—	—
Canceled or expired	(1,169,871)	19.15

Outstanding, end of period	7,487,290	12.23

Exercisable at May 2, 2009	3,775,146	18.93

     The following table presents a summary of the Company’s restricted stock activity for the thirteen weeks ended May 2, 2009:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested, beginning of period	1,112,004	$6.31
Granted	80,833	4.31
Vested	(77,425)	16.19
Canceled	(59,307)	5.83

Nonvested, end of period	1,056,105	5.46

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 2, 2009
(Unaudited)
(in thousands, except share and per share amounts)
     For the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively, stock-based compensation expense was allocated as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Cost of goods sold	$702	$1,008
Selling, general and administrative expenses	1,427	2,129

Stock-based compensation expense before income taxes	$2,129	$3,137

Income tax benefit	816	1,018

Total stock-based compensation expense after income taxes	$1,313	$2,119

Note 7. Net Income Per Share
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). In accordance with this guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For the Company, participating securities are comprised of unvested restricted stock. These participating securities, prior to the application of the FSP, were excluded from weighted average common shares outstanding in the calculation of basic earnings per share. In accordance with the provisions of the FSP, the basic and diluted earnings per share amounts have been retroactively adjusted for all periods presented to include outstanding unvested restricted stock in the basic weighted average shares outstanding calculation.
     Basic Earnings per Share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and performance awards. The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of operations:

	Thirteen Weeks Ended
	May 2,	May 3,
	2009	2008
Weighted average common shares outstanding – basic	177,221,016	176,368,195

Dilutive effect of stock options and performance shares outstanding	470,805	182,778

Weighted average common and common equivalent shares outstanding – diluted	177,691,821	176,550,973

     For the thirteen weeks ended May 2, 2009 and May 3, 2008, 5,765,678 and 5,366,547 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares was anti-dilutive.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 2, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 8. Fair Value Measurements
     Effective February 3, 2008, the Company adopted SFAS 157, except as it applies to FASB Staff Position No. FAS 157-2 (“FSP SFAS 157-2”). FSP SFAS 157-2 allowed entities to defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually). Effective February 1, 2009, the Company adopted SFAS 157 as it relates to non-financial assets and liabilities.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 2, 2009
(Unaudited)
(in thousands, except share and per share amounts)
     The Company measures certain financial assets at fair value on a recurring basis, including its marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically its money market accounts, and assets held in the Company’s deferred compensation plan. The Company’s money market funds are valued based on quoted market prices in active markets. The types of instruments valued based on other observable inputs include variable rate demand notes and municipal bonds. The Company’s investments in its non-qualified Deferred Compensation Plan (the “Plan”) are valued using quoted market prices multiplied by the number of units held in the Plan and are included in other assets on the Company’s consolidated balance sheets. In accordance with SFAS 157, the Company categorized these financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

	As of May 2, 2009
Current Assets	Total	Level 1	Level 2	Level 3

Cash Equivalents
Money market accounts	$33,338	$33,338	$—	$—
Marketable Securities
Variable rate demand notes	$196,835	—	196,835	—
Municipal bonds	$32,750	—	32,750	—
Non Current Assets
Plan Assets
Deferred compensation plan assets	$3,725	$3,725	—	—

Total	$266,648	$37,063	$229,585	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s 2008 Annual Report to Stockholders.
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
     Net sales for the thirteen-week period ended May 2, 2009 increased from $409.6 million to $410.6 million. Consolidated comparable store sales (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) decreased 3.2% for the thirteen-week period ended May 2, 2009 compared to the 17.5% decrease for the like period last year ending May 3, 2008. For the first quarter ended May 2, 2009, the Company had net income of $14.5 million, or $0.08 per diluted share, compared to net income of $12.7 million, or $0.07 per diluted share in the prior year’s first quarter.
     Despite a difficult macroeconomic environment, the Company continued to make progress in executing its key strategies: 1) improving the performance of the Chico’s brand, 2) continuing its investment in the growth potential of the WH|BM and Soma brands, 3) investing and accelerating the growth of the direct-to-consumer channel, 4) continuing to control expenses and rationalize the Company’s expense structure and 5) effectively managing its inventory investment, all in order to deliver improved earnings and return on net assets.
     The Chico’s brand experienced improvement in its comparable store sales results with a decrease of 6.1% for the fiscal 2009 first quarter compared to a decrease of 21.5% in last year’s first quarter and a decrease of 16.5% for the fourth quarter fiscal 2008. The Company initially anticipated that merchandising improvements for the Chico’s brand would not be visible until the second half of fiscal 2009 and would not be fully implemented until early in fiscal 2010. However, the Company believes it was able to react to current and incoming merchandise assortments and store presentation for the Chico’s brand more quickly than planned. The Company believes that the improving performance of the Chico’s brand is primarily a result of a renewed focus on delivering the “most amazing personal service” to our customer at our stores through elimination of unnecessary tasks, capitalizing on more effective testing of key items and expanding key merchandise categories. These renewed areas of focus were supported by updated store presentations and in-store marketing materials. Furthermore, the Company continued to tightly manage the Chico’s brand inventory levels during the quarter, resulting in inventory per square foot being down 18% compared to last year’s first quarter-end.
     The WH|BM brand delivered its first quarter of positive comparable store sales since the third quarter of fiscal 2006. The Company believes that the WH|BM brand is building positive momentum and expects continued improvement for fiscal 2009.
     Direct-to-consumer sales increased approximately 37% over the prior year’s first quarter as the Company executes on its initiatives to invest in and accelerate the growth of this channel.

     The Company believes it has a strong balance sheet, with $325.0 million in cash and marketable securities and no debt. The Company believes this increases its flexibility and reinforces its ability to successfully emerge from the current economic malaise.
Results of Operations — Thirteen Weeks Ended May 2, 2009 Compared to the Thirteen Weeks Ended May 3, 2008.
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores and net sales by direct-to-consumer in dollars and as a percentage of total net sales for the thirteen weeks ended May 2, 2009 and May 3, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 2, 2009		May 3, 2008
Net sales by Chico’s/Soma stores	$272,506	66.4%	$285,694	69.8%
Net sales by WH|BM stores	116,168	28.3	107,849	26.3
Net sales by direct-to-consumer	21,969	5.3	16,021	3.9

Net sales	$410,643	100.0%	$409,564	100.0%

     Net sales by WH|BM stores increased in the current period from the prior period primarily due to increased comparable store net sales. Net sales by Chico’s and Soma stores decreased in the current period from the prior period due to decreases in the Chico’s and Soma brand’s comparable store net sales. A summary of the factors impacting year-over-year sales activity is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Comparable store sales decreases	$(12,415)	$(75,432)
Comparable same store sales %	(3.2)%	(17.5)%
New store sales increase, net	$7,546	$32,456
     The consolidated comparable store sales decrease of 3.2% in the first fiscal quarter was driven primarily by a decrease in transactions at the Chico’s front-line stores offset by an increase of 1.3% in the Chico’s average unit retail price (the percentage change of which is believed by management to represent a reasonable approximation of the percentage change attributable to price changes, markdowns or mix). However, the consolidated comparable store sales benefited from an increase in transactions and by a 7.4% increase in the average unit retail price at WH|BM front-line stores. In the current period, WH|BM same store sales represent approximately 29% of the total same store sales base compared to 26% in the prior period. The Chico’s brand same store sales decreased by approximately 6% and the WH|BM brand’s same store sales increased by approximately 4% when comparing the current period to the prior period. Soma’s comparable store sales did not have a material impact on the consolidated calculation.
     Net sales for the direct-to-consumer channel in the current period, which represents the Chico’s, WH|BM and Soma brands, increased by $5.9 million compared to net sales for the direct-to-consumer channel in the prior period. This increase is attributable to strong direct-to-consumer sales for the Chico’s and WH|BM brands, which the Company believes is a direct result of its focus on this previously underserved channel.

     Cost of Goods Sold/Gross Margin
     The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended May 2, 2009 and May 3, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Cost of goods sold	$177,255	$180,762
Gross margin	233,388	228,802
Gross margin percentage	56.8%	55.9%
     Gross margin as a percentage of sales for the current quarter was 56.8%, compared to 55.9% in the first quarter for fiscal 2008 resulting primarily from an improvement in the Chico’s brand merchandise margin driven by lower promotional markdowns at front-line stores and by higher margins at the Chico’s outlet stores due to increased penetration of made for outlet product. These increases in gross margin were slightly offset by a decrease in the WH|BM brand merchandise margin due to higher markdowns primarily due to slow selling of non-apparel categories early in the quarter compared to the like period last year.
     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the thirteen weeks ended May 2, 2009 and May 3, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Store operating expenses	$160,195	$160,985
Percentage of total net sales	39.0%	39.3%
     Store operating expenses include all direct expenses, including such items as personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores including district and regional management expenses and other store support functions. Expressed as a percentage of net sales, store operating expenses decreased in the first quarter by approximately 30 basis points compared to the prior period primarily due to the ongoing store-level cost reductions initiatives.

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Marketing	$17,834	$22,843
Percentage of total net sales	4.3%	5.6%
     Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail), national advertising expenses and related support costs. Expressed as a percentage of net sales, marketing costs decreased in the fiscal 2009 first quarter by approximately 130 basis points due mainly to the ongoing cost reduction initiatives and reduced print advertising in the first quarter of fiscal 2009 versus the first quarter of fiscal 2008.

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Shared services	$25,534	$28,281
Percentage of total net sales	6.2%	6.9%
     Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Expressed as a percentage of net sales, shared services expenses decreased in the first quarter by approximately 70 basis points, primarily due to decreased relocation and recruiting expenses along with other expense control efforts by the Company.
     Impairment Charges
     The following table shows impairment charges in dollars and as a percentage of total net sales for the thirteen weeks ended May 2, 2009 (dollar amounts in thousands):

May 2, 2009
Impairment charges	$8,058
Percentage of total net sales	2.0%
     The impairment charges recognized in the first quarter of fiscal 2009 consisted of non-cash impairment charges totaling $8.1 million, or $5.1 million, net of tax, related to the write-off of development costs for software applications that reflect the Company’s recent decision to deploy alternative inventory planning and allocation software. No impairment charges were recognized in the first quarter of fiscal 2008.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended May 2, 2009 and May 3, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 2, 2009	May 3, 2008
Interest income, net	$1,022	$2,239
Percentage of total net sales	0.2%	0.5%
     Interest income decreased in the first quarter compared to the prior period primarily due to lower interest rates on its interest bearing investments in the current period compared to the prior period.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 36.4% compared to an effective tax rate of 32.7% for the prior period. The increase in the current period effective tax rate was due primarily to a reduction in the amount of benefit recognized for tax-exempt interest income and reduced charitable donations of inventory when compared to the prior period.

Liquidity and Capital Resources
     The Company’s ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores, for planned expansion of its headquarters, distribution center and other central support facilities, to fund stock repurchases under the Company’s previous stock repurchase programs, and for continued improvement in information technology tools, including the ongoing conversion that the Company is planning to the SAP and JDA software platforms.
     The following table shows the Company’s capital resources as of May 2, 2009 and May 3, 2008 (amounts in thousands):

	May 2, 2009	May 3, 2008
Cash and cash equivalents	$95,394	$37,022
Marketable securities	229,585	233,752
Working capital	371,064	313,212
     Working capital as of May 2, 2009 increased compared to May 3, 2008 due primarily to an increase in cash and cash equivalents resulting from an increase in net sales as well as the Company’s planned reduction in capital expenditure spending during fiscal 2009 in response to the challenging macroeconomic environment. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities, and inventories reduced by accounts payables and accrued liabilities.
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
     Operating Activities
     Net cash provided by operating activities was $69.0 million and $36.4 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively. The $32.6 million increase in cash flows from operating activities in the current period from the prior fiscal year’s first quarter resulted primarily from an increase in accounts payables due to the timing of vendor payments and increased levels of inventory in-transit. Net cash provided by operating activities was also impacted by the current period recognition of the $8.1 million impairment charge for long-lived assets with there being no corresponding charge in the prior period.
     Investing Activities
     Net cash used in investing activities was $0.2 million and $13.3 million for the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.
     The Company’s $12.7 million investments in capital expenditures during the current thirteen-week period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s, WH|BM, and Soma Intimates stores ($2.8 million) and costs associated with system upgrades and new software implementations ($9.9 million). This compares to total capital expenditures of $40.1 million for the same period last year.
     In addition, the Company had net proceeds of $12.5 million and $26.7 million from the sale of marketable securities during the thirteen weeks ended May 2, 2009 and May 3, 2008, respectively.

     Financing Activities
     Net cash provided by financing activities was $0.1 million during the thirteen weeks ended May 2, 2009 compared to net cash provided by financing activities of $0.2 million for the thirteen weeks ended May 3, 2008.
     The Company received proceeds in the current period from employee participation in its employee stock purchase plan. In the prior period, the Company received proceeds from both the issuance of common stock related to current and former employee option exercises and employee participation in its employee stock purchase plan.
     New Store Openings and Infrastructure Investments
     The Company currently expects its overall square footage in fiscal 2009 to decrease slightly, reflecting approximately 18 net closures of Chico’s stores, 2 net openings of WH|BM stores, 6 net openings of Soma stores and 10 relocations/expansions in fiscal 2009. In light of recent challenges presented by the macroeconomic environment, the Company has not been planning for net new store growth. However, the Company is continuously evaluating the appropriate new store growth rate in light of current economic conditions and may adjust its plans as needed.
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
     The Company is working with SAP and now JDA, third party vendors, to implement an enterprise resource planning system (ERP) to assist in managing its retail stores. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. On February 4, 2007, the Company completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system as well as rolling out the new financial systems at the same time. The Company is currently in the second major phase and anticipates a roll out and utilization in mid fiscal 2009 and subsequently in early fiscal 2010. The third major phase contemplates ongoing enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company. During the first quarter of fiscal 2009, the Company announced the planned implementation of JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications to replace SAP related applications. The Company expects that the costs associated with the implementation of the ERP system will be funded from the Company’s existing cash and marketable securities balances.
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

Critical Accounting Policies and Estimates
     The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The critical accounting matters that are particularly important to the portrayal of the Company’s financial condition and results of operations and require some of management’s most difficult, subjective and complex judgments are described in detail in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to customer product returns, inventories, income taxes, insurance reserves, contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. There have been no material changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Inflation
     The Company’s operations are influenced by general economic conditions. Historically, inflation has not had a material effect on the results of operations.
Quarterly Results and Seasonality
     The Company reports its sales on a quarterly basis in line with other public companies in the women’s apparel industry. The Company’s quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, the spring and fall fashion lines and shifts in the timing of certain holidays. In addition, the Company’s periodic results can be directly and significantly impacted by the extent to which the Company’s new merchandise offerings are accepted by its customers and by the timing of the introduction of such merchandise.
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
     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A, “Risk Factors” of the Company’s most recent Form 10-K filed with the Securities and Exchange Commission on March 27, 2009.
     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s privately branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the potential effect of public health issues related to infectious diseases, especially on the Company’s global supply chain, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters, distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate its direct to consumer operations, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma merchandise divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes, risks associated with public health issues, and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 2, 2009, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of May 2, 2009 has not significantly changed since January 31, 2009. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of May 2, 2009, the Company did not have any outstanding borrowings on its line of credit and, given its liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes, which are highly liquid, variable rate municipal debt securities and municipal bonds. Although the variable rate municipal debt securities have long-term nominal maturity dates ranging from 2012 to 2048, the interest rates are reset, either daily or every 7 or every 30 days. Despite the long-term nature of the underlying securities, the Company expects to be able to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. Accordingly, the Company’s investments are classified as available-for-sale securities. As of May 2, 2009, an increase of 100 basis points in interest rates would reduce fair value of the Company’s marketable securities by approximately $0.6 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities by approximately $0.7 million.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
      The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was named as defendant in a putative class action filed in June 2008 in the Superior Court for the State of California, County of San Diego, Michele L. Massey Haefner v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, requested or required customers to provide personal identification information in conjunction with credit card transactions. The Company filed an answer denying the material allegations of the Complaint. The Company believes that the case is wholly without merit and, thus, does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations.
     The Company is not a party to any other legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which the Company believes should have a material adverse effect on its financial condition or results of operations.
ITEM 1A. RISK FACTORS
     In addition to the other information discussed in this report, the factors described in Part I, Item 1A., “Risk Factors” in the Company’s 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2009 should be considered as they could materially affect the Company’s business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2008 Form 10-K, but these are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may adversely affect the Company’s business, financial condition or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
	Total		Part of	Under the
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans
February 1, 2009 to February 28, 2009	—	$—	—	$—
March 1, 2009 to April 4, 2009	15,095	$4.18	—	$—
April 5, 2009 to May 2, 2009	843	$7.36	—	$—

Total	15,938	$4.35	—	$—

(a)	Consists of 15,938 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: June 4, 2009	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer (Principal Executive Officer)

Date: June 4, 2009	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger Executive Vice President — Finance, Chief
Financial Officer and Treasurer (Principal Financial and Accounting Officer)