Form 10-Q
period 2009-08-01
CHICOS FAS INC
filed 2009-09-04
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
August 1, 2009	0-21258
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At August 28, 2009, there were 177,854,994 shares outstanding of Common Stock, $.01 par value per share.

Chico’s FAS, Inc.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended
	August 1, 2009		August 2, 2008		August 1, 2009		August 2, 2008
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales by Chico’s/Soma stores	$552,417	66.5	$562,974	69.1	$279,911	66.7	$277,279	68.4
Net sales to White House | Black Market stores	235,911	28.4	221,945	27.2	119,744	28.5	114,095	28.2
Net sales by direct-to-consumer	42,229	5.1	29,864	3.7	20,260	4.8	13,844	3.4

Net sales	830,557	100.0	814,783	100.0	419,915	100.0	405,218	100.0

Cost of goods sold	366,128	44.1	372,620	45.7	188,874	45.0	191,857	47.3

Gross margin	464,429	55.9	442,163	54.3	231,041	55.0	213,361	52.7

Selling, general and administrative expenses:
Store operating expenses	317,375	38.2	320,942	39.4	157,180	37.4	159,957	39.5
Marketing	34,002	4.1	39,630	4.9	16,168	3.9	16,786	4.1
Shared services	54,235	6.5	57,018	7.0	28,701	6.8	28,737	7.1
Impairment charges	13,026	1.6	—	—	4,968	1.2	—	—

Total selling, general, and administrative expenses	418,638	50.4	417,590	51.3	207,017	49.3	205,480	50.7

Income from operations	45,791	5.5	24,573	3.0	24,024	5.7	7,881	2.0
Interest income (expense), net	1,003	0.1	4,038	0.5	(19)	0.0	1,799	0.4

Income before income taxes	46,794	5.6	28,611	3.5	24,005	5.7	9,680	2.4
Income tax provision	17,400	2.1	9,200	1.1	9,100	2.2	3,000	0.7

Net income	$29,394	3.5	$19,411	2.4	$14,905	3.5	$6,680	1.7

Per share data:
Net income per common share-basic	$0.17		$0.11		$0.08		$0.04

Net income per common & common equivalent share—diluted	$0.17		$0.11		$0.08		$0.04

Weighted average common shares outstanding—basic	177,192		176,421		177,228		176,473

Weighted average common & common equivalent shares outstanding—diluted	178,021		176,578		178,566		176,616

The accompanying notes are an integral part of these consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	August 1,	January 31,	August 2,
	2009	2009	2008
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$44,143	$26,549	$25,381
Marketable securities, at market	333,367	242,153	252,307
Receivables	6,110	33,993	38,293
Income tax receivable	1,156	11,706	—
Inventories	130,238	132,413	142,868
Prepaid expenses	26,088	21,702	23,004
Deferred taxes	15,555	17,859	15,276

Total Current Assets	556,657	486,375	497,129

Property and Equipment:
Land and land improvements	20,293	18,627	17,888
Building and building improvements	83,600	74,998	73,021
Equipment, furniture and fixtures	385,503	376,218	371,863
Leasehold improvements	416,003	418,691	421,771

Total Property and Equipment	905,399	888,534	884,543
Less accumulated depreciation and amortization	(367,151)	(327,989)	(298,495)

Property and Equipment, Net	538,248	560,545	586,048

Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets	38,930	38,930	38,930
Deferred taxes	38,261	38,458	25,601
Other assets, net	27,131	5,101	11,318

Total Other Assets	201,096	179,263	172,623

	$1,296,001	$1,226,183	$1,255,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$82,827	$56,542	$65,811
Accrued liabilities	108,719	88,446	80,339
Current portion of deferred liabilities	2,002	1,748	1,606

Total Current Liabilities	193,548	146,736	147,756

Noncurrent Liabilities:
Deferred liabilities	169,958	177,251	170,799

Stockholders’ Equity:
Common stock	1,774	1,771	1,765
Additional paid-in capital	259,331	258,312	254,952
Retained earnings	671,372	641,978	680,526
Other accumulated comprehensive income	18	135	2

Total Stockholders’ Equity	932,495	902,196	937,245

	$1,296,001	$1,226,183	$1,255,800

The accompanying notes are an integral part of these consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,394	$19,411

Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization, cost of goods sold	3,271	5,465
Depreciation and amortization, other	45,359	45,750
Deferred tax expense (benefit)	2,501	(5,068)
Stock-based compensation expense, cost of goods sold	1,435	1,807
Stock-based compensation expense, other	2,742	4,562
Excess tax benefit from stock-based compensation	(115)	(100)
Impairment charges	13,026	—
Deferred rent expense, net	1,133	4,123
Loss on disposal of property and equipment	711	181
Decrease (increase) in assets — Receivables, net	2,048	(535)
Income tax receivable	10,550	23,973
Inventories	2,175	1,393
Prepaid expenses and other	(4,416)	(3,925)
Increase (decrease) in liabilities — Accounts payable	26,285	(22,323)
Accrued and other deferred liabilities	8,263	(1,939)

Total adjustments	114,968	53,364

Net cash provided by operating activities	144,362	72,775

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases) sales of marketable securities, net	(91,331)	8,165
Purchases of property and equipment	(36,235)	(69,490)

Net cash used in investing activities	(127,566)	(61,325)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	773	163
Excess tax benefit from stock-based compensation	115	100
Repurchase of common stock	(90)	(133)

Net cash provided by financing activities	798	130

Net increase in cash and cash equivalents	17,594	11,580
CASH AND CASH EQUIVALENTS, Beginning of period	26,549	13,801

CASH AND CASH EQUIVALENTS, End of period	$44,143	$25,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$260	$19
Cash paid for income taxes, net	$5,924	$14,473
The accompanying notes are an integral part of these consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009. The January 31, 2009 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.
     The Company’s fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the twenty-six weeks ended August 1, 2009 are not necessarily indicative of the results that may be expected for the entire year.
     On August 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with SFAS 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on September 4, 2009 and concluded that no subsequent events have occurred that would require additional disclosure in the notes to the financial statements.
Note 2. Impairment Charges
Long-Lived Assets
     During the first quarter of fiscal 2009, the Company incurred non-cash impairment charges totaling approximately $8.1 million which are included in the Company’s consolidated statements of operations within selling, general and administrative expenses. The impairment was related to the write-off of development costs for software applications that reflect the Company’s decision to deploy alternative inventory planning and allocation software.
     During the second quarter of fiscal 2009, in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-Lived Assets, the Company completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, determined that the carrying values of certain assets exceeded their future undiscounted cash flows. Under SFAS 144, in circumstances where future undiscounted cash flows expected to be generated by an asset are less than its carrying amount, the asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. With respect to the assets identified, the Company then determined the fair value of these assets by discounting their future cash flows using a rate approximating the Company’s cost of capital, which resulted in an impairment charge of approximately $1.1 million.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 2. Impairment Charges (continued)
Note Receivable
     During fiscal 2007, the Company consummated a transaction under which it sold a parcel of land for a sales price totaling $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million due on August 1, 2009 which was secured by a purchase money mortgage. During the second quarter of fiscal 2009, the Company determined, based on an independent evaluation of the fair value of the underlying collateral and coupled with the debtor’s apparent inability to pay the note in full, that the loan was impaired. As a result, the Company recorded a non-cash impairment charge of approximately $3.8 million, which was determined based on the difference between the book value of the note and the independent evaluation of the fair value of the land. The amount of this impairment charge has been included in the Company’s consolidated statements of income within selling, general and administrative expenses. Additionally, upon determining the note was impaired, the Company ceased recognizing any further interest income and also reversed year-to-date interest income of approximately $0.8 million. As of August 1, 2009, the balance of the note, totaling approximately $22.0 million, is classified within other assets in the Company’s consolidated balance sheets. The Company expects to take title to the land during the third quarter of fiscal 2009.
Note 3. Restructuring Charges
     During the fourth quarter of fiscal 2008, in an effort to reduce costs and enhance efficiencies, the Company announced a workforce reduction that included the elimination of approximately 180 positions, or approximately 11% of the headquarters employee base. In addition, the Company incurred charges related to the separation agreement with its former Chief Executive Officer. These charges were accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In connection with these actions, the Company recorded approximately $10.0 million of personnel separation costs. The following table reflects the change, during the first six months of fiscal 2009, in the severance and workforce reduction amounts remaining to be paid (amounts in thousands):

	Twenty-six weeks ended August 1, 2009
	Beginning balance	Charges	Payments	Ending balance
Severance and workforce reduction liability	$8,698	$—	$(7,510)	$1,188

Note 4. Income Taxes
     The unrecognized tax benefits pursuant to FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, were $9.9 million and $10.6 million at August 1, 2009 and January 31, 2009, respectively. There have been no significant changes to the balance of unrecognized tax benefits reported at January 31, 2009. As of August 1, 2009, the Company does not believe that its estimates, as otherwise provided for on such tax positions, will significantly increase or decrease within the next twelve months. The Company is currently subject to income tax examinations being conducted by various states, but does not expect the resolution of these examinations will have a material impact on its financial position, results of operations, or liquidity.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation
General
     The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123R, Share-Based Payment (“SFAS 123R”). Stock-based compensation expense for share-based awards recognized during the thirteen and twenty-six weeks ended August 1, 2009 consists of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense for share-based awards recognized during the thirteen and twenty-six weeks ended August 2, 2008 includes: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.
Methodology Assumptions
     The Company uses the Black-Scholes option-pricing model to value the Company’s stock options. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are subject to pro-rata vesting generally over 3 years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption inherent in the pricing model is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is generally ten years, as well as the vesting period of an award, which is generally pro-rata vesting over three years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.
     The weighted average assumptions relating to the valuation of the Company’s stock options for the twenty-six and thirteen weeks ended August 1, 2009 and August 2, 2008 were as follows:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Weighted average fair value of grants	$2.15	$2.99	$4.98	$2.96
Expected volatility	62%	46%	65%	48%
Expected term (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	1.8%	2.4%	2.2%	3.1%
Expected dividend yield	N/A	N/A	N/A	N/A

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
Performance Shares
     During the first quarter of fiscal 2009, the Company granted David F. Dyer, President and Chief Executive Officer of the Company, a performance award grant under which Mr. Dyer is eligible to receive from 0 to 133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals over the one-year period ending January 30, 2010. Any shares earned as a result of the achievement of such goals will vest 3 years from the date of grant. The Company is accounting for the grant in accordance with SFAS 123R by recording compensation expense, initially based on the target number of shares and recognized on a straight-line basis over the 3-year service period. The Company reevaluates the amount of compensation expected to be earned at the end of each reporting period and records an adjustment, if necessary.
Stock-Based Compensation Activity
     As of August 1, 2009, 7,225,311 nonqualified options are outstanding at a weighted average exercise price of $11.99 per share, and 8,530,720 shares remain available for future grants of either stock options, restricted stock or restricted stock units, stock appreciation rights (SARs) or performance shares.
     The following table presents a summary of the Company’s stock option activity for the twenty-six weeks ended August 1, 2009:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding, beginning of period	7,763,161	$14.10
Granted	923,000	5.17
Exercised	(72,666)	8.74
Canceled or expired	(1,388,184)	19.41

Outstanding, end of period	7,225,311	11.99

Exercisable at August 1, 2009	3,607,400	18.81
     The following table presents a summary of the Company’s restricted stock activity for the twenty-six weeks ended August 1, 2009:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value
Nonvested, beginning of period	1,112,004	$6.31
Granted	165,314	6.77
Vested	(157,117)	11.53
Canceled	(73,385)	5.58

Nonvested, end of period	1,046,816	5.65

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
     For the twenty-six and thirteen weeks ended August 1, 2009 and August 2, 2008, respectively, stock-based compensation expense was allocated as follows:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Cost of goods sold	$1,435	$1,807	$733	$798
Selling, general and administrative expenses	2,742	4,562	1,315	2,433

Stock based compensation expense before income taxes	$4,177	$6,369	$2,048	$3,231
Income tax benefit	1,611	2,014	795	1,002

Total stock-based compensation expense after income taxes	$2,566	$4,355	$1,253	$2,229

Note 6. Net Income Per Share
     Basic Earnings Per Share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and performance awards.
     In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). In accordance with this guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, the awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For the Company, participating securities are comprised of unvested restricted stock. These participating securities, prior to the application of FSP EITF 03-6-1, were excluded from weighted average common shares outstanding in the calculation of basic earnings per share. In accordance with the provisions of FSP EITF 03-6-1, the basic and diluted earnings per share amounts have been retroactively adjusted for all periods presented to include outstanding unvested restricted stock in the basic weighted average shares outstanding calculation.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Net Income Per Share (continued)
     The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008

Weighted average common shares outstanding — basic	177,191,711	176,420,660	177,227,833	176,473,125
Dilutive effect of stock options and performance shares outstanding	829,169	157,199	1,337,891	142,871

Weighted average common and common equivalent shares outstanding — diluted	178,020,880	176,577,859	178,565,724	176,615,996

     For the three and six month periods ended August 1, 2009, 2,981,593 and 4,837,712 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares was antidilutive.
     For the three and six month periods ended August 2, 2008, 5,544,206 and 5,477,376 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares was antidilutive.
Note 7. Fair Value Measurements
     The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate current fair value due to the short-term nature of the instruments.
     Marketable securities are classified as available-for-sale and generally consist of variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds and U.S treasury securities. Although the variable rate demand notes, totaling $308.5 million, have long-term nominal maturity dates ranging from 2012 to 2048, the interest rates are reset either daily or every 7 days. Despite the long-term nature of the underlying securities of the variable rate demand notes, the Company has the ability to quickly liquidate these securities based on the Company’s cash needs, thereby creating a short-term instrument. The remainder of the portfolio, as of August 1, 2009, consisted of $14.5 million of securities with maturity dates less than one year and $10.4 million with maturity dates over one year and less than two years. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies these securities as short-term investments within current assets on the consolidated balance sheet. Marketable securities are carried at market value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Fair Value Measurements (continued)
     There were no securities in an unrealized loss position as of August 1, 2009. Furthermore, the Company determined the difference between the amortized cost and fair value of these securities was not material.
     Effective February 3, 2008, the Company adopted SFAS 157 Fair Value Measurements (“SFAS 157”), except as it applies to FASB Staff Position No. FAS 157-2 (“FSP SFAS 157-2”). FSP SFAS 157-2 allowed entities to defer the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (i.e. at least annually). Effective February 1, 2009, the Company adopted SFAS 157 as it relates to non-financial assets and liabilities.
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
     The Company measures certain financial assets at fair value on a recurring basis, including its marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically its money market accounts, assets held in the Company’s deferred compensation plan and the Company’s note receivable. The Company’s money market funds are valued based on quoted market prices in active markets. The types of instruments valued based on other observable inputs include variable rate demand notes and municipal bonds. The Company’s investments in its non-qualified Deferred Compensation Plan (the “Plan”) are valued using quoted market prices and are included in other assets on the Company’s consolidated balance sheets. The note receivable’s value is based on the value of the underlying real estate collateral as determined by an independent third party using observable market data.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
August 1, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Fair Value Measurements (continued)
     In addition, the Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. As discussed in Note 2, the Company estimated the fair value of certain long-lived assets using Company-specific assumptions which would fall within Level 3 of the fair value hierarchy.
     In accordance with SFAS 157, the Company categorized these financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

	As of August 1, 2009
	Total	Level 1	Level 2	Level 3
Current Assets
Cash equivalents	$5,024	$5,024	$—	$—
Marketable securities	333,367	10,390	322,977	—
Non Current Assets
Note receivable	22,000	—	22,000	—
Deferred compensation plan assets	3,798	3,798	—	—

Total	$364,189	$19,212	$344,977	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and the Company’s 2008 Annual Report to Stockholders.
Executive Overview
     The Company is a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market (“WH|BM”), and Soma Intimates (“Soma”) brand names. The Company earns revenues and generates cash through the sale of merchandise in its retail stores and on its various websites and through its call centers.
     Net sales for the thirteen-week period ended August 1, 2009 increased from $405.2 million to $419.9 million. Consolidated comparable store sales (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) increased 1.3% for the thirteen-week period ended August 1, 2009 compared to the 15.9% decrease for the like period last year ended August 2, 2008. The Chico’s brand’s comparable store sales, which include the Soma brand increased approximately 0.4% and the WH|BM brand’s comparable store sales increased approximately 3.7%.
     For the second quarter ended August 1, 2009, the Company had net income of $14.9 million or $0.08 per diluted share, compared to net income of $6.7 million, or $0.04 per diluted share in the prior year’s second quarter ended August 2, 2008. The results for the second quarter of fiscal 2009 included non-cash impairment charges consisting of approximately $3.8 million related to the impaired portion of a note receivable and $1.1 million related to underperforming stores.
     For the six months ended August 1, 2009, the Company had net income of $29.4 million or $0.17 per diluted share, compared to net income of $19.4 million, or $0.11 per diluted share in the first six months of the prior year. The results for the six months ended August 1, 2009 include the aforementioned non-cash impairment charges recorded in the second quarter as well as approximately $8.1 million related to the write-off of development costs for software applications recorded in the first quarter of fiscal 2009.
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
     The Chico’s brand continued to experience improvement in its comparable store sales during the second quarter. The Company believes that the improving performance of the Chico’s brand is primarily a result of improved merchandise offerings, more effective marketing, and a renewed focus on delivering the “most amazing personal service” to our customer at our stores through elimination of unnecessary tasks. These renewed areas of focus were supported by updated store presentations and in-store marketing materials. The Company believes that the WH|BM brand is building positive momentum and expects continued improvement during the balance of fiscal 2009.

     Direct-to-consumer sales increased 46% over the prior year’s second quarter and over 40% for the year-to-date period this year compared to last year’s comparable periods.
     The Company believes it has a strong balance sheet as of August 1, 2009, with $377.5 million in cash and marketable securities and no debt. The Company believes its financial position increases its flexibility and reinforces its ability to successfully emerge from the current economic malaise.
Results of Operations — Thirteen Weeks Ended August 1, 2009 Compared to the Thirteen Weeks Ended August 2, 2008
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores and net sales by direct-to-consumer in dollars and as a percentage of total net sales for the thirteen weeks ended August 1, 2009 and August 2, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 1, 2009		August 2, 2008
Net sales by Chico’s/Soma stores	$279,911	66.7%	$277,279	68.4%
Net sales by WH|BM stores	119,744	28.5	114,095	28.2
Net sales by direct-to-consumer	20,260	4.8	13,844	3.4

Net sales	$419,915	100.0%	$405,218	100.0%

     Net sales for all three brands increased in the current period from the prior period primarily due to increases in each brands’ comparable store net sales and, to a lesser extent, due to new store openings. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 1, 2009	August 2, 2008
Comparable store sales increases (decreases)	$5,236	$(65,640)
Comparable store sales %	1.3%	(15.9)%
New store sales increase, net	$3,045	$38,118
     The consolidated comparable store sales increase of 1.3% was driven primarily by a 9.6% increase in the Chico’s average unit retail price (the percentage change of which is believed by management to represent a reasonable approximation of the percentage change attributable to price changes, markdowns or mix), partially offset by a decrease in the number of transactions at the Chico’s front-line stores. Furthermore, the consolidated comparable store sales increase was positively impacted by a 2.2% increase in the number of transactions at WH|BM front-line stores. In the current period, WH|BM comparable store sales represented approximately 30% of the total comparable store sales base compared to 27% in the prior period. The Chico’s brand comparable store sales, which include the Soma brand, increased by approximately 0.4% and the WH|BM brand’s comparable store sales increased by approximately 3.7% from the comparable period last year.
     Net sales for the direct-to-consumer channel in the current period, which included merchandise from all of the Company’s brands, increased $6.4 million, or 46.3%, compared to the prior period. This increase is attributable to strong direct-to-consumer sales for the Chico’s and WH|BM brands, which the Company believes is a direct result of its focus on this previously underinvested channel.

Cost of Goods Sold/Gross Margin
     The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended August 1, 2009 and August 2, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 1, 2009	August 2, 2008
Cost of goods sold	$188,874	$191,857
Gross margin	231,041	213,361
Gross margin percentage	55.0%	52.7%
     Gross margin as a percentage of sales for the current quarter was 55.0%, compared to 52.7% in the second quarter of fiscal 2008 resulting primarily from an improvement in the Chico’s brand merchandise margin driven by significantly lower markdowns and, to a lesser extent, improved initial markups at the Chico’s and WH|BM brands. These increases in gross margin were partially offset by continued investment in the Company’s product development and merchandising functions including the support for planning and allocation initiatives.
     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the thirteen weeks ended August 1, 2009 and August 2, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 1, 2009	August 2, 2008
Store operating expenses	$157,180	$159,957
Percentage of total net sales	37.4%	39.5%
     Store operating expenses include all direct expenses, including such items as personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores including district and regional management expenses and other store support functions. Expressed as a percentage of net sales, store operating expenses decreased by approximately 210 basis points compared to the prior period primarily as the result of ongoing store-level cost reduction strategies including those addressing payroll, supplies and shipping costs.

	Thirteen Weeks Ended
	August 1, 2009	August 2, 2008
Marketing	$16,168	$16,786
Percentage of total net sales	3.9%	4.1%
     Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail), national advertising expenses and related support costs. Expressed as a percentage of net sales, marketing expenses decreased by approximately 20 basis points mainly due to reduced direct mail advertising in the current period compared to the prior year’s second quarter. The Company intends to increase its marketing spend in the second half of fiscal 2009, compared to the second half of fiscal 2008, in an effort to protect and enhance its market share and to highlight its Fall and Holiday product offerings.

	Thirteen Weeks Ended
	August 1, 2009	August 2, 2008
Shared services	$28,701	$28,737
Percentage of total net sales	6.8%	7.1%
     Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Expressed as a percentage of net sales, shared services expenses decreased in the current period by approximately 30 basis points compared to the prior period mainly due to expense control efforts, offset by approximately $4.0 million of incremental performance-based compensation accruals.
     Impairment Charges
     The following table shows impairment charges in dollars and as a percentage of total net sales for the thirteen weeks ended August 1, 2009 (dollar amounts in thousands):

August 1, 2009
Impairment charges	$4,968
Percentage of total net sales	1.2%
     The impairment charges recognized in the second quarter of fiscal 2009 totaled $5.0 million, or $3.1 million, net of tax, and were related to the partial write-off of a note receivable which the Company determined was impaired and the write-off of fixed assets at certain underperforming stores. No impairment charges were recognized in the second quarter of fiscal 2008.
     Interest (Expense) Income, net
     The following table shows interest (expense) income, net in dollars and as a percentage of total net sales for the thirteen weeks ended August 1, 2009 and August 2, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	August 1, 2009	August 2, 2008
Interest (expense) income, net	$(19)	$1,799
Percentage of total net sales	0.0%	0.4%
     Interest income decreased to a nominal expense in the current period compared to the prior period primarily due to the reversal of approximately $0.8 million in interest income recorded in fiscal 2009 on the Company’s note receivable which may not be collected, and to a lesser extent, due to lower interest rates on its interest bearing investments.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 37.9% compared to an effective tax rate of 31.0% for the prior period. The increase in the current period effective tax rate was due primarily to a reduction in the amount of benefit recognized for tax-exempt interest income and reduced charitable donations of inventory.

Results of Operations — Twenty-Six Weeks Ended August 1, 2009 Compared to the Twenty-Six Weeks Ended August 2, 2008
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores and net sales by direct-to-consumer in dollars and as a percentage of total net sales for the twenty-six weeks ended August 1, 2009 and August 2, 2008 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 1, 2009		August 2, 2008

Net sales by Chico’s/Soma stores	$552,417	66.5%	$562,974	69.1%
Net sales by WH|BM stores	235,911	28.4	221,945	27.2
Net sales by direct-to-consumer	42,229	5.1	29,864	3.7

Net sales	$830,557	100.0%	$814,783	100.0%

     Net sales by Soma Intimates and WH|BM stores increased in the current period from the prior period primarily due to increased comparable store sales as well as new store openings. Net sales by Chico’s stores decreased in the twenty-six week period due to a decrease in comparable store net sales. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008

Comparable store sales decreases	$(7,170)	$(141,072)
Comparable store sales %	(0.9)%	(16.7)%
New store sales increase, net	$10,579	$70,576
     The consolidated comparable store sales decrease of 0.9% was driven primarily by a 7.3% decrease in transactions at the Chico’s front-line stores offset by a 5.4% increase in the Chico’s average unit retail price (the percentage change of which is believed by management to represent a reasonable approximation of the percentage change attributable to price changes, markdowns or mix). In the current period, WH|BM comparable store sales represented approximately 30% of the total comparable store sales base compared to 27% in the prior period. The Chico’s brand comparable store sales, which include the Soma brand, decreased by approximately 3% and the WH|BM brand’s comparable store sales increased by approximately 4% when comparing the current period to the comparable weeks last year.
     Net sales for the direct-to-consumer channel in the current period, which includes sales associated with all three of the Company’s brands, increased $12.4 million in the current period compared to net sales for the direct-to-consumer channel in the comparable weeks last year. This increase is attributable to strong direct-to-consumer sales for the Chico’s and WH|BM brands, which the Company believes is a direct result of its focus on this previously underinvested channel.

     Cost of Goods Sold/Gross Margin
     The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for the twenty-six weeks ended August 1, 2009 and August 2, 2008 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Cost of goods sold	$366,128	$372,620
Gross margin	464,429	442,163
Gross margin percentage	55.9%	54.3%
     Gross margin as a percentage of sales for the current period was 55.9%, compared to 54.3% for the comparable prior year period, resulting primarily from (i) an improvement in the Chico’s brand merchandise margin driven by lower markdowns, (ii) an improvement in merchandise margins at the Chico’s outlet stores due to increased penetration of made for outlet product and, (iii) to a lesser extent, improved merchandise margins at WH|BM due to higher initial markups. These increases in gross margin were partially offset by the continued investment in the Company’s product development and merchandising functions including the support for planning and allocation initiatives.
     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and shared services in dollars and as a percentage of total net sales for the twenty-six weeks ended August 1, 2009 and August 2, 2008 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Store operating expenses	$317,375	$320,942
Percentage of total net sales	38.2%	39.4%
     Store operating expenses include all direct expenses, including personnel, occupancy, depreciation and supplies, incurred to operate each of the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of each of the Company’s stores, including district and regional management expenses and other store support functions. Expressed as a percentage of net sales, store operating expenses in the current period decreased by approximately 120 basis points compared to the prior period primarily due to store-level cost reduction initiatives.

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Marketing	$34,002	$39,630
Percentage of total net sales	4.1%	4.9%
     Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail), national advertising expenses and related support costs. Marketing expenses decreased as a percentage of net sales by approximately 80 basis points due mainly to decreased print and direct mail advertising compared to the prior period. The Company intends to increase its marketing spend in the second half of fiscal 2009, compared to the second half of fiscal 2008, in an effort to protect and enhance its market share and to highlight its Fall and Holiday product offerings.

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Shared services	$54,235	$57,018
Percentage of total net sales	6.5%	7.0%
     Shared services expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Expressed as a percentage of net sales, shared services expenses decreased in the current year by approximately 50 basis points compared to the prior year primarily due to decreased relocation and recruiting expenses offset by higher performance-based compensation accruals.
     Impairment Charges
     The following table shows impairment charges in dollars and as a percentage of total net sales for the twenty-six weeks ended August 1, 2009 (dollar amounts in thousands):

August 1, 2009
Impairment charges	$13,026
Percentage of total net sales	1.6%
     The impairment charges recognized include non-cash impairment charges in both the first and second quarters of fiscal 2009. During the first quarter of fiscal 2009, an impairment charge totaling $8.1 million was recorded related to the write-off of development costs for software applications. During the second quarter of fiscal 2009, a non-cash charge totaling $3.8 million was incurred related to the partial write-off of a note receivable the Company determined was impaired and $1.1 million in non-cash impairment charges related to the write-off of fixed assets at certain underperforming stores. The total net of tax impairment charges for the first six months of fiscal 2009 was $8.2 million. No impairment charges were recognized in the first six months of fiscal 2008.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the twenty-six weeks ended August 1, 2009 and August 2, 2008 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	August 1, 2009	August 2, 2008
Interest income, net	$1,003	$4,038
Percentage of total net sales	0.1%	0.5%
     Interest income decreased in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 primarily due to lower interest rates on its investments and, to a lesser extent, due to the reversal of approximately $0.8 million in interest income recorded in fiscal 2009 on the Company’s note receivable which may not be collected.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 37.2% compared to an effective tax rate of 32.2% for the prior period. The increase in the current period effective tax rate was due primarily to a reduction in the amount of benefit recognized for tax-exempt interest income and reduced charitable donations of inventory.

Liquidity and Capital Resources
     The Company’s ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores, for planned expansion of its headquarters, distribution center and other central support facilities, and for continued improvement in information technology tools, including the ongoing planned conversion to the SAP and JDA software platforms.
     The following table shows the Company’s capital resources as of August 1, 2009 and August 2, 2008 (amounts in thousands):

	August 1, 2009	August 2, 2008
Cash and cash equivalents	$44,143	$25,381
Marketable securities	333,367	252,307
Working capital	363,109	349,373
     Working capital increased from August 2, 2008 to August 1, 2009 primarily due to an increase in cash and marketable securities resulting from higher net sales as well as through implementing the Company’s planned reduction in capital expenditure spending during fiscal 2009, offset in part by the reclassification of the note receivable held by the Company from a current asset to a long-term asset. The significant components of the Company’s working capital are cash and cash equivalents, marketable securities, receivables and inventories, reduced by accounts payable and accrued liabilities.
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
     Operating Activities
     Net cash provided by operating activities was $144.4 million and $72.8 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively. The $71.6 million increase in cash flows from operating activities in the current period from the prior fiscal year resulted primarily from an increase in accounts payables and accrued expenses, lower inventory levels and higher cash flow from operations. Net cash provided by operating activities reflects the recognition of $13.0 million of impairment charges with there being no corresponding charge in the prior period.
     Investing Activities
     Net cash used in investing activities was $127.6 million compared to net cash used in investing activities of $61.3 million for the twenty-six weeks ended August 1, 2009 and August 2, 2008, respectively.
     The Company’s investment in capital expenditures during the current period primarily related to the planning and opening of new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores ($7.5 million), costs associated with system upgrades and new software implementations ($16.3 million), the purchase of the land and building in connection with the expansion of the Company’s distribution center, ($10.4 million), and other miscellaneous capital expenditures including costs associated with the Company’s headquarters’ improvements ($2.0 million) aggregating $36.2 million compared to capital expenditures aggregating $69.5 million in the prior year.
     In addition, the Company purchased $91.3 million, net, of marketable securities during the current twenty-six week period. In contrast, in the prior period, the Company sold $8.2 million, net, in marketable securities.

     Financing Activities
     Net cash provided by financing activities for the twenty-six weeks ended August 1, 2009 was $0.8 million compared to net cash provided by financing activities for the twenty-six weeks ended August 2, 2008 of $0.1 million.
     The Company received proceeds, in the current and prior period, from the issuance of common stock related to current and former employee stock option exercises and employee participation in its employee stock purchase plan.
New Store Openings and Infrastructure Investments
     The Company currently expects its overall square footage in fiscal 2009 to decrease slightly compared to the end of fiscal 2008, reflecting the net effect of approximately 18 net closures of Chico’s stores, 2 net openings of WH|BM stores, 7 net openings of Soma stores and 11 relocations/expansions. In light of recent challenges presented by the macroeconomic environment, the Company has scaled back net new store growth. However, the Company is continuously evaluating the appropriate new store growth rate in light of current economic conditions and may adjust its plans as deemed appropriate based on changes in these economic conditions.
     During the current period, the Company acquired property adjacent to its distribution center in Winder, Georgia comprising 39 acres of land and a 300,000 square foot building on the land. The purchase price totaled approximately $10.4 million and was funded from the Company’s existing cash, and marketable securities balances.
     The Company believes that the liquidity needed for its planned new stores (including the continued investment associated with its Soma brand), its continuing store remodel/expansion program, the investments required for its headquarters and recent distribution center expansion, its continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing cash and marketable securities balances, and, if necessary, the capacity included in its bank credit facility.
     The Company is working with SAP and JDA, third party vendors, to implement an enterprise resource planning system (ERP) to assist in managing its retail stores. This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth. On February 4, 2007, the Company completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system as well as rolling out the new financial systems at the same time. The Company recently initiated the second major phase of its multi-year plan with the successful roll out of the SAP core systems and the JDA allocation system for its WH|BM brand and is on schedule to substantially complete this phase for the Chico’s brand in the fourth quarter 2009. The third major phase contemplates ongoing enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company. During the first quarter of fiscal 2009, the Company announced the planned implementation of JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications instead of previously planned implementations of related SAP applications. Funding of the replaced SAP applications has come from the Company’s existing cash and marketable securities balances. The Company expects that the costs associated with the continuing implementation of the ERP system (including costs for the JDA applications and those SAP applications that the Company continues to implement) will be funded from the Company’s existing cash and marketable securities balances.

     Given the Company’s existing cash and marketable securities balances and the capacity included in its bank credit facility, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if the Company were to increase the number of new stores planned to be opened in future periods.
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
     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s privately branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the potential effect of public health issues related to infectious diseases, especially on the Company’s global supply chain, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand headquarters, distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate its direct-to-consumer operations, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma merchandise divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes, risks associated with public health issues, and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at August 1, 2009, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of August 1, 2009 has not significantly changed since January 31, 2009. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of August 1, 2009, the Company did not have any outstanding borrowings on its line of credit and, given its liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds and U.S. treasury securities. Although the variable rate demand notes have long-term nominal maturity dates ranging from 2012 to 2048, the interest rates are reset, either daily or every 7 days. Despite the long-term nature of the underlying securities, the Company expects to be able to quickly liquidate these securities based on the Company’s cash needs thereby creating a short-term instrument. The remainder of the portfolio, as of August 1, 2009, consisted of $14.5 million of securities with maturity dates less than one year and $10.4 million with maturity dates over one year and less than two years. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies these securities as short-term investments within current assets on the consolidated balance sheet. As of August 1, 2009, an increase of 100 basis points in interest rates would reduce fair value of the Company’s marketable securities by approximately $0.5 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities by approximately $0.5 million.
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
     As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in providing reasonable assurance in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in the Company’s periodic SEC filings.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     The Company was named as defendant in a putative class action filed in June 2008 in the Superior Court for the State of California, County of San Diego, Michele L. Massey Haefner v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, requested or required customers to provide personal identification information in conjunction with credit card transactions. The Company filed an answer denying the material allegations of the Complaint. The parties have exchanged class certification briefs and the Court has scheduled a hearing on class certification in September. The Company continues to believe that the case is wholly without merit and, thus, does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

				Approximate
				Dollar Value of
			Total Number of	Shares that May
			Shares Purchased	Yet Be Purchased
	Total Number of		as Part of	Under the
	Shares	Average Price	Publicly	Publicly
Period	Purchased(a)	Paid per Share	Announced Plans	Announced Plans
May 3, 2009 to May 30, 2009	265	$8.10	—	$—
May 31, 2009 to July 4, 2009	1,816	$9.83	—	$—
July 5, 2009 to August 1, 2009	—	$—	—	$—

Total	2,081	$9.63	—	$—

(a)	Consists of 2,081 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Stockholders of the Company was held on June 25, 2009. There were 177,290,081 shares of common stock entitled to vote at the meeting. The following matters were voted upon:
a)	Election of Directors:

	Votes For	Votes Withheld
Class I -Term Expiring in 2012
Ross E. Roeder	161,444,243	4,670,211
Andrea M. Weiss	157,721,420	8,393,034
The terms of offices of David F. Dyer, David F. Walker, Verna K. Gibson, Betsy S. Atkins, John J. Mahoney, and John W. Burden, continued after the annual meeting.
b)	Proposal to approve Articles of Amendment to the Amended and Restated Articles of Incorporation of Chico’s FAS, Inc. to provide for a majority vote standard for uncontested director elections.

Voting Results:	For the Proposal	161,477,729
	Against the Proposal	4,394,889
	Abstentions	241,836
	Broker Non-Vote	—
c)	Proposal to ratify the appointment of Ernst & Young LLP as Independent Certified Public Accountants:

Voting Results:	For the Proposal	165,363,875
	Against the Proposal	541,460
	Abstentions	209,119

ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 3.1	Composite Articles of Incorporation of Chico’s FAS, Inc.

Exhibit 4.1	Composite Articles of Incorporation of Chico’s FAS, Inc.

Exhibit 10.1*
Credit Agreement by and among SunTrust Bank, the Company and the subsidiaries of the Company dated as of November 24, 2008, including the schedules and exhibits (Filed as Exhibit 10.1 to the Company’s Form 8-K/A as filed with the Commission on June 10, 2009).

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

CHICO’S FAS, INC.
Date: September 4, 2009	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer (Principal Executive Officer)

Date: September 4, 2009	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Executive Vice President – Finance, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)