Form 10-Q
period 2009-10-31
CHICOS FAS INC
filed 2009-12-07
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
October 31, 2009	001-16435
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At November 25, 2009, there were 177,981,872 shares outstanding of Common Stock, $.01 par value per share.

Chico’s FAS, Inc.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended
	October 31, 2009		November 1, 2008		October 31, 2009		November 1, 2008
		% of		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales

Net sales by Chico’s/Soma stores	$853,374	66.8	$832,052	68.8	$300,957	67.3	$269,079	68.2
Net sales by White House | Black Market stores	357,319	28.0	328,696	27.2	121,408	27.2	106,751	27.1
Net sales by Direct-to-Consumer	66,727	5.2	48,278	4.0	24,498	5.5	18,413	4.7

Net sales	1,277,420	100.0	1,209,026	100.0	446,863	100.0	394,243	100.0

Cost of goods sold	555,713	43.5	555,490	45.9	189,585	42.4	182,870	46.4

Gross margin	721,707	56.5	653,536	54.1	257,278	57.6	211,373	53.6

Selling, general and administrative expenses:
Store operating expenses	482,481	37.8	485,436	40.2	165,106	37.0	164,494	41.7
Marketing	58,976	4.6	61,673	5.1	24,974	5.6	22,043	5.6
National Store Support Center	85,123	6.7	83,553	6.9	30,887	6.9	26,535	6.7
Impairment charges	13,026	1.0	—	—	—	—	—	—

Total selling, general, and administrative expenses	639,606	50.1	630,662	52.2	220,967	49.5	213,072	54.0

Income (loss) from operations	82,101	6.4	22,874	1.9	36,311	8.1	(1,699)	(0.4)
Interest income, net	1,337	0.1	6,433	0.5	334	0.1	2,394	0.6

Income before income taxes	83,438	6.5	29,307	2.4	36,645	8.2	695	0.2
Income tax provision (benefit)	31,300	2.4	7,900	0.6	13,900	3.1	(1,300)	(0.3)

Net income	$52,138	4.1	$21,407	1.8	$22,745	5.1	$1,995	0.5

Per share data:

Net income per common share-basic	$0.29		$0.12		$0.13		$0.01

Net income per common & common equivalent share—diluted	$0.29		$0.12		$0.13		$0.01

Weighted average common shares outstanding—basic	177,348		176,452		177,662		176,517

Weighted average common & common equivalent shares outstanding—diluted	178,516		176,599		179,251		176,604

The accompanying notes are an integral part of these consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	October 31,	January 31,	November 1,
	2009	2009	2008
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$60,985	$26,549	$50,233
Marketable securities, at market	362,322	242,153	206,105
Receivables	5,845	33,993	38,287
Income tax receivable	728	11,706	—
Inventories	160,030	132,413	187,271
Prepaid expenses	24,152	21,702	24,063
Deferred taxes	7,524	17,859	19,131

Total Current Assets	621,586	486,375	525,090

Property and Equipment:
Land and land improvements	20,311	18,627	18,225
Building and building improvements	84,062	74,998	74,542
Equipment, furniture and fixtures	395,225	376,218	381,812
Leasehold improvements	416,003	418,691	428,755

Total Property and Equipment	915,601	888,534	903,334
Less accumulated depreciation and amortization	(386,999)	(327,989)	(319,083)

Property and Equipment, Net	528,602	560,545	584,251

Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets	38,930	38,930	38,930
Deferred taxes	39,398	38,458	29,406
Other assets, net	27,323	5,101	9,368

Total Other Assets	202,425	179,263	174,478

	$1,352,613	$1,226,183	$1,283,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$97,238	$56,542	$81,948
Accrued liabilities	123,069	88,446	83,883
Current portion of deferred liabilities	2,236	1,748	1,528

Total Current Liabilities	222,543	146,736	167,359

Noncurrent Liabilities:
Deferred liabilities	167,819	177,251	174,307

Stockholders’ Equity:
Common stock	1,779	1,771	1,765
Additional paid-in capital	266,112	258,312	257,854
Retained earnings	694,116	641,978	682,522
Other accumulated comprehensive income	244	135	12

Total Stockholders’ Equity	962,251	902,196	942,153

	$1,352,613	$1,226,183	$1,283,819

The accompanying notes are an integral part of these consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,138	$21,407

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization, cost of goods sold	5,770	7,122
Depreciation and amortization, other	66,637	68,190
Deferred tax expense (benefit)	9,394	(12,728)
Stock-based compensation expense, cost of goods sold	1,994	2,612
Stock-based compensation expense, other	4,549	6,822
Excess tax benefit from stock-based compensation	(1,473)	(100)
Impairment charges	13,026	—
Deferred rent expense, net	1,963	5,423
Loss on disposal of property and equipment	1,361	711
Decrease (increase) in assets —
Receivables, net	2,314	(528)
Income tax receivable	10,978	23,973
Inventories	(27,617)	(43,010)
Prepaid expenses and other	(2,671)	(3,035)
Increase (decrease) in liabilities —
Accounts payable	40,696	(6,186)
Accrued and other deferred liabilities	21,200	3,492

Total adjustments	148,121	52,758

Net cash provided by operating activities	200,259	74,165

CASH FLOWS FROM INVESTING ACTIVITIES:
(Purchases) sales of marketable securities, net	(120,061)	54,376
Purchases of property and equipment	(51,016)	(92,320)

Net cash used in investing activities	(171,077)	(37,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,960	307
Excess tax benefit from stock-based compensation	1,473	100
Repurchase of common stock	(179)	(196)

Net cash provided by financing activities	5,254	211

Net increase in cash and cash equivalents	34,436	36,432
CASH AND CASH EQUIVALENTS, Beginning of period	26,549	13,801

CASH AND CASH EQUIVALENTS, End of period	$60,985	$50,233

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$230	$39
Cash paid for income taxes, net	$19,242	$14,556
The accompanying notes are an integral part of these consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by generally accepted accounting principles in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal recurring adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 27, 2009. The January 31, 2009 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.
     The Company’s fiscal year ends on the Saturday closest to January 31 and is designated by the calendar year in which the fiscal year commences. Operating results for the thirty-nine weeks ended October 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.
     In the third quarter of fiscal 2009, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) as the source of authoritative U.S. GAAP for nongovernmental entities. The ASC does not change GAAP but rather takes the numerous individual pronouncements that previously constituted GAAP and reorganizes them into approximately 90 accounting topics, and displays all topics using a consistent structure. Citing particular content in the ASC involves specifying the unique numeric path to the content. The adoption of ASC did not have any effect on the Company’s consolidated results of operations, financial position or cash flows.
     On August 1, 2009, the Company adopted new guidance under the Subsequent Events topic of the ASC. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this guidance, the Company has evaluated subsequent events through the date and time the financial statements were issued on December 7, 2009 and concluded that no subsequent events have occurred that would require additional disclosure in the notes to the financial statements.
Note 2. Impairment Charges
Long-Lived Assets
     During the first quarter of fiscal 2009, the Company incurred non-cash impairment charges totaling approximately $8.1 million which are included in the Company’s consolidated statements of income within selling, general and administrative expenses. The impairment was related to the write-off of development costs for software applications that reflected the Company’s decision to deploy alternative inventory planning and allocation software.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 2. Impairment Charges (continued)
     During the second quarter of fiscal 2009, the Company completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, determined that the carrying values of certain assets exceeded their future undiscounted cash flows. Under the accounting guidance regarding long-lived assets, in circumstances where future undiscounted cash flows expected to be generated by an asset are less than its carrying amount, the asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. With respect to the assets identified, the Company determined their fair value of these assets by discounting their future cash flows using a rate approximating the Company’s cost of capital, which resulted in an impairment charge being recorded in the second quarter of approximately $1.1 million.
Note Receivable
     During fiscal 2007, the Company consummated a transaction under which it sold a parcel of land for a sales price totaling $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million due on August 1, 2009 which was secured by a purchase money mortgage. During the second quarter of fiscal 2009, the Company determined, based on an independent evaluation of the fair value of the underlying collateral and coupled with the debtor’s apparent inability to pay the note in full, that the note receivable was impaired. As a result, the Company recorded a non-cash impairment charge of approximately $3.8 million, which was determined based on the difference between the book value of the note and the independent evaluation of the fair value of the land. The amount of this impairment charge was included in the Company’s second quarter consolidated statements of income within selling, general and administrative expenses. Additionally, upon determining the note was impaired, the Company ceased recognizing any further interest income and also reversed the then year-to-date interest income of approximately $0.8 million. As of October 31, 2009, the balance of the note, totaling approximately $22.0 million, is classified within other assets in the Company’s consolidated balance sheets.
Note 3. Restructuring Charges
     During the fourth quarter of fiscal 2008, in an effort to reduce costs and enhance efficiencies, the Company announced a workforce reduction that included the elimination of approximately 180 positions, or approximately 11% of the National Store Support Center’s employee base. In addition, the Company incurred charges related to the separation agreement with its former Chief Executive Officer. In connection with these actions, the Company recorded approximately $10.0 million of personnel separation costs. The following table reflects the change, during the first nine months of fiscal 2009, in the severance and workforce reduction amounts remaining to be paid (amounts in thousands):

	Thirty-nine weeks ended October 31, 2009
	Beginning balance	Charges	Payments	Ending balance
Severance and workforce reduction liability	$8,698	$—	$(8,271)	$427

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Income Taxes
     The unrecognized tax benefits were $10.1 million and $10.6 million at October 31, 2009 and January 31, 2009, respectively. There have been no significant changes to the balance of unrecognized tax benefits reported at January 31, 2009. As of October 31, 2009, the Company does not believe that its estimates, as otherwise provided for on such tax positions, will significantly increase or decrease within the next twelve months. The Company is currently subject to income tax examinations being conducted by various states, but does not expect the resolution of these examinations will have a material impact on its financial position, results of operations, or liquidity.
Note 5. Stock-Based Compensation
General
     In accordance with accounting guidance pertaining to stock compensation, the Company recorded share-based compensation expense during the thirteen and thirty-nine weeks ended October 31, 2009. Stock-compensation expense consists of compensation for all share-based awards granted subsequent to January 29, 2006, and is based on the grant date estimated fair value. During the thirteen and thirty-nine weeks ended November 1, 2008, stock-based compensation expense for share-based awards recognized included: (a) the applicable portion of compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, and (b) the applicable portion of compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the accounting guidance.
Methodology Assumptions
     The Company uses the Black-Scholes option-pricing model to value the Company’s stock options. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company’s stock option awards, which are subject to pro-rata vesting generally over 3 years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption inherent in the pricing model is based on the historical volatility of the Company’s stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company’s stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is generally ten years, as well as the vesting period of an award, which is generally pro-rata vesting over 3 years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
     The weighted average assumptions relating to the valuation of the Company’s stock options for the thirty-nine and thirteen weeks ended October 31, 2009 and November 1, 2008 were as follows:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Weighted average fair value of grants	$2.50	$2.99	$7.14	$2.46
Expected volatility	62%	46%	66%	50%
Expected term (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	1.8%	2.4%	2.2%	2.9%
Expected dividend yield	N/A	N/A	N/A	N/A
Performance Shares
     During the first quarter of fiscal 2009, the Company granted David F. Dyer, President and Chief Executive Officer of the Company, a performance award grant under which Mr. Dyer is eligible to receive from 0 to 133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals over the one-year period ending January 30, 2010. Any shares earned as a result of the achievement of such goals will vest 3 years from the date of grant. The Company is accounting for the grant by recording compensation expense, based on the number of shares ultimately expected to vest and recognized on a straight-line basis over the 3-year service period. The Company reevaluates the amount of compensation expected to be earned at the end of each reporting period and records an adjustment, if necessary.
Stock-Based Compensation Activity
     As of October 31, 2009, 6,668,963 nonqualified options are outstanding at a weighted average exercise price of $12.59 per share, and 8,618,644 shares remain available for future grants of either stock options, restricted stock, restricted stock units, stock appreciation rights (SARs) or performance shares.
     The following table presents a summary of the Company’s stock option activity for the thirty-nine weeks ended October 31, 2009:

		Weighted
	Number of	Average
	Shares	Exercise Price
Outstanding, beginning of period	7,763,161	$14.10
Granted	993,000	5.74
Exercised	(574,880)	6.19
Canceled or expired	(1,512,318)	18.27

Outstanding, end of period	6,668,963	12.59
Exercisable at October 31, 2009	3,201,536	20.71

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
     The following table presents a summary of the Company’s restricted stock activity for the thirty-nine weeks ended October 31, 2009:

		Weighted
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Nonvested, beginning of period	1,112,004	$6.31
Granted	178,146	7.16
Vested	(190,205)	12.31
Canceled	(113,671)	5.46

Nonvested, end of period	986,274	5.40

     For the thirty-nine and thirteen weeks ended October 31, 2009 and November 1, 2008, respectively, stock-based compensation expense was recorded as follows (in thousands):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Cost of goods sold	$1,994	$2,612	$559	$806
Selling, general and administrative expenses	4,549	6,822	1,807	2,260

Stock-based compensation expense before income taxes	$6,543	$9,434	$2,366	$3,066
Income tax benefit	2,511	2,835	900	821

Total stock-based compensation expense after income taxes	$4,032	$6,599	$1,466	$2,245

Note 6. Net Income Per Share
     Basic Earnings Per Share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and performance awards.
     In June 2008, new accounting guidance was issued on determining whether share-based awards are participating securities. In accordance with this guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For the Company, participating securities are comprised of unvested restricted stock awards. These participating securities, prior to the application of this guidance, were excluded from weighted average common shares outstanding in the calculation of basic earnings per share.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2009
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Net Income Per Share (continued)
     In accordance with the new provisions, the basic and diluted earnings per share amounts have been retroactively adjusted for all periods presented to include outstanding unvested restricted stock in the calculation of basic weighted average shares outstanding.
     The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of income:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1,2008

Weighted average common shares outstanding — basic	177,348,442	176,452,164	177,661,902	176,516,557
Dilutive effect of stock options and performance shares outstanding	1,167,520	146,795	1,589,267	86,962

Weighted average common and common equivalent shares outstanding — diluted	178,515,962	176,598,959	179,251,169	176,603,519

     For the three and nine month periods ended October 31, 2009, 2,629,786 and 3,532,428 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares was antidilutive.
     For the three and nine month periods ended November 1, 2008, 5,600,498 and 5,476,417 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares was antidilutive.
Note 7. Fair Value Measurements
     The Company’s financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate current fair value due to the short-term nature of the instruments.
     Marketable securities are classified as available-for-sale and generally consist of variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds and U.S treasury securities. Although the variable rate demand notes, totaling $251.8 million, have long-term nominal maturity dates ranging from 2011 to 2048, the interest rates are reset either daily or every 7 days. Despite the long-term nature of the underlying securities of the variable rate demand notes, the Company has the ability to quickly liquidate these securities. The remainder of the portfolio, as of October 31, 2009 consisted of $86.7 million of securities with maturity dates less than one year and $23.8 million with maturity dates over one year and less than or equal to two years.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2009
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
     There were no securities in an unrealized loss position as of October 31, 2009. Furthermore, the Company determined that the difference between the amortized cost and fair value of these securities was not material.
     Effective February 1, 2009, the Company adopted the provisions regarding fair value measurements, as it applies to financial and non-financial assets and liabilities. The new guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The new guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. A three-level hierarchy was established, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
     The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or a liability on the measurement date. The three levels are defined as follows:

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
     The Company measures certain financial assets at fair value on a recurring basis, including its marketable securities (which are classified as available-for-sale securities), certain cash equivalents, (specifically its money market accounts), assets held in the Company’s deferred compensation plan and the Company’s note receivable. The Company’s money market accounts are valued based on quoted market prices in active markets. The types of instruments valued based on other observable inputs include variable rate demand notes and municipal bonds. The Company’s investments in its non-qualified Deferred Compensation Plan are valued using quoted market prices and are included in other assets on the Company’s consolidated balance sheets. The note receivable’s value is based on the value of the underlying real estate collateral as determined by an independent third party using observable market data.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 31, 2009
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
     The Company categorized these financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

	As of October 31, 2009
	Total	Level 1	Level 2	Level 3
Current Assets
Cash equivalents	$11,782	$11,782	$—	$—
Marketable securities	362,322	10,489	351,833	—
Non Current Assets
Note receivable	22,000	—	22,000	—
Deferred compensation plan assets	4,044	—	4,044	—

Total	$400,148	$22,271	$377,877	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     For the third quarter of fiscal 2009 ended October 31, 2009 (the “third quarter”), net sales increased from $394.2 million to $446.9 million and consolidated comparable store sales (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) increased 12.8% compared to the 13.4% decrease for the like period last year ended November 1, 2008. The Chico’s brand’s comparable store sales, which include the Soma brand, increased approximately 12.2% while the WH|BM brand’s comparable store sales increased approximately 14.4%. In the third quarter the Company recorded net income of $22.7 million or $0.13 per diluted share, compared to net income of $2.0 million, or $0.01 per diluted share for the like period last year.
     For the nine months ended October 31, 2009, the Company had net income of $52.1 million or $0.29 per diluted share, compared to net income of $21.4 million, or $0.12 per diluted share in the first nine months of the prior fiscal year. The results for the year-to-date period included non-cash impairment charges, which consist of $8.1 million related to the write-off of development costs for software applications, $3.8 million related to the impaired portion of a note receivable and $1.1 million related to the write-down of assets at certain underperforming stores.
     Direct-to-consumer sales increased 33% in the third quarter over the prior year’s third quarter and over 38% for the year-to-date period this year compared to last year’s comparable period.
     During the third quarter, the Company successfully executed its key strategies which resulted in continued improvement in the financial results at the Chico’s and WH|BM brands, despite the perceived challenging sales environment. The Company also continued to invest in and expand upon its direct-to-consumer channel, with encouraging year-to-date results. Lastly, the success of on-going savings initiatives throughout the Company has contributed to a significant decrease in the selling, general and administrative expenses, as a percentage of sales.
     The Company believes that the successful performance of the Chico’s brand is primarily a result of improved merchandise offerings, an effective print and television marketing campaign in the third quarter, and the Company’s renewed focus on providing its customers with amazing customer service. As a result, the brand continued to experience improvement in its comparable store sales during the third quarter and will continue to execute its strategies with an eye toward continuing this trend through the end of the year. Positive momentum continued at the WH|BM brand during the third quarter, resulting in positive comparable store sales for the third consecutive quarter.

     The Company’s balance sheet as of October 31, 2009 includes $423.3 million in cash and marketable securities, which reflects a near $167 million increase from a year ago. The Company believes its financial position increases its flexibility and reinforces its ability to successfully execute its strategies in a slowly recovering economic environment.
Results of Operations — Thirteen Weeks Ended October 31, 2009 Compared to the Thirteen Weeks Ended November 1, 2008.
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores, and net sales by the direct-to-consumer channel in dollars and as a percentage of total net sales for the thirteen weeks ended October 31, 2009 (the “current period”) and November 1, 2008 (the “prior period”) (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 31, 2009		November 1, 2008

Net sales by Chico’s/Soma stores	$300,957	67.3%	$269,079	68.2%
Net sales by WH|BM stores	121,408	27.2	106,751	27.1
Net sales by Direct-to-Consumer	24,498	5.5	18,413	4.7

Net sales	$446,863	100.0%	$394,243	100.0%

     Net sales for all three brands increased in the current period from the prior period primarily due to increases in each brand’s comparable store net sales.
     The consolidated comparable store sales increase of 12.8% was driven primarily by an increase in the number of transactions at Chico’s front-line stores and a 3.0% increase in the average unit retail price (the percentage change management believes to represent a reasonable approximation of the percentage change attributable to price changes, level of markdowns, changes in product mix, or a combination of the three). Comparable store sales results also benefited from an increase of 3.9% in the WH|BM average unit retail price and, to a lesser extent from increased transactions at WH|BM front-line stores. The Chico’s brand comparable store sales, which include the Soma brand, increased by approximately 12.2% and the WH|BM brand’s comparable store sales increased by approximately 14.4% from the comparable period last year.
     Net sales for the direct-to-consumer channel for all the Company’s brands increased $6.1 million, or 33.0%, in the third quarter compared to the like period last year. This increase is attributable to strong direct-to-consumer sales for the Chico’s and WH|BM brands, which the Company believes is a direct result of its increased focus on this previously underinvested channel.

     Cost of Goods Sold/Gross Margin
     The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended October 31, 2009 and November 1, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 31, 2009	November 1, 2008

Cost of goods sold	$189,585	$182,870
Gross margin	257,278	211,373
Gross margin percentage	57.6%	53.6%
     Gross margin as a percentage of sales for the current quarter was 57.6%, compared to 53.6% in the third quarter of fiscal 2008 resulting primarily from significant improvements in the brand margins at both Chico’s and WH|BM. The increased margins benefited primarily from lower markdowns accompanied by higher initial markups for the Chico’s/Soma and WH|BM brands. These increases in gross margin were partially offset by continued investment in the Company’s merchandise payroll.
     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and National Store Support Center (“NSSC”) costs in dollars and as a percentage of total net sales for the thirteen weeks ended October 31, 2009 and November 1, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 31, 2009	November 1, 2008

Store operating expenses	$165,106	$164,494
Percentage of total net sales	37.0%	41.7%
     Store operating expenses include all direct expenses, including such items as personnel, occupancy, depreciation and supplies, incurred to operate the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of the Company’s stores including district and regional management expenses and other store support functions. Expressed as a percentage of net sales, store operating expenses decreased by approximately 470 basis points compared to the prior period primarily as the result of leverage associated with improved comparable store sales as well as effective implementation of ongoing store-level cost reduction strategies such as those addressing payroll, supplies and shipping costs.

	Thirteen Weeks Ended
	October 31, 2009	November 1, 2008

Marketing	$24,974	$22,043
Percentage of total net sales	5.6%	5.6%

Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail), national advertising expenses and related support costs. The increase in dollars in marketing expense was due to increases in print and broadcast advertisement associated with expanded national marketing campaigns for the Chico’s and WH|BM brands designed to more effectively target purchasing during the fall and holiday shopping seasons. As a percentage of sales, marketing expenses were flat compared to last year due to leverage associated with increased comparable store sales.

	Thirteen Weeks Ended
	October 31, 2009	November 1, 2008

National Store Support Center	$30,887	$26,535
Percentage of total net sales	6.9%	6.7%
     NSSC expenses consist of the corporate level support functions including executive management, human resources, management information systems and finance, among others. Expressed as a percentage of net sales, NSSC expenses increased in the current period by approximately 20 basis points compared to the prior period mainly due to approximately $4.3 million of incremental performance-based compensation accruals offset by expense control efforts.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended October 31, 2009 and November 1, 2008 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 31, 2009	November 1, 2008

Interest income, net	$334	$2,394
Percentage of total net sales	0.1%	0.6%
     Notwithstanding the significant increase in the marketable securities balances year-over-year, interest income decreased as a percentage of sales by approximately 50 basis points in the third quarter compared to the prior period primarily due to substantially lower interest rates.
     Provision (Benefit) for Income Taxes
     The income tax provision in the third quarter of fiscal 2009 was $13.9 million compared to an income tax benefit of $1.3 million in the third quarter of fiscal 2008. The increase in the current period effective tax rate was due primarily to an increase in pre-tax income, coupled with a reduction in the amount of income tax benefit recognized for tax-exempt interest income and from reduced charitable donations of inventory.

Results of Operations — Thirty-Nine Weeks Ended October 31, 2009 Compared to the Thirty-Nine Weeks Ended November 1, 2008.
     Net Sales
     The following table shows net sales by Chico’s/Soma stores, net sales by WH|BM stores and net sales by the direct-to-consumer channel in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 31, 2009 (the “current period”) and November 1, 2008 (the “prior period”) (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2009		November 1, 2008

Net sales by Chico’s/Soma stores	$853,374	66.8%	$832,052	68.8%
Net sales by WH|BM stores	357,319	28.0	328,696	27.2
Net sales by Direct-to-Consumer	66,727	5.2	48,278	4.0

Net sales	$1,277,420	100.0%	$1,209,026	100.0%

     Net sales for all three brands increased in the current period from the prior period primarily due to increased comparable store sales, and to a lesser extent as a result of increased sales from new store openings.
     The consolidated comparable store sales increase of 3.5% was driven primarily by a 5.0% increase in the Chico’s average unit retail price, which was partially offset by a slight decrease in transactions at Chico’s front-line stores. Comparable store sales results also benefited from an increase in both the number of units per transaction as well as total transactions at the WH|BM brand compared to the like period last year. The Chico’s brand comparable store sales, which include the Soma brand, increased by approximately 2.0% and the WH|BM brand’s comparable store sales increased by approximately 7.4% compared to the prior period.
     Net sales for the direct-to-consumer channel for all three of the Company’s brands, increased $18.4 million, or 38.2% in the current period compared to the prior period. This increase is attributable to strong direct-to-consumer sales for the Chico’s and WH|BM brands, which the Company believes is a direct result of its focus on this previously underinvested channel.
     Cost of Goods Sold/Gross Margin
     The following table shows cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008

Cost of goods sold	$555,713	$555,490
Gross margin	721,707	653,536
Gross margin percentage	56.5%	54.1%
     Gross margin as a percentage of sales for the current period was 56.5%, compared to 54.1% for the comparable prior year period, resulting primarily from (i) an improvement in the Chico’s brand merchandise margin driven by lower markdowns and higher initial markups, (ii) improved merchandise margins at WH|BM due to higher initial markups and lower markdowns and, (iii) an improvement in merchandise margins at the Chico’s outlet stores due to increased penetration of made for outlet product. These increases in gross margin were partially offset by the continued investment in the Company’s merchandise payroll.

     Selling, General, and Administrative Expenses
     The following tables show store operating expenses, marketing, and NSSC costs in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008

Store operating expenses	$482,481	$485,436
Percentage of total net sales	37.8%	40.2%
     Store operating expenses include all direct expenses, including personnel, occupancy, depreciation and supplies, incurred to operate the Company’s stores. In addition, store operating expenses include those costs necessary to support the operation of the Company’s stores, including district and regional management expenses and other store support functions. Expressed as a percentage of net sales, store operating expenses in the current period decreased by approximately 240 basis points compared to the prior period primarily due to leverage associated with improved comparable store sales as well as effective implementation of on-going store-level cost reduction initiatives.

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008

Marketing	$58,976	$61,673
Percentage of total net sales	4.6%	5.1%
     Marketing expenses include expenses related to the Company’s national marketing programs such as direct marketing efforts (including direct mail and e-mail), national advertising expenses and related support costs. Marketing expenses decreased as a percentage of net sales by approximately 50 basis points due to leverage associated with improved comparable store sales and an overall decrease in print and mail advertising in the current period compared to the prior period.

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008

National Store Support Center	$85,123	$83,553
Percentage of total net sales	6.7%	6.9%
     NSSC expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. Expressed as a percentage of net sales, NSSC expenses decreased in the current period by approximately 20 basis points compared to the prior period mainly due to the leverage associated with comparable store sales increases and expense control efforts which were partially offset by higher performance-based compensation accruals.

     Impairment Charges
     The following table shows impairment charges in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 31, 2009 (dollar amounts in thousands):

Thirty-Nine Weeks Ended
October 31, 2009

Impairment charges	$13,026
Percentage of total net sales	1.0%
     The impairment charges recognized include non-cash impairment charges in both the first and second quarters of fiscal 2009. During the first quarter of fiscal 2009, an impairment charge totaling $8.1 million was recorded related to the write-off of development costs for software applications. During the second quarter of fiscal 2009, a non-cash charge totaling $3.8 million was incurred related to the partial write-off of a note receivable the Company determined was impaired, and $1.1 million in non-cash impairment charges related to the write-off of fixed assets at certain underperforming stores. The total net-of-tax impairment charges for the first nine months of fiscal 2009 was $8.1 million. No impairment charges were recognized in the first nine months of fiscal 2008.
     Interest Income, net
     The following table shows interest income, net in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 31, 2009	November 1, 2008

Interest income, net	$1,337	$6,433
Percentage of total net sales	0.1%	0.5%
     Notwithstanding the significant increase in the marketable securities balances year-over-year, interest income decreased in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 primarily due to substantially lower interest rates on its investments and, to a lesser extent, due to the reversal of approximately $0.8 million in interest income recorded in fiscal 2009 on the Company’s note receivable which may not be collected.
     Provision for Income Taxes
     The Company’s effective tax rate for the current period was 37.5% compared to an effective tax rate of 27.0% for the prior period. The increase in the current period effective tax rate was due primarily to an increase in pre-tax income, coupled with a reduction in the amount of income tax benefit recognized for tax-exempt interest income and from reduced charitable donations of inventory.

Liquidity and Capital Resources
     The Company’s ongoing capital requirements continue to be for funding capital expenditures for new, expanded, relocated and remodeled stores, for planned expansion of its NSSC, distribution center and other central support facilities, and for continued improvement in information technology tools, including the ongoing conversion to the SAP and JDA planning and allocation software platforms.
     The following table shows the Company’s capital resources as of October 31, 2009 and November 1, 2008 (amounts in thousands):

	October 31, 2009	November 1, 2008

Cash and cash equivalents	$60,985	$50,233
Marketable securities	362,322	206,105
Working capital	399,043	357,731
     Working capital increased from November 1, 2008 to October 31, 2009 primarily due to an increase in cash and marketable securities resulting from higher net sales as well as implementation of the Company’s planned reduction in capital expenditure spending during fiscal 2009, offset in part by the reclassification of the note receivable held by the Company from a current asset to a long-term asset.
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
     Operating Activities
     Net cash provided by operating activities was $200.3 million and $74.2 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. The $126.1 million increase in cash flows from operating activities in the current period from the prior fiscal year resulted primarily from improved operating results, lower inventory investment and an increase in accounts payable and accrued expenses. Net cash provided by operating activities reflects the recognition of $13.0 million of non-cash impairment charges with there being no corresponding charge in the prior period.
     Investing Activities
     Net cash used in investing activities was $171.1 million and $37.9 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. The increase was essentially due to the purchase of marketable securities in the current period compared with sales of marketable securities in the prior period, offset in part by a reduction in the amount of cash used for capital expenditures.
     The investment in capital expenditures during the current period was primarily related to costs associated with system upgrades and new software implementations, the planning and opening of new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores and other miscellaneous capital expenditures including costs associated with the Company’s NSSC’s improvements and distribution center expansion aggregating $51.0 million compared to capital expenditures aggregating $92.3 million in the prior year.

     Financing Activities
     Net cash provided by financing activities was $5.3 million and $0.2 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively.
     The Company received proceeds, in the current and prior period, from employee stock option exercises and employee participation in its employee stock purchase plan.
New Store Openings and Infrastructure Investments
     The Company currently expects its overall square footage in fiscal 2009 to be flat or decrease slightly compared to the end of fiscal 2008, reflecting the net effect of approximately 18 net closures of Chico’s stores, 3 net openings of WH|BM stores, 6 net openings of Soma stores and 10 relocations/expansions across all brands. The Company continuously evaluates the appropriate new store growth rate and store size in light of current economic conditions and may adjust its plans as deemed appropriate based on changes in economic conditions or as opportunities may arise.
     During the current fiscal year, the Company acquired property adjacent to its distribution center in Winder, Georgia comprising 39 acres of land and a 300,000 square foot building on the land. The purchase price totaled approximately $10.4 million and was funded from the Company’s existing cash and marketable securities balances.
     The Company believes that the liquidity needed for its planned new stores (including the continued investment associated with its Soma brand), its continuing store remodel/expansion program, the investments required for its NSSC and recent distribution center expansion, its continued installation and upgrading of new and existing software packages, and maintenance of proper inventory levels associated with this growth will be funded primarily from cash flow from operations and its existing cash and marketable securities balances, and, if necessary, the capacity included in its bank credit facility.
     The Company is working with SAP and JDA, third party vendors, to implement an enterprise resource planning system (“ERP”). This fully integrated system is expected to support and coordinate all aspects of product development, merchandising, store support, finance and accounting and to be fully scalable to accommodate future growth.
     On February 4, 2007, the Company completed the first major phase of its multi-year, planned implementation of the new ERP system by converting its Soma brand to the new merchandising system as well as rolling out the new financial systems at the same time.
     During the first quarter of fiscal 2009, the Company announced the planned implementation of JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications instead of previously planned implementations of related SAP applications and revised its roll out plan accordingly.
     The Company recently completed the second major phase of its multi-year plan with the successful roll out of the SAP core systems and the JDA allocation system for its Chico’s and WH|BM brands. The third major phase contemplates ongoing enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions within the Company.

     The Company expects that the costs associated with the continuing implementation of the ERP system (including costs for the JDA applications and those SAP applications that the Company continues to implement) will be funded from the Company’s existing cash and marketable securities balances.
     Given the Company’s existing cash and marketable securities balances and the available borrowing capacity included in its bank credit facility, the Company does not believe that it would need to seek other sources of financing to conduct its operations or pursue its expansion plans even if cash flow from operations should prove to be less than anticipated or if the Company were to increase the number of new stores planned to be opened in future periods.
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
     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, the ability of the Company to secure and maintain customer acceptance of the Company’s styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from vendors, the extent and nature of competition in the markets in which the Company operates, the extent of the market demand and overall level of spending for women’s privately branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of the Company’s suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the potential effect of public health issues related to infectious diseases, especially on the Company’s global supply chain, the rate of new store openings, the buying public’s acceptance of any of the Company’s new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand its NSSC, distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate its direct-to-consumer operations, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma merchandise divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes, risks associated with public health issues, and other risks. In addition, there are potential risks and uncertainties that are peculiar to the Company’s reliance on sourcing from foreign vendors, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation
     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters, including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at October 31, 2009, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to the Company would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of the Company’s financial instruments as of October 31, 2009 has not significantly changed since January 31, 2009. The Company is exposed to market risk from changes in interest rates on any future indebtedness and its marketable securities.
     The Company’s exposure to interest rate risk relates in part to its revolving line of credit with its bank; however, as of October 31, 2009, the Company did not have any outstanding borrowings on its line of credit and, given its liquidity position, does not expect to utilize its line of credit in the foreseeable future except for its continuing use of the letter of credit facility portion thereof.
     The Company’s investment portfolio is maintained in accordance with the Company’s investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company’s investment portfolio generally consists of cash equivalents and marketable securities, including variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds and U.S. treasury securities. Although the variable rate demand notes, totaling $251.8 million, have long-term nominal maturity dates ranging from 2011 to 2048, the interest rates are reset, either daily or every 7 days. Despite the long-term nature of the underlying securities, the Company has the ability to quickly liquidate these securities. The remainder of the portfolio, as of October 31, 2009 consisted of $86.7 million of securities with maturity dates less than one year and $23.8 million with maturity dates over one year and less than or equal to two years. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies these securities as short-term investments within current assets on the consolidated balance sheet. As of October 31, 2009, an increase of 100 basis points in interest rates would reduce fair value of the Company’s marketable securities by approximately $1.0 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of the Company’s marketable securities by approximately $0.9 million.

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
     The Company was named as defendant in a putative class action filed in June 2008 in the Superior Court for the State of California, County of San Diego, Michele L. Massey Haefner v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, requested or required customers to provide personal identification information in conjunction with credit card transactions. The Company filed an answer denying the material allegations of the Complaint. The parties exchanged class certification briefs and the Court scheduled a hearing on class certification in September. After the hearing, the Court issued an Order denying the plaintiff’s motion for class certification. As a result, the case will proceed as a single plaintiff case only, unless the ruling is overturned on appeal. The Company continues to believe that the case is wholly without merit. As a single plaintiff case, the Company does not believe that it is material or will have any material adverse effect on the Company’s financial condition or results of operations. Therefore, unless overturned on appeal, the Company will no longer include a report on this matter in future filings on Form 10-K or 10-Q.
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
     The following table sets forth information concerning purchases made by the Company of its common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Approximate
			Total	Dollar Value of
			Number of Shares	Shares that
			Purchased as	May Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Publicly
Period	Purchased(a)	per Share	Plans	Announced Plans
August 2, 2009 to August 29, 2009	1,837	$12.09	—	$—
August 30, 2009 to October 3, 2009	5,299	$12.67	—	$—
October 4, 2009 to October 31, 2009	—	$—	—	$—

Total	7,136	$12.52	—	$—

(a)	Consists of 7,136 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

ITEM 6.	EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1*
Credit Agreement by and among SunTrust Bank, the Company and the subsidiaries of the Company dated as of November 24, 2008, including the schedules and exhibits (Filed as Exhibit 10.1 to the Company’s Form 8-K/A (Amendment No. 2) as filed with the Commission on September 30, 2009).

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

CHICO’S FAS, INC.
Date: December 7, 2009	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer (Principal Executive Officer)

Date: December 7, 2009	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger Executive Vice President – Finance, Chief
Financial Officer and Treasurer (Principal Financial and Accounting Officer)