Form 10-K
period 2010-01-30
CHICOS FAS INC
filed 2010-03-24
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16435

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Approximately $2,018,000,000 as of July 31, 2009 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on August 2, 2009).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share — 178,615,561 shares as of March 12, 2010.

Documents incorporated by reference:

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 24, 2010.

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED JANUARY 30, 2010

PART I

ITEM 1.	BUSINESS

General

Chico’s FAS, Inc., a Florida corporation, is a national specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items under the Chico’s, White House | Black Market (“WH|BM”) and Soma Intimates (“Soma”) brand names. As of January 30, 2010, we operated 1,080 stores across 48 states, the District of Columbia, Puerto Rico and the Virgin Islands and e-commerce websites for each of our brands.

As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 30, 2010 (“fiscal 2009” or “2009”), January 31, 2009 (“fiscal 2008” or “2008”), February 2, 2008 (“fiscal 2007” or “2007”), February 3, 2007 (“fiscal 2006 or “2006”) and January 28, 2006 (“fiscal 2005” or “2005”). Each of these periods had 52 weeks, except for fiscal 2006, which consisted of 53 weeks.

Our Brands

Chico’s.  The Chico’s brand, which began operations in 1983, sells primarily exclusively designed, private branded clothing focusing on women 35 and over with a moderate to high income level. The styling interprets fashion trends in a unique, relaxed manner using generally easy-care fabrics. Interpreting current fashion trends with frequent deliveries of new and distinctive designs, Chico’s emphasizes a comfortable relaxed fit in a modern style. Accessories, such as handbags, belts, scarves, earrings, necklaces and bracelets, are specifically designed to coordinate with the colors and patterns of the Chico’s brand clothing, enabling customers to easily individualize their wardrobe selections. The Chico’s brand controls almost all aspects of the design process, including choices of pattern, prints, construction, design specifications, fabric, finishes and color through in-house designers, purchased designs, and working with its independent suppliers to develop designs.

The distinctive nature of Chico’s clothing is carried through to its sizing. Chico’s uses international sizing, comprising sizes 0 (size 4-6), 1 (size 8-10), 2 (size 10-12), and 3 (size 14-16), and will occasionally offer one-size-fits-all and small, medium and large sizing for some items. The relaxed nature of the clothing allows the stores to utilize this kind of sizing and thus offer a wide selection of clothing without having to invest in a large number of different sizes within a single style. Chico’s has also added half sizes to some of its offerings.

White House | Black Market.  The WH|BM brand, which began operations in 1985 and which we acquired in September 2003, sells fashionable clothing and accessory items, primarily in black and white and related shades focusing on women who are 25 years old and over with a moderate to high income level. WH|BM offers feminine, sophisticated apparel and accessories from wearable basics to elegant fashion. The accessories at WH|BM, such as handbags, shoes, belts, earrings, necklaces and bracelets, are specifically developed and purchased to coordinate with the colors and patterns of the clothing, enabling customers to easily coordinate with and individualize their wardrobe selections. WH|BM controls almost all aspects of the design process, including choices of pattern, construction, specifications, fabric, finishes and color utilizing an in-house design team and also works closely with independent suppliers and agents to select, modify, and create the brand’s product offerings.

WH|BM uses American sizes in the 00-14 range (with online sizes up to size 16), which we believe is more appropriate for the target WH|BM customer. As a result, the fit of the WH|BM clothing tends to be more styled to complement the figure of a body-conscious woman, while still remaining comfortable.

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

Soma offers trend-right, innovative and expertly fitted intimate and lifestyle apparel, with designer quality at affordable prices. Soma offerings are broken into two broad categories: foundations and apparel. The foundations category includes bras, panties, and shapewear, while the apparel category includes activewear, sleepwear, robes and loungewear. The apparel offerings utilize small, medium and large sizing, while bras are sized using traditional American band and cup sizes. The Soma brand product offerings are developed by working closely with a small number of its independent suppliers and agents to design proprietary products in-house and, in some cases, include designs provided by its independent suppliers and under labels other than the Soma label.

Our Business Strategy

Our overall growth strategy is focused on a multi-faceted approach to retailing. This approach includes building our store base, improving store productivity levels, and growing our direct-to-consumer (“DTC”) channels. We build our store base primarily through the opening of new stores, the expansion of existing stores in our Chico’s and WH|BM brands, acquisitions such as the WH|BM brand, and the organic growth of Soma. We seek to improve store productivity with our product offerings and our Most Amazing Personal Service and we grow our DTC business through investments in the people, products, and infrastructure necessary to support our DTC channels.

To support these strategies and the associated increase in revenues and expenses, we were required to build our infrastructure. This increase in infrastructure included additions of senior and middle management level National Store Support Center (“NSSC”) associates, including our merchandising and marketing teams, increases in DTC staffing, the roll out of the SAP and JDA software to all brands (see page 6), expansion of our distribution center facilities, and other infrastructure initiatives. During fiscal 2009, we focused our infrastructure investments on areas where we could increase market share for each of the brands and the DTC channel.

We will continue to consider the acquisition or organic development of other specialty retail concepts when our research indicates that the opportunity is appropriate and in the best interest of the shareholders. We will also continue to explore a number of potential merchandise venues and brand extensions that would both complement the current brands and provide future growth. Our primary focus, however, remains on the core Chico’s, WH|BM and Soma brands.

In fiscal 2010, we will continue to focus on 1) rebuilding the Chico’s brand into a high performance brand, 2) growing the WH|BM and Soma store fleet, 3) accelerating the growth of our DTC sales, and 4) leveraging our cost structure and enhancing our systems. We believe that these initiatives, coupled with a strong balance sheet and targeting capital expenditures for higher returns on investment, will help us with an interim goal of reaching a level of profitability in fiscal 2011 comparable to that earned in fiscal 2005, where we earned over $1.00 per diluted share.

Our Customers

We believe that our customers deserve outstanding and personalized customer service and we strive to achieve this through our trademarked “Most Amazing Personal Service” standard. We provide store associates with specialized training in providing customer assistance and advice on their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. Our sales associates are encouraged to know their regular customers’ preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs.

We take pride in empowering our associates to make decisions that best serve our customer. We believe this sense of empowerment enables our associates to exceed customers’ expectations. In addition, many of the store managers and sales associates, especially for the Chico’s brand, were themselves our customers prior to joining us and can therefore more easily identify with current customers. Our associates are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates can locate the item at another location and arrange for it to be shipped directly to the customer.

Another key success strategy is building customer loyalty through focused preferred customer programs. The data we gather from these programs allow us to more sharply focus our design, merchandising and marketing efforts to better address and define the desires of our target customer.

•	Chico’s and Soma. Chico’s preferred customer club is known as the “Passport Club,” and is designed to encourage repeat sales and customer loyalty for our Chico’s and Soma brands. Features of the club include discounts, special promotions, invitations to private sales, and personalized phone calls regarding new Chico’s and Soma merchandise. A Chico’s or Soma customer signs up to join the Passport Club at no cost, initially as a “preliminary” member. Once the customer spends a total of $500 over any time frame in either brand, the customer becomes a “permanent” member and is entitled to a 5% discount on all apparel and accessory purchases, advance sale notices and other benefits, subject to certain restrictions. We are currently evaluating our Passport Club in conjunction with our overall customer research management and marketing activities to ensure that it remains a compelling reason for customers to shop at Chico’s.

In fiscal 2007, in conjunction with the repositioning of Soma to appeal to a broader customer base, we began testing a separate loyalty program for Soma. Although the test ended in fiscal 2008, it is possible we will offer a separate Soma loyalty program at a future date.

•	WH|BM. WH|BM’s preferred customer club is called “The Black Book.” The purposes, prerequisites, and benefits of The Black Book are identical to Passport Club except that a customer need only spend $300 over any time frame to become a “permanent” member. We are currently evaluating The Black Book in conjunction with our overall customer research management and marketing activities to ensure that it remains a compelling reason for customers to shop at WH|BM.

Our Stores

In general, our stores, which are internally referred to as boutiques, are located in upscale outdoor destination shopping areas, lifestyle specialty centers, shopping malls, and some standalone street front locations. Store locations are determined on the basis of various factors, including but not limited to: geographic market and demographic characteristics of the market, the location of the shopping venue including the site within the shopping center, proposed lease terms, and anchor tenants in a mall location.

In response to business conditions over the last two or so years, we have become more innovative in the way we execute our real estate strategy. For example, in fiscal 2009, we opened several “pop-up” stores. These stores are designed to take advantage of vacancies in high profile shopping locations. They require minimal investment and have short or flexible lease terms facilitating our ability to test a brand’s potential for success in a particular location. We also began the “sister store” concept, consisting of placing Soma stores within existing, oversized Chico’s stores. The sister store allows us to test Soma merchandise in new markets and should help improve the productivity of existing Chico’s stores.

In fiscal 2010, we expect an increase in square footage of approximately 5%, reflecting approximately 4 to 6 net openings of Chico’s stores, 13 to 15 net openings of WH|BM stores, approximately 30 net openings of Soma stores, and 12 to 14 relocations or expansions, which does not include “sister stores”.

Historically, our outlet stores have primarily acted as a channel for clearing marked down merchandise from our front-line stores. However, during fiscal 2009, we increased the amount of made-for-outlet product, primarily within the Chico’s brand outlets, which carries a higher margin than the clearance items from our front-line stores. We believe that this approach will allow us to increase outlet store margins and improve profitability. We expect to continue this strategy in fiscal 2010 and beyond and expand it to the WH|BM and Soma brands in the future.

As of January 30, 2010, we operated 1,080 retail stores in 48 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year
	2005	2006	2007		2008	2009

Company-Owned Stores
Stores at beginning of year(A)	645	749	907		1,038	1,076
Opened(B)	109	157	143		62	40
Acquired from franchisees	—	1	13		—	—
Acquired pursuant to Fitigues transaction	—	12	—		—	—
Closed	(5)	(12)	(25	)(C)	(24)	(36)

Stores at end of year	749	907	1,038		1,076	1,080

Franchise Stores
Stores at beginning of year	12	14	13		—	—
Opened	2	—	—		—	—
Acquired by Company	—	(1)	(13)		—	—

Stores at end of year	14	13	—		—	—

Total Stores	763	920	1,038		1,076	1,080

(A)	Not retroactively restated to include Fitigues stores prior to January 31, 2006.

(B)	Not retroactively restated to include Fitigues stores prior to January 31, 2006. Also, does not include relocations, expansions or conversions of previously existing stores within the same general market area (approximately five miles).

(C)	Includes 10 Fitigues stores closed in fiscal 2008.

	Fiscal Year End
	2005	2006	2007	2008	2009

Stores by Brand
Chico’s front-line	499	541	604	619	599
Chico’s outlet	31	34	37	41	44
Chico’s franchise	14	13	—	—	—
WH|BM front-line	196	254	309	328	333
WH|BM outlet	8	16	19	17	17
Soma Intimates front-line	15	52	68	70	83
Soma Intimates outlet	—	—	1	1	4
Fitigues front-line	—	9	—	—	—
Fitigues outlet	—	1	—	—	—

Total stores at end of year	763	920	1,038	1,076	1,080

Direct-to-Consumer

We currently mail a Chico’s and WH|BM catalog to current and prospective customers virtually every month. These catalogs are designed to drive customers into the stores and promote website and catalog sales. Each of our brands has its own dedicated website, www.chicos.com, www.whitehouseblackmarket.com and www.soma.com, providing customers the ability to order merchandise online or through our call centers. We occasionally mail stand-alone Soma catalogs, but also utilize Soma catalog inserts in selected Chico’s mailings, where applicable, as efficient customer prospecting tools.

Sales through the three websites, together with sales from our call centers’ toll free telephone numbers, amounted to $98.3 million in 2009 compared to $70.6 million in 2008, and are included in the each brand’s total sales. We view this area as a customer service for those who prefer shopping through these convenient alternative channels.

During fiscal 2009, our DTC growth of approximately 39% was a result of our strategy to invest in this previously underserved revenue channel. For fiscal 2010, we expect to continue to focus on this channel in order to increase our DTC sales penetration and look for future expansion.

Advertising and Promotion

Our marketing program currently consists of the following integrated components:

•	Loyalty programs — the Passport Club and The Black Book (see page 4)

•	Direct marketing activities: direct mail, e-mail, and localized calling campaigns

•	National print and broadcast advertising

•	Internet and direct phone sales

•	Social media

•	Public relations and community outreach programs

Our direct marketing efforts have been successful in driving traffic to stores and the DTC channels. During 2009, we expanded our prospecting efforts across all three brands. Also, we tested a number of new sources for prospects, and as a result, we were able to contribute a large number of new customers at a positive return on investment. Lastly, we developed a personalized “Lapsed Buyer” program that drove considerable customer reactivation. A large portion of the active Passport and Black Book customers maintained in the database currently receive an average of one mailer per month.

During fiscal 2009, we launched fresh marketing campaigns for our brands. The Chico’s brand aired television commercials during the Fall season for the first time in several years. In September 2009, the WH|BM brand launched its marketing campaign during “Fashion Week” in New York City positioning itself as a designer brand alternative. We believe that these marketing campaigns inspired our customers and were a key factor in our improved performance in fiscal 2009.

During fiscal 2009, we also began to use social media websites such as Facebook and Twitter to connect with our customers. Social media marketing is another strategy by which we can actively engage with customers to provide them targeted brand messages or news concerning our brands.

We also place great value on our “outreach programs.” These outreach programs include editors’ events, VIP parties, fashion shows and wardrobing parties. As part of these outreach programs, we encourage our managers and sales associates to become involved in community projects. We believe that these programs, in addition to helping build and support community and charitable activities, are also effective marketing vehicles in providing introductions to new customers.

Information Technology

We are committed to continuous improvement of our information systems to enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls. This effort includes testing of new products and applications to assure that we are able to take advantage of technological developments.

We have worked with SAP, a third party vendor, to implement an enterprise resource planning system (“ERP”) to manage all selling channels. This fully integrated system is expected to support and coordinate most aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth.

In fiscal 2007, we completed the first major phase of our multi-year, planned implementation of the new ERP system by converting Soma to the new merchandising system as well as rolling out the new financial systems at the same time. The second major phase was completed in early 2010 and we are currently utilizing this system in all of our brands. The third major phase includes on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions.

Also, in early fiscal 2009, we purchased JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications instead of previously planned implementations of related SAP applications and revised our roll out plan accordingly. We completed the implementation of the allocation functionality during fiscal 2009 and plan to complete a substantial portion of the remaining JDA applications in fiscal 2010.

Merchandise Distribution

Distribution for all brands is facilitated through our distribution centers in Winder, Georgia. New merchandise is generally received daily at the distribution centers. Merchandise from United States based suppliers arrives in Georgia by truck, rail, or air, as the circumstances require. A majority of the merchandise from foreign suppliers arrives in this country at various points of entry and is transported via truck or rail to the distribution centers. After arrival at a distribution center, merchandise is sorted and packaged for shipment to individual stores or for transfer to our DTC fulfillment center. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.

During fiscal 2009, we purchased an additional 39 acres of property, including an approximate 300,000 square foot building in close proximity to our existing distribution center for approximately $10.4 million. We believe that as a result of this acquisition together with additional infrastructure enhancements, our distribution facilities can now support over $3 billion in sales.

Product Development/Sourcing

Chico’s, WH|BM, and Soma private branded merchandise is developed through the coordinated efforts of their respective merchandising, creative and production teams working with its independent suppliers. Style, pattern, color and fabric for individual items of our private branded clothing are developed based upon perceived current and future fashion trends that will appeal to each brand’s target customer, anticipated future sales and historical sales data.

Chico’s and Soma have historically purchased most of their clothing and accessories from companies that manufacture such merchandise in foreign countries and take ownership of the goods at the point of consolidation in those foreign countries. WH|BM has historically purchased a significant amount of its clothing and accessories from domestic importers. However, all brands have experienced a growing trend where more of their clothing and accessories are purchased from companies that manufacture merchandise in foreign countries and we take ownership in the foreign country. We conduct business with all of our foreign suppliers and importers in United States currency.

Because of our initiatives to lower sourcing costs in various parts of the world and certain other long term uncertainties, we regularly evaluate where best to have our goods manufactured and may continue to pursue new supplier relationships throughout the world.

In order to leverage the purchasing power and talent of all three brands, we have recently consolidated our sourcing activities previously residing within each brand into one service group to support all three brands. We expect that this single group working in concert with our key supply chain partners, will deliver higher quality, lower piece goods and finished merchandise costs while providing the opportunity to lessen freight costs and perform more of the quality assurance function at the point of manufacture.

During fiscal 2009, we entered into a non-exclusive relationship with a sourcing service company. Acting as an agent for all three brands, this third party provides us with a number of different merchandise sourcing services. Aside from identifying key suppliers of apparel and other consumer goods, they are also involved with product development, quality assurance, negotiation of prices, and product flow tracking within the supply chain.

In fiscal 2009, China sources accounted for approximately 66% of our merchandise value compared to approximately 58% in the prior fiscal year. The United States sources accounted for approximately 7% of merchandise purchases, while other Western Hemisphere sources accounted for approximately 8%. Approximately 13% of total purchases in fiscal 2009 were made from one supplier, compared to 14% in fiscal 2008.

Competition

The women’s retail apparel business is highly competitive and includes department stores, specialty stores and local or regional boutique stores. We believe that our distinctively designed merchandise offerings and emphasis on customer service distinguish us from other retailers. Nevertheless, certain of these competitors may have greater name recognition as well as greater financial, marketing and other resources than us.

Specific to our DTC operations, key competitive factors include the success or effectiveness of customer mailing lists, response rates, catalog presentation, merchandise delivery and web site design and availability. Our DTC operations compete against numerous catalogs and web sites, which may have greater circulation and web traffic.

Trademarks and Service Marks

We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).

Marks registered in the United States include, but are not limited to: CHICO’S, CHICO’S PASSPORT, M.A.P.S., MARKET BY CHICO’S, MOST AMAZING PERSONAL SERVICE, NO TUMMY, PASSPORT, THE WHITE HOUSE, WHITE HOUSE BLACK MARKET, and SOMA INTIMATES. We have registered or are seeking to register a number of these Marks in certain foreign countries as well.

In the opinion of management, our rights in the Marks are important to our business. Accordingly, we intend to maintain our Marks and the related registrations and applications. We are not aware of any claims of infringement or other challenges to our rights to use any registered Marks in the United States or any other jurisdiction in which the Marks have been registered.

Available Information

Our investor relations website is located at www.chicosfas.com. Through this website, we make available free of charge our Securities and Exchange Commission (“SEC”) filings including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. This website also includes recent press releases, corporate governance information, beneficial ownership reports, institutional presentations, quarterly and institutional conference calls and other quarterly financial data, e.g., historical store square footage, etc. We also operate three websites: www.chicos.com, www.whitehouseblackmarket.com and www.soma.com, through which we primarily sell merchandise, each of which also provides a convenient link to our investor relations website.

Our Code of Ethics, which is applicable to all of our associates, including the principal executive officer, the principal financial officer and the Board of Directors, is posted on our investor relations website. We intend to post amendments to or waivers from our Code of Ethics on this website. Copies of the charters of each of the Audit Committee, Compensation and Benefits Committee and Corporate Governance and Nominating Committee as well as the Corporate Governance Guidelines, Code of Ethics, Terms of Commitment to Ethical Sourcing, and Stock Ownership Guidelines are available on this website or in print upon written request by any shareholder.

Employees

As of January 30, 2010, we employed approximately 16,200 people, approximately 30% of whom were full-time associates and approximately 70% of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, approximately 90% of our associates worked in our front-line and outlet stores. We have no collective bargaining agreements covering any of our associates, have never experienced any material labor disruption and are unaware of any efforts or plans to organize our associates. We currently contribute most of the cost of medical, dental and vision coverage for eligible associates and also maintain a 401(k), stock incentive and stock purchase plans. All associates are also eligible to receive substantial discounts on our merchandise. We consider relations with our associates to be good.

Executive Officers of the Registrant

Set forth below is certain information regarding our executive officers:

David F. Dyer, 60, is our President and Chief Executive Officer and joined us in January 2009. He is also a member of our Board of Directors having joined the Board in March 2007.

Donna M. Colaco, 51, is our Brand President — White House | Black Market and joined us in August 2007.

Cynthia S. Murray, 52, is our Brand President — Chico’s and joined us in February 2009.

Lee Eisenberg, 63, is our Executive Vice President — Creative and joined us in February 2009.

Manuel O. Jessup, 54, is our Executive Vice President — Chief Human Resources Officer. Mr. Jessup joined us in September 2006 and first became an executive officer when he was promoted to his current position as Executive Vice President — Chief Human Resources Officer in December 2007.

Jeffrey A. Jones, 63, is our Executive Vice President — Chief Operating Officer and joined us in February 2009.

Gary A. King, 52, is our Executive Vice President — Chief Information Officer and joined us in October 2004.

Kent A. Kleeberger, 57, is our Executive Vice President — Chief Financial Officer and Treasurer and joined us in November 2007.

Mori C. MacKenzie, 59, is our Executive Vice President — Chief Stores Officer. Ms. MacKenzie joined us in October 1995, first became an executive officer in June 1999 and has held her current position as Executive Vice President — Chief Stores Officer since February 2004.

A. Alexander Rhodes, 51, is our Executive Vice President — General Counsel and Secretary. Mr. Rhodes joined us in January 2003 and first became an executive officer when he was promoted to Senior Vice President — General Counsel and Secretary in April 2006.

All of the above officers serve at the discretion of our Board of Directors.

ITEM 1A.	RISK FACTORS

We make forward-looking statements in our filings with the SEC and in other oral or written communications. Forward-looking statements involve risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include, but are not limited to, the risks described below. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business operations or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our operations. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on the business, financial condition and results of operations.

Our results of operations depend in part on the effective management of our growth strategies.

Our growth strategy which includes brand extensions, square footage expansion, increasing the number of new stores, and increasing our DTC business is dependent upon a number of factors, including: testing of new products, locating suitable store sites, negotiating favorable lease terms, having the infrastructure to address the increased number of stores and the increased demands of a DTC business, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, generating sufficient operating cash flows to fund the expansion plans, and integrating new stores and a larger DTC business into existing operations. Management of our growth strategy could place increased demands on operational, managerial and administrative resources and may result in us operating the business less effectively, which in turn could cause deterioration in the financial performance of individual stores and/or our DTC business. In addition, to the extent that a number of new store openings are in existing markets, we may experience reduced net sales volumes in previously existing stores in those same markets. Furthermore, the continued effective expansion of our DTC business may draw sales away from individual stores, negatively impacting the net sales volumes at such stores and thus negatively impacting our comparable store sales. There can be no assurance that we will achieve our planned expansion or that such expansion will be profitable or that we will be able to manage our growth effectively.

Effective management of the performance of our stores is a key factor in the success of our business.

We cannot be assured that any new store that opens will have similar operating results to those of prior stores. New stores may take up to two years to reach planned operating levels due to inefficiencies typically associated with new stores, including demands on operational, managerial and administrative resources. The failure of existing or new stores to perform as predicted could negatively impact our net sales and results of operations and may result in impairment of long-lived assets at our stores.

Our ability to develop new concepts and brand extensions is a significant component of our business strategy.

A significant portion of our longer term business strategy involves strategic acquisition or organic development and growth of new concepts and brand extensions. Our ability to succeed in new concepts may require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing, and the ability to attract and retain qualified personnel.

We are currently expanding our Soma target customer audience and continue to invest in development of the brand through marketing, new product launches and the opening of new Soma stores in order to create and maintain brand awareness and create economies of scale, which are integral factors in the success of the brand. Although we believe building brand awareness will attract new customers, we cannot provide assurance that the marketing activities, new product launches and store openings will result in increased sales or profitability in the future for the Soma brand. Accordingly, if we cannot successfully execute our growth strategies for development of the Soma brand, or any other new concepts or brand extensions for that matter, our financial condition and results of operations may be adversely impacted.

Our results of operations are sensitive to, and may be adversely affected by, general economic conditions and overall consumer confidence.

Certain economic conditions affect the level of consumer spending on the merchandise that we offer, including, among others, high unemployment levels, availability of consumer credit, inflation, interest rates, recessionary pressures, energy costs, taxation, and consumer confidence in future economic conditions. Disruptions in the overall economy and financial markets tend to reduce consumer confidence in the economy and negatively affect consumers’ spending patterns, which could be harmful to our financial position and results of operations, and may lead us to further decelerate the number and timing of new store openings, relocations, or expansions. Furthermore, declines in consumer spending patterns due to economic downturns may have a more negative effect on apparel retailers than other retailers, particularly in our competitive space, and can negatively affect net sales and profitability. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Our comparable store sales and operating results may fluctuate.

Our comparable store sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. A variety of factors affect comparable store sales and operating results, including changes in fashion trends, changes in our merchandise mix, customer acceptance of merchandise offerings, timing of catalog mailings, expansion of our DTC business, calendar shifts of holiday periods, actions by competitors, new store openings, weather conditions, and general economic conditions. Past comparable store sales or operating results are not an indicator of future results.

Our gross margin may be impacted by the sales mix between our brands or within product categories.

Gross margins are impacted by the sales mix both from merchandise sales mix within a particular brand and relative sales volumes of the different brands. Certain categories of apparel and accessories tend to generate somewhat higher margins than others within each brand. Thus, a shift in sales mix within a brand can create a significant impact on our overall gross margins. Additionally, the gross margins for the Chico’s and WH|BM brands have historically been higher than at the Soma brand. If sales at Soma grow at a faster pace than at the Chico’s and WH|BM brands, our overall gross margins may be negatively impacted which could in turn have an adverse effect on the overall operating margin and consolidated earnings.

Our DTC operations include risks that could have a material adverse effect on our financial condition or results of operations.

Our DTC operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures and the need to invest in additional infrastructure. The DTC operations also involve other risks that could have an impact on our results of operations including hiring, retention and training of personnel, increased postage or printing costs, rapid technological change, liability for online content, credit card fraud, risks related to the possible failure of the systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Given our business strategy to target sustained growth and increased sales penetration in the DTC area, the risks associated with DTC operations are likely to be of greater significance in fiscal 2010 and future years than in prior years. There can be no assurance that the DTC operations will be able to achieve targeted sales and profitability growth or even remain at their current level.

We significantly rely on our ability to implement and maintain our information technology systems.

We rely on various information systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Any delays or difficulties in transitioning or in integrating new systems with our current systems, or any other disruptions affecting our information systems, could have a material adverse impact on the business. We also use information technology for individually identifiable data, which is regulated at the international, federal and state levels. Privacy and information security laws and regulation changes, and compliance with them may result in cost increases due to system changes and the development of new administrative processes. If we or our associates fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of non-compliance.

We rely on one location to distribute goods to our stores and fulfill DTC orders.

The distribution functions for all of our stores and for our DTC sales are handled from our distribution centers in Winder, Georgia. Any significant interruption in the operation of these facilities due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill DTC orders, which could cause sales to decline. We regularly review our options to mitigate these risks including contingency plans and back-up relationships with outside providers of distribution services.

Our success depends on a high volume of traffic to our stores and the availability of suitable store locations.

In order to generate customer traffic, we locate many of our stores in prominent locations within shopping centers that have been or are expected to be successful. We cannot control the development of new shopping centers, the availability or cost of appropriate locations within existing or new shopping centers, or the success of individual shopping centers. Furthermore, factors beyond our control impact shopping center traffic, such as general economic conditions, weather conditions, consumer acceptance of new or existing shopping centers, regional demographic shifts, and consumer spending levels. Our sales are partly dependent on a high volume of shopping center traffic and any decline in such shopping center traffic, whether because of the slowdown in the economy, a falloff in the popularity of shopping centers among our target customers, or otherwise, could have a material adverse effect on our business.

Our business fluctuates on a seasonal basis.

Our business is comprised of two distinct selling seasons; spring and fall. During the peaks of these seasons, higher inventory levels, increased marketing costs, availability of temporary personnel, and other factors may impact our results. Lower than expected sales or profit margins during these periods could materially affect our financial condition or results of operations.

Our inability to remain current with fashion trends and introduce new products successfully could negatively impact our financial results.

Our success is principally dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. Misjudgments or unanticipated fashion changes could have a material adverse impact on our business, results of operations and financial condition. There can be no assurance that new products will be met with the same level of acceptance as in the past. The failure to anticipate, identify or react appropriately and in a timely manner to changes in fashion trends or demands, could lead to lower sales, excess inventories and more frequent markdowns or inventory write-downs, which could have a material adverse impact on our financial results.

Our inability to maintain proper inventory levels could have a negative effect on our results of operations.

We maintain inventory levels in our stores and distribution centers that we anticipate will be in line with projected demand. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. These events could significantly harm our operating results and impair the image of one or more of our brands. Conversely, if we underestimate consumer demand for our merchandise, particularly higher volume styles, or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in missed sales, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

Our suppliers may not be able to provide goods in a timely manner and meet quality standards.

We have no material long-term or exclusive contracts with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and on continued good relations with our suppliers. A key supplier may become unable to address our merchandising needs due to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, and timeliness of delivery. If we were unexpectedly required to change suppliers or if a key supplier was unable to supply acceptable merchandise in sufficient quantities on acceptable terms, we could experience a significant disruption in the supply of merchandise. We could also experience operational difficulties with our suppliers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality control, shortages of fabrics or other raw materials, failures to meet production deadlines or increases in manufacturing costs. In fact, manufacturing costs may fluctuate significantly, depending on many factors, including natural resources, increased freight costs, increased labor costs, weather conditions, inflationary pressures from emerging markets and currency fluctuations. In the future, we may not be able to pass all or a portion of such higher raw materials or labor prices on to our customers.

Approximately 13% of total purchases in fiscal 2009 and 14% of total purchases in 2008 were made from one supplier. We cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise. A significant disruption in the supply of merchandise from this, or any other key supplier, could have a material adverse impact on our operations.

Competition could negatively impact our results.

We compete with national, international and local department stores, specialty and discount store chains, independent retail stores and online businesses that market and sell similar lines of merchandise. Many competitors are significantly larger and have greater financial, marketing and other resources and enjoy greater national, regional and local name recognition. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. The recent recessionary conditions have resulted in more significant competition as our competitors have lowered prices and engaged in more promotional activity.

The inability of our suppliers to obtain credit may cause us to experience delays in obtaining merchandise.

We rely on independent suppliers for producing our merchandise. Many of these suppliers rely on working capital financing to finance their operations. Although the credit market has improved since last year, lenders have still maintained tightened credit standards and terms. To the extent any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, we may experience delays in obtaining merchandise, the suppliers may increase their prices or they may modify payment terms in a manner that is unfavorable to us.

We rely significantly on foreign sources of production.

The majority of our clothing and accessories is produced outside the United States, the percentage has been growing, and this trend may continue. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: (i) political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in which we do business; (iii) imposition of new or increased duties, taxes, and other charges on imports; (iv) foreign exchange rate challenges and pressures presented by implementation of U.S. monetary policy; (v) local business practice and political issues, including issues relating to compliance with our Terms of Commitment to Ethical Sourcing and domestic or international labor standards; (vi) transportation disruptions, and (vii) seizure or detention of goods by U.S. Customs authorities. In particular, we source a substantial portion of our merchandise from China. A change in the Chinese currency, other policies affecting labor laws or the costs of goods in China could negatively impact our merchandise costs.

We cannot predict whether or not any of the foreign countries in which our clothing and accessories are currently, or in the future may be produced, will be subject to import restrictions by the United States government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs, or more restrictive quotas, including safeguard quotas, or anything similar, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost, or reduce the supply, of apparel available to us and adversely affect our business, financial condition and results of operations. We are, however, a member of the U.S. Customs Trade Partnership Against Terrorism (“C-TPAT”) supply chain security program and the U.S. Customs Importer Self Assessment (“ISA”) trade compliance program. Both programs afford certain trade benefits by U.S. Customs that may mitigate some of these risks.

In addition, the laws and customs protecting intellectual property rights in many foreign countries can be substantially different and potentially less protective of intellectual property than those in the United States. We have taken numerous steps to protect our intellectual property overseas, but cannot guarantee that such rights are not infringed. The intentional or unintentional infringement on our intellectual property rights by one of our suppliers or any other person or entity, could diminish the uniqueness of our products, tarnish our trademarks, or damage our reputation.

Although we have adopted our Terms of Commitment to Ethical Sourcing and use the services of a third party auditory to be diligent in our monitoring of compliance with these terms, we do not have absolute control over the ultimate actions or labor practices of our independent suppliers. The violation of labor or other laws by one of our key independent suppliers or the divergence of an independent supplier’s labor practices from those generally accepted by us as ethical could interrupt or otherwise disrupt the shipment of finished merchandise or damage our reputation.

Changes in accounting principles, interpretations and practices may impact our results.

Financial statements are prepared in accordance with U.S. generally accepted accounting principles. These principles can be complex for certain aspects of our business and may involve subjective judgments. A change in current accounting standards could impact our financial condition or results of operations.

A failure in the effectiveness of internal control over financial reporting could adversely impact our business.

Our system of internal controls over financial reporting is designed to provide reasonable assurance that the objectives of an effective financial reporting control system are met. However, any system of internal controls is subject to inherent limitations and the design of controls will not provide absolute assurance that all objectives will be met. This includes the possibility that controls may be inappropriately circumvented or overridden, that judgments in decision-making can be faulty and that misstatements due to errors or fraud may not be prevented or detected. Any failure in the effectiveness of internal control over financial reporting could have a material effect on financial reporting or cause us to fail to meet reporting obligations, and could negatively impact investor perceptions.

We may be subject to adverse outcomes of litigation matters.

We are involved from time to time in litigation and other claims against our business. These matters arise primarily in the ordinary course of business but could raise complex, factual and legal issues, which are subject to multiple risks and uncertainties and could require significant management time. We believe that our current litigation matters will not have a material adverse effect on the results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us not presently known to us or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation and additional litigation that is not currently pending could have a more significant impact on our business and operations.

The ongoing expansion of our National Store Support Center may impact our financial condition.

We anticipate that our cash and marketable securities on hand and cash from operations will be adequate to cover the necessary costs of construction for our ongoing NSSC expansion. However, in the event that such cash and marketable securities on hand and cash from operations is not sufficient to meet our capital expenditures needs, we may need to draw on our line of credit or seek other financing in order to fund the costs of expansion of the NSSC campus. In addition, such activities could potentially result in temporary disruptions of operations or a diversion of management’s attention and resources.

We may be unable to retain key personnel.

Our success and ability to properly manage our growth depends to a significant extent both upon the performance of our current executive and senior management team and our ability to attract, hire, motivate, and retain additional qualified management personnel in the future. If we cannot recruit and retain such additional personnel or we lose the services of any of our executive officers, it could have a material adverse impact on our business, financial condition and results of operations

War, terrorism or other catastrophes may negatively impact our results.

In the event of war, acts of terrorism or the threat of terrorist attacks, customer traffic in shopping centers and consumer spending could significantly decrease. In addition, local authorities or shopping center management could close in response to any immediate security concern or weather catastrophe such as hurricanes, earthquakes, or tornadoes. Similarly, war, acts of terrorism, threats of terrorist attacks, or a weather catastrophe could severely and adversely affect our NSSC campus or distribution centers which, in turn, could have a material adverse impact on our business.

Recognition of an impairment charge on our goodwill or intangible assets could have a material impact on our results of operations and financial condition.

Goodwill and intangible assets with indefinite lives are not amortized, but rather are tested for impairment annually or more frequently if impairment indicators arise. In addition to the annual review, management uses certain indicators to evaluate whether the carrying value of goodwill and other intangible assets may not be recoverable, such as (i) market capitalization in relation to the book value of stockholders’ equity, (ii) current-period operating or cash flow declines combined with a history of operating cash flow declines or a forecast that demonstrates continuing declines in cash flow or inability to improve operations to forecasted levels, or (iii) a significant adverse change in business climate that could affect the value of reporting units.

The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets include estimated future cash flows, the discount rate, and other factors. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management’s subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes. Any changes in these estimates or assumptions could result in an impairment charge. If we determine in the future that impairments have occurred, we will write-off the impaired portion of 1) goodwill, 2) the WH|BM trademark asset or 3) the Minnesota territorial rights, any of which could substantially and negatively impact our results of operations.

Our failure to protect our brand reputation and/or intellectual property could have an adverse effect on our brand images.

Our ability to protect our brands’ reputation is an integral part of our general success strategy and is critical to the overall value of the brands. Maintaining and positioning these brands is an on-going investment for us and our continued investment in customer research and promotional venues will be essential. Additionally, if we fail to maintain high standards for merchandise quality and integrity, such failures could jeopardize the brands’ reputation and have a negative effect on our business. Damage to our reputation as a whole could also cause a loss of consumer and investor confidence and could have a material effect on our business.

We believe that our trademarks, copyrights, and other intellectual and proprietary rights are important to our success. Even though we take action to establish, register and protect our trademarks, copyrights, and other intellectual and proprietary rights, there can be no assurance that we will be successful or that others will not imitate our products or infringe upon our intellectual property rights. In addition, other parties may claim that some of our products infringe on their trademarks, copyrights, or other intellectual property rights. To the extent such claims are successful, sales could decline and our business and results of operations could be adversely affected.

Our stock price may be volatile.

The market price of our common stock has fluctuated substantially in the past and there can be no assurance that the market price of our common stock will not continue to fluctuate significantly. Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in operating results or comparable store net sales, or changes in earnings estimates by analysts, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Like other seasoned issuers, from time to time we receive written comments from the staff of the SEC regarding periodic or current reports under the Exchange Act. As of the date of this filing, there were no comments that remain unresolved.

ITEM 2.	PROPERTIES

Stores

As a matter of policy, all of our stores are currently leased. As of January 30, 2010, our 1,080 stores were located in 48 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico, as follows:

Alabama	16	Louisiana	16	Ohio	29
Arizona	25	Maine	1	Oklahoma	9
Arkansas	8	Maryland	32	Oregon	18
California	126	Massachusetts	28	Pennsylvania	47
Colorado	20	Michigan	24	Rhode Island	5
Connecticut	19	Minnesota	18	South Carolina	19
Delaware	4	Mississippi	4	South Dakota	1
District of Columbia	3	Missouri	21	Tennessee	22
Florida	103	Montana	2	Texas	97
Georgia	41	Nebraska	6	Utah	8
Hawaii	6	Nevada	16	Vermont	1
Idaho	2	New Hampshire	2	Virginia	29
Illinois	44	New Jersey	48	Washington	20
Indiana	16	New Mexico	8	West Virginia	2
Iowa	5	New York	39	Wisconsin	13
Kansas	9	North Carolina	31	U.S. Virgin Islands	1
Kentucky	12	North Dakota	1	Puerto Rico	3

NSSC and Distribution Centers

Our NSSC is located on approximately 57 acres in Fort Myers, Florida and consists of approximately 347,600 square feet of office space. We also own 110 acres of land in Winder, Georgia that house our distribution and fulfillment centers operations. These facilities consist of approximately 583,000 square feet of distribution, fulfillment, call center and office space. During fiscal 2009, we completed the purchase of 39 acres (which is included in the total 110 acres above) of property in close proximity to our existing distribution center in Winder, Georgia including an approximately 300,000 square foot building (which is included in the aforementioned 583,000 square foot total) for approximately $10.4 million.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CHS”. On March 12, 2010, the last reported sale price of the Common Stock on the NYSE was $14.76 per share. The number of holders of record of common stock on March 12, 2010 was 1,918.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the NYSE:

For the Fiscal Year Ended January 30, 2010	High	Low

Fourth Quarter (November 1, 2009 - January 30, 2010)	$15.43	$11.95
Third Quarter (August 2, 2009 - October 31, 2009)	14.14	11.03
Second Quarter (May 3, 2009 - August 1, 2009)	11.69	7.17
First Quarter (February 1, 2009 - May 2, 2009)	8.05	3.40

For the Fiscal Year Ended January 31, 2009	High	Low

Fourth Quarter (November 2, 2008 - January 31, 2009)	$4.44	$1.72
Third Quarter (August 3, 2008 - November 1, 2008)	7.99	2.24
Second Quarter (May 4, 2008 - August 2, 2008)	8.18	4.26
First Quarter (February 3, 2008 - May 3, 2008)	10.72	5.42

On February 24, 2010, the Board of Directors declared an initial quarterly cash dividend of $0.04 per share on our common stock. The dividend was payable on March 22, 2010 to Chico’s FAS, Inc. shareholders of record at the close of business on March 8, 2010. This is the first quarterly dividend declared since we became a publicly traded company in March 1993. While it is our intention to continue to pay a quarterly cash dividend for fiscal 2010 and beyond, any determination to pay dividends in the future will be at the discretion of the Board of Directors and will also be dependent upon the results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

In fiscal 2009, we repurchased 76,479 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 51,324 were repurchased in the fourth quarter as set forth in the following chart.

Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total Number	Average	Publicly	Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased	per Share	Plans	Plans

November 1, 2009 to November 28, 2009	45,482	$14.74	—	$—
November 29, 2009 to January 2, 2010	5,842	$13.87	—	$—
January 3, 2010 to January 30, 2010	—	$—	—	$—

Total	51,324	$14.64	—	$—

Five Year Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on January 29, 2005 and the reinvestment of dividends.

Comparison of Cumulative Five Year Total Return

	1/29/2005	1/28/2006	2/3/2007	2/2/2008	1/31/2009	1/30/2010
Chico’s FAS, Inc.	$100	$166	$86	$42	$16	$50
S&P 500 Index	$100	$112	$128	$126	$76	$102
S&P 500 Apparel Retail Index	$100	$93	$110	$107	$54	$106

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced in this Annual Report on Form 10-K. Amounts in the following tables are in thousands, except per share data, number of stores data, net sales and inventory per square foot, and number of associates.

	Fiscal Year
	2009	2008	2007	2006	2005

Summary of operations:
Net sales	$1,713,150	$1,582,405	$1,714,326	$1,640,927	$1,404,575
Gross margin	$959,741	$819,492	$969,061	$967,185	$857,043
Gross margin as a percent of net sales	56.0%	51.8%	56.5%	58.9%	61.0%
Income (loss) from operations	$108,153	$(39,594)	$121,458	$263,700	$298,313
Net income (loss)	$69,646	$(19,137)	$88,875	$166,636	$193,981
Net income (loss) as a percent of net sales	4.1%	(1.2)%	5.2%	10.2%	13.8%
Per share results:
Basic	$0.39	$(0.11)	$0.51	$0.94	$1.07

Diluted	$0.39	$(0.11)	$0.50	$0.93	$1.06

Weighted average shares outstanding-basic	177,499	176,606	176,082	177,627	180,649

Weighted average shares outstanding-diluted	178,858	176,606	176,735	178,679	182,219

Balance sheet data (at year end) :
Cash and marketable securities	$423,543	$268,702	$274,270	$275,539	$404,480
Total assets	1,318,803	1,226,183	1,250,126	1,060,627	999,413
Working capital	405,274	322,728	305,540	334,513	415,310
Stockholders’ equity	981,918	902,196	912,516	803,931	806,427
Other selected operating data:
Capital expenditures	$67,920	$104,615	$202,223	$218,311	$147,635
Total depreciation and amortization	96,372	97,572	91,979	69,404	48,852
Total inventory per selling square foot	53	51	60	57	64
Total stores at period end	1,080	1,076	1,038	920	763
Total selling square feet	2,619	2,596	2,405	1,954	1,490
Average net sales per selling square foot at Company stores: *
Chico’s	$606	$598	$792	$961	$1,028
WH|BM	682	656	804	1,040	1,028
Total number of associates (rounded)	16,200	14,500	14,300	12,500	11,000
Percentage increase (decrease) in comparable store net sales	6.1%	(15.1)%	(8.1)%	2.1%	14.3%

*	Average net sales per selling square foot at our stores are based on net sales of stores that have been operated by us for the full year. For fiscal 2006, average net sales per selling square foot at our stores have been adjusted to exclude the effect of the fifth-third week.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

Executive Overview

We are a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market, and Soma Intimates brand names. We earn revenues and generate cash through the sale of merchandise in our retail stores, on our various websites and through our call centers, which take orders for all brands.

Results of 2009 Initiatives

For 2009 we outlined several goals that we believed would be vital to improving our performance:

•	Improving the performance of the Chico’s brand

•	Investing in the growth potential of the WH|BM and Soma brands

•	Accelerating the investment in and growth of the direct-to-consumer (“DTC”) channel

•	Controlling expenses and rationalizing the expense structure

•	Improving inventory control

Our financial results were the direct result of executing on these goals and we saw improvements in key financial indicators for each brand as well as increased consolidated earnings.

Chico’s — The successful performance of the Chico’s brand is primarily the result of distinctive merchandise offerings, an effective and fresh print and television marketing campaign, and the renewed focus on providing our customers with our trademarked Most Amazing Personal Service. As a result, the Chico’s brand experienced significant improvement in sales and gross margin over the prior year.

WH|BM — The WH|BM brand, which now encompasses approximately 30% of total net sales, was also a key driver of our improved results in 2009, generating double-digit comparable store sales growth. WH|BM’s results were largely attributable to providing our customer with the right fashion and high quality customer service. In fact, WH|BM total sales for 2009 totaled $516 million, including stores and DTC, which is the highest level of annual sales ever achieved by the brand.

Soma — The Soma brand delivered improved results in 2009 and we continue to believe in its growth potential. During 2009, we refocused the Soma brand with a mission of providing innovative and expertly fitted intimate and lifestyle apparel, while offering designer quality at affordable prices.

Direct-to-consumer — Our DTC channel experienced significant growth in 2009 as sales increased 39.3% over last year. We believe this improvement was attributable to enhanced functionality on our websites and improved online assortments.

Expense Structure — The success of on-going savings initiatives, particularly at the store level, and throughout the business in 2009, coupled with the increase in comparable store sales, contributed to a significant decrease in selling, general and administrative expenses expressed as a percentage of net sales, compared to 2008 both before and after excluding the impairment and restructuring charges from both years.

Inventory Management — Another area of focus during 2009 was control over our inventory. By successfully implementing a tight inventory management strategy, we decreased our markdowns, enabling more full-price selling. Our inventory management initiative proved to be a significant contributing factor in the improved performance of all three brands during the year.

Financial Highlights for Fiscal 2009

•	Net sales increased 8.2% to $1.71 billion compared to $1.58 billion in 2008, and consolidated comparable store sales increased 6.1% compared with a decrease of (15.1)% last year.

•	Gross margin rate increased to 56.0% from 51.8% in 2008, and operating income was $108.2 million compared to an operating loss last year of $(39.6) million.

•	Net income in 2009 was $69.6 million compared to a net loss of $(19.1) million in 2008, and earnings per diluted share was $0.39 compared to a loss of $(0.11) last year. Net income for 2009 included $15.0 million of pre-tax non-cash impairment charges compared to the 2008 net loss which included total impairment and restructuring pre-tax charges of $23.7 million.

•	Net sales for the DTC channel increased 39.3% in 2009 to $98.3 million.

•	Cash and marketable securities ended the year at $423.5 million, an increase of 57.6% over last year.

•	Cash flows from operations were $215.4 million compared with $99.4 million in 2008.

Key Performance Indicators

In order to monitor our success, we review certain key performance indicators, including:

•	Comparable store sales growth — In 2009 our comparable store sales (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) improved significantly, reversing two years of decreasing comparable store sales. We believe that our ability to deliver consistent increases in comparable store sales will prove to be a key factor in determining our future levels of success.

•	Positive operating cash flow and capital expenditures — We believe consistent cash flow generation sufficient to fund operations and capital expenditures is and will be a key indicator of our performance. Historically, a key strength of the business has been the ability to consistently generate cash flow from operations.

•	Store productivity — We consistently monitor various key performance indicators of store productivity including sales per square foot, store operating contribution margin and store cash flow in order to assess our performance.

•	Inventory management — We actively manage our inventories based on seasonal trends, store productivity results and anticipated sales volumes, which may lead to increased or decreased inventory levels. We believe that constant monitoring of our inventories, on a per square foot basis assists us in planning future sales, determining markdowns and assessing our customers response to the merchandise.

Future Outlook

For fiscal 2010, we are currently forecasting a mid-single digit increase in comparable store sales with modest improvement expected in our gross margin rate as a percentage of net sales. Although we expect our selling, general and administrative expenses as a percentage of net sales to reflect leverage based on the forecasted comparable store sales increase, we are anticipating additional marketing costs, particularly in the first half of fiscal 2010, associated with television and print media campaigns, in the range of $18.0 million to $20.0 million. In addition, we expect to expend an additional $4.0 to $5.0 million on paid search and other customer acquisition initiatives for the DTC operations.

Our total capital expenditure plan for fiscal 2010 approximates $85.0 million. Approximately $46.0 million is allocated to new boutique stores and store-related projects, which includes store refurbishments. Approximately $24.0 million of the capital expenditure plan is directed to ongoing technology projects, including JDA systems development and implementation. The remainder of the capital expenditure plan is currently designated for DTC projects, our distribution centers, and our NSSC.

Results of Operations

Net Sales

The following table depicts net sales by Chico’s/Soma stores, WH|BM stores, DTC and other net sales in dollars and as a percentage of total net sales for fiscal 2009 (“current period”), fiscal 2008 (“prior period”), and fiscal 2007 (dollar amounts in thousands):

Net sales:	Fiscal 2009%		Fiscal 2008%		Fiscal 2007%

Chico’s/Soma stores	$1,125,192	65.7%	$1,074,939	67.9%	$1,223,217	71.4%
WH|BM stores	489,631	28.6	436,875	27.6	418,901	24.4
Direct-to-consumer	98,327	5.7	70,591	4.5	72,093	4.2
Other net sales	—	—	—	—	115	0.0

Total net sales	$1,713,150	100.0%	$1,582,405	100.0%	$1,714,326	100.0%

Net sales by Chico’s, WH|BM and Soma stores increased from the prior period primarily due to positive comparable store sales for all three brands. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Comparable store sales increases (decreases)	$89,698	$(242,407)	$(123,096)
Comparable store sales %	6.1%	(15.1)%	(8.1)%
Non-comp store sales increases	$13,311	$112,103	$187,677
Number of new stores opened, net	4	38	128 *

*	Does not include Fitigues stores acquired in fiscal 2006 and closed in fiscal 2007

The consolidated comparable store sales increase of 6.1% in fiscal 2009 was driven primarily by an approximate 8% increase in the Chico’s average unit retail price, which was partially offset by a slight decrease in units per transaction at Chico’s front-line stores. Comparable store sales results also benefited from an increase in both the average unit retail price as well as total transactions at the WH|BM brand compared to the like period last year. The Chico’s/Soma brands’ comparable store sales, increased by approximately 4% and the WH|BM brand’s comparable store sales increased by approximately 11% compared to the prior period.

The comparable store sales decrease of 15.1% in fiscal 2008 was driven partially by a decrease of 7.2% in the Chico’s average unit retail price, as well as from a decrease in the Chico’s and WH|BM average number of transactions per store, offset in part by an increase in the WH|BM average unit retail price of 4.6%. In fiscal 2008, WH|BM same store sales represented approximately 27% of the total same store sales base compared to 23% in fiscal 2007. The Chico’s/Soma brands’ comparable store sales, decreased by approximately 17% and the WH|BM brand same store sales decreased by approximately 8% when comparing fiscal 2008 to fiscal 2007.

Net sales by DTC for fiscal 2009 increased by $27.7 million, or 39.3%, compared to fiscal 2008 due to enhanced functionality on our websites and improved online assortments. We targeted the DTC channel for growth in fiscal 2009 and we continue to believe there is room for further expansion.

In fiscal 2008, net sales by DTC decreased by $1.5 million, or 2.1%, compared to fiscal 2007. This overall decrease was attributable to lower sales of Chico’s brand merchandise. In contrast, DTC sales for the WH|BM and Soma brands increased in fiscal 2008 compared to fiscal 2007.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and the related gross margin percentages for fiscal 2009, 2008 and 2007 (dollar amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Cost of goods sold	$753,409	$762,913	$745,265
Gross margin	$959,741	$819,492	$969,061
Gross margin percentage	56.0%	51.8%	56.5%

Gross margin percentage increased by 420 basis points in fiscal 2009 compared to fiscal 2008. The gross margin increase was attributable to significant improvements in the merchandise margins at both the Chico’s and WH|BM brands. Both brands benefited from substantially lower markdowns and, to a lesser extent, higher initial markups. These improvements in gross margin were slightly offset by continued investment in merchandise and product development including technology initiatives.

In fiscal 2008, gross margin percentage decreased by 470 basis points compared to fiscal 2007 resulting primarily from a decrease of approximately 360 basis points in the Chico’s brand merchandise margins in 2008 compared to 2007’s margins, which was attributable to lower initial markups and higher markdowns considered necessary in order to liquidate inventory and bring inventory levels more in line with sales trends. The gross margin percentage was also negatively impacted by continued investment in product development and merchandising functions, coupled with the deleverage of these costs arising as a result of the negative comparable store sales. The overall decrease in gross margin was further exacerbated by a 320 basis point decline in the brand merchandise margins at WH|BM, which decrease was also due primarily to lower initial markups and higher markdowns considered necessary in order to liquidate inventory and bring inventory levels more in line with sales trends, which resulted in overall gross margins deteriorating exacerbated by the impact of the mix effect resulting from WH|BM sales constituting a larger portion of the overall net sales.

Store Operating Expenses

The following table depicts store operating expenses in dollars and as a percentage of total net sales for fiscal 2009, 2008 and 2007 (dollar amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Store operating expenses	$647,040	$645,352	$633,288
Percentage of total net sales	37.8%	40.8%	36.9%

Store operating expenses include direct expenses, and reflect such items as personnel, occupancy, depreciation and supplies, incurred to operate each of our stores and the DTC channel. In addition, store operating expenses include support expenditures for district and regional management expenses and other store support functions. Store operating expenses increased slightly in dollars due to higher occupancy costs but as a percentage of net sales decreased by 300 basis points due to the leverage from positive comparable store sales as well as effective implementation of on-going cost savings initiatives at the store level.

Store operating expenses as a percentage of net sales increased by 390 basis points in fiscal 2008 compared to fiscal 2007, due to increased occupancy costs at the store level and increased personnel costs as a percentage of net sales, as selling payroll did not flex in direct proportion to the decrease in comparable store sales. The increase was also impacted by the deleverage associated with the overall negative comparable store sales.

Marketing

The following table depicts marketing expenses in dollars and as a percentage of total net sales for fiscal 2009, 2008 and 2007 (dollar amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Marketing	$78,075	$80,326	$95,717
Percentage of total net sales	4.6%	5.1%	5.6%

Marketing expenses include national marketing programs such as direct marketing efforts, national advertising expenses and related support costs. Marketing expenses decreased as a percentage of net sales by approximately 50 basis points in fiscal 2009 compared to fiscal 2008 mainly due to the leverage from positive comparable store sales. In addition, marketing expenses in dollars decreased due to savings in direct mailing costs attributable to both decreased materials costs and circulations, partially offset by an increase in broadcast and print advertisement.

Marketing expenses decreased as a percentage of net sales by approximately 50 basis points in fiscal 2008 compared to fiscal 2007 due to cost reduction initiatives and increased direct mail efficiencies.

National Store Support Center

The following table depicts NSSC expenses in dollars and as a percentage of total net sales for fiscal 2009, 2008 and 2007 (dollar amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
NSSC	$111,447	$109,744	$118,598
Percentage of total net sales	6.5%	6.9%	6.9%

NSSC expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. NSSC expenses increased slightly in dollars mainly due to increased incentive compensation costs, offset by back office cost reduction initiatives. However, as a percentage of net sales, NSSC decreased by 40 basis points due to the leverage associated with the positive comparable store sales.

NSSC expenses decreased in dollars when comparing fiscal 2008 to fiscal 2007, mainly due to the cost reduction initiatives and increased efficiencies yet remained flat as a percentage of net sales as a result of the overall negative comparable store sales.

Impairment and Restructuring Charges

The following table depicts impairment and restructuring charges in dollars and as a percentage of total net sales for fiscal 2009 and 2008 (dollar amounts in thousands):

	Fiscal 2009	Fiscal 2008
Impairment and restructuring charges	$15,026	$23,664
Percentage of total net sales	0.9%	1.5%

The impairment charges recognized in fiscal 2009 include non-cash impairment charges incurred in the first, second and fourth quarters of the year. During the first quarter of fiscal 2009, an impairment charge totaling $8.1 million was recorded related to the write-off of development costs for software applications. During the second quarter of fiscal 2009, a non-cash charge totaling $3.8 million was incurred related to the partial write-off of a note receivable and $1.1 million in non-cash impairment charges related to the write-off of fixed assets at certain underperforming stores. During the fourth quarter, an additional non-cash impairment charge of $2.0 million was taken on the aforementioned note receivable based on a further evaluation of the underlying collateral.

The impairment and restructuring charges recognized in fiscal 2008 consisted of non-cash impairment charges totaling $13.7 million, related to the write-off of fixed assets at certain underperforming stores, and severance and workforce reduction costs totaling $10.0 million, related to the elimination of approximately 11% of the NSSC employee base and charges related to the separation agreement with our former CEO. Virtually all payments related to the severance and workforce reduction action were completed in fiscal 2009.

Gain on Sale of Investment

On July 26, 2007, VF Corporation announced it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which we held a cost method investment. The transaction was completed during the third quarter of fiscal 2007 and we recorded a pre-tax gain of approximately $6.8 million, which is reflected as non-operating income in the accompanying statement of operations.

Interest Income, net

The following table depicts interest income, net in dollars and as a percentage of total net sales for fiscal 2009, 2008 and 2007 (dollar amounts in thousands):

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Interest income, net	$1,693	$7,757	$10,869
Percentage of total net sales	0.1%	0.5%	0.6%

In fiscal 2009, interest income, net, decreased in total dollars and as a percentage of net sales compared to fiscal 2008 primarily due to lower interest rates on our investments and, to a lesser extent, due to the non-accrual of interest income in fiscal 2009 on our note receivable which interest amount was deemed uncollectable.

In fiscal 2008, interest income, net, decreased in total dollars and as a percentage of net sales compared to fiscal 2007 primarily due to a decrease in the average invested balance of marketable securities, year-over-year as well as lower interest rates.

Provision for Income Taxes

Our effective tax rate was 36.6%, 39.9% and 34.5%, for fiscal 2009, 2008 and 2007, respectively. The decrease in the effective tax rate for fiscal 2009 from fiscal 2008 was primarily due to the favorable settlement of certain state tax examinations and the expiration of various statutes of limitation relating to certain state tax accruals. The increase in the effective tax rate for fiscal 2008 from fiscal 2007 was primarily attributable to permanent differences, mainly charitable inventory contributions and tax-free interest, offset in part by the impact of a decrease in deferred compensation plan assets which, as a net amount, represented a considerably higher portion of pre-tax loss in fiscal 2008 compared to pre-tax income in fiscal 2007.

Liquidity and Capital Resources

Overview

Our ongoing capital requirements have been and are for funding capital expenditures for the continued improvement in information technology tools, for new, expanded, relocated and remodeled stores, for our distribution centers and other central support facilities, and for the planned expansion of our NSSC campus.

The following table depicts our capital resources at the end of fiscal year 2009 and 2008 (amounts in thousands):

	Fiscal 2009	Fiscal 2008
Cash and cash equivalents	$37,043	$26,549
Marketable securities	386,500	242,153
Working capital	405,274	322,728

Working capital increased from fiscal 2008 to fiscal 2009 primarily due to an increase in cash and marketable securities resulting from higher cash flow from operations and lower capital expenditures during fiscal 2009, offset in part by the reclassification of the note receivable held by us from a current asset to a long-term asset. The significant components of working capital are cash and cash equivalents, marketable securities, receivables and inventories, reduced by accounts payable and accrued liabilities.

Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will satisfy working capital needs, future capital expenditures (see

“New Store Openings and Infrastructure Investments”), commitments, dividend payments, and other liquidity requirements associated with our operations through at least the next 12 months. Furthermore, while it is our intention to pay a quarterly cash dividend for fiscal 2010 and beyond, any determination to pay future dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

Operating Activities

Net cash provided by operating activities in fiscal 2009 was $215.4 million, which was an increase of approximately $116.0 million from fiscal 2008, and resulted primarily from higher net income and increases in accounts payable.

In fiscal 2008, cash from operating activities was $99.4 million, and was due primarily to non-cash adjustments which served to offset the net loss from operations. These adjustments included depreciation and amortization expense, deferred tax benefits, stock-based compensation, and an impairment of long-lived assets, as well as changes in accounts receivables, payables and inventory.

Investing Activities

Net cash used in investing activities was $212.0 million and $86.2 million for fiscal 2009 and 2008, respectively.

We had net purchases of $144.1 million of marketable securities in the current year. By contrast, in the prior period, we had net proceeds of $18.5 million in marketable securities.

Our approximate $36.7 million decreased investment in capital expenditures when compared to the prior year was primarily related to significantly lower costs associated with new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores, as well as a decrease in other miscellaneous capital expenditures including costs associated with our NSSC’s improvements. However, the decrease was offset by increases in system upgrades and new software implementations and the expansion of our distribution centers.

Financing Activities

Net cash provided by financing activities was $7.1 million in fiscal 2009 compared to net cash used in financing activities of $0.5 million in fiscal 2008. During both fiscal 2009 and 2008, we received proceeds from employee stock option exercises and employee participation in our employee stock purchase plan.

In fiscal 2008, cash paid for deferred financing costs, related to our credit facility, was $0.6 million.

During fiscal 2009, 2008 and 2007, we repurchased 76,479, 60,168 and 54,282 shares, respectively, of restricted stock in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

New Store Openings and Infrastructure Investments

We expect our overall square footage in fiscal 2010 to increase approximately 5%, reflecting approximately 4-6 net openings of Chico’s stores, 13-15 net openings of WH|BM stores, approximately 30 net openings of Soma stores and 12-14 relocations/expansions in fiscal 2010, which does not include Soma “sister stores”. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

During 2009, we acquired property in close proximity to our existing distribution center in Winder, Georgia comprising 39 acres of land with an approximate 300,000 square foot building for approximately $10.4 million.

We believe that the liquidity needed for new stores (including the continued investment associated with the Soma brand), our continuing store remodel/expansion program, the investments required for our NSSC and distribution centers, our continued installation and upgrading of new and existing software packages, and investment in inventory levels associated with this growth will be funded primarily from cash flow from operations and our existing cash and marketable securities balances, and, if necessary, the capacity included in our bank credit facility.

In fiscal 2007, we completed the first major phase of our multi-year, planned implementation of the new ERP system by converting Soma to the new merchandising system as well as rolling out the new financial systems at the same time. The second major phase was completed in early 2010 and we are currently utilizing this system in all of our brands. The third major phase includes on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions.

Also, during fiscal 2009, we purchased JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications instead of previously planned implementations of related SAP applications and revised our roll out plan accordingly. We completed the implementation of the allocation functionality during fiscal 2009 and plan to complete a substantial portion of the remaining JDA applications in fiscal 2010.

Given our existing cash and marketable securities balances and the capacity included in our bank credit facility, we do not believe that we will need to seek other sources of financing to conduct our operations, pay future dividends or pursue our expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if we were to increase the number of new stores planned to be opened in future periods.

Contractual Obligations

The following table summarizes our contractual obligations at January 30, 2010 (amounts in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating leases	$735,209	129,244	227,254	178,175	200,536
Non-cancelable purchase commitments	252,652	252,652	—	—	—

Total	$987,861	$381,896	$227,254	$178,175	$200,536

As of January 30, 2010, our contractual obligations consisted of amounts outstanding under operating leases and non-cancelable purchase commitments. Amounts due under non-cancelable purchase commitments consists of amounts to be paid under agreements to purchase inventory that are legally binding and that specify all significant terms.

Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling $6.9 million at January 30, 2010 from the above table.

On November 24, 2008, we entered into a $55 million Senior Secured Revolving Credit Facility (the “Credit Facility”) with SunTrust Bank, as administrative agent and lender and SunTrust Robinson Humphrey, Inc. as lead arranger.

The Credit Facility provides a $55 million revolving credit facility that matures on November 24, 2011. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $10 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to increase the commitments available under the Credit Facility from $55 million up to $100 million through additional syndication. The proceeds of any borrowings under the Credit Facility may be used to fund future permitted acquisitions, to provide for working capital and for other general corporate purposes.

Off-Balance Sheet Arrangements

At January 30, 2010 and January 31, 2009, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, and believes the following assumptions and estimates are significant to reporting our results of operations and financial position.

Inventory Valuation and Shrinkage

We identify potentially excess and slow-moving inventories by evaluating turn rates and inventory levels in conjunction with our overall growth rate. Excess quantities of inventory are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences, as well as specific identification based on fashion trends. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We provide lower of cost or market adjustments for such identified excess and slow-moving inventories. Historically, the variation of those estimates to observed results has been insignificant and, although possible, significant variation is not expected in the future. If, however, our markdown rate and cost percentage estimates varied by 10% of their values, the carrying amount of inventory would have changed by $0.7 million.

We estimate our expected shrinkage of inventories between our physical inventory counts by applying the most recent average shrinkage experience. These rates are updated to reflect the most recent physical inventory shrinkage experience. Historically, the variation of those estimates to observed results has been insignificant and, although possible, significant variation is not expected in the future. If, however, our estimated shrinkage percentages varied by 10%, we would have incurred approximately $0.9 million in additional expense and the carrying amount of inventory would have changed by $0.3 million.

Revenue Recognition

Although our recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy. Retail sales at our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and company issued coupons. We record DTC revenue based on the estimated receipt date of the product to our customers.

Under our current program, gift cards do not have expiration dates. We account for gift cards by recognizing a liability at the time the gift card is sold. The liability is relieved and revenue is recognized for gift cards upon redemption. In addition, we recognize revenue on unredeemed gift cards based on determining that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (commonly referred to as gift card breakage). We recognize gift card breakage under the redemptive recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We determine the gift card breakage rate based on our historical redemption patterns.

As part of the normal sales cycle, we receive customer merchandise returns related to store and DTC sales. To account for the financial impact of this process, we estimate future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history, current sales levels and projected future return levels.

Evaluation of Long-Lived Assets

Long-lived assets are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. The fair value of an asset is estimated using estimated future cash flows of the asset discounted by a rate commensurate with the risk involved with such asset while incorporating marketplace assumptions. The estimate of future cash flows requires management to make certain assumptions and to apply judgment, including forecasting future sales and the useful lives of the assets. We exercise our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules. We establish our assumptions and arrive at the estimates used in these calculations based upon our historical experience, knowledge of the retail industry and by incorporating third-party data, which we believe results in a reasonably accurate approximation of fair value. Nevertheless, changes in the assumptions used could have an impact on our assessment of recoverability. For example, as it relates to the $1.1 million write-off of fixed assets for certain underperforming stores in fiscal 2009, if we had decreased our forecast of future sales by 1% throughout the forecast period or increased our discount rate by 1%, our write-off would have increased by approximately $0.1 million.

We evaluate the recoverability of goodwill at least annually based on a two-step impairment test. The first step compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital.

There are several significant assumptions and estimates used in the discounted cash flow model. Included among these are the estimates used to forecast cash flows over a 10-year forecast period, including an estimate for overall sales growth based on assumptions with respect to future comparable store sales growth, changes in store counts and square footage growth rates. We also estimate future gross margin and operating margin percentages. The discount rate is estimated based on an approximation of our weighted average cost of capital formulated by reviewing assumptions used by marketplace participants, in order to calculate the present value of forecasted future cash flows. Lastly, our discounted cash flow model estimates future cash flows where appropriate beyond the 10-year forecast period for purposes of the present value computation by applying a long-term growth rate commensurate with an estimate of overall U.S. economic growth.

With regard to the goodwill impairment test completed during the fourth quarter of fiscal 2009, if we were to have assumed a weighted average cost of capital 1% higher than the rate actually used in the goodwill impairment test, the fair value of the Chico’s and WH|BM reporting units would have decreased by $173.6 million and $49.5 million, respectively. Nevertheless, even such reduced fair value amounts still would be greater than the respective carrying values of the respective reporting units and thus the second step of the goodwill impairment test still would not have been triggered.

Conversely, if we had assumed a sales growth estimate 1% lower throughout the forecast period than the rate used in our goodwill impairment test, the fair value of the Chico’s and WH|BM reporting units would have decreased by approximately $220.6 million and $84.5 million, respectively. Again, however, even such reduced fair value amounts still would be greater than the respective carrying values of the respective reporting units and thus the second step of the goodwill impairment test still would not have been triggered. Currently, we believe that neither of our reporting units is at risk of failing the first step of goodwill impairment testing.

We evaluate our other intangible assets for impairment on an annual basis by comparing the fair value of the asset with its carrying value. Such estimates are subject to change and we may be required to recognize impairment losses in the future. For example, with regards to our annual impairment test of the WH|BM trademark intangible asset, if we had assumed a sales growth estimate 1% lower throughout the forecast period than the rate used in its trademark impairment test, the fair value of the WH|BM trademark would have decreased by approximately $7.5 million. Conversely, an increase of 1% in the discount rate would have decreased the fair value by approximately $9.5 million. In either case, the fair value of the WH|BM trademark still would be greater than its carrying value and no impairment charge would have been recognized.

Operating Leases

Rent expense under store operating leases is recognized on a straight-line basis over the term of the leases. Landlord incentives, “rent-free” periods, rent escalation clauses and other rental expenses are also amortized on a straight-line basis over the terms of the leases, which includes the construction period and which is generally 60 — 90 days prior to the store opening date when we generally begin improvements in preparation for our intended use. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic penalty associated with non-renewal.

Income Taxes

Income taxes are accounted for in accordance with authoritative guidance, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of existing tax law and published guidance as applicable to our operations. No valuation allowance has been provided for deferred tax assets, since management anticipates that the full amount of these assets should be realized in the future. Our effective tax rate considers management’s judgment of expected tax liabilities within the various taxing jurisdictions in which we are subject to tax. Due to the substantial amounts involved and judgment necessary, we deem this policy could be critical to our financial statements.

We record amounts for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments can materially affect amounts recognized related to income tax uncertainties and may affect our results of operations or financial position. Historically, the variation of those estimates to observed results has been insignificant and, although possible, significant variation is not expected in the future. We believe our assumptions for estimates continue to be reasonable, although actual results may have a positive or negative material impact on the balances of such tax positions. At January 30, 2010 and January 31, 2009, we had approximately $6.9 million and $10.6 million reserved for uncertain tax positions, respectively. A 5% difference in the ultimate settlement amount of our uncertain tax positions versus our tax reserves recorded on January 30, 2010 would have affected net income and the related reserves by approximately $0.2 million. See Note 9 to the consolidated financial statements for further discussion of our uncertain tax positions.

Stock-Based Compensation Expense

Effective January 29, 2006, we adopted new accounting provisions regarding stock-based compensation, using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized during fiscal 2009, 2008 and 2007 for share-based awards includes: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the authoritative guidance.

The calculation of stock-based employee compensation expense involves estimates that require management’s judgments. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using a Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. We estimate expected volatility based on the historical volatility of our stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under our stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different in the future. However, a change of 5% in the assumptions for expected volatility and expected term used to calculate the fair value of stock options granted during the fiscal year ended January 30, 2010 would have affected net income by less than $0.1 million for fiscal 2009.

In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. In determining the portion of the stock-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. As a result, in the event that a grant’s actual forfeiture rate is materially different from its estimate at the completion of the vesting period, the stock-based compensation expense could be significantly different from what we record in the current and prior periods. See Note 12 to the consolidated financial statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06 (“ASU 2010-06”) which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measures and Disclosures. ASU 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim periods beginning after December 15, 2010. We do not expect that adoption of ASU 2010-06 will have a material impact on our consolidated financial statements.

Inflation

Our operations are influenced by general economic conditions. Historically, inflation has not had a material effect on the results of operations.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, the spring and fall fashion lines and shifts in the timing of certain holidays. In addition, our periodic results can be directly and significantly impacted by the extent to which new merchandise offerings are accepted by customers and by the timing of the introduction of such merchandise.

Certain Factors That May Affect Future Results

This Form 10-K may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding future growth rates of our store concepts. The statements may address items such as future sales, gross margin expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable store sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, we may issue press releases and other written communications, and our representatives may make oral statements, which contain forward-looking information.

These statements, including those in this Form 10-K and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-K, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A, “Risk Factors” of this Form 10-K.

These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, our ability to secure and maintain customer acceptance of styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from suppliers, the extent and nature of competition in the markets in which we operate, the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of our suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of our new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand our NSSC, distribution centers and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate DTC sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma merchandise divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to our reliance on sourcing from foreign suppliers, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.

The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of January 30, 2010 has not significantly changed since January 31, 2009. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank; however, as of January 30, 2010, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future except for the continuing use of the letter of credit facility portion thereof.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds, and U.S. treasury securities. Although the variable rate demand notes, totaling $207.9 million, have long-term nominal maturity dates ranging from 2011 to 2049, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable rate demand notes, we have the ability to quickly liquidate these securities. The remainder of the portfolio, as of January 30, 2010 consisted of $104.2 million of securities with maturity dates less than one year and $74.4 million with maturity dates over one year and less than or equal to two years. We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheet. As of January 30, 2010, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.5 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $1.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at January 30, 2010 and January 31, 2009, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Tampa, Florida
March 24, 2010

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Net sales:
Chico’s/Soma stores	$1,125,192	$1,074,939	$1,223,217
WH|BM stores	489,631	436,875	418,901
Direct-to-consumer	98,327	70,591	72,093
Other net sales	—	—	115

Total net sales	1,713,150	1,582,405	1,714,326
Cost of goods sold	753,409	762,913	745,265

Gross margin	959,741	819,492	969,061
Selling, general and administrative expenses:
Store operating expenses	647,040	645,352	633,288
Marketing	78,075	80,326	95,717
National Store Support Center	111,447	109,744	118,598
Impairment and restructuring charges	15,026	23,664	—

Total selling, general and administrative expenses	851,588	859,086	847,603

Income (loss) from operations	108,153	(39,594)	121,458
Gain on sale of investment	—	—	6,833
Interest income, net	1,693	7,757	10,869

Income (loss) before income taxes	109,846	(31,837)	139,160
Income tax provision (benefit)	40,200	(12,700)	48,012

Income (loss) from continuing operations	69,646	(19,137)	91,148
Loss on discontinued operations, net of tax	—	—	2,273

Net income (loss)	$69,646	$(19,137)	$88,875

Per share data:
Income (loss) from continuing operations per common share-basic	$0.39	$(0.11)	$0.52
Loss on discontinued operations per common share-basic	—	—	(0.01)

Net income (loss) per common share-basic	$0.39	$(0.11)	$0.51

Income (loss) from continuing operations per common & common equivalent share-diluted	$0.39	$(0.11)	$0.51
Loss on discontinued operations per common & common equivalent share-diluted	—	—	(0.01)

Net income (loss) per common & common equivalent share — diluted	$0.39	$(0.11)	$0.50

Weighted average common shares outstanding — basic	177,499	176,606	176,082

Weighted average common & common equivalent shares outstanding — diluted	178,858	176,606	176,735

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 30,	January 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$37,043	$26,549
Marketable securities, at fair value	386,500	242,153
Receivables	3,922	33,993
Income tax receivable	312	11,706
Inventories	138,516	132,413
Prepaid expenses	24,023	21,702
Deferred taxes	9,664	17,859

Total current assets	599,980	486,375
Property and Equipment:
Land and land improvements	21,978	18,627
Building and building improvements	82,169	74,998
Equipment, furniture and fixtures	388,392	376,218
Leasehold improvements	412,834	418,691

Total property and equipment	905,373	888,534
Less accumulated depreciation and amortization	(383,844)	(327,989)

Property and equipment, net	521,529	560,545
Goodwill	96,774	96,774
Other Intangible Assets	38,930	38,930
Deferred Taxes	36,321	38,458
Other Assets, Net	25,269	5,101

	$1,318,803	$1,226,183

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$79,219	$56,542
Accrued liabilities	95,862	88,446
Current portion of deferred liabilities	19,625	18,659

Total current liabilities	194,706	163,647
Noncurrent Liabilities:
Deferred liabilities	142,179	160,340

Total noncurrent liabilities	142,179	160,340
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $.01 par value; 400,000 shares authorized with 178,126 and 177,130 shares issued and outstanding, respectively	1,781	1,771
Additional paid-in capital	268,109	258,312
Retained earnings	711,624	641,978
Other accumulated comprehensive income	404	135

Total stockholders’ equity	981,918	902,196

	$1,318,803	$1,226,183

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)

					Accumulated
	Common Stock		Additional		Other
		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total

BALANCE, February 3, 2007	175,749	$1,757	$229,934	$572,240	$—	$803,931
Net income and comprehensive income	—	—	—	88,875	—	88,875
Issuance of common stock	550	5	3,528	—	—	3,533
Repurchase of common stock	(54)	—	(694)	—	—	(694)
Stock-based compensation	—	—	17,080	—	—	17,080
Adjustment to excess tax benefit from stock-based compensation	—	—	(209)	—	—	(209)

BALANCE, February 2, 2008	176,245	1,762	249,639	661,115	—	912,516
Net loss	—	—	—	(19,137)	—	(19,137)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	135	135

Comprehensive loss						(19,002)
Issuance of common stock	945	9	297	—	—	306
Repurchase of common stock	(60)	—	(311)	—	—	(311)
Stock-based compensation	—	—	12,590	—	—	12,590
Adjustment to excess tax benefit from stock-based compensation	—	—	(3,903)	—	—	(3,903)

BALANCE, January 31, 2009	177,130	$1,771	$258,312	$641,978	$135	$902,196
Net income	—	—	—	69,646	—	69,646
Unrealized gain on marketable securities, net of taxes	—	—	—	—	269	269

Comprehensive income						69,915
Issuance of common stock	1,072	11	4,846	—	—	4,857
Repurchase of common stock	(76)	(1)	(929)	—	—	(930)
Stock-based compensation	—	—	7,402	—	—	7,402
Adjustment to excess tax benefit from stock-based compensation	—	—	(1,522)	—	—	(1,522)

BALANCE, January 30, 2010	178,126	$1,781	$268,109	$711,624	$404	$981,918

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$69,646	$(19,137)	$88,875

Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	96,372	97,572	91,979
Deferred tax expense (benefit)	5,647	(20,507)	(6,635)
Stock-based compensation expense	7,402	12,590	17,080
Excess tax benefit from stock-based compensation	(3,194)	(100)	(209)
Deferred rent expense, net	2,338	6,060	9,508
Gain on sale of investment	−	−	(6,833)
Impairment charges	15,026	13,691	−
Loss (gain) on disposal of property and equipment	1,372	761	(908)
Decrease (increase) in assets —
Receivables, net	4,237	3,766	(18,770)
Income tax receivable	11,394	12,267	−
Inventories	(6,103)	11,847	(32,388)
Prepaid expenses and other	(2,489)	4,224	(3,958)
Increase (decrease) in liabilities —
Accounts payable	22,677	(22,488)	24,119
Accrued and other deferred liabilities	(8,955)	(1,100)	46,787

Total adjustments	145,724	118,583	119,772

Net cash provided by operating activities	215,370	99,446	208,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(590,223)	(569,358)	(1,212,894)
Proceeds from sale of marketable securities	446,146	587,809	1,190,761
Purchase of Minnesota franchise rights and stores	−	−	(32,896)
Acquisition of other franchise stores	−	−	(6,361)
Proceeds from sale of land	−	−	13,426
Proceeds from sale of investment	−	−	15,090
Purchases of property and equipment	(67,920)	(104,615)	(202,223)

Net cash used in investing activities	(211,997)	(86,164)	(235,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,857	306	3,533
Excess tax benefit from stock-based compensation	3,194	100	209
Cash paid for deferred financing costs	−	(629)	−
Repurchase of common stock	(930)	(311)	(694)

Net cash provided by (used in) financing activities	7,121	(534)	3,048

Net increase (decrease) in cash and cash equivalents	10,494	12,748	(23,402)
CASH AND CASH EQUIVALENTS, Beginning of period	26,549	13,801	37,203

CASH AND CASH EQUIVALENTS, End of period	$37,043	$26,549	$13,801

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$304	$159	$461
Cash paid for income taxes, net	$29,530	$13,591	$74,563
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Receipt of note receivable for sale of land	−	−	$25,834
Receivable from sale of equity investment	−	−	$2,161

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)

1.	Business Organization and Significant Accounting Policies:

Description of Business

The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us”, “our”). We operate as a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complimentary accessories, and other non-clothing gift items. We currently sell our products through retail stores, catalog, and via the Internet at www.chicos.com, www.whitehouseblackmarket.com, and www.soma.com. As of January 30, 2010, we had 1,080 stores located throughout the United States, the U.S. Virgin Islands and Puerto Rico.

Fiscal Year

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 30, 2010 (fiscal 2009), January 31, 2009 (fiscal 2008) and February 2, 2008 (fiscal 2007). Fiscal 2009, 2008, and 2007 all contained 52 weeks.

Franchise Operations

In early fiscal 2007, we completed the acquisition of all outstanding franchise rights which included 12 Minnesota stores and 1 Florida store. With these acquisitions completed, we now have no franchise stores remaining and do not intend to pursue, at this time, any franchises in the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information

Our brands, Chico’s, WH|BM, and Soma Intimates, have been aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the brands.

Use of Estimates

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities within current assets on the consolidated balance sheets.

Inventories

We use the weighted average cost method to determine the cost of merchandise inventories. We identify potentially excess and slow-moving inventories by evaluating inventory agings, turn rates and inventory levels in conjunction with our overall growth rate. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We provide lower of cost or market adjustments for such identified excess and slow-moving inventories. We estimate our expected shrinkage of inventories between physical inventory counts by applying historical chain-wide average shrinkage experience rates, which are updated on a regular basis. Substantially all of our inventory consists of finished goods.

Purchasing, merchandising, distribution and product development costs are expensed as incurred, and are included in the accompanying consolidated statements of operations as a component of cost of goods sold.

Property and Equipment

Property and equipment is stated at cost. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 10 years or less) or the related lease term plus one anticipated renewal when there is an economic penalty associated with non-renewal. Our property and equipment is depreciated using the following estimated useful lives:

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

Operating Leases

We lease retail stores and office space under operating leases. The majority of our lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic penalty associated with non-renewal. Landlord incentives, “rent-free” periods, rent escalation clauses and other rental expenses are amortized on a straight-line basis over the terms of the leases, which includes the construction period, which is generally 60-90 days prior to the store opening date when we begin improvements in preparation for our intended use.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain leases provide for contingent rents, in addition to a basic fixed rent, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in “Accrued liabilities” on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. We perform our annual impairment test during the fourth quarter, or more frequently should events or circumstances change that would make it more likely than not, that an impairment may have occurred. In fiscal 2007, we completed the acquisition of all outstanding franchise rights and recorded goodwill and territorial franchise rights as an indefinite-lived intangible asset. During fiscal 2003, in connection with the acquisition of The White House, Inc., we recorded goodwill and a trademark indefinite-lived intangible asset.

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Impairment testing for goodwill is done at a reporting unit level. Under the guidance, reporting units are defined as an operating segment or one level below an operating segment, called a component. Using these criteria, we identified our reporting units and concluded that the goodwill related to the territorial franchise rights for the state of Minnesota should be allocated to the Chico’s reporting unit and that the goodwill associated with the WH|BM acquisition should be assigned to the WH|BM reporting unit.

In the fourth quarter of fiscal 2009, we performed our annual impairment test and concluded that the implied fair value of the Chico’s and WH|BM reporting units exceeded their respective carrying amounts. Therefore, we did not recognize an impairment loss.

During the third quarter of fiscal 2008, management considered the decline in our market capitalization since our annual review for impairment in fiscal 2007 as well as the decline in the business climate during fiscal 2008 and determined that an interim goodwill impairment test was appropriate. Accordingly, we performed an interim goodwill impairment test on the then-current projections of future operating results and concluded that our goodwill was not impaired as of November 1, 2008.

During the fourth quarter of fiscal 2008, we completed our annual test for goodwill impairment and determined that our goodwill was not impaired. However, throughout the 2008 fourth quarter, there was continued deterioration in the financial and credit markets, which significantly impacted consumer confidence and caused our market capitalization to decrease even further. Given these circumstances, we performed another interim goodwill impairment test during the latter part of the fourth quarter of fiscal 2008.

Consistent with the impairment tests discussed above, we completed this interim goodwill impairment test by determining the fair values of each of our reporting units based on a discounted cash flow model that incorporates assumptions including management’s best estimate of projected revenue and earnings growth to calculate future cash flows which are discounted using an estimate of our weighted average cost of capital. We then compared the calculated fair value of each of our reporting units to their respective book values as well as reconciled the fair value of the reporting units to our market capitalization and concluded that goodwill was not impaired as of January 31, 2009.

As of January 30, 2010, the total carrying value of intangible assets was $38.9 million that related to the acquired WH|BM trademark of $34.0 million and the acquired territorial franchise rights of $4.9 million. The value of the trademark intangible asset was determined using a discounted cash flow method, based on the estimated future benefit to be received from the trademark. The value of the acquired territorial franchise rights was determined using a discounted cash flow method, based on a relief from royalty concept. We are not amortizing our intangible assets, as each has an indefinite useful life. In the fourth quarter of fiscal 2009, we performed an analysis to compare the fair values of each of our intangible assets, using a discounted cash flow method, to each of their respective carrying values and concluded that the intangible assets were not impaired.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Assets, Net

Other assets, net, consist primarily of a note receivable currently valued at $20.0 million. The value of the note receivable is based on the estimated fair value of the underlying collateral, a parcel of land located in Fort Myers, Florida, less estimated costs to sell. In fiscal 2009, we determined the note receivable was impaired and therefore wrote the value of the note down to $20.0 million in accordance with generally accepted accounting principles. Additionally, upon determining the note was impaired during the second quarter, we ceased recognizing any further interest income and also reversed the then year-to-date interest income of approximately $0.8 million. We expect to take possession of the underlying collateral in satisfaction of the note receivable sometime during fiscal 2010. See Note 2 for a discussion of the impairment charges recorded on this note receivable during fiscal 2009.

Accounting for the Impairment of Long-lived Assets

Long-lived assets are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. See Note 2 for a discussion of impairment charges for long-lived assets recorded in fiscal 2009 and 2008.

Gain on Sale of Investment

On July 26, 2007, VF Corporation announced that it had entered into a definitive agreement to acquire lucy activewear, inc. (“Lucy”), a privately held retailer of women’s activewear apparel, in which we held a cost method investment totaling $10.4 million. The sale was completed during the third quarter of fiscal 2007 and we recorded a pre-tax gain of approximately $6.8 million, which is reflected as non-operating income during fiscal 2007 in the accompanying statement of operations.

Income Taxes

Income taxes are accounted for in accordance with authoritative guidance, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, we follow a comprehensive model to recognize, measure, present and disclose in our financial statements uncertain tax positions that we have taken or expect to take on a tax return. This model states that a tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits.

The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate their fair value due to the short-term nature of the instruments.

Self-Insurance

We are self-insured for certain losses relating to workers’ compensation, medical and general liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred based on historical experience. Although management believes

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it has the ability to adequately accrue for estimated losses related to claims, it is possible that actual results could significantly differ from recorded self-insurance liabilities.

Revenue Recognition

Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and company issued coupons. For DTC sales, revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment.

Under our current program, gift cards do not have expiration dates. We account for gift cards by recognizing a liability at the time a gift card is sold. The liability is relieved and revenue is recognized for gift cards upon redemption. In addition, we recognize revenue on unredeemed gift cards when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (commonly referred to as gift card breakage). We recognize gift card breakage under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on the historical gift card breakage rate. We determine the gift card breakage rate based on our historical redemption patterns.

Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from revenue.

Supplier Allowances

From time to time, we receive allowances and/or credits from certain of our suppliers. The aggregate amount of such allowances and credits is immaterial to our results of operations.

Shipping and Handling Costs

Shipping and handling costs to transport goods between stores or directly to customers, net of amounts paid to us by customers, amounted to $9.6 million, $11.0 million, and $9.5 million in fiscal 2009, 2008 and 2007, respectively, and are included in store operating expenses in the accompanying consolidated statements of operations. Amounts paid by customers to cover shipping and handling costs are considered insignificant.

Store Pre-opening Costs

Operating costs (including store set-up, rent and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included in store operating expenses in the accompanying consolidated statements of operations.

Advertising Costs

Costs associated with the production of advertising, such as writing, copy, printing, and other costs are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. For fiscal 2009, 2008 and 2007, advertising expense was approximately $65.0 million, $67.5 million, and $82.7 million, respectively, and are reflected as marketing expenses in the accompanying consolidated statements of operations.

Catalog expenses consist of the cost to prepare, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is typically less than six weeks.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Effective January 29, 2006, we adopted the revised provisions of stock-based compensation accounting guidance using the modified prospective transition method. Under this transition method, stock-based compensation expense recognized for share-based awards, including stock options and restricted stock, consists of: (a) compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 29, 2006, based on the grant date fair value estimated in accordance with the original share-based payment guidance, and (b) compensation expense for all stock-based compensation awards granted subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the new guidance. In addition, upon adoption, we calculated our pool of income tax benefits that were previously recorded in additional paid-in capital and are available to absorb future income tax benefit deficiencies that can result from the exercise of stock options or vesting of restricted stock awards. We elected to calculate this pool under the alternative transition method provided for under accounting rules. See Note 12 for a further discussion on stock-based compensation.

Net Income per Common and Common Equivalent Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and performance awards.

In June 2008, new accounting guidance was issued related to share-based awards that qualify as participating securities. In accordance with this guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. Participating securities are comprised of unvested restricted stock awards. Prior to the application of this guidance, these participating securities were excluded from weighted average common shares outstanding in the calculation of basic earnings per share.

In accordance with the new guidance, the basic and diluted earnings per share amounts have been retroactively adjusted for all periods presented to include outstanding unvested restricted stock in the calculation of basic weighted average shares outstanding.

The following is a reconciliation of the denominators of the basic and diluted EPS computations shown on the face of the accompanying consolidated statements of operations:

	Fiscal	Fiscal	Fiscal
	2009	2008	2007

Weighted average common shares outstanding — basic	177,498,862	176,606,274	176,082,322
Dilutive effect of stock options and performance awards outstanding	1,358,678	−	653,171

Weighted average common and common equivalent shares outstanding — diluted	178,857,540	176,606,274	176,735,493

In fiscal 2009, 2008 and 2007, 3,132,586, 5,893,557 and 3,970,646 potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to stock option awards, because the effect of including these potential shares was antidilutive.

Newly Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06 (“ASU 2010-06”) which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measures and Disclosures. ASU 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim periods beginning after December 15, 2010. We do not expect that adoption of ASU 2010-06 will have a material impact on our consolidated financial statements.

2.	Impairment and Restructuring Charges:

Fiscal 2009

In fiscal 2009, we incurred non-cash impairment charges totaling approximately $15.0 million which are included in the consolidated statements of operations within selling, general and administrative expenses for the fifty-two weeks ended January 30, 2010. A summary of the charges are presented in the table below (amounts in thousands):

Impairment of long-lived assets related to underperforming stores	$1,134
Impairment of software development costs	8,058
Impairment of note receivable	5,834

Total pre-tax impairment charges	$15,026

Long-lived Asset Impairments:  We review our long-lived assets periodically for impairment if events or changes in circumstances, indicate that the carrying amount of such assets may not be recoverable. In fiscal 2009, we decided to deploy alternative inventory planning and allocation software. As a result, $8.1 million of development costs already incurred related to this project were determined to be impaired. Additionally, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, determined that the carrying values of certain assets exceeded their future undiscounted cash flows. In circumstances where future undiscounted cash flows expected to be generated by an asset are less than its carrying amount, the asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. With respect to the assets identified, we then determined the fair value of these assets by discounting their future cash flows using a rate approximating our cost of capital, which resulted in an impairment charge of approximately $1.1 million.

Note Receivable Impairments:  During the second quarter of fiscal 2009, we determined that a $25.8 million note receivable was impaired, based on an independent evaluation of the fair value of the underlying collateral coupled with the debtor’s apparent inability to pay the note in full. As a result, we recorded a non-cash impairment charge of approximately $3.8 million, which was determined based on the difference between the book value of the note and the independent evaluation of the fair value of the land at that time. During the fourth quarter of fiscal 2009, based on an updated third-party valuation of the land, we determined that the fair value of the land had declined further and an additional $2.0 million impairment charge was necessary to adjust the note to its current fair value, less estimated costs to sell.

Fiscal 2008

In fiscal 2008, we incurred certain expense items that materially affected earnings results for the year. These charges were composed of non-cash impairment charges for certain underperforming stores and severance and workforce reductions, which are included in selling, general and administrative expenses under impairment and

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring charges in the accompanying statement of operations. A summary of the charges are presented in the table below (amounts in thousands):

Impairment of long-lived assets related to underperforming stores	$13,691
Severance and workforce reduction charges	9,973

Total pre-tax impairment and restructuring charges	$23,664

Long-lived Asset Impairments:  As mentioned above, it is our practice to review long-lived assets periodically for impairment if events or changes in circumstances, such as the worsening macroeconomic conditions experienced in fiscal 2008, indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. In accordance with accounting guidance, we conducted an internal review of our long-lived assets at the store level and determined that the carrying value of certain assets exceeded their future undiscounted cash flows. We then determined the fair value of the identified long-lived assets by discounting their future cash flows using a rate approximating our cost of capital, which resulted in an impairment charge of $13.7 million.

Severance and Workforce Reduction:  During the fourth quarter of fiscal 2008, in an effort to reduce costs and enhance efficiencies, we announced a workforce reduction that included the elimination of approximately 180 positions, or approximately 11% of the NSSC employee base. In addition, we incurred charges related to the separation agreement with our former Chief Executive Officer. In connection with these actions and in accordance with the relevant accounting guidance, we recorded approximately $10.0 million of personnel separation costs. The following table summarizes the severance and workforce reduction charges incurred in fiscal 2008 as well as activity during fiscal 2009 (amounts in thousands):

	Beginning		Non-Cash		Ending
	Balance	Charges	Expense	Payments	Balance

Fiscal 2008	$—	$9,973	$(1,275)	$—	$8,698

Fiscal 2009	$8,698	$—	$—	$8,582	$116

3.	Acquisitions of Chico’s Franchised Stores:

On February 4, 2007, we completed our asset purchase of Intraco, Inc. (“Intraco”) pursuant to which we acquired the franchise rights for the state of Minnesota and purchased a substantial portion of the assets of Intraco. Intraco, which held territorial franchise rights to the entire state of Minnesota for the Chico’s brand, operated 12 Chico’s brand store locations in Minnesota at that time. The acquisition included all of the existing retail store locations together with the reacquisition of the territorial franchise rights to the state of Minnesota. The total purchase price for the acquisition of the 12 stores was approximately $32.9 million. The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed in the acquisition at their estimated fair values with the remainder allocated to goodwill was as follows: $0.9 million to current assets, $1.4 million to fixed assets, $4.9 million to intangible assets, which represents the fair value of re-acquired territory rights, $27.7 million to goodwill, net of $2.0 million to current liabilities. The consolidated statements of operations include the results of operations for these twelve stores from and after February 4, 2007, the date of acquisition of such stores.

In addition, on March 4, 2007, we completed the asset purchase of a franchise store from our last franchisee in Florida. The consolidated statements of operations include the results of operations for this particular store from and after March 4, 2007, the date of acquisition of such store.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Discontinued Operations:

In early fiscal 2006, we acquired most of the assets of Fitigues consisting primarily of 12 retail stores. As of the end of fiscal 2007, the operations of the Fitigues brand ceased and we do not expect to incur any further material costs associated with the closing down of this brand.

In accordance with accounting guidance, we segregated the operating results of Fitigues from continuing operations and classified the results as discontinued operations in the consolidated statements of operations for the period presented as shown in the following table (amounts in thousands):

Fiscal Year Ended
February 2, 2008

Net sales	$1,688

Loss from operations	3,470
Income tax benefit	(1,197)

Net loss on discontinued operations	$2,273

5.	Marketable Securities:

Marketable securities are classified as available-for-sale and generally consist of variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds, and U.S. treasury securities. Although the variable rate demand notes, totaling $207.9 million, have long-term nominal maturity dates ranging from 2011 to 2049, the interest rates are generally reset weekly. Despite the long-term nature of the underlying securities of the variable rate demand notes, we have the ability to quickly liquidate these securities based on our cash needs, thereby creating a short-term instrument. The remainder of the portfolio, as of January 30, 2010 consisted of $104.2 million of securities with maturity dates less than one year and $74.4 million with maturity dates over one year and less than two years.

The following tables summarize our investments in marketable securities at January 30, 2010 and January 31, 2009 (amounts in thousands):

January 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Total marketable securities	$386,096	$451	$47	$386,500

January 31, 2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Total marketable securities	$242,018	$135	$—	$242,153

6.	Fair Value Measurements:

We adopted the accounting guidance regarding fair value and disclosures, as it applies to financial and non-financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The new guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

date. The guidance also establishes a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

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

We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts and assets held in our deferred compensation plan. The money market funds are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities, except for U.S. treasury holdings which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our consolidated balance sheets.

We measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment and our note receivable. We estimated the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy. The note receivable’s value is based on the value of the underlying real estate collateral as determined by an independent third party using observable market data, which results in a Level 2 classification.

In accordance with the provisions of the guidance, we categorized our financial assets, whether valued on a recurring or non-recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

	As of January 30, 2010
	Total	Level 1	Level 2	Level 3

Current Assets
Cash equivalents	$8,256	$8,256	$—	$—
Marketable securities	386,500	33,383	353,117	—
Non Current Assets
Note receivable	20,000	—	20,000	—
Deferred compensation plan assets	4,050	4,050	—	—

Total	$418,806	$45,689	$373,117	$—

7.	Receivables:

Receivables consisted of the following:

	January 30,	January 31,
	2010	2009

Tenant improvement advances	$704	$1,254
Note receivable	—	25,834
Other	3,218	6,905

Total receivables	$3,922	$33,993

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Liabilities:

Accrued liabilities consisted of the following:

	January 30,	January 31,
	2010	2009

Allowance for estimated customer returns, gift cards and store credits outstanding	$40,669	$36,411
Accrued payroll and benefits, bonuses and severance costs	34,038	34,505
Sales and income taxes	7,754	5,225
Other	13,401	12,305

Total accrued liabilities	$95,862	$88,446

9.	Income Taxes:

The income tax provision (benefit) consisted of the following:

	Fiscal	Fiscal	Fiscal
	2009	2008	2007

Current:
Federal	$30,555	$4,562	$49,854
State	3,998	5,924	7,648
Deferred:
Federal	5,451	(18,992)	(8,218)
State	196	(4,194)	(1,272)

Total income tax provision (benefit)	$40,200	$(12,700)	$48,012

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal	Fiscal	Fiscal
	2009	2008	2007

Federal income tax rate	35.0%	(35.0)%	35.0%
State income tax, net of federal tax benefit	2.5	5.6	2.9
Municipal interest income	(0.6)	(6.4)	(2.2)
Enhanced charitable contribution	(1.1)	(6.8)	(2.5)
Decrease in deferred compensation plan assets	—	4.2	—
Other items, net	0.8	(1.5)	1.3

Total	36.6%	(39.9)%	34.5%

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 30, 2010 and January 31, 2009:

	January 30,	January 31,
	2010	2009

Current deferred tax assets:
Accrued liabilities and allowances	$12,287	$12,152
Inventories	—	2,804
Other, net	1,932	2,903

	$14,219	$17,859

Noncurrent deferred tax assets:
Property related, net	$19,516	$16,647
Accrued liabilities and allowances	3,480	4,658
Accrued straight-line rent	16,381	15,239
Stock-based compensation	9,851	13,003
Other, net	4,060	4,632

	$53,288	$54,179

Current deferred tax liabilities:
Inventories	$(4,555)	$—

	$(4,555)	$—

Noncurrent deferred tax liabilities:
Other intangible assets	$(16,967)	$(15,721)

	$(16,967)	$(15,721)

Deferred tax assets at January 30, 2010 and January 31, 2009 totaled $67.5 million and $72.0 million, respectively. Deferred tax liabilities at January 30, 2010 and January 31, 2009 totaled $21.5 million and $15.7 million, respectively.

Effective February 4, 2007, we adopted new income tax provisions concerning uncertain tax positions, which did not result in any adjustment to retained earnings. A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2008 and fiscal 2009 is as follows:

	Fiscal	Fiscal
	2009	2008

Balance at beginning of year	$10,567	$6,367
Additions for tax positions of prior years	411	5,675
Reductions for tax positions of prior years	(937)	(642)
Additions for tax positions for the current year	173	—
Reductions for tax positions for the current year	—	(200)
Settlements with tax authorities	(2,708)	(285)
Reductions due to lapse of applicable statutes of limitation	(620)	(348)

Balance at end of year	$6,886	$10,567

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the January 30, 2010 and January 31, 2009 balances are $4.5 million and $6.9 million, respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.

Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in income tax expense. During the fiscal years ended January 30, 2010 and January 31, 2009, we accrued $0.9 million and $2.2 million, respectively, for interest and penalties. We had approximately $2.7 million and $3.5 million for the payment of interest and penalties accrued at January 30, 2010 and January 31, 2009, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.

We began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”), beginning in fiscal 2006. Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment when the federal return is filed. Our fiscal 2007 year has been examined and a no change letter issued. Our fiscal 2008 year has been examined and a partial acceptance letter issued pending final approval of one issue relating to an accounting method change request. Due to the creation of a net operating loss in fiscal 2008 and the subsequent carryback to the fiscal 2006 year, our fiscal 2006 year is being surveyed (limited review) as part of the approval process required by the Joint Committee on Taxation.

With few exceptions, we are no longer subject to state and local examinations for years before fiscal 2006. Various state examinations are currently underway for fiscal periods spanning from 2003 through 2008; however, we do not expect any significant change to our uncertain tax positions within the next year.

10.	Deferred Liabilities:

Deferred liabilities consisted of the following:

	January 30,	January 31,
	2010	2009

Deferred rent	$41,614	$39,276
Deferred lease credits	107,714	122,127
Other deferred liabilities	12,476	17,596

Total deferred liabilities	161,804	178,999
Less current portion	(19,625)	(18,659)

Total deferred liabilities	$142,179	$160,340

Deferred rent represents the difference between operating lease obligations currently due and operating lease expense, which is recorded on a straight-line basis over the terms of our leases.

Deferred lease credits represent construction allowances received from landlords and are amortized as a reduction of rent expense over the appropriate respective terms of the related leases.

11.	Commitments and Contingencies:

Leases

We lease retail store space, office space and various office equipment under operating leases expiring in various years through the fiscal year ending 2020. Certain of the leases provide that we may cancel the lease if our retail sales at that location fall below an established level, and certain leases provide for additional rent payments to be made when sales exceed a base amount.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Minimum future rental payments under noncancellable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of January 30, 2010, are approximately as follows:

FISCAL YEAR ENDING:
January 29, 2011	$129,244
January 28, 2012	120,213
February 2, 2013	107,041
February 1, 2014	93,271
January 31, 2015	84,904
Thereafter	200,536

Total minimum lease payments	$735,209

A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically exercised many or met these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2009, 2008 and 2007, total rent expense under operating leases was approximately $161.6 million, $154.8 million, and $140.4 million, respectively, including common area maintenance charges of approximately $23.7 million, $23.6 million, and $19.0 million, respectively, other rental charges of approximately $23.6 million, $21.4 million, and $18.8 million, respectively, and contingent rental expense of approximately $6.5 million, $5.1 million, and $8.2 million, respectively, based on sales.

Credit Facility

We have a $55 million senior secured revolving credit facility (the Credit Facility) with SunTrust Bank, which provides us the ability, subject to satisfaction of certain conditions, to increase the commitments available under the Credit Facility from $55 million up to $100 million through additional syndication. The proceeds of any borrowings under the Credit Facility may be used to fund future permitted acquisitions, to provide for working capital and to be used for other general corporate purposes. The Credit Facility is scheduled to expire in November 2011.

The obligations under the Credit Facility are secured by (i) all credit card accounts and receivables for goods sold or services rendered and (ii) all inventory of any kind wherever located of Chico’s FAS, Inc. and its subsidiaries.

The interest on revolving loans under the Credit Facility will accrue, at our election, at either (i) a Base Rate plus the Applicable Margin or (ii) a Eurodollar Rate tied to LIBOR for the selected interest rate period plus the Applicable Margin. Base Rate shall mean the highest of (i) the per annum rate which SunTrust publicly announces as its prime lending rate, (ii) the Federal Funds rate plus one-half of one percent (1/2%) per annum and (iii) the Eurodollar Rate tied to the one-month LIBOR rate determined on a daily basis. The Applicable Margin is based upon a pricing grid depending on the total unused availability under the Credit Facility and certain financial ratios.

The Credit Facility contains customary terms and conditions for credit facilities of this type, including certain restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, repurchase stock or make distributions on junior capital, consolidate or merge with other entities, or suffer a change in control. The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the Credit Facility may be accelerated. The Credit Facility also contains various covenants including a fixed charge coverage ratio (as

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defined in the Credit Facility). The Credit Facility also requires the payment of monthly fees based on the average daily unused portion of the Credit Facility, in an amount equal to 0.50% per annum.

At January 30, 2010, no borrowings are outstanding under the Credit Facility. However, approximately $1.7 million in commercial letters of credit outstanding, which arose in the normal course of business, serve to reduce availability of the line for the like amount.

Other

At January 30, 2010 and January 31, 2009, we had approximately $252.7 million and $213.8 million, respectively, due under non-cancelable purchase commitments consisting of amounts to be paid under agreements to purchase inventory that are legally binding and that specify all significant terms.

We are not a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our financial condition or results of operations.

12.	Stock Compensation Plans and Capital Stock Transactions:

General

At January 30, 2010, we had stock-based compensation plans as described below. The total compensation expense related to stock-based awards granted under these plans during fiscal 2009, 2008 and 2007, was $7.4 million, $12.6 million and $17.1 million, respectively. The total tax benefit associated with stock-based compensation for fiscal 2009, 2008 and 2007 was $2.8 million, $4.8 million and $5.8 million, respectively. Effective January 29, 2006 and subsequent thereto, we recognize stock-based compensation costs net of a forfeiture rate for only those shares expected to vest and on a straight-line basis over the requisite service period of the award. We estimated the forfeiture rate for fiscal years 2009, 2008 and 2007 based on historical experience during the preceding four fiscal years.

In addition to stock options, we have historically issued nonvested stock awards (restricted stock) under our stock-based compensation plans, pursuant to restricted stock agreements. A restricted stock award is an award of common shares that is subject to certain restrictions during a specified period. Restricted stock awards are independent of option grants and are generally subject to forfeiture if employment terminates prior to the release of the restrictions. We hold the certificates for such shares in safekeeping during the vesting period, and the grantee cannot transfer the shares before the respective shares vest. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon and are considered to be currently issued and outstanding. Substantially all outstanding restricted stock vests pro-rata over a period of three years from the date of grant, except for the restricted stock awarded to independent directors in fiscal 2009 which vests one year from the date of grant. We expense the cost of the restricted stock awards, which is determined to be the fair market value of the shares at the date of grant, straight-line over the period during which the restrictions lapse. For these purposes, the fair market value of the restricted stock is determined based on the closing price of our common stock on the grant date.

In fiscal 2009, we granted our President and Chief Executive Officer, a performance award grant under which he is eligible to receive from 0 to 133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals over the one-year period ending January 30, 2010. At fiscal year-end, it was determined that he had earned 133,333 shares based on the Company’s performance. These shares will vest 3 years from the date of grant. We accounted for the grant by recording compensation expense, based on the number of shares ultimately expected to vest and to be recognized on a straight-line basis over the 3-year service period.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

1993 Stock Option Plan

During fiscal year 1993, the Board approved a stock option plan, as amended in fiscal 1999 (the 1993 Plan) for eligible employees. The per share exercise price of each stock option is not less than the fair market value of the stock on the date of grant or, in the case of an employee owning more than 10 percent of our outstanding stock and to the extent incentive stock options, as opposed to nonqualified stock options, are issued, the price is not less than 110 percent of such fair market value. Also, the aggregate fair market value of the stock with respect to which incentive stock options are exercisable for the first time by an employee in any calendar year may not exceed $100,000 per IRS regulations. Options granted under the terms of the 1993 Plan generally vest evenly over three years and have a 10-year term. As of January 30, 2010, approximately 61,000 nonqualified options remain outstanding under the 1993 Plan.

Independent Directors’ Plan

In October 1998, the Board approved a stock option plan (the Independent Directors’ Plan) for eligible independent directors. Options granted under the terms of the Independent Directors’ Plan vest after six months and have a 10-year term. From the date of the adoption of the Independent Directors’ Plan and until the 2002 Omnibus Stock and Incentive Plan was adopted, 507,500 options were granted under the Independent Directors’ Plan. As of January 30, 2010, approximately 90,000 options under the Independent Directors’ Plan remain outstanding.

Omnibus Stock and Incentive Plan

In April 2002, the Board approved the Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, which initially reserved 9,710,280 shares of common stock for future issuance. In fiscal 2009, our shareholders approved the Amended and Restated Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan (the Omnibus Plan), effective as of June 26, 2008. In particular, the amendments included: (i) increasing the total number of shares of our Common Stock with respect to which awards may be granted under the plan by an additional 10,000,000 shares, (ii) expanding the permissible types of awards to include stock-based and cash-based Stock Appreciation Rights (SARs) and Performance Awards, and (iii) eliminating the automatic grants of stock options for both new and continuing non-employee directors. Our executive officers and directors are eligible to receive awards under the Omnibus Plan, including stock options, restricted stock, restricted stock units, SARs and Performance Awards, in accordance with the terms and conditions of the Omnibus Plan. No new grants can be made under our existing 1993 Plan or Independent Directors’ Plan, and such existing plans remain in effect only for purposes of administering options that are outstanding.

Under the Omnibus Plan, the per share exercise price of each stock option cannot be less than the fair market value of the stock on the date of grant or, in the case of an employee owning more than 10 percent of our outstanding stock and to the extent incentive stock options, as opposed to nonqualified stock options, are issued, the price cannot be less than 110 percent of such fair market value. Options granted under the terms of the Omnibus Plan generally vest evenly over three years and have a 10-year term. In accordance with the terms of the Omnibus Plan, shares of common stock that are represented by options granted under our previously existing plans which are forfeited, expire or are cancelled without delivery of shares of common stock are added to the amounts reserved for issuance under the Omnibus Plan. As of January 30, 2010, approximately 6,137,000 nonqualified stock options are outstanding under the Omnibus Plan.

Employee Stock Purchase Plan

We sponsor an employee stock purchase plan (“ESPP”) under which substantially all full-time employees are given the right to purchase up to 400 shares of our common stock during each of the two specified offering periods each fiscal year, for a total of up to 800 shares in any given fiscal year, at a price equal to 85 percent of the value of

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the stock immediately prior to the beginning of each offering period. During fiscal 2009, 2008 and 2007, approximately 60,000, 46,000, and 53,000 shares, respectively, were purchased under the ESPP. In accordance with accounting provisions, we recognize compensation expense based on the 15% discount at purchase. For fiscal 2009, 2008 and 2007, ESPP compensation expense was $0.1 million, less than $0.1 million, and $0.2 million, respectively.

Methodology Assumptions

We use the Black-Scholes option-pricing model to value our stock options. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the stock option awards, which are subject to pro-rata vesting generally over 3 years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on the historical volatility of the stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting over three years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The weighted average assumptions relating to the valuation of our stock options for fiscal 2009, 2008 and 2007 were as follows:

	Fiscal 2009	Fiscal 2008	Fiscal 2007

Weighted average fair value of grants	$3.23	$1.69	$7.46
Expected volatility	63%	54%	43%
Expected term (years)	4.5 years	4.5 years	4.5 years
Risk-free interest rate	1.9%	2.0%	4.2%
Expected dividend yield	N/A	N/A	N/A

Aggregate Stock Option Activity

As of January 30, 2010, 6,288,358 nonqualified options are outstanding at a weighted average exercise price of $12.54 per share, and 8,778,584 shares remain available for future grants of either stock options, restricted stock, restricted stock units, SARs, or performance awards. Of the options outstanding, 3,479,750 options are exercisable as of January 30, 2010.

Stock option activity for fiscal 2009 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)

Outstanding, beginning of period	7,763,161	$14.10
Granted	1,119,850	6.74
Exercised	(782,609)	5.69
Canceled or expired	(1,812,044)	18.61

Outstanding, end of period	6,288,358	12.54	6.62	$28,928

Vested and expected to vest at January 30, 2010	5,825,358	13.01	6.46	25,630
Exercisable at January 30, 2010	3,479,750	17.94	5.36	8,111

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess if any, of the closing stock price on the last trading day of fiscal 2009 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 30, 2010. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 (based on the difference between our stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $5.9 million, $0.3 million and $1.3 million, respectively.

As of January 30, 2010, there was $5.0 million of total unrecognized compensation expense related to unvested stock options granted under our share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.8 years.

Cash received from option exercises and purchases under the ESPP for fiscal 2009 was an aggregate of $4.9 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $2.3 million for fiscal 2009.

Restricted stock awards as of January 30, 2010 and changes during fiscal 2009 were as follows:

	Fiscal 2009
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested, beginning of period	1,112,004	$6.31
Granted	258,976	9.48
Vested	(424,062)	7.67
Canceled	(130,241)	5.38

Nonvested, end of period	816,677	6.76

Total fair value of shares of restricted stock that vested during fiscal 2009, 2008 and 2007 was $5.4 million, $1.0 million and $2.2 million, respectively. As of January 30, 2010, there was $3.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 1.5 years.

13.	Retirement Plans:

We have a 401(k) defined contribution employee benefit plan (the “Plan”) covering substantially all employees. Employees’ rights to Company-contributed benefits vest fully upon completing five years of service, with incremental vesting starting in service year two. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2009, 2008 and 2007, our costs under the Plan were approximately $2.4 million, $2.3 million, and $2.4 million, respectively.

In April 2002, we adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) to provide supplemental retirement income benefits for a select group of management employees. Eligible participants may elect to defer up to 80 percent of their salary and 100 percent of their bonuses pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death or termination of employment. In addition, we may make employer contributions to participants under the Deferred Plan. To date, no Company contributions have been made under the Deferred Plan. The amount of the deferred compensation liability payable to the participants is included in “deferred liabilities” in the consolidated balance sheets. These obligations are funded through the establishment of trust accounts held by us on behalf of the management group participating in the plan. The trust accounts are reflected in “other assets” in the accompanying consolidated balance sheets.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Results of Operations (Unaudited):

					Net Income (Loss)
				Net Income (Loss)	Per Common and
			Net	Per	Common
	Net	Gross	Income	Common Share –	Equivalent Share –
	Sales	Margin	(Loss)	Basic	Diluted

Fiscal year ended January 30, 2010:
First quarter	$410,643	$233,388	$14,489	$0.08	$0.08
Second quarter	419,915	231,041	14,905	0.08	0.08
Third quarter	446,863	257,278	22,745	0.13	0.13
Fourth quarter	435,730	238,033	17,508	0.10	0.10
Fiscal year ended January 31, 2009:
First quarter	$409,564	$228,802	$12,732	$0.07	$0.07
Second quarter	405,218	213,361	6,680	0.04	0.04
Third quarter	394,243	211,373	1,995	0.01	0.01
Fourth quarter	373,379	165,956	(40,544)	(0.23)	(0.23)

15.	Subsequent Event

On February 24, 2010, we announced that our Board of Directors declared an initial quarterly cash dividend of $0.04 per share on our common stock. The dividend was payable on March 22, 2010 to shareholders of record at the close of business on March 8, 2010. While it is our intention to continue to pay a quarterly cash dividend for fiscal 2010 and beyond, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in providing reasonable assurance in timely alerting them to material information relating to us (including our consolidated subsidiaries) and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic SEC filings.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There was no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2010 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation, management concluded that internal control over financial reporting was effective as of January 30, 2010.

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

The effectiveness of our internal control over financial reporting as of January 30, 2010 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which follows.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chico’s FAS, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chico’s FAS, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2009 consolidated financial statements of Chico’s FAS, Inc. and subsidiaries and our report dated March 24, 2010 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Tampa, Florida
March 24, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and our audit committee financial expert and Section 16(a) beneficial ownership reporting compliance in our 2010 Annual Meeting proxy statement is incorporated herein by reference. Information about our executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in our 2010 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is included in our 2010 Annual Meeting proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information concerning our equity compensation plans as of the end of the fiscal year ended January 30, 2010:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
Plan category	and Rights	and Rights ($)	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	6,288,358	$12.54	8,778,584
Equity compensation plans not approved by security holders	—		—

Total	6,288,358	$12.54	8,778,584

(1)	Includes shares authorized for issuance under the Company’s 1993 Stock Option Plan, Independent Directors’ Plan, and Amended and Restated 2002 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is included in our 2010 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is included in our 2010 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1) The following financial statements are contained in Item 8:

Financial Statements	Page in this Report

Report of Ernst & Young LLP, independent registered certified public accounting firm	33
Consolidated Statements of Operations for the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008	34
Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009	35
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008	36
Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2010, January 31, 2009, and February 2, 2008	37
Notes to Consolidated Financial Statements	38

(2)	The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

3	.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)
3.2		Composite Amended and Restated By-laws of Chico’s FAS, Inc.
4	.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)
4.2		Composite Amended and Restated By-laws of Chico’s FAS, Inc.
4	.3*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)
10	.1*	Employment Agreement between the Company and Scott A. Edmonds, effective as of September 3, 2003 (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10	.2*	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of June 22, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
10	.3*	Amendment No. 2 to Employment Agreement between the Company and Scott A. Edmonds, dated December 18, 2008 and effective as of January 1, 2005 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on December 19, 2008)
10	.4*	Separation letter agreement and release between Chico’s FAS, Inc. and Scott A. Edmonds, dated as of January 7, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on January 8, 2009)
10	.5*	Employment Agreement for Mori C. MacKenzie (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended October 1, 1995, as filed with the Commission on November 13, 1995)
10	.6*	Amendment No. 1 to Employment Agreement between the Company and Mori C. MacKenzie, effective as of August 21, 2000 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended October 28, 2000, as filed with the Commission on December 8, 2000)

10	.7*	Amendment No. 2 to Employment Agreement between the Company and Mori C. MacKenzie, dated December 18, 2008 and effective as of January 1, 2005 (Filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the Commission on December 19, 2008)
10	.8*	Employment Agreement between the Company and Charles L. Nesbit, Jr., effective as of August 4, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q as filed with the Commission on May 26, 2005)
10	.9*	Amendment No. 1 to Employment Agreement between the Company and Charles L. Nesbit, Jr., dated December 18, 2008 and effective as of January 1, 2005 (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on December 19, 2008)
10	.10*	Employment letter agreement between the Company and Donna Noce Colaco, with employment commencing on August 6, 2007 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 4, 2007, as filed with the Commission on August 29, 2007)
10	.11*	Employment letter agreement between the Company and Kent A. Kleeberger, with employment commencing on November 1, 2007 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on October 23, 2007)
10	.12*	Employment letter agreement between the Company and David F. Dyer, dated as of January 7, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on January 8, 2009)
10	.13*	Amendment No. 1 to employment letter agreement between the Company and David F. Dyer, dated March 5, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 12, 2009)
10	.14*	Employment letter agreement between the Company and Jeffrey A. Jones, dated as of February 11, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 27, 2009)
10	.15*	Employment letter agreement between the Company and Cynthia S. Murray, dated as of January 29, 2009 (Filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)
10	.16*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10	.17*	First Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10	.18*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.19*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.20*	First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)
10	.21*	Amended and Restated 2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)
10	.22*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.23*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.24*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.3 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.25*	Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 28, 2008)
10	.26*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.4 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.27*	Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Commission on March 27, 2009)

10.28		Form of 2002 Omnibus Stock and Incentive Plan Performance Award Agreement for Restricted Stock Units
10	.29*	Chico’s FAS, Inc. Amended and Restated 2002 Employee Stock Purchase Plan (Filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10	.30*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.31*	First Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 5, 2006)
10	.32*	Second Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 13, 2007)
10	.33*	Chico’s Amended and Restated Executive Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 28, 2008)
10	.34*	Amendment No. 1 to Chico’s FAS, Inc. Executive Severance Plan (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)
10	.35*	Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10- K for the year ended February 2, 2008, as filed with the Commission on March 28, 2008)
10	.36*	Amendment No. 1 to Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)
10	.37*	Participation Agreement with Kent A. Kleeberger (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on March 6, 2008)
10	.38*	Indemnification Agreement with Scott A. Edmonds (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 2, 1995, as filed with the Commission on August 14, 1995)
10	.39*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)
10	.40*	Indemnification Agreements with Betsy S. Atkins, John W. Burden, III, Verna K. Gibson, and Ross E. Roeder (Filed as Exhibits 10.1-10.3 and 10.8 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)
10	.41*	Indemnification Agreements with Charles L. Nesbit, Jr. and A. Alexander Rhodes (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on May 2, 2006)
10	.42*	Indemnification Agreements with John J. Mahoney and David F. Dyer (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)
10	.43*	Credit Agreement by and among SunTrust Bank, the Company and the subsidiaries of the Company dated as of November 24, 2008, including the schedules and exhibits (Filed as Exhibit 10.1 to the Company’s Form 8-K/A (Amendment No. 2) as filed with the Commission on September 30, 2009)
10	.44*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10	.45*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10	.46*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.47*	Chico’s FAS, Inc. 2005 Deferred Compensation Plan effective January 1, 2005 (amended and restated January 1, 2008) (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2008, as filed with the Commission on December 9, 2008)
10	.48*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
21		Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP
31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer
31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chico’s Fas, Inc.

By:	/s/ David F. Dyer
David F. Dyer
President, Chief Executive Officer and Director

Date: March 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Dyer David F. Dyer	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 24, 2010

/s/ Kent A. Kleeberger Kent A. Kleeberger	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2010

/s/ Ross E. Roeder Ross E. Roeder	Chairman of the Board	March 24, 2010

/s/ Betsy S. Atkins Betsy S. Atkins	Director	March 24, 2010

/s/ John W. Burden, III John W. Burden, III	Director	March 24, 2010

/s/ Verna K. Gibson Verna K. Gibson	Director	March 24, 2010

/s/ John J. Mahoney John J. Mahoney	Director	March 24, 2010

/s/ David F. Walker David F. Walker	Director	March 24, 2010

/s/ Andrea M. Weiss Andrea M. Weiss	Director	March 24, 2010