Form 10-Q
period 2010-05-01
CHICOS FAS INC
filed 2010-05-28
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
May 1, 2010	001-16435

Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At May 19, 2010, there were 178,711,981 shares outstanding of Common Stock, $.01 par value per share.

Chico’s FAS, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1, 2010		May 2, 2009
	Amount	% of Sales	Amount	% of Sales
Net Sales:
Chico’s/Soma Intimates	$336,700	69.9	$287,922	70.1
White House | Black Market	$144,888	30.1	$122,721	29.9

Total net sales	481,588	100.0	410,643	100.0

Cost of goods sold	200,008	41.5	177,255	43.2

Gross margin	281,580	58.5	233,388	56.8

Selling, general and administrative expenses:
Store operating expenses	167,826	34.8	160,195	39.0
Marketing	29,080	6.0	17,834	4.3
National Store Support Center	28,800	6.0	25,534	6.2
Impairment charges	822	0.2	8,058	2.0

Total selling, general and administrative expenses	226,528	47.0	211,621	51.5

Income from operations	55,052	11.5	21,767	5.3

Interest income, net	450	0.0	1,022	0.2

Income before income taxes	55,502	11.5	22,789	5.5

Income tax provision	20,100	4.1	8,300	2.0

Net income	$35,402	7.4	$14,489	3.5

Per share data:
Net income per common share–basic	$0.20		$0.08

Net income per common and common equivalent share–diluted	$0.20		$0.08

Weighted average common shares outstanding–basic	177,336		177,221

Weighted average common and common equivalent shares outstanding–diluted	178,833		177,692

Dividends declared per share	$0.08		—

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	May 1,	January 30,	May 2,
	2010	2010	2009
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$32,694	$37,043	$95,394
Marketable securities, at fair value	449,167	386,500	229,585
Receivables	3,857	3,922	31,387
Income tax receivable	631	312	1,055
Inventories	160,448	138,516	145,777
Prepaid expenses	25,546	24,023	24,250
Deferred taxes	10,684	9,664	16,807

Total Current Assets	683,027	599,980	544,255

Property and Equipment:
Land and land improvements	22,043	21,978	18,763
Building and building improvements	82,440	82,169	74,562
Equipment, furniture and fixtures	398,132	388,392	376,827
Leasehold improvements	414,369	412,834	417,427

Total Property and Equipment	916,984	905,373	887,579
Less accumulated depreciation and amortization	(405,140)	(383,844)	(347,764)

Property and Equipment, Net	511,844	521,529	539,815

Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets	38,930	38,930	38,930
Deferred taxes	38,755	36,321	36,304
Other assets, net	25,119	25,269	4,757

Total Other Assets	199,578	197,294	176,765

	$1,394,449	$1,318,803	$1,260,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$101,570	$79,219	$69,114
Accrued liabilities	126,720	95,862	102,160
Current portion of deferred liabilities	19,622	19,625	18,952

Total Current Liabilities	247,912	194,706	190,226

Noncurrent Liabilities:
Deferred liabilities	139,600	142,179	155,073

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,787	1,781	1,773
Additional paid-in capital	272,153	268,109	257,247
Retained earnings	732,741	711,624	656,467
Other accumulated comprehensive income	256	404	49

Total Stockholders’ Equity	1,006,937	981,918	915,536

	$1,394,449	$1,318,803	$1,260,835

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Cash Flows from Operating Activities:
Net income	$35,402	$14,489

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	23,362	24,631
Deferred tax (benefit) expense	(3,640)	3,206
Stock-based compensation expense	2,831	2,129
Excess tax benefit from stock-based compensation	(707)	—
Impairment charges	822	8,058
Deferred rent expense, net	299	632
Loss on disposal of property and equipment	766	750
Decrease (increase) in assets —
Receivables, net	65	2,606
Income tax receivable	(319)	10,651
Inventories	(21,932)	(13,364)
Prepaid expenses and other	(1,373)	(2,204)
Increase in liabilities —
Accounts payable	15,203	12,572
Accrued and other deferred liabilities	28,684	4,848

Total adjustments	44,061	54,515

Net cash provided by operating activities	79,463	69,004

Cash Flows from Investing Activities:
(Purchases) sales of marketable securities	(62,816)	12,482
Purchases of property and equipment	(15,264)	(12,709)

Net cash used in investing activities	(78,080)	(227)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	920	138
Excess tax benefit from stock-based compensation	707	—
Dividends paid	(7,136)	—
Repurchase of common stock	(223)	(70)

Net cash (used in) provided by financing activities	(5,732)	68

Net (decrease) increase in cash and cash equivalents	(4,349)	68,845
Cash and Cash Equivalents, Beginning of period	37,043	26,549

Cash and Cash Equivalents, End of period	$32,694	$95,394

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$74	$131
Cash paid for income taxes, net	$872	$1,217
See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 1, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 30, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 24, 2010. The January 30, 2010 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.
     As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.
     Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 1, 2010 are not necessarily indicative of the results that may be expected for the entire year.
     Certain prior year amounts have been reclassified in order to conform to the current year presentation.
Note 2. Impairment of Long-Lived Assets
     During the first quarter of fiscal 2010, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, determined that the carrying values of certain assets exceeded their future undiscounted cash flows. We then determined the fair value of these assets by discounting their future cash flows using a rate approximating our cost of capital, which resulted in an impairment charge of approximately $0.8 million.
     During the first quarter of fiscal 2009, we incurred non-cash impairment charges totaling approximately $8.1 million which are included in our consolidated statements of income within selling, general and administrative expenses. The impairments were related to the write-off of development costs for software applications that reflected our decision to deploy alternative inventory planning and allocation software.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 1, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 3. Restructuring Charges
     During the fourth quarter of fiscal 2008, in an effort to reduce costs and enhance efficiencies, we announced a workforce reduction that included the elimination of approximately 180 positions, or approximately 11% of the National Store Support Center (“NSSC”) employee base. In addition, we incurred charges related to the separation agreement with our former Chief Executive Officer. In connection with these actions and in accordance with the relevant accounting guidance, we recorded approximately $10.0 million of personnel separation costs. The following table summarizes the severance and workforce reduction liability for each period as indicated (amounts in thousands):

	Quarter Ended May 1, 2010	Quarter Ended May 2, 2009
	Severance and Workforce	Severance and Workforce
	Reduction Liability	Reduction Liability
Beginning balance	$116	$8,698
Payments	$(116)	$(2,620)

Ending balance	$—	$6,078

Note 4. Income Taxes
     Our uncertain tax positions were $7.0 million and $6.9 million at May 1, 2010 and January 30, 2010, respectively. As of May 1, 2010, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. We are currently subject to income tax examinations by various states, but do not expect the resolution of the examinations will have a material impact on our financial position, results of operations, or liquidity.
     Our effective tax rate for the current quarter was 36.2% compared to an effective tax rate of 36.4% in the first quarter of last year. Our effective tax rate was essentially flat in the current quarter compared to the first quarter of last year due primarily to a favorable court ruling that restored a state income tax receivable. However, the impact of the favorable ruling was partially offset by an increase in our current year projected annual tax rate due to higher pre-tax income.
Note 5. Stock-Based Compensation
General
     Stock-based compensation for awards recognized during the thirteen weeks ended May 1, 2010 and May 2, 2009 consists of compensation expense for all share-based awards granted subsequent to January 29, 2006, and is based on the grant date fair value estimated in accordance with the relevant accounting guidance.
     For the thirteen weeks ended May 1, 2010 and May 2, 2009, stock-based compensation expense was $2.8 million and $2.1 million, respectively. The total tax benefit associated with stock-based compensation for the thirteen weeks ended May 1, 2010 and May 2, 2009 was $1.1 million and $0.8 million, respectively. We recognize stock-based compensation costs net of a forfeiture rate for only those shares expected to vest and on a straight-line basis over the requisite service period of the award.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 1, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
Methodology Assumptions
     We use the Black-Scholes option-pricing model to value our stock options. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of our stock option awards, which are subject to pro-rata vesting generally over 3 years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption inherent in the pricing model is based on the historical volatility of our stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under our stock option plans and represents the period of time that stock option awards granted are expected to be outstanding.
     The expected term assumption incorporates the contractual term of an option grant, which is generally ten years, as well as the vesting period of an award, which is generally pro-rata vesting over 3 years. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted. The expected dividend yield is based on the expected annual dividend divided by the market price of our common stock at the time of declaration.
     The weighted average assumptions relating to the valuation of our stock options for the thirteen weeks ended May 1, 2010 and May 2, 2009 were as follows:

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Weighted average fair value of grants	$6.95	$2.21
Expected volatility	66%	62%
Expected term (years)	4.5	4.5
Risk-free interest rate	2.1%	1.8%
Expected dividend yield	1.0%	N/A
Performance-based Awards
     In fiscal 2009, we granted David F. Dyer, our President and Chief Executive Officer, a performance award under which he was eligible to receive up to 133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals in fiscal 2009 and with the vesting of all performance shares issued (whether issued at the time of grant or as additional shares earned at the end of the performance measurement period) occurring 3 years from the date of grant. After the end of fiscal 2009, our Board’s Compensation and Benefits Committee determined that the Company had achieved the performance goals and that Mr. Dyer earned 133,333 shares. In the first quarter of fiscal 2010, we awarded Mr. Dyer 33,333 restricted shares, which were in addition to the 100,000 restricted shares issued to him at the time of the grant. We account for the award by recording compensation expense, based on the 133,333 shares earned, on a straight-line amortization basis over the 3-year service period.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 1, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
     In the first quarter of fiscal 2010, a new performance-based stock award was granted to Mr. Dyer. Similar to the 2009 grant, under this performance award, Mr. Dyer is eligible to receive up to 133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals during fiscal 2010. Any shares earned as a result of the achievement of such goals (whether issued at the time of grant or as additional shares earned at the end of the performance measurement period) will vest 2 years from the date of grant. We are recording compensation expense, based on the number of shares ultimately expected to vest, recognized on a straight-line basis over the 2-year service period. Additionally, we reevaluate the amount of compensation expected to be earned at the end of each reporting period and record an adjustment, if necessary.
     Also, in the first quarter of fiscal 2010, certain of our executive officers were granted Performance Stock Units (“PSU”). Each PSU award has the ability to be converted into shares on the second anniversary of the grant date upon the achievement of certain Company-specific performance goals for fiscal 2011 and have an earn-out opportunity equal up to 100% of the units awarded. Similar to the performance awards granted to Mr. Dyer, compensation cost is recognized on a straight-line basis over the vesting period, based on the number of shares ultimately expected to vest and depending on the level and likelihood of the performance condition being met. Additionally, we reevaluate the amount of compensation expected to be earned at the end of each reporting period and record an adjustment, if necessary.
Stock-Based Compensation Activity
     As of May 1, 2010, 7,063,160 nonqualified options are outstanding at a weighted average exercise price of $12.79 per share, and approximately 7.2 million shares remain available for future grants of either stock options, restricted stock or restricted stock units, stock appreciation rights (“SARs”) or performance shares.
     The following table presents a summary of our stock options activity for the thirteen weeks ended May 1, 2010:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	6,288,358	$12.54
Granted	989,800	13.78
Exercised	(117,516)	4.80
Canceled or expired	(97,482)	16.38

Outstanding, end of period	7,063,160	12.79

Exercisable at May 1, 2010	3,788,940	17.03

     The following table presents a summary of our restricted stock activity for the thirteen weeks ended May 1, 2010:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested, beginning of period	816,677	$6.76
Granted	328,318	13.78
Vested	(87,887)	10.57
Canceled	(8,867)	6.17

Nonvested, end of period	1,048,241	8.64

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 1, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Net Income Per Share
     In June 2008, accounting guidance was issued related to share-based awards that qualify as participating securities. In accordance with this guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For us, participating securities are generally comprised of unvested restricted stock awards.
     Basic EPS is determined using the two-class method and is computed by dividing net earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.
     The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income:

	Thirteen Weeks Ended
	May 1,	May 2,
	2010	2009
Numerator
Net earnings	$35,402	$14,489
Net earnings allocated to participating securities	(223)	—

Net earnings available to common shareholders	$35,179	$14,489

Denominator
Weighted average common shares outstanding – basic	177,335,655	177,221,016
Dilutive effect of stock options outstanding	1,497,824	470,805

Weighted average common and common equivalent shares outstanding – diluted	178,833,479	177,691,821

Net earnings per common share:
Basic	$0.20	$0.08

Diluted	$0.20	$0.08

     For the thirteen weeks ended May 1, 2010 and May 2, 2009, 3,123,581 and 5,765,678 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares would have been anti-dilutive.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 1, 2010
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
     Marketable securities are classified as available-for-sale and consist of variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds and U.S treasury securities. Although the variable rate demand notes, totaling $226.3 million as of May 1, 2010, have long-term nominal maturity dates ranging from 2011 to 2049, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable rate demand notes, we believe we have the ability to quickly liquidate or put back these securities. The remainder of the portfolio, as of May 1, 2010, consisted of $133.9 million of securities with maturity dates less than one year and $89.0 million with maturity dates over one year and less than or equal to two years.
     We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. Marketable securities are carried at market value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Entities are required to use a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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
     We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts, and assets held in our non-qualified deferred compensation plan. The money market funds are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities, except for U.S. treasury holdings which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our consolidated balance sheets.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 1, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Fair Value Measurements (continued)
     We measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment and our note receivable. We estimate the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy. The note receivable’s value is based on the value of the underlying real estate collateral as determined by an independent third party using observable market data, which results in a Level 2 classification. See Note 8 for additional information involving a subsequent event on our note receivable.
     New guidance on financial instruments measured at fair value requires additional disclosures regarding significant transfers into and out of Level 1 and Level 2 as well as more detailed discussions regarding Level 3 activity. During the quarter ended May 1, 2010, we did not make significant transfers between Level 1 and Level 2 assets. Furthermore, as of May 1, 2010, January 30, 2010 and May 2, 2009, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
     In accordance with the provisions of the guidance, we categorized our financial assets, whether valued on a recurring or non-recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets	Observable	Unobservable
	Balance as of	for Identical	Inputs	Inputs
	May 1, 2010	Assets (Level 1)	(Level 2)	(Level 3)
Current Assets
Cash equivalents:
Money market account	$984	$984	$—	$—
Marketable securities:
Variable rate demand notes	226,253	—	226,253	—
Municipal securities	130,090	—	130,090	—
U.S. government securities	59,120	59,120	—	—
Corporate bonds	16,954	—	16,954	—
Asset-backed securities	16,750	—	16,750	—
Non Current Assets
Note receivable	20,000	—	20,000	—
Deferred compensation plan	3,927	3,927	—	—

Total	$474,078	$64,031	$410,047	$—

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
May 1, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Fair Value Measurements (continued)

		Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
	Balance as of	Active Markets	Observable	Unobservable
	January 30,	for Identical	Inputs	Inputs
	2010	Assets (Level 1)	(Level 2)	(Level 3)
Current Assets
Cash equivalents:
Money market account	$8,256	$8,256	$—	$—
Marketable securities:
Variable rate demand notes	207,895	—	207,895	—
Municipal securities	111,153	—	111,153	—
U.S. government securities	33,383	33,383	—	—
Corporate bonds	12,826	—	12,826	—
Asset-backed securities	21,243	—	21,243	—
Non Current Assets
Note receivable	20,000	—	20,000	—
Deferred compensation plan	4,050	4,050	—	—

Total	$418,806	$45,689	$373,117	$—

	Balance as of
	May 2, 2009
Current Assets
Cash equivalents:
Money market account	$33,338	$33,338	$—	$—
Marketable securities:
Variable rate demand notes	196,835	—	196,835	—
Municipal securities	32,750	—	32,750	—
Non Current Assets
Deferred compensation plan	3,725	3,725	—	—

Total	$266,648	$37,063	$229,585	$—

Note 8. Subsequent Event
     During fiscal 2009, we determined that a note receivable was impaired due to the debtor’s inability to pay the note in full and recorded non-cash impairment charges. Accordingly, at the end of fiscal 2009, the note receivable was valued at $20.0 million based on the estimated fair value of the underlying collateral, a parcel of land in Fort Myers, Florida, less estimated costs to sell. On May 4, 2010, we took possession of the land in satisfaction of the note receivable. We have also entered into a settlement agreement with the obligor to address any deficiency from the original value of the note.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2009 Annual Report to Stockholders.
Executive Overview
     We are a specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market (“WH|BM”), and Soma Intimates (“Soma”) brand names. We earn revenues and generate cash through the sale of merchandise in our retail stores, on our various websites and through our call centers, which take orders for all of our brands.
     For fiscal 2010, we continue to focus on the initiatives that contributed to our success last year. These initiatives include: 1) rebuilding the Chico’s business into a high performance brand, 2) growing the WH|BM and Soma brands, 3) accelerating direct-to-consumer (“DTC”) sales growth, 4) improving our cost structure and inventory control, and 5) achieving a level of profitability in fiscal 2011 comparable to what we achieved in fiscal 2005, previously our highest earnings year.
     Our financial results in the first quarter of 2010 are the direct result of executing on these initiatives. In the first quarter of 2010, the Chico’s brand continued to experience improvement in its financial performance by providing our customers with trend-right fashions, supported by fresh marketing campaigns and our trademarked Most Amazing Personal Service. In fact, the Chico’s brand recorded its highest first quarter comparable store sales increase since 2004.
     WH|BM was also a key driver of our improved first quarter results. WH|BM posted its highest first quarter comparable stores sales increase since 2006 by providing our customers with the right fashion and high quality customer service.
     Soma also produced improved results over last year and we continue to believe in its growth potential.
Financial Highlights for the First Quarter of 2010
•	Net sales for the thirteen-week period ended May 1, 2010 (“current period”) increased 17.3% to $481.6 million compared to $410.6 million for the thirteen-week period ended May 2, 2009 (“prior period”), and consolidated comparable store sales increased 14.9% compared with a decrease of 3.2% in the prior period.

•	Gross margin rate increased to 58.5% from 56.8% in the prior period, and operating income was $55.1 million compared to operating income in the prior period of $21.8 million.

•	Net income in the current period was $35.4 million compared to net income of $14.5 million in the prior period, and earnings per diluted share was $0.20 compared to $0.08 in the prior period. Net income for the current and prior periods included $0.8 million and $8.1 million of pre-tax non-cash impairment charges, respectively.

•	DTC sales, now included in each brand’s total net sales, increased 31.4% in the current period to $28.9 million.

•	Cash and marketable securities at the end of the quarter were $481.9 million, an increase of $156.9 million over last year’s first quarter.

•	Cash flows from operations were $79.5 million compared with $69.0 million in the prior period.

•	We initiated our first ever dividend of $0.04 per share early in the first quarter and later declared an additional dividend of $0.04 per share in the first quarter to shareholders of record at the close of business on June 7, 2010, which is payable on June 21, 2010.
Future Outlook
     For the second quarter of fiscal 2010, we are currently forecasting a high single digit increase in comparable store sales together with some improvement in the gross margin rate, but not to the same extent realized in first quarter as we customarily experience lower gross margins in our second and fourth quarters due to season end clearance. We expect an increase in selling, general and administrative expenses in dollars including higher marketing costs and costs associated with new stores and higher sales volume than last year. However, as a percentage of net sales, SG&A is expected to decrease reflecting leverage based on the forecasted comparable store sales increase.
Results of Operations — Thirteen Weeks Ended May 1, 2010 Compared to the Thirteen Weeks Ended May 2, 2009.
     Net Sales
     The following table depicts net sales by the Chico’s/Soma and WH|BM brands in dollars and as a percentage of total net sales for the thirteen weeks ended May 1, 2010 and May 2, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2010		May 2, 2009
Net Sales :
Chico’s/Soma Intimates	$336,700	69.9%	$287,922	70.1%
White House | Black Market	144,888	30.1	122,721	29.9

Total net sales	$481,588	100.0%	$410,643	100.0%

     Net sales by the Chico’s, WH|BM and Soma brands increased from the prior period primarily due to positive comparable store sales, new store openings, as well as increases in DTC revenue for all brands. DTC sales are not included in comparable store sales. A summary of the factors impacting quarter-over-quarter sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Comparable store sales increases (decreases)	$57,933	$(12,415)
Comparable same store sales %	14.9%	(3.2)%
New stores sales increase, net	$6,119	$7,546
Direct-to-consumer sales increases	$6,893	$5,948
     The consolidated comparable store sales increase of 14.9% in the current period was driven by an approximate 20% increase in transactions at Chico’s front-line stores, offset by a decrease in units per transaction. Comparable store sales results also benefited from an approximate 12% increase in transactions at the WH|BM brand compared to the prior period. The Chico’s/Soma brands’ comparable store sales increased by 14.8% and the WH|BM brand’s comparable store sales increased by 15.3% compared to the prior period.

     Net sales for the DTC channel in the current period, which are included in each brand’s total net sales, increased by $6.9 million, or approximately 31%, compared to net sales for the DTC channel in the prior period. This increase is primarily attributable to an approximate 40% increase for the Chico’s brand as well as improved DTC sales for the WH|BM and Soma brands which we believe is a direct result of our continued focus on this previously underinvested channel.
     Cost of Goods Sold/Gross Margin
     The following table depicts cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended May 1, 2010 and May 2, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Cost of goods sold	$200,008	$177,255
Gross margin	$281,580	$233,388
Gross margin percentage	58.5%	56.8%
     Gross margin as a percentage of net sales for the current quarter improved to 58.5% compared to 56.8% in the first quarter for fiscal 2009. The improvement in gross margin percentage is primarily due to lower markdowns at front-line stores, higher initial markups, and continued improvement at Chico’s outlet stores resulting from increased penetration of made-for-outlet product.
     Selling, General, and Administrative Expenses
     The following tables depict store operating expenses, marketing, and National Store Support Center expenses in dollars and as a percentage of total net sales for the thirteen weeks ended May 1, 2010 and May 2, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Store operating expenses	$167,826	$160,195
Percentage of total net sales	34.8%	39.0%
     Store operating expenses include direct store expenses, and reflect such items as personnel, occupancy, depreciation and supplies, incurred to operate each of our stores and the DTC channel. In addition, store operating expenses include support expenditures for district and regional management expenses and other store support functions. Store operating expenses increased in dollars in the current period primarily due to increases in store personnel costs associated with higher sales, 19 net new store openings during the current period and higher credit card fees compared to the prior period. However, expressed as a percentage of net sales, store operating expenses decreased by 420 basis points due to the leverage resulting from positive comparable store sales.

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Marketing	$29,080	$17,834
Percentage of total net sales	6.0%	4.3%
     Marketing expenses include marketing programs such as direct marketing efforts, national advertising expenses via various media and related support costs. Expressed as a percentage of net sales, marketing expenses increased by approximately 170 basis points in the current period over the prior period due mainly to planned increases related to television and print media campaigns.

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
National Store Support Center	$28,800	$25,534
Percentage of total net sales	6.0%	6.2%
     National Store Support Center (“NSSC”) expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. NSSC expenses increased mainly due to increased incentive compensation costs. Expressed as a percentage of net sales, NSSC expenses decreased in the first quarter by approximately 20 basis points, primarily due to the leverage associated with improved comparable store sales.
     Impairment Charges
     The following table depicts impairment charges in dollars and as a percentage of total net sales for the thirteen weeks ended May 1, 2010 and May 2, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Impairment charges	$822	$8,058
Percentage of total net sales	0.2%	2.0%
     The non-cash impairment charges recognized in the first quarter of fiscal 2010 related to the write-off of fixed assets at certain underperforming stores.
     The non-cash impairment charges recognized in the first quarter of fiscal 2009 related to the write-off of development costs for software applications that reflect our decision to deploy alternative inventory planning and allocation software.
     Interest Income, net
     The following table depicts interest income, net in dollars and as a percentage of total net sales for the thirteen weeks ended May 1, 2010 and May 2, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	May 1, 2010	May 2, 2009
Interest income, net	$450	$1,022
Percentage of total net sales	0.1%	0.2%
     Interest income, net, decreased in the first quarter compared to the prior period primarily due to interest income recorded in last year’s first quarter related to a note receivable which subsequently was deemed uncollectable and reversed in the second quarter of last year. No corresponding amount of interest income is reflected in the current period.
     Provision for Income Taxes
     Our effective tax rate for the current period was 36.2% compared to an effective tax rate of 36.4% for the prior period. Our effective tax rate was essentially flat in the current period compared to the prior period due primarily to a favorable court ruling that restored a state income tax receivable. However, the impact of the favorable ruling was partially offset by an increase in our current year projected annual tax rate due to higher pre-tax income.

Liquidity and Capital Resources
     Our ongoing capital requirements have been and are for funding capital expenditures for the continued improvement in information technology tools, for new, expanded, relocated and remodeled stores, for our distribution centers and other central support facilities, and for the planned expansion of our NSSC campus.
     The following table depicts our capital resources as of May 1, 2010 and May 2, 2009 (amounts in thousands):

	May 1, 2010	May 2, 2009
Cash and cash equivalents	$32,694	$95,394
Marketable securities	$449,167	$229,585
Working capital	$435,115	$354,029
     Working capital as of May 1, 2010 increased compared to May 2, 2009 resulting from higher cash flows from operations attributable to the increase in net income and increases in inventory, offset by an increase in accounts payable and accrued liabilities. The significant components of working capital are cash and cash equivalents, marketable securities, receivables and inventories, reduced by current liabilities.
     Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will satisfy working capital needs, future capital expenditures (see “New Store Openings and Infrastructure Investments”), commitments, dividend payments, and other liquidity requirements associated with our operations through at least the next 12 months. Furthermore, while it is our intention to continue to pay a quarterly cash dividend for the rest of the year and beyond, any determination to pay future dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.
     Operating Activities
     Net cash provided by operating activities was $79.5 million and $69.0 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. The $10.5 million increase in cash flows from operating activities in the current period from the prior fiscal year’s first quarter resulted primarily from increases in net income, accounts payable and accrued liabilities that were partially offset by an increase in inventories.
     Investing Activities
     Net cash used in investing activities was $78.1 million and $0.2 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively.
     We had net purchases of $62.8 million of marketable securities in the current period. By contrast, we had net proceeds of $12.5 million from sales of marketable securities in the prior period.
     Our approximate $2.6 million increased investment in capital expenditures when compared to the prior period was primarily related to higher costs associated with new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores, as well as improvements at our distribution centers and NSSC campus. However, these increases were partially offset by a decrease in technology investments for the current quarter compared to the prior quarter.

     Financing Activities
     Net cash used in financing activities was $5.7 million during the thirteen weeks ended May 1, 2010 compared to net cash provided by financing activities of $0.1 million for the thirteen weeks ended May 2, 2009.
     In the current period, we paid an initial $0.04 cash dividend on our common stock totaling $7.1 million. In the current and prior periods, we received proceeds from both the issuance of common stock related to option exercises and employee participation in our employee stock purchase plan.
     New Store Openings and Infrastructure Investments
     During the first quarter of fiscal 2010 we had 19 net store openings consisting of 13 Soma net openings, 5 Chico’s net openings and 1 WH|BM net opening. Currently, we expect our overall square footage in fiscal 2010 to increase approximately 6%, reflecting approximately 3-5 net openings of Chico’s stores, 9-11 net openings of WH|BM stores, approximately 35 net openings of Soma stores (which does not include Soma “sister stores”) and 10-12 relocations/expansions. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.
     We believe that the liquidity needed for new stores (including the continued investment associated with the Soma brand), our continuing store remodel/expansion program, investments in improvements and expansions of our NSSC and distribution centers, continued installation and upgrading of new and existing software packages, and investment in inventory levels associated with this growth will be funded primarily from cash flow from operations and our existing cash and marketable securities balances, and, if necessary, the capacity included in our bank credit facility.
     At the beginning of the first quarter of fiscal 2010, we completed the second major phase of our multi-year, planned implementation of our ERP system. We are currently utilizing this system in all of our brands. The third major phase includes on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions.
     In fiscal 2009, we purchased JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications instead of previously planned implementations of related SAP applications and revised our roll out plan accordingly. We completed the implementation of the allocation functionality during fiscal 2009 and are currently working on implementing the remaining JDA planning applications.
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

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.
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
     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 24, 2010.

     These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, our ability to secure and maintain customer acceptance of styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from suppliers, the extent and nature of competition in the markets in which we operate, the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of our suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of our new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand our NSSC, distribution centers and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate DTC sales operations, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma merchandise divisions, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to our reliance on sourcing from foreign suppliers, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.
     The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Litigation
     In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 1, 2010, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of our financial instruments as of May 1, 2010 has not significantly changed since January 30, 2010. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.
     Our exposure to interest rate risk relates in part to our revolving line of credit with our bank; however, as of May 1, 2010, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future except for the continuing use of the letter of credit facility portion thereof.

     Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds, and U.S. treasury securities. Although the variable rate demand notes, totaling $226.3 million as of May 1, 2010, have long-term nominal maturity dates ranging from 2011 to 2049, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable rate demand notes, we have the ability to quickly liquidate or put back these securities. The remainder of the portfolio, as of May 1, 2010 consisted of $133.9 million of securities with maturity dates less than one year and $89.0 million with maturity dates over one year and less than or equal to two years. We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. As of May 1, 2010, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.8 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $1.3 million.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures
     Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
     Changes in Internal Controls
     There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the above referenced evaluation. Furthermore, there was no change in our internal control over financial reporting or in other factors during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our financial condition or results of operations.
ITEM 1A. RISK FACTORS
     In addition to the other information discussed in this report, the factors described in Part I, Item 1A., “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the SEC on March 24, 2010 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2009 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

			Total	Approximate
			Number of	Dollar Value
			Shares	of Shares that
			Purchased as	May Yet Be
	Total		Part of	Purchased
	Number of	Average	Publicly	Under the
	Shares	Price Paid	Announced	Publicly
Period	Purchased(a)	per Share	Plans	Announced Plans
January 31, 2010 to February 27, 2010	—	$—	—	$—
February 28, 2010 to April 3, 2010	15,026	$14.76	—	$—
April 4, 2010 to May 1, 2010	—	$—	—	$—

Total	15,026	$14.76	—	$—

(a)	Consists of 15,026 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):
Exhibit 10.1	Employment letter agreement between the Company and Laurie Van Brunt, dated as of April 21, 2010

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: May 28, 2010	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer (Principal Executive Officer)

Date: May 28, 2010	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)