Form 10-Q
period 2010-07-31
CHICOS FAS INC
filed 2010-08-27
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: July 31, 2010	Commission File Number: 001-16435
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At August 20, 2010, there were 179,173,044 shares outstanding of Common Stock, $.01 par value per share.

Chico’s FAS, Inc. and Subsidiaries
Index

PART I – Financial Information

Item 1. Financial Statements:

Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks Ended July 31, 2010 and August 1, 2009 (Unaudited)	3

Consolidated Balance Sheets – July 31, 2010 (Unaudited), January 30, 2010 and August 1, 2009 (Unaudited)	4

Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 2010 and August 1, 2009 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II – Other Information

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6. Exhibits	27

Signatures	28
EX-10.1
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended
	July 31, 2010		August 1, 2009		July 31, 2010		August 1, 2009
		% of		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net Sales:
Chico’s/Soma Intimates	$656,360	69.3	$582,524	70.1	$319,660	68.7	$294,602	70.2
White House | Black Market	290,599	30.7	248,033	29.9	145,711	31.3	125,313	29.8

Net sales	946,959	100.0	830,557	100.0	465,371	100.0	419,915	100.0

Cost of goods sold	406,173	42.9	366,128	44.1	206,164	44.3	188,874	45.0

Gross margin	540,786	57.1	464,429	55.9	259,207	55.7	231,041	55.0

Selling, general and administrative expenses:

Store and direct operating expenses	332,679	35.1	317,375	38.2	164,853	35.4	157,180	37.4

Marketing	47,091	5.0	34,002	4.1	18,011	3.9	16,168	3.9
National Store Support Center	57,782	6.1	54,235	6.5	28,982	6.2	28,701	6.8
Impairment charges	822	0.1	13,026	1.6	—	—	4,968	1.2

Total selling, general and administrative expenses	438,374	46.3	418,638	50.4	211,846	45.5	207,017	49.3

Income from operations	102,412	10.8	45,791	5.5	47,361	10.2	24,024	5.7

Interest income (expense), net	844	0.1	1,003	0.1	394	0.0	(19)	0.0

Income before income taxes	103,256	10.9	46,794	5.6	47,755	10.2	24,005	5.7

Income tax provision	37,400	3.9	17,400	2.1	17,300	3.7	9,100	2.2

Net income	$65,856	7.0	$29,394	3.5	$30,455	6.5	$14,905	3.5

Per share data:
Net income per common share-basic	$0.37		$0.17		$0.17		$0.08

Net income per common & common equivalent share-diluted	$0.37		$0.17		$0.17		$0.08

Weighted average common shares outstanding-basic	177,417		177,192		177,499		177,228

Weighted average common & common equivalent shares outstanding-diluted	178,807		178,021		178,774		178,566

Dividends declared per share	$0.12		—		$0.04		—

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	July 31,	January 30,	August 1,
	2010	2010	2009
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$17,559	$37,043	$44,143
Marketable securities, at fair value	469,829	386,500	333,367
Receivables	7,483	3,922	6,110
Income tax receivable	657	312	1,156
Inventories	146,899	138,516	130,238
Prepaid expenses	27,018	24,023	26,088
Deferred taxes	9,823	9,664	15,555

Total Current Assets	679,268	599,980	556,657

Property and Equipment:
Land and land improvements	42,080	21,978	20,293
Building and building improvements	85,628	82,169	83,600
Equipment, furniture and fixtures	406,682	388,392	385,503
Leasehold improvements	418,585	412,834	416,003

Total Property and Equipment	952,975	905,373	905,399
Less accumulated depreciation and amortization	(425,498)	(383,844)	(367,151)

Property and Equipment, Net	527,477	521,529	538,248

Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets	38,930	38,930	38,930
Deferred taxes	39,597	36,321	38,261
Other assets, net	4,940	25,269	27,131

Total Other Assets	180,241	197,294	201,096

	$1,386,986	$1,318,803	$1,296,001

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$101,584	$79,219	$82,827
Accrued liabilities	93,603	95,862	108,719
Current portion of deferred liabilities	19,681	19,625	19,160

Total Current Liabilities	214,868	194,706	210,706

Noncurrent Liabilities:
Deferred liabilities	137,437	142,179	152,800

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,789	1,781	1,774
Additional paid-in capital	276,000	268,109	259,331
Retained earnings	756,043	711,624	671,372
Other accumulated comprehensive income	849	404	18

Total Stockholders’ Equity	1,034,681	981,918	932,495

	$1,386,986	$1,318,803	$1,296,001

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2010	2009
Cash Flows from Operating Activities:
Net income	$65,856	$29,394

Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	46,636	48,630
Deferred tax (benefit) expense	(3,628)	2,501
Stock-based compensation expense	5,950	4,177
Excess tax benefit from stock-based compensation	(1,011)	(115)
Impairment charges	822	13,026
Deferred rent expense, net	(4,361)	(5,787)
Loss on disposal of property and equipment	992	711
(Increase) decrease in assets — Receivables, net	(3,578)	2,048
Income tax receivable	(346)	10,550
Inventories	(8,382)	2,175
Prepaid expenses and other	(2,666)	(4,416)
Increase (decrease) in liabilities — Accounts payable	15,210	26,285
Accrued and other deferred liabilities	(1,574)	15,183

Total adjustments	44,064	114,968

Net cash provided by operating activities	109,920	144,362

Cash Flows from Investing Activities:
Purchases of marketable securities	(82,884)	(91,331)
Purchases of property and equipment	(34,380)	(36,235)

Net cash used in investing activities	(117,264)	(127,566)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	1,378	773
Excess tax benefit from stock-based compensation	1,011	115
Dividends paid	(14,282)	—
Repurchase of common stock	(247)	(90)

Net cash (used in) provided by financing activities	(12,140)	798

Net (decrease) increase in cash and cash equivalents	(19,484)	17,594
Cash and Cash Equivalents, Beginning of period	37,043	26,549

Cash and Cash Equivalents, End of period	$17,559	$44,143

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$142	$260
Cash paid for income taxes, net	$39,368	$5,924
Non-Cash Investing and Financing Activities:
Repossession of land in satisfaction of note receivable	$20,000	$—
See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2010
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
     Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended July 31, 2010 are not necessarily indicative of the results that may be expected for the entire year.
     Certain prior year amounts have been reclassified in order to conform to the current year presentation.
Note 2. Impairment Charges
     Long-Lived Assets
     During the first quarter of fiscal 2010 and the second quarter of fiscal 2009, we completed evaluations of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, determined that the carrying values of certain assets exceeded their future undiscounted cash flows. We then determined the fair value of these assets by discounting their future cash flows using a rate approximating our cost of capital, which resulted in an impairment charge of approximately $0.8 million and $1.1 million in the first quarter of fiscal 2010 and second quarter of fiscal 2009, respectively.
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
July 31, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 2. Impairment Charges (continued)
     Note Receivable
     In fiscal 2007, we sold a parcel of land for $39.7 million consisting of approximately $13.4 million in cash proceeds, net of closing costs, and a note receivable with a principal amount of approximately $25.8 million due on August 1, 2009 which was secured by a purchase money mortgage. During the second quarter of fiscal 2009, we determined, based on an independent evaluation of the fair value of the underlying collateral and coupled with the debtor’s apparent inability to pay the note in full, that the loan was impaired. As a result, we recorded a non-cash impairment charge of approximately $3.8 million, which was determined based on the difference between the book value of the note and the independent evaluation of the fair value of the land. During the fourth quarter of fiscal 2009, based on an updated third-party valuation of the land, we determined that the fair value of the land had declined further and an additional $2.0 million impairment charge was necessary to adjust the note to its current fair value, less estimated costs to sell. Additionally, upon determining the note was impaired, we ceased recognizing any further interest income and also reversed year-to-date interest income of approximately $0.8 million. On May 4, 2010, we took possession of the land in satisfaction of the note receivable and classified the land within property, plant and equipment on our balance sheet.
Note 3. Restructuring Charges
     During the fourth quarter of fiscal 2008, in an effort to reduce costs and enhance efficiencies, we announced a workforce reduction that included the elimination of approximately 180 positions, or approximately 11% of the National Store Support Center (“NSSC”) employee base. In addition, we incurred charges related to the separation agreement with our former Chief Executive Officer. In connection with these actions, we recorded approximately $10.0 million of personnel separation costs within selling, general and administrative expenses on the income statement. The following table summarizes the severance and workforce reduction liability for each period as indicated (amounts in thousands):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Beginning balance	$116	$8,698	$—	$6,078
Payments	$(116)	$(7,510)	$—	$(4,890)

Ending balance	$—	$1,188	$—	$1,188

Note 4. Income Taxes
     Our uncertain tax positions were $6.6 million and $6.9 million at July 31, 2010 and January 30, 2010, respectively. As of July 31, 2010, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. We are currently subject to income tax examinations by various states, but do not expect the resolution of the examinations will have a material impact on our financial position, results of operations, or liquidity.
     Our effective tax rate decreased for the current quarter to 36.2% compared to 37.9% in the second quarter of last year due primarily to favorable state audit settlements and state refund claims. In addition, our effective tax rate in the second quarter of last year was higher due to a true up of the estimated annual effective tax rate as calculated in accordance with U.S. GAAP.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Income Taxes (continued)
     Our effective tax rate for the twenty-six weeks ended July 31, 2010 is 36.2% compared to an effective tax rate of 37.2% for the twenty-six weeks ended August 1, 2009. Our effective tax rate was lower in the current twenty-six week period compared to last year due primarily to favorable state audit settlements, state refund claims and the restoration of a state tax receivable due to a favorable ruling.
Note 5. Stock-Based Compensation
General
     Stock-based compensation awards recognized during the thirteen and twenty-six weeks ended July 31, 2010 and August 1, 2009 consists of compensation expense for all share-based awards granted and is based on the grant date fair value estimated in accordance with the relevant accounting guidance.
     For the twenty-six weeks ended July 31, 2010 and August 1, 2009, stock-based compensation expense was $6.0 million and $4.2 million, respectively, and for the thirteen weeks ended July 31, 2010 and August 1, 2009, stock-based compensation was $3.1 million and $2.0 million, respectively. The total tax benefit associated with stock-based compensation for the twenty-six weeks ended July 31, 2010 and August 1, 2009 was $2.3 million and $1.6 million, respectively, and for the thirteen weeks ended July 31, 2010 and August 1, 2009, the total tax benefit associated with stock-based compensation was $1.2 million and $0.8 million, respectively. We recognize stock-based compensation costs net of a forfeiture rate for only those shares expected to vest and on a straight-line basis over the requisite service period of the award.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
     The weighted average assumptions relating to the valuation of our stock options for the twenty-six and thirteen weeks ended July 31, 2010 and August 1, 2009 were as follows:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Weighted average fair value of grants	$6.89	$2.15	$5.91	$4.98
Expected volatility	66%	62%	66%	65%
Expected term (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	2.1%	1.8%	1.8%	2.2%
Expected dividend yield	1.0%	N/A	1.3%	N/A
Performance-based Awards
     In fiscal 2009, we granted David F. Dyer, our President and Chief Executive Officer, a performance award under which he was eligible to receive up to 133,333 shares, contingent upon the achievement of certain Company-specific performance goals in fiscal 2009. At the time of the grant, 100,000 shares, which represented the targeted number of shares under the grant, were issued to Mr. Dyer as restricted shares. The grant provided for vesting of all performance shares issued (whether issued at the time of grant or as additional shares earned at the end of the performance measurement period) three years from the date of grant. After the end of fiscal 2009, our Board’s Compensation and Benefits Committee determined that the Company had achieved the performance goals and that Mr. Dyer earned 133,333 shares. Accordingly, in the first quarter of fiscal 2010, we issued Mr. Dyer 33,333 restricted shares, which were in addition to the 100,000 restricted shares issued to him at the time of the fiscal 2009 grant. We account for the award by recording compensation expense, based on the 133,333 shares earned, on a straight-line basis over the 3-year service period.
     In the first quarter of fiscal 2010, a new performance-based stock award was granted to Mr. Dyer. Similar to the 2009 grant, under this performance award, Mr. Dyer is eligible to receive up to 133,333 shares, contingent upon the achievement of certain Company-specific performance goals during fiscal 2010. At the time of the grant, 100,000 shares, which represented the targeted number of shares under the grant, were issued to Mr. Dyer as restricted shares. Any shares earned as a result of the achievement of such goals (whether issued at the time of grant or as additional shares earned at the end of the performance measurement period) will vest two years from the date of grant. We are recording compensation expense, based on the number of shares ultimately expected to vest, recognized on a straight-line basis over the 2-year service period. Additionally, we reevaluate the amount of compensation expected to be earned at the end of each reporting period and record an adjustment, if necessary.
     Also, in the first quarter of fiscal 2010, certain of our executive officers were granted Performance Stock Units (“PSU”). Each PSU award has the ability to be converted into shares on the second anniversary of the grant date upon the achievement of certain Company-specific performance goals for fiscal 2011. Based on the level of achievement of the performance goals, the participants in this award may earn up to 100% of the units awarded. Similar to the performance awards granted to Mr. Dyer, compensation cost is recognized on a straight-line basis over the vesting period, based on the number of shares ultimately expected to vest and depending on the level and likelihood of the performance condition being met. Additionally, we reevaluate the amount of compensation expected to be earned at the end of each reporting period and record an adjustment, if necessary.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
Stock-Based Compensation Activity
     As of July 31, 2010, 6,854,491 nonqualified options are outstanding at a weighted average exercise price of $13.02 per share. The following table presents a summary of our stock options activity for the twenty-six weeks ended July 31, 2010:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	6,288,358	$12.54
Granted	1,042,800	13.69
Exercised	(224,816)	4.55
Canceled or expired	(251,851)	11.26

Outstanding, end of period	6,854,491	13.02

Exercisable at July 31, 2010	3,758,509	17.26

     The following table presents a summary of our restricted stock activity for the twenty-six weeks ended July 31, 2010:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested, beginning of period	816,677	$6.76
Granted	414,169	13.19
Vested	(173,057)	9.78
Canceled	(86,749)	10.02

Nonvested, end of period	971,040	8.67

     Approximately 7.3 million shares remain available under our Omnibus Stock and Incentive Plan for future grants of either stock options, restricted stock or restricted stock units, stock appreciation rights (“SARs”) or performance shares.
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
     Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Net Income Per Share (continued)
     The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Numerator
Net income	$65,856	$29,394	$30,455	$14,905
Net income allocated to participating securities	(440)	—	(216)	—

Net income available to common shareholders	$65,416	$29,394	$30,239	$14,905

Denominator

Weighted average common shares outstanding — basic	177,417,471	177,191,711	177,499,286	177,227,833

Dilutive effect of stock options outstanding	1,389,066	829,169	1,275,130	1,337,891

Weighted average common and common equivalent shares outstanding — diluted	178,806,537	178,020,880	178,774,416	178,565,724

Net income per common share:
Basic	$0.37	$0.17	$0.17	$0.08

Diluted	$0.37	$0.17	$0.17	$0.08

     For the thirteen weeks ended July 31, 2010 and August 1, 2009, 3,445,097 and 2,981,593 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares would have been anti-dilutive.
     For the twenty-six weeks ended July 31, 2010 and August 1, 2009, 3,306,313 and 4,837,712 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares would have been anti-dilutive.
Note 7. Fair Value Measurements
     Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate current fair value due to the short-term nature of the instruments.
     Marketable securities are classified as available-for-sale and consist of variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds and U.S. treasury securities. Although the variable rate demand notes, totaling $230.7 million as of July 31, 2010, have long-term nominal maturity dates ranging from 2011 to 2049, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable rate demand notes, we believe we have the ability to quickly liquidate or put back these securities. The remainder of the portfolio, as of July 31, 2010, consisted of $115.0 million of securities with maturity dates less than one year and $124.1 million with maturity dates over one year and less than or equal to three years.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2010
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
     We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts, and assets held in our non-qualified deferred compensation plan. The money market funds are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as yield curves) except for U.S. treasury holdings which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our consolidated balance sheets.
     From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment and previously, our note receivable. We estimate the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy. In prior periods, the note receivable’s value was based on the value of the underlying real estate collateral as determined by an independent third party using observable market data, which resulted in a Level 2 classification. During the second quarter of 2010, the underlying real estate collateral was repossessed by us in full satisfaction of the note receivable.
     New guidance on financial instruments measured at fair value requires additional disclosures regarding significant transfers into and out of Level 1 and Level 2 as well as more detailed discussions regarding Level 3 activity. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During fiscal 2010, we did not make significant transfers between Level 1 and Level 2 assets. Furthermore, as of July 31, 2010, January 30, 2010 and August 1, 2009, we did not have any Level 3 financial assets.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 31, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Fair Value Measurements (continued)
     In accordance with the provisions of the guidance, we categorized our financial assets, whether valued on a recurring or non-recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of July	Identical Assets	Observable Inputs	Unobservable Inputs
	31, 2010	(Level 1)	(Level 2)	(Level 3)
Current Assets
Cash equivalents:
Money market account	$1,467	$1,467	$—	$—
Marketable securities:
Variable rate demand notes	230,728	—	230,728	—
Municipal securities	158,557	—	158,557	—
U.S. government securities	59,130	59,130	—	—
Corporate bonds	12,453	—	12,453	—
Asset-backed securities	8,961	—	8,961	—
Non Current Assets
Deferred compensation plan	3,815	3,815	—	—

Total	$475,111	$64,412	$410,699	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	January 30, 2010	(Level 1)	(Level 2)	(Level 3)

Current Assets
Cash equivalents:
Money market account	$8,256	$8,256	$—	$—
Marketable securities:
Variable rate demand notes	207,895	—	207,895	—
Municipal securities	111,153	—	111,153	—
U.S. government securities	33,383	33,383	—	—
Corporate bonds	12,826	—	12,826	—
Asset-backed securities	21,243	—	21,243	—
Non Current Assets
Note receivable	20,000	—	20,000	—
Deferred compensation plan	4,050	4,050	—	—

Total	$418,806	$45,689	$373,117	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	August 1, 2009	(Level 1)	(Level 2)	(Level 3)
Current Assets
Cash equivalents:
Money market account	$5,024	$5,024	$—	$—
Marketable securities:
Variable rate demand notes	308,457	—	308,457	—
Municipal securities	8,021	—	8,021	—
U.S. government securities	10,390	10,390	—	—
Asset-backed securities	6,499	—	6,499	—
Non Current Assets
Note receivable	22,000		22,000
Deferred compensation plan	3,798	3,798	—	—

Total	$364,189	$19,212	$344,977	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
     Our financial results in the second quarter of 2010 represent a significant improvement over last year’s second quarter as we remain focused on our key initiatives. Earnings per diluted share increased to $0.17 per diluted share in this year’s second quarter from $.08 per diluted share in last year’s second quarter.
     The Chico’s brand experienced improvement in its financial performance quarter over quarter, although this improvement was tempered somewhat by decelerating sales in July. The quarter’s improvement was achieved by continuing to provide our customers with amazing customer service and to focus on expanding its made-for-outlet product offerings.
     In the second quarter, the WH|BM brand posted its highest quarterly sales total in the brand’s history. We believe the WH|BM brand is positioned for continued growth and we remain focused on expanding this brand through enhanced product offerings and new store openings.
Financial Highlights for the Second Quarter of 2010
•	Net sales for the thirteen-week period ended July 31, 2010 (“current period”) increased 10.8% to $465.4 million compared to $419.9 million for the thirteen-week period ended August 1, 2009 (“prior period”), driven by a consolidated comparable store sales increase of 6.4% compared to an increase of 1.3% in the prior period and a 36.0% increase in DTC sales in the current period to $27.6 million.
•	The gross margin rate increased to 55.7% from 55.0% in the prior period, and operating income was $47.4 million compared to operating income in the prior period of $24.0 million.
•	Selling, general and administrative expenses for the current period, as a percentage of total net sales, improved 380 basis points compared to last year’s second quarter mainly due to the leverage associated with the comparable store sales increase.
•	Net income in the current period was $30.5 million compared to net income of $14.9 million in the prior period, and earnings per diluted share increased to $0.17 compared to $0.08 in the prior period. Net income for the prior period included $3.1 million, net of tax, non-cash impairment charges.

•	Cash and marketable securities at the end of the quarter were $487.4 million, an increase of $109.9 million over last year’s second quarter, after considering we paid $14.3 million of dividends so far this year.
•	Our Board of Directors has authorized the repurchase of up to $200 million of our outstanding common stock through the end of fiscal 2012. Repurchases under the program will be made in open market or privately negotiated transactions in compliance SEC Rule 10b-18. We intend to fund the repurchase program from cash on hand and retire any shares repurchased.
Future Outlook
     Although the current environment makes it difficult to predict future results with any degree of certainty, we are currently forecasting a single digit increase in comparable store sales for the remainder of fiscal 2010. We also expect an increase in selling, general and administrative expenses in dollars as we plan to open 35 stores in the second half of the year as well as incur higher marketing costs in the range of $8-$10 million over the second half of last year.
Results of Operations – Thirteen Weeks Ended July 31, 2010 Compared to the Thirteen Weeks Ended August 1, 2009.
     Net Sales
     The following table depicts net sales for the Chico’s/Soma and WH|BM brands in dollars and as a percentage of total net sales for the thirteen weeks ended July 31, 2010 and August 1, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 31, 2010		August 1, 2009
Net Sales:
Chico’s/Soma Intimates	$319,660	68.7%	$294,602	70.2%
White House | Black Market	145,711	31.3	125,313	29.8

Total net sales	$465,371	100.0%	$419,915	100.0%

     Net sales by the Chico’s, WH|BM and Soma brands increased from the prior period primarily due to positive comparable store sales, new store openings, as well as increases in DTC sales for all brands. DTC sales are not included in comparable store sales. A summary of the factors impacting quarter-over-quarter sales increases is provided in the table below (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
Comparable store sales increases	$25,017	$5,236
Comparable store sales %	6.4%	1.3%
New stores sales increase, net	$13,136	$3,045
Direct-to-consumer sales increases	$7,303	$6,416
     The consolidated comparable store sales increase of 6.4% in the current period was driven by an approximate 7% increase in transactions at Chico’s front-line stores, offset by a decrease in units per transaction. Comparable store sales results also benefited from an approximate 7% increase in transactions at WH|BM front-line stores together with a 4% increase in units per transaction compared to the prior period. The Chico’s/Soma brands’ comparable store sales increased by 4.3% and the WH|BM brand’s comparable store sales increased by 11.2% compared to the prior period.

     Net sales for the DTC channel in the current period, which are included in each brand’s total net sales, increased by $7.3 million, or 36.0%, compared to net sales for the DTC channel in the prior period. All three brands generated increases above 30% for the quarter which we believe are attributable to enhanced website functionality and improved online product offerings.
     Cost of Goods Sold/Gross Margin
     The following table depicts cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended July 31, 2010 and August 1, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
Cost of goods sold	$206,164	$188,874
Gross margin	$259,207	$231,041
Gross margin percentage	55.7%	55.0%
     Gross margin as a percentage of net sales for the current quarter improved to 55.7% compared to 55.0% in the second quarter of fiscal 2009. The improvement in gross margin percentage is primarily due to higher margins for the WH|BM brand and continued gross margin improvement at Chico’s outlet stores resulting from increased penetration of made-for-outlet product. These improvements were partially offset by decreased merchandise margins at Chico’s front-line stores primarily due to higher markdowns in the month of July.
     Selling, General and Administrative Expenses
     The following tables depict store and direct operating expenses, marketing, and National Store Support Center expenses in dollars and as a percentage of total net sales for the thirteen weeks ended July 31, 2010 and August 1, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
Store and direct operating expenses	$164,853	$157,180
Percentage of total net sales	35.4%	37.4%
     Store and direct operating expenses include store and DTC operational expenses, and reflect such items as personnel, occupancy, credit card fees, depreciation and supplies incurred to operate each of our stores and the DTC channel. In addition, store and direct operating expenses include support expenditures for district and regional management and other store support functions. Store and direct operating expenses increased in dollars in the current period primarily due to increased occupancy expense, store labor costs, and higher credit card fees associated with approximately 50 net new opened stores over last year and higher sales volume versus last year. Expressed as a percentage of net sales, store and direct operating expenses decreased by 200 basis points primarily due to leverage from a greater comparable store sale increase.

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
Marketing	$18,011	$16,168
Percentage of total net sales	3.9%	3.9%
     Marketing expenses include marketing programs such as direct marketing efforts, national advertising expenses via various media and related support costs. Marketing expenses increased in dollars due to increased spending on television, online and print media campaigns; but when expressed as a percentage of net sales, marketing expenses were flat in the current period over the prior period due mainly to leverage from our greater comparable store sales increase.

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
National Store Support Center	$28,982	$28,701
Percentage of total net sales	6.2%	6.8%

     National Store Support Center (“NSSC”) expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. In dollars, NSSC expenses increased only slightly over the prior period. Expressed as a percentage of net sales, NSSC expenses decreased in the second quarter by approximately 60 basis points, primarily due to the leverage associated with improved comparable store sales.
     Impairment Charges
     The following table depicts impairment charges in dollars and as a percentage of total net sales for the thirteen weeks ended July 31, 2010 and August 1, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 31, 2010	August 1, 2009
Impairment charges	$0	$4,968
Percentage of total net sales	0.0%	1.2%
     The non-cash impairment charges recognized in the second quarter of fiscal 2009 totaled $5.0 million, or $3.1 million net of tax, and were related to the partial write-off of a note receivable which was determined to be impaired and the write-off of fixed assets at certain underperforming stores. No impairment charges were recorded in the second quarter of fiscal 2010.
     Provision for Income Taxes
     Our effective tax rate decreased for the current period to 36.2% compared to 37.9% in the prior period due primarily to favorable state audit settlements and state refund claims. In addition, our effective tax rate in the prior period was higher due to a true up of the estimated annual effective tax rate as calculated in accordance with generally accepted accounting principles.

Results of Operations – Twenty-Six Weeks Ended July 31, 2010 Compared to the Twenty-Six Weeks Ended August 1, 2009.
     Net Sales
     The following table depicts net sales for the Chico’s/Soma and WH|BM brands in dollars and as a percentage of total net sales for the year-to-date period ended July 31, 2010 and August 1, 2009 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2010		August 1, 2009
Net Sales:
Chico’s/Soma Intimates	$656,361	69.3%	$582,524	70.1%
White House | Black Market	290,598	30.7	248,033	29.9

Total net sales	$946,959	100.0%	$830,557	100.0%

     Net sales by the Chico’s, WH|BM and Soma brands for the year-to-date period ended July 31, 2010 increased from the prior year’s comparable period primarily due to positive comparable store sales, new store openings, as well as increases in DTC sales for all brands. DTC sales are not included in comparable store sales. A summary of the factors impacting period-over-period sales increases is provided in the table below (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Comparable store sales increases (decreases)	$82,953	$(7,170)
Comparable store sales %	10.6%	(0.9)%
New stores sales increase, net	$19,252	$10,579
Direct-to-consumer sales increases	$14,197	$12,365
     The consolidated comparable store sales increase of 10.6% in the year-to-date period was driven by an approximate 13% increase in transactions at Chico’s front-line stores, offset by a decrease in units per transaction. Comparable store sales results also benefited from an approximate 9% increase in transactions at the WH|BM brand coupled with an approximate 4% increase in units per transaction in the year-to-date period from the prior year’s comparable period. The Chico’s/Soma brands’ comparable store sales increased by 9.5% and the WH|BM brand’s comparable store sales increased by 13.3% for the year-to-date period compared to the prior period.
     Net sales for the DTC channel for the year-to-date period, which are included in each brand’s total net sales, increased by $14.2 million, or 33.6%, compared to net sales for the DTC channel in the prior year’s comparable period. This increase is primarily attributable to an approximate 37% increase for the Chico’s brand as well as similar increases in DTC sales for the WH|BM and Soma brands. We believe the increased sales from our DTC channel are due to our continued focus on this previously underinvested channel including enhanced website functionality and improved online product offerings.

     Cost of Goods Sold/Gross Margin
     The following table depicts cost of goods sold and gross margin in dollars and the related gross margin percentages for the twenty-six weeks ended July 31, 2010 and August 1, 2009 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Cost of goods sold	$406,173	$366,128
Gross margin	$540,786	$464,429
Gross margin percentage	57.1%	55.9%
     Gross margin as a percentage of sales for the year-to-date period improved to 57.1% compared to 55.9% for the comparable period last year. The improvement in gross margin percentage is primarily attributable to improved merchandise margins at WH|BM stores and an improvement in merchandise margins at the Chico’s outlet stores due to increased penetration of made-for-outlet product.
     Selling, General and Administrative Expenses
     The following tables depict store and direct operating expenses, marketing, and National Store Support Center expenses in dollars and as a percentage of total net sales for the twenty-six weeks ended July 31, 2010 and August 1, 2009 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Store and direct operating expenses	$332,679	$317,375
Percentage of total net sales	35.1%	38.2%
     Store and direct operating expenses include store and DTC operational expenses, and reflect such items as personnel, occupancy, credit card fees, depreciation and supplies incurred to operate each of our stores and the DTC channel. In addition, store and direct operating expenses include support expenditures for district and regional management and other store support functions. Store and direct operating expenses increased in dollars for the year-to-date period primarily due to (i) increases in store personnel costs associated with higher sales, (ii) costs associated with approximately 50 net new store openings over last year and (iii) higher credit card fees associated with the increase in sales compared to the prior year-to-date period. Expressed as a percentage of net sales, store and direct operating expenses decreased by 310 basis points primarily due to the leverage from improved comparable store sales.

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Marketing	$47,091	$34,002
Percentage of total net sales	5.0%	4.1%
     Marketing expenses include marketing programs such as direct marketing efforts, national advertising expenses via various media and related support costs. Expressed as a percentage of net sales, marketing expenses increased by approximately 90 basis points in the year-to-date period over the prior year’s comparable period due mainly to planned increases related to television, online and print media campaigns.

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
National Store Support Center	$57,782	$54,235
Percentage of total net sales	6.1%	6.5%
     National Store Support Center (“NSSC”) expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. NSSC expenses increased in the current year-to-date period mainly due to increased recruiting and technology costs. Expressed as a percentage of net sales, NSSC expenses decreased in the year-to-date period by approximately 40 basis points, primarily due to the leverage associated with improved comparable store sales.
     Impairment Charges
     The following table depicts impairment charges in dollars and as a percentage of total net sales for the twenty-six weeks ended July 31, 2010 and August 1, 2009 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 31, 2010	August 1, 2009
Impairment charges	$822	$13,026
Percentage of total net sales	0.1%	1.6%
     The non-cash impairment charges recognized in the first twenty-six weeks of fiscal 2010 related to the write-off of fixed assets at certain underperforming stores.
     The impairment charges recognized in the twenty-six weeks of fiscal 2009 include the following: 1) the write-off of development costs for software applications totaling $8.1 million; 2) the partial write-off of a note receivable totaling $3.8 million; and 3) $1.1 million in impairment charges related to the write-off of fixed assets at certain underperforming stores.
     Provision for Income Taxes
     Our effective tax rate for the twenty-six weeks ended July 31, 2010 is 36.2% compared to an effective tax rate of 37.2% for the twenty-six weeks ended August 1, 2009. Our effective tax rate was lower in the current twenty-six week period compared to last year due primarily to favorable state audit settlements, state refund claims and the restoration of a state tax receivable due to a favorable ruling.

Liquidity and Capital Resources
     Our ongoing capital requirements have been and are for funding capital expenditures for the continued improvement in information technology tools, for new, expanded, relocated and remodeled stores, for our distribution centers and other central support facilities, and for the planned expansion of our NSSC campus.
     The following table depicts our capital resources as of July 31, 2010 and August 1, 2009 (amounts in thousands):

	July 31, 2010	August 1, 2009
Cash and cash equivalents	$17,559	$44,143
Marketable securities	$469,829	$333,367
Working capital	$464,400	$345,951
     Working capital as of July 31, 2010 increased compared to August 1, 2009 resulting primarily from higher cash and marketable securities amounts attributable to our improved operating results. The significant components of working capital are cash and cash equivalents, marketable securities, receivables and inventories, reduced by current liabilities.
     Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will satisfy working capital needs, future capital expenditures (see “New Store Openings and Infrastructure Investments”), commitments, dividend payments, potential share repurchases and other liquidity requirements associated with our operations through at least the next 12 months. Furthermore, while it is our intention to continue to pay a quarterly cash dividend for the rest of the year and beyond, any determination to pay future dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.
     Operating Activities
     Net cash provided by operating activities was $109.9 million and $144.4 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively. The $34.5 million decrease in cash flows from operating activities in the current period from the prior period resulted primarily due to changes in working capital offset by higher net income.
     Investing Activities
     Net cash used in investing activities was $117.3 million and $127.6 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively.
     We had net purchases of $82.9 million of marketable securities in the current year-to-date period compared to net purchases of $91.3 million of marketable securities in last year’s comparable year-to-date period.
     Our approximate $1.9 million decrease in capital expenditures in the current year-to-date period when compared to last year’s year-to-date period was primarily related to decreased distribution center improvements. However, this decrease was almost entirely offset by higher capital investments associated with new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores, as well as improvements at our NSSC campus.

     Financing Activities
     Net cash used in financing activities was $12.1 million during the twenty-six weeks ended July 31, 2010 compared to net cash provided by financing activities of $0.8 million for the twenty-six weeks ended August 1, 2009.
     Through the first six months of fiscal 2010, we made two quarterly $0.04 per share cash dividend payments on our common stock totaling $14.3 million. In the current and prior year-to-date periods, we received proceeds from both the issuance of common stock related to option exercises and employee participation in our employee stock purchase plan.
     New Store Openings and Infrastructure Investments
     During the first six months of fiscal 2010, we had 38 net store openings consisting of 25 Soma net openings, 8 Chico’s net openings and 5 WH|BM net openings. Currently, we expect our overall square footage in fiscal 2010 to increase approximately 6%, reflecting approximately 8-10 net openings of Chico’s stores, 13-15 net openings of WH|BM stores, approximately 40 net openings of Soma stores (which does not include Soma “sister stores”) and 14-16 relocations/expansions. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.
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
     At the beginning of fiscal 2010, we completed the second major phase of our multi-year, planned implementation of our ERP system. We are currently utilizing this system in all of our brands. The third major phase includes on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions.
     In fiscal 2009, we purchased JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications instead of previously planned implementations of related SAP applications and revised our roll out plan accordingly. We completed the implementation of the allocation functionality during fiscal 2009 and are currently working on implementing the remaining JDA planning applications. We expect to substantially complete installation of the remaining JDA applications by the end of fiscal 2010, with full utilization of such applications to occur over the next 18 months.
     Given our existing cash and marketable securities balances and the capacity included in our bank credit facility, we do not believe that we will need to seek other sources of financing to conduct our operations, pay future dividends, repurchase shares under our recently announced program or pursue our expansion plans even if cash flow from operations should prove to be less than anticipated or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if we were to increase the number of new stores planned to be opened in future periods.

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
Litigation
     In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at July 31, 2010, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of our financial instruments as of July 31, 2010 has not significantly changed since January 30, 2010. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.
     Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of July 31, 2010, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future except for the continuing use of the letter of credit facility portion thereof.

     Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds, and U.S. treasury securities. Although the variable rate demand notes, totaling $230.7 million as of July 31, 2010, have long-term nominal maturity dates ranging from 2011 to 2049, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable rate demand notes, we have the ability to quickly liquidate or put back these securities. The remainder of the portfolio, as of July 31, 2010 consisted of $115.0 million of securities with maturity dates less than one year and $124.1 million with maturity dates over one year and less than or equal to three years. We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. As of July 31, 2010, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $3.9 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $3.1 million.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number of	Average Price Paid	Part of Publicly	Publicly Announced
Period	Shares Purchased(a)	per Share	Announced Plans (b)	Plans (b)
May 2, 2010 to May 29, 2010	762	$12.23	—	$—

May 30, 2010 to July 3, 2010	1,482	$11.03	—	$—

July 4, 2010 to July 31, 2010	—	$—	—	$—

Total	2,244	$11.44	—	$—

(a)	Consists of 2,244 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

(b)	This table does not include any amounts related to the share repurchase program recently announced by the Company.

ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1	Employment letter agreement between the Company and Sara K. Stensrud, dated as of July 6, 2010

Exhibit 10.2	Amended and Restated Chico’s FAS, Inc. Cash Bonus Incentive Plan

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: August 27, 2010	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer (Principal Executive Officer)

Date: August 27, 2010	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger
Executive Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)