Form 10-Q
period 2010-10-30
CHICOS FAS INC
filed 2010-11-24
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:

October 30, 2010	001-16435
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At November 17, 2010, there were 177,602,803 shares outstanding of Common Stock, $.01 par value per share.

Chico’s FAS, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended
	October 30, 2010		October 31, 2009		October 30, 2010		October 31, 2009
		% of		% of		% of		% of
	Amount	Sales	Amount	Sales	Amount	Sales	Amount	Sales
Net Sales:
Chico’s/Soma Intimates	$993,989	69.5	$902,050	70.6	$337,629	69.9	$319,526	71.5
White House | Black Market	435,992	30.5	375,370	29.4	145,393	30.1	127,337	28.5

Net sales	1,429,981	100.0	1,277,420	100.0	483,022	100.0	446,863	100.0

Cost of goods sold	614,128	42.9	555,713	43.5	207,955	43.0	189,585	42.4

Gross margin	815,853	57.1	721,707	56.5	275,067	57.0	257,278	57.6

Selling, general and administrative expenses:
Store and direct operating expenses	502,404	35.1	482,481	37.8	169,726	35.1	165,106	37.0
Marketing	79,019	5.5	58,976	4.6	31,928	6.6	24,974	5.6
National Store Support Center	87,035	6.1	85,123	6.7	29,252	6.1	30,887	6.9
Impairment charges	822	0.1	13,026	1.0	—	—	—	—

Total selling, general and administrative expenses	669,280	46.8	639,606	50.1	230,906	47.8	220,967	49.5

Income from operations	146,573	10.3	82,101	6.4	44,161	9.2	36,311	8.1

Interest income, net	1,327	0.0	1,337	0.1	483	0.1	334	0.1

Income before income taxes	147,900	10.3	83,438	6.5	44,644	9.3	36,645	8.2

Income tax provision	53,200	3.7	31,300	2.4	15,800	3.3	13,900	3.1

Net income	$94,700	6.6	$52,138	4.1	$28,844	6.0	$22,745	5.1

Per share data:
Net income per common share-basic	$0.53		$0.29		$0.16		$0.13

Net income per common & common equivalent share—diluted	$0.53		$0.29		$0.16		$0.13

Weighted average common shares outstanding—basic	177,028		177,348		176,215		177,662

Weighted average common & common equivalent shares outstanding—diluted	178,320		178,516		177,262		179,251

Dividends declared per share	$0.12		—		—		—

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	October 30,	January 30,	October 31,
	2010	2010	2009
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$21,930	$37,043	$60,985
Marketable securities, at fair value	483,622	386,500	362,322
Receivables	4,901	3,922	5,845
Income tax receivable	12,814	312	728
Inventories	179,110	138,516	160,030
Prepaid expenses	23,442	24,023	24,152
Deferred taxes	14,347	9,664	7,524

Total Current Assets	740,166	599,980	621,586

Property and Equipment:
Land and land improvements	42,351	21,978	20,311
Building and building improvements	87,246	82,169	84,062
Equipment, furniture and fixtures	420,420	388,392	395,225
Leasehold improvements	425,237	412,834	416,003

Total Property and Equipment	975,254	905,373	915,601
Less accumulated depreciation and amortization	(447,354)	(383,844)	(386,999)

Property and Equipment, Net	527,900	521,529	528,602

Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets	38,930	38,930	38,930
Deferred taxes	1,027	36,321	39,398
Other assets, net	5,112	25,269	27,323

Total Other Assets	141,843	197,294	202,425

	$1,409,909	$1,318,803	$1,352,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$100,650	$79,219	$97,238
Accrued liabilities	108,377	95,862	123,069
Current portion of deferred liabilities	19,905	19,625	19,517

Total Current Liabilities	228,932	194,706	239,824

Noncurrent Liabilities:
Deferred liabilities	132,665	142,179	150,538

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,776	1,781	1,779
Additional paid-in capital	279,227	268,109	266,112
Retained earnings	766,619	711,624	694,116
Other accumulated comprehensive income	690	404	244

Total Stockholders’ Equity	1,048,312	981,918	962,251

	$1,409,909	$1,318,803	$1,352,613

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$94,700	$52,138

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	70,218	72,407
Deferred tax expense	29,828	9,394
Stock-based compensation expense	8,874	6,543
Excess tax benefit from stock-based compensation	(1,223)	(1,473)
Impairment charges	822	13,026
Deferred rent expense, net	(6,245)	(7,721)
Loss on disposal of property and equipment	1,090	1,361
(Increase) decrease in assets —
Receivables, net	(978)	2,314
Income tax receivable	(12,503)	10,978
Inventories	(40,593)	(27,617)
Prepaid expenses and other	737	(2,671)
Increase in liabilities —
Accounts payable	21,431	40,696
Accrued and other deferred liabilities	10,749	30,884

Total adjustments	82,207	148,121

Net cash provided by operating activities	176,907	200,259

Cash Flows from Investing Activities:
Purchases of marketable securities, net	(96,836)	(120,061)
Purchases of property and equipment	(58,501)	(51,016)

Net cash used in investing activities	(155,337)	(171,077)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,137	3,960
Excess tax benefit from stock-based compensation	1,223	1,473
Dividends paid	(21,389)	—
Repurchase of common stock	(18,654)	(179)

Net cash (used in) provided by financing activities	(36,683)	5,254

Net (decrease) increase in cash and cash equivalents	(15,113)	34,436
Cash and Cash Equivalents, Beginning of period	37,043	26,549

Cash and Cash Equivalents, End of period	$21,930	$60,985

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$212	$230
Cash paid for income taxes, net	$40,538	$19,242
Non-Cash Investing and Financing Activities:
Repossession of land in satisfaction of note receivable	$20,000	$—
See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 30, 2010
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
     As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries. Unless otherwise noted, all references to the “third quarter” refer to the third quarter of fiscal 2010.
     Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended October 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.
     Certain prior year amounts have been reclassified in order to conform to the current year presentation.
Note 2. Impairment Charges
     Long-Lived Assets
     During our quarterly reviews for impairment in the first quarter of fiscal 2010 and the second quarter of fiscal 2009, we completed evaluations of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, determined that the carrying values of certain assets exceeded their future undiscounted cash flows. We then determined the fair value of these assets by discounting their future cash flows using a rate approximating our cost of capital, which resulted in an impairment charge of approximately $0.8 million and $1.1 million in the first quarter of fiscal 2010 and second quarter of fiscal 2009, respectively.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 30, 2010
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

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Beginning balance	$116	$8,698	$—	$1,188
Payments	$(116)	$(8,271)	$—	$(761)

Ending balance	$—	$427	$—	427

Note 4. Income Taxes
     Our uncertain tax positions were $4.2 million and $6.9 million at October 30, 2010 and January 30, 2010, respectively. During the third quarter, uncertain tax positions decreased $2.5 million as a result of a tax audit settlement on more favorable terms than had been originally estimated. However, as of October 30, 2010, we do not believe that the balance of our uncertain tax positions will significantly increase or decrease within the next twelve months. We are currently subject to income tax examinations by various states, but do not expect the resolution of the examinations will have a material impact on our financial position, results of operations, or liquidity.
     During the third quarter, in connection with the filing of our fiscal year 2009 income tax return, Chico’s filed accounting method changes with the Internal Revenue Service regarding how fixed assets are classified and depreciated for tax purposes. While these changes had virtually no effect on our current year tax rate and income statement for the third quarter and year, they did result in monetizing about $29.1 million in deferred tax assets, a portion of which has been reclassified to an income tax receivable on our balance sheet at the end of the third quarter.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 30, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Income Taxes (continued)
     Our effective tax rate decreased for the current quarter to 35.4% compared to 37.9% in the third quarter of last year due primarily to a favorable state tax audit settlement.
     Our effective tax rate for the thirty-nine weeks ended October 30, 2010 is 36.0% compared to an effective tax rate of 37.5% for the thirty-nine weeks ended October 31, 2009. Our effective tax rate was lower in the current thirty-nine week period compared to last year due primarily to favorable state tax audit settlements and the restoration of a state tax receivable due to a favorable ruling.
Note 5. Stock-Based Compensation
     General
     Stock-based compensation award expense recognized during the thirteen and thirty-nine weeks ended October 30, 2010 and October 31, 2009 consists of compensation expense for all share-based awards granted and is based on the grant date fair value estimated in accordance with the relevant accounting guidance.
     For the thirty-nine weeks ended October 30, 2010 and October 31, 2009, stock-based compensation expense was $8.9 million and $6.5 million, respectively, and for the thirteen weeks ended October 30, 2010 and October 31, 2009, stock-based compensation was $2.9 million and $2.4 million, respectively. The total tax benefit associated with stock-based compensation for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 was $3.4 million and $2.5 million, respectively, and for the thirteen weeks ended October 30, 2010 and October 31, 2009, the total tax benefit associated with stock-based compensation was $1.1 million and $0.9 million, respectively. We recognize stock-based compensation costs net of a forfeiture rate for only those shares expected to vest and on a straight-line basis over the requisite service period of the award.
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
October 30, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
     The weighted average assumptions relating to the valuation of our stock options for the thirty-nine and thirteen weeks ended October 30, 2010 and October 31, 2009 were as follows:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Weighted average fair value of grants	$6.70	$2.50	$4.27	$7.14
Expected volatility	66%	62%	67%	66%
Expected term (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	2.0%	1.8%	1.2%	2.2%
Expected dividend yield	1.1%	N/A	1.8%	N/A
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
     In the first quarter of fiscal 2010, certain of our executive officers were also granted Performance Stock Units (“PSU”). Each PSU award has the ability to be converted into shares on the second anniversary of the grant date upon the achievement of certain Company-specific performance goals for fiscal 2011. Based on the level of achievement of the performance goals, the participants in this award may earn up to 100% of the units awarded. Similar to the performance awards granted to Mr. Dyer, compensation cost is recognized on a straight-line basis over the vesting period, based on the number of units ultimately expected to vest and depending on the level and likelihood of the performance condition being met. Additionally, we reevaluate the amount of compensation expected to be earned at the end of each reporting period and record an adjustment, if necessary.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 30, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Stock-Based Compensation (continued)
     Stock-Based Compensation Activity
     As of October 30, 2010, 6,590,794 nonqualified options are outstanding at a weighted average exercise price of $12.89 per share. The following table presents a summary of our stock options activity for the thirty-nine weeks ended October 30, 2010:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	6,288,358	$12.54
Granted	1,125,800	13.34
Exercised	(315,015)	4.45
Canceled or expired	(508,349)	14.70

Outstanding, end of period	6,590,794	12.89

Exercisable at October 30, 2010	3,553,583	17.24

     The following table presents a summary of our restricted stock activity for the thirty-nine weeks ended October 30, 2010:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested, beginning of period	816,677	$6.21
Granted	1,168,501	10.45
Vested	(203,611)	9.19
Canceled	(103,160)	6.13

Nonvested, end of period	1,678,407	8.80

     Approximately 6.7 million shares remain available under our Omnibus Stock and Incentive Plan for future grants of either stock options, restricted stock or restricted stock units, stock appreciation rights (“SARs”) or performance shares.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 30, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Net Income Per Share (continued)
     The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Numerator
Net income	$94,700	$52,138	$28,844	$22,745
Net income allocated to participating securities	(731)	—	(288)	—

Net income available to common shareholders	$93,969	$52,138	$28,556	$22,745

Denominator
Weighted average common shares outstanding — basic	177,027,767	177,348,442	176,215,239	177,661,902
Dilutive effect of stock options outstanding	1,292,095	1,167,520	1,046,809	1,589,267

Weighted average common and common equivalent shares outstanding — diluted	178,319,862	178,515,962	177,262,048	179,251,169

Net income per common share:
Basic	$0.53	$0.29	$0.16	$0.13

Diluted	$0.53	$0.29	$0.16	$0.13

     For the thirteen weeks ended October 30, 2010 and October 31, 2009, 3,785,990 and 2,629,786 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares would have been anti-dilutive.
     For the thirty-nine weeks ended October 30, 2010 and October 31, 2009, 3,349,846 and 3,532,428 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares would have been anti-dilutive.
Note 7. Fair Value Measurements
     Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate current fair value due to the short-term nature of the instruments.
     Marketable securities are classified as available-for-sale and consist of variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds and U.S treasury securities. Although the variable rate demand notes, totaling $273.2 million as of October 30, 2010, have long-term maturity dates ranging from 2011 to 2048, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable rate demand notes, we believe we have the ability to quickly liquidate or put back these securities. The remainder of the portfolio, as of October 30, 2010, consisted of $57.5 million of securities with maturity dates less than one year and $152.9 million with maturity dates over one year and less than or equal to three years.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 30, 2010
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
     New guidance on financial instruments measured at fair value requires additional disclosures regarding significant transfers into and out of Level 1 and Level 2 as well as more detailed discussions regarding Level 3 activity. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During fiscal 2010, we did not make significant transfers between Level 1 and Level 2 assets. Furthermore, as of October 30, 2010, January 30, 2010 and October 31, 2009, we did not have any Level 3 financial assets.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 30, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Fair Value Measurements (continued)
     In accordance with the provisions of the guidance, we categorized our financial assets, whether valued on a recurring or non-recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	October 30, 2010	(Level 1)	(Level 2)	(Level 3)
Current Assets
Cash equivalents:
Money market account	$629	$629	$—	$—
Marketable securities:
Variable rate demand notes	273,187	—	273,187	—
Municipal securities	143,950	—	143,950	—
U.S. government securities	58,949	58,949	—	—
Corporate bonds	2,170	—	2,170	—
Asset-backed securities	5,366	—	5,366	—
Non Current Assets
Deferred compensation plan	3,996	3,996	—	—

Total	$488,247	$63,574	$424,673	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	January 30, 2010	(Level 1)	(Level 2)	(Level 3)
Current Assets
Cash equivalents:
Money market account	$8,256	$8,256	$—	$—
Marketable securities:
Variable rate demand notes	207,895	—	207,895	—
Municipal securities	111,153	—	111,153	—
U.S. government securities	33,383	33,383	—	—
Corporate bonds	12,826	—	12,826	—
Asset-backed securities	21,243	—	21,243	—
Non Current Assets
Note receivable	20,000	—	20,000	—
Deferred compensation plan	4,050	4,050	—	—

Total	$418,806	$45,689	$373,117	$—

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	October 31, 2009	(Level 1)	(Level 2)	(Level 3)
Current Assets
Cash equivalents:
Money market account	$11,782	$11,782	$—	$—
Marketable securities:
Variable rate demand notes	251,804	—	251,804	—
Municipal securities	61,645	—	61,645	—
U.S. government securities	10,489	10,489	—	—
Corporate bonds	12,841		12,841
Asset-backed securities	25,543	—	25,543	—
Non Current Assets
Note receivable	22,000		22,000
Deferred compensation plan	4,044	4,044	—	—

Total	$400,148	$26,315	$373,833	$—

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
October 30, 2010
(Unaudited)
(in thousands, except share and per share amounts)
Note 8. Share Repurchase Program
     In August 2010, our Board of Directors authorized the repurchase of up to $200 million of our outstanding common stock through January 2013. During the third quarter, we repurchased 2,096,300 shares, at a total cost of approximately $18.3 million, under this program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.
Note 9. Subsequent Event
     On November 10, 2010 our Board of Directors declared a quarterly cash dividend of $0.04 per share on our common stock. The dividend will be payable on December 21, 2010 to shareholders of record at the close of business on December 7, 2010. While it is our intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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
     Throughout fiscal 2010, we continue to focus on the initiatives that contributed to our success last year. These initiatives include: 1) rebuilding the Chico’s business into a high performance brand, 2) growing the WH|BM and Soma brands, 3) accelerating direct-to-consumer (“DTC”) sales growth, 4) improving our cost structure and inventory control, and 5) targeting a level of profitability in fiscal 2011 approaching what we achieved in fiscal 2005, previously our highest earnings year.
     Our performance in the third quarter of 2010 reflects a significant improvement over last year’s third quarter as we continue to execute our key strategic initiatives. Net sales increased over 8%, operating income increased over 20% and earnings per diluted share increased 27% to $0.16 per diluted share in this year’s third quarter from $0.13 per diluted share in the same period last year.
     The Chico’s brand overcame a slower start to the third quarter and delivered improved overall results as compared to last year’s third quarter. Although the retail environment continues to be highly promotional, we believe overall our Fall product was generally well received by our customers and the increased advertising spend for all of our brands helped to drive traffic to our stores resulting in higher sales.
Financial Highlights for the Third Quarter of 2010
•	Net sales for the thirteen-week period ended October 30, 2010 (“current period”) increased 8.1% to $483.0 million compared to $446.9 million for the thirteen-week period ended October 31, 2009 (“prior period”), driven by a 3.1% consolidated comparable store sales increase (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) compared to an increase of 12.8% in the same period last year and a 40.4% increase in DTC sales in the current period to $34.4 million.

•	The gross margin rate decreased slightly to 57.0% from 57.6% in the prior period mainly due to higher markdowns principally at the Chico’s brand offset by improved margins at the Chico’s and WH|BM brand outlet stores.

•	Selling, general and administrative expenses for the current period, as a percentage of total net sales, improved 170 basis points compared to last year’s third quarter mainly due to the leverage associated with the comparable store sales increase.

•	Net income in the current period was $28.8 million compared to net income of $22.7 million in the same period last year, and earnings per diluted share increased to $0.16 compared to $0.13 in the same period last year.

•	Cash and marketable securities at the end of the quarter were $505.6 million, an increase of $82.3 million over last year’s third quarter, which considers we paid $21.4 million of dividends and the repurchase of $18.3 million worth of our common stock through our share repurchase program announced in August 2010.

•	End of quarter inventory of $179.1 million increased $19.1 million, or approximately 12%, from the prior year’s third quarter. This increase is primarily driven by 64 net new stores over last year as well as inventory purchased for positive sales trends in stores and the DTC channel and new store openings in the fourth quarter.

Total inventory cost per selling square foot increased 6% to $65 per selling square foot compared to $61 at the end of last year’s third quarter. Excluding inventory purchased for new stores scheduled to open in the fourth quarter, inventories are up 4.5% per square foot at cost. End of quarter inventory for the WH|BM brand increased approximately 10.5% per selling square foot versus down 21.7% per square foot last year, while Chico’s brand inventory decreased approximately 1.2% quarter over quarter.
Future Outlook
     We are currently forecasting a positive low single digit increase in comparable store sales for the fourth quarter of fiscal 2010. We anticipate gross margin to be slightly lower than the previous year’s fourth quarter due to promotional markdowns for the holiday season and greater than planned sourcing costs. Lastly, we expect selling, general and administrative dollars to increase slightly in the fourth quarter driven by an incremental $3 million in marketing costs and higher costs associated with new store growth.
Results of Operations — Thirteen Weeks Ended October 30, 2010 Compared to the Thirteen Weeks Ended October 31, 2009.
     Net Sales
     The following table depicts net sales for the Chico’s/Soma and WH|BM brands in dollars and as a percentage of total net sales for the thirteen weeks ended October 30, 2010 and October 31, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 30, 2010		October 31, 2009
Net Sales:
Chico’s/Soma Intimates	$337,629	69.9%	$319,526	71.5%
White House | Black Market	145,393	30.1	127,337	28.5

Total net sales	$483,022	100.0%	$446,863	100.0%

     Net sales by the Chico’s, WH|BM and Soma brands increased from the prior period primarily due to positive comparable store sales, new store openings, and increases in DTC sales for all brands. DTC sales are not included in comparable store sales.
     The Chico’s/Soma brands’ comparable store sales increased by 1.5% and the WH|BM brand’s comparable store sales increased by 7.1% compared to the prior period. The consolidated comparable store sales increase of 3.1% in the current period was driven by a 4% increase in units per transaction and an increase in the average unit retail price at WH|BM front-line stores offset by a slight decrease in transactions compared to the prior period. Comparable store sales results also benefited from an approximate 4% increase in transactions at Chico’s front-line stores, offset by decreases in the average unit retail price and units per transaction.

     Net sales for the DTC channel in the current period, which are included in each brand’s total net sales, increased by $9.9 million, or 40.4%, compared to net sales for the DTC channel in the prior period. All three brands generated significant increases for the quarter which we believe are attributable to enhanced website functionality and improved online product offerings.
     Cost of Goods Sold/Gross Margin
     The following table depicts cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended October 30, 2010 and October 31, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
Cost of goods sold	$207,955	$189,585
Gross margin	$275,067	$257,278
Gross margin percentage	57.0%	57.6%
     Gross margin as a percentage of net sales for the current quarter decreased to 57.0% compared to 57.6% in the third quarter of fiscal 2009. The gross margin rate decrease was primarily attributable to higher markdowns at Chico’s frontline stores due to softer sales experienced early in the quarter and promotions derived to generate traffic. However, the decrease in the gross margin rate was partially offset by improved margins at outlet stores mainly due to increased penetration of made-for-outlet product.
     Selling, General and Administrative Expenses
     The following tables depict store and direct operating expenses, marketing, and National Store Support Center expenses in dollars and as a percentage of total net sales for the thirteen weeks ended October 30, 2010 and October 31, 2009 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
Store and direct operating expenses	$169,726	$165,106
Percentage of total net sales	35.1%	37.0%
     Store and direct operating expenses include store and DTC operational expenses, and reflect such items as personnel, occupancy, credit card fees, depreciation and supplies incurred to operate each of our stores and the DTC channel. Store and direct operating expenses increased by $4.6 million over last year’s third quarter primarily due to increased occupancy expense and store labor costs associated with 64 net new stores over last year, accompanied by increased in-store promotions and higher credit card fees due to higher sales volume compared to last year. However, expressed as a percentage of net sales, store and direct operating expenses decreased 190 basis points due to the leverage associated with improved comparable store sales.

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
Marketing	$31,928	$24,974
Percentage of total net sales	6.6%	5.6%
     Marketing expenses include marketing programs such as direct marketing efforts, national advertising expenses via various media and related support costs. Marketing expenses increased $7.0 million, as planned, over last year’s third quarter primarily due to increased television ads, including ads for the Soma brand, as well as increased online and print media campaigns across all three brands. As a percentage of net sales, marketing expenses increased 100 basis points compared to last year’s third quarter.

	Thirteen Weeks Ended
	October 30, 2010	October 31, 2009
National Store Support Center	$29,252	$30,887
Percentage of total net sales	6.1%	6.9%

     National Store Support Center (“NSSC”) expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. In dollars, NSSC expenses decreased over the prior period due to lower performance-based compensation accruals and effective expense control. Expressed as a percentage of net sales, NSSC expenses decreased in the third quarter by approximately 80 basis points, assisted by the leverage associated with improved comparable store sales.
     Provision for Income Taxes
     Our effective tax rate decreased for the current period to 35.4% compared to 37.9% in the prior period primarily due to a favorable state income tax audit settlement.
Results of Operations — Thirty-Nine Weeks Ended October 30, 2010 Compared to the Thirty-Nine Weeks Ended October 31, 2009.
     Net Sales
     The following table depicts net sales for the Chico’s/Soma and WH|BM brands in dollars and as a percentage of total net sales for the year-to-date period ended October 30, 2010 and October 31, 2009 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2010		October 31, 2009
Net Sales:
Chico’s/Soma Intimates	$993,989	69.5%	$902,050	70.6%
White House | Black Market	435,992	30.5	375,370	29.4

Total net sales	$1,429,981	100.0%	$1,277,420	100.0%

     Net sales by the Chico’s, WH|BM and Soma brands for the year-to-date period ended October 30, 2010 increased from the prior year’s comparable period primarily due to positive comparable store sales, new store openings, as well as increases in DTC sales for all brands. DTC sales are not included in comparable store sales.
     The Chico’s/Soma brands’ comparable store sales increased by 6.7% and the WH|BM brand’s comparable store sales increased by 11.2% for the year-to-date period compared to the prior period. The consolidated comparable store sales increase of 8.0% in the year-to-date period was driven primarily by an approximate 10% increase in transactions at Chico’s front-line stores, offset by a decrease in units per transaction. Comparable store sales results also benefited from an approximate 6% increase in transactions at WH|BM front-line stores coupled with an approximate 4% increase in units per transaction in the year-to-date period versus the prior year’s comparable period.
     Net sales for the DTC channel for the year-to-date period, which are included in each brand’s total net sales, increased by $24.1 million, or 36.2%, compared to net sales for the DTC channel in the prior year’s comparable period. All three brands posted increases of over 30% in DTC Sales which we believe are due to our continued focus on this previously underinvested channel including enhanced website functionality and improved and expanded online product offerings.

     Cost of Goods Sold/Gross Margin
     The following table depicts cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Cost of goods sold	$614,128	$555,713
Gross margin	$815,853	$721,707
Gross margin percentage	57.1%	56.5%
     Gross margin as a percentage of sales for the year-to-date period improved to 57.1% compared to 56.5% for the comparable period last year. The improvement in gross margin percentage is primarily attributable to improved merchandise margins at WH|BM stores and an improvement in merchandise margins at the Chico’s outlet stores due to increased penetration of made-for-outlet product. These improvements in gross margin were partially offset by a slight decrease in merchandise margins at Chico’s front-line stores due to higher markdowns.
     Selling, General and Administrative Expenses
     The following tables depict store and direct operating expenses, marketing, and National Store Support Center expenses in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Store and direct operating expenses	$502,404	$482,481
Percentage of total net sales	35.1%	37.8%
     Store and direct operating expenses include store and DTC operational expenses, and reflect such items as personnel, occupancy, credit card fees, depreciation and supplies incurred to operate each of our stores and the DTC channel. In addition, store and direct operating expenses include support expenditures for district and regional management and other store support functions. Store and direct operating expenses increased in dollars for the year-to-date period primarily due to (i) increases in store personnel costs associated with higher sales, (ii) costs associated with 64 net new store openings since last year’s third quarter and (iii) higher credit card fees associated with the increase in sales compared to the prior year-to-date period. Expressed as a percentage of net sales, store and direct operating expenses decreased by 270 basis points primarily due to the leverage from improved comparable store sales.

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Marketing	$79,019	$58,976
Percentage of total net sales	5.5%	4.6%
     Marketing expenses include marketing programs such as direct marketing efforts, national advertising expenses via various media and related support costs. Marketing expenses increased $20 million in the year-to-date period and, as expressed as a percentage of net sales, increased by approximately 90 basis points due mainly to increased television, online and print media campaigns for all three brands.

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
National Store Support Center	$87,035	$85,123
Percentage of total net sales	6.1%	6.7%
     National Store Support Center (“NSSC”) expenses consist of the corporate level functions including executive management, human resources, management information systems and finance, among others. NSSC expenses increased in the current year-to-date period mainly due to increased relocation and recruiting costs. Expressed as a percentage of net sales, NSSC expenses decreased in the year-to-date period by approximately 60 basis points, primarily due to the leverage associated with improved comparable store sales.
     Impairment Charges
     The following table depicts impairment charges in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 30, 2010 and October 31, 2009 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2010	October 31, 2009
Impairment charges	$822	$13,026
Percentage of total net sales	0.1%	1.0%
     The non-cash impairment charges recognized in the first thirty-nine weeks of fiscal 2010 related to the write-off of fixed assets at certain underperforming stores.
     The impairment charges recognized in the thirty-nine weeks of fiscal 2009 include the following: 1) the write-off of development costs for software applications totaling $8.1 million; 2) the partial write-off of a note receivable totaling $3.8 million; and 3) $1.1 million in impairment charges related to the write-off of fixed assets at certain underperforming stores.
     Provision for Income Taxes
     Our effective tax rate for the thirty-nine weeks ended October 30, 2010 is 36.0% compared to an effective tax rate of 37.5% for the thirty-nine weeks ended October 31, 2009. Our effective tax rate was lower in the current thirty-nine week period compared to last year due primarily to a favorable state income tax audit settlement and the restoration of a state tax receivable due to a favorable ruling.
Liquidity and Capital Resources
     Our ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores, continued improvement of information technology tools, for the planned expansion of our NSSC campus and for our distribution centers and other central support facilities.
     The following table depicts our capital resources as of October 30, 2010 and October 31, 2009 (amounts in thousands):

	October 30, 2010	October 31, 2009
Cash and cash equivalents	$21,930	$60,985
Marketable securities	$483,622	$362,322
Working capital	$511,234	$381,762

     Working capital as of October 30, 2010 increased compared to October 31, 2009 resulting primarily from higher cash and marketable securities amounts attributable to our improved operating results. In addition, certain tax initiatives resulted in the conversion of a significant portion of our noncurrent deferred tax assets to a current position and generated an income tax receivable. The significant components of working capital are cash and cash equivalents, marketable securities, receivables and inventories, reduced by current liabilities.
     Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will satisfy and fund our working capital needs, future capital expenditures (see “New Store Openings and Infrastructure Investments”), commitments, dividend payments, potential share repurchases and other liquidity requirements associated with our operations through at least the next 12 months. Furthermore, while it is our intention to continue to pay a quarterly cash dividend in the future, any determination to pay future dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.
     Operating Activities
     Net cash provided by operating activities was $176.9 million and $200.3 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively. The $23.4 million decrease in cash flows from operating activities in the current period from the prior period is primarily due to the increase in inventory investment accompanied by differences in the timing of accounts payable and accrued liabilities. These uses of cash were partially offset by higher net income.
     Investing Activities
     Net cash used in investing activities was $155.3 million and $171.1 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively.
     We had net purchases of $96.8 million of marketable securities in the current year-to-date period compared to net purchases of $120.1 million of marketable securities in last year’s comparable year-to-date period.
     Our approximate $7.5 million increase in capital expenditures in the current year-to-date period when compared to last year’s year-to-date period was primarily related to new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores, partially offset by decreased distribution center improvements.
     Financing Activities
     Net cash used in financing activities was $36.7 million during the thirty-nine weeks ended October 30, 2010 compared to net cash provided by financing activities of $5.3 million for the thirty-nine weeks ended October 31, 2009.
     Through the first nine months of fiscal 2010, we declared three quarterly $0.04 per share cash dividend payments on our common stock totaling $21.4 million and repurchased $18.3 million of our common stock through the share repurchase program announced in August 2010. In the current and prior year-to-date periods, we received proceeds from both the issuance of common stock related to option exercises and employee participation in our employee stock purchase plan.

New Store Openings and Infrastructure Investments
     During the first nine months of fiscal 2010, we had 64 net store openings consisting of 35 Soma net openings, 15 Chico’s net openings and 14 WH|BM net openings. Currently, we expect our overall square footage in fiscal 2010 to increase approximately 6%, reflecting approximately 14-16 net openings of Chico’s stores, 13-15 net openings of WH|BM stores, approximately 40 net openings of Soma stores (which does not include Soma “sister stores”) and 14-16 relocations/expansions. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.
     We believe that the liquidity needed for new stores (including the continued investment associated with the Soma brand), our continuing store remodel/expansion program, investments in improvements and expansions of our NSSC and distribution centers, continued installation and upgrading of new and existing software packages and related hardware, and investment in inventory levels associated with our growth will be funded primarily from cash flow from operations and our existing cash and marketable securities balances, and, if necessary, the capacity included in our bank credit facility.
     At the beginning of fiscal 2010, we completed the second major phase of our multi-year, planned implementation of our enterprise resource planning (“ERP”) system. We are currently utilizing this system in all of our brands. The third major phase includes on-going enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality.
     In fiscal 2009, we purchased JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications instead of previously planned implementations of related SAP applications and revised our roll out plan accordingly. We completed the implementation of the allocation functionality during fiscal 2009, installed enterprise planning in 2010 and are currently working on implementing the additional JDA planning applications over the next 18-24 months.
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
Litigation
     In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at October 30, 2010, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of our financial instruments as of October 30, 2010 has not significantly changed since January 30, 2010. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.
     Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of October 30, 2010, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future except for the continuing use of the letter of credit facility portion thereof.
     Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds, and U.S. treasury securities. Although the variable rate demand notes, totaling $273.2 million as of October 30, 2010, have long-term maturity dates ranging from 2011 to 2048, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable rate demand notes, we have the ability to quickly liquidate or put back these securities. The remainder of the portfolio, as of October 30, 2010 consisted of $57.5 million of securities with maturity dates less than one year and $152.9 million with maturity dates over one year and less than or equal to three years. We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. As of October 30, 2010, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $2.6 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $2.0 million.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number of	Average Price Paid	Part of Publicly	Publicly Announced
Period	Shares Purchased(a)	per Share	Announced Plans	Plans
August 1, 2010 to August 28, 2010	873,222	$8.79	870,000	$192,359
August 29, 2010 to October 2, 2010	1,230,591	$8.72	1,226,300	$181,662
October 3, 2010 to October 30, 2010	—	$—	—	$181,662

Total	2,103,813	$8.75	2,096,300	$181,662

(a)	Includes 7,513 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: November 24, 2010	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer (Principal Executive Officer)

Date: November 24, 2010	By:	/s/ Kent A. Kleeberger
Kent A. Kleeberger Executive Vice President
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)