Form 10-K
period 2011-01-29
CHICOS FAS INC
filed 2011-03-22
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Approximately $1,655,000,000 as of July 31, 2010 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on July 30, 2010).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: Common Stock, par value $.01 per share — 176,928,893 shares as of March 14, 2011.

Documents incorporated by reference:

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 23, 2011.

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED JANUARY 29, 2011

PART I

Item 1.	Business	2

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	15

Item 2.	Properties	15

Item 3.	Legal Proceedings	16

Item 4.	(Removed and Reserved)	16

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17

Item 6.	Selected Financial Data	19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 8.	Financial Statements and Supplementary Data	33

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	57

Item 9A.	Controls and Procedures	57

Item 9B.	Other Information	58

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	59

Item 11.	Executive Compensation	59

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59

Item 13.	Certain Relationships and Related Transactions, and Director Independence	59

Item 14.	Principal Accounting Fees and Services	59

PART IV

Item 15.	Exhibits and Financial Statement Schedules	60
EX-10.22
EX-10.25
EX-10.26
EX-10.43
EX-10.44
EX-10.46
EX-21
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

ITEM 1.	BUSINESS

General

Chico’s FAS, Inc., a Florida corporation, is a national specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items under the Chico’s, White House | Black Market (“WH|BM”) and Soma Intimates (“Soma”) brand names. As of January 29, 2011, we operated 1,151 stores across 48 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands and e-commerce websites for each of our brands.

As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 29, 2011 (“fiscal 2010”, “2010”, or “current period”), January 30, 2010 (“fiscal 2009”, “2009”, or “prior period”), January 31, 2009 (“fiscal 2008” or “2008”), February 2, 2008 (“fiscal 2007” or “2007”), and February 3, 2007 (“fiscal 2006 or “2006”). Each of these periods had 52 weeks, except for fiscal 2006, which consisted of 53 weeks.

Our Brands

Chico’s

The Chico’s brand, which began operations in 1983, primarily sells exclusively designed, private branded clothing focusing on women 35 and over with a moderate to high income level. The styling is chic, unique, and charismatic with on-trend, expressive, one of a kind designs created to illuminate the women wearing them. Using generally easy-care fabrics and frequent deliveries of new and distinctive designs, Chico’s emphasizes a comfortable relaxed fit in a modern style. Accessories, such as handbags, belts, scarves, earrings, necklaces and bracelets, are designed to coordinate with the assortment of the clothing, allowing customers to easily individualize their wardrobe selections. Chico’s controls almost all aspects of the design process, including choices of pattern, prints, construction, design specifications, fabric, finishes and color through in-house designers, purchased designs, and independent suppliers.

The distinctive nature of Chico’s clothing is carried through to its sizing. Chico’s uses international sizing, comprising of sizes 000, 00 (size 0-2), 0 (size 4-6), 1 (size 8-10), 2 (size 12-14), 3 (size 16-18), and 4 (size 20-22) and will occasionally offer, half-sizes (up to 4.5), one-size-fits-all and small, medium and large sizing for some items. The relaxed nature of the clothing allows the stores to utilize this kind of sizing and thus offer a wide selection of clothing without having to invest in a large number of different sizes within a single style.

White House|Black Market

The WH|BM brand, which began operations in 1985 and we acquired in September 2003, sells fashionable clothing, bridal merchandise, swimwear, and accessory items, primarily in black and white and related shades, and more recently, seasonal color splashes, focusing on women who are 25 years old and over with a moderate to high income level. WH|BM offers a uniquely feminine and affordable alternative to designer fashion selling sophisticated apparel and accessories from everyday basics to elegant fashion. The accessories at WH|BM, such as handbags, shoes, belts, earrings, necklaces and bracelets, are specifically designed to coordinate with the colors and patterns of the clothing, allowing customers to easily individualize their wardrobe selections. WH|BM controls almost all aspects of the design process, including choices of pattern, construction, specifications, fabric, finishes and color utilizing an in-house design team and also works closely with independent suppliers and agents to select, modify, and create the brand’s product offerings.

WH|BM uses American sizes in the 00-14 range (with online sizes up to size 16), which we believe is more appropriate than the Chico’s sizing for the target WH|BM customer. As a result, the fit of the WH|BM clothing tends to be more styled to complement the figure of a body-conscious woman, while still remaining comfortable.

Soma Intimates

The Soma brand, which began operations in 2004, primarily sells exclusively designed private branded sensual and luxurious lingerie, loungewear and beauty products. Soma offers trend-right, innovative and expertly fitted lingerie and loungewear apparel, with designer quality at affordable prices. Soma offerings are broken into three broad categories: lingerie, loungewear and beauty. The lingerie category includes bras, panties, shapewear and sleepwear while the loungewear category includes relaxed tops, bottoms and dresses. The sleepwear and loungewear offerings utilize extra small, small, medium, large and extra large sizing, while bras are sized using traditional American band and cup sizes. In fiscal 2010, Soma Intimates introduced an Oh My Gorgeous line of fine fragrance perfumes and lotions. The Soma brand product offerings are developed by working closely with a small number of its independent suppliers to design proprietary products in-house and, in some cases, include designs provided by its independent suppliers and under labels other than the Soma label.

Our Business Strategy

Our overall growth strategy is focused on a multi-faceted approach to retailing. This approach includes building our store base, improving store productivity levels, and growing our direct-to-consumer (“DTC”) channels. We build our store base primarily through the opening of new stores, the expansion of existing stores, acquisitions, and organic growth across each of our brands. We seek to improve store productivity with our product offerings and our “Most Amazing Personal Service” and we grow our DTC business through investments in the people, products, and infrastructure necessary to support our DTC channel.

To support these strategies and the associated increase in revenues and expenses, we have continued to invest in our infrastructure. This increase in infrastructure included additions of senior and middle management level associates, including our merchandising and marketing teams, increases in DTC staffing, the roll out of the SAP and JDA software to all brands (see page 6), expansion of our distribution center facilities, and other infrastructure initiatives. During fiscal 2010, we focused our infrastructure investments on opening new stores, primarily outlet stores for the Chico’s brand and new Soma stores, while continuing to improve the functionality and appeal of our DTC channel.

We will continue to consider the acquisition or organic development of other specialty retail concepts when our research indicates that the opportunity is appropriate and in the best interest of the shareholders. We will also continue to explore a number of potential new merchandise opportunities and brand extensions that would both complement the current brands and provide future growth. Our primary focus, however, remains on the core Chico’s, WH|BM and Soma brands and we believe we do not need an acquisition to achieve our long-term operational objectives.

In fiscal 2011, we will continue to focus on 1) building the Chico’s brand into a high performance brand, 2) growing the number of WH|BM and Soma boutiques, 3) accelerating the growth of our DTC sales, and 4) leveraging our cost structure and enhancing our systems. In early 2009, we had announced a stretch goal of reaching $1.00 in earnings per share for fiscal 2011. Although this goal will be somewhat challenging to achieve, especially due to the slow economic recovery, we believe it is attainable if we successfully execute to all of our strategic initiatives.

Our Customers

We believe that our customers deserve outstanding and personalized customer service and we strive to achieve this through our trademark “Most Amazing Personal Service” standard. We provide store associates with specialized training in providing customer assistance and advice on their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. Our sales associates are encouraged to know their regular customers’ preferences and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs.

We take pride in empowering our associates to make decisions that best serve our customer. We believe this sense of empowerment enables our associates to exceed customer expectations. Our associates are expected to keep individual stores open until the last customer in the store has been served. If an item is not available at a particular store, sales associates can locate the item at our distribution center or another store and arrange for it to be shipped directly to the customer.

Another key success strategy is building customer loyalty through preferred customer programs. The data we gather from these programs allows us to more sharply focus our design, merchandising and marketing efforts to better address and define the desires of our target customer.

•	Chico’s and Soma. Chico’s and Soma’s preferred customer program is known as the “Passport Club” and is designed to encourage repeat sales and customer loyalty for both brands. Features of the club include discounts, special promotions, invitations to private sales, and advance notice regarding new Chico’s and Soma merchandise. A Chico’s or Soma customer signs up to join the Passport Club at no cost, initially as a “preliminary” member. Once the customer spends a total of $500 over any time frame collectively across the two brands, the customer becomes a “permanent” member and is entitled to a 5% discount on all apparel and accessory purchases, advance sale notices and other benefits, subject to certain restrictions. In 2010, we issued Soma-branded cards to those customers that had entered the program with a Soma purchase (or had qualified for Passport status based on 100% Soma purchases). We are currently evaluating our Passport Club in conjunction with our overall customer relationship management and marketing activities to ensure that it remains a compelling reason for customers to shop at the Chico’s and Soma brands.

•	WH|BM. WH|BM’s preferred customer program is called “The Black Book.” The purposes, prerequisites, and benefits of The Black Book are identical to the Passport Club except that a customer need only spend $300 at WH|BM over any time frame to become a “permanent” member. We are currently evaluating The Black Book in conjunction with our overall customer relationship management and marketing activities to ensure that it remains a compelling reason for customers to shop at WH|BM.

Our Boutiques

Our boutiques are located in upscale outdoor destination shopping areas, lifestyle specialty centers, shopping malls, and some standalone street front locations. Store locations are determined on the basis of various factors, including but not limited to: geographic and demographic characteristics of the market, the location of the shopping venue including the site within the shopping center, proposed lease terms, anchor tenants in a mall location and convenience.

In response to business conditions over the last few years, we have become more innovative in the way we execute our real estate strategy. For example, in fiscal 2009 and 2010, we began testing “pop-up” stores. These stores are designed to take advantage of vacancies in high profile shopping locations. They require minimal investment and have short or flexible lease terms facilitating our ability to test a brand’s potential for success in a particular location. The results of the pop-up store strategy have generally been successful as many of these locations have been or we anticipate will be converted to permanent locations.

In fiscal 2011, we expect an increase in net new stores of approximately 9%, reflecting 24-28 net openings of Chico’s stores, 23-26 net openings of WH|BM stores, and 53-56 net openings of Soma stores. We also expect to complete 25-30 relocations or expansions.

Historically, our outlet stores have primarily acted as a channel for selling marked-down merchandise from our front-line stores. However, during fiscal 2009 and 2010, we increased the penetration of made-for-outlet product, primarily within the Chico’s brand outlets, which carries a higher margin than the clearance items from our front-line stores. In addition, much of the clearance is now done through our DTC channel. We believe that this approach has allowed us to increase outlet store margins and improve profitability. We expect to continue this strategy in fiscal 2011, and will direct more focus on the WH|BM brand.

As of January 29, 2011, we operated 1,151 retail stores in 48 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year
	2006	2007	2008	2009	2010

Company-Owned Stores
Stores at beginning of year	749	907	1,038	1,076	1,080
Opened	157	143	62	40	79
Acquired from franchisees	1	13	—	—	—
Acquired pursuant to Fitigues transaction	12	—	—	—	—
Closed	(12)	(25)	(24)	(36)	(8)

Stores at end of year	907	1,038	1,076	1,080	1,151

Franchise Stores
Stores at beginning of year	14	13	—	—	—
Opened	—	—	—	—	—
Acquired by Company	(1)	(13)	—	—	—

Stores at end of year	13	—	—	—	—

Total Stores	920	1,038	1,076	1,080	1,151

	Fiscal Year End
	2006	2007	2008	2009	2010

Stores by Brand
Chico’s front-line	541	604	619	599	597
Chico’s outlet	34	37	41	44	63
Chico’s franchise	13	—	—	—	—

Chico’s total	588	641	660	643	660

WH|BM front-line	254	309	328	333	342
WH|BM outlet	16	19	17	17	21

WH|BM total	270	328	345	350	363

Soma Intimates front-line	52	68	70	83	120
Soma Intimates outlet	—	1	1	4	8

Soma Intimates total	52	69	71	87	128

Fitigues front-line	9	—	—	—	—
Fitigues outlet	1	—	—	—	—

Fitigues total	10	—	—	—	—

Total Stores	920	1,038	1,076	1,080	1,151

Direct-to-Consumer

We currently mail a Chico’s, WH|BM and Soma catalog to current and prospective customers approximately every month. These catalogs are designed to educate our customers about our products and drive customers into the stores and promote website and catalog sales. We also utilize Soma catalog inserts in selected Chico’s mailings, where applicable, as efficient customer prospecting tools.

In addition to our stores, we offer two additional ways for our customers to shop with us. Each of our brands has its own dedicated website, www.chicos.com, www.whbm.com and www.soma.com, providing customers the ability to order merchandise online. Some items are only available online, such as extended size offerings and some clearance items. We also sell merchandise for each of our brands through our call centers.

Sales through the three websites, together with sales from our call centers’ toll free telephone numbers, amounted to $137.4 million in 2010 compared to $98.3 million in 2009, and are included in each respective brand’s total sales.

During fiscal 2010, we believe our DTC sales growth of approximately 40% was a result of our strategy to invest in this previously underserved revenue channel. For fiscal 2011, we expect to continue to focus on this channel in order to increase our DTC sales penetration and look for further expansion.

Advertising and Promotion

Our marketing program currently consists of the following integrated components:

•	Loyalty programs: the Passport Club and The Black Book (see page 4);

•	Direct marketing activities: direct mail, e-mail, and localized calling campaigns;

•	E-marketing efforts: paid search, banner marketing, affiliates and search engine optimization;

•	National print and broadcast advertising;

•	Social media; and

•	Public relations and community outreach programs

During fiscal 2010, we continued to actively market our brands through each of these components. We believe that these marketing campaigns helped acquire new customers, reactivated lapsed customers and were a key factor in our financial performance in fiscal 2010.

Our direct marketing efforts have been successful in driving traffic into our stores and to the DTC channel. During 2010, we continued our extensive prospecting efforts across all three brands to identify and motivate new customers to shop with us. In addition, we focused the circulation of our marketing materials on the more profitable or potentially profitable customers, which dramatically improved incremental sales and profitability. Also, we successfully tested a number of new sources for prospects, and as a result, were able to activate a large number of new customers at a positive return on the investment of our marketing dollars. Lastly, we successfully implemented a personalized “Lapsed Buyer” program that resulted in a considerable number of lapsed customers shopping with us again.

Also in fiscal 2010, we expanded our e-marketing efforts for all brands. We made significant investments in paid search with well-known internet search sites and appeared on banner ads on various highly trafficked websites. Moreover, we tested mobile marketing in a limited number of markets as we attempt to leverage technology to optimize communications with our customers. We also use social media websites such as Facebook and Twitter to connect with our customers. Social media marketing is another strategy by which we can actively engage with customers to provide them targeted brand messages or news concerning our brands.

Lastly, we place great value on our outreach programs. These outreach programs include editors’ events, VIP parties, fashion shows and wardrobing parties. As part of these outreach programs, we encourage our managers and sales associates to become involved in community projects. We believe that these programs, in addition to helping build and support community and charitable activities, are also effective marketing vehicles in providing introductions to new customers.

Information Technology

We are committed to having information systems that enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls. This effort includes testing of new products and applications to assure that we are able to take advantage of technological developments.

We have worked with SAP, a third party vendor, to implement an enterprise resource planning system (“ERP”) to manage all selling channels. This fully integrated system is expected to support and coordinate most aspects of product development, merchandising, finance and accounting and to be fully scalable to accommodate rapid growth.

In fiscal 2007, we completed the first major phase of our multi-year, planned implementation of the new ERP system by converting Soma to the new merchandising system as well as rolling out the new financial systems at the same time. The second major phase was completed in early 2010 and we are currently utilizing this system in all of our brands. The third major phase includes ongoing enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions.

In fiscal 2009, we purchased JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications and curtailed previously planned implementations of related SAP applications and revised our roll out plan accordingly. We completed the implementation of the allocation functionality during fiscal 2009, installed enterprise planning in 2010, and currently are working on implementing additional JDA planning applications over the next 12-18 months. Additionally, we are developing a product lifecycle management solution supporting the design and development process.

Merchandise Distribution

Distribution for all brands is handled by our distribution center (“DC”) in Winder, Georgia. New merchandise is generally received daily at the DC. Merchandise from United States based suppliers arrives in Georgia by truck, rail, or air, as the circumstances require. A majority of the merchandise from foreign suppliers arrives in this country at various points of entry by air or sea and is transported via truck or rail to the DC; however, we have recently increased our transports by sea to better manage shipping costs. After arrival, merchandise is sorted and packaged for shipment to individual stores or for transfer to our DTC fulfillment center. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.

During fiscal 2009, we purchased an additional 39 acres of property, including a 300,000 square foot building close to our existing DC, for $10.4 million. This facility primarily ships orders directly to our DTC customers. We believe that as a result of this acquisition together with additional infrastructure enhancements, our DC can now support over $3 billion in aggregate sales.

Product Development/Sourcing

Chico’s, WH|BM, and Soma private branded merchandise is developed through the coordinated efforts of their respective merchandising, creative and production teams working with their independent suppliers. Style, pattern, color and fabric for individual items of our private branded clothing are developed based upon perceived current and future fashion trends that will appeal to each brand’s target customer, anticipated future sales and historical sales data.

All of our brands purchase a significant percentage of their clothing and accessories from companies that manufacture merchandise in foreign countries. We may take ownership in the foreign country or at our DC depending on the specific terms of the sale. We conduct business with all of our foreign suppliers and importers in United States currency. Approximately 18% of total purchases in fiscal 2010 were made from one supplier, compared to 13% in fiscal 2009.

During fiscal 2009, we entered into a non-exclusive relationship with a sourcing service company. Acting as an agent for all three brands, this third party provides us with a number of different merchandise sourcing services. Aside from identifying key suppliers of apparel and other consumer goods, they are also involved with product development, quality assurance, negotiation of prices, and product flow tracking within the supply chain. During fiscal 2010, this relationship continued to grow, specifically as it related to the sourcing of made-for-outlet merchandise and we expect to expand this arrangement into other categories during fiscal 2011.

In late fiscal 2009, in order to leverage the purchasing power and talent of the Chico’s and WH|BM brands, we consolidated our sourcing activities previously residing within these brands into one service group to support the Chico’s and WH|BM brands. The purpose of this consolidation was that this single group working in concert with our key supply chain partners, would deliver higher quality, lower price piece goods and finished merchandise costs while providing the opportunity to lessen freight costs through consolidation and perform more of the quality assurance function at the point of manufacture. In addition to these benefits, we believe that the decision to centralize our sourcing operations has helped us mitigate the impact of higher sourcing costs during fiscal 2010.

Because of our initiatives to lower sourcing and merchandise costs, we regularly evaluate where best to have our goods manufactured and may continue to pursue new supplier relationships throughout the world. During fiscal 2010, in response to decreased capacity and cost of labor increases in China, we began transitioning to suppliers located in other countries. In fact, for fiscal 2010, China sources accounted for approximately 63% of our merchandise cost compared to approximately 66% in the prior fiscal year. During fiscal 2011, we anticipate this trend to continue as we shift more production to other Southeast Asian countries and we have set a goal that by the end of fiscal 2012, sourcing from China will have decreased to approximately 40% of our merchandise cost.

Competition

The women’s retail apparel business is highly competitive and includes department stores, specialty stores, local or regional boutique stores, catalog companies, and online retailers. We believe that our distinctively designed merchandise offerings and emphasis on customer service distinguish us from other retailers. Nevertheless, certain of these competitors may have greater name recognition as well as greater financial, marketing and other resources compared to us.

Trademarks and Service Marks

We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).

Marks registered in the United States include, but are not limited to: CHICO’S, NO TUMMY, PASSPORT, ZENERGY, WHITE HOUSE|BLACK MARKET, and SOMA INTIMATES. We have registered or are seeking to register a number of these Marks in certain foreign countries as well.

In the opinion of management, our rights in the Marks are important to our business. Accordingly, we intend to maintain our Marks and the related registrations and applications. We are not aware of any claims of infringement or other challenges to our rights to use any registered Marks in the United States or any other jurisdiction in which the Marks have been registered.

Available Information

Our investor relations website is located at www.chicosfas.com. Through this website, we make available free of charge our Securities and Exchange Commission (“SEC”) filings including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. This website also includes recent press releases, corporate governance information, beneficial ownership reports, institutional presentations, quarterly and institutional conference calls and other quarterly financial data such as historical store square footage.

Our Code of Ethics, which is applicable to all of our associates, including the principal executive officer, the principal financial officer and the Board of Directors, is posted on our investor relations website. We intend to post amendments to or waivers from our Code of Ethics on this website. Copies of the charters of each of the Audit Committee, Compensation and Benefits Committee, Corporate Governance and Nominating Committee and Executive Committee as well as the Corporate Governance Guidelines, Code of Ethics, Terms of Commitment to Ethical Sourcing, and Stock Ownership Guidelines are available on this website or in print upon written request by any shareholder.

Employees

As of January 29, 2011, we employed approximately 18,900 people, approximately 25% of whom were full-time associates and approximately 75% of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, approximately 90% of our associates worked in our front-line and outlet stores. We have no collective bargaining agreements covering any of our associates, have never experienced any material labor disruption and are unaware of any efforts or plans to organize our associates. We currently contribute a significant portion of the cost of medical, dental and vision coverage for eligible associates and also maintain a 401(k) accompanied by an employer matching contribution, stock incentive and stock purchase plans. All associates are also eligible to receive substantial discounts on our merchandise. We consider relations with our associates to be good.

Executive Officers of the Registrant

Set forth below is certain information regarding our executive officers:

David F. Dyer, 61, is our President and Chief Executive Officer and joined us in January 2009. He is also a member of our Board of Directors having joined the Board in March 2007.

Donna M. Colaco, 52, is our Brand President — White House | Black Market and joined us in August 2007.

Cynthia S. Murray, 53, is our Brand President — Chico’s and joined us in February 2009.

Laurie Van Brunt, 53, is our Brand President — Soma Intimates and joined us in May 2010.

Lee Eisenberg, 64, is our Executive Vice President — Chief Creative Officer and joined us in February 2009.

Gary A. King, 53, is our Executive Vice President — Chief Information Officer and joined us in October 2004.

Kent A. Kleeberger, 58, is our Executive Vice President — Chief Operating Officer and Chief Financial Officer and joined us in November 2007.

Mori C. MacKenzie, 60, is our Executive Vice President — Chief Stores Officer and joined us in October 1995.

A. Alexander Rhodes, 52, is our Executive Vice President — General Counsel, Chief Compliance Officer and Secretary and joined us in January 2003.

Sara K. Stensrud, 43, is our Executive Vice President — Chief Human Resources Officer and joined us in July 2010.

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

There can be no assurance that we have correctly identified, assessed and appropriately addressed all risks affecting our business operations or that the publicly available and other information with respect to these matters is complete and correct. Thus, these and other risks may occur adversely impacting our business.

There can also be no assurance that the actual future results, performance, benefits, or achievements that we expect from our strategies, systems, initiatives, or products will occur.

Our results of operations depend on the effective management of our growth strategies.

Our growth strategies are dependent upon a number of factors, including: testing of new products, locating suitable store sites, negotiating favorable lease terms, having the infrastructure to address the increased number of stores and the increased demands of a DTC business, sourcing sufficient levels of inventory, hiring and training qualified management level and other associates, generating sufficient operating cash flows to fund expansion plans, and integrating new stores and a larger DTC business into existing operations. The inability to properly manage our growth strategies could place increased demands on operational, managerial and administrative resources and may result in us operating the business less effectively, which in turn could cause deterioration in the financial performance of individual stores and/or our DTC business as well as our overall operating performance.

Effective management of the performance of our stores is a key factor in the success of our business.

We cannot be assured that any new store that opens will have similar operating results to those of prior stores. New stores may take up to two or three years to reach planned operating levels due to inefficiencies typically associated with new stores, including demands on operational, managerial and administrative resources. The failure of existing or new stores to perform as predicted could negatively impact our net sales and results of operations and may result in impairment of long-lived assets at our stores.

Our ability to develop new concepts and brand extensions is a significant component of our long-term business strategy.

Our longer term business strategy involves the strategic acquisition or organic development and growth of new concepts and brand extensions. Each of these may require significant capital expenditures and management attention. Additionally, any new concept is subject to certain risks including customer acceptance, competition, product differentiation, challenges to economies of scale in merchandise sourcing, and the ability to attract and retain qualified personnel.

For example, we continue to expand our Soma target customer audience and continue to invest in development of the brand through marketing, new product launches and the opening of new Soma stores in order to create and maintain brand awareness and create economies of scale, which are integral factors in the success of the brand.

If we cannot successfully execute our growth strategies, our financial condition and results of operations may be adversely impacted.

Our results of operations are sensitive to, and may be adversely affected by, general economic conditions and overall consumer confidence.

Certain economic conditions affect the level of consumer spending on the merchandise that we offer, including, among others, unemployment levels, availability of consumer credit, inflation, interest rates, recessionary pressures, gas and other energy costs, taxation, and consumer confidence in future economic conditions. Disruptions in the overall economy and financial markets tend to reduce consumer confidence in the economy and negatively affect consumers’ spending patterns, which could be harmful to our financial position and results of operations, and may lead us to decelerate the number and timing of new store openings, relocations, or expansions. Furthermore, declines in consumer spending patterns due to economic downturns may have a more negative effect on apparel retailers than other retailers, particularly in our competitive space, and can negatively affect net sales and profitability.

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

Our gross margin and profitability may be impacted by the sales mix between our brands or within product categories.

Gross margins are impacted by the sales mix from both merchandise sales mix within a particular brand and relative sales volumes of the different brands. Certain categories of apparel, accessories and lingerie tend to generate somewhat higher margins than others within each brand. Thus, a shift in sales mix within a brand can create a significant impact on our overall gross margins and consolidated earnings.

Our business may be adversely affected by pricing pressures including fluctuations in energy and/or commodity costs.

Fluctuations in the price, availability and quality of fabrics and other raw materials used to manufacture our products, as well as the price for labor and transportation have contributed to, and may continue to contribute to, ongoing pricing pressures throughout our supply chain. The price and availability of such inputs to the manufacturing process may fluctuate significantly, depending on several factors, including commodity costs, such as higher cotton prices, energy costs, such as fuel, inflationary pressures from emerging markets, increased labor costs, weather conditions and currency fluctuations. Any or all of these impacts could have a material adverse impact on our business, financial condition and results of operations. In addition, the increase in energy and commodity costs could adversely affect consumer spending and demand for our products.

Our DTC operations include risks that could have a material adverse effect on our financial condition or results of operations.

Our DTC operations are subject to numerous risks, including unanticipated operating problems, reliance on third party computer hardware and software providers, system failures, natural disasters, call center disruptions, and the need to invest in additional infrastructure. The DTC operations also involve other risks including increased postage or printing costs, rapid technological change, liability for online content, credit card fraud, risks related to the possible failure of the systems that operate the website and its related support systems, including computer viruses, telecommunication failures and electronic break-ins and similar disruptions. Given our business strategy to target sustained growth and increased sales penetration in the DTC area, the risks associated with DTC operations are likely to be of greater significance in fiscal 2011 and future years than in prior years.

We significantly rely on our ability to implement and maintain our information technology systems.

We rely on various information technology systems to manage our operations and regularly make investments to upgrade, enhance or replace such systems. Any delays or difficulties in transitioning or in integrating new systems with our current systems, or any other disruptions affecting our information technology systems could have a material adverse impact on the business. We also use information technology systems for individually identifiable data, which is regulated at the international, federal and state levels. Privacy and information security laws and regulation changes, and compliance with them, may result in cost increases due to system changes and the development of new administrative processes. If we or our associates fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of non-compliance.

We also expect to continue making modifications and upgrades to our information technology systems to support our business strategies and provide business continuity. Modifications include replacing legacy systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. There are inherent risks associated with replacing these systems, including accurately capturing data and system disruptions and we believe we are taking appropriate action to mitigate these risks through testing, training and staging implementation. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

We rely on one location to distribute goods to our stores and fulfill DTC orders.

The distribution functions for all of our stores and for our DTC sales are handled from our DC in Winder, Georgia. Any significant interruption in the operation of the facilities at the DC due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill DTC orders, which could cause sales to decline. We regularly review our options to mitigate these risks including contingency plans and back-up relationships with outside providers of distribution services.

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

Our business is comprised of two distinct selling seasons: spring and fall. During the peaks of these seasons, higher inventory levels, increased marketing costs, availability of temporary personnel, and other factors may impact our results. Lower than expected sales or profit margins during these periods could materially affect our financial condition or results of operations.

Our inability to remain current with fashion trends and introduce new products successfully could negatively impact our financial results.

Our success is principally dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that is on-trend and satisfies customer demand in a timely manner. Misjudgments or unanticipated fashion changes could have a material adverse impact on our business, results of operations and financial condition. The failure to anticipate, identify or react appropriately and in a timely manner to changes in fashion trends or demands, could lead to lower sales, excess inventories and more frequent markdowns or inventory write-downs, which could have a material adverse impact on our financial results.

Our inability to maintain proper inventory levels could have a negative effect on our results of operations.

We maintain inventory levels in our stores and distribution center that we anticipate will be in line with projected demand. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. These events could significantly harm our operating results and impair the image of one or more of our brands. Conversely, if we underestimate consumer demand for our merchandise, particularly higher volume styles, or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in missed sales, negatively impact customer relationships, diminish brand loyalty and result in lost revenues, any of which could harm our business.

Our suppliers may not be able to provide goods in a timely manner and meet quality standards.

A key supplier may become unable to address our merchandising needs due to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, or timeliness of delivery. If we were unexpectedly required to change suppliers or if a key supplier was unable to supply acceptable merchandise in sufficient quantities on acceptable terms, we could experience a significant disruption in the supply of merchandise. We could also experience operational difficulties with our suppliers, such as reductions in the availability of production capacity, supply chain disruptions, errors in complying with merchandise specifications, insufficient quality control, shortages of fabrics or other raw materials, failures to meet production deadlines or increases in manufacturing costs.

Furthermore, many of our suppliers rely on working capital financing to finance their operations. Although the credit market has improved since 2008, lenders have still maintained tightened credit standards and terms. To the extent any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, we may experience delays in obtaining merchandise, the suppliers increasing their prices or the suppliers modifying payment terms in a manner that is unfavorable to us.

A significant portion of our merchandise is received from one supplier.

We have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and our continued good relations with them. However, approximately 18% of total purchases in fiscal 2010 and 13% of total purchases in 2009 were made from one supplier. We cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise. A significant disruption in the supply of merchandise from this, or any other key supplier, could have a material adverse impact on our operations.

Competition could negatively impact our results.

We compete with national, international and local department stores, specialty and discount store chains, independent retail stores, and catalog and online businesses that market and sell similar lines of merchandise. Many competitors are significantly larger and have greater financial, marketing and other resources and enjoy greater national, regional and local name recognition. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. The recent recessionary conditions have resulted in more significant competition as our competitors have lowered prices and engaged in more promotional activity.

We rely significantly on foreign sources of production.

The majority of our clothing and accessories is produced outside the United States, the percentage has been growing, and this trend may continue. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: (i) geo-political instability; (ii) imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in which we do business; (iii) imposition of new or increased duties, taxes, and other charges on imports; (iv) foreign exchange rate challenges and pressures presented by implementation of U.S. monetary policy; (v) local business practice and political issues, including issues relating to compliance with our Terms of Commitment to Ethical Sourcing and domestic or international labor standards; (vi) transportation disruptions; (vii) natural disasters; (viii) delays in the delivery of cargo due to port security considerations; and (ix) seizure or detention of goods by U.S. Customs authorities. In particular, we continue to source a substantial portion of our merchandise from China. A change in the Chinese currency, other policies affecting labor laws or the costs of goods in China could negatively impact our merchandise costs. Additionally, due to recent inflationary pressures we have needed to reserve fabric with our suppliers further in advance of our normal production process. This results in additional risks, including forecasting of anticipated demand over a longer period, which could adversely impact our results of operations.

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

Our business could be negatively impacted if a supplier fails to implement acceptable labor practices.

Although we have adopted our Terms of Commitment to Ethical Sourcing and use the services of third party audit firms to be diligent in our monitoring of compliance with these terms, we do not have absolute control over the ultimate actions or labor practices of our independent suppliers. Furthermore, we are attempting to lower our reliance on suppliers located in China. As a result, we may do business with suppliers that are not as familiar with our supplier guidelines which may result in temporary noncompliance.

The violation of labor or other laws by any of our key independent suppliers or the divergence of an independent supplier’s labor practices from those generally accepted by us as ethical could interrupt or otherwise disrupt the shipment of finished merchandise or damage our reputation.

Failure to comply with applicable laws and regulations could adversely impact our business.

Our policies and procedures are designed to comply with all applicable laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the New York Stock Exchange (“NYSE”). Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, financial condition or results of operations.

We may be subject to adverse outcomes of litigation matters.

We are involved from time to time in litigation and other claims against our business. These matters arise primarily in the ordinary course of business but could raise complex, factual and legal issues, which are subject to multiple risks and uncertainties and could require significant management time. We believe that our current litigation matters will not have a material adverse effect on the results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us, not presently known to us, or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation and additional litigation that is not currently pending could have a more significant impact on our business and operations.

We may be unable to retain or recruit key personnel.

Our success and ability to properly manage our growth depends to a significant extent both upon the performance of our current executive and senior management team and our ability to attract, hire, motivate, and retain additional qualified personnel in the future. If we cannot recruit and retain such additional personnel or we lose the services of any of our executive officers without appropriate succession planning, it could have a material adverse impact on our business, financial condition and results of operations.

In addition, our success also depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store associates and talented merchants. If we are unable to identify, hire, develop, retain and motivate associates sufficiently in order to maintain our current business and support our growth strategies, our business could be adversely impacted.

War, terrorism or other catastrophes may negatively impact our results.

In the event of war, acts of terrorism or the threat of terrorist attacks, customer traffic in shopping centers and consumer spending could significantly decrease. In addition, local authorities or shopping center management could close in response to any immediate security concern or weather catastrophe such as hurricanes, earthquakes, or tornadoes. Similarly, war, acts of terrorism, threats of terrorist attacks, or a weather catastrophe could severely and adversely affect our National Store Support Center (“NSSC”) campus or distribution center which, in turn, could have a material adverse impact on our business.

Impairment charges could have a material impact on our results of operations and financial condition.

Periodically, we review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also test our goodwill and intangible assets for impairment at least annually or more frequently if impairment indicators arise. Significant negative industry or economic trends, disruptions to our business and unexpected significant changes or planned changes in use of the assets may result in impairments to goodwill and other long-lived assets. Future impairment charges could significantly affect our results of operations in the periods recognized.

Our failure to protect our brands’ reputation and/or intellectual property could have an adverse effect on our brand images.

Our ability to protect our brands’ reputation is an integral part of our general success strategy and is critical to the overall value of the brands. Maintaining and positioning these brands is an ongoing investment for us and our continued investment in customer research and promotional venues will be essential. Additionally, if we fail to maintain high standards for merchandise quality and integrity, such failures could jeopardize the brands’ reputation and have a negative effect on our business. Damage to our reputation as a whole could also cause a loss of consumer and investor confidence and could have a material effect on our business.

In addition, our trademarks, copyrights, and other intellectual and proprietary rights are important to our success. Even though we take action to protect all of our intellectual property and other proprietary rights, others may attempt to imitate our products or obtain or infringe upon our intellectual property rights. Other parties may also claim that some of our products infringe on their trademarks, copyrights, or other intellectual property rights. To the extent such claims are successful, sales could decline and our business and results of operations could be adversely affected.

Our stock price may be volatile.

The market price of our common stock has fluctuated substantially in the past and may continue to do so in the future. Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in operating results or comparable store net sales, or changes in earnings estimates by analysts, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Stores

As a matter of policy, all of our stores are currently leased. As of January 29, 2011, our 1,151 stores were located in 48 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico, as follows:

Alabama	17	Louisiana	17	Ohio	31
Arizona	27	Maine	1	Oklahoma	9
Arkansas	8	Maryland	33	Oregon	17
California	138	Massachusetts	32	Pennsylvania	48
Colorado	23	Michigan	27	Rhode Island	6
Connecticut	20	Minnesota	20	South Carolina	20
Delaware	7	Mississippi	4	South Dakota	1
District of Columbia	2	Missouri	22	Tennessee	23
Florida	109	Montana	2	Texas	106
Georgia	40	Nebraska	6	Utah	9
Hawaii	6	Nevada	16	Vermont	1
Idaho	2	New Hampshire	3	Virginia	30
Illinois	47	New Jersey	49	Washington	23
Indiana	18	New Mexico	9	West Virginia	2
Iowa	6	New York	41	Wisconsin	13
Kansas	9	North Carolina	33	U.S. Virgin Islands	1
Kentucky	13	North Dakota	1	Puerto Rico	3

NSSC and Distribution Center

Our NSSC is located on approximately 58 acres in Fort Myers, Florida and consists of approximately 364,000 square feet of office space. In fiscal 2009, we completed the purchase of 39 acres of property in close proximity to our existing DC in Winder, Georgia including an approximately 300,000 square foot building for approximately $10.4 million. This acquisition, combined with our existing 233,000 square foot retail distribution center and 50,000 square foot call and data center, results in a total of 583,000 square feet on a combined 110 acres in Winder, Georgia for our distribution and fulfillment operations.

ITEM 3.	LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in February 2011 in the Superior Court of the State of California for the County of Orange, Lorraine V. Garcia v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, requested or required customers to provide personal information as a condition of accepting payment by credit card. The Company denies the material allegations of the Complaint and will file its response by the required deadline. The Company believes that the case is wholly without merit and, thus, does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations.

The Company was named as a defendant in a putative class action filed in March 2011 in the Superior Court of the State of California for the County of Los Angeles, Eileen Schlim v. Chico’s FAS, Inc. The Complaint attempts to allege numerous violations of California law related to wages, meal periods, rest periods, and vacation pay, among other things. The Company denies the material allegations of the Complaint and will file its response by the required deadline. The Company believes that its policies and procedures for paying its associates comply with all applicable California laws. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s financial condition or results of operations.

Other than as noted above, we are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our financial condition or results of operations.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NYSE under the symbol “CHS”. On March 14, 2011, the last reported sale price of the Common Stock on the NYSE was $13.51 per share. The number of holders of record of common stock on March 14, 2011 was 1,848.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the NYSE:

For the Fiscal Year Ended January 29, 2011	High	Low

Fourth Quarter (October 31, 2010 - January 29, 2011)	$12.91	$9.60
Third Quarter (August 1, 2010 - October 30, 2010)	11.50	8.22
Second Quarter (May 2, 2010 - July 31, 2010)	15.62	8.91
First Quarter (January 31, 2010 - May 1, 2010)	16.57	12.78

For the Fiscal Year Ended January 30, 2010	High	Low

Fourth Quarter (November 1, 2009 - January 30, 2010)	$15.43	$11.95
Third Quarter (August 2, 2009 - October 31, 2009)	14.14	11.03
Second Quarter (May 3, 2009 - August 1, 2009)	11.69	7.17
First Quarter (February 1, 2009 - May 2, 2009)	8.05	3.40

In fiscal 2010, we declared four cash dividends of $0.04 per share resulting in an annual dividend of $0.16 per share. There were no cash dividends declared in fiscal 2009.

On February 23, 2011, we announced that the Board of Directors approved an increase in the quarterly dividend to $0.05 per common share (previously $0.04) and will be payable on March 28, 2011 to Chico’s FAS shareholders of record at the close of business on March 14, 2011.

In fiscal 2010, we repurchased 70,642 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 45,859 were repurchased in the fourth quarter as set forth in the following chart:

				Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
			Part of	Under the
	Total Number	Average	Publicly	Publicly
	of Shares	Price Paid	Announced	Announced
Period	Purchased	per Share	Plans	Plans

October 31, 2010 - November 27, 2010	38,130	$12.05	—	$181,661,748
November 28, 2010 - January 1, 2011	7,729	$12.31	—	181,661,748
January 2, 2011 - January 29, 2011	—	—	—	181,661,748

Total	45,859	$12.09	—	$181,661,748

Five Year Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on January 28, 2006 and the reinvestment of dividends.

	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11
Chico’s FAS, Inc.	$100	$52	$25	$9	$30	$27
S&P 500 Index	$100	$115	$113	$68	$91	$111
S&P 500 Apparel Retail Index	$100	$119	$115	$58	$114	$150

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Year
	2010	2009	2008	2007	2006

Summary of operations:
Net sales	$1,904,954	$1,713,150	$1,582,405	$1,714,326	$1,640,927
Gross margin	$1,068,575	$959,741	$819,492	$969,061	$967,185
Gross margin as a percent of net sales	56.1%	56.0%	51.8%	56.5%	58.9%
Income (loss) from operations	$177,082	$108,153	$(39,594)	$121,458	$263,700
Income (loss) from operations as a percent of net sales	9.3%	6.3%	(2.5)%	7.1%	16.1%
Net income (loss)	$115,394	$69,646	$(19,137)	$88,875	$166,636
Net income (loss) as a percent of net sales	6.1%	4.1%	(1.2)%	5.2%	10.2%
Per share results:
Basic	$0.65	$0.39	$(0.11)	$0.51	$0.94

Diluted	$0.64	$0.39	$(0.11)	$0.50	$0.93

Weighted average shares outstanding-basic	176,778	177,499	176,606	176,082	177,627

Weighted average shares outstanding-diluted	178,034	178,858	176,606	176,735	178,679

Cash dividends per share	$0.16	—	—	—	—

Balance sheet data (at year end):
Cash and marketable securities	$548,714	$423,543	$268,702	$274,270	$275,539
Total assets	1,416,021	1,318,803	1,226,183	1,250,126	1,060,627
Working capital	535,488	405,274	322,728	305,540	334,513
Stockholders’ equity	1,064,907	981,918	902,196	912,516	803,931
Other selected operating data:
Percentage increase (decrease) in comparable store net sales	6.3%	6.1%	(15.1)%	(8.1)%	2.1%
Percentage increase (decrease) in comparable sales including DTC	8.3%	7.6%	(14.5)%	(6.5)%	3.1%
Capital expenditures	$73,045	$67,920	$104,615	$202,223	$218,311
Total depreciation and amortization	$94,113	$96,372	$97,572	$91,979	$69,404
Total inventory per selling square foot	$57	$53	$51	$60	$57
Total stores at period end	1,151	1,080	1,076	1,038	920
Total selling square feet	2,785	2,619	2,596	2,405	1,954
Average net sales per selling square foot at stores: *
Chico’s	$634	$606	$598	$792	$961
WH|BM	739	682	656	804	1,040
Total number of associates (rounded)	18,900	16,200	14,500	14,300	12,500

*	Average net sales per selling square foot at our stores are based on net sales of stores that have been operated by us for the full year. For fiscal 2006, average net sales per selling square foot at our stores have been adjusted to exclude the effect of the fifty-third week.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

Executive Overview

We are a national specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market, and Soma Intimates brand names. We earn revenues and generate cash through the sale of merchandise in our retail stores, on our various websites and through our call centers, which take orders for all brands.

Results of 2010 Initiatives

Fiscal 2010’s results are a reflection of our continued progress in executing the goals that we have established as being vital to the performance of our company. These goals were and continue to be:

•	Improving the performance of the Chico’s brand

•	Investing in the growth potential of the WH|BM and Soma brands

•	Accelerating the investment in and growth of the direct-to-consumer (“DTC”) channel

•	Controlling expenses and rationalizing the expense structure

•	Improving inventory control

Chico’s — The performance of the Chico’s brand during fiscal 2010 was a clear indication that we have made significant progress in our turnaround efforts. Chico’s had its best comparable store sales performance since fiscal 2005. We believe this is attributable to our ability to provide customers with fresh and trend-right merchandise offerings supported by novel and timely marketing campaigns as well as personalized customer service. In fiscal 2010, the Chico’s brand also focused on increasing the penetration of its made-for-outlet product which resulted in improved profitability for our stores in the outlet channel.

WH|BM — The WH|BM brand had another successful year in fiscal 2010 with total sales reaching $590 million, an increase of 14.3% over last year. WH|BM added touches of bright and vibrant color accents to its fashion selection at various times, which proved to be a big hit with our customer and a significant driver behind the brand’s improved results over fiscal 2009.

Soma — We continue to believe in the growth potential of the Soma brand and are encouraged by its progress in fiscal 2010. During 2010, Soma introduced its first television advertising campaign since 2007, which served to attract new customers and reactivate lapsed customers.

Direct-to-consumer — In fiscal 2010, net sales for the DTC channel increased 39.7% to $137.4 million. This 39.7% increase in fiscal 2010 follows a similar 39.3% increase in 2009.

Expense Structure — Selling, general and administrative (“SG&A”) expenses during fiscal 2010 increased over fiscal 2009 mostly as a result of costs associated with operating 71 net, new stores opened since the end of fiscal 2009 and planned increases in marketing expenses. However, as a percentage of net sales, SG&A for fiscal 2010 decreased by over 200 basis points compared to fiscal 2009.

Inventory Management — Effective inventory management is essential in enabling us to offer our customers an appropriate selection of current merchandise. During fiscal 2010, we believe that we improved our in-stock levels and inventory turnover in an effort to limit the markdowns needed to clear merchandise. Furthermore, we believe our inventory balance at year end is in line with our current sales trend.

Financial Highlights for Fiscal 2010

•	Net sales increased 11.2% to $1.905 billion, the highest in our history, compared to $1.713 billion in 2009, and consolidated comparable store sales increased 6.3% following a 6.1% increase last year. Including DTC sales, consolidated comparable sales increased 8.3% in 2010 on top of a 7.6% increase last year.

•	Income from operations, as a percentage of net sales, was 9.3% compared to 6.3% in 2009, or an increase of 300 basis points over last year.

•	Net income was $115.4 million compared to $69.6 million in 2009, and earnings per diluted share increased 64% to $0.64 compared to $0.39 last year. Net income for 2010 and 2009 included $1.9 million and $15.0 million of pre-tax non-cash impairment charges, respectively.

•	Cash and marketable securities ended the year at $548.7 million, an increase of 29.6% over last year, after considering that we paid $28.5 million of dividends and repurchased and retired $18.3 million of our common stock through our share repurchase program announced in August 2010.

•	Cash flows from operations for 2010 were $239.6 million compared with $215.4 million in 2009, an increase of 11.2%.

Key Performance Indicators

In order to monitor our success, we review certain key performance indicators, including:

•	Comparable sales growth — In 2010, our comparable store sales (sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market) improved across all three brands. Beginning in fiscal 2011, we will report comparable sales inclusive of DTC. We are channel-agnostic when it comes to sales and it has become increasingly apparent that store sales and DTC sales are intertwined. Since we have moved to a pooled inventory effort to support stores and DTC accompanied by cross-channel marketing initiatives, it is difficult to discern a portion of our sales that should be credited to the appropriate channel. We believe that our ability to deliver consistent increases in comparable sales will be a key factor in determining our future levels of success.

•	Positive operating cash flow and capital expenditures — Historically, a key strength of the business has been the ability to consistently generate cash flow from operations. We believe the consistent generation of cash flows sufficient to fund operations and capital expenditures is and will be a key performance indicator for us.

•	Store productivity — We consistently monitor various key performance indicators of store productivity including sales per square foot, store operating contribution margin and store cash flow in order to assess our performance.

•	Inventory management — We actively manage our inventories based on seasonal trends, store productivity results and anticipated sales volumes, which may lead to increased or decreased inventory levels. We believe that constant monitoring of our inventories on a per square foot basis assists us in planning future sales, determining markdowns and assessing our customer’s response to the merchandise.

Future Outlook

For fiscal 2011, we are currently forecasting a low-to-mid single digit increase in comparable sales inclusive of DTC with slight improvement expected in our gross margin rate as a percentage of net sales. Although we expect our SG&A expenses as a percentage of net sales to decrease reflecting leverage based on the forecasted comparable sales increase, we anticipate approximately $8.0 million of incremental marketing costs over last year as well as the costs associated with opening 100 to 110 net, new stores.

Capital expenditures for fiscal 2011 are expected to range between $110 million to $120 million, which contemplates the opening of approximately 100 to 110 net new stores as well as continued enhancements of our information technology systems and other infrastructure costs including DTC automation projects.

Results of Operations

Net Sales

The following table depicts net sales by Chico’s/Soma and WH|BM in dollars and as a percentage of total net sales for fiscal 2010 (“current period”), fiscal 2009 (“prior period”), and fiscal 2008 (dollar amounts in thousands):

Net sales:	Fiscal 2010%		Fiscal 2009%		Fiscal 2008%

Chico’s/Soma	$1,314,649	69.0%	$1,196,729	69.9%	$1,127,988	71.3%
WH|BM	590,305	31.0	516,421	30.1	454,417	28.7

Total net sales	$1,904,954	100.0%	$1,713,150	100.0%	$1,582,405	100.0%

Net sales by Chico’s/Soma and WH|BM increased from the prior period primarily due to positive comparable sales (including DTC sales) for all three brands as well as new store openings. A summary of the factors impacting year-over-year sales increases is provided in the table below (dollar amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Comparable store sales increases (decreases)	$100,504	$89,698	$(242,407)
Comparable store sales %	6.3%	6.1%	(15.1)%
Comparable sales % (including DTC)	8.3%	7.6%	(14.5)%
Net non-comp store sales increase	$52,260	$13,311	$112,103
Direct-to-consumer sales increases (decreases)	$39,040	$27,736	$(1,502)

Consolidated comparable sales increased in fiscal 2010 and were driven by an approximate 7% increase in transactions at Chico’s front-line stores, which was partially offset by a slight decrease in units per transaction. In addition, WH|BM stores experienced an increase in both transactions and units per transaction in fiscal 2010. The increase in consolidated comparable sales is also attributable to a 39.7% increase in net DTC sales in fiscal 2010 over fiscal 2009 due to enhanced website functionality, increased DTC promotions and expanded online product offerings, including clearance items. Comparable store sales excluding DTC sales for the Chico’s/Soma brands’ increased by 5.4% while the WH|BM brand’s comparable store sales increased by 8.4% over last year.

The consolidated comparable store sales increase of 6.1% in fiscal 2009 was driven primarily by an approximate 8% increase in the Chico’s average unit retail price, which was partially offset by a slight decrease in units per transaction at Chico’s front-line stores. Comparable store sales results also benefited from an increase in both the average unit retail price as well as total transactions at the WH|BM brand compared to the like period in fiscal 2008. The Chico’s/Soma brands’ comparable store sales increased by approximately 4% and the WH|BM brand’s comparable store sales increased by approximately 11% compared to the like period in fiscal 2008. Net sales by the DTC for fiscal 2009 increased by $27.7 million, or 39.3%, compared to fiscal 2008 due to enhanced functionality on our websites and improved online assortments. Consolidated comparable sales, which include DTC sales, increased in fiscal 2009 by 7.6% over fiscal 2008.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of net sales for fiscal 2010, 2009 and 2008 (dollar amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Cost of goods sold	$836,379	$753,409	$762,913
Gross margin	$1,068,575	$959,741	$819,492
Gross margin percentage	56.1%	56.0%	51.8%

As a percentage of net sales, gross margin increased by only 10 basis points in fiscal 2010 compared to fiscal 2009. This increase was mainly attributable to improved merchandise margins at outlet stores due to increased penetration of made-for-outlet product but offset, for the most part, by a slight decrease in merchandise margins at Chico’s front-line stores. This decrease in merchandise margins was primarily driven by increases in markdowns for fiscal 2010, partially offset by slightly higher initial markups for the Chico’s brand.

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

Store and Direct Operating Expenses

The following table depicts store and direct operating expenses in dollars and as a percentage of total net sales for fiscal 2010, 2009 and 2008 (dollar amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Store and direct operating expenses	$673,142	$647,040	$645,352
Percentage of total net sales	35.3%	37.8%	40.8%

Store and direct operating expenses include store and DTC operational expenses, and reflect such items as personnel, occupancy, credit card fees, depreciation and supplies, incurred to operate each of our stores and the DTC channel. In addition, store and direct operating expenses include support expenditures for district and regional management expenses and other store support functions. Store and direct operating expenses increased by $26.1 million over fiscal 2009 primarily due to increased store labor costs and occupancy expense associated with 71 net new stores over last year, accompanied by increased in-store promotions and higher credit card fees due to higher sales volume compared to last year. Store operating expenses as a percentage of net sales decreased by 250 basis points in fiscal 2010 due to the leverage associated with positive comparable store sales.

In fiscal 2009, store operating expenses increased slightly in dollars due to higher occupancy costs but, as a percentage of net sales, decreased by 300 basis points due to the leverage from positive comparable store sales as well as effective implementation of ongoing cost saving initiatives at the store level.

Marketing

The following table depicts marketing expenses in dollars and as a percentage of total net sales for fiscal 2010, 2009 and 2008 (dollar amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Marketing	$102,481	$78,075	$80,326
Percentage of total net sales	5.4%	4.6%	5.1%

Marketing expenses include marketing programs such as direct marketing efforts, national advertising expenses via various media and related support costs. Marketing expenses increased in fiscal 2010 by $24.4 million compared to fiscal 2009 mainly due to planned increases in marketing initiatives across all three brands, particularly with television advertising and e-marketing initiatives. As a percentage of net sales, marketing expenses increased 80 basis points in fiscal 2010 compared to fiscal 2009.

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

National Store Support Center

The following table depicts NSSC expenses in dollars and as a percentage of total net sales for fiscal 2010, 2009 and 2008 (dollar amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

NSSC	$114,002	$111,447	$109,744
Percentage of total net sales	6.0%	6.5%	6.9%

NSSC expenses consist of corporate level functions including executive management, human resources, management information systems and finance, among others. In fiscal 2010, NSSC expenses increased slightly mainly due to increased recruiting and relocation costs. However, as a percentage of net sales, NSSC expenses decreased by 50 basis points due to the leverage associated with positive comparable store sales for the year.

NSSC expenses in fiscal 2009 increased slightly in dollars mainly due to increased incentive compensation costs, offset by back office cost reduction initiatives. However, as a percentage of net sales, NSSC expenses decreased by 40 basis points due to the leverage associated with the positive comparable store sales.

Impairment and Restructuring Charges

The following table depicts impairment and restructuring charges in dollars and as a percentage of total net sales for fiscal 2010, 2009 and 2008 (dollar amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Impairment and restructuring charges	$1,868	$15,026	$23,664
Percentage of total net sales	0.1%	0.9%	1.5%

The impairment charges recognized in fiscal 2010 include non-cash impairment charges incurred in the first and fourth quarters of the year. An evaluation of long-lived assets at certain underperforming stores for indicators of impairment was performed and, as a result, we determined that the carrying values of certain assets exceeded their future undiscounted cash flows. The fair value of these assets was determined by discounting their future cash flows using a rate approximating our cost of capital, which resulted in an impairment charge of approximately $0.8 million and $1.1 million in the first and fourth quarters, respectively.

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

The impairment and restructuring charges recognized in fiscal 2008 consisted of non-cash impairment charges totaling $13.7 million related to the write-off of fixed assets at certain underperforming stores, and severance and workforce reduction costs totaling $10.0 million related to the elimination of approximately 11% of the NSSC employee base and charges associated with the separation agreement with our former Chief Executive Officer. Virtually all payments related to the severance and workforce reduction action were completed in fiscal 2009.

Interest Income, net

The following table depicts interest income, net in dollars and as a percentage of total net sales for fiscal 2010, 2009 and 2008 (dollar amounts in thousands):

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Interest income, net	$1,712	$1,693	$7,757
Percentage of total net sales	0.1%	0.1%	0.5%

In fiscal 2010, interest income, net, was flat in total dollars and as a percentage of net sales compared to fiscal 2009.

In fiscal 2009, interest income, net, decreased in total dollars and as a percentage of net sales compared to fiscal 2008 primarily due to lower interest rates on our investments and, to a lesser extent, due to the reversal and non-accrual of interest income in fiscal 2009 on a note receivable for which interest was deemed uncollectible.

Provision for Income Taxes

Our effective tax rate was 35.5%, 36.6% and 39.9%, for fiscal 2010, 2009 and 2008, respectively. The decrease in the effective tax rate for fiscal 2010 from fiscal 2009 was primarily due to the favorable settlement of certain state tax examinations. The decrease in the effective tax rate for fiscal 2009 from fiscal 2008 was primarily due to the favorable settlement of certain state tax examinations and the expiration of various statutes of limitation relating to certain state tax accruals.

Liquidity and Capital Resources

Overview

Our ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores, the continued improvement in information technology tools, and our distribution center and other central support facilities.

The following table depicts our capital resources at the end of fiscal year 2010 and 2009 (amounts in thousands):

	Fiscal 2010	Fiscal 2009

Cash and cash equivalents	$14,695	$37,043
Marketable securities	534,019	386,500
Working capital	535,488	405,274

Working capital increased from fiscal 2009 to fiscal 2010 primarily due to an increase in marketable securities resulting from a higher cash flow from operations. The significant components of working capital are cash and cash equivalents, marketable securities and inventories, reduced by accounts payable and accrued liabilities.

Based on past performance and current expectations, we believe that our cash and cash equivalents, marketable securities and cash generated from operations will satisfy working capital needs, future capital expenditures (see “New Store Openings and Infrastructure Investments”), commitments, dividend payments, potential share repurchases and other liquidity requirements associated with our operations through at least the next 12 months. Furthermore, while it is our intention to pay a quarterly cash dividend for fiscal 2011 and beyond, any determination to pay future dividends will be made by the Board of Directors and will depend on future earnings, financial conditions and other factors.

Operating Activities

Net cash provided by operating activities in fiscal 2010 was $239.6 million, an increase of approximately $24.2 million from fiscal 2009 primarily due to higher net income, mainly as a result of increased sales, and accounts payable leverage partially offset by an increase in inventory investment.

Net cash provided by operating activities in fiscal 2009 was $215.4 million, an increase of approximately $116.0 million from fiscal 2008, and resulted primarily from higher net income and increases in accounts payable.

In fiscal 2008, net cash from operating activities was $99.4 million, and was due primarily to non-cash adjustments which served to offset the net loss from operations. These adjustments included depreciation and amortization expense, deferred tax benefits, stock-based compensation, and an impairment of long-lived assets, as well as changes in accounts receivables, payables and inventory.

Investing Activities

Net cash used in investing activities was $220.6 million and $212.0 million for fiscal 2010 and 2009, respectively. We had net purchases of $147.5 million of marketable securities in the current year compared to $144.1 million of net purchases in fiscal 2009.

Our approximate $5.1 million increased investment in capital expenditures when compared to the prior year was primarily related to costs associated with new, relocated, remodeled and expanded Chico’s, Soma and WH|BM stores offset slightly by a decrease in distribution center investments.

Financing Activities

Net cash used in financing activities was $41.4 million in fiscal 2010 compared to net cash provided by financing activities of $7.1 million in fiscal 2009. In fiscal 2010, we declared and paid four quarterly $0.04 per share cash dividends on our common stock totaling $28.5 million and repurchased $18.3 million of our common stock through the share repurchase program announced in August 2010. In the current and prior fiscal years, we received proceeds from both the issuance of common stock related to option exercises and employee participation in our employee stock purchase plan.

During fiscal 2010, 2009 and 2008, we repurchased 70,642, 76,479 and 60,168 shares, respectively, of restricted stock in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

New Store Openings and Infrastructure Investments

We expect our new stores in fiscal 2011 to increase approximately 9%, reflecting 24-28 net openings of Chico’s stores, 23-26 net openings of WH|BM stores, and 53-56 net openings of Soma stores. We also expect to complete 25-30 relocations or expansions. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

We believe that the liquidity needed for new stores, including the continued investment associated with the Soma brand, our continuing store remodel/expansion program, the investments required for our distribution center, our continued installation and upgrading of new and existing software packages, and investment in inventory levels associated with this growth will be funded primarily from cash flow from operations and our existing cash and marketable securities balances, and, if necessary, the capacity included in our bank credit facility.

At the beginning of fiscal 2010, we completed the second major phase of our multi-year, planned implementation of our enterprise resource planning (“ERP”) system and we are currently utilizing this system in all of our brands. The third major phase includes ongoing enhancements and optimization of the new ERP across all three brands, as well as the deployment of additional functionality across various other functions.

In fiscal 2009, we purchased JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications and curtailed the previously planned implementations of related SAP applications and revised our roll out plan accordingly. We completed the implementation of the allocation functionality during fiscal 2009, installed enterprise planning in 2010, and are currently working on implementing the additional JDA planning applications over the next 12-18 months. Additionally, we are developing a product lifecycle management solution supporting the design and development process.

Given our existing cash and marketable securities balances and the capacity included in our bank credit facility, we do not believe that we will need to seek other sources of financing to conduct our operations, pay future dividends or pursue our expansion plans even if cash flow from operations should prove to be less than anticipated, or if there should arise a need for additional letter of credit capacity due to establishing new and expanded sources of supply, or if we were to increase the number of new stores planned to be opened in future periods.

Contractual Obligations

The following table summarizes our contractual obligations at January 29, 2011 (amounts in thousands):

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Operating leases	$685,400	133,195	222,745	179,492	149,968
Non-cancelable purchase commitments	326,651	326,651	—	—	—

Total	$1,012,051	$459,846	$222,745	$179,492	$149,968

As of January 29, 2011, our contractual obligations consisted of amounts outstanding under operating leases and non-cancelable purchase commitments. Amounts due under non-cancelable purchase commitments consist of amounts to be paid under agreements to purchase inventory.

Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling $3.6 million at January 29, 2011 from the above table.

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

Off-Balance Sheet Arrangements

At January 29, 2011 and January 30, 2010, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes. Therefore, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Inventory Valuation and Shrinkage

We identify potentially excess and slow-moving inventories by evaluating turn rates and inventory levels in conjunction with our overall sales trend. Excess quantities of inventory are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences, as well as specific identification based on fashion trends. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We provide lower of cost or market adjustments for such identified excess and slow-moving inventories. Historically, the variation of those estimates to observed results has been insignificant and, although possible, significant variation is not expected in the future. If, however, our markdown rate and cost percentage estimates varied by 10% of their values, the carrying amount of inventory would have changed by approximately $0.2 million.

We estimate our expected shrinkage of inventories between our physical inventory counts by applying the most recent average store shrinkage experience. These rates are updated to reflect the most recent physical inventory shrinkage experience. Historically, the variation of those estimates to observed results has been insignificant and, although possible, significant variation is not expected in the future. If, however, our estimated shrinkage percentages increased by 10%, we would have incurred approximately $0.9 million in additional expense and the carrying amount of inventory would have changed by approximately $0.5 million.

Revenue Recognition

Although our recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy. Retail sales at our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and company issued coupons, promotional discounts and associate discounts. We record DTC revenue based on the estimated receipt date of the product by our customers.

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

Evaluation of Long-Lived Assets

Long-lived assets are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. The fair value of an asset is estimated using estimated future cash flows of the asset discounted by a rate commensurate with the risk involved with such asset while incorporating marketplace assumptions. The estimate of future cash flows requires management to make certain assumptions and to apply judgment, including forecasting future sales and the useful lives of the assets. We exercise our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules. We establish our assumptions and arrive at the estimates used in these calculations based upon our historical experience, knowledge of the retail industry and by incorporating third-party data, which we believe results in a reasonably accurate approximation of fair value. Nevertheless, changes in the assumptions used could have an impact on our assessment of recoverability. For example, as it relates to the $1.9 million write-off of fixed assets for certain underperforming stores in fiscal 2010, if we had decreased our forecast of future sales by 1% throughout the forecast period or increased our discount rate by 1%, our write-off would have increased by less than $0.1 million.

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

With regard to the goodwill impairment test completed during the fourth quarter of fiscal 2010, if we had assumed a weighted average cost of capital 1% higher than the rate used in the goodwill impairment test, the estimated fair value of the Chico’s and WH|BM reporting units would have decreased by approximately $173.2 million and $59.1 million, respectively. Nevertheless, even such reduced fair value amounts still would be greater than the respective carrying values of the respective reporting units and thus the second step of the goodwill impairment test still would not have been triggered.

Conversely, if we had assumed a sales growth estimate 1% lower throughout the forecast period than the rate used in our goodwill impairment test, the fair value of the Chico’s and WH|BM reporting units would have decreased by approximately $227.5 million and $122.8 million, respectively. Again, however, even such reduced fair value amounts still would be greater than the respective carrying values of the respective reporting units and thus the second step of the goodwill impairment test still would not have been triggered. Currently, we believe that neither of our reporting units is at risk of failing the first step of goodwill impairment testing.

We evaluate our other intangible assets for impairment on an annual basis by comparing the fair value of the asset with its carrying value. Such estimates are subject to change and we may be required to recognize impairment losses in the future. For example, with regard to our annual impairment test of the WH|BM trademark intangible asset, if we had assumed a sales growth estimate 1% lower throughout the forecast period than the rate used in its trademark impairment test, the fair value of the WH|BM trademark would have decreased by approximately $7.8 million. Conversely, an increase of 1% in the discount rate would have decreased the fair value by approximately $9.4 million. In either case, the fair value of the WH|BM trademark still would be greater than its carrying value and no impairment charge would have been recognized.

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

We record amounts for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments could materially affect amounts recognized related to income tax uncertainties and may affect our results of operations or financial position. Historically, the variation of those estimates to observed results has been insignificant and, although possible, significant variation is not expected in the future. We believe our assumptions for estimates continue to be reasonable, although actual results may have a positive or negative material impact on the balances of such tax positions. At January 29, 2011 and January 30, 2010, we had approximately $3.6 million and $6.9 million reserved for uncertain tax positions, respectively. A 5% difference in the ultimate settlement amount of our uncertain tax positions versus our tax reserves recorded on January 29, 2011 would have affected net income and the related reserves by approximately $0.1 million. See Note 6 to the consolidated financial statements for further discussion of our uncertain tax positions.

Stock-Based Compensation Expense

The calculation of stock-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using the Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. We estimate expected volatility based on the historical volatility of our stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under our stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different in the future. However, a change of 5% in the assumptions for expected volatility and expected term used to calculate the fair value of stock options granted during the fiscal year ended January 29, 2011 would have affected net income by approximately $0.1 million for fiscal 2010.

In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. In determining the portion of the stock-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. As a result, in the event that a grant’s actual forfeiture rate is materially different from its estimate at the completion of the vesting period, the stock-based compensation expense could be significantly different from what we record in the current and prior periods. See Note 9 to the consolidated financial statements for further discussion on stock-based compensation.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06 (“ASU 2010-06”) which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measures and Disclosures. ASU 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim periods beginning after December 15, 2010. We do not expect that adoption of the remaining provisions of ASU 2010-06 will have a material impact on our consolidated financial statements.

Quarterly Results and Seasonality

Our quarterly results may fluctuate significantly depending on a number of factors including timing of new store openings, adverse weather conditions, the spring and fall fashion lines and shifts in the timing of certain holidays. In addition, our periodic results can be directly and significantly impacted by the extent to which new merchandise offerings are accepted by customers, the timing of the introduction of such merchandise and the timing of marketing initiatives.

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

These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, our ability to secure and maintain customer acceptance of styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from suppliers, the extent and nature of competition in the markets in which we operate, the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability to efficiently, timely and successfully execute significant shifts in the countries from which merchandise is supplied, the ability of our suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of our new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand our distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate DTC sales, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, and Soma merchandise brands, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to our reliance on sourcing from foreign suppliers, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.

The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of January 29, 2011 has not significantly changed since January 30, 2010. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank; however, as of January 29, 2011, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future except for the continuing use of the letter of credit facility portion thereof.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, including variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds, and U.S. treasury securities. Although the variable rate demand notes, totaling $319.2 million, have long-term maturity dates ranging from 2011 to 2049, the interest rates generally reset weekly. Despite the long-term nature of the underlying securities of the variable rate demand notes, we have the ability to quickly liquidate or put back these securities. The remainder of the portfolio, as of January 29, 2011 consisted of $117.7 million of securities with maturity dates less than one year and $97.1 million with maturity dates over one year and less than two years. We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. As of January 29, 2011, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.9 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $1.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at January 29, 2011 and January 30, 2010, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Tampa, Florida
March 22, 2011

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Net sales:
Chico’s/Soma Intimates	$1,314,649	$1,196,729	$1,127,988
White House | Black Market	590,305	516,421	454,417

Total net sales	1,904,954	1,713,150	1,582,405
Cost of goods sold	836,379	753,409	762,913

Gross margin	1,068,575	959,741	819,492
Selling, general and administrative expenses:
Store and direct operating expenses	673,142	647,040	645,352
Marketing	102,481	78,075	80,326
National Store Support Center	114,002	111,447	109,744
Impairment and restructuring charges	1,868	15,026	23,664

Total selling, general and administrative expenses	891,493	851,588	859,086

Income (loss) from operations	177,082	108,153	(39,594)
Interest income, net	1,712	1,693	7,757

Income (loss) before income taxes	178,794	109,846	(31,837)
Income tax provision (benefit)	63,400	40,200	(12,700)

Net income (loss)	$115,394	$69,646	$(19,137)

Per share data:
Net income (loss) per common share — basic	$0.65	$0.39	$(0.11)

Net income (loss) per common & common equivalent share — diluted	$0.64	$0.39	$(0.11)

Weighted average common shares outstanding — basic	176,778	177,499	176,606

Weighted average common & common equivalent shares outstanding — diluted	178,034	178,858	176,606

Dividends declared and paid per share	$0.16	—	—

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 29,	January 30,
	2011	2010

ASSETS
Current Assets:
Cash and cash equivalents	$14,695	$37,043
Marketable securities, at fair value	534,019	386,500
Receivables	3,845	3,922
Income tax receivable	6,565	312
Inventories	159,814	138,516
Prepaid expenses	26,851	24,023
Deferred taxes	10,976	9,664

Total current assets	756,765	599,980
Property and Equipment:
Land and land improvements	42,468	21,978
Building and building improvements	89,328	82,169
Equipment, furniture and fixtures	428,217	388,392
Leasehold improvements	426,141	412,834

Total property and equipment	986,154	905,373
Less accumulated depreciation and amortization	(468,777)	(383,844)

Property and equipment, net	517,377	521,529
Goodwill	96,774	96,774
Other Intangible Assets	38,930	38,930
Deferred Taxes	964	36,321
Other Assets, Net	5,211	25,269

	$1,416,021	$1,318,803

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$106,665	$79,219
Accrued liabilities	94,852	95,862
Current portion of deferred liabilities	19,760	19,625

Total current liabilities	221,277	194,706
Noncurrent Liabilities:
Deferred liabilities	129,837	142,179

Total noncurrent liabilities	129,837	142,179
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized with 177,899 and 178,126 shares issued and outstanding, respectively	1,779	1,781
Additional paid-in capital	282,528	268,109
Retained earnings	780,212	711,624
Accumulated other comprehensive income	388	404

Total stockholders’ equity	1,064,907	981,918

	$1,416,021	$1,318,803

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
(In thousands)

					Accumulated
	Common Stock		Additional		Other
		Par	Paid-in	Retained	Comprehensive
	Shares	Value	Capital	Earnings	Income	Total

BALANCE, February 2, 2008	176,245	$1,762	$249,639	$661,115	$—	$912,516
Net loss	—	—	—	(19,137)	—	(19,137)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	135	135

Comprehensive loss						(19,002)
Issuance of common stock	945	9	297	—	—	306
Repurchase of common stock	(60)	—	(311)	—	—	(311)
Stock-based compensation	—	—	12,590	—	—	12,590
Adjustment to excess tax benefit from stock-based compensation	—	—	(3,903)	—	—	(3,903)

BALANCE, January 31, 2009	177,130	$1,771	$258,312	$641,978	$135	$902,196
Net income	—	—	—	69,646	—	69,646
Unrealized gain on marketable securities, net of taxes	—	—	—	—	269	269

Comprehensive income						69,915
Issuance of common stock	1,072	11	4,846	—	—	4,857
Repurchase of common stock	(76)	(1)	(929)	—	—	(930)
Stock-based compensation	—	—	7,402	—	—	7,402
Adjustment to excess tax benefit from stock-based compensation	—	—	(1,522)	—	—	(1,522)

BALANCE, January 30, 2010	178,126	$1,781	$268,109	$711,624	$404	$981,918
Net income	—	—	—	115,394	—	115,394
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(16)	(16)

Comprehensive income						115,378
Issuance of common stock	1,940	20	3,628	—	—	3,648
Dividends paid on common stock ($0.16 per share)	—	—	—	(28,489)	—	(28,489)
Repurchase of common stock	(2,167)	(22)	(869)	(18,317)	—	(19,208)
Stock-based compensation	—	—	10,548	—	—	10,548
Adjustment to excess tax benefit from stock-based compensation	—	—	1,112	—	—	1,112

BALANCE, January 29, 2011	177,899	$1,779	$282,528	$780,212	$388	$1,064,907

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$115,394	$69,646	$(19,137)

Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	94,113	96,372	97,572
Deferred tax expense (benefit)	32,501	5,647	(20,507)
Stock-based compensation expense	10,548	7,402	12,590
Excess tax benefit from stock-based compensation	(2,655)	(3,194)	(100)
Deferred rent and lease credits	(16,624)	(17,961)	(12,877)
Impairment charges	1,868	15,026	13,691
Loss on disposal of property and equipment	1,217	1,372	761
Decrease (increase) in assets —
Receivables	77	4,237	3,766
Income tax receivable	(6,253)	11,394	12,267
Inventories	(21,298)	(6,103)	11,847
Prepaid expenses and other	(2,770)	(2,489)	4,224
Increase (decrease) in liabilities —
Accounts payable	27,446	22,677	(22,488)
Accrued and other deferred liabilities	6,062	11,344	17,837

Total adjustments	124,232	145,724	118,583

Net cash provided by operating activities	239,626	215,370	99,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(579,488)	(590,223)	(569,358)
Proceeds from sale of marketable securities	431,953	446,146	587,809
Purchases of property and equipment	(73,045)	(67,920)	(104,615)

Net cash used in investing activities	(220,580)	(211,997)	(86,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,648	4,857	306
Excess tax benefit from stock-based compensation	2,655	3,194	100
Dividends paid	(28,489)	−	−
Cash paid for deferred financing costs	−	−	(629)
Repurchase of common stock	(19,208)	(930)	(311)

Net cash (used in) provided by financing activities	(41,394)	7,121	(534)

Net (decrease) increase in cash and cash equivalents	(22,348)	10,494	12,748
CASH AND CASH EQUIVALENTS, Beginning of period	37,043	26,549	13,801

CASH AND CASH EQUIVALENTS, End of period	$14,695	$37,043	$26,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$322	$304	$159
Cash paid for income taxes, net	$41,317	$29,530	$13,591
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repossession of land in satisfaction of note receivable	$20,000	−	−

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)

1.	Business Organization and Significant Accounting Policies:

Description of Business

The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us”, and “our”). We operate as a national specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complimentary accessories, and other non-clothing gift items. We currently sell our products through retail stores, catalog, and via the Internet at www.chicos.com, www.whbm.com, and www.soma.com. As of January 29, 2011, we had 1,151 stores located throughout the United States, the U.S. Virgin Islands and Puerto Rico.

Fiscal Year

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 29, 2011 (“fiscal 2010” or “current period”), January 30, 2010 (“fiscal 2009” or “prior period”) and January 31, 2009 (“fiscal 2008”). Fiscal 2010, 2009, and 2008 all contained 52 weeks.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks and short-term highly liquid investments with original maturities of three months or less.

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore, classify these securities within current assets on the consolidated balance sheets.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

We use the weighted average cost method to determine the cost of merchandise inventories. We identify potentially excess and slow-moving inventories by evaluating inventory agings, turn rates and inventory levels in conjunction with our overall sales trend. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We provide lower of cost or market adjustments for such identified excess and slow-moving inventories. We estimate our expected shrinkage of inventories between physical inventory counts by using the most recent average store shrinkage experience rates, which are updated on a regular basis. Substantially all of our inventories consist of finished goods.

Purchasing, merchandising, distribution, and product development costs are expensed as incurred, and are included in the accompanying consolidated statements of operations as a component of cost of goods sold.

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

Operating Leases

We lease retail stores and office space under operating leases. The majority of our lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic penalty associated with non-renewal. Landlord incentives, “rent-free” periods, rent escalation clauses, and other rental expenses are amortized on a straight-line basis over the terms of the leases, which includes the construction period, typically 60-90 days prior to the store opening date, during which we generally begin improvements in preparation for our intended use.

Certain leases provide for contingent rents, in addition to a basic fixed rent, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in accrued liabilities on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but instead are tested for impairment at least annually. We perform our annual impairment test during the fourth quarter, or more frequently should events or circumstances change that would indicate that an impairment may have occurred. In fiscal 2007, we completed the

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of all outstanding franchise rights and recorded goodwill and territorial franchise rights as an indefinite-lived intangible asset. During fiscal 2003, in connection with the acquisition of The White House, Inc., we recorded goodwill and a trademark indefinite-lived intangible asset.

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

In the fourth quarter of fiscal 2010 and fiscal 2009, we performed our annual impairment test and concluded that the implied fair value of the Chico’s and WH|BM reporting units exceeded their respective carrying amounts. Therefore, we did not recognize an impairment loss.

As of January 29, 2011, the total carrying value of other intangible assets was $38.9 million of which $34.0 million related to the acquired WH|BM trademark and $4.9 million related to the acquired territorial franchise rights for Minnesota. The value of the trademark asset was determined using a discounted cash flow method, based on the estimated future benefit to be received from the trademark. The value of the acquired territorial franchise rights was determined using a discounted cash flow method, based on a relief from royalty concept. We are not amortizing our intangible assets, as each has an indefinite useful life. In the fourth quarter of fiscal 2010 and 2009, we performed an analysis to compare the fair values of each of our intangible assets, using a discounted cash flow method, to each of their respective carrying values and concluded that the intangible assets were not impaired.

Other Assets, Net

At January 29, 2011, other assets, net, consist mainly of our deferred compensation plan assets. At January 30, 2010, other assets, net, included a note receivable valued at $20.0 million. The value of the note receivable was based on the estimated fair value of the underlying collateral, a parcel of land located in Fort Myers, Florida, less estimated costs to sell. In fiscal 2009, we determined the note receivable was impaired, and therefore, wrote the value of the note down to $20.0 million in accordance with generally accepted accounting principles. Additionally, upon determining the note was impaired during the second quarter of fiscal 2009, we ceased recognizing any further interest income and also reversed the then year-to-date interest income of approximately $0.8 million. During fiscal 2010, we took possession of the land in satisfaction of the note receivable and classified the land within property, plant and equipment on our consolidated balance sheet.

Accounting for the Impairment of Long-lived Assets

Long-lived assets are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. See Note 2 for a discussion of impairment charges for long-lived assets recorded in fiscal 2010, 2009 and 2008.

Income Taxes

Income taxes are accounted for in accordance with authoritative guidance, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, we follow a comprehensive model to recognize, measure, present, and disclose in our financial statements the estimated

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate tax liability of uncertain tax positions that we have taken or expect to take on a tax return. This model states that a tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits.

The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of these assets and liabilities approximate their fair value due to the short-term nature of the instruments.

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

Revenue Recognition

Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the Passport Club and The Black Book loyalty programs and company issued coupons, promotional discounts and associate discounts. For DTC sales, revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment.

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

Shipping and Handling Costs

Shipping and handling costs to transport goods between stores or directly to customers, net of amounts paid to us by customers, amounted to $11.2 million, $9.6 million, and $11.0 million in fiscal 2010, 2009 and 2008, respectively, and are included in store and direct operating expenses in the accompanying consolidated statements of operations. Amounts paid by customers to cover shipping and handling costs are considered insignificant.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Store Pre-opening Costs

Operating costs (including store set-up, rent and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included in store and direct operating expenses in the accompanying consolidated statements of operations.

Advertising Costs

Costs associated with the production of advertising, such as writing, copy, printing, and other costs are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. For fiscal 2010, 2009 and 2008, advertising expense was approximately $86.8 million, $65.0 million, and $67.5 million, respectively, and is reflected as marketing expenses in the accompanying consolidated statements of operations.

Catalog expenses consist of the cost to create, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is typically less than six weeks.

Stock-Based Compensation

Stock-based compensation for all awards is based on the grant date fair value of the award. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of restricted stock awards is determined by using the closing price of the Company’s common stock on the date of the grant. We recognize expense related to stock options and restricted stock grants over the requisite service period on a straight-line basis. The total compensation expense is reduced by estimated forfeitures expected to occur over the vesting period of the award.

Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest and, depending on the level and likelihood of the performance condition to be met, on a straight-line basis over the vesting period.

Earnings Per Share

In June 2008, accounting guidance was issued related to share-based awards that qualify as participating securities. In accordance with this guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For us, participating securities are comprised of unvested restricted stock awards.

Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period including the participating securities. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of operations:

	January 29,	January 30,	January 31,
	2011	2010	2009

Numerator
Net income (loss)	$115,394	$69,646	$(19,137)
Net income allocated to participating securities	(943)	–	–

Net income (loss) available to common shareholders	$114,451	$69,646	$(19,137)

Denominator
Weighted average common shares outstanding — basic	176,777,953	177,498,862	176,606,274
Dilutive effect of stock options outstanding	1,255,676	1,358,678	–

Weighted average common and common equivalent shares outstanding — diluted	178,033,629	178,857,540	176,606,274

Net income (loss) per common share:
Basic	$0.65	$0.39	$(0.11)

Diluted	$0.64	$0.39	$(0.11)

In fiscal 2010, 2009 and 2008, 3,280,324, 3,132,586 and 5,893,557 potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to stock option awards, because the effect of including these potential shares was antidilutive.

Newly Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06 (“ASU 2010-06”) which amends Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measures and Disclosures.  ASU 2010-06 amends the ASC to require disclosure of transfers into and out of Level 1 and Level 2 fair value measurements, and also require more detailed disclosure about the activity within Level 3 fair value measurements. This guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for requirements related to Level 3 disclosures, which are effective for annual and interim periods beginning after December 15, 2010. We do not expect that adoption of the remaining provisions of ASU 2010-06 will have a material impact on our consolidated financial statements.

2.	Impairment and Restructuring Charges:

Fiscal 2010

Long-lived Asset Impairments:  We periodically review our long-lived assets for impairment if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In fiscal 2010, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, determined that the carrying values of certain assets exceeded their future undiscounted cash flows. In circumstances where future undiscounted cash flows expected to be generated by an asset are less than its carrying amount, the asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. With respect to the assets identified, we determined the fair value of these assets by discounting their estimated future cash flows using a rate approximating our cost of capital, which resulted in an impairment charge of approximately $1.9 million within selling, general and administrative expenses in the consolidated statements of operations.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal 2009

In fiscal 2009, we incurred non-cash impairment charges totaling approximately $15.0 million which are included in the consolidated statements of operations within selling, general and administrative expenses. A summary of the charges is presented in the table below (amounts in thousands):

Impairment of long-lived assets related to underperforming stores	$1,134
Impairment of software development costs	8,058
Impairment of note receivable	5,834

Total pre-tax impairment charges	$15,026

Long-lived Asset Impairments:  In fiscal 2009, we decided to deploy alternative inventory planning and allocation software. As a result, $8.1 million of development costs already incurred related to this project were determined to be impaired. Additionally, similar to 2010, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, recorded an impairment charge of approximately $1.1 million.

Note Receivable Impairment:  During the second quarter of fiscal 2009, we determined that a $25.8 million note receivable was impaired, based on an independent evaluation of the fair value of the underlying collateral coupled with the debtor’s apparent inability to pay the note in full. As a result, we recorded a non-cash impairment charge of approximately $3.8 million, which was determined based on the difference between the book value of the note and the independent evaluation of the fair value of the land at that time. During the fourth quarter of fiscal 2009, based on an updated third-party valuation of the land, we determined that the fair value of the land had declined further and an additional $2.0 million impairment charge was necessary to adjust the note to its current fair value, less estimated costs to sell.

Fiscal 2008

In fiscal 2008, we incurred certain expense items that materially affected earnings results for the year. These charges were composed of non-cash impairment charges for certain underperforming stores and severance and workforce reductions, which are included in selling, general and administrative expenses under impairment and restructuring charges in the accompanying statement of operations. A summary of the charges is presented in the table below (amounts in thousands):

Impairment of long-lived assets related to underperforming stores	$13,691
Severance and workforce reduction charges	9,973

Total pre-tax impairment and restructuring charges	$23,664

Long-lived Asset Impairment:  As mentioned above, it is our practice to review long-lived assets periodically for impairment if events or changes in circumstances, such as the worsening macroeconomic conditions experienced in fiscal 2008, indicate that the carrying amount may not be recoverable. Similar to 2010 and 2009, we conducted an internal review of our long-lived assets at the store level and determined that the carrying value of certain assets exceeded their future undiscounted cash flows. We then determined the fair value of the identified long-lived assets by discounting their future cash flows using a rate approximating our cost of capital, which resulted in an impairment charge of $13.7 million.

Severance and Workforce Reduction:  During the fourth quarter of fiscal 2008, in an effort to reduce costs and enhance efficiencies, we announced a workforce reduction that included the elimination of approximately 180 positions, or approximately 11% of the NSSC employee base. In addition, we incurred charges related to the separation agreement with our former CEO. In connection with these actions and in accordance with the relevant accounting guidance, we recorded approximately $10.0 million of personnel separation costs. The following table

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

summarizes the severance and workforce reduction charges incurred in fiscal 2008 as well as activity during fiscal 2009 and 2010 (amounts in thousands):

	Beginning		Non-Cash		Ending
	Balance	Charges	Expense	Payments	Balance

Fiscal 2008	$—	$9,973	$(1,275)	$—	$8,698

Fiscal 2009	$8,698	$—	$—	$8,582	$116

Fiscal 2010	$116	$—	$—	$(116)	$—

3.	Marketable Securities:

Marketable securities are classified as available-for-sale and generally consist of variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds, and U.S. treasury securities. Although the variable rate demand notes, totaling $319.2 million, have long-term maturity dates ranging from 2011 to 2049, the interest rates are generally reset weekly. Despite the long-term nature of the underlying securities of the variable rate demand notes, we have the ability to quickly liquidate or put back these securities, thereby creating a short-term instrument. The remainder of the portfolio, as of January 29, 2011, consisted of $117.7 million of securities with maturity dates less than one year and $97.1 million with maturity dates over one year and less than two years.

The following tables summarize our investments in marketable securities at January 29, 2011 and January 30, 2010 (amounts in thousands):

January 29, 2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Total marketable securities	$533,631	$467	$79	$534,019

January 30, 2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Total marketable securities	$386,096	$451	$47	$386,500

4.	Fair Value Measurements:

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market account, and assets held in our deferred compensation plan. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party pricing entities, except for U.S. treasury holdings which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our consolidated balance sheets.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment and, during fiscal 2009, a note receivable. We estimate the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy. Last year, the note receivable’s value was based on the value of the underlying real estate collateral as determined by an independent third party using observable market data, which resulted in a Level 2 classification. During fiscal 2010, the underlying real estate collateral was repossessed by us in full satisfaction of the note receivable.

New guidance on financial instruments measured at fair value requires additional disclosures regarding significant transfers into and out of Level 1 and Level 2 as well as more detailed discussions regarding Level 3 activity. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure. During fiscal 2010, we did not make significant transfers between Level 1 and Level 2 assets. Furthermore, as of January 29, 2011 and January 30, 2010, we did not have any Level 3 financial assets.

In accordance with the provisions of the guidance, we categorized our financial assets, whether valued on a recurring or non-recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	Balance as	Identical Assets	Inputs	Inputs
	of January 29, 2011	(Level 1)	(Level 2)	(Level 3)

Current Assets
Cash equivalents:
Money market account	$5,397	$5,397	$—	$—
Marketable securities:
Variable rate demand notes	319,220	—	319,220	—
Municipal securities	151,159	—	151,159	—
U.S. government securities	58,554	58,554	—	—
Corporate bonds	2,055	—	2,055	—
Asset-backed securities	3,031	—	3,031	—
Noncurrent Assets
Deferred compensation plan	4,143	4,143	—	—

Total	$543,559	$68,094	$475,465	$—

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	January 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Current Assets
Cash equivalents:
Money market account	$8,256	$8,256	$—	$—
Marketable securities:
Variable rate demand notes	207,895	—	207,895	—
Municipal securities	111,153	—	111,153	—
U.S. government securities	33,383	33,383	—	—
Corporate bonds	12,826	—	12,826	—
Asset-backed securities	21,243	—	21,243	—
Noncurrent Assets
Note receivable	20,000	—	20,000	—
Deferred compensation plan	4,050	4,050	—	—

Total	$418,806	$45,689	$373,117	$—

5.	Accrued Liabilities:

Accrued liabilities consisted of the following:

	January 29,	January 30,
	2011	2010

Allowance for estimated customer returns, gift cards and store credits outstanding	$41,781	$40,669
Accrued payroll, benefits, bonuses and severance costs	31,547	34,038
Sales and income taxes	4,017	7,754
Other	17,507	13,401

Total accrued liabilities	$94,852	$95,862

6.	Income Taxes:

The income tax provision (benefit) consisted of the following:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Current:
Federal	$29,809	$30,555	$4,562
State	1,106	3,998	5,924
Deferred:
Federal	28,623	5,451	(18,992)
State	3,862	196	(4,194)

Total income tax provision (benefit)	$63,400	$40,200	$(12,700)

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal	Fiscal	Fiscal
	2010	2009	2008

Federal income tax rate	35.0%	35.0%	(35.0)%
State income tax, net of federal tax benefit	1.8	2.5	5.6
Municipal interest income	(0.3)	(0.6)	(6.4)
Enhanced charitable contribution	(1.1)	(1.1)	(6.8)
Decrease in deferred compensation plan assets	—	—	4.2
Other items, net	0.1	0.8	(1.5)

Total	35.5%	36.6%	(39.9)%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 29, 2011 and January 30, 2010:

	January 29,	January 30,
	2011	2010

Current deferred tax assets:
Accrued liabilities and allowances	$11,161	$12,287
Other, net	1,642	1,932

	$12,803	$14,219

Noncurrent deferred tax assets:
Property related, net	$—	$19,516
Accrued liabilities and allowances	2,105	3,480
Accrued straight-line rent	16,980	16,381
Stock-based compensation	10,915	9,851
Other, net	3,228	4,060

	$33,228	$53,288

Total deferred tax assets	$46,031	$67,507

Current deferred tax liabilities:
Inventories	$(1,827)	$(4,555)

	$(1,827)	$(4,555)

Noncurrent deferred tax liabilities:
Property related, net	$(14,160)	$—
Other intangible assets	(18,104)	(16,967)

	$(32,264)	$(16,967)

Total deferred tax liabilities	$(34,091)	$(21,522)

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2010 and fiscal 2009 is as follows:

	Fiscal	Fiscal
	2010	2009

Balance at beginning of year	$6,886	$10,567
Additions for tax positions of prior years	278	411
Reductions for tax positions of prior years	(2,612)	(937)
Additions for tax positions for the current year	335	173
Reductions for tax positions for the current year	—	—
Settlements with tax authorities	(1,172)	(2,708)
Reductions due to lapse of applicable statutes of limitation	(87)	(620)

Balance at end of year	$3,628	$6,886

Included in the January 29, 2011 and January 30, 2010 balances are $2.4 million and $4.5 million, respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.

Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in income tax expense. For fiscal 2010, 2009 and 2008, ,we accrued $0.4 million, $0.9 million, and $2.2 million, respectively, for interest and penalties. We had approximately $2.1 million and $2.7 million for the payment of interest and penalties accrued at January 29, 2011 and January 30, 2010, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.

In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment when the federal return is filed. Our fiscal 2007 and fiscal 2008 years have been examined and a no change letter issued. Our fiscal 2009 year has been examined and a partial acceptance letter issued. The only outstanding issue relates to a tax credit and is currently being addressed in the post-file review process. Due to the filing of a Telephone Excise Tax Refund (TETR) claim, our fiscal 2006 year return is potentially subject to survey (limited review).

With few exceptions, we are no longer subject to state and local examinations for years before fiscal 2007. Various state examinations are currently underway for fiscal periods spanning from 2003 through 2009; however, we do not expect any significant change to our uncertain tax positions within the next year.

7.	Deferred Liabilities:

Deferred liabilities consisted of the following:

	January 29,	January 30,
	2011	2010

Deferred rent	$42,929	$41,614
Deferred lease credits	97,253	107,714
Other deferred liabilities	9,415	12,476

Total deferred liabilities	149,597	161,804
Less current portion	(19,760)	(19,625)

Total deferred liabilities	$129,837	$142,179

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

Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of January 29, 2011, are approximately as follows:

FISCAL YEAR ENDING:
January 28, 2012	$133,195
February 2, 2013	118,717
February 1, 2014	104,028
January 31, 2015	95,080
January 30, 2016	84,412
Thereafter	149,968

Total minimum lease payments	$685,400

A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically exercised many or met these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2010, 2009 and 2008, total rent expense under operating leases was approximately $172.1 million, $161.6 million, and $154.8 million, respectively, including common area maintenance charges of approximately $25.0 million, $23.7 million, and $23.6 million, respectively, other rental charges of approximately $24.5 million, $23.6 million, and $21.4 million, respectively, and contingent rental expense of approximately $8.2 million, $6.5 million, and $5.1 million, respectively, based on sales.

Credit Facility

We have a $55 million senior secured revolving credit facility (the Credit Facility) with SunTrust Bank, which provides us the ability, subject to satisfaction of certain conditions, to increase the commitments available under the Credit Facility from $55 million up to $100 million through additional syndication. The proceeds of any borrowings under the Credit Facility may be used to fund future permitted acquisitions, to provide for working capital, and to be used for other general corporate purposes. The Credit Facility is scheduled to expire in November 2011. At January 29, 2011, no borrowings were outstanding under the Credit Facility.

The obligations under the Credit Facility are secured by (i) all credit card accounts and receivables for goods sold or services rendered and (ii) all inventory of any kind wherever located of Chico’s FAS, Inc. and its subsidiaries.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest on revolving loans under the Credit Facility will accrue, at our election, at either (i) a Base Rate plus the Applicable Margin or (ii) a Eurodollar Rate tied to LIBOR for the selected interest rate period plus the Applicable Margin. Base Rate shall mean the highest of (i) the per annum rate which SunTrust publicly announces as its prime lending rate, (ii) the Federal Funds rate plus one-half of one percent (1/2%) per annum or (iii) the Eurodollar Rate tied to the one-month LIBOR rate determined on a daily basis. The Applicable Margin is based upon a pricing grid depending on the total unused availability under the Credit Facility and certain financial ratios.

The Credit Facility contains customary terms and conditions for credit facilities of this type, including certain restrictions on our ability to incur additional indebtedness, create liens, enter into transactions with affiliates, transfer assets, pay dividends, repurchase stock or make distributions on junior capital, consolidate or merge with other entities, or suffer a change in control. The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, our obligations under the Credit Facility may be accelerated. The Credit Facility also contains various financial covenants including a fixed charge coverage ratio (as defined in the Credit Facility). The Credit Facility also requires the payment of monthly fees based on the average daily unused portion of the Credit Facility, in an amount equal to 0.50% per annum.

Other

At January 29, 2011 and January 30, 2010, we had approximately $326.7 million and $252.7 million, respectively, due under non-cancelable purchase commitments consisting of amounts to be paid under agreements to purchase inventory.

The Company was named as a defendant in a putative class action filed in February 2011 in the Superior Court of the State of California for the County of Orange, Lorraine V. Garcia v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, requested or required customers to provide personal information as a condition of accepting payment by credit card. The Company denies the material allegations of the Complaint and will file its response by the required deadline. The Company believes that the case is wholly without merit and, thus, does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations.

The Company was named as a defendant in a putative class action filed in March 2011 in the Superior Court of the State of California for the County of Los Angeles, Eileen Schlim v. Chico’s FAS, Inc. The Complaint attempts to allege numerous violations of California law related to wages, meal periods, rest periods, and vacation pay, among other things. The Company denies the material allegations of the Complaint and will file its response by the required deadline. The Company believes that its policies and procedures for paying its associates comply with all applicable California laws. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s financial condition or results of operations.

Other than as noted above, we are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our financial condition or results of operations.

9.	Stock Compensation Plans and Capital Stock Transactions:

General

At January 29, 2011, we had stock-based compensation plans as described below. The total compensation expense related to stock-based awards granted under these plans during fiscal 2010, 2009 and 2008 was $10.5 million, $7.4 million and $12.6 million, respectively. The total tax benefit associated with stock-based compensation for fiscal 2010, 2009 and 2008 was $4.0 million, $2.8 million and $4.8 million, respectively. We recognize stock-based compensation costs net of a forfeiture rate for only those shares expected to vest and on a straight-line basis over the requisite service period of the award. We estimated the forfeiture rate for fiscal years 2010, 2009 and 2008 based on historical experience during the preceding four fiscal years.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to stock options, we have historically issued nonvested stock awards (restricted stock) under our stock-based compensation plans, pursuant to restricted stock agreements. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon, and are considered to be currently issued and outstanding. In general, restricted stock awards vest pro-rata over a period of three years from the date of grant.

In both fiscal 2009 and 2010, we granted our President and Chief Executive Officer a performance award grant under which he is eligible to receive from 0 to 133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals over the fiscal year. At each fiscal year-end, it was determined that he had earned 133,333 shares based on our performance. For the 2009 grant, the award will vest 3 years from the date of grant. For the 2010 grant, the award will vest 2 years from the date of grant. We accounted for the grants by recording compensation expense, based on the number of shares ultimately expected to vest on a straight-line basis over the respective service period.

In fiscal 2010, certain of our executive officers were also granted Performance Stock Units (“PSU”). Each PSU award has the ability to be converted into shares on the second anniversary of the grant date upon the achievement of certain Company-specific performance goals for fiscal 2011. Based on the level of achievement of the performance goals, the participants in this award may earn up to 100% of the units awarded. Similar to the performance awards granted to our President and Chief Executive Officer, compensation cost is recognized on a straight-line basis over the vesting period, based on the number of units ultimately expected to vest and depending on the level and likelihood of the performance condition being met. Additionally, we reevaluate the amount of compensation expected to be earned at the end of each reporting period and record an adjustment, if necessary.

Stock Option Plans

1993 Stock Option Plan

During fiscal year 1993, the Board approved a stock option plan, as amended in fiscal 1999 (the “1993 Plan”) for eligible employees. Options granted under the terms of the 1993 Plan generally vest evenly over three years and have a 10-year term. As of January 29, 2011, approximately 56,000 nonqualified options remain outstanding under the 1993 Plan.

Independent Directors’ Plan

In October 1998, the Board approved a stock option plan (the “Independent Directors’ Plan”) for eligible independent directors. Options granted under the terms of the Independent Directors’ Plan vest after six months and have a 10-year term. From the date of the adoption of the Independent Directors’ Plan and until the 2002 Omnibus Stock and Incentive Plan was adopted, 507,500 options were granted under the Independent Directors’ Plan. As of January 29, 2011, approximately 30,000 options under the Independent Directors’ Plan remain outstanding.

Omnibus Stock and Incentive Plan

In April 2002, the Board approved the Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, which initially reserved 9,710,280 shares of common stock for future issuance. In fiscal 2008, our shareholders approved the Amended and Restated Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan (the “Omnibus Plan”), effective as of June 26, 2008. In particular, the amendments included: (i) increasing the total number of shares of our Common Stock with respect to which awards may be granted under the plan by an additional 10,000,000 shares, (ii) expanding the permissible types of awards to include stock-based and cash-based Stock Appreciation Rights (SARs) and performance awards, and (iii) eliminating the automatic grants of stock options for both new and continuing non-employee directors. Our executive officers and directors are eligible to receive awards under the Omnibus Plan, including stock options, restricted stock, restricted stock units, SARs and performance awards, in accordance with the terms and conditions of the Omnibus Plan. No new grants can be made under our existing 1993

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan or Independent Directors’ Plan, and such existing plans remain in effect only for purposes of administering options that are outstanding.

Under the Omnibus Plan, options generally vest evenly over three years and have a 10-year term. In accordance with the terms of the Omnibus Plan, shares of common stock that are represented by options granted under our previously existing plans which are forfeited, expire or are canceled without delivery of shares of common stock are added to the amounts reserved for issuance under the Omnibus Plan. As of January 29, 2011, approximately 5,947,000 nonqualified stock options are outstanding under the Omnibus Plan.

Employee Stock Purchase Plan

We sponsor an employee stock purchase plan (“ESPP”) under which substantially all full-time employees are given the right to purchase up to 400 shares of our common stock during each of the two specified offering periods each fiscal year, for a total of up to 800 shares in any given fiscal year, at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2010, 2009 and 2008, approximately 85,000, 60,000, and 46,000 shares, respectively, were purchased under the ESPP. In accordance with accounting provisions, we recognize compensation expense based on the 15% discount at purchase.

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

The weighted average assumptions relating to the valuation of our stock options for fiscal 2010, 2009 and 2008 were as follows:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Weighted average fair value of grants	$6.65	$3.23	$1.69
Expected volatility	66%	63%	54%
Expected term (years)	4.5 years	4.5 years	4.5 years
Risk-free interest rate	2.0%	1.9%	2.0%
Expected dividend yield	1.1%	N/A	N/A

Aggregate Stock Option Activity

As of January 29, 2011, 6,033,101 nonqualified options are outstanding at a weighted average exercise price of $12.87 per share, and approximately 6.9 million shares remain available for future grants of either stock options, restricted stock, restricted stock units, SARs, or performance awards. Of the options outstanding, 3,654,694 options are exercisable as of January 29, 2011.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock option activity for fiscal 2010 was as follows:

			Weighted	Aggregate
		Weighted	Average	Intrinsic
	Number of	Average	Remaining	Value
	Shares	Exercise Price	Contractual Term	(in thousands)

Outstanding, beginning of period	6,288,358	$12.54
Granted	1,170,800	13.26
Exercised	(642,830)	4.53
Canceled or expired	(783,227)	17.59

Outstanding, end of period	6,033,101	12.87	6.27	$17,061

Vested and expected to vest at January 29, 2011	5,614,882	13.17	6.11	15,618
Exercisable at January 29, 2011	3,654,694	15.57	5.16	8,753

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess, if any, of the closing stock price on the last trading day of fiscal 2010 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 29, 2011. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised during fiscal 2010, 2009 and 2008 (based on the difference between our stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $4.9 million, $5.9 million and $0.3 million, respectively.

As of January 29, 2011, there was $9.3 million of total unrecognized compensation expense related to unvested stock options granted under our share-based compensation plans. That expense is expected to be recognized over a weighted average period of 1.6 years.

Cash received from option exercises and purchases under the ESPP for fiscal 2010 was an aggregate of $3.6 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $1.9 million for fiscal 2010.

Restricted Stock Activity

Restricted stock awards as of January 29, 2011 and changes during fiscal 2010 were as follows:

	Fiscal 2010
		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value

Nonvested, beginning of period	816,677	$6.76
Granted	1,192,993	10.46
Vested	(466,175)	7.64
Canceled	(113,160)	6.51

Nonvested, end of period	1,430,335	9.27

Total fair value of shares of restricted stock that vested during fiscal 2010, 2009 and 2008 was $5.6 million, $5.4 million and $1.0 million, respectively. As of January 29, 2011, there was $22.5 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.9 years.

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

10.	Retirement Plans:

We have a 401(k) defined contribution employee benefit plan (the “Plan”) covering substantially all employees. Employees’ rights to Company-contributed benefits vest fully upon completing five years of service, with incremental vesting starting in service year two. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2010, 2009 and 2008, our costs under the Plan were approximately $2.6 million, $2.4 million, and $2.3 million, respectively.

In April 2002, we adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) to provide supplemental retirement income benefits for a select group of management employees. Eligible participants may elect to defer up to 80 percent of their salary and 100 percent of their bonuses pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death or termination of employment. In addition, we may make employer contributions to participants under the Deferred Plan. To date, no Company contributions have been made under the Deferred Plan. The amount of the deferred compensation liability payable to the participants is included in deferred liabilities in the consolidated balance sheets. These obligations are funded through the establishment of rabbi trust accounts held by us on behalf of the management group participating in the plan. The trust accounts are reflected in other assets in the accompanying consolidated balance sheets.

11.	Quarterly Results of Operations (Unaudited):

					Net Income Per
				Net Income Per	Common and Common
	Net	Gross	Net	Common Share —	Equivalent Share —
	Sales	Margin	Income	Basic	Diluted

Fiscal year ended January 29, 2011:
First quarter	$481,588	$281,580	$35,402	$0.20	$0.20
Second quarter	465,371	259,207	30,455	0.17	0.17
Third quarter	483,022	275,067	28,844	0.16	0.16
Fourth quarter	474,974	252,723	20,694	0.12	0.12
Fiscal year ended January 30, 2010:
First quarter	$410,643	$233,388	$14,489	$0.08	$0.08
Second quarter	419,915	231,041	14,905	0.08	0.08
Third quarter	446,863	257,278	22,745	0.13	0.13
Fourth quarter	435,730	238,033	17,508	0.10	0.10

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Subsequent Events:

Dividends Declared

On February 23, 2011, we announced that our Board of Directors declared a quarterly dividend of $0.05 per share on our common stock. The dividend will be payable on March 28, 2011 to shareholders of record at the close of business on March 14, 2011. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

Share Repurchase Program

In accordance with our previously announced share repurchase program, since January 29, 2011, the Company repurchased 1,834,440 shares of stock for $25.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2011 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation, management concluded that internal control over financial reporting was effective as of January 29, 2011.

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

The effectiveness of our internal control over financial reporting as of January 29, 2011 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which follows.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chico’s FAS, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chico’s FAS, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2010 consolidated financial statements of Chico’s FAS, Inc. and subsidiaries and our report dated March 22, 2011 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Tampa, Florida
March 22, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and our audit committee financial expert and Section 16(a) beneficial ownership reporting compliance in our 2011 Annual Meeting proxy statement is incorporated herein by reference. Information about our executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in our 2011 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 2011 Annual Meeting proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information concerning our equity compensation plans as of the end of the fiscal year ended January 29, 2011:

Number of
Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding	Outstanding	(Excluding
	Options, Warrants	Options, Warrants	Securities
Plan category	and Rights	and Rights ($)	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	6,033,101	$12.87	6,906,471
Equity compensation plans not approved by security holders	—	—	—

Total	6,033,101	$12.87	6,906,471

(1)	Includes shares authorized for issuance under the Company’s 1993 Stock Option Plan, Independent Directors’ Plan, and Amended and Restated 2002 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in our 2011 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in our 2011 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this Report.

(1) The following financial statements are contained in Item 8:

Financial Statements	Page in this Report

Report of Ernst & Young LLP, independent registered certified public accounting firm	33
Consolidated Statements of Operations for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009	34
Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010	35
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009	36
Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2011, January 30, 2010, and January 31, 2009	37
Notes to Consolidated Financial Statements	38

(2) The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

3	.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)
3	.2*	Composite Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K as filed with the Commission on March 24, 2010)
4	.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)
4	.2*	Composite Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K as filed with the Commission on March 24, 2010)
4	.3*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)
10	.1*	Employment Agreement between the Company and Scott A. Edmonds, effective as of September 3, 2003 (Filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10	.2*	Amendment No. 1 to Employment Agreement between the Company and Scott A. Edmonds, effective as of June 22, 2004 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2004, as filed with the Commission on August 26, 2004)
10	.3*	Amendment No. 2 to Employment Agreement between the Company and Scott A. Edmonds, dated December 18, 2008 and effective as of January 1, 2005 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on December 19, 2008)
10	.4*	Separation letter agreement and release between Chico’s FAS, Inc. and Scott A. Edmonds, dated as of January 7, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on January 8, 2009)
10	.5*	Employment letter agreement between the Company and Donna Noce Colaco, with employment commencing on August 6, 2007 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 4, 2007, as filed with the Commission on August 29, 2007)

10	.6*	Employment letter agreement between the Company and Kent A. Kleeberger, with employment commencing on November 1, 2007 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on October 23, 2007)
10	.7*	Employment letter agreement between the Company and David F. Dyer, dated as of January 7, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on January 8, 2009)
10	.8*	Amendment No. 1 to employment letter agreement between the Company and David F. Dyer, dated March 5, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 12, 2009)
10	.9*	Employment letter agreement between the Company and Jeffrey A. Jones, dated as of February 11, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 27, 2009)
10	.10*	Employment letter agreement between the Company and Cynthia S. Murray, dated as of January 29, 2009 (Filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)
10	.11*	Employment letter agreement between the Company and Laurie Van Brunt, dated as of April 21, 2010 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 1, 2010, as filed with the Commission on May 28, 2010)
10	.12*	Employment letter agreement between the Company and Sara K. Stensrud, dated as of July 6, 2010 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010)
10	.13*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10	.14*	First Amendment to the 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10	.15*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.16*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10	.17*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10	.18*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10	.19*	First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)
10	.20*	Amended and Restated 2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)
10	.21*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.22		Revised Form of 2002 Omnibus Stock and Incentive Plan Stock Option Agreement for Employees
10	.23*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.24*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 28, 2008)
10.25		Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees

10.26		Form of 2002 Omnibus Stock and Incentive Plan Performance-Based Restricted Stock Agreement for Employees
10	.27*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Commission on March 27, 2009)
10	.28*	Form of 2002 Omnibus Stock and Incentive Plan Performance Share Unit Agreement for Employees (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended January 30, 2010, as filed with the Commission on March 24, 2010)
10	.29*	Chico’s FAS, Inc. Amended and Restated 2002 Employee Stock Purchase Plan (Filed as Exhibit 10.29 to the Company’s Form 10-K for the year ended January 31, 2004, as filed with the Commission on April 9, 2004)
10	.30*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10	.31*	First Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 5, 2006)
10	.32*	Second Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 13, 2007)
10	.33*	Amended and Restated Chico’s FAS, Inc. Cash Bonus Incentive Plan (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010
10	.34*	Chico’s Amended and Restated Executive Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 28, 2008)
10	.35*	Amendment No. 1 to Chico’s FAS, Inc. Executive Severance Plan (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)
10	.36*	Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10- K for the year ended February 2, 2008, as filed with the Commission on March 28, 2008)
10	.37*	Amendment No. 1 to Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)
10	.38*	Participation Agreement with Kent A. Kleeberger (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on March 6, 2008)
10	.39*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)
10	.40*	Indemnification Agreements with Betsy S. Atkins, John W. Burden, III, Verna K. Gibson, and Ross E. Roeder (Filed as Exhibits 10.1-10.3 and 10.8 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)
10	.41*	Indemnification Agreement with A. Alexander Rhodes (Filed as Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on May 2, 2006)
10	.42*	Indemnification Agreements with John J. Mahoney and David F. Dyer (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)
10.43		Indemnification Agreement with Andrea M. Weiss
10.44		Indemnification Agreement with Stephen E. Watson
10	.45*	Credit Agreement by and among SunTrust Bank, the Company and the subsidiaries of the Company dated as of November 24, 2008, including the schedules and exhibits (Filed as Exhibit 10.1 to the Company’s Form 8-K/A (Amendment No. 2) as filed with the Commission on September 30, 2009)
10.46		Amendment No. 1 to Credit Agreement by and among SunTrust Bank, the Company and the subsidiaries of the Company dated as of March 3, 2011
10	.47*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10	.48*	Chico’s FAS, Inc. 2005 Deferred Compensation Plan effective January 1, 2005 (amended and restated January 1, 2008) (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2008, as filed with the Commission on December 9, 2008)
10	.49*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
21		Subsidiaries of the Registrant
23		Consent of Ernst & Young LLP
31.1		Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer
31.2		Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF	XBRL Taxonomy Definition Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chico’s Fas, Inc.

By:	/s/ David F. Dyer
David F. Dyer
President, Chief Executive Officer and Director

Date: March 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Dyer David F. Dyer	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 22, 2011

/s/ Kent A. Kleeberger Kent A. Kleeberger	Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2011

/s/ Ross E. Roeder Ross E. Roeder	Chairman of the Board	March 22, 2011

/s/ Betsy S. Atkins Betsy S. Atkins	Director	March 22, 2011

/s/ John W. Burden, III John W. Burden, III	Director	March 22, 2011

/s/ Verna K. Gibson Verna K. Gibson	Director	March 22, 2011

/s/ John J. Mahoney John J. Mahoney	Director	March 22, 2011

/s/ David F. Walker David F. Walker	Director	March 22, 2011

/s/ Stephen E. Watson Stephen E. Watson	Director	March 22, 2011

/s/ Andrea M. Weiss Andrea M. Weiss	Director	March 22, 2011