Form 10-Q
period 2011-04-30
CHICOS FAS INC
filed 2011-05-25
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
April 30, 2011	001-16435
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At May 18, 2011, there were 176,195,109 shares outstanding of Common Stock, $.01 par value per share.

Chico’s FAS, Inc. and Subsidiaries

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Net sales:
Chico’s/Soma Intimates	$374,934	$336,700
White House | Black Market	162,224	144,888

Total net sales	537,158	481,588

Cost of goods sold	219,495	200,008

Gross margin	317,663	281,580

Selling, general and administrative expenses:
Store and direct operating expenses	180,114	167,826
Marketing	30,898	29,080
National Store Support Center	32,431	28,800
Impairment charges	1,402	822

Total selling, general and administrative expenses	244,845	226,528

Income from operations	72,818	55,052
Interest income, net	400	450

Income before income taxes	73,218	55,502
Income tax provision	27,300	20,100

Net income	$45,918	$35,402

Per share data:

Net income per common share—basic	$0.26	$0.20

Net income per common and common equivalent share—diluted	$0.26	$0.20

Weighted average common shares outstanding—basic	174,881	177,336

Weighted average common and common equivalent shares outstanding—diluted	176,112	178,833

Dividends declared per share	$0.10	$0.08

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	April 30,	January 29,	May 1,
	2011	2011	2010
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$123,409	$14,695	$32,694
Marketable securities, at fair value	442,815	534,019	449,167
Receivables	5,590	3,845	3,857
Income tax receivable	713	6,565	631
Inventories	198,544	159,814	160,448
Prepaid expenses	27,368	26,851	25,546
Deferred taxes	11,479	10,976	10,684

Total Current Assets	809,918	756,765	683,027

Property and Equipment:
Land and land improvements	43,161	42,468	22,043
Building and building improvements	90,813	89,328	82,440
Equipment, furniture and fixtures	434,330	428,217	398,132
Leasehold improvements	429,559	426,141	414,369

Total Property and Equipment	997,863	986,154	916,984
Less accumulated depreciation and amortization	(489,900)	(468,777)	(405,140)

Property and Equipment, Net	507,963	517,377	511,844

Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets	38,930	38,930	38,930
Deferred taxes	1,791	964	38,755
Other assets, net	5,342	5,211	25,119

Total Other Assets	142,837	141,879	199,578

	$1,460,718	$1,416,021	$1,394,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$127,758	$106,665	$101,570
Accrued liabilities	121,974	94,852	126,720
Current portion of deferred liabilities	20,854	19,760	19,622

Total Current Liabilities	270,586	221,277	247,912

Noncurrent Liabilities:
Deferred liabilities	127,769	129,837	139,600

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,762	1,779	1,787
Additional paid-in capital	287,853	282,528	272,153
Retained earnings	772,215	780,212	732,741
Accumulated other comprehensive income	533	388	256

Total Stockholders’ Equity	1,062,363	1,064,907	1,006,937

	$1,460,718	$1,416,021	$1,394,449

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Cash Flows From Operating Activities:
Net income	$45,918	$35,402

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	24,188	23,362
Deferred tax benefit	(1,375)	(3,640)
Stock-based compensation expense	3,636	2,831
Excess tax benefit from stock-based compensation	(762)	(707)
Impairment charges	1,402	822
Deferred rent and lease credits	(4,330)	(4,140)
Loss on disposal of property and equipment	32	766
(Increase) decrease in assets —
Receivables, net	(1,745)	65
Income tax receivable	5,852	(319)
Inventories	(38,730)	(21,932)
Prepaid expenses and other	(648)	(1,373)
Increase in liabilities —
Accounts payable	12,283	15,203
Accrued and other deferred liabilities	31,240	33,123

Total adjustments	31,043	44,061

Net cash provided by operating activities	76,961	79,463

Cash Flows From Investing Activities:
Decrease (increase) in marketable securities	91,349	(62,816)
Purchases of property and equipment	(16,208)	(15,264)

Net cash provided by (used in) investing activities	75,141	(78,080)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	1,373	920
Excess tax benefit from stock-based compensation	762	707
Dividends paid	(8,835)	(7,136)
Repurchase of common stock	(36,688)	(223)

Net cash used in financing activities	(43,388)	(5,732)

Net increase (decrease) in cash and cash equivalents	108,714	(4,349)
Cash and Cash Equivalents, Beginning of period	14,695	37,043

Cash and Cash Equivalents, End of period	$123,409	$32,694

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$69	$74
Cash paid for income taxes, net	$576	$872
See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 1. Basis of Presentation
     The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011. The January 29, 2011 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.
     As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries. Unless otherwise noted, references to “first quarter” refer to the first quarter of fiscal 2011.
     Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended April 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.
     Certain prior year amounts have been reclassified in order to conform to the current year presentation.
Note 2. Impairment of Long-Lived Assets
     During our quarterly reviews for impairment in the first quarter of fiscal 2011 and fiscal 2010, we completed evaluations of long-lived assets at certain underperforming stores and, as a result, determined that the carrying values of certain assets exceeded their future undiscounted cash flows. We then determined the fair value of these assets by discounting their future cash flows using a rate approximating our cost of capital, which resulted in an impairment charge of approximately $1.4 million and $0.8 million for the first quarter of 2011 and 2010, respectively.
Note 3. Income Taxes
     Our uncertain tax positions were $3.4 million and $3.6 million at April 30, 2011 and January 29, 2011, respectively. As of April 30, 2011, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. We are currently subject to income tax examinations by various states, but do not expect the resolution of the examinations will have a material impact on our financial position, results of operations, or liquidity.
     Our effective tax rate for the first quarter of fiscal 2011 was 37.3% compared to an effective tax rate of 36.2% in the first quarter of last year. Our effective tax rate was higher in the first quarter of 2011 compared to the first quarter of last year due primarily to a favorable court ruling that restored a state income tax receivable in the prior year.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Stock-Based Compensation
General
     Stock-based compensation for awards recognized during the thirteen weeks ended April 30, 2011 and May 1, 2010 is based on the grant date fair value estimated in accordance with the relevant accounting guidance.
     For the thirteen weeks ended April 30, 2011 and May 1, 2010, stock-based compensation expense was $3.6 million and $2.8 million, respectively. The total tax benefit associated with stock-based compensation for the thirteen weeks ended April 30, 2011 and May 1, 2010 was $1.4 million and $1.1 million, respectively. We recognize stock-based compensation costs net of a forfeiture rate for only those shares expected to vest and on a straight-line basis over the requisite service period of the award.
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
     The weighted average assumptions relating to the valuation of our stock options for the thirteen weeks ended April 30, 2011 and May 1, 2010 were as follows:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Weighted average fair value of grants	$6.70	$6.95
Expected volatility	66%	66%
Expected term (years)	4.5	4.5
Risk-free interest rate	2.0%	2.1%
Expected dividend yield	1.5%	1.0%

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Stock-Based Compensation (continued)
Stock-Based Awards Activity
     As of April 30, 2011, 7,148,374 nonqualified options are outstanding at a weighted average exercise price of $13.22 per share, and approximately 4.9 million shares remain available for future grants of either stock options, restricted stock or restricted stock units, stock appreciation rights (“SARs”) or performance shares.
     The following table presents a summary of our stock options activity for the thirteen weeks ended April 30, 2011:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	6,033,101	$12.87
Granted	1,381,500	13.69
Exercised	(167,005)	5.59
Canceled or expired	(99,222)	11.45

Outstanding, end of period	7,148,374	13.22

Exercisable at April 30, 2011	4,170,384	14.86

     The following table presents a summary of our restricted stock activity for the thirteen weeks ended April 30, 2011:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested, beginning of period	1,430,335	$9.27
Granted	644,832	13.69
Vested	(152,236)	10.73
Canceled	(80,813)	9.70

Nonvested, end of period	1,842,118	10.68

Performance-based Awards
     In both fiscal 2009 and 2010, we granted David F. Dyer, our President and Chief Executive Officer, a performance award under which he was eligible to receive from 0 to 133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals in fiscal 2009 and 2010. At each fiscal year-end, it was determined that he had earned 133,333 shares based on our performance. For the 2009 grant, the award will vest 3 years from the date of grant. For the 2010 grant, the award will vest 2 years from the date of grant. We accounted for the grants by recording compensation expense, based on the number of shares ultimately expected to vest on a straight-line basis over the respective service period.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Stock-Based Compensation (continued)
     In the first quarter of fiscal 2011, a new performance-based stock award was granted to Mr. Dyer. Similar to the 2009 and 2010 grants, under this performance award, Mr. Dyer is eligible to receive up to 133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals during fiscal 2011. Any shares earned as a result of the achievement of such goals (whether issued at the time of grant or as additional shares earned at the end of the performance measurement period) will vest 1 year from the date of grant. We are recording compensation expense, based on the number of shares ultimately expected to vest, recognized on a straight-line basis over the 1-year service period. Additionally, we reevaluate the amount of compensation expected to be earned at the end of each reporting period and record an adjustment, if necessary.
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
     In the first quarter of fiscal 2011, certain of our executive officers were granted a restricted stock award of which a performance condition was attached to 50% of the award, contingent upon the achievement of certain Company-specific performance goals during fiscal 2011. Any shares earned as a result of the achievement of such goals will vest over 3 years from the date of grant. We are recording compensation expense net of a forfeiture rate, based on the number of shares ultimately expected to vest, recognized on a straight-line basis over the 3-year service period.
Note 5. Earnings Per Share
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Earnings Per Share (continued)
     The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income:

	Thirteen Weeks Ended
	April 30,	May 1,
	2011	2010
Numerator
Net income	$45,918	$35,402
Net income allocated to participating securities	(537)	(223)

Net income available to common shareholders	$45,381	$35,179

Denominator
Weighted average common shares outstanding — basic	174,881,470	177,335,655

Dilutive effect of stock options outstanding	1,230,938	1,497,824

Weighted average common and common equivalent shares outstanding — diluted	176,112,408	178,833,479

Net income per common share
Basic	$0.26	$0.20

Diluted	$0.26	$0.20

     For the thirteen weeks ended April 30, 2011 and May 1, 2010, 3,905,031 and 3,123,581 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares would have been anti-dilutive.
Note 6. Fair Value Measurements
     Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate current fair value due to the short-term nature of the instruments.
     Marketable securities, at April 30, 2011, are classified as available-for-sale and generally consist of municipal bonds, asset-backed securities, corporate bonds, commercial paper, certificates of deposit, and U.S Treasury securities. As of April 30, 2011, our holdings consisted of $259.8 million of securities with maturity dates less than one year and $183.0 million with maturity dates over one year and less than or equal to two years.
     We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. Marketable securities are carried at market value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Fair Value Measurements (continued)
component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
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
     We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts, and assets held in our non-qualified deferred compensation plan. The money market funds are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party entities, except for U.S. treasury holdings which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our consolidated balance sheets.
     From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment and, in fiscal 2010, a note receivable. We estimate the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy. Last year, the note receivable’s value was based on the value of the underlying real estate collateral as determined by an independent third party using observable market data, which resulted in a Level 2 classification.
     During the quarter ended April 30, 2011, we did not make significant transfers between Level 1 and Level 2 assets. Furthermore, as of April 30, 2011, January 29, 2011 and May 1, 2010, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Fair Value Measurements (continued)
     In accordance with the provisions of the guidance, we categorized our financial assets, whether valued on a recurring or non-recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
	April 30, 2011	(Level 1)	(Level 2)	(Level 3)
Current Assets
Cash equivalents:
Money market account	$29,466	$29,466	$—	$—
Marketable securities:
Municipal securities	151,681	—	151,681	—
U.S. government securities	119,125	67,290	51,835	—
Corporate bonds	122,767	—	122,767	—
Asset-backed securities	1,622	—	1,622	—
Commercial paper	45,555	—	45,555	—
Certificates of deposit	2,065	—	2,065	—
Non Current Assets
Deferred compensation plan	4,343	4,343	—	—

Total	$476,624	$101,099	$375,525	$—

	Balance as of
	January 29, 2011

Current Assets
Cash equivalents:
Money market account	$5,397	$5,397	$—	$—
Marketable securities:
Variable rate demand notes	319,220	—	319,220	—
Municipal securities	151,159	—	151,159	—
U.S. government securities	58,554	58,554	—	—
Corporate bonds	2,055	—	2,055	—
Asset-backed securities	3,031	—	3,031	—
Non Current Assets
Deferred compensation plan	4,143	4,143	—	—

Total	$543,559	$68,094	$475,465	$—

	Balance as of
	May 1, 2010

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

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
April 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Share Repurchase Program
     In August 2010, the Board of Directors authorized the repurchase of up to $200 million of the Company’s outstanding common stock, through January 2013. During the first quarter of 2011, the Company repurchased 2.6 million shares, or $36.3 million, under this program and has $145.4 million remaining under the authorization. The Company, however, has no obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of Chico’s stock price, market conditions and other considerations.
Note 8. Subsequent Event
     Since May 19, 2011, in accordance with the share repurchase program, the Company repurchased approximately 1.2 million shares of stock for $17.6 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2010 Annual Report to Stockholders.
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
     For fiscal 2011, we continue to focus on executing the goals that contributed to our success over the last few years. These initiatives were and continue to be: 1) rebuilding the Chico’s business into a high performance brand, 2) investing in the growth potential of the WH|BM and Soma brands, 3) accelerating the growth of the direct-to-consumer (“DTC”) channel, 4) improving our cost structure and maintaining inventory control, and 5) achieving a level of profitability in the current year comparable to what we achieved in fiscal 2005, previously our highest earnings year.
     Our financial results in the first quarter of 2011 are the direct result of executing our key strategic initiatives. In the first quarter of 2011, the Chico’s and WH|BM brands continued to experience improvements in their financial performance by providing our customers with trend-right fashions, supported by fresh marketing and e-marketing initiatives and our continued focus on the DTC channel.
     Soma also produced improved results over last year and we continue to believe in its growth potential as the 2011 first quarter was its best performance in the first quarter since fiscal 2008.
Financial Highlights for the First Quarter of 2011
•	Net sales for the thirteen-week period ended April 30, 2011 (“current period”) increased 11.5% to $537.2 million compared to $481.6 million for the thirteen-week period ended May 1, 2010 (“prior period”), and consolidated comparable sales, which include DTC sales, increased 7.7% for the current quarter (all references to comparable sales include DTC sales).

•	Gross margin percentage increased to 59.1% from 58.5% in the prior period.

•	Operating income was $72.8 million compared to operating income in the prior period of $55.1 million.

•	Net income in the current period was $45.9 million compared to net income of $35.4 million in the prior period.

•	Earnings per diluted share was $0.26 compared to $0.20 in the prior period.

•	DTC sales increased 47.4% in the current period to $42.6 million.

•	Cash and marketable securities at the end of the current period were $566.2 million, an increase of $84.3 million over the prior period, after paying $30.2 million in dividends and repurchasing $54.6 million of our common stock under our share repurchase program since the first quarter of 2010.

•	Inventories in the first quarter increased $38.1 million from last year’s first quarter. Excluding an incremental $9.6 million of in-transit inventories this year over last year, inventory per selling square foot was $66 versus $60 in the prior period, an increase of 9.5% compared to last year. The increase in inventory per selling square foot over last year is primarily attributable to an increase in year-over-year comparable sales, along with the anticipated opening of 21 net new stores in the May-June 2011 timeframe.

•	We declared and paid a dividend of $0.05 per share in the first quarter and declared an additional dividend of $0.05 per share in the first quarter to shareholders of record at the close of business on June 13, 2011, which is payable on June 27, 2011.
Future Outlook
     For the second quarter of fiscal 2011, we are currently forecasting a mid-single digit comparable sales increase which accompanied by the addition of 30 net new stores, should result in a net sales increase in the mid-teens for the quarter. We expect gross margin to be up slightly and expect selling, general and administrative expenses in dollars to increase due to higher store count and marketing expenses. However, as a percentage of net sales, selling, general and administrative expenses are expected to decrease reflecting leverage based on the forecasted comparable sales increase and continued effective expense control.
Results of Operations — Thirteen Weeks Ended April 30, 2011 Compared to the Thirteen Weeks Ended May 1, 2010
     The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of income for the periods shown below:

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Net sales	100.0%	100.0%
Cost of goods sold	40.9	41.5

Gross margin	59.1	58.5
Store and direct operating expenses	33.5	34.8
Marketing	5.7	6.0
National Store Support Center	6.0	6.0
Impairment charges	0.3	0.2

Income from operations	13.6	11.5
Interest income, net	0.0	0.0

Income before income taxes	13.6	11.5
Income tax provision	5.1	4.1

Net income	8.5%	7.4%

     Net Sales
     The following table depicts net sales by the Chico’s/Soma and WH|BM brands in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2011 and May 1, 2010 (dollar amounts in thousands):

	Thirteen Weeks Ended
Net Sales:	April 30, 2011		May 1, 2010
Chico’s/Soma Intimates	$374,934	69.8%	$336,700	69.9%
White House | Black Market	162,224	30.2	144,888	30.1

Total net sales	$537,158	100.0%	$481,588	100.0%

     Net sales by the Chico’s, WH|BM and Soma brands increased from the prior period primarily due to positive comparable sales as well as new store openings. The Chico’s/Soma brands’ comparable sales increased by 7.8% and the WH|BM brand’s comparable sales increased by 7.4% compared to the prior period.
     The consolidated comparable sales increase at the Chico’s/Soma brands was driven by an approximate 6% increase in the average unit retail price at Chico’s front-line stores, offset slightly by a decrease in the number of transactions at Chico’s front-line stores. Comparable sales results at WH|BM benefited from an approximate 8% increase in units per transactions together with a 3% increase in the average unit retail price at WH|BM front-line stores offset by a decrease in the number of transactions at front-line stores.
     The increase in consolidated comparable sales is also attributable to a 47.4% increase in net DTC sales over the prior period with all brands experiencing over 40% sales growth in this channel, which we believe is a direct result of our continued focus on this previously underinvested channel accompanied by improvements and additions to our e-marketing initiatives.
     Cost of Goods Sold/Gross Margin
     The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of net sales for the thirteen weeks ended April 30, 2011 and May 1, 2010 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010
Cost of goods sold	$219,495	$200,008
Gross margin	$317,663	$281,580
Gross margin percentage	59.1%	58.5%
     Gross margin as a percentage of net sales for the current quarter improved to 59.1% compared to 58.5% in the first quarter for fiscal 2010. The gross margin percentage increase is attributable to increased margins at Chico’s and WH|BM frontline stores primarily driven by improved in-season sell-through in the current period versus the same period last year.

     Selling, General, and Administrative Expenses
     The following tables depict store and direct operating expenses, marketing, and National Store Support Center expenses in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2011 and May 1, 2010 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

Store and direct operating expenses	$180,114	$167,826
Percentage of total net sales	33.5%	34.8%
     Store and direct operating expenses include store and DTC operational expenses, and reflect such items as personnel, occupancy, depreciation and supplies, incurred to operate each of our stores and the DTC channel. Store and direct operating expenses increased by $12.3 million over last year’s first quarter primarily due to increased occupancy expense and store labor costs associated with 85 net new stores over last year, accompanied by increased credit card fees due to higher sales volume compared to last year. However, expressed as a percentage of net sales, store and direct operating expenses decreased by 130 basis points due to the leverage associated with the comparable store sales increase.

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

Marketing	$30,898	$29,080
Percentage of total net sales	5.7%	6.0%
     Marketing expenses include programs such as direct marketing efforts, national advertising expenses via various media and related support costs. Marketing expenses increased $1.8 million over last year’s first quarter primarily due to incremental television advertising for the Soma brand as well as increased e-marketing initiatives for all three brands. As a percentage of net sales, marketing expenses decreased by 30 basis points compared to last year’s first quarter.

	Thirteen Weeks Ended
	April 30, 2011	May 1, 2010

National Store Support Center	$32,431	$28,800
Percentage of total net sales	6.0%	6.0%
     National Store Support Center (“NSSC”) expenses consist of the corporate level functions including executive management, human resources, management information systems, and finance, among others. In dollars, NSSC expenses increased by $3.6 million over the prior period; however, expressed as a percentage of net sales, NSSC expenses were flat over the prior year’s first quarter.
     Provision for Income Taxes
     Our effective tax rate for the current quarter was 37.3% compared to an effective tax rate of 36.2% in the first quarter of last year. Our effective tax rate was higher in the current quarter compared to the first quarter of last year due primarily to a favorable court ruling that restored a state income tax receivable in the prior year.

Liquidity and Capital Resources
     Our ongoing capital requirements have been and are for funding capital expenditures for new, expanded, relocated and remodeled stores, for our distribution center and other central support facilities, for the planned expansion of our NSSC campus and for the continued improvement in information technology tools.
     The following table depicts our capital resources as of April 30, 2011 and May 1, 2010 (amounts in thousands):

	April 30, 2011	May 1, 2010

Cash and cash equivalents	$123,409	$32,694
Marketable securities	$442,815	$449,167
Working capital	$539,332	$435,115
     Working capital as of April 30, 2011 increased compared to May 1, 2010 resulting primarily from higher cash and marketable securities amounts attributable to our improved operating results accompanied by increases in inventory partially offset by an increase in accounts payable. The significant components of working capital are cash and cash equivalents, marketable securities, and inventories, reduced by current liabilities.
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
     Operating Activities
     Net cash provided by operating activities was $77.0 million and $79.5 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively. The slight decrease in cash flows from operating activities in the current period from the prior fiscal year’s first quarter is primarily due to the increase in inventory investment to support expected sales increases, partially offset by higher net income, mainly as a result of increased sales.
     Investing Activities
     Net cash provided by investing activities for the thirteen weeks ended April 30, 2011 was $75.1 million compared to $78.1 million used in investing activities for the thirteen weeks ended May 1, 2010.
     We had net proceeds of $91.3 million of marketable securities in the first quarter due to a rebalancing of our investment portfolio that is resulting in a shift away from variable rate demand notes that were previously classified as marketable securities, in favor of investments classified as cash equivalents on our balance sheets. By contrast, we had net purchases of $62.8 million in last year’s comparable period.
     Our approximate $0.9 million increased investment in capital expenditures when compared to the prior period was primarily related to higher capital investments associated with new, relocated, remodeled and expanded Chico’s/Soma and WH|BM stores. However, the increased investment in stores was offset by a decrease in technology investments and distribution center projects for the current quarter compared to the prior year’s first quarter.

     Financing Activities
     Net cash used in financing activities was $43.4 million and $5.7 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively.
     In the current period, we paid a $0.05 per share cash dividend on our common stock totaling $8.8 million and repurchased $36.3 million of our common stock through the share repurchase program announced in August 2010.
     New Store Openings and Infrastructure Investments
     During the first quarter of fiscal 2011, we had 33 net store openings consisting of 16 Soma net openings, 6 Chico’s net openings and 11 WH|BM net openings. Currently, we expect our new stores in fiscal 2011 to increase approximately 9%, reflecting approximately 20-22 net openings of Chico’s stores, 24-26 net openings of WH|BM stores, approximately 54-56 net openings of Soma stores and 25-27 relocations/expansions. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.
     We believe that the liquidity needed for new stores, our continuing store remodel/expansion program, investments in improvements and expansions of our NSSC and distribution center, continued installation and upgrading of new and existing software packages, and investment in inventory levels associated with this growth will be funded primarily from cash flow from operations and our existing cash and marketable securities balances, and, if necessary, the capacity included in our bank credit facility.
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
     In fiscal 2009, we purchased JDA Enterprise Planning, JDA Assortment Planning and JDA Allocation software applications instead of previously planned implementations of related SAP applications and revised our roll out plan accordingly. We completed the implementation of the allocation functionality during fiscal 2009, installed enterprise planning in 2010 and are currently working on enhancements to existing applications as well as implementing the additional JDA planning applications over the next 12-18 months.
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

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.
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
Certain Factors That May Affect Future Results
     This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding future growth rates of our store concepts. The statements may address items such as future sales, gross margin expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, we may issue press releases and other written communications, and our representatives may make oral statements, which contain forward-looking information.
     These statements, including those in this Form 10-Q and those in press releases or made orally, may include the words “expects,” “believes,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 22, 2011.

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
Litigation
     In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters including the matters described in Item 1 of Part II of this Quarterly Report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at April 30, 2011, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The market risk of our financial instruments as of April 30, 2011 has not significantly changed since January 29, 2011. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.
     Our exposure to interest rate risk relates in part to our revolving line of credit with our bank; however, as of April 30, 2011, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future except for the use of the letter of credit facility portion thereof.

     Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, including municipal bonds, asset-backed securities, corporate bonds, commercial paper, certificates of deposit, and U.S. Treasury securities. The portfolio as of April 30, 2011, consisted of $259.8 million of securities with maturity dates less than one year and $183.0 million with maturity dates over one year and less than or equal to two years. We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. As of April 30, 2011, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $3.7 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $2.0 million.

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
     The Company was named as a defendant in a putative class action filed in February 2011 in the Superior Court of the State of California for the County of Orange, Lorraine V. Garcia v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, requested or required customers to provide personal information as a condition of accepting payment by credit card. The Company denies the material allegations of the Complaint. The Company believes that the case is wholly without merit and, thus, does not believe that the case should have any material adverse effect on the Company’s financial condition or results of operations.
     The Company was named as a defendant in a putative class action filed in March 2011 in the Superior Court of the State of California for the County of Los Angeles, Eileen Schlim v. Chico’s FAS, Inc. The Complaint attempts to allege numerous violations of California law related to wages, meal periods, rest periods, and vacation pay, among other things. The Company denies the material allegations of the Complaint. The Company believes that its policies and procedures for paying its associates comply with all applicable California laws. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s financial condition or results of operations.
     Other than as noted above, we are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS
     In addition to the other information discussed in this report, the factors described in Part I, Item 1A., “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC on March 22, 2011 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2010 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

				Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
	Total		Part of	Under the
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans
January 30, 2011 to February 26, 2011	327,792	$13.69	307,500	$177,456
February 27, 2011 to April 2, 2011	2,340,032	$13.76	2,331,821	$145,365
April 3, 2011 to April 30, 2011	—	$—	—	$145,365

Total	2,667,824	$13.75	2,639,321	$145,365

(a)	Includes 28,503 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	May 25, 2011	By:	/s/ David F. Dyer

David F. Dyer
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 25, 2011	By:	/s/ Kent A. Kleeberger

Kent A. Kleeberger
Executive Vice President,
Chief Operating Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)