Form 10-Q
period 2011-07-30
CHICOS FAS INC
filed 2011-08-24
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
July 30, 2011	001-16435
Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At August 17, 2011, there were 172,190,161 shares outstanding of Common Stock, $.01 par value per share.

Chico’s FAS, Inc. and Subsidiaries
Index

PART I — Financial Information

Item 1. Financial Statements:

Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks Ended July 30, 2011 and July 31, 2010 (Unaudited)	3

Consolidated Balance Sheets — July 30, 2011 (Unaudited), January 29, 2011 and July 31, 2010 (Unaudited)	4

Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2011 and July 31, 2010 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II — Other Information

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6. Exhibits	23

Signatures	25
EX-2.1
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2011	2010
Net Sales:
Chico’s/Soma Intimates	$749,258	$656,360	$374,324	$319,660
White House Black Market	339,349	290,599	177,125	145,711

Net sales	1,088,607	946,959	551,449	465,371

Cost of goods sold	461,617	406,173	242,122	206,164

Gross margin	626,990	540,786	309,327	259,207

Selling, general and administrative expenses:
Store and direct operating expenses	364,977	333,501	183,461	164,853
Marketing	51,971	47,091	21,073	18,011
National Store Support Center	68,253	57,782	35,822	28,982

Total selling, general and administrative expenses	485,201	438,374	240,356	211,846

Income from operations	141,789	102,412	68,971	47,361

Interest income, net	820	844	420	394

Income before income taxes	142,609	103,256	69,391	47,755

Income tax provision	53,300	37,400	26,000	17,300

Net income	$89,309	$65,856	$43,391	$30,455

Per share data:
Net income per common share-basic	$0.51	$0.37	$0.25	$0.17

Net income per common & common equivalent share—diluted	$0.51	$0.37	$0.25	$0.17

Weighted average common shares outstanding—basic	173,082	177,417	171,282	177,499

Weighted average common & common equivalent shares outstanding—diluted	174,298	178,807	172,495	178,774

Dividends declared per share	$0.15	$0.12	$0.05	$0.04

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands)

	July 30,	January 29,	July 31,
	2011	2011	2010
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$56,109	$14,695	$17,559
Marketable securities, at fair value	448,211	534,019	469,829
Receivables	5,619	3,845	7,483
Income tax receivable	11,303	6,565	657
Inventories	190,745	159,814	146,899
Prepaid expenses	31,184	26,851	27,018
Deferred taxes	9,084	10,976	9,823

Total Current Assets	752,255	756,765	679,268

Property and Equipment:
Land and land improvements	43,314	42,468	42,080
Building and building improvements	92,864	89,328	85,628
Equipment, furniture and fixtures	463,130	428,217	406,682
Leasehold improvements	436,432	426,141	418,585

Total Property and Equipment	1,035,740	986,154	952,975
Less accumulated depreciation and amortization	(510,958)	(468,777)	(425,498)

Property and Equipment, Net	524,782	517,377	527,477

Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets	38,930	38,930	38,930
Deferred taxes	—	964	39,597
Other assets, net	5,532	5,211	4,940

Total Other Assets	141,236	141,879	180,241

	$1,418,273	$1,416,021	$1,386,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$132,703	$106,680	$101,595
Accrued liabilities	91,885	94,837	93,592
Current portion of deferred liabilities	21,150	19,760	19,681

Total Current Liabilities	245,738	221,277	214,868

Noncurrent Liabilities:
Deferred liabilities	130,196	129,837	137,437

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,722	1,779	1,789
Additional paid-in capital	293,881	282,528	276,000
Retained earnings	746,006	780,212	756,043
Accumulated other comprehensive income	730	388	849

Total Stockholders’ Equity	1,042,339	1,064,907	1,034,681

	$1,418,273	$1,416,021	$1,386,986

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$89,309	$65,856

Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	48,353	46,636
Deferred tax expense (benefit)	4,845	(3,628)
Stock-based compensation expense	8,365	5,950
Excess tax benefit from stock-based compensation	(1,642)	(1,011)
Deferred rent and lease credits	(9,167)	(8,037)
Loss on disposal of property and equipment	1,756	1,813
Decrease (increase) in assets — Receivables, net	(1,774)	(3,578)
Income tax receivable	(4,738)	(346)
Inventories	(30,931)	(8,382)
Prepaid expenses and other	(5,904)	(2,666)
Increase in liabilities — Accounts payable	17,417	15,203
Accrued and other deferred liabilities	6,637	2,110

Total adjustments	33,217	44,064

Net cash provided by operating activities	122,526	109,920

Cash Flows from Investing Activities:
Decrease (increase) in marketable securities	86,150	(82,884)
Purchases of property and equipment, net	(56,265)	(34,380)

Net cash provided by (used in) investing activities	29,885	(117,264)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,762	1,378
Excess tax benefit from stock-based compensation	1,642	1,011
Dividends paid	(17,521)	(14,282)
Repurchase of common stock	(97,880)	(247)

Net cash used in financing activities	(110,997)	(12,140)

Net increase (decrease) in cash and cash equivalents	41,414	(19,484)
Cash and Cash Equivalents, Beginning of period	14,695	37,043

Cash and Cash Equivalents, End of period	$56,109	$17,559

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$195	$142
Cash paid for income taxes, net	$51,587	$39,368
Non-Cash Investing and Financing Activities:
Repossession of land in satisfaction of note receivable	$—	$20,000
See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 30, 2011
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
     Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended July 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.
     Certain prior year amounts have been reclassified in order to conform to the current year presentation.
Note 2. New Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity was eliminated. This accounting standard is effective for periods beginning on or after December 15, 2011. Other than the change in presentation, this accounting standard will not have a material impact on our financial position and results of operations.
Note 3. Income Taxes
     Our uncertain tax positions were $3.6 million at both July 30, 2011 and January 29, 2011. As of July 30, 2011, we do not believe that our estimates, as otherwise provided for, on such tax positions will significantly increase or decrease within the next twelve months. We are currently subject to income tax examinations by various states, but do not expect the resolution of the examinations will have a material impact on our financial position, results of operations, or liquidity.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 4. Stock-Based Compensation
     For the twenty-six weeks ended July 30, 2011 and July 31, 2010, stock-based compensation expense was $8.4 million and $6.0 million, respectively, and for the thirteen weeks ended July 30, 2011 and July 31, 2010, stock-based compensation expense was $4.7 million and $3.1 million, respectively. The total tax benefit associated with stock-based compensation for the twenty-six weeks ended July 30, 2011 and July 31, 2010 was $3.2 million and $2.3 million, respectively, and for the thirteen weeks ended July 30, 2011 and July 31, 2010, the total tax benefit associated with stock-based compensation was $1.8 million and $1.2 million, respectively. We recognize stock-based compensation costs, net of a forfeiture rate, for only those shares expected to vest and on a straight-line basis over the requisite service period of the award.
     We use the Black-Scholes option-pricing model to value our stock options. The weighted average assumptions relating to the valuation of our stock options for the twenty-six and thirteen weeks ended July 30, 2011 and July 31, 2010 were as follows:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Weighted average fair value of grants	$6.70	$6.89	$6.66	$5.91
Expected volatility	66%	66%	64%	66%
Expected term (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	1.9%	2.1%	1.6%	1.8%
Expected dividend yield	1.5%	1.0%	1.4%	1.3%
Stock-Based Awards Activity
     As of July 30, 2011, 6,611,081 nonqualified options are outstanding at a weighted average exercise price of $13.03 per share, and approximately 5.3 million shares remain available for future grants of either stock options, restricted stock or restricted stock units, stock appreciation rights (“SARs”) or performance shares.
     The following table presents a summary of our stock options activity for the twenty-six weeks ended July 30, 2011:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding, beginning of period	6,033,101	$12.87
Granted	1,531,000	13.72
Exercised	(405,161)	5.70
Canceled or expired	(547,859)	18.68

Outstanding, end of period	6,611,081	13.03

Exercisable at July 30, 2011	3,681,315	14.59

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
     The following table presents a summary of our restricted stock activity for the twenty-six weeks ended July 30, 2011:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested, beginning of period	1,430,335	$9.27
Granted	761,427	13.76
Vested	(246,305)	10.69
Canceled	(136,397)	10.62

Nonvested, end of period	1,809,060	10.86

Performance-based Awards
     In the first quarter of fiscal 2011, a performance-based stock award was granted to our President and Chief Executive Officer, Mr. Dyer. Under this performance award, Mr. Dyer is eligible to receive up to 133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals during fiscal 2011. Any shares earned as a result of the achievement of such goals (whether issued at the time of grant or as additional shares earned at the end of the performance measurement period) will vest 1 year from the date of grant. We are recording compensation expense, based on the number of shares ultimately expected to vest, recognized on a straight-line basis over the 1-year service period. Additionally, we reevaluate the amount of compensation expected to be earned at the end of each reporting period and record an adjustment, if necessary.
     In the first quarter of fiscal 2011, certain of our executive officers were granted a restricted stock award of which a performance condition was attached to 50% of the award, contingent upon the achievement of certain Company-specific performance goals during fiscal 2011. Any shares earned as a result of the achievement of such goals will vest over 3 years from the date of grant. We are recording compensation expense based on the number of shares ultimately expected to vest, recognized on a straight-line basis over the 3-year service period.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 5. Earnings Per Share (continued)
     The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Numerator
Net income	$89,309	$65,856	$43,391	$30,455
Net income allocated to participating securities	(1,110)	(440)	(573)	(216)

Net income available to common shareholders	$88,199	$65,416	$42,818	$30,239

Denominator
Weighted average common shares outstanding — basic	173,081,952	177,417,471	171,282,434	177,499,286
Dilutive effect of stock options outstanding	1,216,112	1,389,066	1,212,573	1,275,130

Weighted average common and common equivalent shares outstanding — diluted	174,298,064	178,806,537	172,495,007	178,774,416

Net income per common share:
Basic	$0.51	$0.37	$0.25	$0.17

Diluted	$0.51	$0.37	$0.25	$0.17

     For the thirteen weeks ended July 30, 2011 and July 31, 2010, 3,980,832 and 3,445,097 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares would have been anti-dilutive.
     For the twenty-six weeks ended July 30, 2011 and July 31, 2010, 3,964,669 and 3,306,313 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares would have been anti-dilutive.
Note 6. Fair Value Measurements
     Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate current fair value due to the short-term nature of the instruments.
     Marketable securities are classified as available-for-sale and generally consist of municipal bonds, asset-backed securities, corporate bonds, commercial paper, certificates of deposit, and U.S Treasury securities. As of July 30, 2011, our holdings consisted of $265.5 million of securities with maturity dates less than one year and $182.7 million with maturity dates over one year and less than or equal to two years.
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
     We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts, and assets held in our non-qualified deferred compensation plan. The money market funds are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as yield curves) except for certain U.S. treasury holdings which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our consolidated balance sheets.
     From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.
     During the quarter ended July 30, 2011, we did not make significant transfers between Level 1 and Level 2 financial assets. Furthermore, as of July 30, 2011, January 29, 2011 and July 31, 2010, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 6. Fair Value Measurements (continued)
     In accordance with the provisions of the guidance, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as	Markets for	Observable	Unobservable
	of July 30,	Identical Assets	Inputs	Inputs
Current Assets	2011	(Level 1)	(Level 2)	(Level 3)
Cash equivalents:
Money market accounts	$9,895	$9,895	$—	$—
Marketable securities:
Municipal securities	136,826	—	136,826	—
U.S. government securities	100,719	52,890	47,829	—
Corporate bonds	162,914	—	162,914	—
Asset-backed securities	616	—	616	—
Commercial paper	45,064	—	45,064	—
Certificates of deposit	2,072	—	2,072	—
Non Current Assets
Deferred compensation plan	4,256	4,256	—	—

Total	$462,362	$67,041	$395,321	$—

	Balance as
	of January
Current Assets	29, 2011

Cash equivalents:
Money market accounts	$5,397	$5,397	$—	$—
Marketable securities:
Variable rate demand notes	319,220	—	319,220	—
Municipal securities	151,159	—	151,159	—
U.S. government securities	58,554	58,554	—	—
Corporate bonds	2,055	—	2,055	—
Asset-backed securities	3,031	—	3,031	—
Non Current Assets
Deferred compensation plan	4,143	4,143	—	—

Total	$543,559	$68,094	$475,465	$—

	Balance as
	of July 31,
Current Assets	2010

Cash equivalents:
Money market accounts	$1,467	$1,467	$—	$—
Marketable securities:
Variable rate demand notes	230,728	—	230,728	—
Municipal securities	158,557	—	158,557	—
U.S. government securities	59,130	59,130	—	—
Corporate bonds	12,453	—	12,453	—
Asset-backed securities	8,961	—	8,961	—
Non Current Assets
Deferred compensation plan	3,815	3,815	—	—

Total	$475,111	$64,412	$410,699	$—

Chico’s FAS, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
July 30, 2011
(Unaudited)
(in thousands, except share and per share amounts)
Note 7. Subsequent Events
     In August 2011, the Company entered into an agreement to purchase Boston Proper, Inc., a privately held direct-to-consumer retailer, for total cash consideration of $205 million to be funded entirely from available cash balances. The transaction is expected to close in the third quarter of fiscal 2011 but is subject to customary closing conditions, including regulatory review.
     Since July 30, 2011, in accordance with the share repurchase program, the Company repurchased and retired approximately 3.2 million shares of stock for $40.0 million.

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
     Our financial performance reflects our progress in implementing these strategic initiatives. For the quarter, earnings per share increased 47%, net sales increased 18.5%, and comparable sales increased 12.8%, reflecting our compelling fashion offering and effective merchandise and marketing programs.
Financial Highlights for the Second Quarter of 2011
•	Net sales for the thirteen-week period ended July 30, 2011 (“current period”) increased 18.5% to $551.4 million compared to $465.4 million for the thirteen-week period ended July 31, 2010 (“prior period”), driven by 9% net square footage growth and by a comparable sales increase of 12.8% compared to an increase of 7.6% in the prior period.

•	Gross margin percentage for the current period increased to 56.1% from 55.7% in the prior period.

•	Selling, general and administrative (“SG&A”) expenses for the current period, as a percentage of total net sales, decreased to 43.6% from 45.5% in the prior period.

•	Operating income in the current period, as a percentage of total net sales, increased to 12.5% from 10.2% in the prior period.

•	Net income in the current period was $43.4 million compared to net income of $30.5 million in the prior period.

•	Earnings per diluted share for the current period increased to $0.25 compared to $0.17 in the prior period.

•	Cash and marketable securities at the end of the 2011 second quarter was $504.3 million, reflecting an increase of $16.9 million over last year’s second quarter.

Future Outlook
          For the third quarter of 2011, our assumptions are a mid-single digit increase in comparable sales accompanied by an approximate 9% increase in selling square footage, which should result in a total net sales increase in the low to mid teens for the quarter. We expect slight improvement in the gross margin rate and SG&A as a percentage of net sales compared to last year’s third quarter. We expect an increase in cost of goods sold and SG&A dollars, reflecting higher comparable sales and new store growth, as well as increases in marketing expense and performance-based compensation.
Results of Operations — Thirteen Weeks Ended July 30, 2011 Compared to the Thirteen Weeks Ended July 31, 2010.
The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of income for the periods shown below:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2011	2010	2010	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.4	42.9	43.9	44.3

Gross margin	57.6	57.1	56.1	55.7
Store and direct operating expenses	33.5	35.2	33.3	35.4
Marketing	4.8	5.0	3.8	3.9
National Store Support Center	6.3	6.1	6.5	6.2

Income from operations	13.0	10.8	12.5	10.2
Interest income, net	0.1	0.1	0.1	0.0

Income before income taxes	13.1	10.9	12.6	10.2
Income tax provision	4.9	3.9	4.7	3.7

Net income	8.2%	7.0%	7.9%	6.5%

          Net Sales
          The following table depicts net sales for the Chico’s/Soma and WH|BM brands in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2011 and July 31, 2010 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 30, 2011		July 31, 2010
Net Sales:
Chico’s/Soma Intimates	$374,324	67.9%	$319,660	68.7%
White House/ Black Market	177,125	32.1	145,711	31.3

Total net sales	$551,449	100.0%	$465,371	100.0%

     Net sales by the Chico’s/Soma and WH|BM brands increased from the prior period primarily due to positive comparable sales as well as new store openings. The Chico’s/Soma brands’ comparable sales increased by 11.9% and the WH|BM brand’s comparable sales increased by 14.9% compared to the prior period. Comparable sales growth in the second quarter reflects our compelling fashion offering and effective merchandise and marketing programs which drove increases in both average dollar sales and number of transactions.

          Cost of Goods Sold/Gross Margin
          The following table depicts cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended July 30, 2011 and July 31, 2010 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
Cost of goods sold	$242,122	$206,164
Gross margin	$309,327	$259,207
Gross margin percentage	56.1%	55.7%
          Gross margin as a percentage of net sales was 56.1% for the current period versus 55.7% for the prior period, a 40 basis point improvement primarily attributable to increased full-price selling partially offset by planned promotional activity.
          Selling, General and Administrative Expenses
          The following tables depict store and direct operating expenses, marketing, and National Store Support Center expenses in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2011 and July 31, 2010 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
Store and direct operating expenses	$183,461	$164,853
Percentage of total net sales	33.3%	35.4%
          Store and direct operating expenses as a percentage of net sales were 33.3% for the current period versus 35.4% for the prior period, a 210 basis point decrease, primarily reflecting the leverage achieved on store payroll and occupancy costs against the larger sales base.

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
Marketing	$21,073	$18,011
Percentage of total net sales	3.8%	3.9%

	Thirteen Weeks Ended
	July 30, 2011	July 31, 2010
National Store Support Center	$35,822	$28,982
Percentage of total net sales	6.5%	6.2%
          National Store Support Center (“NSSC”) expenses as a percentage of net sales were 6.5% in the current period versus 6.2% in the prior period, a 30 basis point increase primarily reflecting higher performance based compensation compared to last year.
          Provision for Income Taxes
          Our effective tax rate increased for the current period to 37.5% versus 36.2% in the prior period. Our effective tax rate was higher in the current period due primarily to favorable state audit settlements and state refund claims in the previous year.

Results of Operations — Twenty-Six Weeks Ended July 30, 2011 Compared to the Twenty-Six Weeks Ended July 31, 2010.
          Net Sales
          The following table depicts net sales for the Chico’s/Soma and WH|BM brands in dollars and as a percentage of total net sales for the year-to-date period ended July 30, 2011 and July 31, 2010 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 30, 2011		July 31, 2010
Net Sales:
Chico’s/Soma Intimates	$749,258	68.8%	$656,360	69.3%
White House/ Black Market	339,349	31.2	290,599	30.7

Total net sales	$1,088,607	100.0%	$946,959	100.0%

          Net sales by the Chico’s/Soma and WH|BM brands increased from the prior year-to-date period primarily due to positive comparable sales as well as new store openings. The Chico’s/Soma brands’ comparable sales increased by 9.7% and the WH|BM brand’s comparable sales increased by 11.1% compared to the prior year-to-date period. Comparable sales growth in the current year-to-date period reflects our compelling fashion offering and effective merchandising and marketing programs which drove increases in both average dollar sales and number of transactions.
          Cost of Goods Sold/Gross Margin
          The following table depicts cost of goods sold and gross margin in dollars and the related gross margin percentages for the twenty-six weeks ended July 30, 2011 and July 31, 2010 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Cost of goods sold	$461,617	$406,173
Gross margin	$626,990	$540,786
Gross margin percentage	57.6%	57.1%
          Gross margin as a percentage of sales was 57.6% for the current year-to-date period versus 57.1% for the prior year-to-date period, a 50 basis point improvement primarily attributable to increased full-price selling partially offset by planned promotional activity.
          Selling, General and Administrative Expenses
          The following tables depict store and direct operating expenses, marketing, and National Store Support Center expenses in dollars and as a percentage of total net sales for the twenty-six weeks ended July 30, 2011 and July 31, 2010 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Store and direct operating expenses	$364,977	$333,501
Percentage of total net sales	33.5%	35.2%
          Store and direct operating expenses as a percentage of net sales were 33.5% for the current year-to-date period versus 35.2% for the prior year-to-date period, a 170 basis point improvement primarily reflecting the leverage achieved on store payroll and occupancy costs against the larger sales base.

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
Marketing	$51,971	$47,091
Percentage of total net sales	4.8%	5.0%
          Marketing expenses as a percentage of net sales were 4.8% for the current year-to-date period versus 5.0% for the prior year-to-date period, a 20 basis point improvement primarily reflecting the leverage achieved on marketing expenses against the larger sales base.

	Twenty-Six Weeks Ended
	July 30, 2011	July 31, 2010
National Store Support Center	$68,253	$57,782
Percentage of total net sales	6.3%	6.1%
          NSSC expenses as a percentage of net sales were 6.3% for the current year-to-date period versus 6.1% for the prior year-to-date period, a 20 basis point increase primarily reflecting higher performance based compensation.
          Provision for Income Taxes
          Our effective tax rate for the current year-to-date period is 37.4% versus 36.2% for the prior year-to-date period. Our effective tax rate was higher in the current year-to-date period due primarily to favorable state audit settlements, state refund claims and the restoration of a state tax receivable due to a favorable ruling in the previous year.
Liquidity and Capital Resources
          We believe that our existing cash, and marketable securities balances and cash generated from operations will be sufficient to fund: the $205 million acquisition of Boston Proper, Inc., potential share repurchases, dividend payments, capital expenditures, working capital needs, commitments, and other liquidity requirements associated with our operations through at least the next 12 months. Furthermore, while it is our intention to continue to pay a quarterly cash dividend in the future, any determination to pay future dividends will be made by the Board of Directors and will depend on our future earnings, financial condition, and other factors.
          Our ongoing capital requirements will continue to be for: new, expanded, relocated and remodeled stores; our distribution center and other central support facilities; the planned expansion of our NSSC campus; and information technology tools.
          Operating Activities
          Net cash provided by operating activities was $122.5 million and $109.9 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The $12.6 million increase in cash flows from operating activities in the current period in comparison to the prior period primarily reflects higher net income and deferred taxes partially offset by investment in inventory.
          Investing Activities
          Net cash provided by investing activities for the twenty-six weeks ended July 30, 2011 was $29.9 million compared to $117.3 million used for the twenty-six weeks ended July 31, 2010. The net change of $147.2 million primarily reflects the net decrease in marketable securities in the current year-to-date period versus the net increase in marketable securities in the prior year-to-date period.

          Financing Activities
          Net cash used in financing activities was $111.0 million and $12.1 million during the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively. The approximate $99 million increase in cash used in financing activities primarily reflects repurchases of common stock in the current year-to-date period.
          Credit Facility
          On July 27, 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent. The Credit Facility replaces our previous $55 million secured credit facility with SunTrust Bank.
          The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides the Company the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million.
          The Credit Facility contains standard affirmative and negative covenants and other limitations (subject to various carve-outs) regarding the Company. The covenants limit: (a) the making of investments, the payment of dividends and other payments with respect to capital, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) the incurrence of liens and indebtedness, and (d) certain substantial changes in the nature of the subsidiaries business.
          The Credit Facility contains customary financial covenants for unsecured credit facilities, consisting of a maximum total debt leverage ratio that cannot be greater than 3.25 to 1.00 and a minimum fixed charge coverage ratio that cannot be less than 1.20 to 1.00.
          The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated or the Credit Facility may be terminated.
          New Store Openings
          During the first six months of fiscal 2011, we had 67 net store openings consisting of 15 Chico’s net openings, 34 Soma net openings, and 18 WH|BM net openings. Currently, we expect our overall square footage in fiscal 2011 to increase approximately 9%, reflecting approximately 20-22 net openings of Chico’s stores, 27-29 net openings of WH|BM stores, approximately 51-53 net openings of Soma stores, and 25-27 relocations/expansions. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The market risk of our financial instruments as of July 30, 2011 has not significantly changed since January 29, 2011. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.
          Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of July 30, 2011, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future except for the continuing use of the letter of credit facility portion thereof.
          Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, including municipal bonds, asset-backed securities, corporate bonds, commercial paper, certificates of deposit, and U.S. Treasury securities. The portfolio as of July 30, 2011, consisted of $265.5 million of securities with maturity dates less than one year and $182.7 million with maturity dates over one year and less than or equal to two years. We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. As of July 30, 2011, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $3.7 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $1.6 million.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          The Company was named as a defendant in a putative class action filed in February 2011 in the Superior Court of the State of California for the County of Orange, Lorraine V. Garcia v. Chico’s FAS, Inc. The Complaint alleges that the Company, in violation of California law, requested or required customers to provide personal information as a condition of accepting payment by credit card. The Company denied the material allegations of the Complaint. The case was wholly without merit and, in July 2011, the plaintiff voluntarily dismissed her complaint, without receiving anything of value from the Company.
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
ITEM 1A. RISK FACTORS
          In addition to the other information discussed in this report, the factors described in Part I, Item 1A, “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the SEC on March 22, 2011 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2010 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

				Approximate
			Total	Dollar Value
			Number of	of Shares that
			Shares	May Yet Be
			Purchased as	Purchased
	Total		Part of	Under the
	Number of	Average	Publicly	Publicly
	Shares	Price Paid	Announced	Announced
Period	Purchased(a)	per Share	Plans	Plans
May 1, 2011 to May 28, 2011	1,833,267	$14.26	1,832,199	$119,224
May 29, 2011 to July 2, 2011	2,469,725	$14.18	2,468,563	$84,205
July 3, 2011 to July 30, 2011	—	$—	—	$84,205

Total	4,302,992	$14.21	4,300,762	$84,205

(a)	Includes 2,230 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
ITEM 6. EXHIBITS
(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with two asterisks have been previously filed with the SEC as indicated and are incorporated herein by this reference):

Exhibit 2.1*	Agreement and Plan of Merger dated as of August 16, 2011 by and among the Company, Harbor DTC, Inc., Boston Proper, Inc. and others

Exhibit 10.1	2002 Amended and Restated Employee Stock Purchase Plan

Exhibit 10.2**	Employment letter agreement between the Company and Pamela K. Knous (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on June 23, 2011)

Exhibit 10.3**	Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of July 27, 2011 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on July 29, 2011)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish any such omitted exhibit or schedule supplementally to the SEC upon request.

**	Previously filed with the SEC as indicated and incorporated herein by this reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.
Date: August 24, 2011	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer (Principal Executive Officer)

Date: August 24, 2011	By:	/s/ Pamela K. Knous
Pamela K. Knous Executive Vice President
Chief Financial Officer (Principal Financial and Accounting Officer)