Form 10-Q
period 2011-10-29
CHICOS FAS INC
filed 2011-11-23
CIK 897429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: October 29, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

At November 18, 2011, there were 167,683,441 shares outstanding of Common Stock, $.01 par value per share.

Chico’s FAS, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Chico’s FAS, Inc. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net Sales:

Chico’s/Soma Intimates	$1,106,466	$993,989	$357,208	$337,629
White House | Black Market	509,677	435,992	170,328	145,393
Boston Proper	11,010	—	11,010	—

Net sales	1,627,153	1,429,981	538,546	483,022

Cost of goods sold	698,655	614,128	237,038	207,955

Gross margin	928,498	815,853	301,508	275,067

Selling, general and administrative expenses:

Store and direct operating expenses	549,391	503,226	184,414	169,726
Marketing	90,979	79,019	39,008	31,928
National Store Support Center	99,353	87,035	31,100	29,252
Acquisition and integration costs	4,985	—	4,985	—

Total selling, general and administrative expenses	744,708	669,280	259,507	230,906

Income from operations	183,790	146,573	42,001	44,161
Interest income, net	1,386	1,327	566	483

Income before income taxes	185,176	147,900	42,567	44,644
Income tax provision	69,400	53,200	16,100	15,800

Net income	$115,776	$94,700	$26,467	$28,844

Per share data:

Net income per common share-basic	$0.67	$0.53	$0.16	$0.16

Net income per common & common equivalent share–diluted	$0.66	$0.53	$0.16	$0.16

Weighted average common shares outstanding–basic	170,912	177,028	166,519	176,215

Weighted average common & common equivalent shares outstanding–diluted	172,092	178,320	167,575	177,262

Dividends declared per share	$0.15	$0.12	—	—

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	October 29,	January 29,	October 30,
	2011	2011	2010
	(Unaudited)		(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$49,485	$14,695	$21,930
Marketable securities, at fair value	190,328	534,019	483,622
Receivables	5,735	3,845	4,901
Income tax receivable	6,279	6,565	12,814
Inventories	247,530	159,814	179,110
Prepaid expenses	32,472	26,851	23,442
Deferred taxes	11,738	10,976	14,347

Total Current Assets	543,567	756,765	740,166

Property and Equipment:
Land and land improvements	43,631	42,468	42,351
Building and building improvements	96,712	89,328	87,246
Equipment, furniture and fixtures	487,975	428,217	420,420
Leasehold improvements	448,357	426,141	425,237

Total Property and Equipment	1,076,675	986,154	975,254
Less accumulated depreciation and amortization	(534,313)	(468,777)	(447,354)

Property and Equipment, Net	542,362	517,377	527,900

Other Assets:
Goodwill	238,952	96,774	96,774
Other intangible assets	133,201	38,930	38,930
Deferred taxes	—	964	1,027
Other assets, net	6,660	5,211	5,112

Total Other Assets	378,813	141,879	141,843

	$1,464,742	$1,416,021	$1,409,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$144,196	$106,680	$101,086
Accrued liabilities	114,232	94,837	107,941
Current portion of deferred liabilities	21,027	19,760	19,905

Total Current Liabilities	279,455	221,277	228,932

Noncurrent Liabilities:
Deferred liabilities	173,097	129,837	132,665

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,676	1,779	1,776
Additional paid-in capital	297,480	282,528	279,227
Retained earnings	712,766	780,212	766,619
Accumulated other comprehensive income	268	388	690

Total Stockholders’ Equity	1,012,190	1,064,907	1,048,312

	$1,464,742	$1,416,021	$1,409,909

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010
Cash Flows from Operating Activities:
Net income	$115,776	$94,700

Adjustments to reconcile net income to net cash provided by operating activities — Depreciation and amortization	72,952	70,218
Deferred tax expense	11,399	29,828
Stock-based compensation expense	11,051	8,874
Excess tax benefit from stock-based compensation	(1,758)	(1,223)
Deferred rent and lease credits	(14,106)	(12,053)
Loss on disposal of property and equipment	2,603	1,912
Decrease (increase) in assets, net of effects of acquisition — Receivables, net	(1,723)	(978)
Income tax receivable	5,086	(12,503)
Inventories	(73,485)	(40,593)
Prepaid expenses and other	(4,722)	737
Increase in liabilities, net of effects of acquisition — Accounts payable	29,131	21,850
Accrued and other deferred liabilities	28,805	16,138

Total adjustments	65,233	82,207

Net cash provided by operating activities	181,009	176,907

Cash Flows from Investing Activities:
Decrease (increase) in marketable securities	343,570	(96,836)
Acquisition of Boston Proper, Inc., net of cash acquired	(212,733)	—
Purchases of property and equipment, net	(98,174)	(58,501)

Net cash provided by (used in) investing activities	32,663	(155,337)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	3,567	2,137
Excess tax benefit from stock-based compensation	1,758	1,223
Dividends paid	(25,888)	(21,389)
Repurchase of common stock	(157,905)	(18,654)
Cash paid for deferred financing costs	(414)	—

Net cash used in financing activities	(178,882)	(36,683)

Net increase (decrease) in cash and cash equivalents	34,790	(15,113)
Cash and Cash Equivalents, Beginning of period	14,695	37,043

Cash and Cash Equivalents, End of period	$49,485	$21,930

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$244	$212
Cash paid for income taxes, net	$51,234	$40,538
Non-Cash Investing and Financing Activities:
Repossession of land in satisfaction of note receivable	$—	$20,000

See Accompanying Notes.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 29, 2011

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

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended October 29, 2011 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Note 2. New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of goodwill for impairment. This guidance provides companies the option to assess qualitative factors to determine if it is more likely than not goodwill will be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This accounting standard is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company plans to early adopt this guidance and does not expect its adoption to have a material impact on our financial position and results of operations.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity was eliminated. This accounting standard is effective for periods beginning on or after December 15, 2011. Other than the change in presentation, this accounting standard will not have a material impact on our financial position and results of operations.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 29, 2011

(Unaudited)

(in thousands, except share and per share amounts)

Note 3. Acquisition of Boston Proper

On September 19, 2011, we acquired all of the outstanding equity of Boston Proper, Inc. (“Boston Proper”), a privately held direct-to-consumer (“DTC”) retailer of distinctive women’s apparel and accessories. Total cash consideration was approximately $213 million, $205 million for the common stock, stock options and certain transaction related expenses and approximately $8 million for incremental working capital generated after the signing of the merger agreement and prior to closing of the transaction. This incremental working capital is subject to adjustment by December 2, 2011. The cash paid at closing was funded by available cash balances. An escrow in the aggregate amount of $15 million of the merger consideration was established at the closing to secure the indemnification and other obligations of Boston Proper shareholders and certain covenants under the merger agreement.

We incurred certain acquisition and integration costs totaling approximately $5.0 million, consisting of professional service fees and employee-related benefit costs, which are reflected as a separate line item on the accompanying consolidated statements of income. We expect to incur additional acquisition and integration costs in future periods as we integrate the Boston Proper business into our corporate structure.

We believe that the acquisition provides us with the potential to grow both our DTC business and market share. The results of operations for Boston Proper are included in the consolidated statements of income beginning September 20, 2011. The impact of the acquisition to our results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

We allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. None of the goodwill acquired is deductible for tax purposes.

Intangible assets not subject to amortization consist of $51.2 million related to the Boston Proper tradename. Intangible assets subject to amortization consist of $43.6 million in customer relationships and are being amortized, on a straight-line basis, over a period of 10 years. Amortization expense for both the thirteen and thirty-nine weeks ended October 29, 2011 was approximately $0.5 million. For fiscal 2011, we expect to record total amortization expense of approximately $1.6 million. For fiscal years 2012 through 2016, we expect to record annual amortization expense of approximately $4.4 million in each fiscal year.

The purchase price was allocated as follows as of September 19, 2011:

Current assets	$22,379
Current liabilities	(12,737)
Non-current assets
Goodwill	142,178
Intangibles- tradename	51,200
Intangibles-customer relationships	43,580
Other	1,874
Non-current deferred tax liabilities	(35,741)

Total purchase price	$212,733

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending finalization of management’s analysis.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 29, 2011

(Unaudited)

(in thousands, except share and per share amounts)

Note 4. Income Taxes

Our effective tax rate increased for the current thirteen-week period to 37.8% versus 35.4% in the prior period. Our effective tax rate was higher in the current quarter compared to last year due to a favorable state income tax audit settlement last year as well as the non-deductibility of certain Boston Proper acquisition and integration costs in the current period.

Note 5. Stock-Based Compensation

For the thirty-nine weeks ended October 29, 2011 and October 30, 2010, stock-based compensation expense was $11.1 million and $8.9 million, respectively, and for the thirteen weeks ended October 29, 2011 and October 30, 2010, stock-based compensation expense was $2.7 million and $2.9 million, respectively. The total tax benefit associated with stock-based compensation for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 was $4.2 million and $3.4 million, respectively, and for the thirteen weeks ended October 29, 2011 and October 30, 2010, the total tax benefit associated with stock-based compensation was $1.0 million and $1.1 million, respectively. We recognize stock-based compensation costs, net of a forfeiture rate, for only those shares expected to vest on a straight-line basis over the requisite service period of the award.

We use the Black-Scholes option-pricing model to value our stock options. The weighted average assumptions relating to the valuation of our stock options for the thirty-nine and thirteen weeks ended October 29, 2011 and October 30, 2010 were as follows:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Weighted average fair value of grants	$6.61	$6.70	$5.68	$4.27
Expected volatility	66%	66%	65%	67%
Expected term (years)	4.5	4.5	4.5	4.5
Risk-free interest rate	1.8%	2.0%	0.8%	1.2%
Expected dividend yield	1.5%	1.1%	1.6%	1.8%

Stock-Based Awards Activity

As of October 29, 2011, approximately 5.1 million shares remain available for future grants of either stock options, restricted stock or restricted stock units, stock appreciation rights or performance shares.

The following table presents a summary of our stock options activity for the thirty-nine weeks ended October 29, 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	6,033,101	$12.87
Granted	1,677,000	13.59
Exercised	(475,128)	5.73
Canceled or expired	(705,400)	18.03

Outstanding, end of period	6,529,573	13.02

Exercisable at October 29, 2011	3,601,533	14.55

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 29, 2011

(Unaudited)

(in thousands, except share and per share amounts)

The following table presents a summary of our restricted stock activity for the thirty-nine weeks ended October 29, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	1,430,335	$9.27
Granted	900,177	13.57
Vested	(261,079)	10.63
Canceled	(172,433)	10.89

Nonvested, end of period	1,897,000	10.98

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

Note 6. Earnings Per Share

In accordance with accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For us, participating securities are generally comprised of unvested restricted stock awards.

Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 29, 2011

(Unaudited)

(in thousands, except share and per share amounts)

Note 6. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Numerator
Net income	$115,776	$94,700	$26,467	$28,844
Net income allocated to participating securities	(1,462)	(731)	(362)	(288)

Net income available to common shareholders	$114,314	$93,969	$26,105	$28,556

Denominator

Weighted average common shares outstanding – basic	170,912,046	177,027,767	166,518,711	176,215,239
Dilutive effect of stock options outstanding	1,179,739	1,292,095	1,056,062	1,046,809

Weighted average common and common equivalent shares outstanding – diluted	172,091,785	178,319,862	167,574,773	177,262,048

Net income per common share:
Basic	$0.67	$0.53	$0.16	$0.16

Diluted	$0.66	$0.53	$0.16	$0.16

For the thirteen weeks ended October 29, 2011 and October 30, 2010, 3,830,402 and 3,785,990 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares would have been anti-dilutive.

For the thirty-nine weeks ended October 29, 2011 and October 30, 2010, 3,751,480 and 3,349,846 potential shares of common stock, respectively, were excluded from the computation of diluted EPS relating to stock option awards because the effect of including these potential shares would have been anti-dilutive.

Note 7. Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of cash and cash equivalents, marketable securities, trade receivables and trade payables approximate current fair value due to the short-term nature of the instruments.

Marketable securities are classified as available-for-sale and generally consist of municipal bonds, asset-backed securities, corporate bonds, commercial paper, certificates of deposit, and U.S. Government, including governmental agency securities. As of October 29, 2011, our holdings consisted of $124.3 million of securities with maturity dates less than one year and $66.0 million with maturity dates over one year and less than or equal to two years.

We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. Marketable securities are carried

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 29, 2011

(Unaudited)

(in thousands, except share and per share amounts)

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

During the quarter ended October 29, 2011, we did not make significant transfers between Level 1 and Level 2 financial assets. Furthermore, as of October 29, 2011, January 29, 2011 and October 30, 2010, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 29, 2011

(Unaudited)

(in thousands, except share and per share amounts)

Note 7. Fair Value Measurements (continued)

In accordance with the provisions of the guidance, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance as of October 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash equivalents:
Money market accounts	$1,312	$1,312	$—	$—
Marketable securities:
Municipal securities	68,405	—	68,405	—
U.S. government securities	58,575	35,454	23,121	—
Corporate bonds	61,296	—	61,296	—
Asset-backed securities	—	—	—	—
Commercial paper	—	—	—	—
Certificates of deposit	2,052	—	2,052	—
Non Current Assets
Deferred compensation plan	4,042	4,042	—	—

Total	$195,682	$40,808	$154,874	$—

	Balance as of January 29, 2011
Current Assets
Cash equivalents:
Money market accounts	$5,397	$5,397	$—	$—
Marketable securities:
Variable rate demand notes	319,220	—	319,220	—
Municipal securities	151,159	—	151,159	—
U.S. government securities	58,554	58,554	—	—
Corporate bonds	2,055	—	2,055	—
Asset-backed securities	3,031	—	3,031	—
Non Current Assets
Deferred compensation plan	4,143	4,143	—	—

Total	$543,559	$68,094	$475,465	$—

	Balance as of October 30, 2010
Current Assets
Cash equivalents:
Money market accounts	$629	$629	$—	$—
Marketable securities:
Variable rate demand notes	273,187	—	273,187	—
Municipal securities	143,950	—	143,950	—
U.S. government securities	58,949	58,949	—	—
Corporate bonds	2,170	—	2,170	—
Asset-backed securities	5,366	—	5,366	—
Non Current Assets
Deferred compensation plan	3,996	3,996	—	—

Total	$488,247	$63,574	$424,673	$—

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 29, 2011

(Unaudited)

(in thousands, except share and per share amounts)

Note 8. Subsequent Events

On November 17, 2011 our Board of Directors declared a quarterly cash dividend of $0.05 per share on our common stock. The dividend will be payable on December 19, 2011 to shareholders of record at the close of business on December 5, 2011. While it is our intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

Also, on November 17, 2011, our Board approved a new share repurchase program and cancelled in its entirety the prior share repurchase program, which had $24.2 million remaining. On November 21, 2011, the Company announced a new $200 million share repurchase program of our outstanding common stock, effective November 23, 2011. We intend to fund the repurchase program from cash on hand and retire any shares repurchased. However, we have no obligation to repurchase shares under this authorization, and the timing, actual number and value of shares to be purchased depends on a number of factors including Company performance, available cash balances, our stock price and other market conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2010 Annual Report to Stockholders.

Executive Overview

We are a national specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing gift items operating under the Chico’s, White House | Black Market (“WH|BM”), Soma Intimates (“Soma”) and Boston Proper brand names. We earn revenues and generate cash through the sale of merchandise in our retail stores, on our various websites and through our call centers, which take orders for all of our brands.

During the third quarter of fiscal 2011, we successfully completed our acquisition of Boston Proper, a direct-to-consumer (“DTC”) retailer of distinctive women’s apparel and accessories. We expect that Boston Proper will be accretive to earnings in the first full year following its acquisition before giving any consideration to potential synergies coming from various corporate activities including marketing, catalog circulation and merchandise sourcing.

For fiscal 2011, we established and are focused on the following goals: 1) rebuilding the Chico’s business into a high performance brand, 2) investing in the growth potential of the WH|BM and Soma brands, 3) accelerating the growth of the DTC channel, and 4) improving our cost structure and maintaining inventory control. With the acquisition of Boston Proper, we are also focused on integrating Boston Proper with the Company in a timely and cost-efficient manner.

In February 2009, we also established a stretch financial goal of approaching a level of profitability in the current year comparable to what we achieved in fiscal 2005, previously our highest earnings year. While we believed that it was possible to achieve this stretch goal based on first half results, our financial results for the third quarter lead us to conclude that we will not reach this goal in fiscal 2011. We continue, however, to remain focused on delivering meaningful year-over-year growth in earnings per share.

Earnings per diluted share for the 2011 third quarter were $0.16 compared to $0.16 in last year’s third quarter. These results include acquisition and integration costs of approximately $3.5 million, net of tax, or $0.02 per diluted share. Additionally, 2011 third quarter results include approximately six weeks of Boston Proper’s operations.

Financial Highlights for the Third Quarter of 2011

•

Net sales for the thirteen-week period ended October 29, 2011 (“current period”) increased 11.5% to $538.5 million compared to $483.0 million for the thirteen-week period ended October 30, 2010 (“prior period”). Consolidated comparable sales increased 3.7% for the quarter following a 5.5% increase for the same period last year reflecting increases in average dollar sale and transaction count.

•

Gross margin percentage as a percentage of net sales was 56.0% for the current period versus 57.0% for the prior period, a decrease of 100 basis points attributable to higher discounting for the Chico’s brand as a result of a soft sales environment partially offset by higher margins at the WH|BM and Soma Intimates brands due to increased full-price selling and effective promotional activities.

•

Selling, general and administrative (“SG&A”) expenses for the third quarter were $259.5 million, or 48.2% of net sales. Excluding $5.0 million of non-recurring acquisition and integration costs consisting of professional service fees and employee benefit related costs, SG&A expenses were $254.5 million, or 47.3% of net sales, a 50 basis point improvement from 47.8% of net sales for last year’s third quarter primarily attributable to the sales leverage impact on occupancy costs as well as lower performance based compensation, partially offset by increased marketing expenses.

Future Outlook

For the fourth quarter of 2011, our assumptions are a mid single digit increase in comparable sales accompanied by an approximate 8% net increase in selling square footage. These anticipated increases along with a full quarter of Boston Proper’s sales, should result in a total net sales percentage increase in the mid teens for the quarter. We expect gross margin, as a rate of sales, will decline in the range of 100-200 basis points compared to last year’s fourth quarter. Also, we expect SG&A, as a rate of sales, to be in the range of flat to a 50 basis point improvement compared to last year’s fourth quarter. We expect SG&A dollars to increase by approximately 15%, and do not anticipate any material nonrecurring items in the fourth quarter. Our assumptions also include an effective income tax rate of approximately 37.5%.

Results of Operations – Thirteen Weeks Ended October 29, 2011 Compared to the Thirteen Weeks Ended October 30, 2010.

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of income for the periods shown below:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.9	42.9	44.0	43.0

Gross margin	57.1	57.1	56.0	57.0
Store and direct operating expenses	33.8	35.2	34.2	35.1
Marketing	5.6	5.5	7.3	6.6
National Store Support Center	6.1	6.1	5.8	6.1
Acquisition and integration costs	0.3	—	0.9	—

Income from operations	11.3	10.3	7.8	9.2
Interest income, net	0.1	0.0	0.1	0.1

Income before income taxes	11.4	10.3	7.9	9.3
Income tax provision	4.3	3.7	3.0	3.3

Net income	7.1%	6.6%	4.9%	6.0%

Net Sales

The following table depicts net sales for the Chico’s/Soma, WH|BM and Boston Proper brands in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2011 and October 30, 2010 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 29, 2011		October 30, 2010

Net sales:
Chico’s/Soma Intimates	$357,208	66.3%	$337,629	69.9%
White House | Black Market	170,328	31.6	145,393	30.1
Boston Proper	11,010	2.1	—	—

Total net sales	$538,546	100.0%	$483,022	100.0%

Net sales for the quarter increased 11.5% to $538.5 million from $483.0 million in last year’s third quarter. Consolidated comparable sales increased 3.7% for the quarter following a 5.5% increase for the same period last year reflecting increases in average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased 0.6% following a 3.6% increase for the same period last year and the White House | Black Market (“WH|BM”) brand’s comparable sales increased 11.0% following a 10.2% increase for the same period last year. Boston Proper’s sales are excluded from the comparable sales calculation until twelve full months after the acquisition.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirteen weeks ended October 29, 2011 and October 30, 2010 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010

Cost of goods sold	$237,038	$207,955
Gross margin	$301,508	$275,067
Gross margin percentage	56.0%	57.0%

Gross margin as a percentage of net sales was 56.0% for the current period versus 57.0% for the prior period, a decrease of 100 basis points attributable to higher discounting for the Chico’s brand as a result of a soft sales environment partially offset by higher margins at the WH|BM and Soma Intimates brands due to increased full-price selling and effective promotional activities.

Selling, General and Administrative Expenses

The following tables depict store and direct operating expenses, marketing expenses, National Store Support Center expenses and acquisition and integration costs in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2011 and October 30, 2010 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010

Store and direct operating expenses	$184,414	$169,726
Percentage of total net sales	34.2%	35.1%

Store and direct operating expenses as a percentage of net sales were 34.2% for the current period versus 35.1% for the prior period, a 90 basis point decrease, primarily reflecting the sales leverage achieved on store occupancy costs.

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010

Marketing	$39,008	$31,928
Percentage of total net sales	7.3%	6.6%

Marketing expenses as a percentage of net sales were 7.3% for the current period versus 6.6% for the prior period, a 70 basis point increase, primarily reflecting $3.0 million in marketing costs related to the Boston Proper brand, which has a higher marketing rate to sales than our other brands.

	Thirteen Weeks Ended
	October 29, 2011	October 30, 2010

National Store Support Center	$31,100	$29,252
Percentage of total net sales	5.8%	6.1%

National Store Support Center (“NSSC”) expenses as a percentage of net sales were 5.8% in the current period versus 6.1% in the prior period, a 30 basis point improvement primarily due to a decrease in performance based compensation compared to last year.

Thirteen Weeks Ended
October 29, 2011

Acquisition and integration costs	$4,985
Percentage of total net sales	0.9%

Acquisition and integration costs as a percentage of net sales were 0.9% in the current period and primarily consisted of professional service fees and employee-related benefit costs totaling approximately $5.0 million, or $3.5 million, net of tax.

Provision for Income Taxes

Our effective tax rate increased for the current period to 37.8% versus 35.4% in the prior period. Our effective tax rate was higher in the current quarter compared to last year due to a favorable state income tax audit settlement last year as well as the non-deductibility of certain Boston Proper acquisition and integration costs in the current period.

Results of Operations – Thirty-Nine Weeks Ended October 29, 2011 Compared to the Thirty-Nine Weeks Ended October 30, 2010.

Net Sales

The following table depicts net sales for the Chico’s/Soma, WH|BM and Boston Proper brands in dollars and as a percentage of total net sales for the year-to-date period ended October 29, 2011 and October 30, 2010 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2011		October 30, 2010

Net sales:
Chico’s/Soma Intimates	$1,106,466	68.0%	$993,989	69.5%
White House | Black Market	509,677	31.3	435,992	30.5
Boston Proper	11,010	0.7	—	—

Total net sales	$1,627,153	100.0%	$1,429,981	100.0%

Net sales by the Chico’s/Soma and WH|BM brands increased from the prior year-to-date period due primarily to positive comparable sales as well as new store openings. The Chico’s/Soma brands’ comparable sales increased by 6.6% compared to the prior year-to-date period, and the WH|BM brand’s comparable sales increased by 11.1% compared to the prior year-to-date period. Comparable sales growth in the current year-to-date period reflects our compelling fashion offerings and effective merchandising and marketing strategies which drove increases in average dollar sales and number of transactions. Boston Proper’s results are excluded from our comparable sales calculation until twelve full months after the acquisition.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and the related gross margin percentages for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010

Cost of goods sold	$698,655	$614,128
Gross margin	$928,498	$815,853
Gross margin percentage	57.1%	57.1%

Gross margin as a percentage of sales was 57.1% for the current year-to-date period, flat compared to the prior year-to-date period. Improved full-price selling and effective promotional activity was offset by higher discounting at the Chico’s brand during the 2011 third quarter.

Selling, General and Administrative Expenses

The following tables depict store and direct operating expenses, marketing expenses, National Store Support Center expenses and acquisition and integration costs in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 29, 2011 and October 30, 2010 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010

Store and direct operating expenses	$549,391	$503,226
Percentage of total net sales	33.8%	35.2%

Store and direct operating expenses as a percentage of net sales were 33.8% for the current year-to-date period versus 35.2% for the prior year-to-date period, a 140 basis point improvement primarily reflecting the sales leverage achieved on store payroll and occupancy costs.

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010

Marketing	$90,979	$79,019
Percentage of total net sales	5.6%	5.5%

	Thirty-Nine Weeks Ended
	October 29, 2011	October 30, 2010

National Store Support Center	$99,353	$87,035
Percentage of total net sales	6.1%	6.1%

Thirty-Nine Weeks Ended
October 29, 2011

Acquisition and integration costs	$4,985
Percentage of total net sales	0.3%

Acquisition and integration costs as a percentage of net sales were 0.3% in the current year-to-date period and primarily consisted of professional service fees and employee-related benefit costs totaling approximately $5.0 million, or $3.5 million, net of tax.

Provision for Income Taxes

Our effective tax rate for the current year-to-date period is 37.5% versus 36.0% for the prior year-to-date period. Our effective tax rate was higher in the current year-to-date period due primarily to favorable state audit settlements in the previous year as well as the non-deductibility of certain Boston Proper acquisition and integration costs in the current period.

Liquidity and Capital Resources

We believe that our existing cash, and marketable securities balances and cash generated from operations will be sufficient to fund capital expenditures, working capital needs, dividend payments, potential share repurchases, commitments, and other liquidity requirements associated with our operations through at least the next 12 months. Furthermore, while it is our intention to continue to pay a quarterly cash dividend in the future, any determination to pay future dividends will be made by the Board of Directors and will depend on our future earnings, financial condition, and other factors.

Our ongoing capital requirements will continue to be for: new, expanded, relocated and remodeled stores; our distribution center and other central support facilities; the planned expansion of our NSSC campus; and information technology tools.

Operating Activities

Net cash provided by operating activities was $181.0 million and $176.9 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The $4.1 million increase in cash flows from operating activities in the current period in comparison to the prior period primarily reflects higher net income and deferred taxes mostly offset by investment in inventory.

Investing Activities

Net cash provided by investing activities for the thirty-nine weeks ended October 29, 2011 was $32.7 million compared to $155.3 million used for the thirty-nine weeks ended October 30, 2010. The net change of $188.0 million primarily reflects the use of marketable securities in the current year-to-date period to consummate the Boston Proper acquisition.

Financing Activities

Net cash used in financing activities was $178.9 million and $36.7 million during the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. The approximate $142.2 million increase in cash used in financing activities primarily reflects repurchases of common stock in the current year-to-date period.

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

New Store Openings

During the first nine months of fiscal 2011, we had 98 net store openings consisting of 21 Chico’s net openings, 20 WH|BM net openings and 57 Soma net openings. Currently, we expect our overall square footage in fiscal 2011 to increase approximately 8%, reflecting approximately 21-23 net openings of Chico’s stores, 25-27 net openings of WH|BM stores, approximately 50 net openings of Soma stores, and 26-28 relocations/expansions. In fiscal 2012, we currently expect to open approximately 98-116 net new stores. Of this total, we expect 22-28 net openings of Chico’s stores, 53-59 net openings of WH/BM stores and 23-29 net openings of Soma stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

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

Certain Factors That May Affect Future Results

This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding future growth rates of our brands. The statements may address items such as future sales, gross margin expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, we may issue press releases and other written communications, and our representatives may make oral statements, which contain forward-looking information.

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

These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, our ability to secure and maintain customer acceptance of styles and store concepts, the propriety of inventory mix and sizing, the quality of merchandise received from suppliers, the extent and nature of competition in the markets in which we operate, the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability of our suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of our new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand our NSSC, distribution centers and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate DTC sales operations, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate the Chico’s, WH|BM, Soma and Boston Proper merchandise divisions, the ability to secure our facilities and systems and those of our third party service providers from, among other things, cybersecurity breaches, acts of vandalism, computer viruses or similar events, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to our reliance on sourcing from foreign suppliers, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.

The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of October 29, 2011 has not significantly changed since January 29, 2011. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of October 29, 2011, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, including municipal bonds, asset-backed securities, corporate bonds, commercial paper, certificates of deposit, and U.S. Government, including governmental agency securities. The portfolio as of October 29, 2011, consisted of $124.3 million of securities with maturity dates less than one year and $66.0 million with maturity dates over one year and less than or equal to two years. We consider all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets. As of October 29, 2011, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.4 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.7 million.

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

The Company was named as a defendant in a putative class action filed in October 2011 in the Superior Court of the State of California for the County of San Diego, Leslie Golba v. White House | Black Market, Inc. The Complaint alleges that the Company, in violation of California law, requested or required customers to provide personal information as a condition of accepting payment by credit card. The Company has only recently been served with the Complaint, has not yet filed its response, but will do so in a timely manner. Based on our initial assessment, however, the Company believes that the case is without merit and, as a result, should not have a material adverse effect on the Company’s financial condition or results of operations.

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

The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans(b)
July 31, 2011 to August 27, 2011	3,826,594	$12.60	3,824,137	$35,964

August 28, 2011 to October 1, 2011	908,253	$12.93	908,253	$24,212

October 2, 2011 to October 29, 2011	—	$—	—	$24,212

Total	4,734,847	$12.67	4,732,390	$24,212

(a)	Includes 2,457 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b)	This program was cancelled.

For additional share repurchase program information, see Note 8 to the consolidated financial statements included in Item 1. Financial Statements.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with two asterisks have been previously filed with the SEC as indicated and are incorporated herein by this reference):

Exhibit 10.1	Amendment No. 1 to Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of September 14, 2011

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	November 23, 2011	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 23, 2011	By:	/s/ Pamela K. Knous
Pamela K. Knous
Executive Vice President
Chief Financial Officer
(Principal Financial and Accounting Officer)