Form 10-K
period 2012-01-28
CHICOS FAS INC
filed 2012-03-21
CIK 897429

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

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

(239) 277-6200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐        No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Approximately $2,556,000,000 as of July 30, 2011 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on August 1, 2011).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share — 167,447,589 shares as of March 14, 2012.

Documents incorporated by reference:

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 21, 2012.

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE

YEAR ENDED JANUARY 28, 2012

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See “Item 1A. Risk Factors.”

ITEM 1.	BUSINESS

Overview

Chico’s FAS, Inc.1, is a cultivator of brands serving the lifestyle needs of fashion-savvy women 30 years and older. The Company’s portfolio of brands currently consists of four brands: Chico’s, White House | Black Market (“WH|BM”), Soma Intimates (“Soma”), and Boston Proper. Our brands are all specialty retailers of private label women’s apparel, accessories, and related products. While each of our brands has a distinct customer base, the portfolio overall caters to a broad age and economic demographic, with customers ages from 30 and older and household incomes ranging from $50,000 to well over $100,000.

Since 1983, we have grown by offering high quality and unique merchandise supported by compelling marketing and outstanding and personalized customer service. Since 2003, we have also grown by the acquisition or organic development of other specialty retail concepts.

As of January 28, 2012, we operated 1,256 stores across 48 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We also produce catalogs and operate e-commerce websites and a call center that sell our merchandise nationally and internationally.

Our Brands

Chico’s

The Chico’s brand, which began operations in 1983, primarily sells exclusively designed, private branded clothing focusing on women 30 and over with a moderate to high income level. The styling is chic, unique, and charismatic with on-trend, expressive, one of a kind designs created to illuminate the women wearing them. Using generally easy-care fabrics and frequent deliveries of new and distinctive designs, Chico’s emphasizes a comfortable relaxed fit in a modern style. Accessories, such as handbags, belts, scarves, earrings, necklaces and bracelets, are designed to coordinate with the assortment of the clothing, allowing customers to easily individualize their wardrobe selections. Chico’s controls almost all aspects of the design process, including choices of pattern, prints, construction, design specifications, fabric, finishes and color through in-house designers, purchased designs, and independent suppliers.

The distinctive nature of Chico’s clothing is carried through to its sizing. Chico’s uses international sizing, comprising of sizes 000, 00 (size 0-2), 0 (size 4-6), 1 (size 8-10), 2 (size 12-14), 3 (size 16-18), and 4 (size 20-22) and will occasionally offer, half-sizes (up to 4.5), one-size-fits-all and small, medium and large sizing for some items. The relaxed nature of the clothing allows us to utilize this kind of sizing and thus offer a wide selection of clothing without having to invest in a large number of different sizes within a single style.

White House | Black Market

The WH|BM brand, which began operations in 1985 and which we acquired in September 2003, primarily sells exclusively designed, private branded clothing focusing on women who are 30 years old and over with a moderate to high income level. WH|BM offers a uniquely feminine and affordable alternative to designer fashion selling fashionable and sophisticated clothing and accessory items, from everyday basics, to wear-to-work, to elegant fashion, primarily in black and white and related shades with seasonal color splashes. The accessories at WH|BM, such as handbags, shoes, belts, earrings, necklaces and bracelets, are specifically designed to coordinate with the colors and patterns of the clothing, allowing customers to easily individualize their wardrobe selections.

[1]	As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc., a Florida corporation, and all of its wholly-owned subsidiaries.

WH|BM controls almost all aspects of the design process, including choices of pattern, prints, construction, design specifications, fabric, finishes and color through in-house designers, purchased designs, and independent suppliers.

WH|BM uses American sizes in the 00-14 range (with online sizes up to size 16), which we believe is appropriate for the target WH|BM customer. The fit of the WH|BM clothing is tailored to complement the figure of a body-conscious woman, while still remaining comfortable.

Soma Intimates

The Soma brand, which began operations in 2004, primarily sells exclusively designed private branded lingerie, loungewear and beauty products focusing on women who are 35 years old and over with a moderate to high income level. Soma offers trend-right, innovative and expertly fitted lingerie and loungewear apparel, with designer quality at affordable prices. Soma offerings are broken into three broad categories: lingerie, loungewear and beauty. The lingerie category includes bras, panties, shapewear and sleepwear while the loungewear category includes relaxed tops, bottoms and dresses. Bras are sized using traditional American band and cup sizes. Panties range in size from extra small to extra-extra large. The sleepwear and loungewear offerings utilize extra small to extra large sizing. The beauty category includes the Oh My Gorgeous line of fine fragrance perfumes and lotions. The Soma brand product offerings are developed by working closely with a small number of its independent suppliers to design proprietary products in-house and, in some cases, it includes designs provided by its independent suppliers under labels other than the Soma label.

Boston Proper

The Boston Proper brand, which we acquired in September 2011, is an online and catalog based retailer of women’s high end apparel and accessories, focusing on women between 35-55 years old with higher income levels. Boston Proper is focused on creating a daring, modern style with a sensual feel designed for today’s independent, confident and active woman. Boston Proper uses American sizes ranging from extra small to large for many of its offerings and sizes 2-16 in short, regular and long lengths for pants and denims. While Boston Proper does not currently operate any stores, we plan to test stores for this brand in fiscal 2013.

Our Business Strategy

Our overall growth strategy is focused on building and cultivating a portfolio of high performing retail brands serving the fashion needs of women 30 years and older. In the near term, we are focused on increasing the sales volume and profitability of our existing brands. Over the long term, we may build our brand portfolio by considering the organic development or acquisition of other specialty retail concepts when our research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.

We also pursue the growth of the brands in our portfolio by building our store base (where and when appropriate), improving store productivity levels, and growing our online presence. We build our store base primarily through the opening of new boutique and outlet stores, the expansion of existing stores, and the acquisition of businesses that already have stores. We seek to improve store productivity with improved product offerings, which includes potential new merchandise opportunities and brand extensions that complements the current offerings, as well as our continued emphasis on our “Most Amazing Personal Service,” and compelling and creative marketing. We seek to expand and enhance our online presence and growing online sales through investments in the people, products and infrastructure necessary to support our online sales as well as through our acquisition of Boston Proper.

To support this overall strategy and the associated increase in revenues and expenses, we have continued to invest in our infrastructure. This infrastructure investment includes additional staffing necessary to support growth, the expansion of our distribution center facilities, and other infrastructure initiatives.

Our Customer Service Model

Our customers deserve outstanding and personalized customer service and we strive to achieve this through our trademark “Most Amazing Personal Service” standard. We believe this service model is one of our competitive advantages and a key to high productivity levels at our boutiques. As a result, we give sales associates specialized training to help associates meet their customers’ fashion and wardrobe needs, including clothing and accessory style and color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. Our sales associates are encouraged to develop long-term relationships with their customers, to know their customers’ preferences, and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs.

We also serve our customers’ needs, and build customer loyalty, through our customer loyalty programs. The data we gather from these programs allows us to more sharply focus our design, merchandising and marketing efforts to better address and define the desires of our target customer.

•

Chico’s and Soma.    The Chico’s and Soma customer loyalty program is known as the “Passport Club” and is designed to encourage repeat sales and foster customer loyalty for both brands. Features of the club include discounts, special promotions, invitations to private sales, and advance notice regarding new Chico’s and Soma merchandise. A Chico’s or Soma customer signs up to join the Passport Club at no cost, initially as a “preliminary” member. Once the customer spends a total of $500 over any time frame collectively across the two brands, the customer becomes a “permanent” member and is entitled to a 5% discount on all apparel and accessory purchases, advance sale notices and other benefits, subject to certain restrictions. Also, we issued Soma-branded cards to those customers that had entered the program with a Soma purchase (or had qualified for Passport status based on 100% Soma purchases). We continuously evaluate our Passport Club in conjunction with our overall customer relationship management and marketing activities to ensure that it remains a compelling reason for customers to shop at the Chico’s and Soma brands.

•

WH|BM.    WH|BM’s customer loyalty program is called “The Black Book.” The purposes, prerequisites, and benefits of The Black Book are identical to the Passport Club except that a customer need only spend $300 at WH|BM over any time frame to become a “permanent” member. We continuously evaluate The Black Book in conjunction with our overall customer relationship management and marketing activities to ensure that it remains a compelling reason for customers to shop at WH|BM.

•	Boston Proper. Boston Proper does not have a customer loyalty program at this time.

Our Boutiques and Outlet Stores

Our boutiques are located in upscale outdoor destination shopping areas, lifestyle specialty centers, shopping malls, and some standalone street front locations. Boutique locations are determined on the basis of various factors, including, but not limited to: geographic and demographic characteristics of the market, the location of the shopping venue including the site within the shopping center, proposed lease terms, anchor or other tenants in a location and convenience.

In response to business conditions over the last few years, we became more innovative in the way we executed our real estate strategy, including rent reductions, renegotiating leases and further we began testing “pop-up” stores for our Soma brand. These stores were designed to take advantage of vacancies in high profile shopping locations. They required minimal investment and had short or flexible lease terms facilitating our ability to test Soma’s potential for success in a particular location. The results of the pop-up store strategy were generally successful as many of these locations have been or we anticipate will be converted to permanent locations. We may continue to use “pop-up” stores as a real estate strategy as circumstances warrant.

Our outlet stores are located in premium outlet centers. The Chico’s and WH|BM brand outlets contain a mixture of made-for-outlet and clearance merchandise. The made-for-outlet product carries a higher margin than the clearance items from our boutique stores. Soma outlets contain a mix of full price and clearance merchandise. We have also shifted clearance merchandise to our websites. We regularly review the appropriate ratio of made-for-outlet and clearance merchandise for our outlets and will adjust that ratio as appropriate.

In fiscal 2012, we currently expect to open approximately 135 new stores and close approximately 20 stores. We expect 28-32 net openings of Chico’s stores, 54-58 net openings of WH|BM stores and 28-32 net openings of Soma stores.

As of January 28, 2012, we operated 1,256 retail stores in 48 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. During fiscal 2007, we acquired all remaining franchise stores. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year[2]
	2011	2010	2009	2008	2007
Stores
Stores at beginning of year	1,151	1,080	1,076	1,038	907
Opened	137	79	40	62	143
Acquired from franchisees	—	—	—	—	13
Closed	(32)	(8)	(36)	(24)	(25)

Total Stores	1,256	1,151	1,080	1,076	1,038

	Fiscal Year End
	2011	2010	2009	2008	2007
Stores by Brand
Chico’s boutique	601	597	599	619	604
Chico’s outlet	83	63	44	41	37

Chico’s total	684	660	643	660	641

WH|BM boutique	364	342	333	328	309
WH|BM outlet	27	21	17	17	19

WH|BM total	391	363	350	345	328

Soma Intimates boutique	164	120	83	70	68
Soma Intimates outlet	17	8	4	1	1

Soma Intimates total	181	128	87	71	69

Total Stores	1,256	1,151	1,080	1,076	1,038

Our Catalogs

We currently mail a Chico’s, WH|BM, and Soma catalog to current and prospective customers approximately every month. These catalogs are designed to educate our customers about our products, assist with new customer acquisition, and drive customers into stores and promote website and catalog sales.

Boston Proper mails catalogs more frequently than our other brands. In fiscal 2011, each active Boston Proper customer received approximately 17 catalogs timed to coincide with seasonal trends. These catalogs are designed to educate our customers about our products, assist with new customer acquisition, and promote website and catalog sales.

Catalog sales for each of our brands are made through our call centers or online.

[2]

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 28, 2012 (“fiscal 2011”, “2011”, or “current period”), January 29, 2011 (“fiscal 2010”, “2010”, or “prior period”), January 30, 2010 (“fiscal 2009” or “2009”), January 31, 2009 (“fiscal 2008” or “2008”), and February 2, 2008 (“fiscal 2007 or “2007”). Each of these periods had 52 weeks.

Our Websites

Each of our brands has its own dedicated website, www.chicos.com, www.whbm.com, www.soma.com, and www.bostonproper.com providing customers the ability to browse our offerings and order merchandise online. Some items are only available online, such as extended size offerings and some clearance items. Online merchandise is also available through our call centers.

For fiscal 2012, we expect to continue to focus on growing our brands’ sales from our websites by enhancing website functionality to improve the customer’s experience in order to increase our online sales penetration and grow market share.

Advertising and Promotion

Our marketing program currently consists of the following integrated components:

•	Loyalty programs: the Passport Club and The Black Book;

•	Direct marketing activities: direct mail, e-mail, and localized calling campaigns;

•	E-marketing efforts: paid search, banner marketing, affiliates and search engine optimization;

•	National print and broadcast advertising;

•	Social marketing; and

•	Outreach programs.

During fiscal 2011, we continued to actively market our brands through each of these components. We believe that these marketing campaigns helped acquire new customers, reactivated lapsed customers and were a key factor in our financial performance in fiscal 2011.

Our direct marketing efforts have been successful in driving traffic to our brands. During fiscal 2011, we continued our extensive prospecting efforts across all brands to identify and motivate new customers to shop with us. In addition, we focused the circulation of our marketing materials on the more profitable or potentially profitable customers, which improved incremental sales and profitability. We also successfully tested a number of new sources for prospects and, as a result, gained a large number of new customers to our brands at a positive return on investment of our marketing dollars.

Over the last few years, we expanded our e-marketing efforts for our brands. We made significant investments in paid search with well-known internet search sites and appeared on banner ads on various highly trafficked websites. Moreover, we tested mobile marketing in a limited number of markets as we attempt to leverage technology to optimize communications with our customers.

National print and broadcast advertising are key components of our marketing program and serve to drive traffic to our stores and websites as well as raising brand awareness for new customers.

Social marketing is another strategy by which we can actively engage with customers by offering them unique content including exclusive offers, sneak peeks into new collections, style advice, live chats and other special promotions. We believe that there is significant opportunity to innovate and grow our social marketing efforts, including the use of websites such as Facebook and Twitter.

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

Information Technology

We are committed to having information systems that enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls. This effort includes testing of new products and applications so that we are able to take advantage of technological developments.

Merchandise Distribution

Distribution for the Chico’s, Soma and WH|BM brands is handled by our distribution center (“DC”) in Winder, Georgia. New merchandise is generally received daily at the Winder DC. Imported merchandise is shipped from the country of export by truck, rail, sea or air, as the circumstances require. Domestic merchandise is shipped by rail or truck. All merchandise arrives at the DC by truck. After arrival, merchandise is sorted and packaged for shipment to individual stores or is sent to our online and catalog fulfillment center. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture. During fiscal 2011, we determined that our existing DC configuration needed to be adjusted to better support the anticipated growth of our company, particularly in our websites. Therefore, we began a long-term project to reconfigure our DC facilities to more efficiently manage our inventories and fulfill customer orders. We expect that this strategy will position our DC in Winder to accommodate the needs of our business over the next several years.

Distribution for the Boston Proper brand is handled by its DC in Boca Raton, Florida. The operation of Boston Proper’s DC is similar in many respects to our Winder DC. All Boston Proper website and catalog sales are shipped to our customers from the Boca Raton DC.

Product Sourcing

All of our brands purchase a significant percentage of their clothing and accessories from companies that manufacture merchandise in foreign countries. We may take ownership in the foreign country, at a designated point of entry into the United States, or at one or our DC’s depending on the specific terms of the sale. We conduct business with all of our foreign suppliers and importers in United States currency. Approximately 22% of total purchases in fiscal 2011 were made from one supplier, compared to 18% in fiscal 2010.

Most of our sourcing activities are performed by one shared service group. We believe that this single group, working in concert with our key supply chain partners, will deliver higher quality goods at a lower cost while providing the opportunity to lessen freight costs through consolidation. We believe that the decision to centralize our sourcing operations has helped us mitigate the impact of higher sourcing costs.

For all of our brands, we regularly evaluate where best to have our goods manufactured. During fiscal 2010 and 2011, in response to decreased capacity and cost of labor increases in China, we began transitioning to suppliers located in other countries. For fiscal 2011, China sources accounted for approximately 61% of our merchandise cost compared to approximately 63% in the prior fiscal year.

Competition

The women’s retail apparel and intimate apparel business is highly competitive and includes department stores, specialty stores, local or regional boutique stores, catalog companies, and online retailers. We believe that our distinctively designed merchandise offerings and emphasis on customer service distinguish us from other retailers. Certain of these competitors may have greater name recognition as well as greater financial, marketing and other resources compared to us.

Trademarks and Service Marks

We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).

Marks registered in the United States include, but are not limited to: CHICO’S, PASSPORT, ZENERGY, WHITE HOUSE|BLACK MARKET, SOMA INTIMATES, VANISHING EDGE, OH MY GORGEOUS, BOSTON PROPER and WEAR IT LIKE NO ONE ELSE. We have registered or are seeking to register a number of these Marks in certain foreign countries as well.

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

Employees

As of January 28, 2012, we employed approximately 19,800 people, approximately 25% of whom were full-time associates and approximately 75% of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, approximately 90% of our associates worked in our boutique and outlet stores. We have no collective bargaining agreements covering any of our associates, have never experienced any material labor disruption and are unaware of any efforts or plans to organize our associates. We currently contribute a significant portion of the cost of medical, dental and vision coverage for eligible associates and also maintain a 401(k) accompanied by an employer matching contribution, stock incentive and stock purchase plans. All associates are also eligible to receive substantial discounts on our merchandise. We consider relations with our associates to be good.

Executive Officers of the Registrant

Set forth below is certain information regarding our executive officers:

David F. Dyer, 62, is our President and Chief Executive Officer and joined us in January 2009. He is also a member of our Board of Directors having joined the Board in March 2007.

Sheryl Clark, 46, is our Brand President — Boston Proper and joined us in September 2011 as a result of our acquisition of Boston Proper.

Donna M. Colaco, 53, is our Brand President — White House | Black Market and joined us in August 2007.

Cynthia S. Murray, 54, is our Brand President — Chico’s and joined us in February 2009.

Laurie Van Brunt, 54, is our Brand President — Soma Intimates and joined us in May 2010.

Lee Eisenberg, 65, is our Executive Vice President — Chief Creative Officer and joined us in February 2009.

Gary A. King, 54, is our Executive Vice President — Chief Information Officer and joined us in October 2004.

Kent A. Kleeberger, 59, is our Executive Vice President — Chief Operating Officer and joined us in November 2007.

Pamela K. Knous, 57, is our Executive Vice President — Chief Financial Officer and joined us in June 2011.

Mori C. MacKenzie, 61, is our Executive Vice President — Chief Stores Officer and joined us in October 1995.

A. Alexander Rhodes, 53, is our Executive Vice President — General Counsel, Chief Compliance Officer and Secretary and joined us in January 2003.

Sara K. Stensrud, 44, is our Executive Vice President — Chief Human Resources Officer and joined us in July 2010.

All of the above officers serve at the discretion of our Board of Directors.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves certain risks. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company and the risks described herein are not listed in order of the likelihood that the risk might occur or the severity of the impact if the risk should occur. There can be no assurance that we have correctly identified, assessed and appropriately addressed all risks affecting our business operations or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected, and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. There can also be no assurance that the actual future results, performance, benefits, or achievements that we expect from our strategies, systems, initiatives, or products will occur.

Risks Associated With Our Growth Strategy.

As noted on page 3, our overall growth strategy is focused on building and cultivating a portfolio of high performing retail brands targeting women 30 years and older. If we cannot successfully execute our growth strategy, our financial condition and results of operations could be materially adversely impacted. There are numerous risks associated with this strategy including, but not limited to, the following:

Our ability to effectively implement and manage our growth strategy.

Our growth strategy is dependent upon a number of factors, including: testing of new retail concepts and products, locating new boutique sites at suitable locations with the proper customer demographics, negotiating favorable lease terms, having the infrastructure necessary to support growth, sourcing sufficient levels of inventory, hiring and training qualified associates, generating sufficient operating cash flows to fund expansion plans, and integrating new boutiques into existing operations.

Our ability to identify and develop new concepts, brand extensions and new markets.

One aspect of our growth strategy involves the strategic acquisition or organic development and growth of new concepts, brand extensions and new markets. Each of these involves risks such as the failure to achieve the results that we expect, significant capital expenditures, diversion of management’s attention from operational matters, difficulties integrating operations and personnel, difficulties associated with the retention of key personnel, customer acceptance, competition, product differentiation, and challenges to economies of scale in merchandise sourcing.

Our ability to effectively manage the productivity of our boutiques, websites and catalogs.

There is no guarantee that any new boutique we open will have similar operating results to those of our existing boutiques. Depending on the brand, new boutiques may take three to four years to reach planned operating levels due to inefficiencies typically associated with new boutiques, including demands on operational, managerial and administrative resources, and some new boutiques may never reach planned operating levels. The failure of existing or new boutiques to perform as predicted could result in impairment of long-lived assets.

In addition, we maintain inventory levels for our stores, catalogs, and websites that we anticipate will be in line with projected demand. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. Conversely, if we underestimate consumer demand for our merchandise, particularly higher volume styles, or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in missed sales, negatively impact customer relationships, diminish brand loyalty and result in lost revenues.

Our ability to effectively locate new and existing boutiques.

We cannot control the availability or cost of appropriate locations within existing or new shopping centers or the success of individual shopping centers. Furthermore, factors beyond our control impact shopping centers, such as general economic conditions, weather conditions, consumer acceptance of new or existing shopping centers, regional demographic shifts, and consumer spending levels. Our sales are dependent on a certain level of shopping center traffic and any large scale decline in shopping center traffic, whether because of the slowdown in the economy, a falloff in the popularity of shopping centers among our target customers, or otherwise, could have a material adverse effect on our business.

Our ability to anticipate and remain current with fashion trends and successfully introduce new products.

Our success is principally dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that is on-trend and satisfies customer demand in a timely manner. The failure to anticipate, identify or react appropriately and in a timely manner to changes in fashion trends or demands, could lead to lower sales, missed opportunities, excess inventories and more frequent markdowns or inventory write-downs, as well as have a negative impact on our image and result in reduced brand loyalty.

Risks Associated with General Economic Conditions.

Numerous economic conditions negatively affect the level of consumer spending on the merchandise that we offer. If these economic conditions persist for a sustained period, our financial condition and results of operations could be materially adversely impacted. These economic conditions include, but are not limited to, the following:

Conditions that lead to declines in consumer spending.

The following economic conditions are among the many that can lead to declines in consumer spending on our merchandise: higher unemployment levels, low levels of consumer credit, inflation, interest rates, recessionary pressures, increasing gas and other energy costs, taxation, decreasing housing prices, volatility in the financial markets, and low consumer confidence in future economic conditions.

Fluctuations in costs of goods, energy and/or commodity costs.

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

Impairment charges.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also review our goodwill and intangible assets for indicators of impairment. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our use of the assets (such as boutique relocations or discontinuing use of certain boutique fixtures) may result in impairments to goodwill, intangible assets and other long-lived assets. See Note 2 to the consolidated financial statements for additional information on impairment charges.

Fluctuating comparable sales and overall operating results.

Our comparable sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. A variety of factors affect comparable sales and operating results, including changes in fashion trends, changes in our merchandise mix, customer acceptance of merchandise offerings, timing of catalog mailings, expansion of our online sales, calendar shifts of holiday periods, actions by competitors, new boutique openings, weather conditions, and general economic conditions. Past comparable sales or operating results are not an indicator of future results.

Risks Associated With Our Online and Catalog Operations.

Our online and catalog operations are subject to numerous risks that could materially adversely impact our financial condition and results of operations. These risks include, but are not limited to, the following:

Our websites rely on technology.

We sell merchandise over the Internet through each of our brands’ websites. Our websites are heavily dependent on technology, which creates numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of the systems that operate the websites, reliance on third party computer hardware and software providers, computer viruses, telecommunication failures, liability for online content, data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions.

Our catalog operations rely on the U.S. Postal Service.

We use the U.S. Postal Service to mail millions of catalogs each year to educate our customers about our products, acquire new customers, drive customers into boutiques, and promote website and catalog sales. As a result, postal rate increases and paper and printing costs will affect the cost of our order fulfillment and catalog and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. The operational and financial difficulties of the U.S. Postal Service are well documented. Any significant and unanticipated increase in postage, reduction in postal service, or slow-down in postal delivery, or increases in paper and printing costs could impair our ability to deliver catalogs in a timely or economically efficient manner and also could adversely impact our earnings if we are unable to pass such increases directly on to our customers or if we are unable to implement more efficient printing, mailing, delivery and order fulfillment systems.

Risks Associated with Our Information Technology Systems.

We rely on various information technology systems to manage our operations. Information technology systems are subject to numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of the systems that operate as anticipated, reliance on third party computer hardware and software providers, computer viruses, data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions, any of which could materially adversely impact our financial condition and results of operations. Additional risks include, but are not limited to, the following:

Disruptions in current systems or difficulties in integrating new systems.

We regularly maintain, upgrade, enhance or replace our information technology systems to support our business strategies and provide business continuity. Replacing legacy systems with successor systems, making changes to existing systems or acquiring new systems with new functionality have inherent risks including disruptions, delays, or difficulties that may impair the effectiveness of our information technology systems.

Cybersecurity.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks and incidents. Our business involves the storage and transmission of customers’ personal information, shopping preferences and credit card information. While we have implemented measures to prevent security breaches and cyber incidents, our measures may not be effective and any security breaches and cyber incidents could have a material adverse affect on our business. Furthermore, the storage and transmission of such data is regulated at the international, federal and state levels. Privacy and information security laws and regulation changes, and compliance with them, may result in cost increases due to system changes and the development of new administrative processes. If we or our associates fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.

Risks Associated With Our Sourcing and Distribution Strategies.

Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our financial condition and results of operations. These risks include, but are not limited to, the following:

Our significant reliance on foreign sources of production.

The majority of our clothing and accessories is produced outside the United States, this percentage has been growing, and the trend may continue. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in which we do business, imposition of new or increased duties, taxes, and other charges on imports, foreign exchange rate challenges and pressures presented by implementation of U.S. monetary policy, local business practice and political issues, including issues relating to compliance with our Terms of Commitment to Ethical Sourcing and domestic or international labor standards, transportation disruptions, natural disasters, delays in the delivery of cargo due to port security considerations, and seizure or detention of goods by U.S. Customs authorities. In particular, we continue to source a substantial portion of our merchandise from China. A change in the Chinese currency, other policies affecting labor laws or the costs of goods in China could negatively impact our merchandise costs.

We cannot predict whether or not any of the foreign countries in which our clothing and accessories are currently, or in the future may be produced, will be subject to import restrictions by the United States government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs, or more restrictive quotas, including safeguard quotas, or anything similar, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost, or reduce the supply, of apparel available to us.

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

Our suppliers’ ability to provide quality goods in a timely manner.

We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. We are subject to the risk that a key supplier may become unable to address our merchandising needs due to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, or timeliness of delivery. If we were unexpectedly required to change suppliers or if a key supplier was unable to supply acceptable merchandise in sufficient quantities on acceptable terms, we could experience a significant disruption in the supply of merchandise. We could also experience operational difficulties with our suppliers, such as reductions in the availability of production capacity, supply chain disruptions, errors in complying with merchandise specifications, insufficient quality control, shortages of fabrics or other raw materials, failures to meet production deadlines or increases in manufacturing costs.

Furthermore, many of our suppliers rely on working capital financing to finance their operations. Although the credit market has improved, lenders have still maintained tightened credit standards and terms. To the extent any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, we may experience delays in obtaining merchandise, our suppliers increasing their prices or our suppliers modifying payment terms in a manner that is unfavorable to us.

Our significant reliance upon one supplier.

We have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and our continued good relations with them. Approximately 22% of total purchases in fiscal 2011 and 18% of total purchases in 2010 were made from one supplier. We cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise.

Our suppliers’ ability to implement acceptable labor practices.

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

Our reliance on one location to distribute goods for our Chico’s, WH|BM and Soma brands and one location to distribute goods for our Boston Proper brand.

The distribution functions for the Chico’s, WH|BM and Soma brands are handled from our DC in Winder, Georgia. The distribution function for all sales for the Boston Proper brand is handled from Boston Proper’s DC in Boca Raton, Florida. Any significant interruption in the operation of the facilities at either DC due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill online or catalog orders, which could cause sales to decline.

Other Risks Affecting Our Business

Our business is subject to numerous other risks that could materially adversely impact our financial condition and results of operations. These risks include, but are not limited to, the following:

Competition.

We compete with national, international and local department stores, specialty and discount boutique chains, independent retail boutiques, and catalog and online businesses that market and sell similar lines of merchandise. Many competitors are significantly larger and have greater financial, marketing and other resources and enjoy greater national, regional and local name recognition. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition could result in price reductions, increased marketing expenditures and loss of market share. The sustained recessionary conditions over the last several years have resulted in more significant competition as our competitors have lowered prices and engaged in more promotional activity.

Compliance with applicable laws and regulations.

Our policies, procedures and internal controls are designed to help us comply with all applicable laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd–Frank Wall Street Reform and Consumer Protection Act, the SEC and the New York Stock Exchange (“NYSE”), as well as applicable employment laws. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, financial condition or results of operations.

Adverse outcomes of litigation matters.

We are involved from time to time in litigation and other claims against our business. These matters arise primarily in the ordinary course of business but could raise complex, factual and legal issues, which are subject to multiple risks and uncertainties and could require significant management time. We believe that our current litigation matters will not have a material adverse effect on the results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us, not presently known to us, or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation as well as additional litigation that is not currently pending.

Our ability to retain or recruit key personnel.

Our success and ability to properly manage our growth depends to a significant extent upon our ability to attract, develop and retain a sufficient number of qualified employees, including executive and senior management, and talented merchants. Competition for talented employees within our industry is intense. Recruiting and retaining such personnel and appropriate succession planning are important to our continued and sustained success.

War, terrorism or other catastrophes.

In the event of war, acts of terrorism or the threat of terrorist attacks, customer traffic in shopping centers and consumer spending could significantly decrease. In addition, local authorities or shopping center management could close in response to any immediate security concern or weather catastrophe such as hurricanes, earthquakes, or tornadoes. Similarly, war, acts of terrorism, threats of terrorist attacks, or a weather catastrophe could severely and adversely affect our National Store Support Center (“NSSC”) campus or our entire supply chain.

Our ability to protect our brands’ reputation and intellectual property.

Our ability to protect our brands’ reputation is an integral part of our general success strategy and is critical to the overall value of the brands. If we fail to maintain high standards for merchandise quality and integrity, such failures could jeopardize our brands’ reputation. Damage to our reputation as a whole could also cause a loss of consumer and investor confidence.

In addition, our trademarks, copyrights, business intelligence, and other intellectual and proprietary rights are important to our success. Others may attempt to imitate our products or obtain or infringe upon our intellectual property rights. Other parties may also claim that some of our products infringe on their trademarks, copyrights, or other intellectual property rights.

Stock price volatility.

The market price of our common stock has fluctuated substantially in the past and may continue to do so in the future. Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in operating results or comparable sales, or changes in earnings estimates by analysts, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Stores

As a matter of policy, all of our stores are currently leased. At fiscal year-end for 2011, 2010 and 2009 our total consolidated selling square feet was 3.026 million, 2.785 million and 2.619 million, respectively. As of January 28, 2012, our 1,256 stores were located in 48 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico, as follows:

Alabama	21	Louisiana	18	Ohio	37
Arizona	30	Maine	3	Oklahoma	12
Arkansas	9	Maryland	37	Oregon	16
California	143	Massachusetts	34	Pennsylvania	55
Colorado	23	Michigan	30	Rhode Island	6
Connecticut	21	Minnesota	22	South Carolina	25
Delaware	7	Mississippi	5	South Dakota	1
District of Columbia	1	Missouri	25	Tennessee	25
Florida	122	Montana	2	Texas	109
Georgia	43	Nebraska	8	Utah	10
Hawaii	3	Nevada	16	Vermont	1
Idaho	2	New Hampshire	5	Virginia	37
Illinois	49	New Jersey	52	Washington	25
Indiana	20	New Mexico	9	West Virginia	5
Iowa	8	New York	46	Wisconsin	13
Kansas	11	North Carolina	36	U.S. Virgin Islands	1
Kentucky	13	North Dakota	1	Puerto Rico	3

NSSC and Distribution Centers

Our NSSC is located on approximately 60 acres in Fort Myers, Florida and consists of approximately 364,000 square feet of office space. In fiscal 2009, we completed the purchase of 39 acres of property in close proximity to our existing DC in Winder, Georgia including an approximately 300,000 square foot building for approximately $10.4 million. This acquisition, combined with our existing 233,000 square foot retail distribution center and 50,000 square foot call and data center, results in a total of 583,000 square feet on a combined 110 acres in Winder, Georgia for our distribution and fulfillment operations.

In addition, for our recently acquired Boston Proper brand, we lease approximately 83,000 square feet of office and distribution space in Boca Raton, Florida. The lease on this property expires in 2016.

ITEM 3.	LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in October 2011 in the Superior Court of the State of California for the County of San Diego, Leslie Golba v. White House | Black Market, Inc. The Complaint alleged that the Company, in violation of California law, requested or required customers to provide personal information as a condition of accepting payment by credit card. The Company always believed that the case was without merit. Recently, the plaintiff voluntarily dismissed her case against us without our providing anything of value to the plaintiff.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock trades on the NYSE under the symbol “CHS”. On March 14, 2012, the last reported sale price of the Common Stock on the NYSE was $15.15 per share. The number of holders of record of common stock on March 14, 2012 was 1,899.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the NYSE:

For the Fiscal Year Ended January 28, 2012	High	Low
Fourth Quarter (October 30, 2011 - January 28, 2012)	$12.82	$9.57
Third Quarter (July 31, 2011 - October 29, 2011)	15.34	10.52
Second Quarter (May 1, 2011 - July 30, 2011)	16.50	13.18
First Quarter (January 30, 2011 - April 30, 2011)	15.50	10.89

For the Fiscal Year Ended January 29, 2011	High	Low
Fourth Quarter (October 31, 2010 - January 29, 2011)	$12.91	$9.60
Third Quarter (August 1, 2010 - October 30, 2010)	11.50	8.22
Second Quarter (May 2, 2010 - July 31, 2010)	15.62	8.91
First Quarter (January 31, 2010 - May 1, 2010)	16.57	12.78

In fiscal 2011, we declared four cash dividends of $0.05 per share resulting in an annual dividend of $0.20 per share. There were four cash dividends of $0.04 per share declared in fiscal 2010.

On March 1, 2012, we announced that the Board of Directors approved an increase in the quarterly dividend to $0.0525 per common share (previously $0.05) and will be payable on March 26, 2012 to Chico’s FAS shareholders of record at the close of business on March 12, 2012. On November 17, 2011, our Board also approved a new $200 million share repurchase program of our outstanding common stock, effective November 23, 2011, and cancelled in its entirety the prior share repurchase program, which had $24.2 million remaining.

In fiscal 2011, we repurchased 71,625 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 38,435 were repurchased in the fourth quarter and are included in the following chart:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
October 30, 2011 - November 26, 2011	538,435	$10.08	500,000	$194,963,200
November 27, 2011 - December 31, 2011	1,943,244	$10.27	1,943,244	$175,006,357
January 1, 2012 - January 28, 2012	—	—	—	$175,006,357

Total	2,481,679	$10.23	2,443,244	$175,006,357

Five Year Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on February 3, 2007 and the reinvestment of dividends.

Comparison of Cumulative Five Year Total Return

	2/3/07	2/2/08	1/31/09	1/30/10	1/29/11	1/28/12
Chico’s FAS, Inc.	$100	$49	$18	$58	$51	$54
S&P 500 Index	$100	$98	$60	$79	$96	$101
S&P 500 Apparel Retail Index	$100	$97	$49	$97	$126	$167

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced in this Annual Report on Form 10-K. Amounts in the following tables are in thousands, except per share data, number of stores data, and number of associates.

	Fiscal Year
	2011	2010	2009	2008	2007
Summary of operations:
Net sales	$2,196,360	$1,904,954	$1,713,150	$1,582,405	$1,714,326
Gross margin	$1,226,371	$1,068,575	$959,741	$819,492	$969,061
Gross margin as a percent of net sales	55.8%	56.1%	56.0%	51.8%	56.5%
Income (loss) from operations	$222,377	$177,082	$108,153	$(39,594)	$121,458
Income (loss) from operations as a percent of net sales	10.1%	9.3%	6.3%	(2.5)%	7.1%
Net income (loss)	$140,874	$115,394	$69,646	$(19,137)	$88,875
Net income (loss) as a percent of net sales	6.4%	6.1%	4.1%	(1.2)%	5.2%
Per share results:
Basic	$0.82	$0.65	$0.39	$(0.11)	$0.51

Diluted	$0.82	$0.64	$0.39	$(0.11)	$0.50

Weighted average shares outstanding-basic	169,153	176,778	177,499	176,606	176,082

Weighted average shares outstanding-diluted	170,250	178,034	178,858	176,606	176,735

Cash dividends per share	$0.20	$0.16	—	—	—

Balance sheet data (at year end):
Cash and marketable securities	$247,853	$548,714	$423,543	$268,702	$274,270
Total assets	1,425,152	1,416,021	1,318,803	1,226,183	1,250,126
Working capital	259,317	535,488	405,274	322,728	305,540
Stockholders’ equity	1,009,228	1,064,907	981,918	902,196	912,516
Other selected operating data:
Percentage increase (decrease) in comparable sales	8.2%	8.3%	7.6%	(14.5)%	(6.5)%
Capital expenditures	$131,757	$73,045	$67,920	$104,615	$202,223
Total depreciation and amortization	$99,430	$94,113	$96,372	$97,572	$91,979
Total stores at period end	1,256	1,151	1,080	1,076	1,038
Total selling square feet	3,026	2,785	2,619	2,596	2,405
Total number of associates (rounded)	19,800	18,900	16,200	14,500	14,300

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

EXECUTIVE OVERVIEW

We are a national specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items operating under the Chico’s, WH|BM, Soma Intimates and Boston Proper brand names. We earn revenues and generate cash through the sale of merchandise in our retail stores, on our various websites and through our call centers, which take orders for all brands.

During the third quarter of fiscal 2011, we successfully completed our acquisition of Boston Proper, a direct-to-consumer retailer of distinctive women’s apparel and accessories. We expect that Boston Proper will be accretive to earnings in the first full year following its acquisition before giving any consideration to potential synergies coming from various corporate activities including marketing, catalog circulation and merchandise sourcing.

In fiscal 2011, net sales increased 15.3% to $2.196 billion, the highest in our history, compared to $1.905 billion in fiscal 2010, and comparable sales increased 8.2% following an 8.3% increase in fiscal 2010. This represents the third consecutive year of positive comparable sales performance.

In fiscal 2011, income from operations increased 25.6% to $222.4 million compared to $177.1 million in fiscal 2010, while operating margin improved to 10.1% compared to 9.3% in fiscal 2010.

In fiscal 2011, net income increased 22.1% to $140.9 million compared to $115.4 million in fiscal 2010, and earnings per diluted share increased 28.1% to $0.82 compared to $0.64 in fiscal 2010. Net income for fiscal 2011 included $3.6 million of after-tax one-time acquisition and integration costs related to Boston Proper, or $.02 per diluted share.

At the end of fiscal 2011, total inventories were $194.5 million compared to $159.8 million at the end of fiscal 2010. Inventories increased approximately $34.7 million or 21.7% over fiscal 2010, primarily reflecting $15.1 million of inventories related to Boston Proper, $11 million for year-over-year new stores and $3 million due to higher average unit costs.

Cash flows from operations for fiscal 2011 were $255.2 million compared with $239.6 million in fiscal 2010 with cash and marketable securities at the end of fiscal 2011 totaling $247.9 million compared to $548.7 million at the end of fiscal 2010.

Future Outlook

For fiscal 2012, including Boston Proper’s operations, our planning assumptions are:

•

Net sales increase at a mid teens percentage rate to approximately $2.5 billion, which includes comparable sales growth at a mid-single-digit rate, approximately 9% growth in store square footage and approximately $30 million in sales from the 53rd week;

•	Gross margin rate down approximately 50 basis points;

•	Selling, general and administrative expense (SG&A), as a percentage of net sales, down approximately 50 basis points;

•	Effective tax rate to be approximately 38%;

•	Inventories to be in-line with sales growth; and

•	Capital expenditures of approximately $150 million, primarily for new stores, DC enhancements and expansion at NSSC.

These are our internal planning assumptions and are not intended to be guidance.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of income for the periods shown below:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	44.2	43.9	44.0

Gross margin	55.8	56.1	56.0
Selling, general and administrative expenses	45.5	46.8	49.7
Acquisition and integration costs	0.2	—	—

Income from operations	10.1	9.3	6.3
Interest income, net	0.1	0.1	0.1

Income before income taxes	10.2	9.4	6.4
Income tax provision	3.8	3.3	2.3

Net income	6.4%	6.1%	4.1%

Net Sales

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for fiscal 2011, fiscal 2010, and fiscal 2009 (dollar amounts in thousands):

Net sales:	Fiscal 2011%		Fiscal 2010%		Fiscal 2009%
Chico’s/Soma Intimates	$1,460,518	66.5%	$1,314,649	69.0%	$1,196,729	69.9%
WH|BM	696,358	31.7	590,305	31.0	516,421	30.1
Boston Proper	39,484	1.8	—	—	—	—

Total net sales	$2,196,360	100.0%	$1,904,954	100.0%	$1,713,150	100.0%

Net sales increased 15.3% in fiscal 2011. The increase reflects a comparable sales increase of 8.2%, new store openings, and $39.5 million in sales for Boston Proper since the date of acquisition. Comparable sales is defined as sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market and includes online sales. The comparable sales increase reflects increases in average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased 6.4% following a 7.3% increase in fiscal 2010 and the WH|BM brand’s comparable sales increased 12.2% following a 10.6% increase for fiscal 2010. Boston Proper’s sales are excluded from the comparable sales calculation until twelve months after the acquisition.

Net sales increased 11.2% in fiscal 2010. The increase reflects a comparable sales increase of 8.3% as well as new store openings. The comparable sales increase reflects an approximate 7% increase in transactions at Chico’s boutique stores, which was partially offset by a slight decrease in units per transaction. In addition, WH|BM stores experienced an increase in both transactions and units per transaction in fiscal 2010. The Chico’s/Soma Intimates brands’ comparable sales increased 7.3% following a 5.6% increase in fiscal 2009 and the WH|BM brand’s comparable sales increased 10.6% following a 12.4% increase for fiscal 2009.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for fiscal 2011, 2010 and 2009 (dollar amounts in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Cost of goods sold	$969,989	$836,379	$753,409
Gross margin	$1,226,371	$1,068,575	$959,741
Gross margin percentage	55.8%	56.1%	56.0%

For fiscal 2011, gross margin was $1.226 billion, an increase of 14.8%, compared to $1.069 billion in fiscal 2010. As a percentage of net sales, gross margin was 55.8% which was a 30 basis point decrease from fiscal 2010. This decrease primarily reflects higher full-price selling and effective promotional activities which were more than offset by higher discounting in the Chico’s brand in the second half of the year.

For fiscal 2010, gross margin was $1.069 billion, an increase of 11.3%, compared to $960 million in fiscal 2009. As a percentage of net sales, gross margin was 56.1% which was a 10 basis point increase from fiscal 2009. This increase was primarily attributable to improved merchandise margins at outlet stores due to increased penetration of made-for-outlet product but offset, for the most part, by a slight decrease in merchandise margins at Chico’s boutique stores. This decrease in merchandise margins was primarily driven by increases in markdowns for fiscal 2010, partially offset by slightly higher initial markups for the Chico’s brand.

Selling, General and Administrative Expenses

The following table depicts SG&A in dollars and as a percentage of total net sales for fiscal 2011, 2010 and 2009 (dollar amounts in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Selling, general and administrative expenses	$998,861	$891,493	$851,588
Percentage of total net sales	45.5%	46.8%	49.7%

SG&A includes store and direct operating expenses, marketing expenses and NSSC expenses.

For fiscal 2011, SG&A was $998.9 million, an increase of 12.0%, compared to $891.5 million for fiscal 2010. This increase is primarily due to the costs associated with opening 105 net new stores since the end of fiscal 2010 and increased marketing initiatives. As a percentage of net sales, SG&A was 45.5%, which was a 130 basis point decrease from fiscal 2010. This decrease was primarily attributable to the leverage impact from higher sales on store expenses partially offset by increased marketing expenses.

For fiscal 2010, SG&A was $891.5 million, an increase of 4.7%, compared to $851.6 million for fiscal 2009. This increase is primarily due to the costs associated with opening 71 net new stores since the end of fiscal 2009. As a percentage of net sales, SG&A was 46.8%, which was a 290 basis point decrease from fiscal 2009. This decrease was primarily attributable to the leverage impact from higher sales on store expenses partially offset by increased marketing expenses.

Acquisition and Integration Costs

The following table depicts Boston Proper acquisition and integration costs in dollars and as a percentage of total net sales for fiscal 2011 (dollar amounts in thousands):

Fiscal 2011
Acquisition and integration costs	$5,133
Percentage of total net sales	0.2%

Acquisition and integration costs as a percentage of net sales were 0.2% in fiscal 2011 and primarily consisted of professional service fees and employee-related benefit costs totaling approximately $5.1 million, or $3.6 million, net of tax.

Provision for Income Taxes

Our effective tax rate was 37.1%, 35.5% and 36.6%, for fiscal 2011, 2010 and 2009, respectively. The effective tax rate for fiscal 2010 reflected relatively higher levels of favorable state tax settlements.

Liquidity and Capital Resources

Overview

We believe that our existing cash and marketable securities balances and cash generated from operations will be sufficient to fund capital expenditures, working capital needs, dividend payments, potential share repurchases, commitments, and other liquidity requirements associated with our operations through at least the next 12 months. Furthermore, while it is our intention to repurchase our stock and pay a quarterly cash dividend in the future, any determination to repurchase our stock or pay future dividends will be made by the Board of Directors and will depend on our stock price, future earnings, financial condition, and other factors established by the Board.

Our ongoing capital requirements will continue to be primarily for: new, expanded, relocated and remodeled stores; our DC and other central support facilities; the planned expansion of our NSSC campus; and information technology.

Operating Activities

Net cash provided by operating activities in fiscal 2011 was $255.2 million, an increase of approximately $15.6 million from fiscal 2010 primarily due to higher net income and increased accrued and other deferred liabilities partially offset by a decrease in accounts payable leverage.

Net cash provided by operating activities in fiscal 2010 was $239.6 million, an increase of approximately $24.2 million from fiscal 2009 primarily due to higher net income and an increase in accounts payable leverage.

Investing Activities

Net cash used in investing activities was $0.3 million and $220.6 million for fiscal 2011 and 2010, respectively. The net change of $220.3 million primarily reflects the acquisition of Boston Proper, funding of our share repurchase programs and increased capital expenditures. The $58.7 million increase in capital expenditures when compared to fiscal 2010 primarily relates to costs associated with new, relocated, remodeled and expanded Chico’s, Soma and WH|BM stores.

Financing Activities

Net cash used in financing activities was $210.7 million in fiscal 2011 compared to net cash used in financing activities of $41.4 million in fiscal 2010. In fiscal 2011, we paid $0.05 per share quarterly cash dividends on our common stock totaling $34.2 million and we repurchased $182.4 million of our common stock through our publicly announced share repurchase programs.

Net cash used in financing activities was $41.4 million in fiscal 2010 compared to net cash provided by financing activities of $7.1 million in fiscal 2009. In fiscal 2010, we paid $0.04 per share quarterly cash dividends on our common stock totaling $28.5 million and we repurchased $18.3 million of our common stock through our share repurchase program announced in August 2010.

During fiscal 2011 and 2010, we repurchased 71,625 and 70,642 shares, respectively, of restricted stock in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

New Store Openings

We expect our new stores in fiscal 2012 to increase approximately 9%, reflecting 28-32 net openings of Chico’s stores, 54-58 net openings of WH|BM stores, and 28-32 net openings of Soma stores. We also expect to complete 20-25 relocations or expansions in addition to converting approximately 20 Soma pop-up stores to permanent stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

Contractual Obligations

The following table summarizes our contractual obligations at January 28, 2012 (amounts in thousands):

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$744,570	143,161	248,032	196,107	157,270
Purchase orders	351,211	351,211	—	—	—
Capital expenditures	46,835	46,835	—	—	—

Total	$1,142,616	$541,207	$248,032	$196,107	$157,270

As of January 28, 2012, our contractual obligations consisted of: 1) amounts outstanding under operating leases, 2) open purchase orders for inventory, in the normal course of business, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date and 3) contractual commitments for fiscal 2012 capital expenditures.

Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling $3.7 million at January 28, 2012 from the above table.

Credit Facility

On July 27, 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent. The Credit Facility replaces our previous $55 million secured credit facility with SunTrust Bank.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides the Company the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of January 28, 2012, no borrowings are outstanding under the Credit Facility.

The Credit Facility contains standard affirmative and negative covenants and other limitations (subject to various carve-outs) regarding the Company. The covenants limit: (a) the making of investments, the payment of dividends and other payments with respect to capital, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) the incurrence of liens and indebtedness, and (d) certain substantial changes in the nature of the subsidiaries’ business.

The Credit Facility contains customary financial covenants for unsecured credit facilities, consisting of a maximum total debt leverage ratio that cannot be greater than 3.25 to 1.00 and a minimum fixed charge coverage ratio that cannot be less than 1.20 to 1.00.

The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated or the Credit Facility may be terminated. The Company was in compliance with the applicable ratio requirements and other covenants at January 28, 2012.

Off-Balance Sheet Arrangements

At January 28, 2012 and January 29, 2011, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Inventory Valuation and Shrinkage

We identify potentially excess and slow-moving inventories by evaluating turn rates and inventory levels in conjunction with our overall sales trend. Excess quantities of inventory are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences, as well as specific identification based on fashion trends. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We provide lower of cost or market adjustments for such identified excess and slow-moving inventories. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future.

We estimate our expected shrinkage of inventories between our physical inventory counts by using average store shrinkage experience rates, which are updated on a regular basis. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future.

Revenue Recognition

Retail sales at our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and “The Black Book” loyalty programs and company issued coupons, promotional discounts and associate discounts. We record sales from our websites and catalogs based on the estimated receipt date of the product by our customers.

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

As part of the normal sales cycle, we receive customer merchandise returns related to store and website sales. To account for the financial impact of potential customer merchandise returns, we estimate future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history, current sales levels and projected future return levels.

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

In 2011, we early adopted guidance that provides companies with an option to use a qualitative assessment to test goodwill for impairment. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test will be performed. If we conclude that this is not the case, then the two-step impairment test will not be required. For 2011, we performed the qualitative assessment and concluded that the fair value of our reporting units were not less than their carrying amounts.

Operating Leases

Rent expense under store operating leases is recognized on a straight-line basis over the term of the leases. Landlord incentives, “rent-free” periods, rent escalation clauses and other rental expenses are also amortized on a straight-line basis over the terms of the leases, which includes the construction period and which is generally 60–90 days prior to the store opening date when we generally begin improvements in preparation for our intended use. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic cost associated with non-renewal.

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

We record amounts for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments could materially affect amounts recognized related to income tax uncertainties and may affect our results of operations or financial position. We believe our assumptions for estimates continue to be reasonable, although actual results may have a positive or negative material impact on the balances of such tax positions. Historically, the variation of estimates to actual results is immaterial and material variation is not expected in the future.

Stock-Based Compensation Expense

The calculation of stock-based employee compensation expense involves estimates that require management’s judgment. These estimates include the fair value of each of the stock option awards granted, which is estimated on the date of grant using the Black-Scholes option pricing model. There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. We estimate expected volatility based on the historical volatility of our stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under our stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. Historically, the variation of estimates to actual results is immaterial and material variation is not expected in the future.

In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. In determining the portion of the stock-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. As a result, in the event that a grant’s actual forfeiture rate is materially different from its estimate at the completion of the vesting period, the stock-based compensation expense could be significantly different from what we recorded in current and prior periods. See Note 11 to the consolidated financial statements for further discussion on stock-based compensation.

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

Forward-Looking Statements

This Form 10-K may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding future growth rates of our store concepts. The statements may address items such as future sales, gross margin expectations, SG&A expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, we may issue press releases and other written communications, and our representatives may make oral statements, which contain forward-looking information.

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

These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, our ability to secure and maintain customer acceptance of styles and store concepts, the ability to maintain an appropriate level of inventory, the quality of merchandise received from suppliers, the extent and nature of competition in the markets in which we operate, the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability to efficiently, timely and successfully execute significant shifts in the countries from which merchandise is supplied, the ability of our suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, the buying public’s acceptance of any of our new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand our distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish and operate our websites, the ability to secure and protect trademarks and other intellectual property rights, the ability to effectively and efficiently operate our brands, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to our reliance on sourcing from foreign suppliers, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.

The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of January 28, 2012 has not significantly changed since January 29, 2011. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of January 28, 2012, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal bonds, corporate bonds, and U.S. government and agency securities. The portfolio as of January 28, 2012, consisted of $119.8 million of securities with maturity dates less than one year and $69.1 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of January 28, 2012, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.5 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.6 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of January 28, 2012 and January 29, 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three fiscal years in the period ended January 28, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at January 28, 2012 and January 29, 2011, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Tampa, Florida

March 21, 2012

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	January 28, 2012	January 29, 2011	January 30, 2010
Net sales:
Chico’s/Soma Intimates	$1,460,518	$1,314,649	$1,196,729
White House | Black Market	696,358	590,305	516,421
Boston Proper	39,484	—	—

Total net sales	2,196,360	1,904,954	1,713,150
Cost of goods sold	969,989	836,379	753,409

Gross margin	1,226,371	1,068,575	959,741
Selling, general and administrative expenses:
Selling, general and administrative expenses	998,861	891,493	851,588
Acquisition and integration costs	5,133	—	—

Total selling, general and administrative expenses	1,003,994	891,493	851,588

Income from operations	222,377	177,082	108,153
Interest income, net	1,597	1,712	1,693

Income before income taxes	223,974	178,794	109,846
Income tax provision	83,100	63,400	40,200

Net income	$140,874	$115,394	$69,646

Per share data:
Net income per common share — basic	$0.82	$0.65	$0.39

Net income per common & common equivalent share — diluted	$0.82	$0.64	$0.39

Weighted average common shares outstanding — basic	169,153	176,778	177,499

Weighted average common & common equivalent shares outstanding — diluted	170,250	178,034	178,858

Dividends declared and paid per share	$0.20	$0.16	—

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$58,919	$14,695
Marketable securities, at fair value	188,934	534,019
Inventories	194,469	159,814
Prepaid expenses and other current assets	55,104	48,237

Total current assets	497,426	756,765
Property and Equipment, net	550,230	517,377
Other Assets:
Goodwill	238,693	96,774
Other intangible assets	132,112	38,930
Other assets, net	6,691	6,175

	$1,425,152	$1,416,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$100,395	$106,665
Other current liabilities	137,714	114,612

Total current liabilities	238,109	221,277
Noncurrent Liabilities:
Deferred liabilities	125,690	129,837
Deferred taxes	52,125	—

Total noncurrent liabilities	177,815	129,837
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized with 165,736 and 177,899 shares issued and outstanding, respectively	1,657	1,779
Additional paid-in capital	302,612	282,528
Retained earnings	704,631	780,212
Accumulated other comprehensive income	328	388

Total stockholders’ equity	1,009,228	1,064,907

	$1,425,152	$1,416,021

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
BALANCE, January 31, 2009	177,130	$1,771	$258,312	$641,978	$135	$902,196
Net income	—	—	—	69,646	—	69,646
Unrealized gain on marketable securities, net of taxes	—	—	—	—	269	269

Comprehensive income						69,915
Issuance of common stock	1,072	11	4,846	—	—	4,857
Repurchase of common stock	(76)	(1)	(929)	—	—	(930)
Stock-based compensation	—	—	7,402	—	—	7,402
Excess tax benefit from stock-based compensation	—	—	(1,522)	—	—	(1,522)

BALANCE, January 30, 2010	178,126	1,781	268,109	711,624	404	981,918
Net income	—	—	—	115,394	—	115,394
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(16)	(16)

Comprehensive income						115,378
Issuance of common stock	1,940	20	3,628	—	—	3,648
Dividends paid on common stock ($0.16 per share)...	—	—	—	(28,489)	—	(28,489)
Repurchase of common stock	(2,167)	(22)	(869)	(18,317)	—	(19,208)
Stock-based compensation	—	—	10,548	—	—	10,548
Excess tax benefit from stock-based compensation	—	—	1,112	—	—	1,112

BALANCE, January 29, 2011	177,899	1,779	282,528	780,212	388	1,064,907
Net income	—	—	—	140,874	—	140,874
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(60)	(60)

Comprehensive income						140,814
Issuance of common stock	2,024	20	4,529	—	—	4,549
Dividends paid on common stock ($0.20 per share)	—	—	—	(34,152)	—	(34,152)
Repurchase of common stock	(14,187)	(142)	(845)	(182,303)	—	(183,290)
Stock-based compensation	—	—	15,198	—	—	15,198
Excess tax benefit from stock-based compensation	—	—	1,202	—	—	1,202

BALANCE, January 28, 2012	165,736	$1,657	$302,612	$704,631	$328	$1,009,228

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	FISCAL YEAR ENDED
	January 28, 2012	January 29, 2011	January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$140,874	$115,394	$69,646

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	99,430	94,113	96,372
Deferred tax expense	19,489	32,501	5,647
Stock-based compensation expense	15,198	10,548	7,402
Excess tax benefit from stock-based compensation	(2,643)	(2,655)	(3,194)
Deferred rent and lease credits	(19,073)	(16,624)	(17,961)
Impairment charges	2,073	1,868	15,026
Loss on disposal of property and equipment	876	1,217	1,372
(Increase) decrease in assets, net of effects of acquisition —
Inventories	(20,812)	(21,298)	(6,103)
Prepaid expenses and other assets	(3,491)	(8,946)	13,142
(Decrease) increase in liabilities, net of effects of acquisition —
Accounts payable	(14,571)	27,446	22,677
Accrued and other deferred liabilities	37,831	6,062	11,344

Total adjustments	114,307	124,232	145,724

Net cash provided by operating activities	255,181	239,626	215,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(592,962)	(579,488)	(590,223)
Proceeds from sale of marketable securities	937,987	431,953	446,146
Acquisition of Boston Proper, Inc., net of cash acquired	(213,561)	–	–
Purchases of property and equipment, net	(131,757)	(73,045)	(67,920)

Net cash used in investing activities	(293)	(220,580)	(211,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,549	3,648	4,857
Excess tax benefit from stock-based compensation	2,643	2,655	3,194
Dividends paid	(34,152)	(28,489)	–
Cash paid for deferred financing costs	(414)	–	–
Repurchase of common stock	(183,290)	(19,208)	(930)

Net cash (used in) provided by financing activities	(210,664)	(41,394)	7,121

Net increase (decrease) in cash and cash equivalents	44,224	(22,348)	10,494
CASH AND CASH EQUIVALENTS, Beginning of period	14,695	37,043	26,549

CASH AND CASH EQUIVALENTS, End of period	$58,919	$14,695	$37,043

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$387	$322	$304
Cash paid for income taxes, net	$55,708	$41,317	$29,530
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Repossession of land in satisfaction of note receivable	–	$20,000	–

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts and where otherwise indicated)

1.    BUSINESS ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us”, and “our”). We operate as a national specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items. We currently sell our products through retail stores, catalog, and via the Internet at www.chicos.com, www.whbm.com, www.soma.com, and www.bostonproper.com. As of January 28, 2012, we had 1,256 stores located throughout the United States, the U.S. Virgin Islands and Puerto Rico.

Fiscal Year

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 28, 2012 (“fiscal 2011” or “current period”), January 29, 2011 (“fiscal 2010” or “prior period”) and January 30, 2010 (“fiscal 2009”). Fiscal 2011, 2010, and 2009 all contained 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information

Our brands, Chico’s, Soma Intimates, WH|BM, and Boston Proper, have been identified as separate operating segments and aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the operations represented by the brands.

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

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Inventories

We use the weighted average cost method to determine the cost of merchandise inventories. We identify potentially excess and slow-moving inventories by evaluating inventory agings, turn rates and inventory levels in conjunction with our overall sales trend. Further, exposure to inadequate realization of carrying value is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We provide lower of cost or market adjustments for such identified excess and slow-moving inventories. We estimate our expected shrinkage of inventories between physical inventory counts by using average store shrinkage experience rates, which are updated on a regular basis. Substantially all of our inventories consist of finished goods.

Purchasing, merchandising, distribution, and product development costs are generally expensed as incurred, and are included in the accompanying consolidated statements of income as a component of cost of goods sold.

Property and Equipment

Property and equipment is stated at cost. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 10 years or less) or the related lease term plus one anticipated renewal when there is an economic cost associated with non-renewal.

Our property and equipment, net at January 28, 2012 and January 29, 2011 consist of the following (in millions):

	January 28, 2012	January 29, 2011
Land and land improvements	$44,768	$42,468
Building and building improvements	98,905	89,328
Equipment, furniture and fixtures	504,567	428,217
Leasehold improvements	450,784	426,141

Total property and equipment	1,099,024	986,154
Less accumulated depreciation and amortization	(548,794)	(468,777)

Property and equipment, net	$550,230	$517,377

Our property and equipment is depreciated using the following estimated useful lives:

Estimated Useful Lives
Land improvements	15 - 35 years
Building and building improvements	20 - 35 years
Equipment, furniture and fixtures	2 - 20 years
Leasehold improvements	5 - 10 years or term of lease, if shorter

Maintenance and repairs of property and equipment are expensed as incurred, and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation or amortization are eliminated from the accounts, and any gain or loss is charged to income.

Operating Leases

We lease retail stores and office space under operating leases. The majority of our lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic cost associated with non-renewal. Landlord incentives, “rent-free” periods, rent escalation clauses, and other rental expenses are amortized on a straight-line basis over the terms of the leases, which includes the construction period, typically 60-90 days prior to the store opening date, during which we generally begin improvements in preparation for our intended use.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Impairment testing for goodwill is done at a reporting unit level. Reporting units are defined as an operating segment or one level below an operating segment, called a component. Using these criteria, we identified our reporting units and concluded that the goodwill related to the territorial franchise rights for the state of Minnesota should be allocated to the Chico’s reporting unit, the goodwill associated with the WH|BM acquisition should be assigned to the WH|BM reporting unit and the goodwill associated with the Boston Proper acquisition should be assigned to the Boston Proper reporting unit.

In 2011, we early adopted guidance that provides companies with an option to use a qualitative assessment to test goodwill for impairment. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test will be performed. If we conclude that this is not the case, then the two-step impairment test will not be required. For 2011, we performed the qualitative assessment and concluded that the fair values of our reporting units were not less than their carrying amounts.

The changes in the Company’s goodwill consist of the following:

Balance at January 29, 2011	$96,774
Goodwill related to acquisition of Boston Proper, Inc.	141,919

Balance at January 28, 2012	$238,693

The following table summarizes our intangible assets for the fiscal years ended as follows:

	Fiscal 2011	Fiscal 2010
Indefinite-Lived Intangibles:
WH|BM trademark	$34,000	$34,000
Minnesota territorial franchise rights	4,930	4,930
Boston Proper tradename	51,200	–

Total indefinite-lived intangibles	$90,130	$38,930

Definite-Lived Intangibles:
Boston Proper customer relationships	43,580	–
Amortization expense recorded in fiscal 2011	(1,598)	–

Total definite-lived intangibles	$41,982	$–

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Our indefinite-lived intangible assets are tested for impairment at least annually. We are not amortizing these intangible assets, as each has an indefinite useful life. We perform our annual impairment test during the fourth quarter, or more frequently should events or circumstances change that would indicate that an impairment may have occurred. The values of the indefinite-lived intangible assets were determined using a discounted cash flow method, based on a relief from royalty concept. In the fourth quarter of fiscal 2011 and 2010, we performed an analysis to compare the fair values of each of these intangible assets, using a discounted cash flow method, to each of their respective carrying values and concluded that these intangible assets were not impaired.

Intangible assets subject to amortization consist of $43.6 million in customer relationships and are being amortized, on a straight-line basis, over a period of 10 years. Amortization expense for fiscal 2011 was approximately $1.6 million. For fiscal years 2012 through 2016, we expect to record annual amortization expense of approximately $4.4 million in each fiscal year.

Accounting for the Impairment of Long-lived Assets

Long-lived assets are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. See Note 2 for a discussion of impairment charges for long-lived assets.

Income Taxes

Income taxes are accounted for in accordance with authoritative guidance, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, we follow a comprehensive model to recognize, measure, present, and disclose in our financial statements the estimated aggregate tax liability of uncertain tax positions that we have taken or expect to take on a tax return. This model states that a tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits.

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

Revenue Recognition

Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the Passport Club and The Black Book loyalty programs and company issued coupons, promotional discounts and associate discounts. For sales from our websites and catalogs, revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

As part of the normal sales cycle, we receive customer merchandise returns related to store and website sales. To account for the financial impact of potential customer merchandise returns, we estimate future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history, current sales levels and projected future return levels.

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

Shipping and Handling Costs

Shipping and handling costs to transport goods between stores or directly to customers, net of amounts paid to us by customers, amounted to $10.5 million, $11.2 million, and $9.6 million in fiscal 2011, 2010 and 2009, respectively, and are included within selling, general and administrative expenses (“SG&A”) in the accompanying consolidated statements of income. Amounts paid by customers to cover shipping and handling costs are immaterial.

Store Pre-opening Costs

Operating costs (including store set-up, rent and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included within SG&A in the accompanying consolidated statements of income.

Advertising Costs

Costs associated with the production of advertising, such as writing, copy, printing, and other costs are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. For fiscal 2011, 2010 and 2009, advertising expense was approximately $110.6 million, $86.8 million, and $65.0 million, respectively, and is included within SG&A in the accompanying consolidated statements of income.

Catalog expenses consist of the cost to create, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is typically less than nine weeks.

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Earnings Per Share

In accordance with guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of basic earnings per common share pursuant to the “two-class” method. For us, participating securities are comprised of unvested restricted stock awards.

Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period including the participating securities. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options.

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income:

	January 28, 2012	January 29, 2011	January 30, 2010
Numerator
Net income	$140,874	$115,394	$69,646
Net income allocated to participating securities	(1,834)	(943)	–

Net income available to common shareholders	$139,040	$114,451	$69,646

Denominator
Weighted average common shares outstanding — basic	169,152,870	176,777,953	177,498,862
Dilutive effect of stock options outstanding	1,097,574	1,255,676	1,358,678

Weighted average common and common equivalent shares outstanding — diluted	170,250,444	178,033,629	178,857,540

Net income per common share:
Basic	$0.82	$0.65	$0.39

Diluted	$0.82	$0.64	$0.39

In fiscal 2011, 2010 and 2009, 3,823,166, 3,280,324 and 3,132,586 potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to stock option awards, because the effect of including these potential shares was antidilutive.

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

2.    IMPAIRMENT CHARGES:

In fiscal 2011, 2010 and 2009, we incurred non-cash impairment charges totaling approximately $2.1 million, $1.9 million and $15.0 million, respectively, which are included in the consolidated statements of income within SG&A. A summary of the charges is presented in the table below (amounts in thousands):

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Impairment of long-lived assets related to underperforming stores	$2,073	$1,868	$1,134
Impairment of software development costs	–	–	8,058
Impairment of note receivable	–	–	5,834

Total pre-tax impairment charges	$2,073	$1,868	$15,026

Long-lived Asset Impairments:    In fiscal 2011, 2010 and 2009, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, recorded impairment charges of approximately $2.1 million, $1.9 million and $1.1 million, respectively. Additionally, in fiscal 2009, we decided to deploy alternative inventory planning and allocation software. As a result, $8.1 million of development costs already incurred related to this project were determined to be impaired.

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

3.    ACQUISITION OF BOSTON PROPER:

On September 19, 2011, we acquired all of the outstanding equity of Boston Proper, Inc. (“Boston Proper”), a privately held direct-to-consumer retailer of distinctive women’s apparel and accessories. Total cash consideration was approximately $214 million, $205 million for the common stock, stock options and certain transaction related expenses and approximately $9 million for incremental working capital generated after the signing of the merger agreement and prior to closing of the transaction. The cash paid at closing was funded by available cash balances. An escrow in the aggregate amount of $15 million of the merger consideration was established at the closing to secure the indemnification and other obligations of Boston Proper shareholders and certain covenants under the merger agreement. Subsequent to year-end, $2 million of the escrow was released in accordance with the terms of the merger agreement.

We incurred certain pre-tax acquisition and integration costs totaling approximately $5.1 million, consisting of professional service fees and employee-related benefit costs, which are reflected as a separate line item on the accompanying consolidated statements of income. We expect to incur additional acquisition and integration costs in future periods as we integrate the Boston Proper business into our corporate structure but expect such costs will be immaterial.

We allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. None of the goodwill acquired is deductible for tax purposes.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Intangible assets not subject to amortization consist of $51.2 million related to the Boston Proper tradename. Intangible assets subject to amortization consist of $43.6 million in customer relationships and are being amortized, on a straight-line basis, over a period of 10 years. Amortization expense for the year ended January 28, 2012 was approximately $1.6 million. For fiscal years 2012 through 2016, we expect to record annual amortization expense of approximately $4.4 million in each fiscal year.

The purchase price was allocated as follows as of September 19, 2011:

Current assets	$23,489
Current liabilities	(12,648)
Non-current assets
Goodwill	141,919
Intangibles- tradename	51,200
Intangibles-customer relationships	43,580
Other	1,762
Non-current deferred tax liabilities	(35,741)

Total purchase price	$213,561

The allocation of the purchase price to assets acquired and liabilities assumed is preliminary pending finalization of management’s analysis.

Boston Proper’s results of operations are included in our consolidated results from the date of acquisition, and were not material to our consolidated results for the year ended January 28, 2012.

4.    MARKETABLE SECURITIES:

Marketable securities are classified as available-for-sale and as of January 28, 2012 generally consist of municipal bonds, corporate bonds, and U.S. government and agency securities with $119.8 million of securities with maturity dates less than one year and $69.1 million with maturity dates over one year and less than two years. As of January 29, 2011, marketable securities generally consisted of variable rate demand notes, which are considered highly liquid, variable rate municipal debt securities, municipal bonds, asset-backed securities, corporate bonds and U.S. treasury securities.

The following tables summarize our investments in marketable securities at January 28, 2012 and January 29, 2011 (amounts in thousands):

	January 28, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$188,606	$359	$31	$188,934

	January 29, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$533,631	$467	$79	$534,019

5.    FAIR VALUE MEASUREMENTS:

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

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

We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts, and assets held in our non-qualified deferred compensation plan. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party pricing entities, except for U.S. government securities which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our consolidated balance sheets.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.

During fiscal 2011, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore during fiscal 2011 and 2010, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

In accordance with the provisions of the guidance, we categorized our financial assets, whether valued on a recurring or non-recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows (amounts in thousands):

		Fair Value Measurements at Reporting Date Using
	Balance as of January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash equivalents:
Money market accounts	$3,793	$3,793	$—	$—
Marketable securities:
Corporate bonds	73,107	—	73,107	—
Municipal securities	61,260	—	61,260	—
U.S. government securities	25,355	25,355	—	—
U.S. government agencies	23,648	—	23,648	—
Certificates of deposit	3,576	—	3,576	—
Commercial paper	1,988	—	1,988	—
Noncurrent Assets
Deferred compensation plan	4,146	4,146	—	—

Total	$196,873	$33,294	$163,579	$—

		Fair Value Measurements at Reporting Date Using
	Balance as of January 29, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash equivalents:
Money market accounts	$5,397	$5,397	$—	$—
Marketable securities:
Variable rate demand notes	319,220	—	319,220	—
Municipal securities	151,159	—	151,159	—
U.S. government securities	58,554	58,554	—	—
Corporate bonds	2,055	—	2,055	—
Asset-backed securities	3,031	—	3,031	—
Noncurrent Assets
Deferred compensation plan	4,143	4,143	—	—

Total	$543,559	$68,094	$475,465	$—

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

6.    PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following:

	January 28, 2012	January 29, 2011
Prepaid expenses	$30,952	$26,851
Accounts receivable	6,164	3,845
Income tax receivable	9,423	6,565
Other current assets	8,565	10,976

Total prepaid and other current assets	$55,104	$48,237

7.    OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

	January 28, 2012	January 29, 2011
Allowance for estimated customer returns, gift cards and store credits outstanding	$50,447	$41,781
Accrued payroll, benefits, bonuses and severance costs	43,953	31,547
Deferred rent and lease credits	20,939	19,760
Other	22,375	21,524

Total other current liabilities	$137,714	$114,612

8.    INCOME TAXES:

The income tax provision consisted of the following:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Current:
Federal	$52,245	$29,809	$30,555
State	11,366	1,106	3,998
Deferred:
Federal	17,991	28,623	5,451
State	1,498	3,862	196

Total income tax provision	$83,100	$63,400	$40,200

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	3.7	1.8	2.5
Other items, net	(1.6)	(1.3)	(0.9)

Total	37.1%	35.5%	36.6%

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
Current deferred tax assets:
Accrued liabilities and allowances	$11,840	$11,161
Other, net	2,424	1,642

	14,264	12,803
Noncurrent deferred tax assets:
Accrued liabilities and allowances	2,128	2,105
Accrued straight-line rent	16,784	16,980
Stock-based compensation	13,779	10,915
Other, net	3,329	3,228

	36,020	33,228

Total deferred tax assets	50,284	46,031

Current deferred tax liabilities:
Inventories	(5,699)	(1,827)

	(5,699)	(1,827)

Noncurrent deferred tax liabilities:
Property related, net	(33,692)	(14,160)
Other intangible assets	(54,453)	(18,104)

	(88,145)	(32,264)

Total deferred tax liabilities	$(93,844)	$(34,091)

A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2011 and fiscal 2010 is as follows:

	Fiscal 2011	Fiscal 2010
Balance at beginning of year	$3,628	$6,886
Additions for tax positions of prior years	167	278
Reductions for tax positions of prior years	(81)	(2,612)
Additions for tax positions for the current year	442	335
Reductions for tax positions for the current year	—	—
Settlements with tax authorities	(306)	(1,172)
Reductions due to lapse of applicable statutes of limitation	(173)	(87)

Balance at end of year	$3,677	$3,628

Included in each of the January 28, 2012 and January 29, 2011 balances was $2.4 million of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. In both fiscal 2011 and 2010, we accrued $0.4 million for interest and penalties. We had approximately $2.1 million for the payment of interest and penalties accrued at both January 28, 2012 and January 29, 2011. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.

In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment when the federal return is filed. Our fiscal 2009 year has been examined and a full acceptance letter issued. Our fiscal 2010 year has been examined and a partial acceptance letter issued. All issues have been resolved during the post-file review process and we are awaiting a full acceptance letter. During the year, our fiscal 2006 year return was subjected to a limited review due to the filing of a Telephone Excise Tax Refund (TETR) claim and no additional changes were made.

With few exceptions, we are no longer subject to state and local examinations for years before fiscal 2008. Various state examinations are currently underway for fiscal periods spanning from 2003 through 2009; however, we do not expect any significant change to our uncertain tax positions within the next year.

9.    DEFERRED LIABILITIES:

Deferred liabilities consisted of the following:

	January 28, 2012	January 29, 2011
Deferred rent	$42,622	$42,929
Deferred lease credits	93,465	97,253
Other deferred liabilities	10,542	9,415

Total deferred liabilities	146,629	149,597
Less current portion	(20,939)	(19,760)

Total deferred liabilities	$125,690	$129,837

Deferred rent represents the difference between operating lease obligations currently due and operating lease expense, which is recorded on a straight-line basis over the terms of our leases.

Deferred lease credits represent construction allowances received from landlords and are amortized as a reduction of rent expense over the appropriate respective terms of the related leases.

10.    COMMITMENTS AND CONTINGENCIES:

Leases

We lease retail store space, office space and various office equipment under operating leases expiring in various years through the fiscal year ending 2023. Certain of the leases provide that we may cancel the lease if our retail sales at that location fall below an established level, and certain leases provide for additional rent payments to be made when sales exceed a base amount.

Certain operating leases provide for renewal options for periods from three to five years at their fair rental value at the time of renewal. In the normal course of business, operating leases are generally renewed or replaced by other leases.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of January 28, 2012, are approximately as follows:

FISCAL YEAR ENDING:
February 2, 2013	$143,161
February 1, 2014	128,974
January 31, 2015	119,058
January 30, 2016	107,716
January 29, 2017	88,391
Thereafter	157,270

Total minimum lease payments	$744,570

A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically exercised many or met these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2011, 2010 and 2009, total rent expense under operating leases was approximately $184.5 million, $172.1 million, and $161.6 million, respectively, including common area maintenance charges of approximately $27.5 million, $25.0 million, and $23.7 million, respectively, other rental charges of approximately $25.8 million, $24.5 million, and $23.6 million, respectively, and contingent rental expense, based on sales, of approximately $10.6 million, $8.2 million, and $6.5 million, respectively.

Credit Facility

On July 27, 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent. The Credit Facility replaces our previous $55 million secured credit facility with SunTrust Bank.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides the Company the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of January 28, 2012, no borrowings are outstanding under the Credit Facility.

The Credit Facility contains standard affirmative and negative covenants and other limitations (subject to various carve-outs) regarding the Company. The covenants limit: (a) the making of investments, the payment of dividends and other payments with respect to capital, the disposition of material assets other than in the ordinary course of business, and mergers and acquisitions under certain conditions, (b) transactions with affiliates unless such transactions are completed in the ordinary course of business and upon fair and reasonable terms, (c) the incurrence of liens and indebtedness, and (d) certain substantial changes in the nature of the subsidiaries’ business.

The Credit Facility contains customary financial covenants for unsecured credit facilities, consisting of a maximum total debt leverage ratio that cannot be greater than 3.25 to 1.00 and a minimum fixed charge coverage ratio that cannot be less than 1.20 to 1.00.

The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated or the Credit Facility may be terminated. The Company was in compliance with the applicable ratio requirements and other covenants at January 28, 2012.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Other

At January 28, 2012 and January 29, 2011, we had approximately $351.2 million and $326.7 million, respectively, of open purchase orders for inventory, in the normal course of business, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date.

The Company was named as a defendant in a putative class action filed in October 2011 in the Superior Court of the State of California for the County of San Diego, Leslie Golba v. White House | Black Market, Inc. The Complaint alleged that the Company, in violation of California law, requested or required customers to provide personal information as a condition of accepting payment by credit card. The Company always believed that the case was without merit. Recently, the plaintiff voluntarily dismissed her case against us without our providing anything of value to the plaintiff.

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

11.    STOCK COMPENSATION PLANS AND CAPITAL STOCK TRANSACTIONS:

General

Total compensation expense related to stock-based awards in fiscal 2011, 2010 and 2009 was $15.2 million, $10.5 million and $7.4 million, respectively. The total tax benefit associated with stock-based compensation for fiscal 2011, 2010 and 2009 was $5.8 million, $4.0 million and $2.8 million, respectively. We recognize stock-based compensation costs net of a forfeiture rate and on a straight-line basis over the requisite service period of the award.

In addition to stock options, we have historically issued nonvested stock awards (restricted stock) pursuant to restricted stock agreements. Shares of nonvested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon, and are considered to be currently issued and outstanding. In general, restricted stock awards vest pro-rata over a period of three years from the date of grant.

Furthermore, we also issued performance-based restricted stock to our President and Chief Executive Officer in fiscal years 2011, 2010 and 2009. For these awards, he was eligible to receive from 0 to 133,333 shares, with a target of 100,000 shares, contingent upon the achievement of certain Company-specific performance goals over each of the 2011, 2010 and 2009 fiscal years. For the fiscal 2011 award, it was determined that he had earned 74,010 shares based on our performance, which will vest one year from the date of grant. For the fiscal 2010 and fiscal 2009 awards, it was determined that he had earned 133,333 shares based on our performance. The fiscal 2010 and 2009 awards vest two years and three years from the date of grant, respectively. All of these awards vested in early fiscal 2012. We accounted for these awards by recording compensation expense, based on the number of shares ultimately expected to vest on a straight-line basis over the respective service period. In fiscal 2011, we also granted performance-based restricted stock to certain executives contingent upon the achievement of certain Company-specific performance goals for fiscal 2011. For these awards, it was determined that the performance goals had been met and 100% of the award was earned. These awards will vest pro-rata over a period of three years from the date of grant.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Lastly, we have issued and will continue to issue Performance Stock Units (“PSU”). Each PSU award has the ability to be converted into shares upon the achievement of certain Company-specific performance goals. The PSU’s are not entitled to voting rights or dividends. As of January 28, 2012, no PSU awards were outstanding.

Omnibus Stock and Incentive Plan

In April 2002, the Board approved the Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, which initially reserved 9,710,280 shares of common stock for future issuance. In fiscal 2008, our shareholders approved the Amended and Restated Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan (the “Omnibus Plan”), effective as of June 26, 2008. In particular, the amendments included: (i) increasing the total number of shares of our Common Stock with respect to which awards may be granted under the plan by an additional 10,000,000 shares, (ii) expanding the permissible types of awards to include stock-based and cash-based Stock Appreciation Rights (SARs) and performance awards, and (iii) eliminating the automatic grants of stock options for both new and continuing non-employee directors. Our executive officers and directors are eligible to receive awards under the Omnibus Plan, including stock options, restricted stock, restricted stock units, SARs and performance awards, in accordance with the terms and conditions of the Omnibus Plan. Under the Omnibus Plan, options generally vest evenly over three years and have a 10-year term. As of January 28, 2012, approximately 6.3 million nonqualified stock options are outstanding under the Omnibus Plan and approximately 5.1 million shares remain available for future grants of stock-based awards.

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

The weighted average assumptions relating to the valuation of our stock options for fiscal 2011, 2010 and 2009 were as follows:

	Fiscal 2011	Fiscal 2010	Fiscal 2009
Weighted average fair value of grants	$6.49	$6.65	$3.23
Expected volatility	66%	66%	63%
Expected term (years)	4.5 years	4.5 years	4.5 years
Risk-free interest rate	1.8%	2.0%	1.9%
Expected dividend yield	1.5%	1.1%	N/A

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Stock Option Activity

Stock option activity for fiscal 2011 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	6,033,101	$12.87
Granted	1,787,500	13.37
Exercised	(671,441)	5.52
Canceled or expired	(845,782)	18.16

Outstanding, end of period	6,303,378	13.09	6.34	$13,590

Vested and expected to vest at January 28, 2012	5,884,162	13.08	6.15	13,515
Exercisable at January 28, 2012	3,812,970	13.46	4.94	11,817

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess, if any, of the closing stock price on the last trading day of fiscal 2011 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 28, 2012. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised during fiscal 2011, 2010 and 2009 (based on the difference between our stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $5.2 million, $4.9 million and $5.9 million, respectively.

As of January 28, 2012, there was $7.5 million of total unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted average period of 1.9 years.

Cash received from option exercises and purchases under the Employee Stock Purchase Plan for fiscal 2011 was an aggregate of $4.5 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $2.0 million for fiscal 2011.

Restricted Stock Activity

Restricted stock activity for fiscal 2011 was as follows:

	Fiscal 2011
	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	1,430,335	$9.27
Granted	1,294,427	12.53
Vested	(418,142)	7.96
Canceled	(198,669)	11.09

Nonvested, end of period	2,107,951	$11.36

Total fair value of shares of restricted stock that vested during fiscal 2011, 2010 and 2009 was $5.3 million, $5.6 million and $5.4 million, respectively. As of January 28, 2012, there was $13.6 million of unrecognized stock-based compensation expense related to nonvested restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.7 years.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

Employee Stock Purchase Plan

We sponsor an employee stock purchase plan (“ESPP”) under which substantially all full-time employees are given the right to purchase shares of our common stock during each of the two specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2011, 2010 and 2009, approximately 72,000, 85,000, and 60,000 shares, respectively, were purchased under the ESPP. We recognize compensation expense based on the 15% discount at purchase.

Share Repurchase Program

During fiscal 2011, we repurchased and retired 14.1 million shares, at a total cost of approximately $182.4 million. On November 17, 2011, our Board approved a new $200 million share repurchase program of our outstanding common stock, effective November 23, 2011, and cancelled in its entirety the prior $200.0 million share repurchase program, which had $24.2 million remaining. As of January 28, 2012, approximately $175.0 million remains available under our current share repurchase program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

12.    RETIREMENT PLANS:

We have a 401(k) defined contribution employee benefit plan (the “Plan”) covering substantially all employees. Employees’ rights to Company-contributed benefits vest fully upon completing five years of service, with incremental vesting starting in service year two. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2011, 2010 and 2009, our costs under the Plan were approximately $2.8 million, $2.6 million, and $2.4 million, respectively.

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

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED

13.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	Net Sales	Gross Margin	Net Income	Net Income Per Common Share — Basic	Net Income Per Common and Common Equivalent Share — Diluted
Fiscal year ended January 28, 2012:
First quarter	$537,158	$317,663	$45,918	$0.26	$0.26
Second quarter	551,449	309,327	43,391	0.25	0.25
Third quarter	538,546	301,508	26,467	0.16	0.16
Fourth quarter	569,207	297,872	25,098	0.15	0.15
Fiscal year ended January 29, 2011:
First quarter	$481,588	$281,580	$35,402	$0.20	$0.20
Second quarter	465,371	259,207	30,455	0.17	0.17
Third quarter	483,022	275,067	28,844	0.16	0.16
Fourth quarter	474,974	252,723	20,694	0.12	0.12

14.    SUBSEQUENT EVENT:

On March 1, 2012, we announced that our Board of Directors declared a quarterly dividend of $0.0525 per share on our common stock. The dividend will be payable on March 26, 2012 to shareholders of record at the close of business on March 12, 2012. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2012 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation, management concluded that internal control over financial reporting was effective as of January 28, 2012.

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

The effectiveness of our internal control over financial reporting as of January 28, 2012 has been audited by Ernst & Young LLP, an independent registered certified public accounting firm, as stated in their report which follows.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chico’s FAS, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chico’s FAS, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the fiscal 2011 consolidated financial statements of Chico’s FAS, Inc. and subsidiaries and our report dated March 21, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Tampa, Florida

March 21, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and our audit committee financial expert and Section 16(a) beneficial ownership reporting compliance in our 2012 Annual Meeting proxy statement is incorporated herein by reference. Information about our executive officers is included in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in our 2012 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 2012 Annual Meeting proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information concerning our equity compensation plans as of the end of the fiscal year ended January 28, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,303,378	$13.09	5,098,928
Equity compensation plans not approved by security holders	—	—	—

Total	6,303,378	$13.09	5,098,928

(1)	Includes shares authorized for issuance under the Company’s Amended and Restated 2002 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in our 2012 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in our 2012 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   Documents filed as part of this Report.

(1)	The following financial statements are contained in Item 8:

Financial Statements	Page in this Report
Report of Ernst & Young LLP, independent registered certified public accounting firm	29
Consolidated Statements of Income for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010	30
Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011	31
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010	32
Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012, January 29, 2011, and January 30, 2010	33
Notes to Consolidated Financial Statements	34

(2)	The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

2.1*	Agreement and Plan of Merger dates as of August 16, 2011 by and among the Company, Harbor DTC, Inc., Boston Proper, Inc. and others (Filed as Exhibit 2.1 to the Company’s Form 10-Q for the period ended July 30, 2011 as filed with the Commission on August 24, 2011). Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish any such omitted exhibit or schedule supplementally to the Commission upon request.
3.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)
3.2*	Composite Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K as filed with the Commission on March 24, 2010)
4.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)
4.2*	Composite Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K as filed with the Commission on March 24, 2010)
4.3*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)
10.1*	Employment letter agreement between the Company and Donna Noce Colaco, with employment commencing on August 6, 2007 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 4, 2007, as filed with the Commission on August 29, 2007)
10.2*	Employment letter agreement between the Company and Kent A. Kleeberger, with employment commencing on November 1, 2007 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on October 23, 2007)
10.3*	Employment letter agreement between the Company and David F. Dyer, dated as of January 7, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on January 8, 2009)

10.4*	Amendment No. 1 to employment letter agreement between the Company and David F. Dyer, dated March 5, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 12, 2009)
10.5*	Employment letter agreement between the Company and Jeffrey A. Jones, dated as of February 11, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 27, 2009)
10.6*	Employment letter agreement between the Company and Cynthia S. Murray, dated as of January 29, 2009 (Filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)
10.7*	Employment letter agreement between the Company and Laurie Van Brunt, dated as of April 21, 2010 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 1, 2010, as filed with the Commission on May 28, 2010)
10.8*	Employment letter agreement between the Company and Sara K. Stensrud, dated as of July 6, 2010 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010)
10.9*	Employment letter agreement between the Company and Pamela K. Knous, with employment commencing on June 23, 2011 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 23, 2011)
10.10*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)
10.11*	First Amendment to the 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10.12*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.13*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)
10.14*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)
10.15*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.16*	First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)
10.17*	Amended and Restated 2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)
10.18*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.19*	Revised Form of 2002 Omnibus Stock and Incentive Plan Stock Option Agreement for Employees (Filed as Exhibit 10.22 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)
10.20*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.21*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 28, 2008)

10.22*	Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)
10.23*	Form of 2002 Omnibus Stock and Incentive Plan Performance-Based Restricted Stock Agreement for Employees (Filed as Exhibit 10.26 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)
10.24*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Commission on March 27, 2009)
10.25*	Form of 2002 Omnibus Stock and Incentive Plan Performance Share Unit Agreement for Employees (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended January 30, 2010, as filed with the Commission on March 24, 2010)
10.26*	Chico’s FAS, Inc. 2002 Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 30, 2011, as filed with the Commission on August 24, 2011)
10.27*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)
10.28*	First Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 5, 2006)
10.29*	Second Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 13, 2007)
10.30*	Amended and Restated Chico’s FAS, Inc. Cash Bonus Incentive Plan (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010.
10.31*	Chico’s Amended and Restated Executive Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 28, 2008)
10.32*	Amendment No. 1 to Chico’s FAS, Inc. Executive Severance Plan (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)
10.33*	Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Commission on March 28, 2008)
10.34*	Amendment No. 1 to Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)
10.35*	Participation Agreement with Kent A. Kleeberger (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on March 6, 2008)
10.36*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)
10.37*	Indemnification Agreements with Betsy S. Atkins, John W. Burden, III, Verna K. Gibson, and Ross E. Roeder (Filed as Exhibits 10.1-10.3 and 10.8 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)
10.38*	Indemnification Agreement with A. Alexander Rhodes (Filed as Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on May 2, 2006)
10.39*	Indemnification Agreements with John J. Mahoney and David F. Dyer (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)
10.40*	Indemnification Agreement with Andrea M. Weiss (Filed as Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.41*	Indemnification Agreement with Stephen E. Watson (Filed as Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)
10.42*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.43*	Chico’s FAS, Inc. 2005 Deferred Compensation Plan effective January 1, 2005 (amended and restated January 1, 2008) (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2008, as filed with the Commission on December 9, 2008)
10.44*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)
10.45*	Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of July 27, 2011 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 29, 2011)
10.46*	Amendment No. 1 to Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of September 14, 2011 (Filed as Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 23, 2011)
21	Subsidiaries of the Registrant
23	Consent of Ernst & Young LLP
31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer
31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO’S FAS, INC.

By:	/s/ David F. Dyer
DAVID F. DYER
President, Chief Executive Officer and Director

Date: March 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Dyer David F. Dyer	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2012

/s/ Pamela K. Knous Pamela K. Knous	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 21, 2012

/s/ Ross E. Roeder Ross E. Roeder	Chairman of the Board	March 21, 2012

/s/ Betsy S. Atkins Betsy S. Atkins	Director	March 21, 2012

/s/ Verna K. Gibson Verna K. Gibson	Director	March 21, 2012

/s/ John J. Mahoney John J. Mahoney	Director	March 21, 2012

/s/ David F. Walker David F. Walker	Director	March 21, 2012

/s/ Stephen E. Watson Stephen E. Watson	Director	March 21, 2012

/s/ Andrea M. Weiss Andrea M. Weiss	Director	March 21, 2012