Form 10-Q
period 2012-04-28
CHICOS FAS INC
filed 2012-05-22
CIK 897429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
April 28, 2012	001-16435

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At May 15, 2012, the registrant had 167,684,105 shares of Common Stock, $0.01 par value per share, outstanding.

Chico’s FAS, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chico’s FAS, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales:
Chico’s/Soma Intimates	$425,342	$374,934
White House | Black Market	191,727	162,224
Boston Proper	33,748	—

Total net sales	650,817	537,158

Cost of goods sold	272,221	219,495

Gross margin	378,596	317,663

Selling, general and administrative expenses:
Selling, general and administrative expenses	291,676	244,845
Acquisition and integration costs	558	—

Total selling, general and administrative expenses	292,234	244,845

Income from operations	86,362	72,818
Interest income, net	183	400

Income before income taxes	86,545	73,218
Income tax provision	32,900	27,300

Net income	$53,645	$45,918

Per share data:
Net income per common share–basic	$0.32	$0.26

Net income per common and common equivalent share–diluted	$0.32	$0.26

Weighted average common shares outstanding–basic	163,974	174,881

Weighted average common and common equivalent shares outstanding–diluted	164,876	176,112

Comprehensive income	$53,523	$46,063

Dividends declared per share	$0.105	$0.10

See Accompanying Notes to the Consolidated Financial Statements.

Chico’s FAS, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	April 28, 2012	January 28, 2012	April 30, 2011
	(Unaudited)		(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$147,077	$58,919	$123,409
Marketable securities, at fair value	193,446	188,934	442,815
Inventories	213,676	194,469	198,544
Prepaid expenses and other current assets	50,973	55,104	45,150

Total Current Assets	605,172	497,426	809,918
Property and Equipment, Net	564,904	550,230	507,963

Other Assets:
Goodwill	238,693	238,693	96,774
Other intangible assets, net	131,022	132,112	38,930
Other assets, net	6,821	6,691	7,133

Total Other Assets	376,536	377,496	142,837

	$1,546,612	$1,425,152	$1,460,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$147,925	$100,395	$129,894
Other current liabilities	164,746	137,714	140,692

Total Current Liabilities	312,671	238,109	270,586

Noncurrent Liabilities:
Deferred liabilities	128,054	125,690	127,769
Deferred taxes	49,528	52,125	—

Total Noncurrent Liabilities	177,582	177,815	127,769

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,677	1,657	1,762
Additional paid-in capital	313,756	302,612	287,853
Retained earnings	740,720	704,631	772,215
Accumulated other comprehensive income	206	328	533

Total Stockholders’ Equity	1,056,359	1,009,228	1,062,363

	$1,546,612	$1,425,152	$1,460,718

See Accompanying Notes to the Consolidated Financial Statements.

Chico’s FAS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Cash Flows From Operating Activities:
Net income	$53,645	$45,918

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	26,092	24,188
Deferred tax benefit	(2,014)	(1,375)
Stock-based compensation expense	5,318	3,636
Excess tax benefit from stock-based compensation	(3,136)	(762)
Deferred rent and lease credits	(4,027)	(4,330)
Loss on disposal and impairment of property and equipment	1,285	1,434
(Increase) decrease in assets —
Inventories	(19,206)	(38,730)
Prepaid expenses and other assets	3,284	3,459
Increase in liabilities —
Accounts payable	38,726	14,404
Accrued and other deferred liabilities	36,845	29,119

Total adjustments	83,167	31,043

Net cash provided by operating activities	136,812	76,961

Cash Flows From Investing Activities:
(Increase) decrease in marketable securities	(4,633)	91,349
Purchases of property and equipment	(40,942)	(16,208)

Net cash (used in) provided by investing activities	(45,575)	75,141

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	5,815	1,373
Excess tax benefit from stock-based compensation	3,136	762
Dividends paid	(8,753)	(8,835)
Repurchase of common stock	(3,277)	(36,688)

Net cash used in financing activities	(3,079)	(43,388)

Net increase in cash and cash equivalents	88,158	108,714
Cash and Cash Equivalents, Beginning of period	58,919	14,695

Cash and Cash Equivalents, End of period	$147,077	$123,409

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$86	$69
Cash paid for income taxes, net	$890	$576

See Accompanying Notes to the Consolidated Financial Statements.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 28, 2012

(Unaudited)

(in thousands, except share and per share amounts)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal adjustments considered necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2012. The January 28, 2012 balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.

As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended April 28, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Note 2.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to report other comprehensive income and its components in the statement of changes in stockholders’ equity was eliminated. This guidance is effective for periods beginning after December 15, 2011 and must be retroactively applied to all reporting periods presented. We adopted this guidance effective January 29, 2012 and the interim presentation has been adjusted to show total comprehensive income in one continuous statement with net income in accordance with the new guidance. Other than the change in presentation, this guidance did not have an impact on our consolidated results of operations, financial position or cash flows.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 28, 2012

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

We allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values on the acquisition date, with the remaining unallocated purchase price recorded as goodwill. The allocation of the purchase price to assets acquired and liabilities assumed is subject to further adjustment pending finalization of management’s analysis.

Note 4.	Stock-Based Compensation

For the thirteen weeks ended April 28, 2012 and April 30, 2011, stock-based compensation expense was $5.3 million and $3.6 million, respectively. We recognize stock-based compensation costs, net of a forfeiture rate, and on a straight-line basis over the requisite service period of the award. As of April 28, 2012, approximately 3.4 million shares remain available for future grants of either stock options, restricted stock or restricted stock units, stock appreciation rights or performance shares.

For the thirteen weeks ended April 28, 2012, we did not grant any stock options. In prior years, we used the Black-Scholes option-pricing model to value our stock options. The weighted average assumptions relating to the valuation of our stock options for the thirteen weeks ended April 30, 2011 were as follows:

Thirteen Weeks Ended April 30, 2011
Weighted average fair value of grants	$6.70
Expected volatility	66%
Expected term (years)	4.5
Risk-free interest rate	2.0%
Expected dividend yield	1.5%

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 28, 2012

(Unaudited)

(in thousands, except share and per share amounts)

Note 4.	Stock-Based Compensation (continued)

Stock-Based Awards Activity

The following table presents a summary of our stock options activity for the thirteen weeks ended April 28, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	6,303,378	$13.09
Granted	—	—
Exercised	(764,493)	6.43
Canceled or expired	(76,921)	14.65

Outstanding, end of period	5,461,964	14.00

Exercisable at April 28, 2012	3,915,276	14.34

The following table presents a summary of our restricted stock activity for the thirteen weeks ended April 28, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,107,951	$11.36
Granted	1,445,910	15.01
Vested	(279,851)	13.30
Canceled	(58,970)	12.20

Unvested, end of period	3,215,040	12.79

Performance-based Awards

In the first quarter of fiscal 2012, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2012. Any units earned as a result of the achievement of such goals will vest over 3 years from the date of grant and will be settled in shares of our common stock. We are recording compensation expense based on the number of units ultimately expected to vest, recognized on a straight-line basis over the 3-year service period.

The following table presents a summary of our PSU activity for the thirteen weeks ended April 28, 2012:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	—	$—
Granted	689,096	15.01
Vested	—	—
Canceled	(2,700)	15.01

Unvested, end of period	686,396	15.01

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 28, 2012

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

Earnings per share (“EPS”) is determined using the two-class method, as it is more dilutive than the treasury stock method. Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and PSUs.

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of comprehensive income:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Numerator
Net income	$53,645	$45,918
Net income and dividends allocated to unvested restricted stock	(933)	(537)

Net income available to common shareholders	$52,712	$45,381

Denominator

Weighted average common shares outstanding – basic	163,973,850	174,881,470

Dilutive effect of outstanding awards	902,397	1,230,938

Weighted average common and common equivalent shares outstanding – diluted	164,876,247	176,112,408

Net income per common share
Basic	$0.32	$0.26

Diluted	$0.32	$0.26

For the thirteen weeks ended April 28, 2012 and April 30, 2011, stock options representing 1,619,363 and 3,905,031 shares of common stock, respectively, were excluded from the computation of diluted EPS because they were anti-dilutive.

Note 6.	Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of these assets and liabilities approximate their fair value due to the short-term nature of the instruments.

Marketable securities are classified as available-for-sale and generally consist of municipal bonds, corporate bonds, and U.S. government and agency securities. As of April 28, 2012, our holdings consisted of $118.7 million of securities with maturity dates less than one year and $74.7 million with maturity dates over one year and less than or equal to two years.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 28, 2012

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

During the quarter ended April 28, 2012, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of April 28, 2012, January 28, 2012 and April 30, 2011, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

April 28, 2012

(Unaudited)

(in thousands, except share and per share amounts)

Note 6.	Fair Value Measurements (continued)

In accordance with the provisions of the guidance, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of April 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash equivalents:
Money market account	$29,430	$29,430	$—	$—
Marketable securities:
Municipal securities	52,425	—	52,425	—
U.S. government securities	17,700	17,700	—	—
U.S. government agencies	31,608	—	31,608	—
Corporate bonds	86,171	—	86,171	—
Commercial paper	1,990	—	1,990	—
Certificates of deposit	3,552	—	3,552	—
Non Current Assets
Deferred compensation plan	4,316	4,316	—	—

Total	$227,192	$51,446	$175,746	$—

	Balance as of January 28, 2012
Current Assets
Cash equivalents:
Money market account	$3,793	$3,793	$—	$—
Marketable securities:

Municipal securities	61,260	—	61,260	—
U.S. government securities	25,355	25,355	—	—
U.S. government agencies	23,648	—	23,648	—
Corporate bonds	73,107	—	73,107	—
Commercial paper	1,988	—	1,988	—
Certificates of deposit	3,576	—	3,576	—

Non Current Assets
Deferred compensation plan	4,146	4,146	—	—

Total	$196,873	$33,294	$163,579	$—

	Balance as of April 30, 2011
Current Assets
Cash equivalents:
Money market account	$29,466	$29,466	$—	$—
Marketable securities:
Municipal securities	151,681	—	151,681	—
U.S. government securities	67,290	67,290	—	—
U.S. government agencies	51,835	—	51,835	—
Corporate bonds	122,767	—	122,767	—
Asset-backed securities	1,622	—	1,622	—
Commercial paper	45,555	—	45,555	—
Certificates of deposit	2,065	—	2,065	—
Non Current Assets
Deferred compensation plan	4,343	4,343	—	—

Total	$476,624	$101,099	$375,525	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2011 Annual Report to Stockholders.

Executive Overview

We are a national specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items operating under the Chico’s, White House | Black Market (“WH|BM”), Soma Intimates (“Soma”) and Boston Proper brand names. We earn revenues and generate cash through the sale of merchandise in our retail stores, on our various websites and through our call centers, which take orders for all of our brands.

Net sales for the first quarter of fiscal 2012 were $650.8 million, an increase of 21.2%, compared to $537.2 million last year. The increase reflects a consolidated comparable sales increase of 9.6%, an 8.0% increase in square footage and $33.7 million in sales for Boston Proper. The consolidated comparable sales increase of 9.6% for the first quarter was on top of a 7.7% increase for last year’s first quarter, and reflects increases in both average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased 8.8% on top of a 7.8% increase in last year’s first quarter and the WH|BM brand’s comparable sales increased 11.3% on top of a 7.4% increase in last year’s first quarter.

Net income for the first quarter of fiscal 2012 was $53.6 million, or $0.32 per basic and diluted share, compared to net income of $45.9 million, or $0.26 per basic and diluted share in last year’s first quarter, reflecting an earnings per share increase of 23.1%. The $0.32 per diluted share represents the highest quarterly earnings per share result in our history and we believe is an indication that our merchandise and marketing resonated well with our customers.

Future Outlook

For fiscal 2012, including Boston Proper’s operations, our planning assumptions are:

•

Net sales increase at a mid to high teens percentage rate to approximately $2.5 to $2.6 billion, which includes comparable sales growth at a mid-single-digit rate, approximately 9% growth in store square footage and approximately $30 million in sales from the 53rd week;

•	Gross margin rate down approximately 50 basis points;

•	Selling, general and administrative expenses (“SG&A”), as a percentage of net sales, down approximately 25 to 75 basis points;

•	Effective tax rate to be approximately 38%;

•	Weighted average diluted shares to be approximately 166 million, excluding any impact of share repurchases;

•	Inventories to be in-line with sales growth; and

•	Capital expenditures of approximately $150 million, which includes 120 to 130 gross new stores.

Our planning assumptions exclude any non-recurring acquisition and integration costs for Boston Proper, which we expect will not be material in fiscal 2012. These are our internal planning assumptions and are not intended to be guidance.

Results of Operations – Thirteen Weeks Ended April 28, 2012 Compared to the Thirteen Weeks Ended April 30, 2011

The following table sets forth the percentage relationship to net sales of certain items in our consolidated statements of comprehensive income for the periods shown below:

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	100.0%	100.0%
Cost of goods sold	41.8	40.9

Gross margin	58.2	59.1
Selling, general and administrative expenses	44.8	45.5
Acquisition and integration costs	0.1	—

Income from operations	13.3	13.6
Interest income, net	0.0	0.0

Income before income taxes	13.3	13.6
Income tax provision	5.1	5.1

Net income	8.2%	8.5%

Net Sales

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended April 28, 2012 and April 30, 2011 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 28, 2012		April 30, 2011
Net sales:
Chico’s/Soma Intimates	$425,342	65.3%	$374,934	69.8%
WH|BM	191,727	29.5	162,224	30.2
Boston Proper	33,748	5.2	—	—

Total net sales	$650,817	100.0%	$537,158	100.0%

Net sales for the quarter increased 21.2% to $650.8 million from $537.2 million in last year’s first quarter reflecting a consolidated comparable sales increase of 9.6%, an 8.0% increase in square footage and $33.7 million in sales for Boston Proper. Consolidated comparable sales increased 9.6% for the first quarter following a 7.7% increase for the same period last year reflecting increases in both average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased by 8.8% following a 7.8% increase for the same period last year and the WH|BM brand’s comparable sales increased by 11.3% following a 7.4% increase for the same period last year. Boston Proper’s sales are excluded from the comparable sales calculation until twelve months after the acquisition.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended April 28, 2012 and April 30, 2011 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Cost of goods sold	$272,221	$219,495
Gross margin	$378,596	$317,663
Gross margin percentage	58.2%	59.1%

Gross margin for the quarter was $378.6 million, an increase of 19.2%, compared to $317.7 million in last year’s first quarter. As a percentage of net sales, gross margin was 58.2%, a 90 basis point decrease from last year’s first quarter. This decrease primarily reflects the cycling of 2011’s four-year record gross margin rate, a more promotional environment, and the inclusion of Boston Proper’s results.

Selling, General, and Administrative Expenses

The following table depicts SG&A in dollars and as a percentage of total net sales for the thirteen weeks ended April 28, 2012 and April 30, 2011 (dollar amounts in thousands):

	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011

Selling, general and administrative expenses	$291,676	$244,845
Percentage of total net sales	44.8%	45.5%

SG&A consists of store and direct operating expenses, marketing expenses and National Store Support Center expenses.

SG&A for the quarter was $291.7 million, an increase of 19.1%, compared to $244.8 million in last year’s first quarter. As a percentage of net sales, SG&A was 44.8%, which was a 70 basis point improvement from last year’s first quarter. This improvement reflects leverage on store expenses from our comparable sales increase and the inclusion of Boston Proper’s results, partially offset by higher marketing expenses and increased performance-based incentive compensation.

Provision for Income Taxes

Our effective tax rate for the current quarter was 38.0% compared to an effective tax rate of 37.3% in last year’s first quarter. The effective tax rate for last year reflected favorable state tax settlements.

Net Income and Earnings Per Diluted Share

Net income for the quarter was $53.6 million, an increase of 16.8%, compared to $45.9 million in last year’s first quarter. Earnings per diluted share for the quarter was $0.32, an increase of 23.1%, compared to $0.26 in last year first quarter. The percentage increase in earnings per diluted share was higher than the percentage increase in net income reflecting the repurchase of approximately 14.1 million shares in fiscal 2011.

Liquidity and Capital Resources

We believe that our existing cash and marketable securities balances and cash to be generated from operations will be sufficient to fund capital expenditures, working capital needs, dividend payments, potential share repurchases, commitments and other liquidity requirements associated with our operations through at least the next 12 months. Furthermore, while it is our intention to repurchase our stock and pay a quarterly cash dividend in the future, any determination to repurchase our stock or pay future dividends will be made by the Board of Directors and will depend on our stock price, future earnings, financial condition and other factors established by the Board.

Our ongoing capital requirements will continue to be primarily for: new, expanded, relocated and remodeled stores; our distribution center and other central support facilities; the planned expansion of our NSSC campus; and information technology.

Operating Activities

Net cash provided by operating activities for the quarter was $136.8 million, an increase of approximately $59.9 million from last year’s first quarter, primarily reflecting changes in working capital, as well as higher net income compared to last year’s first quarter.

Investing Activities

Net cash used in investing activities for the first quarter of fiscal 2012 was $45.6 million compared to $75.1 million provided by investing activities for last year’s first quarter. The net change of $120.7 million primarily reflects the proceeds from the sale of marketable securities in last year’s first quarter as we rebalanced our investment portfolio and increased capital expenditures for new, relocated and remodeled stores, investments in distribution center automation, and information technology.

Financing Activities

Net cash used in financing activities for the first quarter of fiscal 2012 and fiscal 2011 was $3.1 million and $43.4 million, respectively. The decrease is primarily attributable to a reduction in share repurchase activity compared to last year.

New Store Openings

During the first quarter of fiscal 2012, we had 27 net store openings consisting of 5 Chico’s net openings, 11 WH|BM net openings and 11 Soma net openings. Currently, we expect our new stores in fiscal 2012 to increase approximately 9%, reflecting approximately 22-26 net openings of Chico’s stores, 53-57 net openings of WH|BM stores, and 30-34 net openings of Soma stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Forward-Looking Statements

This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and future growth rates of our store concepts. The statements may address items such as future sales, gross margin expectations, SG&A expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, we may issue press releases and other written communications, and our representatives may make oral statements, which contain forward-looking information.

These statements, including those in this Form 10-Q and those in press releases or made orally, relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “expects,” “believes,” “anticipates,” “plan,” “estimate,” “approximately,” “our planning assumptions,” “future outlook,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and such subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will in fact occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 21, 2012 and the following:

These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, our ability to secure and maintain customer acceptance of styles and store concepts, the ability to maintain an appropriate level of inventory, the quality of merchandise received from suppliers, the extent and nature of competition in the markets in which we operate, the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories, the effectiveness of our brand awareness and marketing programs, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability to efficiently, timely and successfully execute significant shifts in the countries from which merchandise is supplied, the ability of our suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, our ability to grow through new store openings and the buying public’s acceptance of any of our new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand our distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish our websites, the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images, the ability to effectively and efficiently operate our brands, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are peculiar to our reliance on sourcing from foreign suppliers, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.

All written or oral forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Litigation

In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters including the matters described in Item 1 of Part II of this quarterly report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at April 28, 2012, cannot be ascertained. Although these matters could affect the operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of April 28, 2012 has not significantly changed since January 28, 2012. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of April 28, 2012, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, including municipal bonds, corporate bonds, and U.S. government and agency securities. The portfolio as of April 28, 2012, consisted of $118.7 million of securities with maturity dates less than one year and $74.7 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of April 28, 2012, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.8 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.7 million.

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

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2011 Annual Report on Form 10-K filed with the SEC on March 21, 2012 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2011 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
January 29, 2012 to February 25, 2012	86,521	$14.84	—	$175,006
February 26, 2012 to March 31, 2012	127,705	$15.34	—	$175,006
April 1, 2012 to April 28, 2012	—	$—	—	$175,006

Total	214,226	$15.14	—	$175,006

(a)	Consists of 214,226 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1	Participation Agreement with Pamela K Knous

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	May 22, 2012	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 22, 2012	By:	/s/ Pamela K Knous
Pamela K Knous
Executive Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)