Form 10-Q
period 2012-07-28
CHICOS FAS INC
filed 2012-08-23
CIK 897429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
July 28, 2012	001-16435

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)

11215 Metro Parkway, Fort Myers, Florida 33966

(Address of principal executive offices)

239-277-6200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

At August 17, 2012, the registrant had 166,000,933 shares of Common Stock, $0.01 par value per share, outstanding.

Chico’s FAS, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chico’s FAS, Inc. and Subsidiaries

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales:
Chico’s/Soma Intimates	$839,960	$749,258	$414,618	$374,324
White House | Black Market	386,225	339,349	194,498	177,125
Boston Proper	66,354	—	32,606	—

Total net sales	1,292,539	1,088,607	641,722	551,449

Cost of goods sold	551,763	461,617	279,542	242,122

Gross margin	740,776	626,990	362,180	309,327

Selling, general and administrative expenses	567,797	485,201	276,121	240,356
Acquisition and integration costs	841	—	283	—

Income from operations	172,138	141,789	85,776	68,971
Interest income, net	402	820	219	420

Income before income taxes	172,540	142,609	85,995	69,391
Income tax provision	65,500	53,300	32,600	26,000

Net income	$107,040	$89,309	$53,395	$43,391

Per share data:
Net income per common share–basic	$0.64	$0.51	$0.32	$0.25

Net income per common and common equivalent share–diluted	$0.64	$0.51	$0.32	$0.25

Weighted average common shares outstanding–basic	163,898	173,082	163,822	171,282

Weighted average common and common equivalent shares outstanding–diluted	164,834	174,298	164,732	172,495

Comprehensive income	$107,019	$89,651	$53,496	$43,588

Dividends declared per share	$0.1575	$0.15	$0.0525	$0.05

See Accompanying Notes to the Consolidated Financial Statements.

Chico’s FAS, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	July 28, 2012	January 28, 2012	July 30, 2011
	(Unaudited)		(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$109,466	$58,919	$56,109
Marketable securities, at fair value	248,480	188,934	448,211
Inventories	191,694	194,469	190,745
Prepaid expenses and other current assets	52,642	55,104	57,190

Total Current Assets	602,282	497,426	752,255
Property and Equipment, net	576,788	550,230	524,782

Other Assets:
Goodwill	238,693	238,693	96,774
Other intangible assets, net	129,933	132,112	38,930
Other assets, net	6,628	6,691	5,532

Total Other Assets	375,254	377,496	141,236

	$1,554,324	$1,425,152	$1,418,273

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$139,800	$100,395	$132,703
Other current liabilities	151,936	137,714	113,035

Total Current Liabilities	291,736	238,109	245,738

Noncurrent Liabilities:
Deferred liabilities	129,782	125,690	127,227
Deferred taxes	50,840	52,125	2,969

Total Noncurrent Liabilities	180,622	177,815	130,196

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,660	1,657	1,722
Additional paid-in capital	320,161	302,612	293,881
Retained earnings	759,838	704,631	746,006
Accumulated other comprehensive income	307	328	730

Total Stockholders’ Equity	1,081,966	1,009,228	1,042,339

	$1,554,324	$1,425,152	$1,418,273

See Accompanying Notes to the Consolidated Financial Statements.

Chico’s FAS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Cash Flows From Operating Activities:
Net income	$107,040	$89,309

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	52,655	48,353
Deferred tax (benefit) expense	(4,490)	4,845
Stock-based compensation expense	11,005	8,365
Excess tax benefit from stock-based compensation	(3,367)	(1,642)
Deferred rent and lease credits	(8,082)	(9,167)
Loss on disposal and impairment of property and equipment	1,759	1,756
Decrease (increase) in assets —
Inventories	2,775	(30,931)
Prepaid expenses and other assets	5,519	(12,416)
Increase in liabilities —
Accounts payable	30,689	17,417
Accrued and other deferred liabilities	30,032	6,637

Total adjustments	118,495	33,217

Net cash provided by operating activities	225,535	122,526

Cash Flows From Investing Activities:
(Increase) decrease in marketable securities	(59,568)	86,150
Purchases of property and equipment	(78,755)	(56,265)

Net cash (used in) provided by investing activities	(138,323)	29,885

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	6,524	2,762
Excess tax benefit from stock-based compensation	3,367	1,642
Dividends paid	(17,530)	(17,521)
Repurchase of common stock	(29,026)	(97,880)

Net cash used in financing activities	(36,665)	(110,997)

Net increase in cash and cash equivalents	50,547	41,414
Cash and Cash Equivalents, Beginning of period	58,919	14,695

Cash and Cash Equivalents, End of period	$109,466	$56,109

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$175	$195
Cash paid for income taxes, net	$46,457	$51,587

See Accompanying Notes to the Consolidated Financial Statements.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 28, 2012

(Unaudited)

(in thousands, except share data)

Note 1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 21, 2012. The January 28, 2012 consolidated balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.

As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended July 28, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Note 2.	New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance provides companies the option to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform an annual quantitative impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We plan to early adopt this guidance and do not expect its adoption to have an impact on our consolidated results of operations, financial position or cash flows.

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

July 28, 2012

(Unaudited)

(in thousands, except share data)

Note 3.	Acquisition of Boston Proper

On September 19, 2011, we acquired all of the outstanding equity of Boston Proper, Inc. (“Boston Proper”), a privately held online and catalog retailer of distinctive women’s apparel and accessories. Total cash consideration was approximately $214 million.

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

For the twenty-six weeks ended July 28, 2012 and July 30, 2011, stock-based compensation expense was $11.0 million and $8.4 million, respectively, and for the thirteen weeks ended July 28, 2012 and July 30, 2011, stock-based compensation expense was $5.7 million and $4.7 million, respectively. We recognize stock-based compensation expense, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award. As of July 28, 2012, approximately 10.5 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.

For the twenty-six weeks ended July 28, 2012, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options. The weighted average assumptions relating to the valuation of our stock options for the twenty-six and thirteen weeks ended July 30, 2011 were as follows:

	Twenty-Six Weeks Ended July 30, 2011	Thirteen Weeks Ended July 30, 2011
Weighted average fair value of grants	$6.70	$6.66
Expected volatility	66%	64%
Expected term (years)	4.5	4.5
Risk-free interest rate	1.9%	1.6%
Expected dividend yield	1.5%	1.4%

Stock-Based Awards Activity

The following table presents a summary of our stock option activity for the twenty-six weeks ended July 28, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	6,303,378	$13.09
Granted	—	—
Exercised	(853,757)	6.59
Canceled or expired	(218,544)	18.43

Outstanding, end of period	5,231,077	13.92

Exercisable at July 28, 2012	3,807,890	14.23

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 28, 2012

(Unaudited)

(in thousands, except share data)

Note 4.	Stock-Based Compensation (continued)

The following table presents a summary of our restricted stock activity for the twenty-six weeks ended July 28, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,107,951	$11.36
Granted	1,553,537	14.97
Vested	(355,112)	13.56
Canceled	(116,111)	13.02

Unvested, end of period	3,190,265	12.79

Performance-based Awards

For the twenty-six weeks ended July 28, 2012, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2012. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock. We are recording compensation expense based on the number of units ultimately expected to vest, recognized on a straight-line basis over the 3-year service period.

The following table presents a summary of our PSU activity for the twenty-six weeks ended July 28, 2012:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	—	$—
Granted	696,596	15.01
Vested	—	—
Canceled	(13,710)	15.01

Unvested, end of period	682,886	15.01

Note 5.	Earnings Per Share

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

Earnings per share (“EPS”) is determined using the two-class method, as it is more dilutive than the treasury stock method. Basic EPS is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and PSUs.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 28, 2012

(Unaudited)

(in thousands, except share data)

Note 5.	Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of net income and comprehensive income:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Numerator
Net income	$107,040	$89,309	$53,395	$43,391
Net income and dividends declared allocated to unvested restricted stock	(1,941)	(1,110)	(1,006)	(573)

Net income available to common stockholders	$105,099	$88,199	$52,389	$42,818

Denominator

Weighted average common shares outstanding – basic	163,897,542	173,081,952	163,822,041	171,282,434

Dilutive effect of outstanding awards	935,972	1,216,112	910,234	1,212,573

Weighted average common and common equivalent shares outstanding – diluted	164,833,514	174,298,064	164,732,275	172,495,007

Net income per common share
Basic	$0.64	$0.51	$0.32	$0.25

Diluted	$0.64	$0.51	$0.32	$0.25

For the twenty-six weeks ended July 28, 2012 and July 30, 2011, stock options representing 2,829,889 and 3,964,669 shares of common stock, respectively, were excluded from the computation of diluted EPS because they were anti-dilutive.

For the thirteen weeks ended July 28, 2012 and July 30, 2011, stock options representing 2,698,666 and 3,980,832 shares of common stock, respectively, were excluded from the computation of diluted EPS because they were anti-dilutive.

Note 6.	Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of these assets and liabilities approximate their fair value due to the short-term nature of the instruments.

Marketable securities are classified as available-for-sale and generally consist of corporate bonds, municipal securities, and U.S. government and agency securities. As of July 28, 2012, our holdings consisted of $129.4 million of securities with maturity dates within one year or less and $119.1 million with maturity dates over one year and less than or equal to two years.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 28, 2012

(Unaudited)

(in thousands, except share data)

Note 6.	Fair Value Measurements (continued)

We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.

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

We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts, and assets held in our non-qualified deferred compensation plan. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market-corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party entities, except for U.S. government securities which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices in active markets and are included in other assets on our consolidated balance sheets.

From time to time, we measure certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimate the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.

During the quarter ended July 28, 2012, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of July 28, 2012, January 28, 2012 and July 30, 2011, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

July 28, 2012

(Unaudited)

(in thousands, except share data)

Note 6.	Fair Value Measurements (continued)

In accordance with the provisions of the guidance, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of July 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash equivalents:
Money market account	$18,808	$18,808	$—	$—
Marketable securities:
Municipal securities	87,741	—	87,741	—
U.S. government securities	28,569	28,569	—	—
U.S. government agencies	26,596	—	26,596	—
Corporate bonds	101,580	—	101,580	—
Commercial paper	3,994	—	3,994	—
Non Current Assets
Deferred compensation plan	4,175	4,175	—	—

Total	$271,463	$51,552	$219,911	$—

	Balance as of January 28, 2012
Current Assets
Cash equivalents:
Money market account	$3,793	$3,793	$—	$—
Marketable securities:
Municipal securities	61,260	—	61,260	—
U.S. government securities	25,355	25,355	—	—
U.S. government agencies	23,648	—	23,648	—
Corporate bonds	73,107	—	73,107	—
Commercial paper	1,988	—	1,988	—
Certificates of deposit	3,576	—	3,576	—
Non Current Assets
Deferred compensation plan	4,146	4,146	—	—

Total	$196,873	$33,294	$163,579	$—

	Balance as of July 30, 2011
Current Assets
Cash equivalents:
Money market account	$9,895	$9,895	$—	$—
Marketable securities:
Municipal securities	136,826	—	136,826	—
U.S. government securities	52,890	52,890	—	—
U.S. government agencies	47,829	—	47,829	—
Corporate bonds	162,914	—	162,914	—
Commercial paper	45,064	—	45,064	—
Certificates of deposit	2,072	—	2,072	—
Asset-backed securities	616	—	616	—
Non Current Assets
Deferred compensation plan	4,256	4,256	—	—

Total	$462,362	$67,041	$395,321	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Net sales for the second quarter of fiscal 2012 were $641.7 million, an increase of 16.4%, compared to $551.4 million last year. The increase reflects comparable sales growth of 5.6%, square footage increase of 7.4%, and sales for Boston Proper of $32.6 million. The 5.6% increase in comparable sales for the second quarter followed a 12.8% increase in last year’s second quarter and reflected increases in both average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased 7.2% following an 11.9% increase in last year’s second quarter and the WH|BM brand’s comparable sales increased 2.3% following a 14.9% increase in last year’s second quarter.

Net income for the second quarter of fiscal 2012 was $53.4 million, an increase of 23% compared to net income of $43.4 million in last year’s second quarter and earnings per diluted share for the second quarter of fiscal 2012 were $0.32, an increase of 28% compared to $0.25 per diluted share in last year’s second quarter. The percentage increase in earnings per diluted share was higher than the percentage increase in net income, primarily reflecting the repurchase of 9.0 million shares since the end of the second quarter last year. We believe these results reflected the effectiveness of our innovative marketing plans, a positive customer response to our merchandise offering and new product launches.

Future Outlook

As a result of our first half results, we are updating our planning assumptions for fiscal 2012. The new planning assumptions are:

•	Net sales of approximately $2.55 billion to $2.6 billion, which includes comparable store growth at a mid-single digit percent;

•	Gross margin rate of approximately flat to 2011;

•	Selling, general and administrative expenses (“SG&A”), as a percentage of net sales, down approximately 50 basis points to 2011;

•	One-time acquisition and integration costs for Boston Proper of approximately $4 million pre-tax;

•	Effective tax rate of approximately 38%;

•	Weighted average diluted shares of approximately 165 million, excluding any potential future impact of share repurchases;

•	Inventory increase in-line with sales growth; and

•	Capital expenditures of approximately $155 million, reflecting an additional $5 million for Boston Proper initiatives, including new stores in early fiscal 2013 and system integration costs.

These are our internal planning assumptions and are not intended to be guidance.

Results of Operations

The following table sets forth the percentage relationship of certain items in our consolidated statements of net income and comprehensive income to net sales for the periods shown below:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.7	42.4	43.6	43.9

Gross margin	57.3	57.6	56.4	56.1
Selling, general and administrative expenses	43.9	44.6	43.0	43.6
Acquisition and integration costs	0.1	—	0.0	—

Income from operations	13.3	13.0	13.4	12.5
Interest income, net	0.0	0.1	0.0	0.1

Income before income taxes	13.3	13.1	13.4	12.6
Income tax provision	5.0	4.9	5.1	4.7

Net income	8.3%	8.2%	8.3%	7.9%

Thirteen Weeks Ended July 28, 2012 Compared to the Thirteen Weeks Ended July 30, 2011

Net Sales

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended July 28, 2012 and July 30, 2011 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 28, 2012		July 30, 2011
Net sales:
Chico’s/Soma Intimates	$414,618	64.6%	$374,324	67.9%
WH|BM	194,498	30.3	177,125	32.1
Boston Proper	32,606	5.1	—	—

Total net sales	$641,722	100.0%	$551,449	100.0%

Net sales for the quarter increased 16.4% to $641.7 million from $551.4 million in last year’s second quarter, primarily reflecting comparable sales growth of 5.6%, square footage increase of 7.4%, and sales for Boston Proper of $32.6 million. Comparable sales increased 5.6% for the second quarter, following a 12.8% increase in last year’s second quarter and reflected increases in both average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased by 7.2% following an 11.9% increase in last year’s second quarter and the WH|BM brand’s comparable sales increased by 2.3% following a 14.9% increase in last year’s second quarter.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended July 28, 2012 and July 30, 2011 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
Cost of goods sold	$279,542	$242,122
Gross margin	$362,180	$309,327
Gross margin percentage	56.4%	56.1%

Gross margin for the quarter was $362.2 million, an increase of 17.1%, compared to $309.3 million in last year’s second quarter. As a percentage of net sales, gross margin was 56.4%, a 30 basis point improvement from last year’s second quarter, primarily reflecting increased full-price selling and effective promotional activities, partially offset by the inclusion of Boston Proper’s results.

Selling, General, and Administrative Expenses

The following table depicts SG&A in dollars and as a percentage of total net sales for the thirteen weeks ended July 28, 2012 and July 30, 2011 (dollar amounts in thousands):

	Thirteen Weeks Ended
	July 28, 2012	July 30, 2011
Selling, general and administrative expenses	$276,121	$240,356
Percentage of total net sales	43.0%	43.6%

SG&A consists of store and direct operating expenses, marketing expenses and National Store Support Center expenses.

SG&A for the quarter was $276.1 million compared to $240.4 million in last year’s second quarter. As a percentage of net sales, SG&A was 43.0%, a 60 basis point improvement from last year’s second quarter, primarily reflecting the sales leverage impact on store expenses and the inclusion of Boston Proper’s results.

Provision for Income Taxes

Our effective tax rate for the quarter was 37.9% compared to an effective tax rate of 37.5% in last year’s second quarter. The effective tax rate for last year reflected favorable state tax settlements.

Net Income and Earnings Per Diluted Share

Net income for the second quarter was $53.4 million, an increase of 23.0%, compared to $43.4 million in last year’s second quarter. Earnings per diluted share for the second quarter were $0.32, an increase of 28.0%, compared to $0.25 per diluted share in last year’s second quarter. The percentage increase in earnings per diluted share was higher than the percentage increase in net income, primarily reflecting the repurchase of 9.0 million shares since the end of the second quarter last year.

Twenty-Six Weeks Ended July 28, 2012 Compared to the Twenty-Six Weeks Ended July 30, 2011

Net Sales

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the year-to-date period ended July 28, 2012 and July 30, 2011 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 28, 2012		July 30, 2011
Net sales:
Chico’s/Soma Intimates	$839,960	65.0%	$749,258	68.8%
WH|BM	386,225	29.9	339,349	31.2
Boston Proper	66,354	5.1	—	—

Total net sales	$1,292,539	100.0%	$1,088,607	100.0%

Net sales for the year-to-date period increased 18.7% to $1.293 billion from $1.089 billion in last year’s year-to-date period, primarily reflecting comparable sales growth of 7.6%, square footage increase of 7.4%, and sales for Boston Proper of $66.4 million. Comparable sales increased 7.6% for the year-to-date period, following a 10.2% increase for the same period last year, and reflected increases in both average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased by 8.1% following a 9.7% increase for the same period last year and the WH|BM brand’s comparable sales increased by 6.7% following an 11.1% increase for the same period last year.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the year-to-date period ended July 28, 2012 and July 30, 2011 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Cost of goods sold	$551,763	$461,617
Gross margin	$740,776	$626,990
Gross margin percentage	57.3%	57.6%

Gross margin for the year-to-date period was $740.8 million, an increase of 18.1%, compared to $627.0 million for the same period last year. As a percentage of net sales, gross margin was 57.3%, a 30 basis point decrease from the same period last year, primarily reflecting the inclusion of Boston Proper’s results.

Selling, General, and Administrative Expenses

The following table depicts SG&A in dollars and as a percentage of total net sales for the year-to-date period ended July 28, 2012 and July 30, 2011 (dollar amounts in thousands):

	Twenty-Six Weeks Ended
	July 28, 2012	July 30, 2011
Selling, general and administrative expenses	$567,797	$485,201
Percentage of total net sales	43.9%	44.6%

SG&A for the year-to-date period was $567.8 million compared to $485.2 million for the same period last year. As a percentage of net sales, SG&A was 43.9%, a 70 basis point improvement from the same period last year, primarily reflecting the sales leverage impact on store expenses and the inclusion of Boston Proper’s results.

Provision for Income Taxes

Our effective tax rate for the year-to-date period was 38.0% compared to an effective tax rate of 37.4% for the same period last year. The effective tax rate for last year reflected favorable state tax settlements.

Net Income and Earnings Per Diluted Share

Net income for the year-to-date period was $107.0 million, an increase of 19.9%, compared to $89.3 million for the same period last year. Earnings per diluted share for the year-to-date period were $0.64, an increase of 25.5%, compared to $0.51 for the same period last year. The percentage increase in earnings per diluted share was higher than the percentage increase in net income, primarily reflecting the repurchase of 9.0 million shares since the end of the second quarter last year.

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

Operating Activities

Net cash provided by operating activities for the year-to-date period was $225.5 million, an increase of approximately $103.0 million from the same period last year. This increase reflects improvements in working capital, primarily related to planned inventory reductions, as well as higher net income compared to the same period last year.

Investing Activities

Net cash used in investing activities for the year-to-date period was $138.3 million compared to $29.9 million provided by investing activities for the same period last year. The net change of $168.2 million primarily reflects increased capital expenditures compared to the same period last year and proceeds from the sale of marketable securities last year as we rebalanced our investment portfolio.

Financing Activities

Net cash used in financing activities for the year-to-date period in fiscal 2012 and 2011 was $36.7 million and $111.0 million, respectively. The decrease is primarily attributable to a reduction in share repurchase activity compared to the same period last year.

During the second quarter of fiscal 2012, we repurchased 1.8 million shares for $25.6 million under our $200 million share repurchase program announced in November 2011, with $149.4 million remaining under the program as of the end of the second quarter. For the four quarter period ended July 28, 2012, we repurchased 9.0 million shares for $110.6 million.

Credit Facility

In fiscal 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of July 28, 2012, no borrowings are outstanding under the Credit Facility.

New Store Openings

During fiscal 2012, we had 59 net store openings consisting of 11 Chico’s net openings, 29 WH|BM net openings and 19 Soma net openings. Currently, we expect our new stores in fiscal 2012 to increase approximately 8%, reflecting approximately 20-24 net openings of Chico’s stores, 53-57 net openings of WH|BM stores, and 27-31 net openings of Soma stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.

Forward-Looking Statements

This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and future growth rates of our store concepts. These statements may address items such as future sales, gross margin expectations, SG&A expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, we may issue press releases and other written communications, and our representatives may make oral statements, which contain forward-looking information.

These statements, including those in this Form 10-Q and those in press releases or made orally, relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “expects,” “believes,” “anticipates,” “plans,” “estimates,” “approximately,” “our planning assumptions,” “future outlook,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 21, 2012 and the following:

These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, our ability to secure and maintain customer acceptance of styles and store concepts, the ability to maintain an appropriate level of inventory, the quality of merchandise received from suppliers, the extent and nature of competition in the markets in which we operate, the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories, the effectiveness of our brand awareness and marketing programs, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability to efficiently, timely and successfully execute significant shifts in the countries from which merchandise is supplied, the ability of our suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, our ability to grow through new store openings and the buying public’s acceptance of any of our new store concepts, the performance, implementation and integration of management information systems, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand our distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish our websites, the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images, the ability to effectively and efficiently operate our brands, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.

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

Litigation

In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters including the matters described in Item 1 of Part II of this quarterly report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at July 28, 2012, cannot be ascertained. Although these matters could affect the consolidated operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of July 28, 2012 has not significantly changed since January 28, 2012. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of July 28, 2012, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer.

Our investment portfolio consists of cash equivalents and marketable securities, including corporate bonds, municipal securities, and U.S. government and agency securities. The portfolio as of July 28, 2012, consisted of $129.4 million of securities with maturity dates within one year or less and $119.1 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of July 28, 2012, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $2.4 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.8 million.

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

The Company was named as a defendant in a putative class action filed in March 2011 in the Superior Court of the State of California for the County of Los Angeles, Eileen Schlim v. Chico’s FAS, Inc. The Complaint attempts to allege numerous violations of California law related to wages, meal periods, rest periods, and failure to issue timely final pay, among other things. The Company denies the material allegations of the Complaint. The Company believes that its policies and procedures for paying its associates comply with all applicable California laws. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Other than as noted above, we are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our consolidated financial condition or results of operations.

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

The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
April 29, 2012 to May 26, 2012	6,756	$14.88	—	$175,006
May 27, 2012 to June 30, 2012	1,826,848	$14.02	1,826,137	$149,402
July 1, 2012 to July 28, 2012	—	$—	—	$149,402

Total	1,833,604	$14.02	1,826,137	$149,402

(a)	Includes 7,467 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b)	In November 2011, we announced a $200 million share repurchase program. There is $149.4 million remaining under the program as of the end of the second quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1*	Chico’s FAS, Inc. 2012 Omnibus Stock and Incentive Plan (Filed as Exhibit 4.4 to the Company’s Form S-8, as filed with the Commission on August 1, 2012)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	August 23, 2012	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 23, 2012	By:	/s/ Pamela K Knous
Pamela K Knous
Executive Vice President - Chief Financial Officer
(Principal Financial and Accounting Officer)