Form 10-Q
period 2012-10-27
CHICOS FAS INC
filed 2012-11-21
CIK 897429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
October 27, 2012	001-16435

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At November 13, 2012, the registrant had 166,424,987 shares of Common Stock, $0.01 par value per share, outstanding.

Chico’s FAS, Inc. and Subsidiaries

Index

PART I – Financial Information

Item 1.	Financial Statements:

	Consolidated Statements of Net Income and Comprehensive Income for the Thirty-Nine and Thirteen Weeks Ended October 27, 2012 and October 29, 2011 (Unaudited)	3

	Consolidated Balance Sheets – October 27, 2012 (Unaudited), January 28, 2012 and October 29, 2011 (Unaudited)	4

	Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 27, 2012 and October 29, 2011 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

Signatures		24

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Chico’s FAS, Inc. and Subsidiaries

Consolidated Statements of Net Income and Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales:
Chico’s/Soma Intimates	$1,251,632	$1,106,466	$411,671	$357,208
White House | Black Market	583,473	509,677	197,248	170,328
Boston Proper	94,099	11,010	27,746	11,010

Total net sales	1,929,204	1,627,153	636,665	538,546

Cost of goods sold	824,132	698,655	272,369	237,038

Gross margin	1,105,072	928,498	364,296	301,508

Selling, general and administrative expenses	864,987	739,723	297,190	254,522
Acquisition and integration costs	1,321	4,985	480	4,985

Income from operations	238,764	183,790	66,626	42,001
Interest income, net	633	1,386	231	566

Income before income taxes	239,397	185,176	66,857	42,567
Income tax provision	90,700	69,400	25,200	16,100

Net income	$148,697	$115,776	$41,657	$26,467

Per share data:
Net income per common share-basic	$0.89	$0.67	$0.25	$0.16

Net income per common and common equivalent share–diluted	$0.89	$0.66	$0.25	$0.16

Weighted average common shares outstanding–basic	163,683	170,912	163,253	166,519

Weighted average common and common equivalent shares outstanding–diluted	164,754	172,092	164,411	167,575

Comprehensive income	$148,575	$115,656	$41,556	$26,005

Dividends declared per share	$0.1575	$0.15	$—	$—

See Accompanying Notes to the Consolidated Financial Statements.

Chico’s FAS, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands)

	October 27, 2012	January 28, 2012	October 29, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$79,102	$58,919	$49,485
Marketable securities, at fair value	292,393	188,934	190,328
Inventories	234,199	194,469	247,530
Prepaid expenses and other current assets	57,436	55,104	56,224

Total Current Assets	663,130	497,426	543,567

Property and Equipment, net	591,346	550,230	542,362

Other Assets:
Goodwill	238,693	238,693	238,952
Other intangible assets, net	128,844	132,112	133,201
Other assets, net	6,787	6,691	6,660

Total Other Assets	374,324	377,496	378,813

	$1,628,800	$1,425,152	$1,464,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$137,600	$100,395	$144,196
Other current liabilities	178,685	137,714	135,259

Total Current Liabilities	316,285	238,109	279,455

Noncurrent Liabilities:
Deferred liabilities	132,574	125,690	126,486
Deferred taxes	49,626	52,125	46,611

Total Noncurrent Liabilities	182,200	177,815	173,097

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,663	1,657	1,676
Additional paid-in capital	338,703	302,612	297,480
Retained earnings	789,743	704,631	712,766
Accumulated other comprehensive income	206	328	268

Total Stockholders’ Equity	1,130,315	1,009,228	1,012,190

	$1,628,800	$1,425,152	$1,464,742

See Accompanying Notes to the Consolidated Financial Statements.

Chico’s FAS, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011
Cash Flows From Operating Activities:
Net income	$148,697	$115,776
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	80,085	72,952
Deferred tax (benefit) expense	(7,809)	11,399
Stock-based compensation expense	18,931	11,051
Excess tax benefit from stock-based compensation	(6,757)	(1,758)
Deferred rent and lease credits	(12,130)	(14,106)
Loss on disposal and impairment of property and equipment	2,045	2,603
Changes in assets and liabilities, net of effects of acquisition —
Inventories	(39,730)	(73,485)
Prepaid expenses and other assets	2,419	(1,359)
Accounts payable	37,205	29,131
Accrued and other liabilities	66,993	28,805

Net cash provided by operating activities	289,949	181,009

Cash Flows From Investing Activities:
(Increase) decrease in marketable securities	(103,582)	343,570
Acquisition of Boston Proper, Inc., net of cash acquired	—	(212,733)
Purchases of property and equipment, net	(119,922)	(98,174)

Net cash (used in) provided by investing activities	(223,504)	32,663

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	14,277	3,567
Excess tax benefit from stock-based compensation	6,757	1,758
Dividends paid	(26,266)	(25,888)
Repurchase of common stock	(41,030)	(157,905)
Cash paid for deferred financing costs	—	(414)

Net cash used in financing activities	(46,262)	(178,882)

Net increase in cash and cash equivalents	20,183	34,790
Cash and Cash Equivalents, Beginning of period	58,919	14,695

Cash and Cash Equivalents, End of period	$79,102	$49,485

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$267	$244
Cash paid for income taxes, net	$68,080	$51,234

See Accompanying Notes to the Consolidated Financial Statements.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 27, 2012

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

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended October 27, 2012 are not necessarily indicative of the results that may be expected for the entire year.

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

October 27, 2012

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

Note 4. Stock-Based Compensation

For the thirty-nine weeks ended October 27, 2012 and October 29, 2011, stock-based compensation expense was $18.9 million and $11.1 million, respectively, and for the thirteen weeks ended October 27, 2012 and October 29, 2011, stock-based compensation expense was $7.8 million and $2.7 million, respectively. As of October 27, 2012, approximately 10.6 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.

For the thirty-nine weeks ended October 27, 2012, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options. The weighted average assumptions relating to the valuation of our stock options for the thirty-nine and thirteen weeks ended October 29, 2011 were as follows:

	Thirty-Nine Weeks Ended	Thirteen Weeks Ended
	October 29, 2011	October 29, 2011
Weighted average fair value of grants	$6.61	$5.68
Expected volatility	66%	65%
Expected term (years)	4.5	4.5
Risk-free interest rate	1.8%	0.8%
Expected dividend yield	1.5%	1.6%

Stock-Based Awards Activity

The following table presents a summary of our stock option activity for the thirty-nine weeks ended October 27, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	6,303,378	$13.09
Granted	—	—
Exercised	(1,802,823)	6.87
Canceled or expired	(308,481)	18.27

Outstanding, end of period	4,192,074	15.38

Exercisable at October 27, 2012	2,910,392	16.34

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 27, 2012

(Unaudited)

(in thousands, except share data)

Note 4. Stock-Based Compensation (continued)

The following table presents a summary of our restricted stock activity for the thirty-nine weeks ended October 27, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,107,951	$11.36
Granted	1,624,322	15.03
Vested	(410,863)	13.32
Canceled	(195,203)	13.66

Unvested, end of period	3,126,207	12.85

Performance-based Awards

For the thirty-nine weeks ended October 27, 2012, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2012. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.

The following table presents a summary of our PSU activity for the thirty-nine weeks ended October 27, 2012:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	—	$—
Granted	696,596	15.01
Vested	—	—
Canceled	(26,600)	15.01

Unvested, end of period	669,996	15.01

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

October 27, 2012

(Unaudited)

(in thousands, except share data)

Note 5. Earnings Per Share (continued)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of net income and comprehensive income:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011

Numerator

Net income	$148,697	$115,776	$41,657	$26,467
Net income and dividends declared allocated to unvested restricted stock	(2,730)	(1,462)	(789)	(362)

Net income available to common stockholders	$145,967	$114,314	$40,868	$26,105

Denominator

Weighted average common shares outstanding – basic	163,682,768	170,912,046	163,253,220	166,518,711

Dilutive effect of outstanding awards	1,070,757	1,179,739	1,157,510	1,056,062

Weighted average common and common equivalent shares outstanding – diluted	164,753,525	172,091,785	164,410,730	167,574,773

Net income per common share
Basic	$0.89	$0.67	$0.25	$0.16

Diluted	$0.89	$0.66	$0.25	$0.16

For the thirty-nine weeks ended October 27, 2012 and October 29, 2011, stock options representing 1,558,539 and 3,751,480 shares of common stock, respectively, were excluded from the computation of diluted EPS because they were anti-dilutive.

For the thirteen weeks ended October 27, 2012 and October 29, 2011, stock options representing 1,228,052 and 3,830,402 shares of common stock, respectively, were excluded from the computation of diluted EPS because they were anti-dilutive.

Note 6. Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of these assets and liabilities approximate their fair value due to the short-term nature of the instruments.

Marketable securities are classified as available-for-sale and generally consist of corporate bonds, municipal securities, and U.S. government and agency securities. As of October 27, 2012, our holdings consisted of $149.9 million of securities with maturity dates within one year or less and $142.5 million with maturity dates over one year and less than or equal to two years.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 27, 2012

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

During the quarter ended October 27, 2012, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of October 27, 2012, January 28, 2012 and October 29, 2011, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 27, 2012

(Unaudited)

(in thousands, except share data)

Note 6. Fair Value Measurements (continued)

In accordance with the provisions of the guidance, we categorized our financial assets based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of October 27, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Current Assets
Cash equivalents:
Money market accounts	$5,115	$5,115	$—	$—
Marketable securities:
Municipal securities	97,391	—	97,391	—
U.S. government securities	38,589	38,589	—	—
U.S. government agencies	33,547	—	33,547	—
Corporate bonds	113,854	—	113,854	—
Commercial paper	6,991	—	6,991	—
Certificates of deposit	2,021	—	2,021	—
Non Current Assets
Deferred compensation plan	4,370	4,370	—	—

Total	$301,878	$48,074	$253,804	$—

	Balance as of January 28, 2012
Current Assets
Cash equivalents:
Money market accounts	$3,793	$3,793	$—	$—
Marketable securities:
Municipal securities	61,260	—	61,260	—
U.S. government securities	25,355	25,355	—	—
U.S. government agencies	23,648	—	23,648	—
Corporate bonds	73,107	—	73,107	—
Commercial paper	1,988	—	1,988	—
Certificates of deposit	3,576	—	3,576	—
Non Current Assets
Deferred compensation plan	4,146	4,146	—	—

Total	$196,873	$33,294	$163,579	$—

	Balance as of October 29, 2011
Current Assets
Cash equivalents:
Money market accounts	$1,312	$1,312	$—	$—
Marketable securities:
Municipal securities	68,405	—	68,405	—
U.S. government securities	35,454	35,454	—	—
U.S. government agencies	23,121	—	23,121	—
Corporate bonds	61,296	—	61,296	—
Certificates of deposit	2,052	—	2,052	—
Non Current Assets
Deferred compensation plan	4,042	4,042	—	—

Total	$195,682	$40,808	$154,874	$—

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

October 27, 2012

(Unaudited)

(in thousands, except share data)

Note 7. Subsequent Event

On November 14, 2012 our Board of Directors declared a quarterly cash dividend of $0.0525 per share on our common stock. The dividend will be payable on December 17, 2012 to shareholders of record at the close of business on December 3, 2012. While it is our intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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

Net sales for the third quarter of fiscal 2012 were $636.7 million, an increase of 18.2% compared to $538.5 million last year. The increase reflects comparable sales growth of 9.9%, square footage increase of 8.2%, and Boston Proper sales for seven incremental weeks of $16.7 million. The 9.9% increase in comparable sales for the third quarter followed a 3.7% increase in last year’s third quarter and reflected increases in both average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased 11.6% following a 0.6% increase in last year’s third quarter and the WH|BM brand’s comparable sales increased 6.4% following an 11.0% increase in last year’s third quarter.

Net income for the third quarter of fiscal 2012 was $41.7 million, an increase of 57.4% compared to net income of $26.5 million in last year’s third quarter, and earnings per diluted share for the third quarter of fiscal 2012 were $0.25, an increase of 56.3% compared to $0.16 per diluted share in last year’s third quarter. These results include acquisition and integration costs related to the Boston Proper acquisition of approximately $0.3 million and $3.5 million, net of tax, for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively.

We believe these results reflected a positive customer response to our fall fashion assortments and the effectiveness of our innovative marketing plans.

Future Outlook

Our planning assumptions for fiscal 2012 are:

•	Net sales of approximately $2.55 to $2.6 billion, which includes comparable sales growth at a mid-single digit percent;

•	Gross margin rate up approximately 25 to 50 basis points to 2011;

•	Selling, general and administrative expenses (“SG&A”), as a percentage of net sales, down approximately 50 basis points to 2011;

•	One-time acquisition and integration costs for Boston Proper of approximately $4 million pre-tax;

•	Effective tax rate of approximately 38%;

•	Weighted average diluted shares of approximately 165 million, excluding the impact of any future share repurchases;

•	Inventories increasing in-line with sales growth; and,

•	Capital expenditures of approximately $155 million.

These are our internal planning assumptions and are not intended to be guidance.

Results of Operations

The following table sets forth the percentage relationship of certain items in our consolidated statements of net income and comprehensive income to net sales for the periods shown below:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	42.7	42.9	42.8	44.0

Gross margin	57.3	57.1	57.2	56.0
Selling, general and administrative expenses	44.8	45.5	46.7	47.3
Acquisition and integration costs	0.1	0.3	0.0	0.9

Income from operations	12.4	11.3	10.5	7.8
Interest income, net	0.0	0.1	0.0	0.1

Income before income taxes	12.4	11.4	10.5	7.9
Income tax provision	4.7	4.3	4.0	3.0

Net income	7.7%	7.1%	6.5%	4.9%

Thirteen Weeks Ended October 27, 2012 Compared to the Thirteen Weeks Ended October 29, 2011

Net Sales

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended October 27, 2012 and October 29, 2011 (dollar amounts in thousands):

	Thirteen Weeks Ended
Net sales:	October 27, 2012		October 29, 2011

Chico’s/Soma Intimates	$411,671	64.6%	$357,208	66.3%
WH|BM	197,248	31.0	170,328	31.6
Boston Proper	27,746	4.4	11,010	2.1

Total net sales	$636,665	100.0%	$538,546	100.0%

Net sales for the quarter increased 18.2% to $636.7 million from $538.5 million in last year’s third quarter, primarily reflecting comparable sales growth of 9.9%, square footage increase of 8.2%, and Boston Proper sales for seven incremental weeks of $16.7 million. Comparable sales increased 9.9% for the third quarter, following a 3.7% increase in last year’s third quarter and reflected increases in both average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased by 11.6% following a 0.6% increase in last year’s third quarter and the WH|BM brand’s comparable sales increased by 6.4% following an 11.0% increase in last year’s third quarter. Boston Proper’s sales are excluded from the comparable sales calculation.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended October 27, 2012 and October 29, 2011 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011

Cost of goods sold	$272,369	$237,038
Gross margin	$364,296	$301,508
Gross margin percentage	57.2%	56.0%

Gross margin for the quarter was $364.3 million, an increase of 20.8% compared to $301.5 million in last year’s third quarter. As a percentage of net sales, gross margin was 57.2%, a 120 basis point improvement from last year’s third quarter, primarily reflecting a higher level of full-price selling and effective promotional activities, partially offset by incentive compensation.

Selling, General, and Administrative Expenses

The following table depicts SG&A in dollars and as a percentage of total net sales for the thirteen weeks ended October 27, 2012 and October 29, 2011 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011

Selling, general and administrative expenses	$297,190	$254,522
Percentage of total net sales	46.7%	47.3%

SG&A consists of store and direct operating expenses, marketing expenses and National Store Support Center expenses.

SG&A for the quarter was $297.2 million, an increase of 16.8% compared to $254.5 million in last year’s third quarter. As a percentage of net sales, SG&A was 46.7%, a 60 basis point improvement from last year’s third quarter, primarily reflecting the sales leverage impact on store expenses, partially offset by higher marketing expenses and incentive compensation.

Acquisition and Integration Costs

The following table depicts acquisition and integration costs in dollars and as a percentage of total net sales for the thirteen weeks ended October 27, 2012 and October 29, 2011 (dollar amounts in thousands):

	Thirteen Weeks Ended
	October 27, 2012	October 29, 2011

Acquisition and integration costs	$480	$4,985
Percentage of total net sales	0.0%	0.9%

Acquisition and integration costs for the quarter were $0.5 million compared to $5.0 million in last year’s third quarter. Last year, acquisition and integration costs primarily consisted of professional service fees and employee-related benefit costs.

Net Income and Earnings Per Diluted Share

Net income for the third quarter was $41.7 million, an increase of 57.4%, compared to $26.5 million in last year’s third quarter. Earnings per diluted share for the third quarter were $0.25, an increase of 56.3%, compared to $0.16 per diluted share in last year’s third quarter. These results included acquisition and integration costs of approximately $0.3 million and $3.5 million, net of tax, for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively.

Thirty-Nine Weeks Ended October 27, 2012 Compared to the Thirty-Nine Weeks Ended October 29, 2011

Net Sales

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the year-to-date period ended October 27, 2012 and October 29, 2011 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
Net sales:	October 27, 2012		October 29, 2011

Chico’s/Soma Intimates	$1,251,632	64.9%	$1,106,466	68.0%
WH|BM	583,473	30.2	509,677	31.3
Boston Proper	94,099	4.9	11,010	0.7

Total net sales	$1,929,204	100.0%	$1,627,153	100.0%

Net sales for the year-to-date period increased 18.6% to $1.929 billion from $1.627 billion in last year’s year-to-date period, primarily reflecting comparable sales growth of 8.4%, square footage increase of 8.2%, and incremental Boston Proper sales of $83.1 million. Comparable sales increased 8.4% for the year-to-date period, following an 8.0% increase for the same period last year, and reflected increases in both average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased by 9.2% following a 6.6% increase for the same period last year and the WH|BM brand’s comparable sales increased by 6.6% following an 11.1% increase for the same period last year.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the year-to-date period ended October 27, 2012 and October 29, 2011 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011

Cost of goods sold	$824,132	$698,655
Gross margin	$1,105,072	$928,498
Gross margin percentage	57.3%	57.1%

Gross margin for the year-to-date period was $1.105 billion, an increase of 19.0%, compared to $928.5 million for the same period last year. As a percentage of net sales, gross margin was 57.3%, a 20 basis point improvement from the same period last year, primarily reflecting a higher level of full-price selling and effective promotional activities, partially offset by incentive compensation and the inclusion of Boston Proper.

Selling, General, and Administrative Expenses

The following table depicts SG&A in dollars and as a percentage of total net sales for the year-to-date period ended October 27, 2012 and October 29, 2011 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011

Selling, general and administrative expenses	$864,987	$739,723
Percentage of total net sales	44.8%	45.5%

SG&A for the year-to-date period was $865.0 million, an increase of 16.9% compared to $739.7 million for the same period last year. As a percentage of net sales, SG&A was 44.8%, a 70 basis point improvement from the same period last year, primarily reflecting the sales leverage impact on store expenses and the inclusion of Boston Proper, partially offset by incentive compensation.

Acquisition and Integration Costs

The following table depicts acquisition and integration costs in dollars and as a percentage of total net sales for the year-to-date period ended October 27, 2012 and October 29, 2011 (dollar amounts in thousands):

	Thirty-Nine Weeks Ended
	October 27, 2012	October 29, 2011

Acquisition and integration costs	$1,321	$4,985
Percentage of total net sales	0.1%	0.3%

Acquisition and integration costs for the year-to-date period were $1.3 million compared to $5.0 million for the same period last year. Last year, acquisition and integration costs primarily consisted of professional service fees and employee-related benefit costs.

Provision for Income Taxes

Our effective tax rate for the year-to-date period was 37.9% compared to an effective tax rate of 37.5% for the same period last year. This increase primarily resulted from the expiration of certain tax credits.

Net Income and Earnings Per Diluted Share

Net income for the year-to-date period was $148.7 million, an increase of 28.4%, compared to $115.8 million for the same period last year. Earnings per diluted share for the year-to-date period were $0.89, an increase of 34.8%, compared to $0.66 for the same period last year. These results included acquisition and integration costs of approximately $0.8 million and $3.5 million, net of tax, for the year-to-date periods ended October 27, 2012 and October 29, 2011, respectively. The percentage increase in earnings per diluted share was higher than the percentage increase in net income, primarily reflecting the repurchase of 4.9 million shares since the end of the third quarter last year.

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

Our ongoing capital requirements will continue to be primarily for: new, expanded, relocated and remodeled stores; information technology; and other central support facilities.

Operating Activities

Net cash provided by operating activities for the year-to-date period was $289.9 million, an increase of approximately $108.9 million from the same period last year. This increase reflects improvements in working capital, primarily related to planned inventory reductions, as well as higher net income compared to the same period last year.

Investing Activities

Net cash used in investing activities for the year-to-date period was $223.5 million compared to $32.7 million provided by investing activities for the same period last year. The net change of $256.2 million primarily reflects the use of marketable securities during the year-to-date period ended October 29, 2011 to consummate the Boston Proper acquisition.

Financing Activities

Net cash used in financing activities for the year-to-date period was $46.3 million compared to $178.9 million used in financing activities for the same period last year. The decrease is primarily attributable to a reduction in share repurchase activity compared to the same period last year.

During the third quarter of fiscal 2012, we repurchased 0.6 million shares for $11.7 million under our $200 million share repurchase program announced in November 2011. During the thirty-nine weeks ended October 27, 2012, the Company repurchased a total of 2.5 million shares for $37.4 million, with $137.7 million remaining under the program at the end of the third quarter.

Credit Facility

In fiscal 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of October 27, 2012, no borrowings are outstanding under the Credit Facility.

New Store Openings

In the year-to-date period ended October 27, 2012, we had 99 net openings, consisting of 22 Chico’s, 51 WH|BM and 26 Soma stores. Currently, we expect our new stores in fiscal 2012 to increase approximately 8%, reflecting net openings of approximately 23 Chico’s, 53 WH|BM, and 28 Soma stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

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

These potential risks and uncertainties include the financial strength of retailing in particular and the economy in general, the extent of financial difficulties that may be experienced by customers, our ability to secure and maintain customer acceptance of styles and store concepts, the ability to maintain an appropriate level of inventory, the quality of merchandise received from suppliers, the extent and nature of competition in the markets in which we operate, the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories, the effectiveness of our brand awareness and marketing programs, the adequacy and perception of customer service, the ability to coordinate product development with buying and planning, the ability to efficiently, timely and successfully execute significant shifts in the countries from which merchandise is supplied, the ability of our suppliers to timely produce and deliver clothing and accessories, the changes in the costs of manufacturing, labor and advertising, the rate of new store openings, our ability to grow through new store openings and the buying public’s acceptance of any of our new store concepts, the continuing performance, implementation and integration of management information systems, the impact of any systems failures, cyber security or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident, the ability to hire, train, energize and retain qualified sales associates and other employees, the availability of quality store sites, the ability to expand our distribution center and other support facilities in an efficient and effective manner, the ability to hire and train qualified managerial employees, the ability to effectively and efficiently establish our websites, the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images, the ability to effectively and efficiently operate our brands, risks associated with terrorist activities, risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including the impact of work stoppages, transportation delays and other interruptions, political or civil instability, imposition of and changes in tariffs and import and export controls such as import quotas, changes in governmental policies in or towards foreign countries, currency exchange rates and other similar factors.

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

Litigation

In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters including the matters described in Item 1 of Part II of this quarterly report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at October 27, 2012, cannot be ascertained. Although these matters could affect the consolidated operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of October 27, 2012 has not significantly changed since January 28, 2012. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of October 27, 2012, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, including corporate bonds, municipal securities, and U.S. government and agency securities. The portfolio as of October 27, 2012, consisted of $149.9 million of securities with maturity dates within one year or less and $142.5 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of October 27, 2012, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $2.7 million. Conversely, a reduction of 100 basis points in interest rates (subject to a floor of zero percent) would increase the fair value of our marketable securities portfolio by approximately $1.5 million.

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

The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
July 29, 2012 to August 25, 2012	14,198	$16.76	—	$149,402
August 26, 2012 to September 29, 2012	644,042	$18.25	643,320	$137,663
September 30, 2012 to October 27, 2012	—	$—	—	$137,663

Total	658,240	$18.22	643,320	$137,663

(a)	Includes 14,920 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b)	In November 2011, we announced a $200 million share repurchase program. There was $137.7 million remaining under the program as of the end of the third quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	November 21, 2012	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 21, 2012	By:	/s/ Pamela K Knous
Pamela K Knous
Executive Vice President-
Chief Financial Officer
(Principal Financial and Accounting Officer)