Form 10-K
period 2013-02-02
CHICOS FAS INC
filed 2013-03-20
CIK 897429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-16435

Chico’s FAS, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-2389435
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

11215 Metro Parkway, Fort Myers, Florida	33966
(Address of principal executive offices)	(Zip code)

(239) 277-6200

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Approximately $2,477,000,000 as of July 28, 2012 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on July 30, 2012).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share – 163,135,025 shares as of March 13, 2013.

Documents incorporated by reference:

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 27, 2013.

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE

YEAR ENDED FEBRUARY 2, 2013

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

Overview

Chico’s FAS, Inc.1, is a cultivator of brands serving the lifestyle needs of fashion-savvy women 35 years and older. The Company’s portfolio of brands currently consists of four brands: Chico’s, White House | Black Market (“WH|BM”), Soma Intimates (“Soma”), and Boston Proper. Our brands are all specialty retailers of private label women’s apparel, accessories, and related products, which are available to customers in stores, through our websites and via telephone through a call center for our catalogs. While each of our brands has a distinct customer base, the overall portfolio caters to a broad age and economic demographic, with customer ages from 35 and older and household incomes ranging from $50,000 to well over $100,000.

Since 1983, we have grown by offering high quality and unique merchandise, supported by compelling marketing and outstanding, personalized customer service. Since 2003, we have also grown by the acquisition or organic development of other specialty retail concepts.

As of February 2, 2013, we operated 1,357 stores across 48 states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We also mail catalogs and operate e-commerce websites and a call center, which sell our merchandise nationally and internationally.

Our Brands

Chico’s

The Chico’s brand, which began operations in 1983, primarily sells exclusively designed, private branded clothing focusing on women 40 and over with a moderate to high income level. The styling is chic, unique, and charismatic with on-trend, expressive, one-of-a-kind designs created to illuminate the women wearing them. Using generally easy-care fabrics and frequent deliveries of new and distinctive designs, Chico’s emphasizes a comfortable, relaxed fit in a modern style. Accessories such as handbags, belts, scarves and jewelry, including earrings, necklaces and bracelets are designed to coordinate with the clothing assortment, allowing customers to easily individualize their wardrobe selections. Chico’s controls almost all aspects of the apparel design process, including choices of pattern, prints, construction, design specifications, fabric, finishes and color through in-house designers, purchased designs, and independent suppliers.

The distinctive nature of Chico’s clothing is carried through to its sizing. Chico’s uses international sizing, comprising of sizes 000, 00 (size 0-2), 0 (size 4-6), 1 (size 8-10), 2 (size 12-14), 3 (size 16-18), and 4 (size 20-22). Chico’s will occasionally offer half-sizes (up to 4.5), one-size-fits-all and small, medium and large sizing for some items. The relaxed nature of the clothing allows us to utilize this kind of sizing and thus offer a wide selection of clothing without having to invest in a large number of different sizes within a single style.

[1]	As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc., a Florida corporation, and all of its wholly-owned subsidiaries.

White House | Black Market

The WH|BM brand, which began operations in 1985 and which we acquired in September 2003, primarily sells exclusively designed, private branded clothing focusing on women who are 35 years old and over with a moderate to high income level. WH|BM offers a uniquely feminine and affordable alternative to designer apparel, selling fashionable and sophisticated clothing and accessory items, from everyday basics, to wear-to-work, to elegant occasion, primarily in black and white and related shades with seasonal color splashes. The accessories at WH|BM, such as shoes, belts, scarves and jewelry, including earrings, necklaces and bracelets, are specifically designed to coordinate with the colors and patterns of the clothing, allowing customers to easily individualize their wardrobe selections. WH|BM controls almost all aspects of the apparel design process, including choices of pattern, prints, construction, design specifications, fabric, finishes and color through in-house designers, purchased designs, and independent suppliers.

WH|BM uses American sizes in the 00-14 range (with online sizes up to size 16), including petite sizing, which we believe is appropriate for the target WH|BM customer. The fit of the WH|BM clothing is tailored to complement the figure of a body-conscious woman, while still remaining comfortable.

Soma Intimates

The Soma brand, which began operations in 2004, primarily sells exclusively designed, private branded lingerie, loungewear and beauty products focusing on women who are 35 years old and over with a moderate to high income level. Soma offers trend-right, innovative and expertly fitted lingerie and loungewear, with designer quality at affordable prices. The lingerie category includes bras, panties, shapewear and sleepwear while the loungewear category includes relaxed tops, bottoms and dresses. Bras are sized using traditional American band and cup sizes. Panties range in size from extra small to extra-extra large. The sleepwear and loungewear offerings utilize extra small to extra large sizing. The beauty category includes the Oh My Gorgeous line of fine fragrance perfumes and Soma Sensualities body care. The Soma brand product offerings are developed by working closely with a small number of its independent suppliers to design proprietary products in-house and, in some cases, it includes designs provided by its independent suppliers under labels other than the Soma label.

Boston Proper

The Boston Proper brand, which began operations in 1992 and which we acquired in September 2011, is an online and catalog based retailer of women’s apparel and accessories, marketed to affluent women between 35-55 years old. Boston Proper is committed to and inspired by the women that they dress – women who are fearlessly feminine, enviably chic and who possess the poise and confidence to “wear it like no one else”. The catalog and website reflect an aesthetic and feeling that is aspirational, exotic and uniquely personal.

Boston Proper uses American sizes ranging from extra small to large for many of its offerings and sizes 0-18 in short, regular and long lengths for pants and denim jeans. While Boston Proper does not currently operate any stores, we plan to test stores for this brand in fiscal 2013.

Our Business Strategy

Our overall growth strategy is focused on building and cultivating a portfolio of high-performing retail brands serving the fashion needs of women 35 years and older. In the near term, we are focused on increasing the sales volume and profitability of our existing brands. Over the long term, we may build our brand portfolio by considering the organic development or acquisition of other specialty retail concepts when our research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.

We pursue the growth of the brands in our portfolio by building our omni-channel capabilities, which includes integrating our expanding store base (where and when appropriate) and with our growing online presence, executing innovative marketing plans, effectively leveraging expenses and optimizing the potential of each of our four brands. We have invested heavily in our omni-channel capabilities in order to allow customers to experience our brands, not a channel within our brands. In essence, we view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. To that end, we often refer to our brands’ respective websites as “our largest store” within the brand.

Under this integrated omni-channel approach, we encourage our customers to take advantage of each of our sales channels in whatever way best fits their needs and we do not differentiate or promote any particular sales channel over another. Customers may shop our products through one channel and consummate the purchase through a different channel. Customers have the option to return merchandise to a store or to our Distribution Center regardless of the channel used for purchase. We believe this omni-channel approach meets our customers’ expectations, enhances the customer experience, contributes to the overall success of our brands, reflects that our customers do not differentiate between channels, and is consistent with how we have planned and managed our business for the last several years. As a result, we maintain a shared inventory platform for our operations, allowing us to fulfill orders for all channels from our distribution center in Winder, Georgia. We also fulfill in-store orders directly from other stores or our distribution center and offer online and catalog customers the option to return items in our stores.

We seek to acquire and retain omni-channel customers through targeted and innovative marketing, including investments in e-marketing, television, catalogs and mailers. We seek to optimize the potential of our brands with improved product offerings, which includes potential new merchandise opportunities and brand extensions that complement the current offerings, as well as our continued emphasis on our “Most Amazing Personal Service” standard.

To support this overall strategy and the associated increase in revenues and expenses, we have continued to invest in our business. These investments include our omni-channel capabilities, expansion into Canada and testing Boston Proper stores.

Our Customer Service Model

Our customers deserve outstanding and personalized customer service and we strive to achieve this through our trademark “Most Amazing Personal Service” standard. We believe this service model is one of our competitive advantages and a key to the success of our omni-channel approach. As a result, we give sales associates specialized training to help meet their customers’ fashion and wardrobe needs, including clothing and accessory style, color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. Our sales associates are encouraged to develop long-term relationships with their customers, to know their customers’ preferences, and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs.

We also serve our customers’ needs and build customer loyalty through our customer loyalty programs. The data we gather from these programs allows us to more sharply focus our design, merchandising and marketing efforts to better define and address the desires of our target customer.

•

Chico’s and Soma. The Chico’s and Soma customer loyalty program is known as the “Passport Club” and is designed to encourage repeat sales and foster customer loyalty for both brands. Features of the club include discounts, special promotions, invitations to private sales, and advance notice regarding new Chico’s and Soma merchandise. A Chico’s or Soma customer signs up to join the Passport Club at no cost, initially as a “preliminary” member. Once the customer spends a total of $500 over any time frame collectively across the two brands, the customer becomes a “permanent” member and is entitled to a 5% discount on all apparel and accessory purchases, advance sale notices and other benefits, subject to certain restrictions. Also, we issue Soma-branded cards to those customers that enter the program with a Soma purchase (or qualify for Passport status based on 100% Soma purchases). We continuously evaluate our Passport Club in conjunction with our overall customer relationship management and marketing activities to ensure that it remains a compelling reason for customers to shop at the Chico’s and Soma brands.

•

WH|BM. WH|BM’s customer loyalty program is known as the “Black Book.” The purposes, prerequisites, and benefits of the Black Book are essentially the same as the Passport Club except that a customer need only spend $300 at WH|BM over any time frame to become a “permanent” member.

We continuously evaluate the Black Book in conjunction with our overall customer relationship management and marketing activities to ensure that it remains a compelling reason for customers to shop at the WH|BM brand.

•	Boston Proper. Boston Proper does not have a customer loyalty program at this time.

Our Boutiques and Outlet Stores

Our boutiques are located in upscale outdoor destination shopping areas, shopping malls, and some standalone street-front locations. Boutique locations are determined on the basis of various factors, including, but not limited to: geographic and demographic characteristics of the market, the location of the shopping venue including the site within the shopping center, proposed lease terms, anchor or other co-tenants in a location, parking accommodations and convenience.

We believe that we are innovative in the way we execute our real estate strategy, including occupancy cost reductions and negotiating better lease terms. Additionally, through the use of “pop-up” stores for our Soma brand, we were able to test Soma’s potential for success in a particular location. These stores were designed to take advantage of vacancies in high profile shopping locations. They required minimal investment and had short or flexible lease terms facilitating our ability to test Soma’s potential for success in a particular location. The results of the pop-up store strategy were generally successful as many of these locations have been or we anticipate will be converted to permanent locations. With the experience gained through the “pop-up” strategy, Soma is transitioning into longer-term lease arrangements and, as such, we do not anticipate continuing the use of “pop-up” stores as a real estate strategy for the Soma brand. While Boston Proper does not currently operate any stores, we plan to test stores for this brand in fiscal 2013.

Our outlet stores are located in quality outlet centers. The Chico’s and WH|BM brand outlets contain a mixture of made-for-outlet and clearance merchandise. The made-for-outlet product carries a higher margin than the clearance items from our boutique stores. Soma outlets contain a mix of boutique and clearance merchandise. We also sell clearance merchandise on our websites. We regularly review the appropriate ratio of made-for-outlet and clearance merchandise for our outlets and will adjust that ratio as appropriate.

In fiscal 2013, we currently expect to open approximately 140-145 new stores and close approximately 6 stores. We expect approximately 31 net openings of Chico’s stores, 59 net openings of WH|BM stores, including testing 3 stores in Canada, 45 net openings of Soma stores, and testing 4 new Boston Proper stores.

As of February 2, 2013, we operated 1,357 retail stores in 48 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year[2]
Stores	2012	2011	2010	2009	2008

Stores at beginning of year	1,256	1,151	1,080	1,076	1,038
Opened	125	137	79	40	62
Closed	(24)	(32)	(8)	(36)	(24)

Total Stores	1,357	1,256	1,151	1,080	1,076

	Fiscal Year End
Stores by Brand	2012	2011	2010	2009	2008

Chico’s boutique	606	601	597	599	619
Chico’s outlet	99	83	63	44	41

Chico’s total	705	684	660	643	660

WH|BM boutique	398	364	342	333	328
WH|BM outlet	45	27	21	17	17

WH|BM total	443	391	363	350	345

Soma Intimates boutique	193	164	120	83	70
Soma Intimates outlet	16	17	8	4	1

Soma Intimates total	209	181	128	87	71

Total Stores	1,357	1,256	1,151	1,080	1,076

Advertising and Promotion

Our marketing program currently consists of the following omni-channel components:

•	Loyalty programs: the Passport Club and the Black Book;

•	Direct marketing activities: direct mail, e-mail, and localized calling campaigns;

•	E-marketing efforts: paid search, banner marketing, affiliates and search engine optimization;

•	National print and broadcast advertising;

•	Social marketing; and

•	Outreach programs.

During fiscal 2012, we continued to actively market our brands through each of these components. We believe that these marketing campaigns were a key factor in our financial performance in fiscal 2012 as they helped retain existing customers, acquire new customers and reactivate lapsed customers.

Our marketing efforts have been successful in driving traffic to our brands across all channels. During fiscal 2012, we continued our extensive prospecting efforts across all brands to identify and motivate new customers to shop with us. In addition, we focused the circulation of our marketing materials on the more

[2]

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended February 2, 2013 (“fiscal 2012”, “2012”, or “current period”), January 28, 2012 (“fiscal 2011”, “2011”, or “prior period”), January 29, 2011 (“fiscal 2010”, or “2010”), January 30, 2010 (“fiscal 2009”, or “2009”), and January 31, 2009 (“fiscal 2008”, or “2008”). Each of these periods had 52 weeks, except for fiscal 2012, which consisted of 53 weeks.

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

Social marketing is another strategy by which we can actively engage with customers by offering them unique content including exclusive offers, sneak peeks into new collections, style advice, live chats and other special promotions. We believe that there is significant opportunity to innovate and grow our social marketing efforts, including the use of websites such as Facebook, Twitter and Pinterest.

Lastly, we place great value on our community and customer outreach programs. These outreach programs include editors’ events, VIP parties, fashion shows and wardrobing parties. As part of these outreach programs, we encourage our managers and sales associates to become involved in community projects. We believe that these programs, in addition to helping build and support community and charitable activities, are also effective marketing vehicles in providing introductions to new customers.

Our Catalogs

We currently mail a Chico’s, WH|BM, and Soma catalog to current and prospective customers approximately every month. These catalogs are designed to educate our customers about our products, assist with new customer acquisition, and drive customers to our stores and website and promote catalog sales.

Boston Proper mails catalogs more frequently than our other brands. In fiscal 2012, each active Boston Proper customer received approximately 13 catalogs designed to coincide with fashion trends and collections and two “Best of Boston Proper Sale” catalogs. These catalogs are designed to educate our customers about our products, assist with new customer acquisition, and promote website and catalog sales.

Catalog sales for each of our brands are made through our call centers or online.

Our Websites

Each of our brands has its own dedicated website, www.chicos.com, www.whbm.com, www.soma.com, and www.bostonproper.com, which provides customers the ability to browse our offerings, locate our stores, and order merchandise online. Some items are only available online, such as extended size offerings and some clearance items. Online merchandise is also available through our call centers. We also offer online customers the option to return items in our stores.

For fiscal 2013, we will continue to focus on our omni-channel approach to retailing, enhancing website functionality to improve the customer’s experience.

Information Technology

We are committed to having information systems that enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls. This effort includes testing of new products and applications so that we are able to take advantage of technological developments.

Merchandise Distribution

In fiscal 2012, the distribution functions for the Chico’s, WH|BM and Soma brands were handled from our Distribution Center (“DC”) in Winder, Georgia and the distribution function for all sales for the Boston Proper brand was handled from Boston Proper’s DC in Boca Raton, Florida. Beginning in fiscal 2013, all Boston Proper distribution was consolidated with our distribution functions in our DC in Winder, GA.

New merchandise is generally received daily at the Winder DC. Imported merchandise is shipped from the country of export by truck, rail, sea or air, as the circumstances require. Domestic merchandise is shipped by rail or truck. All merchandise arrives at the DC by truck. After arrival, merchandise is sorted and packaged for shipment to individual stores or is held for future store replenishment or direct shipment to customers. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.

During fiscal 2012, we modified our existing DC configuration to better support the anticipated growth of our company and to more efficiently manage our inventories and fulfill customer orders. We believe these modifications position our DC in Winder to accommodate the needs of our business over the next several years.

Product Sourcing

All of our brands purchase a significant percentage of their clothing and accessories from companies that manufacture merchandise in foreign countries. We may take ownership in the foreign country, at a designated point of entry into the United States, or at our DC depending on the specific terms of the sale. We conduct business with all of our foreign suppliers and importers in United States currency. Approximately 21% of total purchases in fiscal 2012 were made from one supplier, compared to 22% with the same supplier in fiscal 2011.

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

For all of our brands, we regularly evaluate where to have our goods manufactured. Beginning in fiscal 2010, in response to decreased capacity and cost of labor increases in China, we began transitioning to suppliers located in other countries. For fiscal 2012, due to the high concentration of orders in China for Boston Proper, China sources accounted for approximately 63% of our merchandise cost compared to approximately 61% in fiscal 2011 and 63% in fiscal 2010. Excluding Boston Proper merchandise, China sources accounted for 58% of our merchandise cost.

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

Marks registered in the United States include, but are not limited to: CHICO’S, PASSPORT, ZENERGY, WHITE HOUSE BLACK MARKET, WORKKIT, SOMA, SOMA INTIMATES, VANISHING BACK, VANISHING EDGE, VANISHING TUMMY, COOL NIGHTS, OH MY GORGEOUS, BOSTON PROPER and WEAR IT LIKE NO ONE ELSE. We have registered or are seeking to register a number of these Marks in certain foreign countries as well.

In the opinion of management, our rights in the Marks are important to our business. Accordingly, we intend to maintain our Marks and the related registrations and applications. We are not aware of any claims of infringement or other challenges to our rights to use any registered Marks in the United States or any other jurisdiction in which the Marks have been registered.

Available Information

Our investor relations website is located at www.chicosfas.com. Through this website, we make available free of charge our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. This website also includes recent press releases, corporate governance information, beneficial ownership reports, institutional presentations, quarterly and institutional conference calls and other quarterly financial data such as historical store square footage.

Our Code of Ethics, which is applicable to all of our associates, including the principal executive officer, the principal financial officer and the Board of Directors, is posted on our investor relations website. Any amendments to or waivers from our Code of Ethics will also be available on this website. Copies of the charters of each of the Audit Committee, Compensation and Benefits Committee and Corporate Governance and Nominating Committee as well as the Corporate Governance Guidelines, Code of Ethics, Terms of Commitment to Ethical Sourcing, and Stock Ownership Guidelines are available on this website or in print upon written request by any shareholder.

Employees

As of February 2, 2013, we employed approximately 22,100 people, approximately 30% of whom were full-time associates and the balance of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, approximately 90% of our associates worked in our boutique and outlet stores. We have no collective bargaining agreements covering any of our associates, have never experienced any material labor disruption and are unaware of any efforts or plans to organize our associates. We currently contribute a significant portion of the cost of medical, dental and vision coverage for eligible associates and also maintain a 401(k) accompanied by an employer matching contribution percentage, stock incentive and stock purchase plans. All associates are also eligible to receive substantial discounts on our merchandise. We consider employee relations with our associates to be good.

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

Risks Associated With Our Growth Strategy.

As noted on page 3, our overall growth strategy is focused on building and cultivating a portfolio of high performing retail brands serving women 35 years and older. If we cannot successfully execute our growth strategy, our consolidated financial condition and results of operations could be materially adversely impacted. There are numerous risks associated with this strategy including, but not limited to, the following:

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

We cannot control the availability or cost of appropriate locations within existing or new shopping centers or the success of individual shopping centers. Furthermore, factors beyond our control impact shopping centers, such as general economic conditions, weather conditions, consumer acceptance of new or existing shopping centers, regional demographic shifts, and consumer spending levels. Our sales are dependent on a certain level of shopping center traffic and any large scale decline in shopping center traffic, whether because of a slowdown in the economy, a falloff in the popularity of shopping centers among our target customers, or otherwise, could have a material adverse effect on our business.

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

Our ability to successfully expand internationally.

We are planning to open three WH|BM stores in Canada in fiscal 2013 and are currently exploring further opportunities to open stores and operate franchises internationally. We have no prior international store or franchise experience, where we face numerous operational obstacles, including already established competitors and new and different employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, and environmental issues, among other things. Furthermore, consumer demand, behavior, tastes, and purchasing trends may differ from our domestic operations and, as a result, sale of our merchandise may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Our results of operations and financial condition may also be adversely affected by fluctuations in currency exchange rate. Any difficulties that we encounter as we expand our geographical coverage may divert financial, operational and managerial resources from our existing operations.

Risks Associated with General Economic Conditions.

Numerous economic conditions could negatively affect the level of consumer spending on the merchandise that we offer. If these economic conditions persist for a sustained period, our financial condition and results of operations could be materially adversely impacted. These economic conditions include, but are not limited to, the following:

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

Impairment charges.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also review our goodwill and intangible assets for indicators of impairment. Significant negative industry or general economic trends, disruptions to our business and unexpected significant changes or planned changes in our operating results or use of long-lived assets (such as boutique relocations or discontinuing use of certain boutique fixtures) may result in impairments to goodwill, intangible assets and other long-lived assets.

Fluctuating comparable sales and overall operating results.

Our comparable sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. A variety of factors affect comparable sales and operating results, including changes in fashion trends, changes in our merchandise mix, customer acceptance of merchandise offerings, timing of marketing activities, calendar shifts of holiday periods, the periodic impact of a fifty-three week fiscal year, actions by competitors, new boutique openings, new competitor activity, weather conditions, and general economic conditions. Past comparable sales or operating results are not an indicator of future results.

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

We use the U.S. Postal Service to mail millions of catalogs each year to educate our customers about our products, acquire new customers, drive customers to our boutiques, and website and promote catalog sales. As a result, postal rate increases and paper and printing costs will affect the cost of our order fulfillment and catalog and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. The operational and financial difficulties of the U.S. Postal Service are well documented. Any significant and unanticipated increase in postage, reduction in postal service, or slow-down in postal delivery, or increases in paper and printing costs could impair our ability to deliver catalogs in a timely or economically efficient manner and also could adversely impact our earnings if we are unable to pass such increases directly on to our customers or if we are unable to implement more efficient printing, mailing, delivery and order fulfillment systems.

Risks Associated with Our Information Technology Systems.

We rely on various information technology systems to manage our operations. Information technology systems are subject to numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of the systems that operate as anticipated, reliance on third party computer hardware and software providers, computer viruses, telecommunication failures, data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions, any of which could materially adversely impact our financial condition and results of operations. Additional risks include, but are not limited to, the following:

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

Cybersecurity.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Our business involves the storage and transmission of customers’ personal information, shopping preferences and credit card information. While we have implemented measures to prevent security breaches and cyber incidents, our measures may not be effective and any security breaches and cyber incidents could have a material adverse affect on our business. Furthermore, the storage and transmission of such data is regulated at the international, federal, state and local levels. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. If we or our associates fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.

Risks Associated With Our Sourcing and Distribution Strategies.

Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our financial condition and results of operations. These risks include, but are not limited to, the following:

Our significant reliance on foreign sources of production.

The majority of our clothing and accessories are produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, the requirements of the Foreign Corrupt Practices Act, imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in which we do business, imposition of new or increased duties, taxes, and other charges on imports, foreign exchange rate challenges and pressures presented by implementation of U.S. monetary policy, local business practice and political issues, including issues relating to compliance with our Terms of Commitment to Ethical Sourcing and domestic or international labor standards, transportation disruptions, including port strikes, natural disasters, delays in the delivery of cargo due to port security considerations or government funding, and seizure or detention of goods by U.S. Customs authorities. In particular, we continue to source a substantial portion of our merchandise from China. A change in the Chinese currency, other policies affecting labor laws or the costs of goods in China could negatively impact our merchandise costs.

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

Furthermore, many of our suppliers rely on working capital financing to support their operations. Although the credit market has improved, lenders have still maintained tightened credit standards and terms. To the extent any of our suppliers are unable to obtain adequate credit or their borrowing costs increase, we may experience delays in obtaining merchandise, our suppliers increasing their prices or our suppliers modifying payment terms in a manner that is unfavorable to us.

Our significant reliance upon one supplier.

We have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and our continued good relations with them. Approximately 21% of total purchases in fiscal 2012 and 22% of total purchases in 2011 were made from one supplier. We cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise.

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

Our reliance on one location to distribute goods for our brands.

In fiscal 2012, the distribution functions for the Chico’s, WH|BM and Soma brands were handled from our DC in Winder, Georgia and the distribution function for all sales for the Boston Proper brand was handled from Boston Proper’s DC in Boca Raton, Florida. Beginning in fiscal 2013, all Boston Proper distribution was consolidated with our distribution functions in our DC in Winder, GA. Any significant interruption in the operation of the facilities at our Winder DC due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill online or catalog orders, which could cause sales to decline.

Other Risks Affecting Our Business

Our business is subject to numerous other risks that could materially adversely impact our financial condition and results of operations. These risks include, but are not limited to, the following:

Competition.

We compete with local, national and international department stores, specialty and discount boutique chains, independent retail boutiques, and catalog and online businesses that market and sell similar lines of merchandise. Many competitors are significantly larger and have greater financial, marketing and other resources and enjoy greater local, national and international name recognition. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition could result in price reductions, increased marketing expenditures and loss of market share. Over the last several years, our competitors have lowered prices and engaged in more promotional activity, which has resulted in heightened competition.

Compliance with applicable laws and regulations.

Our policies, procedures and internal controls are designed to help us comply with all applicable foreign and domestic laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd–Frank Wall Street Reform and Consumer Protection Act, the SEC and the New York Stock Exchange (“NYSE”), as well as applicable employment laws. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, operations or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, financial condition or results of operations.

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

War, terrorism or other catastrophes.

In the event of war, acts of terrorism or the threat of terrorist attacks, public health crises, or weather catastrophes, consumer spending could significantly decrease for a sustained period. In addition, local authorities or shopping center management could close in response to any immediate security concern, public health concern or weather catastrophe such as hurricanes, earthquakes, or tornadoes. Similarly, war, acts of terrorism, threats of terrorist attacks, or a weather catastrophe could severely and adversely affect our National Store Support Center (“NSSC”) campus, our Distribution Center, or our entire supply chain.

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

Stores

As a matter of policy, all of our stores are currently leased. At fiscal year-end for 2012, 2011 and 2010 our total consolidated selling square feet was 3.271 million, 3.026 million and 2.785 million, respectively. As of February 2, 2013, our 1,357 stores were located in 48 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico, as follows:

Alabama	21	Louisiana	20	Ohio	40
Arizona	9	Maine	3	Oklahoma	14
Arkansas	32	Maryland	39	Oregon	18
California	144	Massachusetts	35	Pennsylvania	64
Colorado	24	Michigan	31	Rhode Island	7
Connecticut	25	Minnesota	24	South Carolina	27
Delaware	1	Mississippi	5	South Dakota	3
District of Columbia	8	Missouri	28	Tennessee	29
Florida	125	Montana	4	Texas	120
Georgia	46	Nebraska	8	Utah	14
Hawaii	3	Nevada	17	Vermont	2
Idaho	4	New Hampshire	7	Virginia	40
Illinois	51	New Jersey	50	Washington	28
Indiana	23	New Mexico	9	West Virginia	6
Iowa	9	New York	51	Wisconsin	15
Kansas	14	North Carolina	39	U.S. Virgin Islands	1
Kentucky	13	North Dakota	4	Puerto Rico	3

NSSC and Distribution Centers

Our NSSC is located on approximately 65 acres in Fort Myers, Florida and consists of approximately 510,000 square feet of office space. Our distribution center is located on approximately 110 acres in Winder, Georgia and consists of approximately 583,000 square feet of distribution, fulfillment, call center and office space. Additionally, we lease approximately 83,000 square feet of office and distribution space in Boca Raton, Florida. The lease on this property expires in 2016.

ITEM 3.	LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in March 2011 in the Superior Court of the State of California for the County of Los Angeles, Eileen Schlim v. Chico’s FAS, Inc. The Complaint attempts to allege numerous violations of California law related to wages, meal periods, rest periods, and failure to issue timely final pay, among other things. The Company denied the material allegations of the Complaint and believes that its policies and procedures for paying its associates comply with all applicable California laws. On or about March 5, 2013, the Court entered an order denying the plaintiff’s motion to certify this case as a class action. Unless that order is appealed and overturned on appeal, this matter will proceed as a single plaintiff case only. As a result, unless overturned on appeal, this matter will no longer be reported in the Company’s quarterly or annual reports.

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

Our Common Stock trades on the NYSE under the symbol “CHS”. On March 13, 2013, the last reported sale price of the Common Stock on the NYSE was $18.00 per share. The number of holders of record of common stock on March 13, 2013 was 2,034.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the NYSE:

For the Fiscal Year Ended February 2, 2013

	High	Low
Fourth Quarter (October 28, 2012 – February 2, 2013)	$19.76	$17.24
Third Quarter (July 29, 2012 – October 27, 2012)	19.69	14.92
Second Quarter (April 29, 2012 – July 28, 2012)	16.07	13.52
First Quarter (January 29, 2012 – April 28, 2012)	15.96	11.28

For the Fiscal Year Ended January 28, 2012

	High	Low
Fourth Quarter (October 30, 2011 – January 28, 2012)	$12.82	$9.57
Third Quarter (July 31, 2011 – October 29, 2011)	15.34	10.52
Second Quarter (May 1, 2011 – July 30, 2011)	16.50	13.18
First Quarter (January 30, 2011 – April 30, 2011)	15.50	10.89

In fiscal 2012, we declared four cash dividends of $0.0525 per share resulting in an annual dividend of $0.21 per share. There were four cash dividends of $0.05 per share declared in fiscal 2011.

On February 28, 2013, we announced that the Board of Directors approved an increase in the quarterly dividend to $0.055 per common share (previously $0.0525) and will be payable on April 1, 2013 to Chico’s FAS shareholders of record at the close of business on March 18, 2013.

During fiscal 2012, we repurchased and retired 6.3 million shares, at a total cost of approximately $107.5 million. On February 28, 2013, we announced that our Board of Directors approved a new $300 million share repurchase program of our outstanding common stock, effective March 1, 2013, and cancelled in its entirety the prior share repurchase program, which had $67.6 million remaining.

In fiscal 2012, we repurchased 261,600 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 25,047 were repurchased in the fourth quarter and are included in the following chart:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
October 28, 2012 – November 24, 2012	25,047	$18.68	—	$137,663,050
November 25, 2012 – December 29, 2012	3,879,954	$18.06	3,879,954	$67,601,266
December 30, 2012 – February 2, 2013	—	$—	—	$67,601,266

Total	3,905,001	$18.06	3,879,954	$67,601,266

Five Year Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on February 2, 2008 and the reinvestment of dividends.

	2/02/08	1/31/09	1/30/10	1/29/11	1/28/12	2/02/13
Chico’s FAS, Inc.	$100	$37	$120	$105	$110	$176
S&P 500 Index	$100	$61	$81	$98	$103	$121
S&P 500 Apparel Retail Index	$100	$50	$99	$130	$171	$231

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the financial statements and the notes thereto referenced in this Annual Report on Form 10-K. Amounts in the following tables are in thousands, except per share data, number of stores data, and number of associates.

	Fiscal Year
	2012 (53 weeks)	2011 (52 weeks)	2010 (52 weeks)	2009 (52 weeks)	2008 (52 weeks)
Summary of operations:
(in thousands)
Net sales	$2,581,057	$2,196,360	$1,904,954	$1,713,150	$1,582,405
Gross margin	$1,451,800	$1,226,371	$1,068,575	$959,741	$819,492
Gross margin as a percent of net sales	56.2%	55.8%	56.1%	56.0%	51.8%
Income (loss) from operations	$287,538	$222,377	$177,082	$108,153	$(39,594)
Income (loss) from operations as a percent of net sales	11.1%	10.1%	9.3%	6.3%	(2.5)%
Net income (loss)	$180,219	$140,874	$115,394	$69,646	$(19,137)
Net income (loss) as a percent of net sales	6.9%	6.4%	6.1%	4.1%	(1.2)%

Per share data:
Net income per common share-basic	$1.09	$0.82	$0.65	$0.39	$(0.11)

Net income per common and common equivalent share – diluted	$1.08	$0.82	$0.64	$0.39	$(0.11)

Weighted average common shares outstanding – basic	162,989	169,153	176,778	177,499	176,606

Weighted average common and common equivalent shares outstanding – diluted	164,119	170,250	178,034	178,858	176,606

Cash dividends per share	$0.21	$0.20	$0.16	$—	$—

Balance sheet data (at year end):
(in thousands)
Cash and marketable securities	$329,358	$247,853	$548,714	$423,543	$268,702
Total assets	1,580,628	1,425,152	1,416,021	1,318,803	1,226,183
Working capital	295,582	259,317	535,488	405,274	322,728
Stockholders’ equity	1,093,199	1,009,228	1,064,907	981,918	902,196

Other selected operating data:
(dollars in thousands)

Percentage increase (decrease) in comparable sales	7.2%	8.2%	8.3%	7.6%	(14.5%)
Capital expenditures	$164,690	$131,757	$73,045	$67,920	$104,615
Total depreciation and amortization	$108,471	$99,430	$94,113	$96,372	$97,572
Total stores at period end	1,357	1,256	1,151	1,080	1,076
Total selling square feet (in thousands)	3,271	3,026	2,785	2,619	2,596

Total number of associates (rounded)	22,100	19,800	18,900	16,200	14,500

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

EXECUTIVE OVERVIEW

We are a national specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items operating under the Chico’s, WH|BM, Soma Intimates and Boston Proper brand names. We earn revenues and generate cash through the sale of merchandise in our retail stores, on our various websites and through our call center, which takes orders for all of our brands.

Net sales for fiscal 2012 were $2.581 billion, the highest in our history, an increase of 17.5% compared to $2.196 billion in fiscal 2011. This increase reflects comparable sales growth of 7.2%, square footage increase of 8.1%, reflecting 101 net new stores, incremental Boston Proper sales of $84.3 million and net sales attributable to the fifty-third week of approximately $38 million. The 7.2% increase in comparable sales for fiscal 2012 was on top of an 8.2% increase in fiscal 2011. This represents the fourth consecutive year of positive comparable sales performance.

In fiscal 2012, income from operations increased 29.3% to $287.5 million compared to $222.4 million in fiscal 2011, while operating margin improved to 11.1% compared to 10.1% in fiscal 2011.

Net income for fiscal 2012 was $180.2 million, an increase of 27.9% compared to net income of $140.9 million in fiscal 2011. Earnings per diluted share for fiscal 2012 were $1.08, an increase of 31.7% compared to $0.82 in fiscal 2011. Net income for fiscal 2012 included $2.0 million of after-tax one-time acquisition and integration costs related to Boston Proper, or $0.01 per diluted share compared to $3.6 million of after-tax one-time acquisition and integration costs related to Boston Proper, or $0.02 per diluted share in fiscal 2011.

At the end of fiscal 2012, total inventories were $206.8 million compared to $194.5 million at the end of fiscal 2011. Inventories increased approximately $12.4 million or 6.4% over fiscal 2011, in line with sales growth.

Cash flows from operations for fiscal 2012 were $368.3 million compared with $255.2 million in fiscal 2011 with cash and marketable securities at the end of fiscal 2012 totaling $329.4 million compared to $247.9 million at the end of fiscal 2011.

Future Outlook

The Company’s goal remains to establish financial targets that are both sustainable and reflect strong growth metrics. The Company believes that by delivering on its long-term objectives to increase sales by a low double-digit percentage and diluted earnings per share by a mid-teen percentage over a meaningful period of time, the Company will provide its shareholders with substantial value.

Consistent with these objectives, the Company announced several strategic investments in 2013 to fuel future growth, including enhanced omni-channel capabilities, expansion into Canada, and opening its first Boston Proper stores.

RESULTS OF OPERATIONS

Net Sales

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for fiscal 2012, fiscal 2011, and fiscal 2010:

Net sales:	Fiscal 2012%		Fiscal 2011%		Fiscal 2010%
	(dollars in thousands)
Chico’s/Soma Intimates	$1,647,476	63.8%	$1,460,518	66.5%	$1,314,649	69.0%
WH|BM	809,775	31.4%	696,358	31.7%	590,305	31.0%
Boston Proper	123,806	4.8%	39,484	1.8%	—	—

Total net sales	$2,581,057	100.0%	$2,196,360	100.0%	$1,904,954	100.0%

Net sales increased 17.5% in fiscal 2012 to $2.581 billion from $2.196 billion in fiscal 2011, primarily reflecting comparable sales growth of 7.2%, square footage increase of 8.1%, reflecting 101 net new stores, incremental Boston Proper sales of $84.3 million and net sales attributable to the fifty-third week of approximately $38 million. Comparable sales is defined as sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market and includes online and catalog sales. Boston Proper’s sales and sales attributable to the fifty-third week are excluded from comparable sales calculations. The comparable sales increase reflects increases in both average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased 7.5% on top of a 6.4% increase in fiscal 2011 and the WH|BM brand’s comparable sales increased 6.5%, which followed a 12.2% increase for fiscal 2011.

Net sales increased 15.3% in fiscal 2011 to $2.196 billion from $1.905 billion in fiscal 2010, primarily reflecting comparable sales growth of 8.2%, square footage increase of 8.7%, reflecting 105 net new stores, and $39.5 million in sales for Boston Proper subsequent to the acquisition. The comparable sales increase reflects increases in both average dollar sale and transaction count. The Chico’s/Soma Intimates brands’ comparable sales increased 6.4% on top of a 7.3% increase in fiscal 2010 and the WH|BM brand’s comparable sales increased 12.2% on top of a 10.6% increase for fiscal 2010.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for fiscal 2012, 2011 and 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(dollars in thousands)
Cost of goods sold	$1,129,257	$969,989	$836,379
Gross margin	$1,451,800	$1,226,371	$1,068,575
Gross margin percentage	56.2%	55.8%	56.1%

For fiscal 2012, gross margin was $1.452 billion compared to $1.226 billion in fiscal 2011. As a percentage of net sales, gross margin was 56.2% a 40 basis point improvement from fiscal 2011, primarily reflecting a higher level of full-price selling and effective inventory management, partially offset by incentive compensation and the inclusion of Boston Proper.

For fiscal 2011, gross margin was $1.226 billion, an increase of 14.8%, compared to $1.069 million in fiscal 2010. As a percentage of net sales, gross margin was 55.8% a 30 basis point decrease from fiscal 2010 primarily reflecting a higher level of full-price selling and effective promotional activities, which were more than offset by higher discounting in the Chico’s brand in the second half of the year.

Selling, General and Administrative Expenses

The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for fiscal 2012, 2011 and 2010:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(dollars in thousands)
Selling, general and administrative expenses	$1,161,105	$998,861	$891,493
Percentage of total net sales	45.0%	45.5%	46.8%

For fiscal 2012, SG&A was $1.161 billion compared to $998.9 million in fiscal 2011, primarily reflecting the opening of 101 net new stores and increased marketing initiatives. As a percentage of net sales, SG&A was 45.0%, a 50 basis point improvement from fiscal 2011 primarily reflecting the sales leverage impact on store expenses and the inclusion of Boston Proper, partially offset by incentive compensation.

For fiscal 2011, SG&A was $998.9 million, an increase of 12.0%, compared to $891.5 million for fiscal 2010, primarily reflecting the opening of 105 net new stores and increased marketing initiatives. As a percentage of net sales, SG&A was 45.5%, a 130 basis point improvement from fiscal 2010 primarily reflecting the sales leverage impact on store expenses, partially offset by increased marketing expenses.

Acquisition and Integration Costs

The following table depicts acquisition and integration costs in dollars and as a percentage of total net sales for fiscal 2012 and 2011:

	Fiscal 2012	Fiscal 2011
	(dollars in thousands)
Acquisition and integration costs	$3,157	$5,133
Percentage of total net sales	0.1%	0.2%

For fiscal 2012, acquisition and integration costs were $3.2 million and primarily consisted of systems and distribution center integration costs and employee-related benefit costs. For fiscal 2011, acquisition and integration costs were $5.1 million and primarily consisted of professional service fees and employee-related benefit costs.

Provision for Income Taxes

Our effective tax rate was 37.5%, 37.1% and 35.5%, for fiscal 2012, 2011 and 2010, respectively. The fiscal 2010 effective tax rate reflected relatively higher levels of favorable state tax settlements.

Net Income and Earnings Per Diluted Share

Net income for fiscal 2012 was $180.2 million, an increase of 27.9%, compared to $140.9 million in fiscal 2011. Earnings per diluted share for fiscal 2012 were $1.08, an increase of 31.7%, compared to $0.82 per diluted share in fiscal 2011. The percentage increase in earnings per diluted share was higher than the percentage increase in net income, primarily reflecting the repurchase of 6.3 million shares since the end of fiscal 2011.

Net income for fiscal 2011 was $140.9 million, an increase of 22.1%, compared to $115.4 million in fiscal 2010. Earnings per diluted share for fiscal 2011 were $0.82, an increase of 28.1%, compared to $0.64 per diluted share in fiscal 2010. The percentage increase in earnings per diluted share was higher than the percentage increase in net income, primarily reflecting the repurchase of 14.1 million shares since the end of fiscal 2010.

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

Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omni-channel capabilities, including: new, expanded, relocated and remodeled stores; information technology; and other central support facilities.

Operating Activities

Net cash provided by operating activities in fiscal 2012 was $368.3 million, an increase of approximately $113.1 million from fiscal 2011. This increase reflects higher net income compared to fiscal 2011 and increased accounts payable and accrued and other liabilities, partially offset by a deferred tax asset.

Net cash provided by operating activities in fiscal 2011 was $255.2 million, an increase of approximately $15.6 million from fiscal 2010. This increase reflects higher net income compared to fiscal 2010 and increased accrued and other deferred liabilities, partially offset by a decrease in accounts payable.

Investing Activities

Net cash used in investing activities in fiscal 2012 was $248.4 million, an increase of approximately $248.1 million from fiscal 2011. This increase primarily reflects the use of marketable securities during fiscal 2011 to consummate the Boston Proper acquisition.

Net cash used in investing activities in fiscal 2011 was $0.3 million, a decrease of approximately $220.3 million from fiscal 2010. This decrease primarily reflects the use of marketable securities during fiscal 2011 to consummate the Boston Proper acquisition, funding our share repurchase programs and increased capital expenditures.

Financing Activities

Net cash used in financing activities for fiscal 2012 was $122.0 million compared to $210.7 million in fiscal 2011. In fiscal 2012, we paid $0.0525 per share quarterly cash dividends on our common stock, totaling $34.9 million, we repurchased $107.5 million of our common stock through our publicly announced share repurchase programs and we issued approximately 3.6 million shares related to employee stock ownership plans and stock option exercises.

Net cash used in financing activities for fiscal 2011 was $210.7 million compared to $41.4 million in fiscal 2010. In fiscal 2011, we paid $0.05 per share quarterly cash dividends on our common stock totaling $34.2 million and we repurchased $182.4 million of our common stock through our publicly announced share repurchase programs and we issued approximately 2.0 million shares related to employee stock ownership plans and stock option exercises.

New Store Openings

We expect our new stores in fiscal 2013 to increase approximately 10%, reflecting approximately 31 net openings of Chico’s stores, 59 net openings of WH|BM stores, including stores in Canada, 45 net openings of Soma stores and 4 openings of Boston Proper stores. We also expect to complete approximately 30 relocations or expansions in addition to converting approximately 30 Soma pop-up stores to permanent stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

Contractual Obligations

The following table summarizes our contractual obligations at February 2, 2013:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$919,771	164,010	305,302	219,996	230,463
Purchase orders	392,254	392,254	—	—	—
Capital expenditures	10,497	10,497	—	—	—

Total	$1,322,522	566,761	305,302	219,996	230,463

As of February 2, 2013, our contractual obligations consisted of: 1) amounts outstanding under operating leases, 2) open purchase orders for inventory, in the normal course of business, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date and 3) contractual commitments for fiscal 2013 capital expenditures.

Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling $4.7 million at February 2, 2013 from the above table.

Credit Facility

On July 27, 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides the Company the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of February 2, 2013, no borrowings are outstanding under the Credit Facility.

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

The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated or the Credit Facility may be terminated. The Company was in compliance with the applicable ratio requirements and other covenants at February 2, 2013.

Off-Balance Sheet Arrangements

At February 2, 2013 and January 28, 2012, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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

Inventory Valuation and Shrinkage

We identify potentially excess and slow-moving inventories by evaluating turn rates and inventory levels in conjunction with our overall sales trend. Excess quantities of inventory are identified through evaluation of inventory aging, review of inventory turns and historical sales experience, as well as specific identification based on fashion trends. Further, exposure is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We provide lower of cost or market adjustments for such identified excess and slow-moving inventories. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future.

We estimate our expected shrinkage of inventories between our physical inventory counts by using average store shrinkage experience rates, which are updated on a regular basis. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future.

Revenue Recognition

Retail sales at our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the “Passport Club” and the “Black Book” loyalty programs and company issued coupons, promotional discounts and associate discounts. We record sales from our websites and catalogs based on the estimated receipt date of the product by our customers.

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

Evaluation of Long-Lived Assets and Goodwill

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

We review our goodwill for impairment at the reporting unit level on an annual basis, or when circumstances indicate its carrying value may not be recoverable. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test will be performed. If we conclude that this is not the case, then the two-step impairment test will not be required. We may elect to skip the qualitative assessment and perform the two-step impairment test. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital.

Operating Leases

Rent expense under store operating leases is recognized on a straight-line basis over the term of the leases. Landlord incentives, “rent-free” periods, rent escalation clauses and other rental expenses are also amortized on a straight-line basis over the terms of the leases, which includes the construction period, which is generally 60–90 days prior to the store opening date when we generally begin improvements in preparation for our intended use. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic cost associated with non-renewal.

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

Stock-Based Compensation Expense

Stock-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. The calculation of stock-based compensation expense involves estimates that require management’s judgment. We are required to estimate the expected forfeiture rate for all stock-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the stock-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. As a result, in the event that a grant’s actual forfeiture rate is materially different from its estimate at the completion of the vesting period, the stock-based compensation expense could be significantly different from what we recorded in current and prior periods.

For stock option awards, estimates include the expected volatility and expected term, which are utilized in calculating the fair value of the awards using the Black-Scholes option pricing model. We estimate expected volatility based on the historical volatility of our stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under our stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. No stock option awards were granted during fiscal 2012. For performance-based awards, these estimates include the probable number of shares that will ultimately be issued based on the likelihood of meeting the respective performance condition. We estimate the probable vesting based on current financial performance forecasts for the relevant performance metrics. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. Historically, the variation of estimates to actual results is immaterial and material variation is not expected in the future.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance provides companies the option to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform an annual quantitative impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this guidance in fiscal 2012 and its adoption did not have an impact on our consolidated results of operations, financial position or cash flows.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to report other comprehensive income and its components in the statement of changes in stockholders’ equity was eliminated. This guidance is effective for periods beginning after December 15, 2011 and must be retroactively applied to all reporting periods presented. We adopted this guidance effective January 29, 2012; our interim financial statements were presented with total comprehensive income in one continuous statement with net income while our annual financial statements have a separate consolidated statement of comprehensive income. Other than the change in presentation, this guidance did not have an impact on our consolidated results of operations, financial position or cash flows.

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

These statements, including those in this Form 10-K and those in press releases or made orally, relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “expects,” “believes,” “anticipates,” “plans,” “estimates,” “approximately,” “our planning assumptions,” “future outlook,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-K, are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” of this Form 10-K.

These potential risks and uncertainties include: the financial strength of retailing in particular and the economy in general; the extent of financial difficulties that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and store concepts; the ability to maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the adequacy and perception of customer service; the ability to coordinate product development with buying and planning; the quality of merchandise received from suppliers; the ability to efficiently, timely and successfully execute significant shifts in the countries from which merchandise is supplied; the ability of our suppliers to timely produce and deliver clothing and accessories; the changes in the costs of manufacturing, labor and advertising; the availability of quality store sites; our ability to grow through new store openings; the buying public’s acceptance of any of our new store concepts; the ability to successfully execute our growth strategies; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, energize and retain qualified sales associates, managerial employees and other employees; the ability to expand our distribution center and other support facilities in an efficient and effective manner; the ability to effectively and efficiently establish our websites; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the ability to effectively and efficiently operate our brands; risks associated with terrorist activities; risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including the impact of work stoppages; transportation delays and other interruptions; political or civil instability; imposition of and changes in tariffs and import and export controls such as import quotas; changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.

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

The market risk of our financial instruments as of February 2, 2013 has not significantly changed since January 28, 2012. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of February 2, 2013, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal bonds, corporate bonds, and U.S. government and agency securities. The portfolio as of February 2, 2013, consisted of $150.4 million of securities with maturity dates within one year or less and $122.1 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of February 2, 2013, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $2.3 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.7 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at February 2, 2013 and January 28, 2012, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 20, 2013

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	February 2, 2013 (53 weeks)		January 28, 2012 (52 weeks)		January 29, 2011 (52 weeks)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales:
Chico’s/Soma Intimates	$1,647,476	63.8%	$1,460,518	66.5%	$1,314,649	69.0%
White House | Black Market	809,775	31.4%	696,358	31.7%	590,305	31.0%
Boston Proper	123,806	4.8%	39,484	1.8%	—	0.0%

Total net sales	2,581,057	100.0%	2,196,360	100.0%	1,904,954	100.0%
Cost of goods sold	1,129,257	43.8%	969,989	44.2%	836,379	43.9%

Gross margin	1,451,800	56.2%	1,226,371	55.8%	1,068,575	56.1%
Selling, general and administrative expenses	1,161,105	45.0%	998,861	45.5%	891,493	46.8%
Acquisition and integration costs	3,157	0.1%	5,133	0.2%	—	0.0%

Income from operations	287,538	11.1%	222,377	10.1%	177,082	9.3%
Interest income, net	881	0.0%	1,597	0.1%	1,712	0.1%

Income before income taxes	288,419	11.1%	223,974	10.2%	178,794	9.4%
Income tax provision	108,200	4.2%	83,100	3.8%	63,400	3.3%

Net income	$180,219	6.9%	$140,874	6.4%	$115,394	6.1%

Per share data:

Net income per common share-basic	$1.09		$0.82		$0.65

Net income per common and common equivalent share – diluted	$1.08		$0.82		$0.64

Weighted average common shares outstanding – basic	162,989		169,153		176,778

Weighted average common and common equivalent shares outstanding – diluted	164,119		170,250		178,034

Dividends declared and paid per share	$0.21		$0.20		$0.16

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	FISCAL YEAR ENDED
	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Net income	$180,219	$140,874	$115,394
Other comprehensive loss:
Unrealized losses on marketable securities, net of taxes	(112)	(60)	(16)

Comprehensive income	$180,107	$140,814	$115,378

The accompanying notes are an integral part of these consolidated statements

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 2, 2013	January 28, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$56,859	$58,919
Marketable securities, at fair value	272,499	188,934
Inventories	206,849	194,469
Prepaid expenses and other current assets	61,786	55,104

Total Current Assets	597,993	497,426

Property and Equipment, net	608,120	550,230

Other Assets:
Goodwill	238,693	238,693
Other intangible assets, net	127,754	132,112
Other assets, net	8,068	6,691

Total Other Assets	374,515	377,496

	$1,580,628	$1,425,152

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$129,387	$100,395
Other current liabilities	173,024	137,714

Total Current Liabilities	302,411	238,109

Noncurrent Liabilities:
Deferred liabilities	132,374	125,690
Deferred taxes	52,644	52,125

Total Noncurrent Liabilities	185,018	177,815

Stockholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized with 162,774 and 165,736 shares issued and outstanding, respectively	1,628	1,657
Additional paid-in capital	348,775	302,612
Retained earnings	742,580	704,631
Accumulated other comprehensive income	216	328

Total Stockholders’ Equity	1,093,199	1,009,228

	$1,580,628	$1,425,152

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Total

BALANCE, January 30, 2010	178,126	$1,781	$268,109	$711,624	$404	$981,918
Net income	—	—	—	115,394	—	115,394
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(16)	(16)
Issuance of common stock	1,940	20	3,628	—	—	3,648
Dividends paid on common stock ($0.16 per share)	—	—	—	(28,489)	—	(28,489)
Repurchase of common stock	(2,167)	(22)	(869)	(18,317)	—	(19,208)
Stock-based compensation	—	—	10,548	—	—	10,548
Excess tax benefit from stock-based compensation	—	—	1,112	—	—	1,112

BALANCE, January 29, 2011	177,899	1,779	282,528	780,212	388	1,064,907
Net income	—	—	—	140,874	—	140,874
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(60)	(60)
Issuance of common stock	2,024	20	4,529	—	—	4,549
Dividends paid on common stock ($0.20 per share)	—	—	—	(34,152)	—	(34,152)
Repurchase of common stock	(14,187)	(142)	(845)	(182,303)	—	(183,290)
Stock-based compensation	—	—	15,198	—	—	15,198
Excess tax benefit from stock-based compensation	—	—	1,202	—	—	1,202

BALANCE, January 28, 2012	165,736	1,657	302,612	704,631	328	1,009,228
Net income	—	—	—	180,219	—	180,219
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(112)	(112)
Issuance of common stock	3,649	37	16,494	—	—	16,531
Dividends paid on common stock ($0.21 per share)	—		—	(34,928)	—	(34,928)
Repurchase of common stock	(6,611)	(66)	(4,113)	(107,342)	—	(111,521)
Stock-based compensation	—	—	26,453	—	—	26,453
Excess tax benefit from stock-based compensation	—	—	7,329	—	—	7,329

BALANCE, February 2, 2013	162,774	$1,628	$348,775	$742,580	$216	$1,093,199

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	FISCAL YEAR ENDED
	February 2, 2013	January 28, 2012	January 29, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Cash Flows From Operating Activities:
Net income	$180,219	$140,874	$115,394

Adjustments to reconcile net income to net cash provided by operating activities –
Depreciation and amortization	108,471	99,430	94,113
Deferred tax (benefit) expense	(4,211)	19,489	32,501
Stock-based compensation expense	26,453	15,198	10,548
Excess tax benefit from stock-based compensation	(7,952)	(2,643)	(2,655)
Deferred rent and lease credits	(16,812)	(19,073)	(16,624)
Loss on disposal and impairment of property and equipment	2,765	2,949	3,085
Changes in assets and liabilities, net of effects of acquisition –
Inventories	(12,379)	(20,812)	(21,298)
Prepaid expenses and other assets	(3,956)	(3,491)	(8,946)
Accounts payable	28,992	(14,571)	27,446
Accrued and other liabilities	66,683	37,831	6,062

Net cash provided by operating activities	368,273	255,181	239,626

Cash Flows From Investing Activities:
Purchases of marketable securities	(298,460)	(592,962)	(579,488)
Proceeds from sale of marketable securities	214,783	937,987	431,953
Acquisition of Boston Proper, Inc., net of cash acquired	—	(213,561)	—
Purchases of property and equipment, net	(164,690)	(131,757)	(73,045)

Net cash used in investing activities	(248,367)	(293)	(220,580)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	16,531	4,549	3,648
Excess tax benefit from stock-based compensation	7,952	2,643	2,655
Dividends paid	(34,928)	(34,152)	(28,489)
Repurchase of common stock	(111,521)	(183,290)	(19,208)
Cash paid for deferred financing costs	—	(414)	—

Net cash used in financing activities	(121,966)	(210,664)	(41,394)

Net (decrease) increase in cash and cash equivalents	(2,060)	44,224	(22,348)
Cash and Cash Equivalents, Beginning of period	58,919	14,695	37,043

Cash and Cash Equivalents, End of period	$56,859	$58,919	$14,695

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$379	$387	$322
Cash paid for income taxes, net	$95,545	$55,708	$41,317

Non-Cash Investing and Financing Activities:
Repossession of land in satisfaction of note receivable	$—	$—	$20,000

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts and where otherwise indicated)

1. BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us”, and “our”). We operate as a national specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items. We currently sell our products through retail stores, catalog, and via the Internet at www.chicos.com, www.whbm.com, www.soma.com, and www.bostonproper.com. As of February 2, 2013, we had 1,357 stores located throughout the United States, the U.S. Virgin Islands and Puerto Rico.

Fiscal Year

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended February 2, 2013 (“fiscal 2012” or “current period”), January 28, 2012 (“fiscal 2011” or “prior period”) and January 29, 2011 (“fiscal 2010”). Fiscal 2012 contained 53 weeks while fiscal 2011 and 2010 each contained 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Segment Information

Our brands, Chico’s, Soma Intimates, WH|BM, and Boston Proper, have been identified as separate operating segments and aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the brands.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks, short-term highly liquid investments with original maturities of three months or less and payments due from banks for third-party credit card and debit transactions for approximately 3 to 5 days of sales.

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

Inventories

We use the weighted average cost method to determine the cost of merchandise inventories. We identify potentially excess and slow-moving inventories by evaluating inventory agings, turn rates and inventory levels in conjunction with our overall sales trend. Further, inventory realization exposure is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We provide lower of cost or market adjustments for such identified excess and slow-moving inventories. We estimate our expected shrinkage of inventories between physical inventory counts by using average store shrinkage experience rates, which are updated on a regular basis. Substantially all of our inventories consist of finished goods.

Purchasing, merchandising, distribution, and product development costs are generally expensed as incurred, and are included in the accompanying consolidated statements of income as a component of cost of goods sold. Approximately 21% of total purchases in fiscal 2012 and 22% of total purchases in 2011 were made from one supplier.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 10 years or less) or the related lease term plus one anticipated renewal when there is an economic cost associated with non-renewal.

Our property and equipment is depreciated using the following estimated useful lives:

Estimated Useful Lives
Land improvements	15 - 35 years
Building and building improvements	20 - 35 years
Equipment, furniture and fixtures	2 - 20 years
Leasehold improvements	10 years or term of lease, if shorter

Maintenance and repairs of property and equipment are expensed as incurred, and major improvements are capitalized. Upon retirement, sale or other disposition of property and equipment, the cost and accumulated depreciation or amortization are eliminated from the accounts, and any gain or loss is charged to income.

Operating Leases

We lease retail stores and a limited amount of office space, primarily in Boca Raton, Florida, under operating leases. The majority of our lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease, which includes the construction period and one renewal when there is a significant economic cost associated with non-renewal. Landlord incentives, “rent-free” periods, rent escalation clauses, and other rental expenses are amortized on a straight-line basis over the terms of the leases, which includes the construction period, typically 60 – 90 days prior to the store opening date, during which we generally begin improvements in preparation for our intended use.

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

Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually. We are not amortizing these intangible assets, as each has an indefinite useful life. We perform our annual impairment test during the fourth quarter, or more frequently should events or circumstances change that would indicate that an impairment may have occurred.

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

We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test will not be performed. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is performed. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on estimated future cash flows, discounted at a rate that approximates our cost of capital. For 2012, we performed our annual goodwill impairment assessment for our reporting units and concluded that the fair value of our reporting units were not less than their carrying amounts.

In 2012, we early adopted guidance that provides companies the option to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible is less than its carrying amount. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the intangible is less than its carrying amount, we calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept.

Intangible assets subject to amortization consist of the value of Boston Proper customer relationships, which are being amortized on a straight-line basis over a period of 10 years.

Accounting for the Impairment of Long-lived Assets

Long-lived assets are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired. The impairment loss recorded is the amount by which the carrying value of the asset exceeds its fair value. In fiscal 2012, 2011 and 2010, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, recorded impairment charges of approximately $1.1 million, $2.1 million and $1.9 million, respectively.

Income Taxes

Income taxes are accounted for in accordance with authoritative guidance, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, we follow a comprehensive model to recognize, measure, present, and disclose in our consolidated financial statements the estimated aggregate tax liability of uncertain tax positions that we have taken or expect to take on a tax return. This model states that a tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits.

The tax benefit of a qualifying position is the largest amount of tax benefit that has greater than a 50% likelihood of being realized upon the ultimate settlement with a taxing authority having full knowledge of all relevant information.

Fair Value of Financial Instruments

Our consolidated financial instruments consist of cash and cash equivalents, marketable securities and accounts receivable and payable. The carrying values of these assets and liabilities approximate their fair value due to the short-term nature of the instruments.

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

Revenue Recognition

Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under the Passport Club and Black Book loyalty programs and company issued coupons, promotional discounts and associate discounts. For sales from our websites and catalogs, revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment.

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

As part of the normal sales cycle, we receive customer merchandise returns related to store, website and catalog sales. To account for the financial impact of potential customer merchandise returns, we estimate future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history, current sales levels and projected future return levels.

Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from revenue.

Supplier Allowances

From time to time, we receive allowances and/or credits from certain of our suppliers. The aggregate amount of such allowances and credits is immaterial to our consolidated results of operations.

Shipping and Handling Costs

Shipping and handling costs to transport goods between stores or directly to customers, net of amounts paid to us by customers, amounted to $8.3 million, $10.5 million, and $11.2 million in fiscal 2012, 2011 and 2010, respectively, and are included within selling, general and administrative expenses (“SG&A”) in the accompanying consolidated statements of income. Amounts paid by customers to cover shipping and handling costs are immaterial.

Store Pre-opening Costs

Operating costs (including store set-up, rent and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included within SG&A in the accompanying consolidated statements of income.

Advertising Costs

Costs associated with the production of advertising, such as writing, copying, printing, and other costs are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. Catalog expenses consist of the cost to create, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is typically less than nine weeks. For fiscal 2012, 2011 and 2010, advertising expense was approximately $145.6 million, $110.6 million, and $86.8 million, respectively, and is included within SG&A in the accompanying consolidated statements of income.

Stock-Based Compensation

Stock-based compensation for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. The fair value of restricted stock awards and performance-based awards is determined by using the closing price of the Company’s common stock on the date of the grant. Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest and, depending on the level and likelihood of the performance condition to be met. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing model.

Earnings Per Share

In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of earnings per common share pursuant to the “two-class” method. For us, participating securities are comprised of unvested restricted stock awards.

Basic EPS is determined using the two-class method and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period including the participating securities. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and performance-based stock units.

Newly Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance provides companies the option to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform an annual quantitative impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. We adopted this guidance in fiscal 2012 and its adoption did not have an impact on our consolidated results of operations, financial position or cash flows.

In June 2011, the FASB issued new disclosure guidance related to the presentation of the statement of comprehensive income. This guidance provides an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The option to report other comprehensive income and its components in the statement of changes in stockholders’ equity was eliminated. This guidance is effective for periods beginning after December 15, 2011 and must be retroactively applied to all reporting periods presented. We adopted this guidance effective January 29, 2012. Other than the change in presentation, this guidance did not have an impact on our consolidated results of operations, financial position or cash flows.

2. MARKETABLE SECURITIES:

Marketable securities are classified as available-for-sale and as of February 2, 2013 generally consist of corporate bonds, municipal bonds, and U.S. government and agency securities with $150.4 million of securities with maturity dates within one year or less and $122.1 million with maturity dates over one year and less than two years. As of January 28, 2012, marketable securities generally consisted of municipal bonds, corporate bonds, and U.S. government and agency securities.

The following tables summarize our investments in marketable securities at February 2, 2013 and January 28, 2012:

	February 2, 2013
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$272,283	$242	$26	$272,499

	January 28, 2012
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$188,606	$359	$31	$188,934

3. FAIR VALUE MEASUREMENTS:

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

During fiscal 2012, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore during fiscal 2012 and 2011, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$25,366	$25,366	$—	$—
Marketable securities:				—
Municipal securities	92,448	—	92,448	—
U.S. government securities	44,714	44,714	—	—
U.S. government agencies	28,064	—	28,064	—
Corporate bonds	100,255	—	100,255	—
Commercial paper	4,996	—	4,996	—
Certificates of deposit	2,022		2,022
Non Current Assets
Deferred compensation plan	4,629	4,629	—	—

Total	$302,494	$74,709	$227,785	$—

		Fair Value Measurements at Reporting Date Using
	Balance as of January 28, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$3,793	$3,793	$—	$—
Marketable securities:
Municipal securities	61,260	—	61,260	—
U.S. government securities	25,355	25,355	—	—
U.S. government agencies	23,648	—	23,648	—
Corporate bonds	73,107	—	73,107	—
Commercial paper	1,988	—	1,988	—
Certificates of deposit	3,576	—	3,576	—
Non Current Assets
Deferred compensation plan	4,146	4,146	—	—

Total	$196,873	$33,294	$163,579	$—

4. PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Prepaid expenses	$38,960	$30,952
Accounts receivable	8,438	6,164
Income tax receivable	1,719	9,423
Other current assets	12,669	8,565

Total prepaid and other current assets	$61,786	$55,104

5. PROPERTY AND EQUIPMENT, NET:

Property and equipment, net consisted of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Land and land improvements	$45,214	$44,768
Building and building improvements	125,606	98,905
Equipment, furniture and fixtures	561,402	504,567
Leasehold improvements	495,018	450,784

Total property and equipment	1,227,240	1,099,024
Less accumulated depreciation and amortization	(619,120)	(548,794)

Property and equipment, net	$608,120	$550,230

6. OTHER INTANGIBLE ASSETS:

Other intangible assets consisted of the following:

	Fiscal 2012	Fiscal 2011
	(in thousands)
Indefinite-Lived Intangibles:
WH|BM trademark	$34,000	$34,000
Minnesota territorial franchise rights	4,930	4,930
Boston Proper tradename	51,200	51,200

Total indefinite-lived intangibles	$90,130	$90,130

Definite-Lived Intangibles:
Boston Proper customer relationships	$43,580	$43,580
Accumulated amortization expense recorded	(5,956)	(1,598)

Total definite-lived intangibles	37,624	41,982

Total other intangible assets, net	$127,754	$132,112

Intangible assets subject to amortization consist of $37.6 million in Boston Proper customer relationships with amortization expense for fiscal 2012 of approximately $4.4 million. For fiscal years 2013 through 2017, we expect to record annual amortization expense of approximately $4.4 million in each fiscal year

7. OTHER CURRENT LIABILITIES:

Other current liabilities consisted of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Allowance for estimated customer returns, gift cards and store credits outstanding	$54,355	$50,447
Accrued payroll, benefits, bonuses and severance costs	60,646	43,953
Deferred rent and lease credits	23,951	20,939
Other	34,072	22,375

Total other current liabilities	$173,024	$137,714

8. DEFERRED LIABILITIES:

Deferred liabilities consisted of the following:

	February 2, 2013	January 28, 2012
	(in thousands)
Deferred rent	$44,222	$42,622
Deferred lease credits	98,589	93,465
Other deferred liabilities	13,514	10,542

Total deferred liabilities	156,325	146,629
Less current portion	(23,951)	(20,939)

Total long-term deferred liabilities	$132,374	$125,690

Deferred rent represents the difference between operating lease obligations currently due and operating lease expense, which is recorded on a straight-line basis over the terms of our leases.

Deferred lease credits represent construction allowances received from landlords and are amortized as a reduction of rent expense over the appropriate respective terms of the related leases.

9. COMMITMENTS AND CONTINGENCIES:

Leases

We lease retail stores, a limited amount of office space, primarily in Boca Raton, Florida, and various office equipment under operating leases expiring in various years through the fiscal year ending 2024. Certain operating leases provide for renewal options that generally approximate five years at a pre-determined rental value. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of February 2, 2013, are approximately as follows:

FISCAL YEAR ENDING: (in thousands)
February 1, 2014	$164,010
January 31, 2015	158,791
January 30, 2016	146,511
January 28, 2017	126,841
January 27, 2018	93,155
Thereafter	230,463

Total minimum lease payments	$919,771

Certain of the leases provide that we may cancel the lease if our retail sales at that location fall below an established level. A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically exercised many or met these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2012, 2011 and 2010, total rent expense under operating leases was approximately $206.0 million, $184.5 million, and $172.1 million, respectively, including common area maintenance charges of approximately $31.6 million, $27.5 million, and $25.0 million, respectively, other rental charges of approximately $27.5 million, $25.8 million, and $24.5 million, respectively, and contingent rental expense, based on sales, of approximately $12.1 million, $10.6 million, and $8.2 million, respectively.

Credit Facility

On July 27, 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides the Company the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of February 2, 2013, no borrowings are outstanding under the Credit Facility.

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

The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated or the Credit Facility may be terminated. The Company was in compliance with the applicable ratio requirements and other covenants at February 2, 2013.

Other

At February 2, 2013 and January 28, 2012, we had approximately $392.3 million and $351.2 million, respectively, of open purchase orders for inventory, in the normal course of business, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date.

The Company was named as a defendant in a putative class action filed in March 2011 in the Superior Court of the State of California for the County of Los Angeles, Eileen Schlim v. Chico’s FAS, Inc. The Complaint attempts to allege numerous violations of California law related to wages, meal periods, rest periods, and failure to issue timely final pay, among other things. The Company denied the material allegations of the Complaint and believes that its policies and procedures for paying its associates comply with all applicable California laws. On or about March 5, 2013, the Court entered an order denying the plaintiff’s motion to certify this case as a class action. Unless that order is appealed and overturned on appeal, this matter will proceed as a single plaintiff case only. As a result, unless overturned on appeal, this matter will no longer be reported in the Company’s quarterly or annual reports.

Other than as noted above, we are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our consolidated financial condition or results of operations.

10. STOCK COMPENSATION PLANS AND CAPITAL STOCK TRANSACTIONS:

General

In April 2012, the Board approved the Chico’s FAS, Inc. 2012 Omnibus Stock and Incentive Plan (the “Omnibus Plan”), which replaced the Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan and was approved by our shareholders, effective June 21, 2012. As of the effective date, the Omnibus Plan provided for 7.0 million shares of our Common Stock that may be delivered to participants and their beneficiaries in addition to approximately 3.5 million shares of our Common Stock available for future awards under prior plans. Awards under the Omnibus Plan may be in the form of restricted stock, restricted stock units, performance awards, stock options, and stock appreciation rights, in accordance with the terms and conditions of the Omnibus Plan. The terms of each award will be determined by the Compensation and Benefits Committee of the Board of Directors.

We have historically issued restricted stock, including non-vested restricted stock and performance-based restricted stock, performance-based stock units, and stock options. Shares of non-vested restricted stock and performance-based restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon, and are considered to be currently issued and outstanding. Performance-based stock units are not entitled to voting rights or dividends. Generally, stock-based awards vest evenly over three years; stock options generally have a 10-year term. As of February 2, 2013, approximately 3.9 million nonqualified stock options are outstanding under the Omnibus Plan and approximately 11.3 million shares remain available for future grants of stock-based awards.

Stock-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. We estimate the expected forfeiture rate for all stock-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the stock-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. Total compensation expense related to stock-based awards in fiscal 2012, 2011 and 2010 was $26.5 million, $15.2 million and $10.5 million, respectively. The total tax benefit associated with stock-based compensation for fiscal 2012, 2011 and 2010 was $10.1 million, $5.8 million and $4.0 million, respectively.

Restricted Stock Awards

Restricted stock activity for fiscal 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	2,107,951	$11.36
Granted	1,737,317	15.40
Vested	(501,311)	12.83
Canceled	(277,693)	12.75

Unvested, end of period	3,066,264	13.27

Performance-based restricted stock activity for fiscal 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	392,342	$10.53
Granted	—	—
Vested	(357,898)	10.23
Canceled	—	—

Unnvested, end of period	34,444	13.69

Total fair value of shares of restricted stock and performance-based restricted stock that vested during fiscal 2012, 2011 and 2010 was $13.3 million, $5.3 million and $5.6 million, respectively. As of February 2, 2013, there was $23.3 million of unrecognized stock-based compensation expense related to non-vested restricted stock and performance-based restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.2 years and 1.0 years for restricted stock and performance-based restricted stock, respectively. For performance-based restricted stock outstanding all relevant performance conditions have been met.

Performance-based Stock Units

Performance-based stock unit activity for fiscal 2012 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	—	$—
Granted	696,596	15.01
Vested	—	—
Canceled	(39,280)	15.01

Unvested, end of period	657,316	15.01

As of February 2, 2013, there was $4.9 million of unrecognized stock-based compensation expense related to performance-based stock units. That cost is expected to be recognized over a weighted average period of approximately 1.3 years.

Stock Option Awards

We used the Black-Scholes option-pricing model to value our stock options. Using this option-pricing model, the fair value of each stock option award was estimated on the date of grant. The fair value of the stock option awards, which are subject to pro-rata vesting generally over 3 years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumptions were based on the historical volatility of the stock over a term equal to the expected term of the option granted. The expected terms of stock option awards granted were derived from historical exercise experience under the stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting over three years. The risk-free interest rates were based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted. The expected dividend yields were based on the expected annual dividend divided by the market price of our common stock at the time of declaration.

The weighted average assumptions relating to the valuation of our stock options for fiscal 2011 and 2010 were as follows:

	Fiscal 2011	Fiscal 2010

Weighted average fair value of grants	$6.49	$6.65
Expected volatility	66%	66%
Expected term (years)	4.5 years	4.5 years
Risk-free interest rate	1.8%	2.0%
Expected dividend yield	1.5%	1.1%

Stock option activity for fiscal 2012 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	6,303,378	$13.09
Granted	—	—
Exercised	(2,091,056)	7.00
Canceled or expired	(360,492)	18.28

Outstanding, end of period	3,851,830	15.91	5.72	$16,582

Vested and expected to vest at February 2, 2013	3,725,382	16.01	5.64	15,944
Exercisable at February 2, 2013	2,665,289	$17.08	4.73	$11,005

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess, if any, of the closing stock price on the last trading day of fiscal 2012 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 2, 2013. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised during fiscal 2012, 2011 and 2010 (based on the difference between our stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $20.8 million, $5.2 million and $4.9 million, respectively.

As of February 2, 2013, there was $3.0 million of total unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted average period of 1.1 years.

Cash received from option exercises and purchases under the Employee Stock Purchase Plan for fiscal 2012 was an aggregate of $16.5 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $8.1 million for fiscal 2012.

Employee Stock Purchase Plan

We sponsor an employee stock purchase plan (“ESPP”) under which substantially all full-time employees are given the right to purchase shares of our common stock during each of the two specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2012, 2011 and 2010, approximately 132,000, 72,000, and 85,000 shares, respectively, were purchased under the ESPP. We recognize compensation expense based on the 15% discount at purchase.

Share Repurchase Program

During fiscal 2012, we repurchased and retired 6.3 million shares, at a total cost of approximately $107.5 million. On February 28, 2013, we announced that our Board approved a new $300 million share repurchase program of our outstanding common stock, effective March 1, 2013, and cancelled in its entirety the prior $200 million share repurchase program, which had $67.6 million remaining. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

11. RETIREMENT PLANS:

We have a 401(k) defined contribution employee benefit plan (the “Plan”) covering substantially all employees. Employees’ rights to Company-contributed benefits vest fully upon completing five years of service, with incremental vesting starting in service year two. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2012, 2011 and 2010, our costs under the Plan were approximately $3.2 million, $2.8 million, and $2.6 million, respectively.

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

12. INCOME TAXES:

The income tax provision consisted of the following:

	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(in thousands)
Current:
Federal	$95,410	$52,245	$29,809
State	17,001	11,366	1,106
Deferred:
Federal	(2,585)	17,991	28,623
State	(1,626)	1,498	3,862

Total income tax provision	$108,200	$83,100	$63,400

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2012	Fiscal 2011	Fiscal 2010

Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	3.5	3.7	1.8
Other items, net	(1.0)	(1.6)	(1.3)

Total	37.5%	37.1%	35.5%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in thousands)
Current deferred tax assets:
Accrued liabilities and allowances	$12,123	$11,840
Other, net	2,519	2,424

	14,642	14,264

Noncurrent deferred tax assets:
Accrued liabilities and allowances	2,620	2,128
Accrued straight-line rent	17,533	16,784
Stock-based compensation	17,822	13,779
Other, net	3,994	3,329

	41,969	36,020

Total deferred tax assets	56,611	50,284

Current deferred tax liabilities:
Inventories	(1,973)	(5,699)

	(1,973)	(5,699)

Noncurrent deferred tax liabilities:
Property related, net	(40,719)	(33,692)
Other intangible assets	(53,894)	(54,453)

	(94,613)	(88,145)

Total deferred tax liabilities	$(96,586)	$(93,844)

A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2012 and fiscal 2011 is as follows:

	Fiscal 2012	Fiscal 2011
	(in thousands)

Balance at beginning of year	$3,677	$3,628
Additions for tax positions of prior years	506	167
Reductions for tax positions of prior years	—	(81)

Additions for tax positions for the current year	694	442
Reductions for tax positions for the current year	—	—
Settlements with tax authorities	(63)	(306)
Reductions due to lapse of applicable statutes of limitation	(99)	(173)

Balance at end of year	$4,715	$3,677

Included in the February 2, 2013 and January 28, 2012 balances were $3.1 million and $2.4 million, respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.

Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. For fiscal 2012 through 2010, we accrued $0.4 million for interest and penalties. We had approximately $2.4 and $2.1 million for the payment of interest and penalties accrued at February 2, 2013 and January 28, 2012, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.

In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment when the federal return is filed. Our fiscal 2011 year has been examined and a full acceptance letter issued. All issues have been resolved during the post-file review process and we are awaiting a full acceptance letter.

With few exceptions, we are no longer subject to state and local examinations for years before fiscal 2008. Various state examinations are currently underway for fiscal periods spanning from 2003 through 2010; however, we do not expect any significant change to our uncertain tax positions within the next year.

13. NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income:

	February 2, 2013	January 28, 2012	January 29, 2011
	(dollars in thousands)
Numerator
Net income	$180,219	$140,874	$115,394
Net income and dividends declared allocated to unvested restricted stock	(3,309)	(1,834)	(943)

Net income available to common shareholders	$176,910	$139,040	$114,451

Denominator
Weighted average common shares outstanding – basic	162,988,767	169,152,870	176,777,953
Dilutive effect of stock options outstanding	1,130,313	1,097,574	1,255,676

Weighted average common and common equivalent shares outstanding – diluted	164,119,080	170,250,444	178,033,629

Net income per common share:
Basic	$1.09	$0.82	$0.65

Diluted	$1.08	$0.82	$0.64

In fiscal 2012, 2011 and 2010, 1,518,833, 3,823,166 and 3,280,324 potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to stock option awards, because the effect of including these potential shares was antidilutive.

14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	Net Sales	Gross Margin	Net Income	Net Income Per Common Share – Basic	Net Income Per Common and Common Equivalent Share – Diluted
	(dollars in thousands)
Fiscal year ended February 2, 2013:
First quarter	$650,817	$378,596	$53,645	$0.32	$0.32
Second quarter	641,722	362,180	53,395	0.32	0.32
Third quarter	636,665	364,296	41,657	0.25	0.25
Fourth quarter	651,853	346,728	31,522	0.20	0.19

Fiscal year ended January 28, 2012:
First quarter	$537,158	$317,663	$45,918	$0.26	$0.26
Second quarter	551,449	309,327	43,391	0.25	0.25
Third quarter	538,546	301,508	26,467	0.16	0.16
Fourth quarter	569,207	297,872	25,098	0.15	0.15

Each quarter in fiscal 2011 and 2012 contained 13 weeks, except for the fourth quarter of fiscal 2012, which contained 14 weeks.

15. SUBSEQUENT EVENTS:

On February 28, 2013, we announced that our Board of Directors declared a quarterly dividend of $0.055 per share on our common stock. The dividend will be payable on April 1, 2013 to shareholders of record at the close of business on March 18, 2013. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

On February 28, 2013, we announced that our Board approved a new $300 million share repurchase program of our outstanding common stock, effective March 1, 2013, and cancelled in its entirety the prior $200 million share repurchase program, which had $67.6 million remaining. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

The Company was named as a defendant in a putative class action filed in March 2011 in the Superior Court of the State of California for the County of Los Angeles, Eileen Schlim v. Chico’s FAS, Inc. The Complaint attempts to allege numerous violations of California law related to wages, meal periods, rest periods, and failure to issue timely final pay, among other things. The Company denied the material allegations of the Complaint and believes that its policies and procedures for paying its associates comply with all applicable California laws. On or about March 5, 2013, the Court entered an order denying the plaintiff’s motion to certify this case as a class action. Unless that order is appealed and overturned on appeal, this matter will proceed as a single plaintiff case only. As a result, unless overturned on appeal, this matter will no longer be reported in the Company’s quarterly or annual reports.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2013 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our evaluation, management concluded that internal control over financial reporting was effective as of February 2, 2013.

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

The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements included in this annual report, issued an attestation report on the Company’s internal control over financial reporting as of February 2, 2013, which follows.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Chico’s FAS, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chico’s FAS, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 2, 2013 of Chico’s FAS, Inc. and subsidiaries and our report dated March 20, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 20, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers, directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and our audit committee financial expert and Section 16(a) beneficial ownership reporting compliance in our 2013 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in our 2013 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 2013 Annual Meeting proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information concerning our equity compensation plans as of the end of the fiscal year ended February 2, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,851,830	$15.91	11,295,016
Equity compensation plans not approved by security holders	—	—	—
Total	3,851,830	$15.91	11,295,016

(1)	Includes shares authorized for issuance under the Company’s 2012 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in our 2013 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in our 2013 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report.

(1)	The following financial statements are contained in Item 8:

(2)	The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

2.1*	Agreement and Plan of Merger dates as of August 16, 2011 by and among the Company, Harbor DTC, Inc., Boston Proper, Inc. and others (Filed as Exhibit 2.1 to the Company’s Form 10-Q for the period ended July 30, 2011 as filed with the Commission on August 24, 2011). Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish any such omitted exhibit or schedule supplementally to the Commission upon request.

3.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)

3.2*	Composite Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K as filed with the Commission on March 24, 2010)

4.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)

4.2*	Composite Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K as filed with the Commission on March 24, 2010)

4.3*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)

10.1*	Employment letter agreement between the Company and Donna Noce Colaco, with employment commencing on August 6, 2007 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 4, 2007, as filed with the Commission on August 29, 2007)

10.2*	Employment letter agreement between the Company and Kent A. Kleeberger, with employment commencing on November 1, 2007 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on October 23, 2007)

10.3*	Employment letter agreement between the Company and David F. Dyer, dated as of January 7, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on January 8, 2009)

10.4*	Amendment No. 1 to employment letter agreement between the Company and David F. Dyer, dated March 5, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 12, 2009)

10.5*	Employment letter agreement between the Company and Cynthia S. Murray, dated as of January 29, 2009 (Filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)

10.6*	Employment letter agreement between the Company and Laurie Van Brunt, dated as of April 21, 2010 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 1, 2010, as filed with the Commission on May 28, 2010)

10.7*	Employment letter agreement between the Company and Sara K. Stensrud, dated as of July 6, 2010 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010)

10.8*	Employment letter agreement between the Company and Pamela K Knous, with employment commencing on June 23, 2011 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 23, 2011)

10.9*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

10.10*	First Amendment to the 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.11*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.12*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.13*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)

10.14*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.15*	First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)

10.16*	Amended and Restated 2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)

10.17*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.18*	Revised Form of 2002 Omnibus Stock and Incentive Plan Stock Option Agreement for Employees (Filed as Exhibit 10.22 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.19*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.20*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 2010, as filed with the Commission on March 28, 2008)

10.21*	Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.22*	Form of 2002 Omnibus Stock and Incentive Plan Performance-Based Restricted Stock Agreement for Employees (Filed as Exhibit 10.26 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.23*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Commission on March 27, 2010)

10.24*	Form of 2002 Omnibus Stock and Incentive Plan Performance Share Unit Agreement for Employees (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended January 30, 2010, as filed with the Commission on March 24, 2010)

10.25*	Form of 2012 Omnibus Stock and Incentive Plan (Filed as Exhibit 4.4 to the Company’s Form 8-K, as filed with Commission on August 1, 2012)

10.26*	Chico’s FAS, Inc. 2002 Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 30, 2011, as filed with the Commission on August 24, 2011)

10.27*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.28*	First Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 5, 2006)

10.29*	Second Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 13, 2007)

10.30*	Amended and Restated Chico’s FAS, Inc. Cash Bonus Incentive Plan (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010.

10.31*	Chico’s Amended and Restated Executive Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 2010, as filed with the Commission on March 28, 2008)

10.32*	Amendment No. 1 to Chico’s FAS, Inc. Executive Severance Plan (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)

10.33	Amendment No. 2 to Chico’s FAS, Inc. Executive Severance Plan

10.34*	Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10- K for the year ended February 2, 2008, as filed with the Commission on March 28, 2008)

10.35*	Amendment No. 1 to Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)

10.36	Amendment No. 2 to Chico’s FAS, Inc. Vice President Severance Plan

10.37*	Participation Agreement with Kent A. Kleeberger (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on March 6, 2008)

10.38*	Participation Agreement with Pamela K Knous (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 28, 2012, as filed with the Commission on May 22, 2012)

10.39*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)

10.40*	Indemnification Agreements with Betsy S. Atkins, John W. Burden, III, Verna K. Gibson, and Ross E. Roeder (Filed as Exhibits 10.1-10.3 and 10.8 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)

10.41*	Indemnification Agreement with A. Alexander Rhodes (Filed as Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on May 2, 2006)

10.42*	Indemnification Agreements with John J. Mahoney and David F. Dyer (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)

10.43*	Indemnification Agreement with Andrea M. Weiss (Filed as Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.44*	Indemnification Agreement with Stephen E. Watson (Filed as Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.45*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.46*	Chico’s FAS, Inc. 2005 Deferred Compensation Plan effective January 1, 2005 (amended and restated January 1, 2008) (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2008, as filed with the Commission on December 9, 2008)

10.47*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.48*	Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of July 27, 2011 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 29, 2011)

10.49*	Amendment No. 1 to Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of September 14, 2011 (Filed as Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 23, 2011)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO’S FAS, INC.

By:	/s/ David F. Dyer
DAVID F. DYER
President, Chief Executive Officer and Director

Date: March 20, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Dyer	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 20, 2013
David F. Dyer

/s/ Pamela K Knous	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2013
Pamela K Knous

/s/ Ross E. Roeder	Chairman of the Board	March 20, 2013
Ross E. Roeder

/s/ Betsy S. Atkins	Director	March 20, 2013
Betsy S. Atkins

/s/ Verna K. Gibson	Director	March 20, 2013
Verna K. Gibson

/s/ John J. Mahoney	Director	March 20, 2013
John J. Mahoney

/s/ David F. Walker	Director	March 20, 2013
David F. Walker

/s/ Stephen E. Watson	Director	March 20, 2013
Stephen E. Watson

/s/ Andrea M. Weiss	Director	March 20, 2013
Andrea M. Weiss