Form 10-Q
period 2013-05-04
CHICOS FAS INC
filed 2013-05-31
CIK 897429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
May 4, 2013	001-16435

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At May 24, 2013, the registrant had 162,231,851 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012
	Amount	% of Sales	Amount	% of Sales
Net sales:
Chico’s/Soma Intimates	$424,661	63.3%	$425,342	65.3%
White House | Black Market	220,398	32.9%	191,727	29.5%
Boston Proper	25,663	3.8%	33,748	5.2%

Total net sales	670,722	100.0%	650,817	100.0%
Cost of goods sold	283,878	42.3%	272,221	41.8%

Gross margin	386,844	57.7%	378,596	58.2%
Selling, general and administrative expenses	304,899	45.5%	291,676	44.8%
Acquisition and integration costs	914	0.1%	558	0.1%

Income from operations	81,031	12.1%	86,362	13.3%
Interest income, net	191	0.0%	183	0.0%

Income before income taxes	81,222	12.1%	86,545	13.3%
Income tax provision	30,100	4.5%	32,900	5.1%

Net income	$51,122	7.6%	$53,645	8.2%

Per share data:
Net income per common share-basic	$0.31		$0.32

Net income per common and common equivalent share–diluted	$0.31		$0.32

Weighted average common shares outstanding–basic	158,584		163,974

Weighted average common and common equivalent shares outstanding–diluted	159,536		164,876

Dividends declared per share	$0.110		$0.105

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net income	$51,122	$53,645
Other comprehensive loss:
Unrealized losses on marketable securities, net of taxes	(63)	(122)

Comprehensive Income	$51,059	$53,523

The accompanying notes are an integral part of these consolidated statements

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	May 4, 2013	February 2, 2013	April 28, 2012
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$85,616	$56,859	$147,077
Marketable securities, at fair value	202,769	272,499	193,446
Inventories	243,472	206,849	213,676
Prepaid expenses and other current assets	55,280	61,786	50,973

Total Current Assets	587,137	597,993	605,172

Property and Equipment, net	614,423	608,120	564,904

Other Assets:
Goodwill	238,693	238,693	238,693
Other intangible assets, net	126,665	127,754	131,022
Other assets, net	8,206	8,068	6,821

Total Other Assets	373,564	374,515	376,536

	$1,575,124	$1,580,628	$1,546,612

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$152,123	$129,387	$147,925
Other current liabilities	160,004	173,024	164,746

Total Current Liabilities	312,127	302,411	312,671

Noncurrent Liabilities:
Deferred liabilities	137,929	132,374	128,054
Deferred taxes	52,221	52,644	49,528

Total Noncurrent Liabilities	190,150	185,018	177,582

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,621	1,628	1,677
Additional paid-in capital	355,162	348,775	313,756
Retained earnings	715,911	742,580	740,720
Accumulated other comprehensive income	153	216	206

Total Stockholders’ Equity	1,072,847	1,093,199	1,056,359

	$1,575,124	$1,580,628	$1,546,612

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Cash Flows From Operating Activities:
Net income	$51,122	$53,645

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	29,124	26,092
Deferred tax expense (benefit)	4,169	(2,014)
Stock-based compensation expense	7,492	5,318
Excess tax benefit from stock-based compensation	(1,028)	(3,136)
Deferred rent and lease credits	(4,263)	(4,027)
Loss on disposal and impairment of property and equipment	281	1,285
Changes in assets and liabilities, net of effects of acquisition:
Inventories	(36,623)	(19,206)
Prepaid expenses and other assets	1,545	3,284
Accounts payable	13,823	38,726
Accrued and other liabilities	(2,193)	36,845

Net cash provided by operating activities	63,449	136,812

Cash Flows From Investing Activities:
Decrease (increase) in marketable securities	69,666	(4,633)
Purchases of property and equipment, net	(34,599)	(40,942)

Net cash provided by (used in) investing activities	35,067	(45,575)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	3,067	5,815
Excess tax benefit from stock-based compensation	1,028	3,136
Dividends paid	(8,939)	(8,753)
Repurchase of common stock	(64,915)	(3,277)

Net cash used in financing activities	(69,759)	(3,079)

Net increase in cash and cash equivalents	28,757	88,158
Cash and Cash Equivalents, Beginning of period	56,859	58,919

Cash and Cash Equivalents, End of period	$85,616	$147,077

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$85	$86
Cash paid for income taxes, net	$648	$890

The accompanying notes are an integral part of these consolidated statements.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 4, 2013

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 20, 2013. The February 2, 2013 consolidated balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.

As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 4, 2013 are not necessarily indicative of the results that may be expected for the entire year.

Note 2. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued new disclosure guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”). This guidance requires an entity to disclose significant items reclassified out of AOCI to net income and the effect of these reclassifications on the respective line items in net income. This guidance is effective for reporting periods beginning after December 15, 2012. We adopted this guidance effective February 3, 2013 and its adoption did not have an impact on our consolidated results of operations, financial position or cash flows.

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

Note 3. Stock-Based Compensation

For the thirteen weeks ended May 4, 2013 and April 28, 2012, stock-based compensation expense was $7.5 million and $5.3 million, respectively. As of May 4, 2013, approximately 7.7 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 4, 2013

(Unaudited)

Restricted Stock Awards

Restricted stock activity for the thirteen weeks ended May 4, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	3,066,264	$13.27
Granted	2,033,770	16.96
Vested	(645,942)	14.54
Canceled	(34,845)	15.33

Unvested, end of period	4,419,247	14.77

Performance-based restricted stock activity for the thirteen weeks ended May 4, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	34,444	$13.69
Granted	—	—
Vested	(17,222)	13.69
Canceled	—	—

Unvested, end of period	17,222	13.69

Performance-based Restricted Stock Units

For the thirteen weeks ended May 4, 2013, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2013. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.

Performance-based restricted stock unit activity for the thirteen weeks ended May 4, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	657,316	$15.01
Granted	612,670	16.96
Vested	(119,110)	15.01
Canceled	(18,972)	15.28

Unvested, end of period	1,131,904	16.07

Stock Option Awards

For the thirteen weeks ended May 4, 2013 and April 28, 2012, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 4, 2013

(Unaudited)

Stock option activity for the thirteen weeks ended May 4, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,851,830	$15.91
Granted	—	—
Exercised	(173,006)	10.34
Canceled or expired	(43,469)	21.38

Outstanding, end of period	3,635,355	16.11

Exercisable at May 4, 2013	3,020,772	$16.77

Note 4. Earnings Per Share

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

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income:

	May 4, 2013	April 28, 2012
	(dollars in thousands)
Numerator
Net income	$51,122	$53,645
Net income and dividends declared allocated to unvested restricted stock	(1,187)	(933)

Net income available to common shareholders	$49,935	$52,712

Denominator
Weighted average common shares outstanding – basic	158,584,066	163,973,850
Dilutive effect of stock options and PSUs outstanding	951,763	902,397

Weighted average common and common equivalent shares outstanding – diluted	159,535,829	164,876,247

Net income per common share:
Basic	$0.31	$0.32

Diluted	$0.31	$0.32

For the thirteen weeks ended May 4, 2013 and April 28, 2012, stock options and performance-based restricted stock units representing, 1,622,263 and 1,619,363 shares of common stock, respectively, were excluded from the computation of diluted EPS because they were antidilutive.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 4, 2013

(Unaudited)

Note 5. Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of these assets and liabilities approximate their fair value due to the short-term nature of the instruments.

Marketable securities are classified as available-for-sale and as of May 4, 2013 generally consist of corporate bonds, municipal bonds, and U.S. government and agency securities with $115.2 million of securities with maturity dates within one year or less and $87.6 million with maturity dates over one year and less than two years.

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

Level 3	–	Unobservable inputs for the asset or liability

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

During the quarter ended May 4, 2013, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 4, 2013, February 2, 2013 and April 28, 2012, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 4, 2013

(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of May 4, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$11,376	$11,376	$—	$—
Marketable securities:
Municipal securities	79,973	—	79,973	—
U.S. government securities	33,659	33,659	—	—
U.S. government agencies	8,008	—	8,008	—
Corporate bonds	76,131	—	76,131	—
Commercial paper	4,998	—	4,998	—
Non Current Assets
Deferred compensation plan	4,878	4,878	—	—

Total	$219,023	$49,913	$169,110	$—

	Balance as of February 2, 2013
Current Assets
Cash equivalents:
Money market accounts	$25,366	$25,366	$—	$—
Marketable securities:
Municipal securities	92,448	—	92,448	—
U.S. government securities	44,714	44,714	—	—
U.S. government agencies	28,064	—	28,064	—
Corporate bonds	100,255	—	100,255	—
Commercial paper	4,996	—	4,996	—
Certificates of deposit	2,022	—	2,022	—
Non Current Assets
Deferred compensation plan	4,629	4,629	—	—

Total	$302,494	$74,709	$227,785	$—

	Balance as of April 28, 2012
Current Assets
Cash equivalents:
Money market accounts	$29,430	$29,430	$—	$—
Marketable securities:
Municipal securities	52,425	—	52,425	—
U.S. government securities	17,700	17,700	—	—
U.S. government agencies	31,608	—	31,608	—
Corporate bonds	86,171	—	86,171	—
Commercial paper	1,990	—	1,990	—
Certificates of deposit	3,552	—	3,552	—
Non Current Assets
Deferred compensation plan	4,316	4,316	—	—

Total	$227,192	$51,446	$175,746	$—

Chico’s FAS, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

May 4, 2013

(Unaudited)

Note 6. Subsequent Events

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto and our 2012 Annual Report to Stockholders.

Executive Overview

We are a leading women’s omni-channel specialty retailer of private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items operating under the Chico’s, White House | Black Market (“WH|BM”), Soma Intimates and Boston Proper brand names. We earn revenues and generate cash through the sale of merchandise in our retail stores, on our various websites and through our call center, which takes orders for all of our brands.

We utilize an integrated omni-channel approach to managing our business. We want our customers to experience our brands, not a channel within our brands, and view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. This approach allows our customers to browse, purchase, return, or exchange our merchandise through whatever sales channel and at whatever time is most convenient for her. As a result, we track total sales and comparable sales on a combined basis.

Net sales for the first quarter of fiscal 2013 were $670.7 million, an increase of 3.1% compared to $650.8 million last year. The increase reflects 114 net new stores for a square footage increase of 9.0%. Comparable sales for the first quarter were flat following a 9.6% increase in last year’s first quarter, reflecting higher transaction count offset by a decrease in average dollar sale. The Chico’s/Soma Intimates brands’ comparable sales decreased 2.8% following an 8.8% increase in last year’s first quarter and the WH|BM brand’s comparable sales increased 6.4% following an 11.3% increase in last year’s first quarter.

Net income for the first quarter of fiscal 2013 was $51.1 million, a decrease of 4.7% compared to net income of $53.6 million in 2012 and earnings per diluted share for the first quarter of fiscal 2013 were $0.31, a decrease of 3.1% compared to $0.32 per diluted share in last year’s first quarter. Net income for first quarter included $0.6 million of after-tax one-time acquisition and integration costs related to Boston Proper compared to $0.3 million of after-tax one-time acquisition and integration costs related to Boston Proper in last year’s first quarter.

Long-term Financial Objectives

The Company’s goal remains to establish financial targets that are both sustainable and reflect strong growth metrics. The Company believes that by delivering on its long-term financial objectives to increase sales by a low double-digit percentage and diluted earnings per share by a mid-teen percentage over a meaningful period of time, the Company will provide its shareholders with substantial value.

Consistent with these objectives, the Company announced several strategic investments in 2013 to fuel future growth, including enhanced omni-channel capabilities, expansion into Canada, and opening its first Boston Proper stores.

RESULTS OF OPERATIONS

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	Thirteen Weeks Ended
	May 4, 2013		April 28, 2012
	(dollars in thousands)
Chico’s/Soma Intimates	$424,661	63.3%	$425,342	65.3%
WH|BM	220,398	32.9%	191,727	29.5%
Boston Proper	25,663	3.8%	33,748	5.2%

Total net sales	$670,722	100.0%	$650,817	100.0%

Net sales for the quarter increased 3.1% to $670.7 million from $650.8 million in last year’s first quarter, primarily reflecting 114 net new stores for a square footage increase of 9.0%. Comparable sales for the first quarter were flat following a 9.6% increase in last year’s first quarter, reflecting higher transaction count offset by a decrease in average dollar sale. The comparable sales results primarily reflect the impact of an unusually cool spring and the cycling of strong comparable sales last year. The Chico’s/Soma Intimates brands’ comparable sales decreased 2.8% following an 8.8% increase in last year’s first quarter and the WH|BM brand’s comparable sales increased 6.4% following an 11.3% increase in last year’s first quarter. Boston Proper net sales decreased $8.1 million, reflecting the adverse impact of post-acquisition information systems conversions early in the quarter.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(dollars in thousands)
Cost of goods sold	$283,878	$272,221
Gross margin	$386,844	$378,596
Gross margin percentage	57.7%	58.2%

For the first quarter of fiscal 2013, gross margin was $386.8 million compared to $378.6 billion in last year’s first quarter. As a percentage of net sales, gross margin was 57.7% a 50 basis point decrease from fiscal 2012, primarily reflecting higher promotion of seasonal merchandise during an unusually cool spring and investment in our newly implemented distribution automation partially offset by lower incentive compensation.

Selling, General and Administrative Expenses

The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended May 4, 2013 and April 28, 2012:

	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$304,899	$291,676
Percentage of total net sales	45.5%	44.8%

For the first quarter of fiscal 2013, SG&A was $304.9 million compared to $291.7 million in last year’s first quarter. As a percentage of net sales, SG&A was 45.5%, a 70 basis point increase from last year’s first quarter, primarily reflecting higher occupancy and marketing expenses as a percent of net sales partially offset by lower incentive compensation.

Provision for Income Taxes

Our effective tax rate for the current quarter was 37.1% compared to an effective tax rate of 38.0% in last year’s first quarter. The effective rate for the current quarter reflects favorable tax settlements.

Net Income and Earnings Per Diluted Share

Net income for the first quarter was $51.1 million, a decrease of 4.7%, compared to $53.6 million in last year’s first quarter. Earnings per diluted share for the first quarter were $0.31, a decrease of 3.1%, compared to $0.32 per diluted share in last year’s first quarter, reflecting approximately 9.8 million shares repurchased since last year’s first quarter. Net income for the first quarter included $0.6 million of after-tax one-time acquisition and integration costs related to Boston Proper compared to $0.3 million of after-tax one-time acquisition and integration costs related to Boston Proper in last year’s first quarter.

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

Operating Activities

Net cash provided by operating activities for the first quarter of fiscal 2013 was $63.4 million, a decrease of approximately $73.4 million from last year’s first quarter. This decrease primarily reflects the impact of the calendar shift from last fiscal year’s 53rd week and lower accrued incentive compensation.

Investing Activities

Net cash provided by investing activities in the first quarter of fiscal 2013 was $35.1 million compared to $45.6 million used in investing activities in last year’s first quarter. The net change of $80.6 million primarily reflects the use of marketable securities during the quarter to facilitate share repurchase activity partially offset by lower capital expenditures compared to the same period last year.

Financing Activities

Net cash used in financing activities for the first quarter of fiscal 2013 was $69.8 million compared to $3.1 million in last year’s first quarter. The increase is primarily attributable to higher share repurchase activity compared to last year.

Credit Facility

In fiscal 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of May 4, 2013, no borrowings are outstanding under the Credit Facility.

New Store Openings

During the first quarter of fiscal 2013, we had 40 net openings, consisting of 8 Chico’s, 14 WH|BM, 16 Soma and 2 Boston Proper stores. Currently, we expect our new stores in fiscal 2013 to increase approximately 8%, reflecting net openings of approximately 24 Chico’s, 52 WH|BM, 37 Soma stores and 4 Boston Proper stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.

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

These statements, including those in this Form 10-Q and those in press releases or made orally, relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “expects,” “believes,” “anticipates,” “plans,” “estimates,” “approximately,” “our planning assumptions,” “future outlook,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 20, 2013 and the following:

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

Litigation

In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters including the matters described in Item 1 of Part II of this quarterly report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 4, 2013, cannot be ascertained. Although these matters could affect the consolidated operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of May 4, 2013 has not significantly changed since April 28, 2012. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of May 4, 2013, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal bonds, corporate bonds, and U.S. government and agency securities. The portfolio as of May 4, 2013, consisted of $115.2 million of securities with maturity dates within one year or less and $87.6 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of May 4, 2013, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.6 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.5 million.

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

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2012 Annual Report on Form 10-K filed with the SEC on March 20, 2013 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2012 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
February 3, 2013 - March 2, 2013	1,015,911	$16.96	718,300	$287,764,981
March 3, 2013 - April 6, 2013	2,716,273	$17.57	2,716,273	$240,028,728
April 7, 2013 - May 4, 2013	—	$—	—	$240,028,728

Total	3,732,184	$17.41	3,434,573	$240,028,728

(a)	Includes 297,611 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b)	In February 2013, we announced a $300 million share repurchase program. There was approximately $240 million remaining under the program as of the end of the first quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 6.	EXHIBITS

(a) The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	May 31, 2013	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 31, 2013	By:	/s/ Pamela K Knous
Pamela K Knous
Executive Vice President-
Chief Financial Officer
(Principal Financial and Accounting Officer)