Form 10-Q
period 2013-08-03
CHICOS FAS INC
filed 2013-08-30
CIK 897429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
August 3, 2013	001-16435

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At August 23, 2013, the registrant had 160,816,748 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUSBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks Ended August 3, 2013 (Unaudited) and July 28, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Twenty-Six and Thirteen Weeks Ended August 3, 2013 (Unaudited) and July 28, 2012 (Unaudited)	4

	Condensed Consolidated Balance Sheets –August 3, 2013 (Unaudited), February 2, 2013 and July 28, 2012 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2013 (Unaudited) and July 28, 2012 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	21

PART II – Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 6.	Exhibits	23

Signatures		24

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales:
Chico’s/Soma Intimates	$839,395	63.6%	$839,960	65.0%	$414,734	63.8%	$414,618	64.6%
White House | Black Market	425,488	32.2%	386,225	29.9%	205,090	31.6%	194,498	30.3%
Boston Proper	55,342	4.2%	66,354	5.1%	29,679	4.6%	32,606	5.1%

Total net sales	1,320,225	100.0%	1,292,539	100.0%	649,503	100.0%	641,722	100.0%
Cost of goods sold	577,239	43.7%	551,763	42.7%	293,361	45.2%	279,542	43.6%

Gross margin	742,986	56.3%	740,776	57.3%	356,142	54.8%	362,180	56.4%
Selling, general and administrative expenses	591,161	44.7%	567,797	43.9%	286,262	44.0%	276,121	43.0%
Acquisition and integration costs	914	0.1%	841	0.1%	—	0.0%	283	0.0%

Income from operations	150,911	11.5%	172,138	13.3%	69,880	10.8%	85,776	13.4%
Interest income, net	299	0.0%	402	0.0%	108	0.0%	219	0.0%

Income before income taxes	151,210	11.5%	172,540	13.3%	69,988	10.8%	85,995	13.4%
Income tax provision	56,500	4.3%	65,500	5.0%	26,400	4.1%	32,600	5.1%

Net income	$94,710	7.2%	$107,040	8.3%	$43,588	6.7%	$53,395	8.3%

Per share data:

Net income per common share-basic	$0.58		$0.64		$0.27		$0.32

Net income per common and common equivalent share–diluted	$0.58		$0.64		$0.27		$0.32

Weighted average common shares outstanding–basic	157,379		163,898		156,589		163,822

Weighted average common and common equivalent shares outstanding–diluted	158,322		164,834		157,573		164,732

Dividends declared per share	$0.165		$0.1575		$0.055		$0.0525

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net income	$94,710	$107,040	$43,588	$53,395
Other comprehensive loss:
Unrealized (losses) gains on marketable securities, net of taxes	(151)	(21)	(88)	101

Comprehensive Income	$94,559	$107,019	$43,500	$53,496

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	August 3, 2013	February 2, 2013	July 28, 2012
	(Unaudited)		(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$93,417	$56,859	$109,466
Marketable securities, at fair value	208,434	272,499	248,480
Inventories	211,148	206,849	191,694
Prepaid expenses and other current assets	57,492	61,786	52,642

Total Current Assets	570,491	597,993	602,282

Property and Equipment, net	622,708	608,120	576,788

Other Assets:
Goodwill	238,693	238,693	238,693
Other intangible assets, net	125,988	127,754	129,933
Other assets, net	8,212	8,068	6,628

Total Other Assets	372,893	374,515	375,254

	$1,566,092	$1,580,628	$1,554,324

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$139,727	$129,387	$139,800
Other current liabilities	140,197	173,024	151,936

Total Current Liabilities	279,924	302,411	291,736

Noncurrent Liabilities:
Deferred liabilities	141,708	132,374	129,782
Deferred taxes	51,018	52,644	50,840

Total Noncurrent Liabilities	192,726	185,018	180,622

Stockholders’ Equity:

Preferred stock	—	—	—
Common stock	1,609	1,628	1,660
Additional paid-in capital	366,032	348,775	320,161
Retained earnings	725,736	742,580	759,838
Accumulated other comprehensive income	65	216	307

Total Stockholders’ Equity	1,093,442	1,093,199	1,081,966

	$1,566,092	$1,580,628	$1,554,324

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
Cash Flows From Operating Activities:
Net income	$94,710	$107,040

Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	58,628	52,655
Deferred tax expense (benefit)	3,556	(4,490)
Stock-based compensation expense	14,304	11,005
Excess tax benefit from stock-based compensation	(1,437)	(3,367)
Deferred rent and lease credits	(8,602)	(8,082)
Loss on disposal and impairment of property and equipment	753	1,759
Changes in assets and liabilities, net of effects of acquisition:
Inventories	(4,299)	2,775
Prepaid expenses and other assets	(2,148)	5,519
Accounts payable	1,483	30,689
Accrued and other liabilities	(13,491)	30,032

Net cash provided by operating activities	143,457	225,535

Cash Flows From Investing Activities:
Decrease (increase) in marketable securities	63,914	(59,568)
Purchases of property and equipment, net	(71,745)	(78,755)
Purchases of intangibles	(420)	—

Net cash used in investing activities	(8,251)	(138,323)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	7,900	6,524
Excess tax benefit from stock-based compensation	1,437	3,367
Dividends paid	(17,777)	(17,530)
Repurchase of common stock	(90,208)	(29,026)

Net cash used in financing activities	(98,648)	(36,665)

Net increase in cash and cash equivalents	36,558	50,547
Cash and Cash Equivalents, Beginning of period	56,859	58,919

Cash and Cash Equivalents, End of period	$93,417	$109,466

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$182	$175
Cash paid for income taxes, net	$43,167	$46,457

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 3, 2013

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 20, 2013. The February 2, 2013 consolidated balance sheet amounts were derived from audited financial statements included in the Company’s Annual Report.

As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks and twenty-six weeks ended August 3, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

Note 3. Stock-Based Compensation

For the twenty-six weeks ended August 3, 2013 and July 28, 2012, stock-based compensation expense was $14.3 million and $11.0 million, respectively. As of August 3, 2013, approximately 8.0 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 3, 2013

(Unaudited)

Restricted Stock Awards

Restricted stock activity for the twenty-six weeks ended August 3, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	3,066,264	$13.27
Granted	2,124,600	16.97
Vested	(749,569)	14.49
Canceled	(180,808)	13.93

Unvested, end of period	4,260,487	14.87

Performance-based restricted stock activity for the twenty-six weeks ended August 3, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	34,444	$13.69
Granted	—	—
Vested	(17,222)	13.69
Canceled	—	—

Unvested, end of period	17,222	13.69

Performance-based Restricted Stock Units

For the twenty-six weeks ended August 3, 2013, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2013. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.

Performance-based restricted stock unit activity for the twenty-six weeks ended August 3, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	657,316	$15.01
Granted	612,670	16.96
Vested	(124,449)	15.01
Canceled	(46,435)	15.74

Unvested, end of period	1,099,102	16.06

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 3, 2013

(Unaudited)

Stock Option Awards

For the twenty-six weeks ended August 3, 2013 and July 28, 2012, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options.

Stock option activity for the twenty-six weeks ended August 3, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,851,830	$15.91
Granted	—	—
Exercised	(498,101)	13.23
Canceled or expired	(194,644)	24.13

Outstanding, end of period	3,159,085	15.82

Exercisable at August 3, 2013	2,629,670	$16.43

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

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 3, 2013

(Unaudited)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of income:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(dollars in thousands)
Numerator
Net income	$94,710	$107,040	$43,588	$53,395
Net income and dividends declared allocated to unvested restricted stock	(2,612)	(1,941)	(1,284)	(1,006)

Net income available to common shareholders	$92,098	$105,099	$42,304	$52,389

Denominator
Weighted average common shares outstanding – basic	157,378,652	163,897,542	156,589,110	163,822,041
Dilutive effect of stock options and PSUs outstanding	943,068	935,972	983,505	910,234

Weighted average common and common equivalent shares outstanding – diluted	158,321,720	164,833,514	157,572,615	164,732,275

Net income per common share:
Basic	$0.58	$0.64	$0.27	$0.32

Diluted	$0.58	$0.64	$0.27	$0.32

For the twenty-six weeks ended August 3, 2013 and July 28, 2012, stock options and performance-based restricted stock units representing, 1,095,934 and 2,829,889 shares of common stock, respectively, were excluded from the computation of diluted EPS because they were antidilutive.

For the thirteen weeks ended August 3, 2013 and July 28, 2012, stock options and performance-based restricted stock units representing 1,014,433 and 2,698,666 shares of common stock, respectively were excluded from the computation of diluted EPS because they were antidilutive.

Note 5. Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of these assets and liabilities approximate their fair value due to the short-term nature of the instruments.

Marketable securities are classified as available-for-sale and as of August 3, 2013 generally consist of corporate bonds, municipal bonds, and U.S. government and agency securities with $134.9 million of securities with maturity dates within one year or less and $73.5 million with maturity dates over one year and less than two years.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 3, 2013

(Unaudited)

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

During the quarter ended August 3, 2013, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of August 3, 2013, February 2, 2013 and July 28, 2012, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 3, 2013

(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of August 3, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$5,829	$5,829	$—	$—
Marketable securities:				—
Municipal securities	91,903	—	91,903	—
U.S. government securities	35,026	35,026	—	—
U.S. government agencies	5,008	—	5,008	—
Corporate bonds	76,497	—	76,497	—
Commercial paper	—	—	—	—
Certificates of deposit	—	—	—	—
Non Current Assets
Deferred compensation plan	5,092	5,092	—	—

Total	$219,355	$45,947	$173,408	$—

	Balance as of February 2, 2013
Current Assets
Cash equivalents:
Money market accounts	$25,366	$25,366	$—	$—
Marketable securities:				—
Municipal securities	92,448	—	92,448	—
U.S. government securities	44,714	44,714	—	—
U.S. government agencies	28,064	—	28,064	—
Corporate bonds	100,255	—	100,255	—
Commercial paper	4,996	—	4,996	—
Certificates of deposit	2,022	—	2,022	—
Non Current Assets
Deferred compensation plan	4,629	4,629	—	—

Total	$302,494	$74,709	$227,785	$—

	Balance as of July 28, 2012
Current Assets
Cash equivalents:
Money market accounts	$18,808	$18,808	$—	$—
Marketable securities:
Municipal securities	87,741	—	87,741	—
U.S. government securities	28,569	28,569	—	—
U.S. government agencies	26,596	—	26,596	—
Corporate bonds	101,580	—	101,580	—
Commercial paper	3,994	—	3,994	—
Certificates of deposit	—	—	—	—
Non Current Assets
Deferred compensation plan	4,175	4,175	—	—

Total	$271,463	$51,552	$219,911	$—

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

August 3, 2013

(Unaudited)

Note 6. Subsequent Events

The Company is not aware of any material subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and our 2012 Annual Report to Stockholders.

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

Net sales for the second quarter of fiscal 2013 were $649.5 million, an increase of 1.2% compared to $641.7 million last year. The increase reflects 112 net new stores for a square footage increase of 8.8% since last year’s second quarter. Comparable sales for the second quarter decreased 2.6% following a 5.6% increase in last year’s second quarter, reflecting lower transaction count and average dollar sale. The Chico’s/Soma Intimates brands’ comparable sales decreased 3.1% following a 7.2% increase in last year’s second quarter and the WH|BM brand’s comparable sales decreased 1.5% following a 2.3% increase in last year’s second quarter.

Net income for the second quarter of fiscal 2013 was $43.6 million, a decrease of 18.4% compared to net income of $53.4 million in 2012 and earnings per diluted share for the second quarter of fiscal 2013 were $0.27, a decrease of 15.6%, compared to $0.32 per diluted share in last year’s second quarter, reflecting approximately 9.4 million shares repurchased since last year’s second quarter.

Net sales for the year-to-date period were $1.320 billion, an increase of 2.1% compared to $1.293 billion in last year’s year-to-date period. Net income for the year-to-date period was $94.7 million, a decrease of 11.5%, compared to $107.0 million in last year’s year-to-date period and earnings per diluted share for the year-to-date period were $0.58, a decrease of 9.4%, compared to $0.64 per diluted share in last year’s year-to-date period, reflecting approximately 9.4 million shares repurchased since the end of the second quarter last year.

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

RESULTS OF OPERATIONS

Thirteen Weeks Ended August 3, 2013 Compared to the Thirteen Weeks Ended July 28, 2012

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended August 3, 2013 and July 28, 2012:

	Thirteen Weeks Ended
	August 3, 2013		July 28, 2012
	(dollars in thousands)
Chico’s/Soma Intimates	$414,734	63.8%	$414,618	64.6%
WH|BM	205,090	31.6%	194,498	30.3%
Boston Proper	29,679	4.6%	32,606	5.1%

Total net sales	$649,503	100.0%	$641,722	100.0%

Net sales for the quarter increased 1.2% to $649.5 million from $641.7 million in last year’s second quarter, primarily reflecting 112 net new stores for a square footage increase of 8.8%. Comparable sales for the second quarter decreased 2.6% following a 5.6% increase in last year’s second quarter, reflecting lower transaction count and average dollar sale, primarily as a result of the impact of lower traffic and the cycling of strong comparable sales last year. The Chico’s/Soma Intimates brands’ comparable sales decreased 3.1% following a 7.2% increase in last year’s second quarter and the WH|BM brand’s comparable sales decreased 1.5% following a 2.3% increase in last year’s second quarter.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended August 3, 2013 and July 28, 2012:

	Thirteen Weeks Ended
	August 3, 2013	July 28, 2012
	(dollars in thousands)
Cost of goods sold	$293,361	$279,542
Gross margin	$356,142	$362,180
Gross margin percentage	54.8%	56.4%

For the second quarter of fiscal 2013, gross margin was $356.1 million compared to $362.2 million in last year’s second quarter. Gross margin was 54.8% of net sales, a 160 basis point decrease from last year’s second quarter, primarily reflecting increased promotional activity in response to lower traffic, and investment in new distribution automation, partially offset by lower incentive compensation as a percent of net sales.

Selling, General and Administrative Expenses

The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended August 3, 2013 and July 28, 2012:

	Thirteen Weeks Ended
	August 3, 2013	July 28, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$286,262	$276,121
Percentage of total net sales	44.0%	43.0%

For the second quarter of 2013, SG&A was $286.3 million compared to $276.1 million in last year’s second quarter. SG&A was 44.0% of net sales, a 100 basis point increase from last year’s second quarter, primarily reflecting deleverage of occupancy and marketing expenses and the impact of investment spending on strategic initiatives, partially offset by lower incentive compensation as a percent of net sales.

Net Income and Earnings Per Diluted Share

Net income for the second quarter was $43.6 million, a decrease of 18.4%, compared to $53.4 million in last year’s second quarter. Earnings per diluted share for the second quarter were $0.27, a decrease of 15.6%, compared to $0.32 per diluted share in last year’s second quarter, reflecting approximately 9.4 million shares repurchased since last year’s second quarter.

Twenty-Six Weeks Ended August 3, 2013 Compared to the Twenty-Six Weeks Ended July 28, 2012

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the twenty-six weeks ended August 3, 2013 and July 28, 2012:

	Twenty-Six Weeks Ended
	August 3, 2013		July 28, 2012
	(dollars in thousands)
Chico’s/Soma Intimates	$839,395	63.6%	$839,960	65.0%
WH|BM	425,488	32.2%	386,225	29.9%
Boston Proper	55,342	4.2%	66,354	5.1%

Total net sales	$1,320,225	100.0%	$1,292,539	100.0%

Net sales for the year-to-date period increased 2.1% to $1.320 billion from $1.293 billion in last year’s year-to-date period, primarily reflecting 112 net new stores for a square footage increase of 8.8%. Comparable sales for the year-to-date period decreased 1.3% following a 7.6% increase in last year’s year-to-date period, reflecting lower average dollar sale partially offset by higher transaction count primarily as a result of the cycling of strong comparable sales last year. The Chico’s/Soma Intimates brands’ comparable sales decreased 3.0% following an 8.1% increase in last year’s year-to-date period and the WH|BM brand’s comparable sales increased 2.4% on top of a 6.7% increase in last year’s year-to-date period. Boston Proper net sales decreased $11.0 million, primarily reflecting the adverse impact of post-acquisition information systems conversions in the first quarter this year.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the twenty-six weeks ended August 3, 2013 and July 28, 2012:

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
	(dollars in thousands)
Cost of goods sold	$577,239	$551,763
Gross margin	$742,986	$740,776
Gross margin percentage	56.3%	57.3%

Gross margin for the year-to-date period was $743.0 million compared to $740.8 million in last year’s year-to-date period. Gross margin was 56.3% of net sales, a 100 basis point decrease from fiscal 2012, primarily reflecting increased promotional activity in response to lower traffic, and investment in new distribution automation, partially offset by lower incentive compensation as a percent of net sales.

Selling, General and Administrative Expenses

The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the twenty-six weeks ended August 3, 2013 and July 28, 2012:

	Twenty-Six Weeks Ended
	August 3, 2013	July 28, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$591,161	$567,797
Percentage of total net sales	44.7%	43.9%

SG&A for the year-to-date period was $591.2 million compared to $567.8 million in last year’s year-to-date period. SG&A was 44.7% of net sales, an 80 basis point increase from last year’s year-to-date period, primarily reflecting deleverage of occupancy and marketing expenses and the impact of investment spending on strategic initiatives, partially offset by lower incentive compensation as a percent of net sales.

Provision for Income Taxes

Our effective tax rate for the year-to-date period was 37.4% compared to an effective tax rate of 38.0% for the same period last year. The effective rate for the current year reflects favorable tax settlements.

Net Income and Earnings Per Diluted Share

Net income for the year-to-date period was $94.7 million, a decrease of 11.5%, compared to $107.0 million in last year’s year-to-date period. Earnings per diluted share for the year-to-date period were $0.58, a decrease of 9.4%, compared to $0.64 per diluted share in last year’s year-to-date period, reflecting approximately 9.4 million shares repurchased since the end of the second quarter last year.

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

Operating Activities

Net cash provided by operating activities for the year-to-date period of fiscal 2013 was $143.5 million, a decrease of approximately $82.1 million from last year’s year-to-date period. This decrease primarily reflects lower net income in fiscal 2013, lower accrued incentive compensation, the impact of the calendar shift from last fiscal year’s 53rd week and improvements in working capital in fiscal 2012.

Investing Activities

Net cash used in investing activities for the year-to-date period of fiscal 2013 was $8.3 million compared to $138.3 million in the same period last year. Investing activities in fiscal 2013 primarily reflects net purchases of property and equipment totaling $71.7 million offset by a $63.9 million decrease in marketable securities to facilitate share repurchase activities, compared to net purchases of property and equipment totaling $78.8 million and marketable securities of $59.6 million in the same period last year.

Financing Activities

Net cash used in financing activities for the year-to-date period of fiscal 2013 was $98.6 million compared to $36.7 million in last year’s year-to-date period. The increase is primarily attributable to higher share repurchase activity compared to the same period last year.

Credit Facility

In fiscal 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of August 3, 2013, no borrowings are outstanding under the Credit Facility.

New Store Openings

During the year-to-date period of fiscal 2013, we had 70 net openings, consisting of 17 Chico’s, 25 WH|BM, 26 Soma and 2 Boston Proper stores. Currently, we expect our net new stores in fiscal 2013 to increase approximately 8%, reflecting net openings of approximately 20 Chico’s, 55 WH|BM, 40 Soma stores and 4 Boston Proper stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

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

Litigation

In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters including the matters described in Item 1 of Part II of this quarterly report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at August 3, 2013, cannot be ascertained. Although these matters could affect the consolidated operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of August 3, 2013 has not significantly changed since February 2, 2013. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of August 3, 2013, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal bonds, corporate bonds, and U.S. government and agency securities. The portfolio as of August 3, 2013, consisted of $134.9 million of securities with maturity dates within one year or less and $73.5 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of August 3, 2013, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.7 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.6 million.

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

The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
May 4, 2013 - June 1, 2013	66,324	$18.31	52,700	$239,081,718
June 2, 2013 - July 6, 2013	1,394,616	$17.25	1,394,616	$215,029,830
July 7, 2013 - August 3, 2013	—	$—	—	$215,029,830

Total	1,460,940	$17.29	1,447,316	$215,029,830

(a)	Includes 13,624 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b)	In February 2013, we announced a $300 million share repurchase plan. There was approximately $215 million remaining under the program as of the end of the second quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	August 30, 2013	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 30, 2013	By:	/s/ Pamela K Knous
Pamela K Knous
Executive Vice President-Chief Financial Officer
(Principal Financial and Accounting Officer)