Form 10-Q
period 2013-11-02
CHICOS FAS INC
filed 2013-11-27
CIK 897429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
November 2, 2013	001-16435

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At November 22, 2013, the registrant had 158,792,831 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the Thirty-Nine and Thirteen Weeks Ended November 2, 2013 (Unaudited) and October 27, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirty-Nine and Thirteen Weeks Ended November 2, 2013 (Unaudited) and October 27, 2012 (Unaudited)	4

	Condensed Consolidated Balance Sheets – November 2, 2013 (Unaudited), February 2, 2013 and October 27, 2012 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2013 (Unaudited ) and October 27, 2012 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II – Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	26

Signatures		27

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales:
Chico’s/Soma Intimates	$1,255,214	63.5%	$1,251,632	64.9%	$415,819	63.4%	$411,671	64.6%
White House | Black Market	643,688	32.6%	583,473	30.2%	218,200	33.3%	197,248	31.0%
Boston Proper	76,902	3.9%	94,099	4.9%	21,560	3.3%	27,746	4.4%

Total net sales	1,975,804	100.0%	1,929,204	100.0%	655,579	100.0%	636,665	100.0%
Cost of goods sold	868,808	44.0%	824,132	42.7%	291,569	44.5%	272,369	42.8%

Gross margin	1,106,996	56.0%	1,105,072	57.3%	364,010	55.5%	364,296	57.2%
Selling, general and administrative expenses	899,689	45.5%	864,987	44.8%	308,528	47.1%	297,190	46.7%
Goodwill and trade name impairment charges	72,466	3.7%	—	0.0%	72,466	11.0%	—	0.0%
Acquisition and integration costs	914	0.0%	1,321	0.1%	—	0.0%	480	0.0%

Income (loss) from operations	133,927	6.8%	238,764	12.4%	(16,984)	(2.6%)	66,626	10.5%
Interest income, net	404	0.0%	633	0.0%	105	0.0%	231	0.0%

Income (loss) before income taxes	134,331	6.8%	239,397	12.4%	(16,879)	(2.6%)	66,857	10.5%
Income tax provision	68,100	3.4%	90,700	4.7%	11,600	1.7%	25,200	4.0%

Net income (loss)	$66,231	3.4%	$148,697	7.7%	$(28,479)	(4.3%)	$41,657	6.5%

Per share data:

Net income (loss) per common share-basic	$0.41		$0.89		$(0.18)		$0.25

Net income (loss) per common and common equivalent share–diluted	$0.41		$0.89		$(0.18)		$0.25

Weighted average common shares outstanding–basic	156,662		163,683		155,228		163,253

Weighted average common and common equivalent shares outstanding–diluted	157,604		164,754		155,228		164,411

Dividends declared per share	$0.165		$0.1575		$—		$—

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012

Net income (loss)	$66,231	$148,697	$(28,479)	$41,657

Other comprehensive income (loss):

Unrealized gains (losses) on marketable securities, net of taxes	(81)	(122)	70	(101)

Foreign currency translation adjustment, net of taxes	10	—	10	—

Comprehensive income (loss)	$66,160	$148,575	$(28,399)	$41,556

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	November 2, 2013	February 2, 2013	October 27, 2012
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$52,524	$56,859	$79,102
Marketable securities, at fair value	197,235	272,499	292,393
Inventories	267,430	206,849	234,199
Prepaid expenses and other current assets	55,835	61,786	57,436

Total Current Assets	573,024	597,993	663,130

Property and Equipment, net	635,284	608,120	591,346

Other Assets:
Goodwill	171,427	238,693	238,693
Other intangible assets, net	119,269	127,754	128,844
Other assets, net	9,252	8,068	6,787

Total Other Assets	299,948	374,515	374,324

	$1,508,256	$1,580,628	$1,628,800

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$152,698	$129,387	$137,600
Other current liabilities	121,796	173,024	178,685

Total Current Liabilities	274,494	302,411	316,285

Noncurrent Liabilities:
Deferred liabilities	143,991	132,374	132,574
Deferred taxes	53,338	52,644	49,626

Total Noncurrent Liabilities	197,329	185,018	182,200

Stockholders’ Equity:

Preferred stock	—	—	—
Common stock	1,588	1,628	1,663
Additional paid-in capital	372,325	348,775	338,703
Retained earnings	662,375	742,580	789,743
Accumulated other comprehensive income	145	216	206

Total Stockholders’ Equity	1,036,433	1,093,199	1,130,315

	$1,508,256	$1,580,628	$1,628,800

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
Cash Flows From Operating Activities:
Net income (loss)	$66,231	$148,697

Adjustments to reconcile net income to net cash provided by operating activities —
Goodwill and trade name impairment charges	72,466	—
Depreciation and amortization	88,123	80,085
Deferred tax expense (benefit)	6,024	(7,809)
Stock-based compensation expense	19,542	18,931
Excess tax benefit from stock-based compensation	(1,281)	(6,757)
Deferred rent and lease credits	(13,299)	(12,130)
Loss on disposal and impairment of property and equipment	1,432	2,045
Changes in assets and liabilities:
Inventories	(60,581)	(39,730)
Prepaid expenses and other assets	(1,775)	2,419
Accounts payable	23,311	37,205
Accrued and other liabilities	(25,087)	66,993

Net cash provided by operating activities	175,106	289,949

Cash Flows From Investing Activities:
Decrease (increase) in marketable securities	75,183	(103,582)
Purchases of property and equipment, net	(113,376)	(119,922)

Net cash used in investing activities	(38,193)	(223,504)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	10,176	14,277
Excess tax benefit from stock-based compensation	1,281	6,757
Dividends paid	(26,536)	(26,266)
Repurchase of common stock	(126,179)	(41,030)

Net cash used in financing activities	(141,258)	(46,262)

Effects of exchange rate changes on cash and cash equivalents	10	—

Net (decrease) increase in cash and cash equivalents	(4,335)	20,183
Cash and Cash Equivalents, Beginning of period	56,859	58,919

Cash and Cash Equivalents, End of period	$52,524	$79,102

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$269	$267
Cash paid for income taxes, net	$62,162	$68,080

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 2, 2013

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

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks and thirty-nine weeks ended November 2, 2013 are not necessarily indicative of the results that may be expected for the entire year.

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

Note 3. Stock-Based Compensation

For the thirty-nine weeks ended November 2, 2013 and October 27, 2012, stock-based compensation expense was $19.5 million and $18.9 million, respectively. As of November 2, 2013, approximately 8.4 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 2, 2013

(Unaudited)

Restricted Stock Awards

Restricted stock activity for the thirty-nine weeks ended November 2, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,066,264	$13.27
Granted	2,182,270	16.95
Vested	(931,533)	13.72
Canceled	(300,021)	14.68

Unvested, end of period	4,016,980	15.06

Performance-based restricted stock activity for the thirty-nine weeks ended November 2, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	34,444	$13.69
Granted	—	—
Vested	(17,222)	13.69
Canceled	—	—

Unvested, end of period	17,222	13.69

Performance-based Restricted Stock Units

For the thirty-nine weeks ended November 2, 2013, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2013. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.

Performance-based restricted stock unit activity for the thirty-nine weeks ended November 2, 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	657,316	$15.01
Granted	612,670	16.96
Vested	(124,449)	15.01
Canceled	(64,224)	15.87

Unvested, end of period	1,081,313	16.06

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 2, 2013

(Unaudited)

Stock Option Awards

For the thirty-nine weeks ended November 2, 2013 and October 27, 2012, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options.

Stock option activity for the thirty-nine weeks ended November 2, 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	3,851,830	$15.91
Granted	—	—
Exercised	(588,433)	12.89
Canceled or expired	(415,736)	24.05

Outstanding, end of period	2,847,661	15.35

Exercisable at November 2, 2013	2,396,921	$15.77

Note 4. Impairment Charges

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

In the third quarter of 2013, due to recent sales declines in the Boston Proper catalog business due to the increasingly competitive direct-to-consumer environment and the impact of integration efforts and new initiatives, we determined that certain Boston Proper intangibles were impaired and recorded a goodwill impairment charge of $67.3 million, reducing the carrying value of Boston Proper goodwill to $74.6 million and an impairment charge related to the Boston Proper trade name of $5.2 million pre-tax, reducing the carrying value of the Boston Proper trade name to $46.0 million. The fiscal 2013 impact of the impairment charges is expected to be approximately $71.4 million, or $0.44 per diluted share, comprised of $0.40 per diluted share in the third quarter and an additional $0.04 per diluted share in the fourth quarter due to the timing of the tax treatment.

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

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 2, 2013

(Unaudited)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of income (loss):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(dollars in thousands)

Numerator

Net income (loss)	$66,231	$148,697	$(28,479)	$41,657

Net income and dividends declared allocated to unvested restricted stock	(1,785)	(2,730)	—	(789)

Net income (loss) available to common shareholders	$64,446	$145,967	$(28,479)	$40,868

Denominator

Weighted average common shares outstanding – basic	156,661,641	163,682,768	155,227,618	163,253,220

Dilutive effect of stock options and PSUs outstanding	941,988	1,070,757	—	1,157,510

Weighted average common and common equivalent shares outstanding – diluted	157,603,629	164,753,525	155,227,618	164,410,730

Net income (loss) per common share:

Basic	$0.41	$0.89	$(0.18)	$0.25

Diluted	$0.41	$0.89	$(0.18)	$0.25

For the thirty-nine weeks ended November 2, 2013 and October 27, 2012, stock options representing 986,167 and 1,558,539 shares of common stock, respectively, were excluded from the computation of diluted EPS because they were antidilutive.

For the thirteen weeks ended November 2, 2013 and October 27, 2012, stock options representing 754,287 and 1,228,052 shares of common stock, respectively, were excluded from the computation of diluted EPS because they were antidilutive.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 2, 2013

(Unaudited)

Note 6. Fair Value Measurements

Our financial instruments consist of cash and cash equivalents, marketable securities, trade receivables and payables. The carrying values of these assets and liabilities approximate their fair value due to the short-term nature of the instruments.

Marketable securities are classified as available-for-sale and as of November 2, 2013 generally consist of corporate bonds, municipal bonds, and U.S. government and agency securities with $113.3 million of securities with maturity dates within one year or less and $83.9 million with maturity dates over one year and less than two years.

We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected as a separate component of stockholders’ equity until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.

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

From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived assets, goodwill and other intangible assets for impairment using company-specific assumptions which would fall within Level 3 of the fair value hierarchy. During the quarter ended November 2, 2013, we recorded a $72.5 million pre-tax impairment charge related to assets measured at fair value on a non-recurring basis, comprised of $67.3 million in Boston Proper goodwill impairment and $5.2 million pre-tax related to the Boston Proper trade name.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 2, 2013

(Unaudited)

To assess the fair value of goodwill, we utilized both an income approach and a market approach. Inputs used to calculate the fair value based on the income approach primarily included estimated future cash flows for the catalog business, discounted at a rate that approximates a rate that would be used by a market participant. Inputs used to calculate the fair value based on the market approach included identifying multiples of sales and earnings based on guidelines for publicly traded companies and recent transactions.

To assess the fair value of the Boston Proper trade name, we utilized a relief from royalty approach. Inputs used to calculate the fair value of the trade name primarily included future sales projections for the catalog business, discounted at a rate that approximates a rate that would be used by a market participant and estimated royalty rate.

Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.

During the quarter ended November 2, 2013, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of November 2, 2013, February 2, 2013 and October 27, 2012, we did not have any Level 3 financial assets. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 2, 2013

(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of November 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$17,291	$17,291	$—	$—
Marketable securities:				—
Municipal securities	81,963	—	81,963	—
U.S. government securities	32,194	32,194	—	—
U.S. government agencies	9,013	—	9,013	—
Corporate bonds	74,065	—	74,065	—
Commercial paper	—	—	—	—
Certificates of deposit	—	—	—	—
Non Current Assets
Deferred compensation plan	6,246	6,246	—	—

Total	$220,772	$55,731	$165,041	$—

	Balance as of February 2, 2013

Current Assets
Cash equivalents:
Money market accounts	$25,366	$25,366	$—	$—
Marketable securities:				—
Municipal securities	92,448	—	92,448	—
U.S. government securities	44,714	44,714	—	—
U.S. government agencies	28,064	—	28,064	—
Corporate bonds	100,255	—	100,255	—
Commercial paper	4,996	—	4,996	—
Certificates of deposit	2,022	—	2,022	—
Non Current Assets
Deferred compensation plan	4,629	4,629	—	—

Total	$302,494	$74,709	$227,785	$—

	Balance as of October 27, 2012
Current Assets
Cash equivalents:
Money market accounts	$5,115	$5,115	$—	$—
Marketable securities:
Municipal securities	97,391	—	97,391	—
U.S. government securities	38,589	38,589	—	—
U.S. government agencies	33,547	—	33,547	—
Corporate bonds	113,854	—	113,854	—
Commercial paper	6,991	—	6,991	—
Certificates of deposit	2,021	—	2,021	—
Non Current Assets
Deferred compensation plan	4,370	4,370	—	—

Total	$301,878	$48,074	$253,804	$—

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

November 2, 2013

(Unaudited)

Note 7. Subsequent Events

On November 26, 2013, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share on our common stock. The dividend will be payable on December 23, 2013 to shareholders of record at the close of business on December 9, 2013. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and our 2012 Annual Report to Stockholders.

Executive Overview

We are a leading omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items operating under the Chico’s, White House | Black Market (“WH|BM”), Soma Intimates and Boston Proper brand names. We earn revenues and generate cash through the sale of merchandise in our retail stores, on our various websites and through our call center, which takes orders for all of our brands.

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

Net sales for the third quarter of fiscal 2013 were $655.6 million, an increase of 3.0% compared to $636.7 million last year. The increase reflects 115 net new stores for a square footage increase of 8.6% since last year’s third quarter. Comparable sales for the third quarter decreased 1.4% following a 9.9% increase in last year’s third quarter, primarily reflecting the cycling of strong comparable sales last year and the impact of lower traffic. The Chico’s/Soma Intimates brands’ comparable sales decreased 3.3% following an 11.6% increase in last year’s third quarter and the WH|BM brand’s comparable sales increased 2.5% on top of a 6.4% increase in last year’s third quarter.

Net loss for the third quarter of fiscal 2013 was $28.5 million, or $0.18 per diluted share compared to net income of $41.7 million, or $0.25 per diluted share in last year’s third quarter, reflecting the impact of approximately 10.9 million shares repurchased since the end of the third quarter last year. Results for the third quarter of fiscal 2013 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $64.3 million after-tax, or $0.40 per diluted share.

Net sales for the year-to-date period were $1.976 billion, an increase of 2.4% compared to $1.929 billion in last year’s year-to-date period. Net income for the year-to-date period was $66.2 million compared to $148.7 million in last year’s year-to-date period, and earnings per diluted share for the year-to-date period were $0.41 compared to $0.89 per diluted share in last year’s year-to-date period, reflecting the impact of approximately 10.9 million shares repurchased since the end of the third quarter last year.

In the third quarter of 2013, the Company determined that certain Boston Proper intangibles were impaired and recorded $72.5 million in pre-tax, non-cash goodwill and trade name impairment charges. These impairment charges were the result of recent sales declines in the Boston Proper catalog business due to the increasingly competitive direct-to-consumer environment and the impact of integration efforts and new initiatives. The fiscal 2013 impact of the impairment charges is expected to be approximately $71.4 million after-tax, or $0.44 per diluted share, comprised of $0.40 per diluted share in the third quarter and an additional $0.04 per diluted share in the fourth quarter due to the timing of the tax treatment. The $72.5 million Boston Proper impairment charges included $67.3 million related to goodwill impairment and $5.2 million related to the trade name.

The Company continues to believe in the long-term growth prospects of the Boston Proper brand as it evolves from a direct-to-consumer only business to an omni-channel enterprise, integrating brick and mortar, catalog and web platforms. To that end, the Company currently intends to open 16 to 20 new Boston Proper stores in fiscal 2014.

Long-term Financial Objectives

The Company’s goal remains to establish financial targets that are both sustainable and reflect strong growth metrics. While 2013 has presented near-term challenges, the Company continues to be confident in its long-term financial objectives. The Company believes that by delivering on its long-term financial objectives to increase sales by a low double-digit percentage and diluted earnings per share by a mid-teen percentage over a meaningful period of time, the Company will provide its shareholders with substantial value.

Consistent with these objectives, the Company announced several strategic investments in 2013 to fuel future growth, including enhanced omni-channel capabilities, expansion into Canada, and opening its first Boston Proper stores.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 2, 2013 Compared to the Thirteen Weeks Ended October 27, 2012

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended November 2, 2013 and October 27, 2012:

	Thirteen Weeks Ended
	November 2, 2013		October 27, 2012
	(dollars in thousands)
Chico’s/Soma Intimates	$415,819	63.4%	$411,671	64.6%
WH|BM	218,200	33.3%	197,248	31.0%
Boston Proper	21,560	3.3%	27,746	4.4%

Total net sales	$655,579	100.0%	$636,665	100.0%

Net sales for the quarter increased 3.0% to $655.6 million from $636.7 million in last year’s third quarter, primarily reflecting 115 net new stores for a square footage increase of 8.6%. Comparable sales for the third quarter decreased 1.4% following a 9.9% increase in last year’s third quarter, reflecting lower average dollar sale partially offset by higher transaction count. The comparable sales results primarily reflect the cycling of strong comparable sales last year and the impact of lower traffic. The Chico’s/Soma Intimates brands’ comparable sales decreased 3.3% following an 11.6% increase in last year’s third quarter and the WH|BM brand’s comparable sales increased 2.5% on top of a 6.4% increase in last year’s third quarter. Boston Proper net sales decreased $6.2 million, primarily due to decreased customer demand.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended November 2, 2013 and October 27, 2012:

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012
	(dollars in thousands)
Cost of goods sold	$291,569	$272,369
Gross margin	$364,010	$364,296
Gross margin percentage	55.5%	57.2%

For the third quarter of fiscal 2013, gross margin was $364.0 million compared to $364.3 million in last year’s third quarter. Gross margin was 55.5% of net sales, a 170 basis point decrease from last year’s third quarter, primarily reflecting increased promotional activity in response to lower traffic, partially offset by lower incentive compensation as a percent of net sales.

Selling, General and Administrative Expenses

The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended November 2, 2013 and October 27, 2012:

	Thirteen Weeks Ended
	November 2, 2013	October 27, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$308,528	$297,190
Percentage of total net sales	47.1%	46.7%

For the third quarter of 2013, SG&A was $308.5 million compared to $297.2 million in last year’s third quarter. SG&A was 47.1% of net sales, a 40 basis point increase from last year’s third quarter, primarily reflecting deleverage of occupancy expenses and the impact of investment spending on strategic initiatives, substantially offset by lower incentive compensation as a percent of net sales.

Goodwill and Trade Name Impairment Charges

In the third quarter of 2013, the Company determined that certain Boston Proper intangibles were impaired and recorded $72.5 million in pre-tax, non-cash goodwill and trade name impairment charges. These impairment charges were the result of recent sales declines in the Boston Proper catalog business due to the increasingly competitive direct-to-consumer environment and the impact of integration efforts and new initiatives. The fiscal 2013 impact of the impairment charges is expected to be approximately $71.4 million after-tax, or $0.44 per diluted share, comprised of $0.40 per diluted share in the third quarter and an additional $0.04 per diluted share in the fourth quarter due to the timing of the tax treatment. The $72.5 million Boston Proper impairment charges included $67.3 million related to goodwill impairment and $5.2 million related to the trade name.

Provision for Income Taxes

The third quarter income tax provision of $11.6 million and effective tax rate of (68.7%) reflects the impact of the Boston Proper goodwill and trade name impairment charges on the annual effective tax rate. Excluding the tax impact of the Boston Proper goodwill and trade name impairment charges, the 2013 third quarter effective tax rate would have been 35.6% compared to an effective tax rate of 37.7% for the same period last year, primarily reflecting federal tax and refund claims filed during the current quarter.

Net Income (Loss) and Earnings (Loss) Per Diluted Share

Net loss for the third quarter of fiscal 2013 was $28.5 million, or $0.18 per diluted share compared to net income of $41.7 million, or $0.25 per diluted share in last year’s third quarter, reflecting the impact of approximately 10.9 million shares repurchased since the end of the third quarter last year. Results for the third quarter of fiscal 2013 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $64.3 million after-tax, or $0.40 per diluted share.

Thirty-Nine Weeks Ended November 2, 2013 Compared to the Thirty-Nine Weeks Ended October 27, 2012

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 2, 2013 and October 27, 2012:

	Thirty-Nine Weeks Ended
	November 2, 2013		October 27, 2012
	(dollars in thousands)
Chico’s/Soma Intimates	$1,255,214	63.5%	$1,251,632	64.9%
WH|BM	643,688	32.6%	583,473	30.2%
Boston Proper	76,902	3.9%	94,099	4.9%

Total net sales	$1,975,804	100.0%	$1,929,204	100.0%

Net sales for the year-to-date period increased 2.4% to $1.976 billion from $1.929 billion in last year’s year-to-date period, primarily reflecting 115 net new stores for a square footage increase of 8.6%. Comparable sales for the year-to-date period decreased 1.3% following an 8.4% increase in last year’s year-to-date period, reflecting lower average dollar sale partially offset by higher transaction count. The comparable sales results primarily reflect the cycling of strong comparable sales last year and the impact of lower traffic. The Chico’s/Soma Intimates brands’ comparable sales decreased 3.1% following a 9.2% increase in last year’s year-to-date period and the WH|BM brand’s comparable sales increased 2.5% on top of a 6.6% increase in last year’s year-to-date period. Boston Proper net sales decreased $17.2 million, primarily reflecting the adverse impact of post-acquisition information systems conversions in early 2013 and decreased customer demand.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirty-nine weeks ended November 2, 2013 and October 27, 2012:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(dollars in thousands)
Cost of goods sold	$868,808	$824,132
Gross margin	$1,106,996	$1,105,072
Gross margin percentage	56.0%	57.3%

Gross margin for the year-to-date period was $1.107 billion compared to $1.105 billion in last year’s year-to-date period. Gross margin was 56.0% of net sales, a 130 basis point decrease from fiscal 2012, primarily reflecting increased promotional activity in response to lower traffic and investment in new distribution automation, partially offset by lower incentive compensation as a percent of net sales.

Selling, General and Administrative Expenses

The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 2, 2013 and October 27, 2012:

	Thirty-Nine Weeks Ended
	November 2, 2013	October 27, 2012
	(dollars in thousands)
Selling, general and administrative expenses	$899,689	$864,987
Percentage of total net sales	45.5%	44.8%

SG&A for the year-to-date period was $899.7 million compared to $865.0 million in last year’s year-to-date period. SG&A was 45.5% of net sales, a 70 basis point increase from last year’s year-to-date period, primarily reflecting deleverage of occupancy and marketing expenses and the impact of investment spending on strategic initiatives, substantially offset by lower incentive compensation as a percent of net sales.

Goodwill and Trade Name Impairment Charges

In the third quarter of 2013, the Company determined that certain Boston Proper intangibles were impaired and recorded $72.5 million in pre-tax, non-cash goodwill and trade name impairment charges. These impairment charges were the result of recent sales declines in the Boston Proper catalog business due to the increasingly competitive direct-to-consumer environment and the impact of integration efforts and new initiatives. The fiscal 2013 impact of the impairment charges is expected to be approximately $71.4 million after-tax, or $0.44 per diluted share, comprised of $0.40 per diluted share in the third quarter and an additional $0.04 per diluted share in the fourth quarter due to the timing of the tax treatment. The $72.5 million Boston Proper impairment charges included $67.3 million related to goodwill impairment and $5.2 million related to the trade name.

Provision for Income Taxes

The year-to-date income tax provision of $68.1 million and effective tax rate of 50.7% reflects the impact of the Boston Proper goodwill and trade name impairment charges on the annual effective tax rate. Excluding the tax impact of the Boston Proper goodwill and trade name impairment charges, the 2013 year-to-date effective tax rate would have been 36.9% compared to an effective tax rate of 37.9% for the same period last year, primarily reflecting favorable tax settlements in the current year.

Net Income and Earnings Per Diluted Share

Net income for the year-to-date period was $66.2 million compared to $148.7 million in last year’s year-to-date period, and earnings per diluted share for the year-to-date period were $0.41 compared to $0.89 per diluted share in last year’s year-to-date period, reflecting the impact of approximately 10.9 million shares repurchased since the end of the third quarter last year. Year-to-date results for fiscal 2013 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $64.3 million after-tax, or $0.40 per diluted share.

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

Operating Activities

Net cash provided by operating activities for the year-to-date period of fiscal 2013 was $175.1 million, a decrease of approximately $114.8 million from last year’s year-to-date period. This decrease primarily reflects lower net income in fiscal 2013, the impact of goodwill and trade name impairment charges, lower accrued incentive compensation, the impact of the calendar shift on working capital as a result of last fiscal year’s 53rd week and improvements in working capital in fiscal 2012.

Investing Activities

Net cash used in investing activities for the year-to-date period of fiscal 2013 was $38.2 million compared to $223.5 million in the same period last year. Investing activities in fiscal 2013 primarily reflects net purchases of property and equipment totaling $113.4 million offset by a $75.2 million decrease in marketable securities to facilitate share repurchase activities, compared to net purchases of property and equipment totaling $119.9 million and marketable securities of $103.6 million in the same period last year.

Financing Activities

Net cash used in financing activities for the year-to-date period of fiscal 2013 was $141.3 million compared to $46.3 million in last year’s year-to-date period. The increase is primarily attributable to higher share repurchase activity compared to the same period last year.

Credit Facility

In fiscal 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of November 2, 2013, no borrowings are outstanding under the Credit Facility.

New Store Openings

During the year-to-date period of fiscal 2013, we had 113 net openings, consisting of 20 Chico’s, 49 WH|BM, including 2 stores in Canada, 40 Soma and 4 Boston Proper stores. Currently, we expect our net new stores in fiscal 2013 to increase approximately 8%, reflecting net openings of approximately 16 Chico’s, 55 WH|BM, 40 Soma stores and 4 Boston Proper stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

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

Litigation

In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters including the matters described in Item 1 of Part II of this quarterly report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at November 2, 2013, cannot be ascertained. Although these matters could affect the consolidated operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of November 2, 2013 has not significantly changed since February 2, 2013. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of November 2, 2013, we did not have any outstanding borrowings on our line of credit and, given our current liquidity position, do not expect to utilize our line of credit in the foreseeable future.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal bonds, corporate bonds, and U.S. government and agency securities. The portfolio as of November 2, 2013, consisted of $113.3 million of securities with maturity dates within one year or less and $83.9 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of November 2, 2013, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.6 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.5 million.

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

The following table sets forth information concerning our purchases of common stock for the periods indicated (dollar amounts in thousands, except per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
August 4, 2013 - August 31, 2013	315,987	$15.69	254,100	$211,033,338
September 1, 2013 - October 5, 2013	1,894,361	$16.37	1,894,361	$180,029,969
October 6, 2013 - November 2, 2013	7,261	$17.17	—	$180,029,969

Total	2,217,609	$16.27	2,148,461	$180,029,969

(a)	Includes 68,999 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b)	In February 2013, we announced a $300 million share repurchase plan. There was approximately $180 million remaining under the program as of the end of the third quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	November 27, 2013	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 27, 2013	By:	/s/ Pamela K Knous
Pamela K Knous
Executive Vice President-
Chief Financial Officer
(Principal Financial and Accounting Officer)