Form 10-K
period 2014-02-01
CHICOS FAS INC
filed 2014-03-14
CIK 897429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:

Approximately $2,743,000,000 as of August 3, 2013 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on August 5, 2013).

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Common Stock, par value $.01 per share – 153,099,840 shares as of March 7, 2014.

Documents incorporated by reference:

Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 26, 2014.

CHICO’S FAS, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE

YEAR ENDED FEBRUARY 1, 2014

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

Overview

Chico’s FAS, Inc.1, is a cultivator of brands serving the lifestyle needs of fashion-savvy women 35 years and older. The Company’s portfolio of brands currently consists of four brands: Chico’s, White House | Black Market (“WH|BM”), Soma Intimates (“Soma”), and Boston Proper. Our omni-channel brands are all specialty retailers of private label women’s apparel, accessories, and related products, which are available to customers in stores, through our websites and via telephone through our call centers for our catalogs. While each of our brands has a distinct customer base, the overall portfolio caters to a broad age and economic demographic, with customer ages from 35 and older and household incomes ranging from $50,000 to well over $100,000.

Since 1983, we have grown by offering high quality and unique merchandise, supported by compelling marketing and outstanding, personalized customer service. Since 2003, we have also grown by the acquisition or organic development of other specialty retail concepts and execution of our omni-channel capabilities.

As of February 1, 2014, we operated 1,472 stores across 48 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada. We also mail catalogs and operate e-commerce websites and call centers, which sell our merchandise nationally and internationally.

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

The distinctive nature of Chico’s clothing is carried through to its sizing. Chico’s uses international sizing, comprising of sizes 000, 00 (size 0-2), 0 (size 4-6), 1 (size 8-10), 2 (size 12-14), 3 (size 16-18), and 4 (size 20-22). Chico’s will occasionally offer half-sizes (up to 4.5), one-size-fits-all, petite sizes, and small, medium and large sizing for some items. The relaxed nature of the clothing allows us to utilize this kind of sizing and thus offer a wide selection of clothing without having to invest in a large number of different sizes within a single style.

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

Soma Intimates

The Soma brand, which began operations in 2004, primarily sells exclusively designed, private branded lingerie, loungewear and beauty products focusing on women who are 35 years old and over with a moderate to high income level. Soma offers trend-right, innovative and expertly fitted lingerie and loungewear, with designer quality at affordable prices. The lingerie category includes bras, panties, shapewear and sleepwear while the loungewear category includes relaxed tops, bottoms and dresses. Bras range in size from 32A-44G. The sleepwear and loungewear offerings utilize extra small to extra-extra large sizing. The beauty category consists of the Oh My Gorgeous line of fine fragrance perfumes. The Soma brand product offerings are developed by working closely with a small number of its independent suppliers to design proprietary products in-house and, in some cases, it includes designs provided by its independent suppliers under labels other than the Soma label.

Boston Proper

The Boston Proper brand, which began operations in 1992 and which we acquired in September 2011, primarily sells women’s apparel and accessories, marketed to affluent women between 35-55 years old. Boston Proper is committed to and inspired by the women that they dress – women who are fearlessly feminine, enviably chic and who possess the poise and confidence to “wear it like no one else”. The catalog and website reflect an aesthetic and feeling that is aspirational, exotic and uniquely personal.

Boston Proper uses American sizes ranging from extra-extra small to extra large for many of its offerings, sizes 0-18 and short, regular and long lengths for pants and denim jeans.

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

We pursue the growth of the brands in our portfolio by building our omni-channel capabilities, which includes integrating our expanding store base (where and when appropriate) with our growing online presence, executing innovative marketing plans, effectively leveraging expenses and optimizing the potential of each of our four brands. We have invested heavily in our omni-channel capabilities in order to allow customers to experience our brands, not a channel within our brands. In essence, we view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. To that end, we often refer to our brands’ respective websites as “our largest store” within the brand.

Under this integrated, omni-channel approach, we encourage our customers to take advantage of each of our sales channels in whatever way best fits their needs and we do not differentiate or promote any particular sales channel over another. Customers may shop our products through one channel and consummate the purchase through a different channel. Customers have the option to return merchandise to a store or to our Distribution Center, regardless of the channel used for purchase. We believe this omni-channel approach meets our customers’ expectations, enhances the customer experience, contributes to the overall success of our brands, reflects that our customers do not differentiate between channels, and is consistent with how we have planned and managed our business for the last several years. As a result, we maintain a shared inventory platform for our operations, allowing us to fulfill orders for all channels from our distribution center in Winder, Georgia. We also fulfill in-store orders directly from other stores or our distribution center and offer online and catalog customers the option to return items in our stores.

We seek to acquire and retain omni-channel customers through targeted and innovative marketing, including e-marketing, television, catalogs and mailers. We seek to optimize the potential of our brands with improved product offerings, which includes potential new merchandise opportunities and brand extensions that complement the current offerings, as well as our continued emphasis on our “Most Amazing Personal Service” standard.

To support this overall strategy and the associated increase in revenues and expenses, we have continued to invest in our business. This includes investments in our omni-channel capabilities and expansion of our store base domestically for all brands. We are also testing international expansion of the Chico’s and WHIBM brands. We will analyze the results of these tests over time to determine the appropriate cadence of further international expansion, if appropriate.

Our Customer Service Model

Our customers deserve outstanding and personalized customer service, and we strive to achieve this through our trademark “Most Amazing Personal Service” standard. We believe this service model is one of our competitive advantages and a key to the success of our omni-channel approach. As a result, we give sales associates specialized training to help meet their customers’ fashion and wardrobe needs, including clothing and accessory style, color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. Our sales associates are encouraged to develop long-term relationships with their customers, to know their customers’ preferences, and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs.

We also serve our customers’ needs and build customer loyalty through our customer rewards programs. In fiscal 2014, the Company is updating its rewards programs for all brands, including introducing a Boston Proper rewards program. Our programs are designed to reward our most loyal customers and deliver an omni-channel shopping experience by leveraging the rich data our customers share with us to deliver a relevant and engaging experience with our brands.

•	Chico’s and Soma. The Chico’s and Soma customer rewards program is known as the “Passport Club” and is designed to encourage repeat sales and foster customer loyalty for both brands. A Chico’s or Soma customer signs up to join the Passport Club at no cost, initially as a “preliminary” member. Features of the club include discounts, special promotions, invitations to private sales, and advance notice regarding new Chico’s and Soma merchandise. In fiscal 2014, we plan to re-launch brand-specific rewards programs for Chico’s and Soma.

•	WH|BM. In fiscal 2014, the WH|BM rewards program re-launched as “WH|BM Rewards” and includes tier-based discounts, special promotions, and invitations to private sales based on annual spend. These benefits will be continuously evaluated in conjunction with our overall customer relationship management and marketing activities to ensure they remain a compelling reason for customers to shop at the WH|BM brand.

Our Boutiques and Outlet Stores

Our boutiques are located in upscale outdoor destination shopping areas, indoor shopping malls, and some standalone street-front locations. Boutique locations are determined on the basis of various factors, including, but not limited to: geographic and demographic characteristics of the market, the location of the shopping venue, including the site within the shopping center, proposed lease terms, anchor or other co-tenants in a location, parking accommodations and convenience. We believe that we are innovative in the way we execute our real estate strategy, including obtaining occupancy cost reductions and negotiating better lease terms.

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

In fiscal 2014, we currently expect to open approximately 104-118 net new stores. We expect 22-26 net openings of Chico’s stores, including store openings in Canada, 26-30 net openings of WH|BM stores, including store openings in Canada, 38-42 net openings of Soma stores, and 18-20 net openings of Boston Proper stores.

As of February 1, 2014, we operated 1,472 retail stores in 48 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and Canada. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year[2]
Stores	2013	2012	2011	2010	2009

Stores at beginning of year	1,357	1,256	1,151	1,080	1,076
Opened	135	125	137	79	40
Closed	(20)	(24)	(32)	(8)	(36)

Total Stores	1,472	1,357	1,256	1,151	1,080

	Fiscal Year End
Stores by Brand	2013	2012	2011	2010	2009

Chico’s boutique	611	606	601	597	599
Chico’s outlet	110	99	83	63	44

Chico’s total	721	705	684	660	643

WH|BM boutique	436	398	364	342	333
WH|BM outlet	59	45	27	21	17
WH|BM Canada	3	—	—	—	—

WH|BM total	498	443	391	363	350

Soma Intimates boutique	232	193	164	120	83
Soma Intimates outlet	17	16	17	8	4

Soma Intimates total	249	209	181	128	87

Boston Proper boutique	4	—	—	—	—

Total Stores	1,472	1,357	1,256	1,151	1,080

[2]	Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended February 1, 2014 (“fiscal 2013”, “2013”, or “current period”), February 2, 2013 (“fiscal 2012”, “2012”, or “prior period”), January 28, 2012 (“fiscal 2011”, or “2011”), January 29, 2011 (“fiscal 2010”, or “2010”), and January 30, 2010 (“fiscal 2009”, or “2009”). Each of these periods had 52 weeks, except for fiscal 2012, which consisted of 53 weeks.

Our Websites

Each of our brands has its own dedicated website, www.chicos.com, www.whbm.com, www.soma.com, and www.bostonproper.com, which provide customers the ability to browse our offerings, locate our stores, and order merchandise online. Our websites are designed to complement the in-store experience we deliver and play a vital role in our omni-channel strategy. Some items are only available online, such as extended size offerings and some clearance items. Online merchandise is also available through our call centers. We offer domestic online customers the option to return items in our stores. For fiscal 2014, we will continue to focus on our omni-channel approach to retailing by enhancing website functionality to improve the customer’s experience.

Our Catalogs

We currently mail a Chico’s, WH|BM, Soma and Boston Proper catalog or mailer to current and prospective customers approximately every month. These catalogs are designed to educate our customers about our products, assist with new customer acquisition, drive customers to our stores and websites and promote catalog sales.

Catalog sales for each of our brands are made through our call centers or online.

Advertising and Promotion

Our marketing program currently consists of the following omni-channel components:

•	Rewards programs;

•	Direct marketing activities: direct mail, e-mail, and localized calling campaigns;

•	E-marketing efforts: paid search, banner marketing, affiliates and search engine optimization;

•	National print and broadcast advertising;

•	Social marketing; and

•	Outreach programs.

Over the last few years, we expanded our e-marketing efforts for our brands. We made significant investments in paid search with well-known internet search sites and appeared on banner ads on various high-traffic websites.

National print and broadcast advertising are key components of our marketing program and serve to drive traffic to our stores and websites as well as raise brand awareness for new customers.

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

Lastly, we place great value on customer outreach programs in the communities we serve. As part of these outreach programs, we encourage our managers and sales associates to become involved in community projects. We believe that these programs, in addition to helping build and support community and charitable activities, are also effective marketing vehicles in providing introductions to new customers.

Information Technology

We are committed to having information systems that enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls. This effort includes testing of new products and applications so that we are able to take advantage of technological developments.

Merchandise Distribution

The distribution functions for all brands are handled from our Distribution Center (“DC”) in Winder, Georgia. New merchandise is generally received daily at the DC. Imported merchandise is shipped from the country of export by truck, rail, sea or air, as the circumstances require. Domestic merchandise is shipped by rail or truck. All merchandise arrives at the DC by truck. After arrival, merchandise is sorted and packaged for shipment to individual stores or is held for future store replenishment or direct shipment to customers. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.

During fiscal 2012, we modified our existing DC configuration to better support our anticipated omni-channel growth and to more efficiently manage our inventories and fulfill customer orders. We believe these modifications position our DC in Winder to accommodate the needs of our business over the next several years.

In fiscal 2013, our DC was granted Foreign Trade Zone status from the Department of Commerce and U.S. Customs and Border Protection. This legally permits us to move certain merchandise to the DC without paying U.S. Customs duty until the merchandise is shipped to domestic stores or online customers and to avoid paying U.S. Customs duty on certain merchandise we export internationally.

Product Sourcing

All of our brands purchase a significant percentage of their clothing and accessories from companies that manufacture merchandise in foreign countries. We may take ownership in the foreign country, at a designated point of entry into the United States, or at our DC depending on the specific terms of the sale. Approximately 23% of total purchases in fiscal 2013 were made from one supplier, compared to 21% with the same supplier in fiscal 2012.

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

For all of our brands, we regularly evaluate where to have our goods manufactured. Beginning in fiscal 2010, in response to decreased capacity and cost of labor increases in China, we began transitioning to suppliers located in other countries. For fiscal 2013, China sources accounted for approximately 55% of our merchandise cost compared to approximately 60% in the prior fiscal year.

Competition

The women’s retail apparel and intimate apparel business is highly competitive and includes local, national and international department stores, specialty stores, boutique stores, catalog companies, and online retailers. We believe that our distinctively designed merchandise offerings and emphasis on customer service distinguish us from other retailers. Many of these competitors have greater name recognition as well as certain of these competitors may have greater financial, marketing and other resources compared to us.

Trademarks and Service Marks

We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).

Marks registered in the United States include, but are not limited to: CHICO’S, PASSPORT, ZENERGY, WHITE HOUSE BLACK MARKET, WORKKIT, SOMA, SOMA INTIMATES, VANISHING BACK, VANISHING EDGE, VANISHING TUMMY, COOL NIGHTS, OH MY GORGEOUS, PERFECT FORM, BOSTON PROPER and WEAR IT LIKE NO ONE ELSE. We have registered or are seeking to register a number of these Marks in certain foreign countries as well.

In the opinion of management, our rights in the Marks are important to our business. Accordingly, we intend to maintain our Marks and the related registrations and applications. We are not aware of any claims of infringement or other challenges to our rights to use any registered Marks in the United States or any other jurisdiction in which the Marks have been registered.

Available Information

Our investor relations website is located at www.chicosfas.com. Through this website, we make available free of charge our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. This website also includes recent press releases, corporate governance information, beneficial ownership reports, institutional presentations, quarterly and institutional conference calls and other quarterly financial data, including historical store square footage.

Our Code of Ethics, which is applicable to all of our associates, including the principal executive officer, the principal financial officer and the Board of Directors, is posted on our investor relations website. Any amendments to or waivers from our Code of Ethics will also be available on this website. Copies of the charters of each of the Audit Committee, Compensation and Benefits Committee and Corporate Governance and Nominating Committee as well as the Corporate Governance Guidelines, Insider Trading Policy, Terms of Commitment to Ethical Sourcing, and Stock Ownership Guidelines are available on this website or in print upon written request by any shareholder.

Employees

As of February 1, 2014, we employed approximately 23,700 people, approximately 30% of whom were full-time associates and the balance of whom were part-time associates. The number of part-time associates fluctuates during peak selling periods. As of the above date, approximately 90% of our associates worked in our boutique and outlet stores. We have no collective bargaining agreements covering any of our associates, have never experienced any material labor disruption and are unaware of any efforts or plans to organize our associates. We currently contribute a significant portion of the cost of medical, dental and vision coverage for eligible associates and also maintain a 401(k) accompanied by an employer matching contribution percentage, stock incentive and stock purchase plans. All associates are also eligible to receive substantial discounts on our merchandise. We consider employee relations with our associates to be good.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves certain risks. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company and the risks described herein are not listed in order of the likelihood that the risk might occur or the severity of the impact if the risk should occur. There can be no assurance that we have identified, assessed and appropriately addressed all risks affecting our business operations. Additional risks and uncertainties also could adversely affect our business and our results. If any of the following risks actually occur, our business, consolidated financial condition or results of operations could be negatively affected, and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below also are cautionary statements, identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. There can also be no assurance that the actual future results, performance, benefits, or achievements that we expect from our strategies, systems, initiatives, or products will occur.

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

Our omni-channel growth strategy is dependent upon a number of factors, including: testing of new retail concepts and products, locating new boutique sites at suitable locations with the proper customer demographics, negotiating favorable lease terms, having the infrastructure necessary to support growth, sourcing sufficient levels of inventory, hiring and training qualified associates, generating sufficient operating cash flows to fund expansion plans, and maintaining brand specific websites that offer the system functionality and security customers expect.

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

Our ability to effectively manage the productivity of our stores, websites and catalogs.

There is no guarantee that any new store we open will have similar operating results to those of our existing stores. Depending on the brand, new stores may take three to four years to reach planned operating levels due to inefficiencies typically associated with new stores, including demands on operational, managerial and administrative resources, and some new stores may never reach planned operating levels. The failure of existing or new stores to perform as predicted could result in impairment of long-lived assets.

In addition, we maintain inventory levels for our stores, websites and catalogs that we anticipate will be in line with projected demand. Inventory levels in excess of customer demand may result in inventory write-downs or the sale of excess inventory at discounted or closeout prices. Conversely, if we underestimate consumer demand for our merchandise, particularly higher volume styles, or if our suppliers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in missed sales, negatively impact customer relationships, diminish brand loyalty and result in lost revenues.

Our ability to effectively locate new and existing stores.

We cannot control the availability or cost of appropriate locations within existing or new shopping centers or the success of individual shopping centers. Furthermore, factors beyond our control impact shopping centers, such as general economic conditions, weather conditions, consumer acceptance of new or existing shopping centers, regional demographic shifts, and consumer spending levels. Our store sales are dependent on a certain level of shopping center traffic and any large scale decline in shopping center traffic, whether because of a slowdown in the economy, a falloff in the popularity of shopping centers among our target customers, or otherwise, could have a material adverse effect on our business.

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

We opened 3 WH|BM stores in Canada in fiscal 2013 and plan to open Chico’s stores and additional WH|BM stores in Canada and Chico’s franchises in Mexico in fiscal 2014. We have limited prior international store or franchise experience, where we face numerous operational obstacles, including already established competitors and new and different employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, and environmental issues, among other things. Furthermore, consumer demand, behavior, tastes, and purchasing trends may differ from our domestic operations and, as a result, sale of our merchandise may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Our consolidated results of operations and financial condition may also be adversely affected by fluctuations in currency exchange rate. Any difficulties that we encounter as we expand our geographical coverage may divert financial, operational and managerial resources from our existing operations.

Risks Associated with General Economic Conditions.

Numerous economic, all of which are outside of our control, conditions could negatively affect the level of consumer spending on the merchandise that we offer. If these economic conditions persist for a sustained period, our consolidated financial condition and results of operations could be materially adversely impacted. These economic conditions include, but are not limited to, the following:

Conditions that lead to declines in consumer spending.

The following economic conditions are among the many that can lead to declines in consumer spending on our merchandise: threatened or actual government shut downs, higher unemployment levels, low levels of consumer credit, inflation, interest rates, recessionary pressures, increasing gas and other energy costs, taxation, decreasing housing prices, higher durable and other consumer spending, volatility in the financial markets, and low consumer confidence in future economic conditions.

Fluctuations in costs of goods, energy and/or commodity costs.

Fluctuations in the price, availability and quality of fabrics and other raw materials used to manufacture our products, as well as the price for labor and transportation have contributed to, and may continue to contribute to, ongoing pricing pressures throughout our supply chain. The price and availability of such inputs to the manufacturing process may fluctuate significantly, depending on several factors, including commodity costs, such as higher cotton prices, energy costs, such as fuel, shipping costs, inflationary pressures from emerging markets, increased labor costs, weather conditions and currency fluctuations.

Impairment charges.

Periodically, we review our long-lived assets for impairment whenever economic events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We also review our goodwill and intangible assets for indicators of impairment. Significant negative industry or general economic trends, changes in customer demand for our product, disruptions to our business and unexpected significant changes or planned changes in our operating results or use of long-lived assets (such as boutique relocations or discontinuing use of certain boutique fixtures) may result in impairments to goodwill, intangible assets and other long-lived assets.

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

Risks Associated With Our Online and Catalog Operations.

Our online and catalog operations are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Our websites rely on technology.

We sell merchandise over the Internet through each of our brands’ websites. Our websites are heavily dependent on technology, which creates numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of the systems that operate the websites, reliance on third party computer hardware and software providers, computer viruses, telecommunication failures, liability for online content, systems and data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions. Our success is dependent on our ability to implement and maintain brand specific websites that offer the system functionality and security customers expect.

Our online and catalog operations rely on the U.S. Postal Service and other shipping vendors.

We use the U.S. Postal Service to mail millions of catalogs each year to educate our customers about our products, acquire new customers, drive customers to our boutiques and website and promote catalog sales. As a result, postal rate increases and paper and printing costs will affect the cost of our order fulfillment and catalog and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. The operational and financial difficulties of the U.S. Postal Service are well documented. Any significant and unanticipated increase in postage, reduction in postal service, or slow-down in postal delivery, or increases in paper and printing costs could impair our ability to deliver catalogs in a timely or economically efficient manner and also could adversely impact our earnings if we are unable to pass such increases directly on to our customers or if we are unable to implement more efficient printing, mailing, delivery and order fulfillment systems.

We also utilize additional shipping vendors, including Federal Express, to support our online operations. Any significant and unanticipated increase in shipping costs, reduction in service, or slow-down in delivery could impair our ability to deliver merchandise in a timely or economically efficient manner and also could adversely impact our earnings if we are unable to pass such increases directly on to our customers or if we are unable to implement more efficient delivery and order fulfillment systems.

Risks Associated with Our Information Technology Systems.

We rely on various information technology systems to manage our operations. Information technology systems are subject to numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of the systems that operate as anticipated, reliance on third party computer hardware and software providers, computer viruses, telecommunication failures, data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions, any of which could materially adversely impact our consolidated financial condition and results of operations. Additional risks include, but are not limited to, the following:

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

Cybersecurity.

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We are subject to cybersecurity risks. Our business involves the storage and transmission of customers’ personal information, shopping preferences and credit card information. While we have implemented measures to prevent security breaches and cyber incidents, our measures may not be effective and any security breaches and cyber incidents could have a material adverse effect on our business. Furthermore, the storage and transmission of such data is regulated at the international, federal, state and local levels. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. If we or our associates fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.

Risks Associated With Our Sourcing and Distribution Strategies.

Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Our significant reliance on foreign sources of production.

The majority of our clothing and accessories are produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, the requirements of the Foreign Corrupt Practices Act, imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in which we do business, imposition of new or increased duties, taxes, and other charges on imports, foreign exchange rate challenges and pressures presented by implementation of U.S. monetary policy, local business practice and political issues, including issues relating to compliance with our Terms of Commitment to Ethical Sourcing and domestic or international labor standards, transportation disruptions, including port strikes, natural disasters, delays in the delivery of cargo due to port security considerations or government funding, and seizure or detention of goods by U.S. Customs authorities. In particular, we continue to source a substantial portion of our merchandise from China. A change in the Chinese exchange rate, other policies affecting labor laws or the costs of goods in China could negatively impact our merchandise costs.

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

We have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and our continued good relations with them. Approximately 23% of total purchases in fiscal 2013 and 21% of total purchases in 2012 were made from one supplier. We cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise.

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

The distribution functions for all of our brands are handled from our DC in Winder, Georgia. Any significant interruption in the operation of the facilities at our Winder DC due to natural disasters, severe weather, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill online or catalog orders, which could cause sales to decline.

Other Risks Affecting Our Business

Our business is subject to numerous other risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Competition.

We compete with local, national and international department stores, specialty and discount boutique chains, independent retail boutiques, and catalog and online businesses that market and sell similar lines of merchandise. Many competitors are significantly larger and have greater financial, marketing and other resources and enjoy greater local, national and international name recognition. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition could result in price reductions, increased marketing expenditures and loss of market share. Over the last several years, our competitors have lowered prices, engaged in more promotional activity and enhanced their online presence, which has resulted in heightened competition.

Compliance with applicable laws and regulations.

Our policies, procedures and internal controls are designed to help us comply with all applicable foreign and domestic laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd–Frank Wall Street Reform and Consumer Protection Act, the SEC and the New York Stock Exchange (“NYSE”), as well as applicable employment laws. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, operations or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, consolidated financial condition or results of operations.

Adverse outcomes of litigation matters.

We are involved from time to time in litigation and other claims against our business. These matters arise primarily in the ordinary course of business but could raise complex, factual and legal issues, which are subject to multiple risks and uncertainties and could require significant management time. We believe that our current litigation matters will not have a material adverse effect on the consolidated results of operations or financial condition. However, our assessment of current litigation could change in light of the discovery of facts with respect to legal actions pending against us, not presently known to us, or determinations by judges, juries or other finders of fact which do not accord with our evaluation of the possible liability or outcome of such litigation as well as additional litigation that is not currently pending.

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

Stores

As a matter of policy, all of our stores are currently leased. At fiscal year-end for 2013, 2012 and 2011 our total consolidated selling square feet was 3.547 million, 3.271 million and 3.026 million, respectively. As of February 1, 2014, our 1,472 stores were located in 48 states, the District of Columbia, the U.S. Virgin Islands, Puerto Rico and Canada, as follows:

Alabama	21	Maine	3	Oregon	20
Arizona	33	Maryland	44	Pennsylvania	69
Arkansas	11	Massachusetts	37	Rhode Island	7
California	145	Michigan	37	South Carolina	30
Colorado	25	Minnesota	24	South Dakota	4
Connecticut	26	Mississippi	8	Tennessee	32
Delaware	8	Missouri	30	Texas	128
District of Columbia	1	Montana	6	Utah	12
Florida	133	Nebraska	11	Vermont	3
Georgia	53	Nevada	18	Virginia	45
Hawaii	2	New Hampshire	7	Washington	32
Idaho	5	New Jersey	54	West Virginia	6
Illinois	64	New Mexico	9	Wisconsin	16
Indiana	23	New York	61	U.S. Virgin Islands	1
Iowa	9	North Carolina	44	Puerto Rico	3
Kansas	14	North Dakota	5	Ontario, Canada	3
Kentucky	15	Ohio	40
Louisiana	20	Oklahoma	15

NSSC and Distribution Centers

Our NSSC is located on approximately 65 acres in Fort Myers, Florida and consists of approximately 504,000 square feet of office space. Our distribution center is located on approximately 110 acres in Winder, Georgia and consists of approximately 583,000 square feet of distribution, fulfillment, call center and office space. Additionally, we lease approximately 83,000 square feet of office and distribution space in Boca Raton, Florida. The lease on this property expires in 2016. We have leased new space in Boca Raton, Florida where the Boston Proper offices will relocate in fiscal 2014, which consists of approximately 43,000 square feet of office space. The lease on this property expires in 2025.

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

Our Common Stock trades on the NYSE under the symbol “CHS”. On March 7, 2014, the last reported sale price of the Common Stock on the NYSE was $16.53 per share. The number of holders of record of common stock on March 7, 2014 was 1,517.

The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the NYSE:

For the Fiscal Year Ended February 1, 2014
	High	Low
Fourth Quarter (November 3, 2013 – February 1, 2014)	$19.84	$16.35
Third Quarter (August 4, 2013 – November 2, 2013)	17.62	15.27
Second Quarter (May 5, 2013 – August 3, 2013)	19.95	15.68
First Quarter (February 3, 2013 – May 4, 2013)	18.54	16.11

For the Fiscal Year Ended February 2, 2013
	High	Low
Fourth Quarter (October 28, 2012 – February 2, 2013)	$19.76	$17.24
Third Quarter (July 29, 2012 – October 27, 2012)	19.69	14.92
Second Quarter (April 29, 2012 – July 28, 2012)	16.07	13.52
First Quarter (January 29, 2012 – April 28, 2012)	15.96	11.28

In fiscal 2013, we declared four quarterly dividends: three cash dividends of $0.055 per share and one of $0.075 per share, resulting in an annualized dividend of $0.24 per share. There were four quarterly cash dividends of $0.0525 per share declared in fiscal 2012, resulting in an annualized dividend of $0.21 per share.

On February 27, 2014, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share on our common stock. The dividend will be payable on March 31, 2014 to shareholders of record at the close of business on March 17, 2014.

During fiscal 2013, we repurchased 13.8 million shares, at a total cost of approximately $245 million. On December 19, 2013, we announced that our Board of Directors approved a new $300 million share repurchase program of our outstanding common stock, and cancelled in its entirety the prior share repurchase program, which had $55 million remaining. The entire $300 million under the new program remained available at the end of fiscal 2013.

In fiscal 2013, we repurchased 405,391 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 25,400 were repurchased in the fourth quarter and are included in the following chart:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
November 3, 2013 – November 30, 2013	688,801	$18.67	669,200	$167,520,698
December 1, 2013 – January 4, 2014	6,056,671	$18.58	6,052,852	$300,000,000
January 5, 2014 – February 1, 2014	1,980	$16.60	—	$300,000,000

Total	6,747,452	$18.59	6,722,052	$300,000,000

Five Year Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on January 31, 2009 and the reinvestment of dividends.

	1/31/09	1/30/10	1/29/11	1/28/12	2/02/13	2/01/14
Chico’s FAS, Inc.	$100	$322	$283	$297	$473	$443
S&P 500 Index	$100	$133	$161	$170	$200	$241
S&P 500 Apparel Retail Index	$100	$198	$259	$341	$460	$533

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto referenced in this Annual Report on Form 10-K. Amounts in the following tables are in thousands, except per share data, and number of stores data.

	Fiscal Year
	2013[1]	2012	2011	2010	2009
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
Summary of operations: (in thousands)
Net sales	$2,586,037	$2,581,057	$2,196,360	$1,904,954	$1,713,150
Gross margin	$1,416,631	$1,451,800	$1,226,371	$1,068,575	$959,741

Gross margin as a percent of net sales	54.8%	56.2%	55.8%	56.1%	56.0%

Income from operations	$141,183	$287,538	$222,377	$177,082	$108,153
Income from operations as a percent of net sales	5.5%	11.1%	10.1%	9.3%	6.3%
Net income	$65,883	$180,219	$140,874	$115,394	$69,646
Net income as a percent of net sales	2.5%	6.9%	6.4%	6.1%	4.1%

Per share data:
Net income per common share-basic	$0.41	$1.09	$0.82	$0.65	$0.39

Net income per common and common equivalent share–diluted	$0.41	$1.08	$0.82	$0.64	$0.39

Weighted average common shares outstanding–basic	155,048	162,989	169,153	176,778	177,499

Weighted average common and common equivalent shares outstanding–diluted	155,995	164,119	170,250	178,034	178,858

Cash dividends per share	$0.24	$0.21	$0.20	$0.16	$—

Balance sheet data (at year end): (in thousands)
Cash and marketable securities	$152,446	$329,358	$247,853	$548,714	$423,543
Total assets	1,371,191	1,580,628	1,425,152	1,416,021	1,318,803
Working capital	167,962	295,582	259,317	535,488	405,274
Stockholders’ equity	909,103	1,093,199	1,009,228	1,064,907	981,918

Other selected operating data: (dollars in thousands)

Percentage increase (decrease) in comparable sales	-1.8%	7.2%	8.2%	8.3%	7.6%
Capital expenditures	$138,510	$164,690	$131,757	$73,045	$67,920
Total depreciation and amortization	$118,303	$108,471	$99,430	$94,113	$96,372
Goodwill and trade name impairment, pre-tax charges	$72,466	$—	$—	$—	$—
Total stores at period end	1,472	1,357	1,256	1,151	1,080
Total selling square feet (in thousands)	3,547	3,271	3,026	2,785	2,619

[1]	Income from operations in 2013 includes $72.5 million in Boston Proper pre-tax, non-cash goodwill and trade name impairment charges. Net income in 2013 includes $70.5 million, or $0.44 per diluted share, in Boston Proper non-cash goodwill and trade name impairment charges, net of tax.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We utilize an integrated, omni-channel approach to managing our business. We want our customers to experience our brands, not a channel within our brands, and view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. This approach allows our customers to browse, purchase, return, or exchange our merchandise through whatever sales channel and at whatever time is most convenient for her. As a result, we track total sales and comparable sales on a combined basis.

Net sales for the fifty-two weeks ended February 1, 2014 were $2.586 billion, the highest in our history, an increase of 0.2% compared to $2.581 billion for the fifty-three week year ended February 2, 2013. The increase reflected 115 net new stores for an 8.4% square footage increase, substantially offset by a decrease in comparable sales and approximately $38 million in net sales attributable to the fifty-third week of fiscal 2012. Comparable sales for fiscal 2013 decreased 1.8% following a 7.2% increase in fiscal 2012.

In fiscal 2013, we recorded $72.5 million in pre-tax, non-cash goodwill and trade name impairment charges related to our Boston Proper reporting unit. The $72.5 million Boston Proper impairment charges included $67.3 million related to goodwill impairment and $5.2 million related to the trade name. The fiscal 2013 after-tax impact of the goodwill and trade name impairment charges totaled $70.5 million, or $0.44 per diluted share.

In fiscal 2013, income from operations was $141.2 million compared to $287.5 million in fiscal 2012, and operating margin decreased to 5.5% compared to 11.1% in fiscal 2012. Income from operations for fiscal 2013 included the pre-tax impact of Boston Proper non-cash goodwill and trade name impairment charges of $72.5 million.

Net income for fiscal 2013 was $65.9 million, a decrease of 63.4% compared to net income of $180.2 million in fiscal 2012. Earnings per diluted share for fiscal 2013 were $0.41, a decrease of 62.0% compared to $1.08 in fiscal 2012. Net income for fiscal 2013 included the impact of Boston Proper non-cash goodwill and trade name impairment charges of $70.5 million after-tax, or $0.44 per diluted share.

Cash flows from operations for fiscal 2013 were $236.7 million compared to $368.3 million in fiscal 2012 with cash and marketable securities at the end of fiscal 2013 totaling $152.4 million compared to $329.4 million at the end of fiscal 2012, primarily reflecting $245.0 million of shares repurchased during fiscal 2013.

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

Consistent with these objectives, the Company announced several strategic investments in 2013 to fuel future growth, including enhancing omni-channel capabilities, expanding into Canada, and opening its first Boston Proper stores.

RESULTS OF OPERATIONS

Net Sales

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for fiscal 2013, fiscal 2012, and fiscal 2011:

Net sales:	Fiscal 2013%		Fiscal 2012%		Fiscal 2011%
	(dollars in thousands)
Chico’s/Soma Intimates	$1,630,147	63.0%	$1,647,476	63.8%	$1,460,518	66.5%
WH|BM	858,972	33.2%	809,775	31.4%	696,358	31.7%
Boston Proper	96,918	3.8%	123,806	4.8%	39,484	1.8%

Total net sales	$2,586,037	100.0%	$2,581,057	100.0%	$2,196,360	100.0%

Net sales increased 0.2% in fiscal 2013 to $2.586 billion from $2.581 billion in fiscal 2012, primarily reflecting 115 net new stores for an 8.4% square footage increase, substantially offset by a 1.8% decline in comparable sales and approximately $38 million in net sales attributable to the fifty-third week of fiscal 2012. Comparable sales is defined as sales from stores open for at least twelve full months, including stores that have been expanded or relocated within the same general market and includes online and catalog sales. Boston Proper’s sales and sales attributable to the fifty-third week in fiscal 2012 are excluded from comparable sales calculations. The comparable sales decrease reflected lower average dollar sale, partially offset by higher transaction count, primarily as a result of the cycling of strong comparable sales last year and the impact of increased promotional activity in response to lower traffic. Boston Proper net sales decreased $26.9 million, primarily reflecting decreased customer demand and the adverse impact of post-acquisition information systems conversions in early 2013.

The Chico’s/Soma Intimates brands’ comparable sales decreased 2.7% following a 7.5% increase in fiscal 2012. The Chico’s brand experienced a mid-single digit comparable sales decrease compared to a mid-single digit increase last year, and the Soma Intimates brand experienced a mid-single digit comparable sales increase compared to a double-digit increase last year. The WH|BM brand’s comparable sales were flat following a 6.5% increase in fiscal 2012.

Net sales increased 17.5% in fiscal 2012 to $2.581 billion from $2.196 billion in fiscal 2011, primarily reflecting 7.2% comparable sales growth, 101 net new stores for an 8.1% square footage increase, $84.3 million incremental Boston Proper sales and approximately $38 million net sales attributable to the fifty-third week. The comparable sales increase reflected increases in both average dollar sale and transaction count.

The Chico’s/Soma Intimates brands’ comparable sales increased 7.5% on top of a 6.4% increase in fiscal 2011. For fiscal 2012, the Chico’s brand experienced a mid-single digit comparable sales increase and the Soma Intimates brand experienced a double-digit comparable sales increase. The WH|BM brand’s comparable sales increased 6.5%, which followed a 12.2% increase for fiscal 2011.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for fiscal 2013, 2012 and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(dollars in thousands)
Cost of goods sold	$1,169,406	$1,129,257	$969,989
Gross margin	$1,416,631	$1,451,800	$1,226,371
Gross margin percentage	54.8%	56.2%	55.8%

For fiscal 2013, gross margin was $1.417 billion compared to $1.452 billion in fiscal 2012. As a percentage of net sales, gross margin was 54.8%, a 140 basis point decrease from fiscal 2012, primarily reflecting increased promotional activity in response to lower traffic and investment in new distribution automation, partially offset by lower incentive compensation as a percent of net sales.

For fiscal 2012, gross margin was $1.452 billion compared to $1.226 billion in fiscal 2011. As a percentage of net sales, gross margin was 56.2%, a 40 basis point improvement from fiscal 2011, primarily reflecting a higher level of full-price selling and effective inventory management, partially offset by incentive compensation and the inclusion of Boston Proper.

Selling, General and Administrative Expenses

The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for fiscal 2013, 2012 and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(dollars in thousands)
Selling, general and administrative expenses	$1,202,068	$1,161,105	$998,861
Percentage of total net sales	46.5%	45.0%	45.5%

For fiscal 2013, SG&A was $1.202 billion compared to $1.161 billion in fiscal 2012. As a percentage of net sales, SG&A was 46.5%, a 150 basis point increase from fiscal 2012 primarily reflecting deleverage of store and marketing expenses and the impact of investment spending on strategic initiatives, partially offset by lower incentive compensation as a percent of net sales.

For fiscal 2012, SG&A was $1.161 billion compared to $998.9 million in fiscal 2011. As a percentage of net sales, SG&A was 45.0%, a 50 basis point improvement from fiscal 2011 primarily reflecting the sales leverage impact on store expenses and the inclusion of Boston Proper, partially offset by incentive compensation.

Goodwill and Trade Name Impairment Charges

In fiscal 2013, we recorded $72.5 million in pre-tax, non-cash goodwill and trade name impairment charges, or 2.8% of net sales. These impairment charges were the result of sales declines in the Boston Proper online and catalog business due to the increasingly competitive direct-to-consumer environment and the impact of integration efforts and new initiatives. The $72.5 million Boston Proper impairment charges included $67.3 million related to goodwill impairment and $5.2 million related to the trade name. The fiscal 2013 after-tax impact of the goodwill and trade name impairment charges totaled $70.5 million, or $0.44 per diluted share.

Acquisition and Integration Costs

The following table depicts acquisition and integration costs related to Boston Proper in dollars and as a percentage of total net sales for fiscal 2013, 2012 and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
		(dollars in thousands)
Acquisition and integration costs	$914	$3,157	$5,133
Percentage of total net sales	0.0%	0.1%	0.2%

For fiscal 2013, acquisition and integration costs were $0.9 million and primarily consisted of systems and distribution center integration costs. For fiscal 2012, acquisition and integration costs were $3.2 million and primarily consisted of systems and distribution center integration costs and employee-related benefit costs. For fiscal 2011, acquisition and integration costs were $5.1 million and primarily consisted of professional service fees and employee-related benefit costs.

Provision for Income Taxes

Our effective tax rate was 53.5%, 37.5% and 37.1%, for fiscal 2013, 2012 and 2011, respectively. The fiscal 2013 effective tax rate reflected the impact of the Boston Proper goodwill impairment charge on the annual effective tax rate. Excluding the tax impact of the Boston Proper goodwill impairment charge, the fiscal 2013 effective tax rate would have been 36.3% compared to an effective tax rate of 37.5% for fiscal 2012, primarily reflecting favorable tax settlements and credits in the current year.

Net Income and Earnings Per Diluted Share

Net income for fiscal 2013 was $65.9 million compared to $180.2 million in fiscal 2012. Earnings per diluted share for fiscal 2013 were $0.41 compared to $1.08 per diluted share in fiscal 2012. Fiscal 2013 results included the impact of Boston Proper non-cash goodwill and trade name impairment charges of $70.5 million after-tax, or $0.44 per diluted share. The percentage decrease in earnings per diluted share was lower than the percentage decrease in net income, primarily reflecting the impact of approximately 13.8 million shares repurchased for an aggregate of $245.0 million since the end of fiscal 2012.

Net income for fiscal 2012 was $180.2 million, an increase of 27.9%, compared to $140.9 million in fiscal 2011. Earnings per diluted share for fiscal 2012 were $1.08, an increase of 31.7%, compared to $0.82 per diluted share in fiscal 2011. The percentage increase in earnings per diluted share was higher than the percentage increase in net income, primarily reflecting 6.3 million shares repurchased for an aggregate of $107.5 million from the end of fiscal 2011 through the end of fiscal 2012.

Liquidity and Capital Resources

Overview

We believe that our existing cash and marketable securities balances and cash generated from operations will be sufficient to fund capital expenditures, working capital needs, dividend payments, potential share repurchases, commitments, and other liquidity requirements associated with our operations through at least the next 12 months. Furthermore, while it is our intention to repurchase our stock and pay a quarterly cash dividend in the future, any determination to repurchase additional shares of our stock or pay future dividends will be made by the Board of Directors and will depend on our stock price, future earnings, financial condition, and other factors established by the Board.

Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omni-channel capabilities, including: new, expanded, relocated and remodeled stores; information technology; and other central support facilities.

Operating Activities

Net cash provided by operating activities in fiscal 2013 was $236.7 million, a decrease of approximately $131.6 million from fiscal 2012. This decrease primarily reflected lower net income in fiscal 2013, adjusted for the non-cash impact of goodwill and trade name impairment charges and the impact of changes in working capital. The changes in working capital primarily reflected increased inventory, lower incentive compensation, and the impact of the calendar shift as a result of last fiscal year’s 53rd week.

Net cash provided by operating activities in fiscal 2012 was $368.3 million, an increase of approximately $113.1 million from fiscal 2011. This increase reflected higher net income compared to fiscal 2011 and increased accounts payable and accrued and other liabilities, partially offset by a deferred tax asset.

Investing Activities

Net cash provided by investing activities in fiscal 2013 was $17.9 million, an increase of approximately $266.3 million from fiscal 2012. This increase primarily reflected the use of marketable securities to facilitate share repurchase activities, partially offset by net purchases of property, plant and equipment.

Net cash used in investing activities in fiscal 2012 was $248.4 million, an increase of approximately $248.1 million from fiscal 2011. This increase primarily reflected the use of marketable securities during fiscal 2011 to consummate the Boston Proper acquisition.

Financing Activities

Net cash used in financing activities for fiscal 2013 was $275.0 million compared to $122.0 million in fiscal 2012. In fiscal 2013, we paid three cash dividends at $0.055 per share and one at $0.075 per share on our common stock, totaling $38.3 million. We repurchased $245.0 million of our common stock through our publicly announced share repurchase programs and we received $12.4 million in proceeds from issuing approximately 3.6 million shares related to employee stock ownership plans and stock option exercises.

Net cash used in financing activities for fiscal 2012 was $122.0 million compared to $210.7 million in fiscal 2011. In fiscal 2012, we paid $0.0525 per share quarterly cash dividends on our common stock, totaling $34.9 million. We repurchased $107.5 million of our common stock through our publicly announced share repurchase programs and we received $16.5 million in proceeds from issuing approximately 3.6 million shares related to employee stock ownership plans and stock option exercises.

New Store Openings

We expect our new stores in fiscal 2014 to increase approximately 7%, reflecting approximately 22-26 net openings of Chico’s stores, 26-30 net openings of WH|BM stores, 38-42 net openings of Soma stores and 18-20 openings of Boston Proper stores. We also expect to complete approximately 26-30 relocations or remodels. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

Contractual Obligations

The following table summarizes our contractual obligations at February 1, 2014:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	(in thousands)
Operating leases	$1,016,453	180,173	326,864	214,164	295,252
Purchase orders	439,140	439,140	—	—	—
Capital expenditures	13,745	13,745	—	—	—

Total	$1,469,338	633,058	326,864	214,164	295,252

As of February 1, 2014, our contractual obligations consisted of: 1) amounts outstanding under operating leases, 2) open purchase orders for inventory and other operating expenses, in the normal course of business, which are cancellable with no, or limited, recourse available to the vendor and 3) contractual commitments for fiscal 2014 capital expenditures.

Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling $4.0 million at February 1, 2014 from the above table.

Credit Facility

On July 27, 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of February 1, 2014, no borrowings are outstanding under the Credit Facility.

The Credit Facility contains customary financial covenants for unsecured credit facilities, consisting of a maximum total debt leverage ratio that cannot be greater than 3.25 to 1.00 and a minimum fixed charge coverage ratio that cannot be less than 1.20 to 1.00.

The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated or the Credit Facility may be terminated. The Company was in compliance with the applicable ratio requirements and other covenants at February 1, 2014.

Off-Balance Sheet Arrangements

At February 1, 2014 and February 2, 2013, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies

The discussion and analysis of our consolidated financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, and believes the following assumptions and estimates are significant to reporting our consolidated results of operations and financial position.

Inventory Valuation and Shrinkage

We identify potentially excess and slow-moving inventories by evaluating inventory aging, turn rates and inventory levels in conjunction with our overall sales trend. Excess quantities of inventory are identified through evaluation of inventory aging, review of inventory turns and historical sales experience, as well as specific identification based on fashion trends. Further, exposure is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We provide lower of cost or market adjustments for such identified excess and slow-moving inventories. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future.

We estimate our expected shrinkage of inventories between our physical inventory counts by using average store shrinkage experience rates, which are updated on a regular basis. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future.

Revenue Recognition

Retail sales at our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and associate discounts. We record sales from our websites and catalogs based on the estimated receipt date of the product by our customers, which is typically within a few days of shipment date.

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

Evaluation of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets

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

We review our goodwill for impairment at the reporting unit level on an annual basis, or when circumstances indicate its carrying value may not be recoverable. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test will be performed. If we conclude that this is not the case, then the two-step impairment test will not be required. We may elect to skip the qualitative assessment and perform the two-step impairment test. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and EBITDA multiples of similar companies and transactions.

We review our other indefinite-lived intangible assets for impairment on an annual basis, or when circumstances indicate its carrying value may not be recoverable. We evaluate the appropriateness of performing a qualitative assessment based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept.

Operating Leases

Rent expense under store operating leases is recognized on a straight-line basis over the term of the leases. Landlord incentives, “rent-free” periods, rent escalation clauses and other rental expenses are also amortized on a straight-line basis over the term of the leases, including the construction period. This is generally 60–90 days prior to the store opening date, when we generally begin improvements in preparation for our intended use. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease.

Income Taxes

Income taxes are accounted for in accordance with authoritative guidance, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Inherent in the measurement of deferred balances are certain judgments and interpretations of existing tax law and published guidance as applicable to our operations. Deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits are uncertain. Our effective tax rate considers management’s judgment of expected tax liabilities within the various taxing jurisdictions in which we are subject to tax.

We record amounts for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments could materially affect amounts recognized related to income tax uncertainties and may affect our consolidated results of operations or financial position. We believe our assumptions for estimates continue to be reasonable, although actual results may have a positive or negative material impact on the balances of such tax positions. Historically, the variation of estimates to actual results is immaterial and material variation is not expected in the future.

Stock-Based Compensation Expense

Stock-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. The calculation of stock-based compensation expense involves estimates that require management’s judgment. We are required to estimate the expected forfeiture rate for all stock-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the stock-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. As a result, in the event that a grant’s actual forfeiture rate is materially different from its estimate at the completion of the vesting period, the stock-based compensation expense could be significantly different from what we recorded in current and prior periods.

For stock option awards, estimates include the expected volatility and expected term, which are utilized in calculating the fair value of the awards using the Black-Scholes option pricing model. We estimate expected volatility based on the historical volatility of our stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under our stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. No stock option awards have been granted since 2011. For performance-based awards, estimates include the probable number of shares that will ultimately be issued based on the likelihood of meeting the respective performance condition. We estimate the probable vesting based on current financial performance forecasts for the relevant performance metrics. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment.

Recent Accounting Pronouncements

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

The market risk of our financial instruments as of February 1, 2014 has not significantly changed since February 2, 2013. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of February 1, 2014, we did not have any outstanding borrowings on our line of credit.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal bonds, corporate bonds, and U.S. government and agency securities. The marketable securities portfolio as of February 1, 2014, consisted of $65.9 million of securities with maturity dates within one year or less and $50.1 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of February 1, 2014, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $0.9 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at February 1, 2014 and February 2, 2013, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 14, 2014

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	February 1, 2014 (52 weeks)		February 2, 2013 (53 weeks)		January 28, 2012 (52 weeks)

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales:
Chico’s/Soma Intimates	$1,630,147	63.0%	$1,647,476	63.8%	$1,460,518	66.5%
White House | Black Market	858,972	33.2%	809,775	31.4%	696,358	31.7%
Boston Proper	96,918	3.8%	123,806	4.8%	39,484	1.8%

Total net sales	2,586,037	100.0%	2,581,057	100.0%	2,196,360	100.0%
Cost of goods sold	1,169,406	45.2%	1,129,257	43.8%	969,989	44.2%

Gross margin	1,416,631	54.8%	1,451,800	56.2%	1,226,371	55.8%
Selling, general and administrative expenses	1,202,068	46.5%	1,161,105	45.0%	998,861	45.5%
Goodwill and trade name impairment charges	72,466	2.8%	—	0.0%	—	0.0%
Acquisition and integration costs	914	0.0%	3,157	0.1%	5,133	0.2%

Income from operations	141,183	5.5%	287,538	11.1%	222,377	10.1%
Interest income, net	500	0.0%	881	0.0%	1,597	0.1%

Income before income taxes	141,683	5.5%	288,419	11.1%	223,974	10.2%
Income tax provision	75,800	3.0%	108,200	4.2%	83,100	3.8%

Net income	$65,883	2.5%	$180,219	6.9%	$140,874	6.4%

Per share data:
Net income per common share-basic	$0.41		$1.09		$0.82

Net income per common and common equivalent share–diluted	$0.41		$1.08		$0.82

Weighted average common shares outstanding–basic	155,048		162,989		169,153

Weighted average common and common equivalent shares outstanding–diluted	155,995		164,119		170,250

Dividends declared and paid per share	$0.24		$0.21		$0.20

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	FISCAL YEAR ENDED
	February 1, 2014 (52 weeks)	February 2, 2013 (53 weeks)	January 28, 2012 (52 weeks)

Net income	$65,883	$180,219	$140,874

Other comprehensive income:

Unrealized losses on marketable securities, net of taxes	(146)	(112)	(60)

Foreign currency translation adjustment, net of taxes	42	—	—

Comprehensive income	$65,779	$180,107	$140,814

The accompanying notes are an integral part of these consolidated statements

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	February 1, 2014	February 2, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$36,444	$56,859
Marketable securities, at fair value	116,002	272,499
Inventories	238,145	206,849
Prepaid expenses and other current assets	50,698	61,786

Total Current Assets	441,289	597,993

Property and Equipment, net	631,050	608,120

Other Assets:
Goodwill	171,427	238,693
Other intangible assets, net	118,196	127,754
Other assets, net	9,229	8,068

Total Other Assets	298,852	374,515

	$1,371,191	$1,580,628

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$131,254	$129,387
Other current and deferred liabilities	142,073	173,024

Total Current Liabilities	273,327	302,411

Noncurrent Liabilities:
Deferred liabilities	138,874	132,374
Deferred taxes	49,887	52,644

Total Noncurrent Liabilities	188,761	185,018

Stockholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized with 152,195 and 162,774 shares issued and outstanding, respectively	1,522	1,628
Additional paid-in capital	382,088	348,775
Retained earnings	525,381	742,580
Accumulated other comprehensive income	112	216

Total Stockholders’ Equity	909,103	1,093,199

	$1,371,191	$1,580,628

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional		Accumulated Other
	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income	Total

BALANCE, January 29, 2011	177,899	$1,779	$282,528	$780,212	$388	$1,064,907
Net income	—	—	—	140,874	—	140,874
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(60)	(60)
Foreign currency translation adjustment	—	—	—	—	—	—
Issuance of common stock	2,024	20	4,529	—	—	4,549
Dividends paid on common stock ($0.20 per share)	—	—	—	(34,152)	—	(34,152)
Repurchase of common stock	(14,187)	(142)	(845)	(182,303)	—	(183,290)
Stock-based compensation	—	—	15,198	—	—	15,198
Excess tax benefit from stock-based compensation	—	—	1,202	—	—	1,202

BALANCE, January 28, 2012	165,736	1,657	302,612	704,631	328	1,009,228
Net income	—	—	—	180,219	—	180,219
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(112)	(112)
Foreign currency translation adjustment	—	—	—	—	—	—
Issuance of common stock	3,649	37	16,494	—	—	16,531
Dividends paid on common stock ($0.21 per share)	—	—	—	(34,928)	—	(34,928)
Repurchase of common stock	(6,611)	(66)	(4,113)	(107,342)	—	(111,521)
Stock-based compensation	—	—	26,453	—	—	26,453
Excess tax benefit from stock-based compensation	—	—	7,329	—	—	7,329

BALANCE, February 2, 2013	162,774	1,628	348,775	742,580	216	1,093,199
Net income	—	—	—	65,883	—	65,883
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(146)	(146)
Foreign currency translation adjustment	—	—	—	—	42	42
Issuance of common stock	3,579	36	12,359	—	—	12,395
Dividends paid on common stock ($0.24 per share)	—	—	—	(38,255)	—	(38,255)
Repurchase of common stock	(14,158)	(142)	(6,677)	(244,827)	—	(251,646)
Stock-based compensation	—	—	27,145	—	—	27,145
Excess tax benefit from stock-based compensation	—	—	486	—	—	486

BALANCE, February 1, 2014	152,195	$1,522	$382,088	$525,381	$112	$909,103

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	FISCAL YEAR ENDED
	February 1, 2014 (52 weeks)	February 2, 2013 (53 weeks)	January 28, 2012 (52 weeks)
Cash Flows From Operating Activities:
Net income	$65,883	$180,219	$140,874

Adjustments to reconcile net income to net cash provided by operating activities —
Goodwill and trade name impairment charges, pre-tax	72,466	—	—
Depreciation and amortization	118,303	108,471	99,430
Deferred tax expense (benefit)	10,231	(4,211)	19,489
Stock-based compensation expense	27,145	26,453	15,198
Excess tax benefit from stock-based compensation	(2,483)	(7,952)	(2,643)
Deferred rent and lease credits	(18,863)	(16,812)	(19,073)
Loss on disposal and impairment of property and equipment	1,736	2,765	2,949
Changes in assets and liabilities, net of effects of acquisition —
Inventories	(31,296)	(12,379)	(20,812)
Prepaid expenses and other assets	(2,767)	(3,956)	(3,491)
Accounts payable	1,867	28,992	(14,571)
Accrued and other liabilities	(5,540)	66,683	37,831

Net cash provided by operating activities	236,682	368,273	255,181

Cash Flows From Investing Activities:
Purchases of marketable securities	(96,374)	(298,460)	(592,962)
Proceeds from sale of marketable securities	252,768	214,783	937,987
Acquisition of Boston Proper, Inc., net of cash acquired	—	—	(213,561)
Purchases of property and equipment, net	(138,510)	(164,690)	(131,757)

Net cash provided by (used in) investing activities	17,884	(248,367)	(293)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	12,395	16,531	4,549
Excess tax benefit from stock-based compensation	2,483	7,952	2,643
Dividends paid	(38,255)	(34,928)	(34,152)
Repurchase of common stock	(251,646)	(111,521)	(183,290)
Cash paid for deferred financing costs	—	—	(414)

Net cash used in financing activities	(275,023)	(121,966)	(210,664)

Effects of exchange rate changes on cash and cash equivalents	42	—	—

Net (decrease) increase in cash and cash equivalents	(20,415)	(2,060)	44,224
Cash and Cash Equivalents, Beginning of period	56,859	58,919	14,695

Cash and Cash Equivalents, End of period	$36,444	$56,859	$58,919

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$346	$379	$387
Cash paid for income taxes, net	$66,459	$95,545	$55,708

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts and where otherwise indicated)

1.	BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Description of Business

The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us”, and “our”). We operate as an omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items. We currently sell our products through retail stores, catalog, and via the Internet at www.chicos.com, www.whbm.com, www.soma.com, and www.bostonproper.com. As of February 1, 2014, we had 1,472 stores located throughout the United States, the U.S. Virgin Islands, Puerto Rico and Canada.

Fiscal Year

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these consolidated financial statements are the fiscal years ended February 1, 2014 (“fiscal 2013” or “current period”), February 2, 2013 (“fiscal 2012” or “prior period”) and January 28, 2012 (“fiscal 2011”). Fiscal 2012 contained 53 weeks while fiscal 2013 and 2011 each contained 52 weeks.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks, short-term highly liquid investments with original maturities of three months or less and payments due from banks for third-party credit card and debit transactions for approximately 3 to 5 days of sales.

Marketable Securities

Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs.

Fair Value of Financial Instruments

Our consolidated financial instruments consist of cash and cash equivalents, marketable securities, and accounts receivable and payable. The carrying values of these assets and liabilities approximate their fair value due to the short-term nature of the instruments.

Inventories

We use the weighted average cost method to determine the cost of merchandise inventories. We identify potentially excess and slow-moving inventories by evaluating inventory aging, turn rates and inventory levels in conjunction with our overall sales trend. Excess quantities of inventory are identified through evaluation of inventory aging, review of inventory turns and historical sales experience, as well as specific identification based on fashion trends. Further, inventory realization exposure is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We provide lower of cost or market adjustments for such identified excess and slow-moving inventories. We estimate our expected shrinkage of inventories between physical inventory counts by using average store shrinkage experience rates, which are updated on a regular basis. Substantially all of our inventories consist of finished goods.

Costs associated with sourcing are generally capitalized while merchandising, distribution, and product development costs are generally expensed as incurred, and are included in the accompanying consolidated statements of income as a component of cost of goods sold. Approximately 23% of total purchases in fiscal 2013 and 21% of total purchases in 2012 were made from one supplier.

Property and Equipment

Property and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation of property and equipment is provided on a straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives (generally 10 years or less) or the related lease term, plus one anticipated renewal when there is an economic cost associated with non-renewal.

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

Operating Leases

We lease retail stores and a limited amount of office space, primarily in Boca Raton, Florida, under operating leases. The majority of our lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease. Rent escalation clauses, “rent-free” periods, and other rental expenses are amortized on a straight-line basis over the term of the leases, including the construction period. This is generally 60 - 90 days prior to the store opening date, when we generally begin improvements in preparation for our intended use.

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

Goodwill and Other Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment at least annually. We perform our annual impairment test during the fourth quarter, or more frequently should events or circumstances change that would indicate that impairment may have occurred.

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

We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test will not be performed. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is performed. We may elect to skip the qualitative assessment and perform the two-step impairment test. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and EBITDA multiples of similar companies and transactions. In the third quarter of 2013 we performed an interim goodwill impairment assessment of the Boston Proper reporting unit and recorded pre-tax, non-cash goodwill impairment charges of $67.3 million as further discussed in Note 6. For 2013, we performed our annual goodwill impairment assessment for our reporting units and concluded that the fair values of those reporting units were not less than their carrying amounts as of the annual assessment date.

In 2012, we early adopted guidance that provides companies the option to test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible is less than its carrying amount. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the intangible is less than its carrying amount, we calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept. We may elect to skip the qualitative assessment when appropriate based on current circumstances. In the third quarter of 2013, we performed an interim quantitative assessment of certain Boston Proper indefinite-lived intangible assets and recorded pre-tax, non-cash impairment charges of $5.2 million on the

Boston Proper trade name as further discussed in Note 6. For 2013, we performed our annual qualitative assessment of our indefinite-lived intangible assets and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment date.

Intangible assets subject to amortization consist of the value of Boston Proper customer relationships, which are being amortized on a straight-line basis over a period of 10 years.

Accounting for the Impairment of Long-lived Assets

Long-lived assets, including definite-lived intangibles, are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired. The fair value of an asset is estimated using estimated future cash flows of the asset discounted by a rate commensurate with the risk involved with such asset while incorporating marketplace assumptions. The impairment loss recorded is the amount by which the carrying value of the asset exceeds its fair value. In fiscal 2013, 2012 and 2011, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, recorded impairment charges of approximately $1.3 million, $1.1 million and $2.1 million, respectively.

Revenue Recognition

Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and associate discounts. For sales from our websites and catalogs, revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment.

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

Advertising Costs

Costs associated with the production of advertising, such as writing, copying, printing, and other costs are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. Catalog expenses consist of the cost to create, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is typically less than nine weeks. For fiscal 2013, 2012 and 2011, advertising expense was approximately $151.9 million, $145.6 million, and $110.6 million, respectively, and is included within selling, general and administrative expense (“SG&A”) in the accompanying consolidated statements of income.

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

Shipping and Handling Costs

Shipping and handling costs to transport goods to customers, net of amounts paid to us by customers, amounted to $18.4 million, $8.3 million, and $10.5 million in fiscal 2013, 2012 and 2011, respectively, and are included within SG&A in the accompanying consolidated statements of income. Amounts paid by customers to cover shipping and handling costs are immaterial.

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

Foreign Currency

The functional currency of our foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of comprehensive income in the consolidated statements of comprehensive income and the consolidated statements of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of income.

Self-Insurance

We are self-insured for certain losses relating to workers’ compensation, medical and general liability claims. Self-insurance claims filed and claims incurred but not reported are accrued based upon management’s estimates of the aggregate liability for uninsured claims incurred based on historical experience. While we do not expect the amount we will ultimately pay to differ significantly from our estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and assumptions.

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

Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period including the participating securities. Diluted EPS reflects the dilutive effect of potential common shares from securities such as stock options and performance-based stock units.

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

Marketable securities are classified as available-for-sale and as of February 1, 2014 generally consist of municipal bonds, corporate bonds, and U.S. government and agency securities with $65.9 million of securities with maturity dates within one year or less and $50.1 million with maturity dates over one year and less than two years. As of February 2, 2013, marketable securities generally consisted of corporate bonds, municipal bonds, and U.S. government and agency securities.

The following tables summarize our investments in marketable securities at February 1, 2014 and February 2, 2013:

	February 1, 2014
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$115,889	$118	$5	$116,002

	February 2, 2013
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$272,283	$242	$26	$272,499

3.	FAIR VALUE MEASUREMENTS:

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

To assess the fair value of goodwill, we utilize both an income approach and a market approach. Inputs used to calculate the fair value based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include identifying sales and EBITDA multiples based on guidelines for similar publicly traded companies and recent transactions.

To assess the fair value of the trade names, we utilize a relief from royalty approach. Inputs used to calculate the fair value of the trade names primarily include future sales projections, discounted at a rate that approximates the cost of capital of a market participant and an estimated royalty rate.

During fiscal 2013, we recorded a $72.5 million pre-tax impairment charge related to assets measured at fair value on a non-recurring basis, comprised of $67.3 million in Boston Proper goodwill impairment and $5.2 million pre-tax related to the Boston Proper trade name.

Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.

During fiscal 2013, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore during fiscal 2013 and 2012, we did not have any Level 3 cash equivalents or marketable securities. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$7,509	$7,509	$—	$—
Marketable securities:
Municipal securities	51,519	—	51,519	—
U.S. government securities	9,812	9,812	—	—
U.S. government agencies	9,020	—	9,020	—
Corporate bonds	45,651	—	45,651	—
Non Current Assets
Deferred compensation plan	6,299	6,299	—	—

Total	$129,810	$23,620	$106,190	$—

		Fair Value Measurements at Reporting Date Using
	Balance as of February 2, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$25,366	$25,366	$—	$—
Marketable securities:
Municipal securities	92,448	—	92,448	—
U.S. government securities	44,714	44,714	—	—
U.S. government agencies	28,064	—	28,064	—
Corporate bonds	100,255	—	100,255	—
Commercial paper	4,996	—	4,996	—
Certificates of deposit	2,022	—	2,022	—
Non Current Assets
Deferred compensation plan	4,629	4,629	—	—

Total	$302,494	$74,709	$227,785	$—

4.	PREPAID AND OTHER CURRENT ASSETS:

Prepaid and other current assets consisted of the following:

	February 1, 2014	February 2, 2013
	(in thousands)
Prepaid expenses	$39,974	$38,960
Accounts receivable	6,341	8,438
Income tax receivable	3,990	1,719
Other current assets	393	12,669

Total prepaid and other current assets	$50,698	$61,786

5.	PROPERTY AND EQUIPMENT, NET:

Property and equipment, net, consisted of the following:

	February 1, 2014	February 2, 2013
	(in thousands)
Land and land improvements	$49,413	$45,214
Building and building improvements	126,858	125,606
Equipment, furniture and fixtures	611,439	561,402
Leasehold improvements	545,526	495,018

Total property and equipment	1,333,236	1,227,240
Less accumulated depreciation and amortization	(702,186)	(619,120)

Property and equipment, net	$631,050	$608,120

Total depreciation expense for fiscal 2013, 2012 and 2011 was $113.8 million, $103.9 million and $97.8 million, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS:

Goodwill and other intangible assets consisted of the following:

	February 1, 2014	February 2, 2013
	(in thousands)

Goodwill:
Total Goodwill	$171,427	$238,693

Indefinite-Lived Intangibles:
WH|BM trade name	$34,000	$34,000
Minnesota territorial franchise rights	4,930	4,930
Boston Proper trade name	46,000	51,200

Total indefinite-lived intangibles	$84,930	$90,130

Definite-Lived Intangibles:
Boston Proper customer relationships	$43,580	$43,580

Accumulated amortization expense recorded	(10,314)	(5,956)

Total definite-lived intangibles	33,266	37,624

Total other intangible assets, net	$118,196	$127,754

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

In fiscal 2013, as a result of declines in the Boston Proper catalog business due to the increasingly competitive direct-to-consumer environment and the impact of integration efforts and new initiatives, we recorded a pre-tax goodwill impairment charge of $67.3 million, reducing the carrying value of Boston Proper goodwill to $74.6 million and an impairment charge related to the Boston Proper trade name of $5.2 million pre-tax, reducing the carrying value of the Boston Proper trade name to $46.0 million.

Intangible assets subject to amortization consist of $33.3 million in Boston Proper customer relationships with amortization expense for fiscal 2013 of approximately $4.4 million. For fiscal years 2014 through 2018, we expect to record annual amortization expense of approximately $4.4 million in each fiscal year.

7.	OTHER CURRENT AND DEFERRED LIABILITIES:

Other current and deferred liabilities consisted of the following:

	February 1, 2014	February 2, 2013
	(in thousands)

Allowance for estimated customer returns, gift cards and store credits outstanding	$56,034	$54,355
Accrued payroll, benefits, bonuses and severance costs	32,355	60,646
Current portion of deferred rent and lease credits	27,166	23,951
Other	26,518	34,072

Total other current and deferred liabilities	$142,073	$173,024

8.	NON-CURRENT DEFERRED LIABILITIES:

Deferred liabilities consisted of the following:

	February 1, 2014	February 2, 2013
	(in thousands)

Deferred rent	$45,897	$44,222
Deferred lease credits	106,808	98,589
Other deferred liabilities	13,335	13,514

Total deferred liabilities	166,040	156,325
Less current portion of deferred rent and lease credits	(27,166)	(23,951)

Total non-current deferred liabilities	$138,874	$132,374

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

Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of February 1, 2014, are approximately as follows:

FISCAL YEAR ENDING:
(in thousands)
January 31, 2015	$180,173
January 30, 2016	172,683
January 28, 2017	154,181
January 27, 2018	121,382
February 2, 2019	92,782
Thereafter	295,252

Total minimum lease payments	$1,016,453

Certain of the leases provide that we may cancel the lease if our retail sales at that location fall below an established level. A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically exercised many or met these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2013, 2012 and 2011, total rent expense under operating leases was approximately $230.0 million, $206.0 million, and $184.5 million, respectively, including common area maintenance charges of approximately $37.2 million, $31.6 million, and $27.5 million, respectively, other rental charges of approximately $32.8 million, $27.5 million, and $25.8 million, respectively, and contingent rental expense, based on sales, of approximately $9.1 million, $12.1 million, and $10.6 million, respectively.

Credit Facility

On July 27, 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides the Company the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of February 1, 2014, no borrowings are outstanding under the Credit Facility.

The Credit Facility contains customary financial covenants for unsecured credit facilities, consisting of a maximum total debt leverage ratio that cannot be greater than 3.25 to 1.00 and a minimum fixed charge coverage ratio that cannot be less than 1.20 to 1.00.

The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated or the Credit Facility may be terminated. The Company was in compliance with the applicable ratio requirements and other covenants at February 1, 2014.

Other

At February 1, 2014 and February 2, 2013, we had approximately $433.5 million and $392.3 million, respectively, of open purchase orders for inventory, in the normal course of business, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date.

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

We have historically issued restricted stock, including non-vested restricted stock and performance-based restricted stock, performance-based stock units, and stock options. Shares of non-vested restricted stock and performance-based restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon, and are considered to be currently issued and outstanding. Performance-based stock units are not entitled to voting rights or dividends. Generally, stock-based awards vest evenly over three years; stock options generally have a 10-year term. As of February 1, 2014, approximately 2.6 million nonqualified stock options are outstanding under the Omnibus Plan and approximately 9.0 million shares remain available for future grants of stock-based awards.

Stock-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. We estimate the expected forfeiture rate for all stock-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the stock-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. Total compensation expense related to stock-based awards in fiscal 2013, 2012 and 2011 was $27.1 million, $26.5 million and $15.2 million, respectively. The total tax benefit associated with stock-based compensation for fiscal 2013, 2012 and 2011 was $10.4 million, $10.1 million and $5.8 million, respectively.

Restricted Stock Awards

Restricted stock activity for fiscal 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,066,264	$13.27
Granted	2,228,050	16.99
Vested	(1,045,674)	13.70
Canceled	(365,506)	15.00

Unvested, end of period	3,883,134	15.13

Performance-based restricted stock activity for fiscal 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	34,444	$13.69
Granted	—	—
Vested	(17,222)	13.69
Canceled	—	—

Unvested, end of period	17,222	13.69

Total fair value of shares of restricted stock and performance-based restricted stock that vested during fiscal 2013, 2012 and 2011 was $17.6 million, $13.3 million and $5.3 million, respectively. The weighted average grant date fair value of restricted stock and performance-based restricted stock granted during the fiscal 2013, 2012 and 2011 was $16.99, $15.40, and $12.65, respectively. As of February 1, 2014, there was $33.2 million of unrecognized stock-based compensation expense related to non-vested restricted stock and performance-based restricted stock awards. That cost is expected to be recognized over a weighted average period of 2.4 years and 0.1 years for restricted stock and performance-based restricted stock, respectively. For performance-based restricted stock outstanding all relevant performance conditions have been met.

Performance-based Stock Units

Performance-based stock unit activity for fiscal 2013 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	657,316	$15.01
Granted	756,050	16.59
Vested	(267,829)	15.01
Canceled	(659,602)	16.82

Unvested, end of period	485,935	15.01

Total fair value of performance-based stock units that vested during fiscal 2013 was $4.5 million. The weighted average grant date fair value of performance-based stock units granted during the fiscal 2013 and 2012 was $16.59 and $15.01, respectively. No performance-based stock units were granted in fiscal 2011. There was

$1.3 million of unrecognized stock-based compensation expense related to performance-based stock units expected to vest. That cost is expected to be recognized over a weighted average period of approximately 1.0 years.

Stock Option Awards

We used the Black-Scholes option-pricing model to value our stock options. No stock options have been issued since 2011. Using this option-pricing model, the fair value of each stock option award was estimated on the date of grant. The fair value of the stock option awards, which are subject to pro-rata vesting generally over 3 years, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumptions were based on the historical volatility of the stock over a term equal to the expected term of the option granted. The expected terms of stock option awards granted were derived from historical exercise experience under the stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is ten years, as well as the vesting period of an award, which is generally pro-rata vesting over three years. The risk-free interest rates were based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted. The expected dividend yields were based on the expected annual dividend divided by the market price of our common stock at the time of declaration.

The weighted average assumptions relating to the valuation of our stock options for fiscal 2011 were as follows:

Weighted average fair value of grants	$6.49
Expected volatility	66%
Expected term (years)	4.5 years
Risk-free interest rate	1.8%
Expected dividend yield	1.5%

Stock option activity for fiscal 2013 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	3,851,830	$15.91
Granted	—	—
Exercised	(780,656)	12.56
Canceled or expired	(428,905)	23.70

Outstanding, end of period	2,642,269	$15.63	5.01	$9,174

Vested and expected to vest at February 1, 2014	2,627,964	$15.65	5.00	$9,111
Exercisable at February 1, 2014	2,243,041	$16.04	4.63	$7,861

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess, if any, of the closing stock price on the last trading day of fiscal 2013 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on February 1, 2014. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 (based on the difference between our stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $4.3 million, $20.8 million and $5.2 million, respectively.

As of February 1, 2014, there was $0.4 million of total unrecognized compensation expense related to unvested stock options. That expense is expected to be recognized over a weighted average period of 0.4 years.

Cash received from option exercises for fiscal 2013 was $9.8 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $1.7 million for fiscal 2013.

Employee Stock Purchase Plan

We sponsor an employee stock purchase plan (“ESPP”) under which substantially all full-time employees are given the right to purchase shares of our common stock during each of the two specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2013, 2012 and 2011, approximately 187,000, 132,000, and 72,000 shares, respectively, were purchased under the ESPP. Cash received from purchases under the ESPP for fiscal 2013 was $2.6 million.

Share Repurchase Program

During fiscal 2013, we repurchased 13.8 million shares, at a total cost of approximately $245.0 million. On December 19, 2013, we announced that our Board approved a new $300 million share repurchase program of our outstanding common stock, and cancelled in its entirety the prior $300 million share repurchase program, which had $55.0 million remaining. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

11.	RETIREMENT PLANS:

We have a 401(k) defined contribution employee benefit plan (the “Plan”) covering substantially all employees upon completion of one year of service, working 1,000 hours or more, and are at least age 21. Employees’ rights to Company contributions vest fully upon completing five years of service, with incremental vesting starting in service year two. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2013, 2012 and 2011, our costs under the Plan were approximately $3.5 million, $3.2 million, and $2.8 million, respectively.

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

12.	INCOME TAXES:

The income tax provision consisted of the following:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)
Current:
Federal	$58,000	$95,410	$52,245
Foreign	12	—	—
State	7,557	17,001	11,366
Deferred:
Federal	8,479	(2,585)	17,991
State	1,752	(1,626)	1,498

Total income tax provision	$75,800	$108,200	$83,100

The foreign component of pre-tax income (loss), arising principally from operating foreign stores, for fiscal 2013, 2012, and 2011 was ($0.6) million, $0.0 million, and $0.0 million respectively.

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011

Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	3.0	3.5	3.8
Goodwill Impairment	18.0	—	—
Enhanced Charitable Contribution	(1.8)	(0.7)	(1.1)
Other items, net	(0.7)	(0.3)	(0.6)

Total	53.5%	37.5%	37.1%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in thousands)

Deferred tax assets:
Accrued liabilities and allowances	$10,694	$20,103
Accrued straight-line rent	18,124	17,533
Stock-based compensation	18,388	17,822
Other	4,197	4,540

Total deferred tax assets	51,403	59,998

Deferred tax liabilities:
Other	(1,148)	—
Prepaid expenses	(5,759)	(5,360)
Property related	(45,452)	(40,719)
Other intangible assets	(51,291)	(53,894)

Total deferred tax liabilities	(103,650)	(99,973)

Net deferred tax liability	$(52,247)	$(39,975)

A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2013, fiscal 2012 and fiscal 2011 is as follows:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
	(in thousands)

Balance at beginning of year	$4,715	$3,677	$3,628
Additions for tax positions of prior years	12	506	167
Reductions for tax positions of prior years	—	—	(81)
Additions for tax positions for the current year	461	694	442
Settlements with tax authorities	(1,114)	(63)	(306)
Reductions due to lapse of applicable statutes of limitation	(118)	(99)	(173)

Balance at end of year	$3,956	$4,715	$3,677

Included in the February 1, 2014, February 2, 2013, and January 28, 2012 balances were $2.6 million, $3.1 million, and $2.4 million respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.

Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. For fiscal 2013, 2012 and 2011, we accrued $0.4 million per year for interest and penalties. We had approximately $2.3 million, $2.4 million and $2.1 million, respectively for the payment of interest and penalties accrued at February 1, 2014, February 2, 2013 and January 28, 2012, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.

In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment when the federal return is filed. Our fiscal 2011 year has been examined and a full acceptance letter issued. For fiscal 2012, all issues have been resolved during the post-file review process and we are awaiting a full acceptance letter.

With few exceptions, we are no longer subject to state and local examinations for years before fiscal 2009. Various state examinations are currently underway for fiscal periods spanning from 2004 through 2012; however, we do not expect any significant change to our uncertain tax positions within the next year.

In September 2013, the Internal Revenue Service enacted final guidance regarding the deduction and capitalization of expenditures related to tangible property (“tangible property regulations”). The tangible property regulations clarify and expand sections 162(a) and 263(a) of the Internal Revenue Code, which relate to amounts paid to acquire, produce, or improve tangible property. Additionally, the tangible property regulations provide final guidance under section 167 regarding accounting for and retirement of depreciable property and regulations under section 168 relating to the accounting for property under the Modified Accelerated Cost Recovery System. The tangible property regulations affect all taxpayers that acquire, produce, or improve tangible property, and generally apply to taxable years beginning on or after January 1, 2014, which will impact the fiscal year ending January 31, 2015. We evaluated the tangible property regulations and believe the regulations will not have a significant impact on our financial condition or results of operations.

13.	NET EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income:

	February 1, 2014	February 2, 2013	January 28, 2012
	(dollars in thousands)

Numerator

Net income	$65,883	$180,219	$140,874
Net income and dividends declared allocated to unvested restricted stock	(1,746)	(3,309)	(1,834)

Net income available to common shareholders	$64,137	$176,910	$139,040

Denominator

Weighted average common shares outstanding – basic	155,047,529	162,988,767	169,152,870
Dilutive effect of stock options and PSUs outstanding	947,332	1,130,313	1,097,574

Weighted average common and common equivalent shares outstanding – diluted	155,994,861	164,119,080	170,250,444

Net income per common share:
Basic	$0.41	$1.09	$0.82

Diluted	$0.41	$1.08	$0.82

In fiscal 2013, 2012 and 2011, 922,532, 1,391,228 and 3,823,166 potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to stock option awards and performance-based stock units, because the effect of including these potential shares was antidilutive.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	Net Sales	Gross Margin	Net Income (Loss)	Net Income (Loss) Per Common Share - Basic	Net Income (Loss) Per Common and Common Equivalent Share - Diluted
	(dollars in thousands)
Fiscal year ended February 1, 2014:
First quarter	$670,722	$386,844	$51,122	$0.31	$0.31
Second quarter	649,503	356,142	43,588	0.27	0.27
Third quarter	655,579	364,010	(28,479)	(0.18)	(0.18)
Fourth quarter	610,233	309,635	(348)	0.00	0.00

Fiscal year ended February 2, 2013:
First quarter	$650,817	$378,596	$53,645	$0.32	$0.32
Second quarter	641,722	362,180	53,395	0.32	0.32
Third quarter	636,665	364,296	41,657	0.25	0.25
Fourth quarter	651,853	346,728	31,522	0.20	0.19

Each quarter in fiscal 2013 and 2012 contained 13 weeks, except for the fourth quarter of fiscal 2012, which contained 14 weeks.

15.	SUBSEQUENT EVENTS:

On February 27, 2014, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share on our common stock. The dividend will be payable on March 31, 2014 to shareholders of record at the close of business on March 17, 2014. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2014 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992). Based on our evaluation, management concluded that internal control over financial reporting was effective as of February 1, 2014.

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

The Company’s independent certified registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements included in this annual report, issued an attestation report on the Company’s internal control over financial reporting as of February 1, 2014, which follows.

Report of Independent Registered Certified Public Accounting Firm

The Board of Directors and Shareholders of Chico’s FAS, Inc.

We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Chico’s FAS, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Chico’s FAS, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 1, 2014 of Chico’s FAS, Inc. and subsidiaries and our report dated March 14, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tampa, Florida

March 14, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information about our executive officers, directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and our audit committee financial expert and Section 16(a) beneficial ownership reporting compliance in our 2014 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in our 2014 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included in our 2014 Annual Meeting proxy statement and is incorporated herein by reference.

Equity Compensation Plan Information

The following table shows information concerning our equity compensation plans as of the end of the fiscal year ended February 1, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,642,269	$15.63	9,014,485
Equity compensation plans not approved by security holders	—	—	—

Total	2,642,269	$15.63	9,014,485

(1)	Includes shares authorized for issuance under the Company’s 2012 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included in our 2014 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included in our 2014 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are contained in Item 8:

(2)	The following Financial Statement Schedules are included herein:

Schedules are not submitted because they are not applicable or not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

2.1*	Agreement and Plan of Merger dates as of August 16, 2011 by and among the Company, Harbor DTC, Inc., Boston Proper, Inc. and others (Filed as Exhibit 2.1 to the Company’s Form 10-Q for the period ended July 30, 2011 as filed with the Commission on August 24, 2011). Exhibits and schedules omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish any such omitted exhibit or schedule supplementally to the Commission upon request.

3.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)

3.2*	Composite Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K as filed with the Commission on March 24, 2010)

4.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)

4.2*	Composite Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K as filed with the Commission on March 24, 2010)

4.3*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)

4.4	Form of specimen Common Stock Certificate

10.1*	Employment letter agreement between the Company and Donna Noce Colaco, with employment commencing on August 6, 2007 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 4, 2007, as filed with the Commission on August 29, 2007)

10.2*	Employment letter agreement between the Company and Kent A. Kleeberger, with employment commencing on November 1, 2007 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on October 23, 2007)

10.3*	Employment letter agreement between the Company and David F. Dyer, dated as of January 7, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on January 8, 2009)

10.4*	Amendment No. 1 to employment letter agreement between the Company and David F. Dyer, dated March 5, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 12, 2009)

10.5*	Employment letter agreement between the Company and Cynthia S. Murray, dated as of January 29, 2009 (Filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)

10.6*	Employment letter agreement between the Company and Laurie Van Brunt, dated as of April 21, 2010 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 1, 2010, as filed with the Commission on May 28, 2010)

10.7*	Employment letter agreement between the Company and Sara K. Stensrud, dated as of July 6, 2010 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010)

10.8*	Employment letter agreement between the Company and Pamela K Knous, with employment commencing on June 23, 2011 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 23, 2011)

10.9*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

10.10*	First Amendment to the 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.11*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.12*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.13*	First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)

10.14*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.15*	First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)

10.16*	Amended and Restated 2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)

10.17*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.18*	Revised Form of 2002 Omnibus Stock and Incentive Plan Stock Option Agreement for Employees (Filed as Exhibit 10.22 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.19*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.20*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 2010, as filed with the Commission on March 28, 2008)

10.21*	Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.22*	Form of 2002 Omnibus Stock and Incentive Plan Performance-Based Restricted Stock Agreement for Employees (Filed as Exhibit 10.26 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.23*	Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Commission on March 27, 2010)

10.24*	Form of 2002 Omnibus Stock and Incentive Plan Performance Share Unit Agreement for Employees (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended January 30, 2010, as filed with the Commission on March 24, 2010)

10.25*	Form of 2012 Omnibus Stock and Incentive Plan (Filed as Exhibit 4.4 to the Company’s Form 8-K, as filed with Commission on August 1, 2012)

10.26*	Chico’s FAS, Inc. 2002 Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 30, 2011, as filed with the Commission on August 24, 2011)

10.27*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.28*	First Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 5, 2006)

10.29*	Second Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 13, 2007)

10.30*	Amended and Restated Chico’s FAS, Inc. Cash Bonus Incentive Plan (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010.

10.31*	Chico’s Amended and Restated Executive Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 2010, as filed with the Commission on March 28, 2008)

10.32*	Amendment No. 1 to Chico’s FAS, Inc. Executive Severance Plan (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)

10.33*	Amendment No. 2 to Chico’s FAS, Inc. Executive Severance Plan

10.34*	Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10- K for the year ended February 2, 2008, as filed with the Commission on March 28, 2008)

10.35*	Amendment No. 1 to Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)

10.36*	Amendment No. 2 to Chico’s FAS, Inc. Vice President Severance Plan

10.37*	Participation Agreement with Kent A. Kleeberger (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on March 6, 2008)

10.38*	Participation Agreement with Pamela K Knous (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended April 28, 2012, as filed with the Commission on May 22, 2012)

10.39*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)

10.40*	Indemnification Agreements with Betsy S. Atkins, John W. Burden, III, Verna K. Gibson, and Ross E. Roeder (Filed as Exhibits 10.1-10.3 and 10.8 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)

10.41*	Indemnification Agreement with A. Alexander Rhodes (Filed as Exhibit 10.2 to the Company’s Form 8-K as filed with the Commission on May 2, 2006)

10.42*	Indemnification Agreements with John J. Mahoney and David F. Dyer (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)

10.43*	Indemnification Agreement with Andrea M. Weiss (Filed as Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.44*	Indemnification Agreement with Stephen E. Watson (Filed as Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.45*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.46*	Chico’s FAS, Inc. 2005 Deferred Compensation Plan effective January 1, 2005 (amended and restated January 1, 2008) (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2008, as filed with the Commission on December 9, 2008)

10.47*	Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (Filed as Exhibit 10.54 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.48*	Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of July 27, 2011 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 29, 2011)

10.49*	Amendment No. 1 to Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of September 14, 2011 (Filed as Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 23, 2011)

10.50*	Indemnification Agreement with Janice L. Fields (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 7, 2013)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO’S FAS, INC.

By:	/s/ David F. Dyer
DAVID F. DYER
President, Chief Executive Officer and Director

Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Dyer	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 14, 2014
David F. Dyer

/s/ Pamela K Knous	Executive Vice President, Chief Financial Officer	March 14, 2014
Pamela K Knous

/s/ David M. Oliver	Chief Accounting Officer	March 14, 2014
David M. Oliver

/s/ Ross E. Roeder	Chairman of the Board	March 14, 2014
Ross E. Roeder

/s/ Janice L. Fields	Director	March 14, 2014
Janice L. Fields

/s/ Verna K. Gibson	Director	March 14, 2014
Verna K. Gibson

/s/ John J. Mahoney	Director	March 14, 2014
John J. Mahoney

/s/ David F. Walker	Director	March 14, 2014
David F. Walker

/s/ Stephen E. Watson	Director	March 14, 2014
Stephen E. Watson

/s/ Andrea M. Weiss	Director	March 14, 2014
Andrea M. Weiss