Form 10-Q
period 2014-05-03
CHICOS FAS INC
filed 2014-05-30
CIK 897429

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
May 3, 2014	001-16435

Chico’s FAS, Inc.

(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

At May 23, 2014, the registrant had 153,241,543 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 3, 2014		May 4, 2013
	Amount	% of Sales	Amount	% of Sales
Net sales:
Chico’s/Soma Intimates	$440,121	64.6%	$424,661	63.3%
White House | Black Market	217,173	31.9%	220,398	32.9%
Boston Proper	24,311	3.5%	25,663	3.8%

Total net sales	681,605	100.0%	670,722	100.0%
Cost of goods sold	298,714	43.8%	283,878	42.3%

Gross margin	382,891	56.2%	386,844	57.7%
Selling, general and administrative expenses	319,049	46.8%	304,899	45.5%
Acquisition and integration costs	—	0.0%	914	0.1%

Income from operations	63,842	9.4%	81,031	12.1%
Interest income, net	40	0.0%	191	0.0%

Income before income taxes	63,882	9.4%	81,222	12.1%
Income tax provision	24,000	3.5%	30,100	4.5%

Net income	$39,882	5.9%	$51,122	7.6%

Per share data:
Net income per common share - basic	$0.26		$0.31

Net income per common and common equivalent share - diluted	$0.26		$0.31

Weighted average common shares outstanding - basic	148,475		158,584

Weighted average common and common equivalent shares outstanding - diluted	149,044		159,536

Dividends declared per share	$0.15		$0.11

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net income	$39,882	$51,122
Other comprehensive income:
Unrealized losses on marketable securities, net of taxes	(28)	(63)

Foreign currency translation adjustment, net of taxes	(9)	—

Comprehensive income	$39,845	$51,059

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	May 3, 2014	February 1, 2014	May 4, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$80,529	$36,444	$85,616
Marketable securities, at fair value	90,984	116,002	202,769
Inventories	268,917	238,145	243,472
Prepaid expenses and other current assets	51,801	50,698	55,280

Total Current Assets	492,231	441,289	587,137

Property and Equipment, net	636,614	631,050	614,423

Other Assets:
Goodwill	171,427	171,427	238,693
Other intangible assets, net	117,107	118,196	126,665
Other assets, net	10,210	9,229	8,206

Total Other Assets	298,744	298,852	373,564

	$1,427,589	$1,371,191	$1,575,124

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$148,858	$131,254	$152,123
Other current and deferred liabilities	155,579	142,073	160,004

Total Current Liabilities	304,437	273,327	312,127

Noncurrent Liabilities:
Deferred liabilities	143,789	138,874	137,929
Deferred taxes	49,694	49,887	52,221

Total Noncurrent Liabilities	193,483	188,761	190,150

Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,532	1,522	1,621
Additional paid-in capital	385,730	382,088	355,162
Retained earnings	542,332	525,381	715,911
Accumulated other comprehensive income	75	112	153

Total Stockholders’ Equity	929,669	909,103	1,072,847

	$1,427,589	$1,371,191	$1,575,124

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Cash Flows From Operating Activities:
Net income	$39,882	$51,122
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	30,083	29,124
Deferred tax (benefit) expense	(1,164)	4,169
Stock-based compensation expense	6,474	7,492
Excess tax benefit from stock-based compensation	(925)	(1,028)
Deferred rent and lease credits	(4,671)	(4,263)
Loss on disposal and impairment of property and equipment	—	281
Changes in assets and liabilities:
Inventories	(30,772)	(36,623)
Prepaid expenses and other assets	(2,084)	1,545
Accounts payable	6,111	13,823
Accrued and other liabilities	24,534	(2,193)

Net cash provided by operating activities	67,468	63,449

Cash Flows From Investing Activities:
Decrease in marketable securities	25,010	69,666
Purchases of property and equipment, net	(34,506)	(34,599)

Net cash (used in) provided by investing activities	(9,496)	35,067

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	2,945	3,067
Excess tax benefit from stock-based compensation	925	1,028
Dividends paid	(11,439)	(8,939)
Repurchase of common stock	(6,309)	(64,915)

Net cash used in financing activities	(13,878)	(69,759)

Effects of exchange rate changes on cash and cash equivalents	(9)	—

Net increase in cash and cash equivalents	44,085	28,757
Cash and Cash Equivalents, Beginning of period	36,444	56,859

Cash and Cash Equivalents, End of period	$80,529	$85,616

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$68	$85
Cash paid for income taxes, net	$272	$648

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

May 3, 2014

(Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 1, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014.

As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.

Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 3, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Note 2. Stock-Based Compensation

For the thirteen weeks ended May 3, 2014 and May 4, 2013, stock-based compensation expense was $6.5 million and $7.5 million, respectively. As of May 3, 2014, approximately 7.3 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.

Restricted Stock Awards

Restricted stock award activity for the thirteen weeks ended May 3, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	3,883,134	$15.13
Granted	1,333,960	16.49
Vested	(889,645)	15.62
Forfeited	(140,650)	15.65

Unvested, end of period	4,186,799	15.44

Performance-based restricted stock award activity for the thirteen weeks ended May 3, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	17,222	$13.69
Granted	—	—
Vested	(17,222)	13.69
Forfeited	—	—

Unvested, end of period	—	—

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

May 3, 2014

(Unaudited)

Performance-based Restricted Stock Units

For the thirteen weeks ended May 3, 2014, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2014. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.

Performance-based restricted stock unit activity for the thirteen weeks ended May 3, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested, beginning of period	485,935	$15.01
Granted	657,000	16.51
Vested	(240,596)	15.01
Forfeited	(18,166)	15.30

Unvested, end of period	884,173	16.12

Stock Option Awards

For the thirteen weeks ended May 3, 2014 and May 4, 2013, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options.

Stock option activity for the thirteen weeks ended May 3, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,642,269	$15.63
Granted	—	—
Exercised	(145,256)	11.80
Forfeited or expired	(76,471)	20.23

Outstanding, end of period	2,420,542	15.72

Exercisable at May 3, 2014	2,326,038	$15.86

Note 3. Earnings Per Share

In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of earnings per common share pursuant to the “two-class” method. For us, participating securities are composed entirely of unvested restricted stock awards and PSUs that have met their relevant performance criteria.

Earnings per share (“EPS”) is determined using the two-class method, as it is more dilutive than the treasury stock method. Basic EPS excludes dilution and is computed by dividing net income available to common

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

May 3, 2014

(Unaudited)

stockholders by the weighted-average number of common shares outstanding during the period, including the participating securities. Diluted EPS reflects the dilutive effect of potential common shares from non-participating securities such as stock options and PSUs.

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of income (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013

Numerator
Net income	$39,882	$51,122

Net income and dividends declared allocated to participating securities	(1,055)	(1,187)

Net income available to common shareholders	$38,827	$49,935

Denominator
Weighted average common shares outstanding - basic	148,475	158,584

Dilutive effect of non-participating securities	569	952

Weighted average common and common equivalent shares outstanding - diluted	149,044	159,536

Net income per common share:
Basic	$0.26	$0.31

Diluted	$0.26	$0.31

For the thirteen weeks ended May 3, 2014 and May 4, 2013, 0.7 million and 1.6 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Note 4. Fair Value Measurements

Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan and accounts receivable and payable. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.

Marketable securities are classified as available-for-sale and as of May 3, 2014 generally consist of corporate bonds, municipal bonds, and U.S. government and agency securities with $63.9 million of securities with maturity dates within one year or less and $27.1 million with maturity dates over one year and less than two years.

We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the condensed consolidated balance sheets as they are

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

May 3, 2014

(Unaudited)

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

The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1	-	Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2	-	Unadjusted quoted prices in active markets for similar assets or liabilities, or; Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or; Inputs other than quoted prices that are observable for the asset or liability

Level 3	-	Unobservable inputs for the asset or liability

We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts, and assets held in our non-qualified deferred compensation plan. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party pricing entities, except for U.S. government securities which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our condensed consolidated balance sheets.

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

During the quarter ended May 3, 2014, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 3, 2014, February 1, 2014 and May 4, 2013, we did not have any Level 3 cash equivalents or marketable securities. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

May 3, 2014

(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of May 3, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$5,661	$5,661	$—	$—
Marketable securities:				—
Municipal securities	35,961	—	35,961	—
U.S. government securities	2,260	2,260	—	—
U.S. government agencies	6,009	—	6,009	—
Corporate bonds	46,754	—	46,754	—
Non Current Assets
Deferred compensation plan	7,279	7,279	—	—

Total	$103,924	$15,200	$88,724	$—

	Balance as of February 1, 2014
Current Assets
Cash equivalents:
Money market accounts	$7,509	$7,509	$—	$—
Marketable securities:				—
Municipal securities	51,519	—	51,519	—
U.S. government securities	9,812	9,812	—	—
U.S. government agencies	9,020	—	9,020	—
Corporate bonds	45,651	—	45,651	—
Non Current Assets
Deferred compensation plan	6,299	6,299	—	—

Total	$129,810	$23,620	$106,190	$—

	Balance as of May 4, 2013
Current Assets
Cash equivalents:
Money market accounts	$11,376	$11,376	$—	$—
Marketable securities:
Municipal securities	79,973	—	79,973	—
U.S. government securities	33,659	33,659	—	—
U.S. government agencies	8,008	—	8,008	—
Corporate bonds	76,131	—	76,131	—
Commercial paper	4,998	—	4,998	—
Non Current Assets
Deferred compensation plan	4,878	4,878	—	—

Total	$219,023	$49,913	$169,110	$—

Chico’s FAS, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

May 3, 2014

(Unaudited)

Note 5. Subsequent Events

The Company is not aware of any material subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and our 2013 Annual Report to Stockholders.

Executive Overview

We are a leading omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items operating under the Chico’s, White House | Black Market (“WH|BM”), Soma Intimates and Boston Proper brand names. We earn revenues and generate cash through the sale of merchandise in our retail stores, on our various websites, through our call center which takes orders for all of our brands, and through our international franchise arrangements.

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

Net sales for the first quarter of fiscal 2014 were $681.6 million, an increase of 1.6% compared to $670.7 million in last year’s first quarter. The increase reflected 99 net new stores for a 6.9% square footage increase since last year’s first quarter, offset by a decrease in comparable sales. Comparable sales for the first quarter decreased 2.6% following flat comparable sales in last year’s first quarter, reflecting lower average dollar sale as a result of the impact of a highly promotional environment in response to lower traffic due in part to inclement weather.

The Chico’s/Soma Intimates brands’ comparable sales increased 0.4% following a 2.8% decrease in last year’s first quarter. The Chico’s brand experienced a decrease of less than 1% in comparable sales in the first quarter compared to a mid-single digit decrease in last year’s first quarter, and the Soma Intimates brand experienced a high-single digit comparable sales increase in the first quarter compared to a mid-single digit increase in last year’s first quarter. The WH|BM brand’s comparable sales decreased 8.6% following a 6.4% increase in last year’s first quarter.

Net income for the first quarter of fiscal 2014 was $39.9 million, or $0.26 per diluted share, compared to net income of $51.1 million, or $0.31 per diluted share, in last year’s first quarter, reflecting lower net income and the impact of approximately 10.3 million shares repurchased since the end of the first quarter last year.

Second Quarter-to-Date Sales Update

For the fiscal 2014 second quarter, unaudited total sales and comparable sales through May 26, 2014 increased approximately 5% and 1%, respectively, compared to the same period last year.

Long-term Financial Objectives

The Company’s goal remains to establish financial targets that are both sustainable and reflect strong growth metrics. The Company believes that by delivering on its long-term financial objectives to increase sales by a low double-digit percentage and diluted earnings per share by a mid-teen percentage over the long-term, the Company will provide its shareholders with substantial value.

Consistent with these objectives, the Company is pursuing previously announced strategic initiatives to fuel future growth, including enhanced omni-channel capabilities as well as testing international expansion and the opening of our first Boston Proper stores.

RESULTS OF OPERATIONS

Thirteen Weeks Ended May 3, 2014 Compared to the Thirteen Weeks Ended May 4, 2013

The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	Thirteen Weeks Ended
	May 3, 2014		May 4, 2013
	(dollars in thousands)
Chico’s/Soma Intimates	$440,121	64.6%	$424,661	63.3%
WH|BM	217,173	31.9%	220,398	32.9%
Boston Proper	24,311	3.5%	25,663	3.8%

Total net sales	$681,605	100.0%	$670,722	100.0%

Net sales for the quarter increased 1.6% to $681.6 million from $670.7 million in last year’s first quarter, primarily reflecting 99 net new stores for a 6.9% square footage increase since last year’s first quarter, offset by a decrease in comparable sales. Comparable sales for the first quarter decreased 2.6% following flat comparable sales in last year’s first quarter, reflecting lower average dollar sale as a result of the impact of a highly promotional environment in response to lower traffic due in part to inclement weather.

The Chico’s/Soma Intimates brands’ comparable sales increased 0.4% following a 2.8% decrease in last year’s first quarter. The Chico’s brand experienced a decrease of less than 1% in comparable sales in the first quarter compared to a mid-single digit decrease in last year’s first quarter, and the Soma Intimates brand experienced a high-single digit comparable sales increase in the first quarter compared to a mid-single digit increase in last year’s first quarter. The WH|BM brand’s comparable sales decreased 8.6% following a 6.4% increase in last year’s first quarter.

Cost of Goods Sold/Gross Margin

The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(dollars in thousands)
Cost of goods sold	$298,714	$283,878
Gross margin	$382,891	$386,844
Gross margin percentage	56.2%	57.7%

For the first quarter of fiscal 2014, gross margin was $382.9 million compared to $386.8 million in last year’s first quarter. Gross margin was 56.2% of net sales, a 150 basis point decrease from last year’s first quarter, primarily reflecting increased promotional activity in response to lower traffic, partially offset by lower incentive compensation as a percent of net sales.

Selling, General and Administrative Expenses

The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended May 3, 2014 and May 4, 2013:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(dollars in thousands)
Selling, general and administrative expenses	$319,049	$304,899
Percentage of total net sales	46.8%	45.5%

For the first quarter of 2014, SG&A was $319.0 million compared to $304.9 million in last year’s first quarter. SG&A was 46.8% of net sales, a 130 basis point increase from last year’s first quarter, primarily reflecting sales deleverage of store expenses and the impact of approximately $4 million in investment spending on strategic initiatives, partially offset by lower incentive compensation as a percent of net sales.

Net Income and Earnings Per Diluted Share

Net income for the first quarter of fiscal 2014 was $39.9 million, or $0.26 per diluted share, compared to net income of $51.1 million, or $0.31 per diluted share, in last year’s first quarter, reflecting lower net income and the impact of approximately 10.3 million shares repurchased since the end of the first quarter last year.

Liquidity and Capital Resources

We believe that our existing cash and marketable securities balances and cash generated from operations will be sufficient to fund capital expenditures, working capital needs, dividend payments, potential share repurchases, commitments, and other liquidity requirements associated with our operations for the foreseeable future. Furthermore, while it is our intention to repurchase our stock and pay a quarterly cash dividend in the future, any determination to repurchase additional shares of our stock or pay future dividends will be made by the Board of Directors and will depend on our stock price, future earnings, financial condition, and other factors considered by the Board.

Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omni-channel capabilities, including: new, expanded, relocated and remodeled stores; and information technology.

Operating Activities

Net cash provided by operating activities for the first quarter of fiscal 2014 was $67.5 million, an increase of approximately $4.0 million from last year’s first quarter. The increase primarily reflected the impact of working capital changes, partially offset by lower net income in the first quarter of fiscal 2014. The changes in working capital primarily reflected the impact of lower incentive compensation on accrued and other liabilities, partially offset by an increase in prepaid expenses and other assets in the first quarter of fiscal 2014.

Investing Activities

Net cash used in investing activities for the first quarter of fiscal 2014 was $9.5 million compared to $35.1 million provided by investing activities in last year’s first quarter, reflecting a $25.0 million decrease in marketable securities in the first quarter of fiscal 2014 to fund general business operating needs compared to a $69.7 million decrease in last year’s first quarter related to $60 million in share repurchases. Investing activities in the first quarter of fiscal 2014 included net purchases of property and equipment totaling $34.5 million compared to $34.6 million in last year’s first quarter.

Financing Activities

Net cash used in financing activities for the first quarter of fiscal 2014 was $13.9 million compared to $69.8 million in last year’s first quarter, reflecting $60.0 million in share repurchases under our publicly announced repurchase program in last year’s first quarter.

Credit Facility

In fiscal 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of May 3, 2014, no borrowings are outstanding under the Credit Facility.

New Store Openings

During the first quarter of fiscal 2014, we had 24 net openings, consisting of 9 Chico’s, 3 WH|BM, 10 Soma and 2 Boston Proper stores. Currently, we expect our net new stores in fiscal 2014 to increase approximately 6%, reflecting net openings of approximately 19 Chico’s, 21 WH|BM, 34 Soma stores and 15 Boston Proper stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.

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

These statements, including those in this Form 10-Q and those in press releases or made orally, relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “expects,” “believes,” “anticipates,” “plans,” “estimates,” “approximately,” “our planning assumptions,” “future outlook,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 14, 2014 and the following:

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

Litigation

In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters including the matters described in Item 1 of Part II of this quarterly report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 3, 2014, cannot be ascertained. Although these matters could affect the consolidated operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of our financial instruments as of May 3, 2014 has not significantly changed since February 1, 2014. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.

Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of May 3, 2014, we did not have any outstanding borrowings on our line of credit.

Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal bonds, corporate bonds, and U.S. government and agency securities. The marketable securities portfolio as of May 3, 2014, consisted of $63.9 million of securities with maturity dates within one year or less and $27.1 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of May 3, 2014, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $0.7 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.2 million.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded. We expect that management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ending January 31, 2015 will be based on the 2013 COSO Framework and that the change will not be significant to our overall control structure over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was named as a defendant in a putative class action filed in February 2014 in the Superior Court of the State of California for the County of Sacramento: Toni Delfierro, et al, v. White House Black Market, Inc. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements, and failure to reimburse business expenses, among other things. The Company denies the material allegations of the Complaint. The Company believes that its policies and procedures for paying its associates comply with all applicable California laws. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Other than as noted above, we are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 1A.	RISK FACTORS

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2013 Annual Report on Form 10-K filed with the SEC on March 14, 2014 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2013 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
February 2, 2014 - March 1, 2014	368,861	$16.92	—	$300,000,000
March 2, 2014 - April 5, 2014	1,398	$16.17	—	$300,000,000
April 6, 2014 - May 3, 2014	2,865	$16.06	—	$300,000,000

Total	373,124	$16.91	—	$300,000,000

(a)	Represents 373,124 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b)	In December 2013, we announced a new $300 million share repurchase plan. The entire $300 million remained available at the end of the first quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 6. EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	May 30, 2014	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer

Date:	May 30, 2014	By:	/s/ Pamela K Knous
Pamela K Knous
Executive Vice President, Chief Financial Officer

Date:	May 30, 2014	By:	/s/ David M. Oliver
David M. Oliver
Vice President-Finance, Controller, and Chief Accounting Officer