Form 10-Q
period 2014-08-02
CHICOS FAS INC
filed 2014-08-29
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
August 2, 2014	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At August 22, 2014, the registrant had 152,790,789 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks Ended August 2, 2014 (Unaudited) and August 3, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Twenty-Six and Thirteen Weeks Ended August 2, 2014 (Unaudited) and August 3, 2013 (Unaudited)	4

	Condensed Consolidated Balance Sheets – August 2, 2014 (Unaudited), February 1, 2014 (Unaudited) and August 3, 2013 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 2, 2014 (Unaudited ) and August 3, 2013 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II – Other Information

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	21

Signatures		22

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales:
Chico’s/Soma Intimates	$872,009	64.4%	$839,395	63.6%	$431,888	64.3%	$414,734	63.8%
White House | Black Market	431,087	31.9%	425,488	32.2%	213,914	31.9%	205,090	31.6%
Boston Proper	49,639	3.7%	55,342	4.2%	25,328	3.8%	29,679	4.6%
Total net sales	1,352,735	100.0%	1,320,225	100.0%	671,130	100.0%	649,503	100.0%
Cost of goods sold	618,372	45.7%	577,239	43.7%	319,658	47.6%	293,361	45.2%
Gross margin	734,363	54.3%	742,986	56.3%	351,472	52.4%	356,142	54.8%
Selling, general and administrative expenses	623,786	46.1%	591,161	44.7%	304,737	45.4%	286,262	44.0%
Acquisition and integration costs	—	0.0%	914	0.1%	—	0.0%	—	0.0%
Income from operations	110,577	8.2%	150,911	11.5%	46,735	7.0%	69,880	10.8%
Interest income (expense), net	31	0.0%	299	0.0%	(9)	0.0%	108	0.0%
Income before income taxes	110,608	8.2%	151,210	11.5%	46,726	7.0%	69,988	10.8%
Income tax provision	40,600	3.0%	56,500	4.3%	16,600	2.5%	26,400	4.1%
Net income	$70,008	5.2%	$94,710	7.2%	$30,126	4.5%	$43,588	6.7%
Per share data:
Net income per common share-basic	$0.46		$0.58		$0.20		$0.27
Net income per common and common equivalent share–diluted	$0.46		$0.58		$0.20		$0.27
Weighted average common shares outstanding–basic	148,584		157,379		148,694		156,589
Weighted average common and common equivalent shares outstanding–diluted	149,127		158,322		149,218		157,573
Dividends declared per share	$0.225		$0.165		$0.075		$0.055

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net income	$70,008	$94,710	$30,126	$43,588
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of taxes	(52)	(151)	(24)	(88)
Foreign currency translation adjustment, net of taxes	(3)	—	6	—
Comprehensive income	$69,953	$94,559	$30,108	$43,500

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	August 2, 2014	February 1, 2014	August 3, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$114,387	$36,444	$93,417
Marketable securities, at fair value	94,276	116,002	208,434
Inventories	238,072	238,145	211,148
Prepaid expenses and other current assets	50,744	50,698	57,492
Total Current Assets	497,479	441,289	570,491
Property and Equipment, net	635,651	631,050	622,708
Other Assets:
Goodwill	171,427	171,427	238,693
Other intangible assets, net	116,017	118,196	125,988
Other assets, net	10,828	9,229	8,212
Total Other Assets	298,272	298,852	372,893
	$1,431,402	$1,371,191	$1,566,092
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$156,091	$131,254	$139,727
Other current and deferred liabilities	140,545	142,073	140,197
Total Current Liabilities	296,636	273,327	279,924
Noncurrent Liabilities:
Deferred liabilities	141,704	138,874	141,708
Deferred taxes	47,441	49,887	51,018
Total Noncurrent Liabilities	189,145	188,761	192,726
Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,530	1,522	1,609
Additional paid-in capital	393,031	382,088	366,032
Retained earnings	551,003	525,381	725,736
Accumulated other comprehensive income	57	112	65
Total Stockholders’ Equity	945,621	909,103	1,093,442
	$1,431,402	$1,371,191	$1,566,092

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013
Cash Flows From Operating Activities:
Net income	$70,008	$94,710
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	60,373	58,628
Deferred tax (benefit) expense	(4,443)	3,556
Stock-based compensation expense	12,684	14,304
Excess tax benefit from stock-based compensation	(1,196)	(1,437)
Deferred rent and lease credits	(9,221)	(8,602)
Loss on disposal and impairment of property and equipment	209	753
Changes in assets and liabilities:
Inventories	73	(4,299)
Prepaid expenses and other assets	(1,645)	(2,568)
Accounts payable	13,346	1,483
Accrued and other liabilities	12,952	(13,491)
Net cash provided by operating activities	153,140	143,037
Cash Flows From Investing Activities:
Purchases of marketable securities	(42,700)	(60,128)
Proceeds from sale of marketable securities	64,407	124,042
Purchases of property and equipment, net	(62,966)	(71,745)
Net cash used in investing activities	(41,259)	(7,831)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	4,297	7,900
Excess tax benefit from stock-based compensation	1,196	1,437
Dividends paid	(22,901)	(17,777)
Repurchase of common stock	(16,527)	(90,208)
Net cash used in financing activities	(33,935)	(98,648)
Effects of exchange rate changes on cash and cash equivalents	(3)	—
Net increase in cash and cash equivalents	77,943	36,558
Cash and Cash Equivalents, Beginning of period	36,444	56,859
Cash and Cash Equivalents, End of period	$114,387	$93,417
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$151	$182
Cash paid for income taxes, net	$36,812	$43,167

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 2, 2014
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 1, 2014, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 14, 2014.
As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks and twenty-six weeks ended August 2, 2014 are not necessarily indicative of the results that may be expected for the entire year.

Note 2. New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently assessing the potential impact of adopting this ASU, but do not, at this time, anticipate a material impact to our consolidated results of operations, financial position or cash flows.

Note 3. Stock-Based Compensation
For the twenty-six weeks ended August 2, 2014 and August 3, 2013, stock-based compensation expense was $12.7 million and $14.3 million, respectively. As of August 2, 2014, approximately 7.1 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.

Restricted Stock Awards
Restricted stock award activity for the twenty-six weeks ended August 2, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,883,134	$15.13
Granted	1,572,490	16.53
Vested	(982,907)	15.68
Forfeited	(162,029)	15.80
Unvested, end of period	4,310,688	15.49

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 2, 2014
(Unaudited)

Performance-based restricted stock award activity for the twenty-six weeks ended August 2, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	17,222	$13.69
Granted	—	—
Vested	(17,222)	13.69
Forfeited	—	—
Unvested, end of period	—	—
Performance-based Restricted Stock Units
For the twenty-six weeks ended August 2, 2014, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2014. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the twenty-six weeks ended August 2, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	485,935	$15.01
Granted	657,000	16.51
Vested	(240,596)	15.01
Forfeited	(18,166)	15.30
Unvested, end of period	884,173	16.12

Stock Option Awards
For the twenty-six weeks ended August 2, 2014 and August 3, 2013, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options.
Stock option activity for the twenty-six weeks ended August 2, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,642,269	$15.63
Granted	—	—
Exercised	(255,994)	11.98
Forfeited or expired	(172,238)	20.37
Outstanding, end of period	2,214,037	15.68
Exercisable at August 2, 2014	2,150,710	$15.82

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 2, 2014
(Unaudited)

Note 4. Earnings Per Share
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
Earnings per share (“EPS”) is determined using the two-class method, as it is more dilutive than the treasury stock method. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted EPS reflects the dilutive effect of potential common shares from non-participating securities such as stock options and PSUs.

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of income (in thousands, except per share amounts):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013

Numerator
Net income	$70,008	$94,710	$30,126	$43,588
Net income and dividends declared allocated to participating securities	(1,902)	(2,612)	(842)	(1,284)
Net income available to common shareholders	$68,106	$92,098	$29,284	$42,304
Denominator
Weighted average common shares outstanding – basic	148,584	157,379	148,694	156,589
Dilutive effect of non-participating securities	543	943	524	984
Weighted average common and common equivalent shares outstanding – diluted	149,127	158,322	149,218	157,573
Net income per common share:
Basic	$0.46	$0.58	$0.20	$0.27
Diluted	$0.46	$0.58	$0.20	$0.27

For the twenty-six weeks ended August 2, 2014 and August 3, 2013, 0.6 million and 1.1 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the thirteen weeks ended August 2, 2014 and August 3, 2013, 0.6 million and 1.0 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 2, 2014
(Unaudited)

Note 5. Fair Value Measurements
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan and accounts receivable and payable. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of August 2, 2014 generally consist of corporate bonds, municipal bonds, and U.S. government and agency securities with $53.4 million of securities with maturity dates within one year or less and $40.9 million with maturity dates over one year and less than two years.
We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
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

Level 3	—	Unobservable inputs for the asset or liability
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
During the quarter ended August 2, 2014, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of August 2, 2014, February 1, 2014 and August 3, 2013, we did not have any Level 3 cash equivalents or marketable securities. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 2, 2014
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of August 2, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$2,424	$2,424	$—	$—
Marketable securities:
Municipal securities	25,736	—	25,736	—
U.S. government securities	2,159	2,159	—	—
U.S. government agencies	15,520	—	15,520	—
Corporate bonds	50,861	—	50,861	—
Non Current Assets
Deferred compensation plan	7,560	7,560	—	—
Total	$104,260	$12,143	$92,117	$—

	Balance as of February 1, 2014
Current Assets
Cash equivalents:
Money market accounts	$7,509	$7,509	$—	$—
Marketable securities:
Municipal securities	51,519	—	51,519	—
U.S. government securities	9,812	9,812	—	—
U.S. government agencies	9,020	—	9,020	—
Corporate bonds	45,651	—	45,651	—
Non Current Assets
Deferred compensation plan	6,299	6,299	—	—
Total	$129,810	$23,620	$106,190	$—

	Balance as of August 3, 2013
Current Assets
Cash equivalents:
Money market accounts	$5,829	$5,829	$—	$—
Marketable securities:
Municipal securities	91,903	—	91,903	—
U.S. government securities	35,026	35,026	—	—
U.S. government agencies	5,008	—	5,008	—
Corporate bonds	76,497	—	76,497	—
Non Current Assets
Deferred compensation plan	5,092	5,092	—	—
Total	$219,355	$45,947	$173,408	$—

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 2, 2014
(Unaudited)

Note 6. Subsequent Events
The Company is not aware of any material subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and our 2013 Annual Report to Stockholders.

Executive Overview
We are a leading omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items operating under the Chico’s, White House | Black Market (“WH|BM”), Soma Intimates and Boston Proper brand names. We earn revenues and generate cash through the sale of merchandise in our domestic and international retail stores, on our various websites, through our call center which takes orders for all of our brands, and through our international franchise arrangements.
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
Net sales for the second quarter of fiscal 2014 were $671.1 million, an increase of 3.3% compared to $649.5 million in last year's second quarter. The increase reflected 98 net new stores for a 6.4% square footage increase since last year’s second quarter and comparable sales growth of 0.3%, partially offset by a $4.4 million decrease in Boston Proper net sales. The 0.3% increase in comparable sales for the second quarter was following a 2.6% decrease in last year’s second quarter, reflecting an increase in transaction count partially offset by a decrease in average dollar sale.
Net income for the second quarter of fiscal 2014 was $30.1 million, or $0.20 per diluted share, compared to net income of $43.6 million, or $0.27 per diluted share, in last year’s second quarter. The change in earnings per share reflects lower net income, partially offset by the impact of approximately 9.5 million shares repurchased since the end of the second quarter last year.
Net sales for the year-to-date period of fiscal 2014 were $1.353 billion, an increase of 2.5% compared to $1.320 billion in last year’s year-to-date period. Net income for the year-to-date period of fiscal 2014 was $70.0 million, or $0.46 per diluted share, compared to net income of $94.7 million, or $0.58 per diluted share, in last year's year-to-date period. The change in earnings per share reflects lower net income, partially offset by the impact of approximately 9.5 million shares repurchased since the end of the second quarter last year.

Long-term Financial Objectives
The Company’s goals remain to increase sales by a low double-digit percentage and diluted earnings per share by a mid-teen percentage; financial targets that we believe are both sustainable and reflect strong growth metrics. The Company believes that by delivering on these financial objectives over the long-term, the Company will provide its shareholders with substantial value despite occasional periods where we do not meet these objectives.

Consistent with these objectives, the Company is pursuing previously announced strategic initiatives to fuel future growth, including enhanced omni-channel capabilities, international expansion, testing of Boston Proper stores, and updating our various loyalty programs.

RESULTS OF OPERATIONS
Thirteen Weeks Ended August 2, 2014 Compared to the Thirteen Weeks Ended August 3, 2013
The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended August 2, 2014 and August 3, 2013:

	Thirteen Weeks Ended
	August 2, 2014		August 3, 2013

	(dollars in thousands)
Chico’s/Soma Intimates	$431,888	64.3%	$414,734	63.8%
WH|BM	213,914	31.9%	205,090	31.6%
Boston Proper	25,328	3.8%	29,679	4.6%
Total net sales	$671,130	100.0%	$649,503	100.0%
Net sales for the second quarter increased 3.3% to $671.1 million from $649.5 million in last year’s second quarter, primarily reflecting 98 net new stores for a 6.4% square footage increase since last year's second quarter and a 0.3% increase in comparable sales, partially offset by a $4.4 million decrease in Boston Proper net sales. The 0.3% increase in comparable sales for the second quarter was following a 2.6% decrease in last year’s second quarter, reflecting an increase in transaction count partially offset by a decrease in average dollar sale.
The Chico’s/Soma Intimates brands’ comparable sales increased 1.4% following a 3.1% decrease in last year’s second quarter. The Chico’s brand experienced an increase of slightly less than 1% in comparable sales in the second quarter compared to a mid-single digit decrease in last year’s second quarter, and the Soma Intimates brand experienced a mid-single digit comparable sales increase in the second quarter compared to a high-single digit increase in last year’s second quarter. The WH|BM brand’s comparable sales decreased 1.9% following a 1.5% decrease in last year’s second quarter.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended August 2, 2014 and August 3, 2013:

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013

	(dollars in thousands)
Cost of goods sold	$319,658	$293,361
Gross margin	$351,472	$356,142
Gross margin percentage	52.4%	54.8%
For the second quarter of fiscal 2014, gross margin was $351.5 million compared to $356.1 million in last year’s second quarter. Gross margin was 52.4% of net sales, a 240 basis point decrease from last year’s second quarter, primarily reflecting increased promotional activity in fiscal 2014 to sell through seasonal merchandise.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended August 2, 2014 and August 3, 2013:

	Thirteen Weeks Ended
	August 2, 2014	August 3, 2013

	(dollars in thousands)
Selling, general and administrative expenses	$304,737	$286,262
Percentage of total net sales	45.4%	44.0%
For the second quarter of fiscal 2014, SG&A was $304.7 million compared to $286.3 million in last year’s second quarter. SG&A was 45.4% of net sales, a 140 basis point increase from last year’s second quarter, primarily reflecting sales deleverage of store expenses, costs to support new store growth and the impact of approximately $5 million in incremental investment spending on strategic initiatives.
Provision for Income Taxes
Our effective tax rate for the second quarter of fiscal 2014 was 35.5%, compared to an effective tax rate of 37.7% in last year's second quarter. The effective tax rate for the current quarter reflects favorable state tax settlements.
Net Income and Earnings Per Diluted Share
Net income for the second quarter of fiscal 2014 was $30.1 million, or $0.20 per diluted share, compared to net income of $43.6 million, or $0.27 per diluted share in last year’s second quarter. The change in earnings per share reflects lower net income, partially offset by the impact of approximately 9.5 million shares repurchased since the end of the second quarter last year.

Twenty-Six Weeks Ended August 2, 2014 Compared to the Twenty-Six Weeks Ended August 3, 2013
The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the twenty-six weeks ended August 2, 2014 and August 3, 2013:

	Twenty-Six Weeks Ended
	August 2, 2014		August 3, 2013

	(dollars in thousands)
Chico’s/Soma Intimates	$872,009	64.4%	$839,395	63.6%
WH|BM	431,087	31.9%	425,488	32.2%
Boston Proper	49,639	3.7%	55,342	4.2%
Total net sales	$1,352,735	100.0%	$1,320,225	100.0%
Net sales for the year-to-date period increased 2.5% to $1.353 billion from $1.320 billion in last year’s year-to-date period, primarily reflecting 98 net new stores for a 6.4% square footage increase since last year's second quarter, partially offset by a $5.7 million decrease in Boston Proper net sales. Comparable sales for the year-to-date period decreased 1.2% following a 1.3% decrease in last year’s year-to-date period, reflecting lower average dollar sale as a result of the impact of a highly promotional environment due in part to inclement weather in the first quarter, partially offset by an increase in transaction count.
The Chico’s/Soma Intimates brands’ comparable sales increased 0.9% following a 3.0% decrease in last year’s year-to-date period. The Chico’s brand experienced flat comparable sales compared to a mid-single digit decrease in last year’s year-to-date period, and the Soma Intimates brand experienced a high-single digit comparable sales increase compared to a mid-single digit increase in last year’s year-to-date period. The WH|BM brand’s comparable sales decreased 5.4% following a 2.4% increase in last year’s year-to-date period.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the twenty-six weeks ended August 2, 2014 and August 3, 2013:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013

	(dollars in thousands)
Cost of goods sold	$618,372	$577,239
Gross margin	$734,363	$742,986
Gross margin percentage	54.3%	56.3%
Gross margin for the year-to-date period was $734.4 million compared to $743.0 million in last year’s year-to-date period. Gross margin was 54.3% of net sales, a 200 basis point decrease from fiscal 2013, primarily reflecting increased promotional activity in fiscal 2014 to sell through seasonal merchandise.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the twenty-six weeks ended August 2, 2014 and August 3, 2013:

	Twenty-Six Weeks Ended
	August 2, 2014	August 3, 2013

	(dollars in thousands)
Selling, general and administrative expenses	$623,786	$591,161
Percentage of total net sales	46.1%	44.7%

SG&A for the year-to-date period was $623.8 million compared to $591.2 million in last year’s year-to-date period. SG&A was 46.1% of net sales, a 140 basis point increase from last year’s year-to-date period, primarily reflecting sales deleverage of store expenses, costs to support new store growth and the impact of approximately $9 million in incremental investment spending on strategic initiatives.
Net Income and Earnings Per Diluted Share
Net income for the year-to-date period was $70.0 million compared to $94.7 million in last year’s year-to-date period, and earnings per diluted share for the year-to-date period were $0.46 compared to $0.58 per diluted share in last year’s year-to-date period. The change in earnings per share reflects lower net income, partially offset by the impact of approximately 9.5 million shares repurchased since the end of the second quarter last year.

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
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2014 was $153.1 million, an increase of approximately $10.1 million from the same period last year. This increase primarily reflected the benefit of changes in working capital, partially offset by lower net income and changes in deferred taxes related to lower incentive compensation. The changes in working capital primarily reflected the impact of lower incentive compensation on accrued and other liabilities and an increase in accounts payable leverage.

At the end of the second quarter of 2014, total inventories per selling square foot increased 2.5%, excluding in-transit inventories. The increase primarily reflected a slightly higher average unit cost for inventories on hand and forward fabric commitments. In-transit inventories increased by $11.2 million, primarily reflecting an increase in the amount and timing of shipping via ocean compared to 2013.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2014 was $41.3 million compared to $7.8 million in the same period last year, reflecting a $21.7 million decrease in marketable securities in fiscal 2014 to fund general business operating needs compared to a $63.9 million decrease in the same period last year related to $85.0 million in share repurchases. Investing activities in the year-to-date period of fiscal 2014 included net purchases of property and equipment totaling $63.0 million compared to $71.7 million in the same period last year.

Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2014 was $33.9 million compared to $98.6 million in the same period last year. The decrease in net cash used in financing activities primarily reflects $10.0 million in fiscal 2014 share repurchases under our publicly announced repurchase program, compared to $85.0 million in the same period last year, partially offset by an increase in dividends paid as a result of the per share dividend increase announced in the fourth quarter of fiscal 2013.

Credit Facility
In fiscal 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of August 2, 2014, no borrowings are outstanding under the Credit Facility.

New Store Openings
During the fiscal 2014 year-to-date period, we had 53 net openings, consisting of 14 Chico’s, 10 WH|BM, 22 Soma and 7 Boston Proper stores. Currently, we expect our net new stores in fiscal 2014 to increase approximately 6%, reflecting net openings of approximately 17 Chico’s, 19 WH|BM, 33 Soma stores and 15 Boston Proper stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

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
Litigation
In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters including the matters described in Item 1 of Part II of this quarterly report on Form 10-Q. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at August 2, 2014, cannot be ascertained. Although these matters could affect the consolidated operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk of our financial instruments as of August 2, 2014 has not significantly changed since February 1, 2014. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of August 2, 2014, we did not have any outstanding borrowings on our line of credit.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal bonds, corporate bonds, and U.S. government and agency securities. The marketable securities portfolio as of August 2, 2014, consisted of $53.4 million of securities with maturity dates within one year or less and $40.9 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of August 2, 2014, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $0.9 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.3 million.

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
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
May 4, 2014 - May 31, 2014	9,265	$16.16	—	$300,000
June 1, 2014 - July 5, 2014	597,516	$16.83	594,108	$290,000
July 6, 2014 - August 2, 2014	1,140	$15.63	—	$290,000
Total	607,921	$16.82	594,108	$290,000

(a) Includes 13,813 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In December 2013, we announced a $300 million share repurchase plan. There was approximately $290 million remaining under the program as of the end of the second quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1	Employment letter agreement between the Company and Miki R. Berardelli, dated as of June 10, 2014

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	August 29, 2014	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer

Date:	August 29, 2014	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Senior Vice President,
Chief Financial Officer

Date:	August 29, 2014	By:	/s/ David M. Oliver
David M. Oliver
Vice President-Finance, Controller, and
Chief Accounting Officer