Form 10-Q
period 2014-11-01
CHICOS FAS INC
filed 2014-11-26
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
November 1, 2014	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At November 19, 2014, the registrant had 152,935,126 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the Thirty-Nine and Thirteen Weeks Ended November 1, 2014 (Unaudited) and November 2, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirty-Nine and Thirteen Weeks Ended November 1, 2014 (Unaudited) and November 2, 2013 (Unaudited)	4

	Condensed Consolidated Balance Sheets – November 1, 2014 (Unaudited), February 1, 2014 (Unaudited) and November 2, 2013 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 1, 2014 (Unaudited ) and November 2, 2013 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II – Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

Signatures		25

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales:
Chico’s/Soma Intimates	$1,290,239	63.9%	$1,255,214	63.5%	$418,230	62.9%	$415,819	63.4%
White House | Black Market	655,639	32.5%	643,688	32.6%	224,552	33.7%	218,200	33.3%
Boston Proper	72,426	3.6%	76,902	3.9%	22,787	3.4%	21,560	3.3%
Total net sales	2,018,304	100.0%	1,975,804	100.0%	665,569	100.0%	655,579	100.0%
Cost of goods sold	920,148	45.6%	868,808	44.0%	301,776	45.3%	291,569	44.5%
Gross margin	1,098,156	54.4%	1,106,996	56.0%	363,793	54.7%	364,010	55.5%
Selling, general and administrative expenses	945,360	46.8%	899,689	45.5%	321,574	48.3%	308,528	47.1%
Goodwill and trade name impairment charges	—	0.0%	72,466	3.7%	—	0.0%	72,466	11.0%
Acquisition and integration costs	—	0.0%	914	0.0%	—	0.0%	—	0.0%
Income (loss) from operations	152,796	7.6%	133,927	6.8%	42,219	6.4%	(16,984)	(2.6)%
Interest income, net	75	0.0%	404	0.0%	44	0.0%	105	0.0%
Income (loss) before income taxes	152,871	7.6%	134,331	6.8%	42,263	6.4%	(16,879)	(2.6)%
Income tax provision	56,400	2.8%	68,100	3.4%	15,800	2.4%	11,600	1.7%
Net income (loss)	$96,471	4.8%	$66,231	3.4%	$26,463	4.0%	$(28,479)	(4.3)%
Per share data:
Net income (loss) per common share-basic	$0.63		$0.41		$0.17		$(0.18)
Net income (loss) per common and common equivalent share–diluted	$0.63		$0.41		$0.17		$(0.18)
Weighted average common shares outstanding–basic	148,577		156,662		148,564		155,228
Weighted average common and common equivalent shares outstanding–diluted	149,093		157,604		149,037		155,228
Dividends declared per share	$0.225		$0.165		$—		$—

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net income (loss)	$96,471	$66,231	$26,463	$(28,479)
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of taxes	(81)	(81)	(29)	70
Foreign currency translation adjustment, net of taxes	116	10	119	10
Comprehensive income (loss)	$96,506	$66,160	$26,553	$(28,399)

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	November 1, 2014	February 1, 2014	November 2, 2013

ASSETS
Current Assets:
Cash and cash equivalents	$67,172	$36,444	$52,524
Marketable securities, at fair value	124,042	116,002	197,235
Inventories	294,234	238,145	267,430
Prepaid expenses and other current assets	52,062	50,698	55,835
Total Current Assets	537,510	441,289	573,024
Property and Equipment, net	641,187	631,050	635,284
Other Assets:
Goodwill	171,427	171,427	171,427
Other intangible assets, net	114,927	118,196	119,269
Other assets, net	12,897	9,229	9,252
Total Other Assets	299,251	298,852	299,948
	$1,477,948	$1,371,191	$1,508,256
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$162,641	$131,254	$152,698
Other current and deferred liabilities	145,972	142,073	121,796
Total Current Liabilities	308,613	273,327	274,494
Noncurrent Liabilities:
Deferred liabilities	146,715	138,874	143,991
Deferred taxes	42,306	49,887	53,338
Total Noncurrent Liabilities	189,021	188,761	197,329
Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,529	1,522	1,588
Additional paid-in capital	401,110	382,088	372,325
Retained earnings	577,528	525,381	662,375
Accumulated other comprehensive income	147	112	145
Total Stockholders’ Equity	980,314	909,103	1,036,433
	$1,477,948	$1,371,191	$1,508,256

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013
Cash Flows From Operating Activities:
Net income	$96,471	$66,231
Adjustments to reconcile net income to net cash provided by operating activities —
Goodwill and trade name impairment charges	—	72,466
Depreciation and amortization	90,514	88,123
Deferred tax (benefit) expense	(9,204)	6,024
Stock-based compensation expense	20,041	19,542
Excess tax benefit from stock-based compensation	(1,654)	(1,281)
Deferred rent and lease credits	(13,754)	(13,299)
Loss on disposal and impairment of property and equipment	757	1,432
Changes in assets and liabilities:
Inventories	(56,089)	(60,581)
Prepaid expenses and other assets	(5,032)	(1,775)
Accounts payable	31,387	23,311
Accrued and other liabilities	27,655	(25,087)
Net cash provided by operating activities	181,092	175,106
Cash Flows From Investing Activities:
Purchases of marketable securities	(81,134)	(90,669)
Proceeds from sale of marketable securities	73,062	165,852
Purchases of property and equipment, net	(98,084)	(113,376)
Net cash used in investing activities	(106,156)	(38,193)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	5,930	10,176
Excess tax benefit from stock-based compensation	1,654	1,281
Dividends paid	(34,329)	(26,536)
Repurchase of common stock	(17,579)	(126,179)
Net cash used in financing activities	(44,324)	(141,258)
Effects of exchange rate changes on cash and cash equivalents	116	10
Net increase (decrease) in cash and cash equivalents	30,728	(4,335)
Cash and Cash Equivalents, Beginning of period	36,444	56,859
Cash and Cash Equivalents, End of period	$67,172	$52,524
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$230	$269
Cash paid for income taxes, net	$48,321	$62,162

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 1, 2014
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks and thirty-nine weeks ended November 1, 2014 are not necessarily indicative of the results that may be expected for the entire year.

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

Note 3. Stock-Based Compensation
For the thirty-nine weeks ended November 1, 2014 and November 2, 2013, stock-based compensation expense was $20.0 million and $19.5 million, respectively. As of November 1, 2014, approximately 7.4 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.
Restricted Stock Awards
Restricted stock award activity for the thirty-nine weeks ended November 1, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,883,134	$15.13
Granted	1,625,050	16.47
Vested	(1,195,585)	15.05
Forfeited	(311,665)	16.23
Unvested, end of period	4,000,934	15.61

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 1, 2014
(Unaudited)

Performance-based restricted stock award activity for the thirty-nine weeks ended November 1, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	17,222	$13.69
Granted	—	—
Vested	(17,222)	13.69
Forfeited	—	—
Unvested, end of period	—	—
Performance-based Restricted Stock Units
For the thirty-nine weeks ended November 1, 2014, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2014. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the thirty-nine weeks ended November 1, 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	485,935	$15.01
Granted	657,000	16.51
Vested	(240,596)	15.01
Forfeited	(55,352)	15.72
Unvested, end of period	846,987	16.13
 Stock Option Awards
For the thirty-nine weeks ended November 1, 2014 and November 2, 2013, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options.
Stock option activity for the thirty-nine weeks ended November 1, 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	2,642,269	$15.63
Granted	—	—
Exercised	(288,661)	11.98
Forfeited or expired	(272,146)	19.78
Outstanding, end of period	2,081,462	15.59
Exercisable at November 1, 2014	2,051,300	$15.67

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 1, 2014
(Unaudited)

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
In the third quarter of 2013, due to sales declines in the Boston Proper catalog business due to the increasingly competitive direct-to-consumer environment and the impact of integration efforts and new initiatives, we determined that certain Boston Proper intangibles were impaired and recorded a goodwill impairment charge of $67.3 million, reducing the carrying value of Boston Proper goodwill to $74.6 million and an impairment charge related to the Boston Proper trade name of $5.2 million pre-tax, reducing the carrying value of the Boston Proper trade name to $46.0 million.

Note 5. Earnings Per Share
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

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of income (loss) (in thousands, except per share amounts):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013

Numerator
Net income (loss)	$96,471	$66,231	$26,463	$(28,479)
Net income and dividends declared allocated to participating securities	(2,648)	(1,785)	(745)	—
Net income (loss) available to common shareholders	$93,823	$64,446	$25,718	$(28,479)
Denominator
Weighted average common shares outstanding – basic	148,577	156,662	148,564	155,228
Dilutive effect of non-participating securities	516	942	473	—
Weighted average common and common equivalent shares outstanding – diluted	149,093	157,604	149,037	155,228
Net income (loss) per common share:
Basic	$0.63	$0.41	$0.17	$(0.18)
Diluted	$0.63	$0.41	$0.17	$(0.18)

For the thirty-nine weeks ended November 1, 2014 and November 2, 2013, 0.6 million and 1.0 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 1, 2014
(Unaudited)

For the thirteen weeks ended November 1, 2014 and November 2, 2013, 0.5 million and 0.8 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Note 6. Fair Value Measurements
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan and accounts receivable and payable. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of November 1, 2014 generally consist of corporate bonds, commercial paper, municipal bonds, and U.S. government and agency securities with $92.6 million of securities with maturity dates within one year or less and $31.4 million with maturity dates over one year and less than two years.
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
From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived assets, goodwill and other intangible assets for impairment using company-specific assumptions which would fall within Level 3 of the fair value hierarchy. During the third quarter of fiscal 2013, we recorded a $72.5 million pre-tax impairment charge related to assets measured at fair value on a non-recurring basis, comprised of $67.3 million in Boston Proper goodwill impairment and $5.2 million pre-tax in Boston Proper trade name impairment.
To assess the fair value of Boston Proper goodwill, we utilized both an income approach and a market approach. Inputs used to calculate the fair value based on the income approach primarily included estimated future cash flows for the catalog business, discounted at a rate that approximates a rate that would be used by a market participant. Inputs used to calculate the fair value based on the market approach included identifying multiples of sales and earnings based on guidelines for publicly traded companies and recent transactions.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 1, 2014
(Unaudited)

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
During the quarter ended November 1, 2014, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of November 1, 2014, February 1, 2014 and November 2, 2013, we did not have any Level 3 cash equivalents or marketable securities. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 1, 2014
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of November 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$2,721	$2,721	$—	$—
Marketable securities:
Municipal securities	22,103	—	22,103	—
U.S. government securities	1,403	1,403	—	—
U.S. government agencies	20,313	—	20,313	—
Corporate bonds	49,225	—	49,225	—
Commercial paper	30,998	—	30,998	—
Non Current Assets
Deferred compensation plan	8,085	8,085	—	—
Total	$134,848	$12,209	$122,639	$—

	Balance as of February 1, 2014
Current Assets
Cash equivalents:
Money market accounts	$7,509	$7,509	$—	$—
Marketable securities:
Municipal securities	51,519	—	51,519	—
U.S. government securities	9,812	9,812	—	—
U.S. government agencies	9,020	—	9,020	—
Corporate bonds	45,651	—	45,651	—
Non Current Assets
Deferred compensation plan	6,299	6,299	—	—
Total	$129,810	$23,620	$106,190	$—

	Balance as of November 2, 2013
Current Assets
Cash equivalents:
Money market accounts	$17,291	$17,291	$—	$—
Marketable securities:
Municipal securities	81,963	—	81,963	—
U.S. government securities	32,194	32,194	—	—
U.S. government agencies	9,013	—	9,013	—
Corporate bonds	74,065	—	74,065	—
Non Current Assets
Deferred compensation plan	6,246	6,246	—	—
Total	$220,772	$55,731	$165,041	$—

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
November 1, 2014
(Unaudited)

Note 7. Subsequent Events
On November 25, 2014, we announced that our Board of Directors declared a quarterly dividend of $0.075 per share on our common stock. The dividend will be payable on December 22, 2014 to shareholders of record at the close of business on December 8, 2014. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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
Net sales for the third quarter of fiscal 2014 were $665.6 million, an increase of 1.5% compared to $655.6 million in last year's third quarter. The increase reflected 87 net new stores for a 5.4% square footage increase since last year’s third quarter, partially offset by a 1.6% decrease in comparable sales. The 1.6% decrease in comparable sales for the third quarter was following a 1.4% decrease in last year’s third quarter, reflecting a decrease in average dollar sale partially offset by an increase in transaction count.
Net income for the third quarter of fiscal 2014 was $26.5 million, or $0.17 per diluted share, compared to a net loss of $28.5 million, or $0.18 per diluted share, in last year’s third quarter. Results for the third quarter of fiscal 2013 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $64.3 million after-tax, or $0.40 per diluted share. The change in earnings per share reflects higher net income and the impact of approximately 7.3 million shares repurchased since the end of the third quarter last year.
Net sales for the year-to-date period of fiscal 2014 were $2.018 billion, an increase of 2.2% compared to $1.976 billion in last year’s year-to-date period. Net income for the year-to-date period of fiscal 2014 was $96.5 million, or $0.63 per diluted share, compared to net income of $66.2 million, or $0.41 per diluted share, in last year's year-to-date period. The change in earnings per share reflects higher net income and the impact of approximately 7.3 million shares repurchased since the end of the third quarter last year.
Long-term Financial Objectives
The Company’s goals remain to increase sales by a low double-digit percentage and diluted earnings per share by a mid-teen percentage; financial targets that we believe are both sustainable and reflect strong growth metrics. The Company believes that by delivering on these financial objectives over the long-term, the Company will provide its shareholders with substantial value despite periods where we do not meet these objectives.
Consistent with these objectives, the Company is pursuing previously announced strategic initiatives to fuel future growth, including enhanced omni-channel capabilities, international expansion, testing the use of physical store fronts for Boston Proper, and updating our various loyalty programs.

RESULTS OF OPERATIONS
Thirteen Weeks Ended November 1, 2014 Compared to the Thirteen Weeks Ended November 2, 2013
The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended November 1, 2014 and November 2, 2013:

	Thirteen Weeks Ended
	November 1, 2014		November 2, 2013

	(dollars in thousands)
Chico’s/Soma Intimates	$418,230	62.9%	$415,819	63.4%
WH|BM	224,552	33.7%	218,200	33.3%
Boston Proper	22,787	3.4%	21,560	3.3%
Total net sales	$665,569	100.0%	$655,579	100.0%
Net sales for the third quarter increased 1.5% to $665.6 million from $655.6 million in last year’s third quarter, primarily reflecting 87 net new stores for a 5.4% square footage increase since last year's third quarter, partially offset by a 1.6% decrease in comparable sales. The 1.6% decrease in comparable sales for the third quarter was following a 1.4% decrease in last year’s third quarter, reflecting a decrease in average dollar sale partially offset by an increase in transaction count.
The Chico’s/Soma Intimates brands’ comparable sales decreased 1.6% following a 3.3% decrease in last year’s third quarter. The Chico’s brand experienced a low single digit decrease in comparable sales in the third quarter compared to a mid-single digit decrease in last year’s third quarter, and the Soma Intimates brand experienced a mid-single digit comparable sales increase in the third quarter compared to a high-single digit increase in last year’s third quarter. The WH|BM brand’s comparable sales decreased 1.4% following a 2.5% increase in last year’s third quarter. Boston Proper net sales increased $1.2 million during the current third quarter as compared to last year, primarily due to additional new stores.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended November 1, 2014 and November 2, 2013:

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013

	(dollars in thousands)
Cost of goods sold	$301,776	$291,569
Gross margin	$363,793	$364,010
Gross margin percentage	54.7%	55.5%
For the third quarter of fiscal 2014, gross margin was $363.8 million compared to $364.0 million in last year’s third quarter. Gross margin was 54.7% of net sales, an 80 basis point decrease from last year’s third quarter, primarily reflecting increased promotional activity to sell through seasonal merchandise.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended November 1, 2014 and November 2, 2013:

	Thirteen Weeks Ended
	November 1, 2014	November 2, 2013

	(dollars in thousands)
Selling, general and administrative expenses	$321,574	$308,528
Percentage of total net sales	48.3%	47.1%
For the third quarter of fiscal 2014, SG&A was $321.6 million compared to $308.5 million in last year’s third quarter. SG&A was 48.3% of net sales, a 120 basis point increase from last year’s third quarter, primarily reflecting sales deleverage of store expenses, the impact of approximately $5 million in incremental investment spending on strategic initiatives and cycling the reversal of incentive compensation in fiscal 2013.
Goodwill and Trade Name Impairment Charges
In last year's third quarter, the Company determined that certain Boston Proper intangibles were impaired and recorded $72.5 million in pre-tax, non-cash goodwill and trade name impairment charges. These impairment charges were the result of sales declines in the Boston Proper catalog business due to the increasingly competitive direct-to-consumer environment and the impact of integration efforts and new initiatives. The $72.5 million Boston Proper impairment charges included $67.3 million related to goodwill impairment and $5.2 million related to the trade name impairment.
In the third quarter of 2014, Boston Proper's sales performance has shown improvement. The Company will perform its annual test for goodwill impairment during the fourth quarter of fiscal 2014.
Provision for Income Taxes
Our effective tax rate for the third quarter of fiscal 2014 was 37.4%, compared to an effective tax rate of (68.7)% in last year's third quarter. The income tax provision of $11.6 million and effective tax rate of (68.7)% in last year's third quarter reflects the impact of the Boston Proper goodwill and trade name impairment charges on the annual effective tax rate. Excluding the tax impact of the Boston Proper goodwill and trade name impairment charges, the 2013 third quarter effective tax rate would have been 35.6% compared to an effective tax rate of 37.4% in the third quarter of fiscal 2014, primarily reflecting federal tax and refund claims filed in the third quarter of 2013.
Net Income (Loss) and Earnings (Loss) Per Diluted Share
Net income for the third quarter of fiscal 2014 was $26.5 million, or $0.17 per diluted share, compared to a net loss of $28.5 million, or $0.18 per diluted share in last year’s third quarter. Results for the third quarter of fiscal 2013 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $64.3 million after-tax, or $0.40 per diluted share. The change in earnings per share reflects higher net income and the impact of approximately 7.3 million shares repurchased since the end of the third quarter last year.
Thirty-Nine Weeks Ended November 1, 2014 Compared to the Thirty-Nine Weeks Ended November 2, 2013
The following table depicts net sales by Chico’s/Soma Intimates, WH|BM and Boston Proper in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 1, 2014 and November 2, 2013:

	Thirty-Nine Weeks Ended
	November 1, 2014		November 2, 2013

	(dollars in thousands)
Chico’s/Soma Intimates	$1,290,239	63.9%	$1,255,214	63.5%
WH|BM	655,639	32.5%	643,688	32.6%
Boston Proper	72,426	3.6%	76,902	3.9%
Total net sales	$2,018,304	100.0%	$1,975,804	100.0%
Net sales for the year-to-date period increased 2.2% to $2.018 billion from $1.976 billion in last year’s year-to-date period, primarily reflecting 87 net new stores for a 5.4% square footage increase since last year's third quarter, partially offset by a 1.3% decrease in comparable sales. The 1.3% decrease in comparable sales for the year-to-date period was following a 1.3% decrease in last year’s year-to-date period, reflecting lower average dollar sale partially offset by an increase in transaction count.
The Chico’s/Soma Intimates brands’ comparable sales increased 0.1% following a 3.1% decrease in last year’s year-to-date period. The Chico’s brand experienced a decrease of slightly less than 1% in comparable sales compared to a mid-single digit decrease in last year’s year-to-date period, and the Soma Intimates brand experienced a mid-single digit comparable sales increase compared to a high-single digit increase in last year’s year-to-date period. The WH|BM brand’s comparable sales decreased 4.0% following a 2.5% increase in last year’s year-to-date period. Boston Proper net sales decreased $4.5 million, during the current year-to-date period as compared to last year, primarily reflecting decreased customer demand.

Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirty-nine weeks ended November 1, 2014 and November 2, 2013:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013

	(dollars in thousands)
Cost of goods sold	$920,148	$868,808
Gross margin	$1,098,156	$1,106,996
Gross margin percentage	54.4%	56.0%
Gross margin for the year-to-date period was $1.098 billion compared to $1.107 billion in last year’s year-to-date period. Gross margin was 54.4% of net sales, a 160 basis point decrease from fiscal 2013, primarily reflecting increased promotional activity to sell through seasonal merchandise.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 1, 2014 and November 2, 2013:

	Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013

	(dollars in thousands)
Selling, general and administrative expenses	$945,360	$899,689
Percentage of total net sales	46.8%	45.5%

SG&A for the year-to-date period was $945.4 million compared to $899.7 million in last year’s year-to-date period. SG&A was 46.8% of net sales, a 130 basis point increase from last year’s year-to-date period, primarily reflecting sales deleverage of store expenses and the impact of approximately $14 million in incremental investment spending on strategic initiatives.
Goodwill and Trade Name Impairment Charges
In last year's third quarter, the Company determined that certain Boston Proper intangibles were impaired and recorded $72.5 million in pre-tax, non-cash goodwill and trade name impairment charges. These impairment charges were the result of sales declines in the Boston Proper catalog business due to the increasingly competitive direct-to-consumer environment and the impact of integration efforts and new initiatives. The $72.5 million Boston Proper impairment charges included $67.3 million related to goodwill impairment and $5.2 million related to the trade name impairment.
In the third quarter of 2014, Boston Proper's sales performance has shown improvement. The Company will perform its annual test for goodwill impairment during the fourth quarter of fiscal 2014.
Provision for Income Taxes
Our effective tax rate for the year-to-date period of fiscal 2014 was 36.9%, compared to an effective tax rate of 50.7% in last year's year-to-date period. The income tax provision of $68.1 million and effective tax rate of 50.7% in last year's year-to-date period reflects the impact of the Boston Proper goodwill and trade name impairment charges on the annual effective tax rate. Excluding the tax impact of the Boston Proper goodwill and trade name impairment charges, last year's year-to-date effective tax rate would have been 36.9% compared to an effective tax rate of 36.9% in the year-to-date period of fiscal 2014.
Net Income and Earnings Per Diluted Share
Net income for the year-to-date period was $96.5 million compared to $66.2 million in last year’s year-to-date period, and earnings per diluted share for the year-to-date period were $0.63 compared to $0.41 per diluted share in last year’s year-to-date period. Results for the year-to-date period of fiscal 2013 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $64.3 million after-tax, or $0.40 per diluted share. The change in earnings per share reflects higher net income and the impact of approximately 7.3 million shares repurchased since the end of the third quarter last year.

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
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2014 was $181.1 million, an increase of approximately $6.0 million from the same period last year. This increase primarily reflected the benefit of changes in working capital and higher fiscal 2014 net income, partially offset by changes in deferred taxes related to lower incentive compensation and the impact of goodwill and trade name impairment charges in last year's year-to-date period. The changes in working capital primarily reflected the impact of accrued income taxes in fiscal 2014 and incentive compensation in fiscal 2013.

At the end of the third quarter of 2014, total inventories per selling square foot increased 1.6%, excluding in-transit inventories. In-transit inventories increased by $10.0 million, primarily reflecting an increase in the length of in-transit times for ocean shipments, as well as delays at West Coast ports.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2014 was $106.2 million compared to $38.2 million in the same period last year, reflecting an $8.1 million increase in marketable securities in fiscal 2014 related to the investment of cash from operations compared to a $75.2 million decrease in the same period last year related to $120.0 million in share repurchases. Investing activities in the year-to-date period of fiscal 2014 included net purchases of property and equipment totaling $98.1 million compared to $113.4 million in the same period last year.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2014 was $44.3 million compared to $141.3 million in the same period last year. The decrease in net cash used in financing activities primarily reflects $10.0 million in fiscal 2014 share repurchases under our publicly announced repurchase program, compared to $120.0 million in the same period last year, partially offset by an increase in dividends paid as a result of the per share dividend increase announced in the fourth quarter of fiscal 2013.
Credit Facility
In fiscal 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.

The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of November 1, 2014, no borrowings are outstanding under the Credit Facility.
New Store Openings
During the fiscal 2014 year-to-date period, we had 85 net openings, consisting of 21 Chico’s, 20 WH|BM, 31 Soma and 13 Boston Proper stores. Currently, we expect our net new stores in fiscal 2014 to increase approximately 6%, reflecting net openings of approximately 17 Chico’s, 18 WH|BM, 31 Soma stores and 15 Boston Proper stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.
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
The market risk of our financial instruments as of November 1, 2014 has not significantly changed since February 1, 2014. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of November 1, 2014, we did not have any outstanding borrowings on our line of credit.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including corporate bonds, commercial paper, municipal bonds, and U.S. government and agency securities. The marketable securities portfolio as of November 1, 2014, consisted of $92.6 million of securities with maturity dates within one year or less and $31.4 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of November 1, 2014, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $0.9 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.3 million.

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

In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at November 1, 2014, cannot be ascertained. Although these matters could affect the consolidated operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.
The Company was named as a defendant in a putative class action filed in February 2014 in the Superior Court of the State of California for the County of Sacramento: Toni Delfierro, et al, v. White House Black Market, Inc. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements, and failure to reimburse business expenses, among other things. The Company denies the material allegations of the Complaint and believes that its policies and procedures for paying its associates comply with all applicable California laws. In mid-October, the Company and the plaintiffs agreed to settle this matter. The settlement is subject to the review and approval of the Court, which is not expected to occur until approximately mid-fiscal 2015. If approved by the Court, the settlement amount will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
August 3, 2014 - August 30, 2014	55,177	$15.43	—	$290,000
August 31, 2014 - October 4, 2014	4,799	$15.03	—	$290,000
October 5, 2014 - November 1, 2014	8,559	$15.08	—	$290,000
Total	68,535	$15.36	—	$290,000

(a) Represents 68,535 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In December 2013, we announced a $300 million share repurchase plan. There was approximately $290 million remaining under the program as of the end of the third quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

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

CHICO’S FAS, INC.

Date:	November 26, 2014	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer

Date:	November 26, 2014	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Senior Vice President,
Chief Financial Officer

Date:	November 26, 2014	By:	/s/ David M. Oliver
David M. Oliver
Vice President-Finance, Controller, and
Chief Accounting Officer