Form 10-K
period 2015-01-31
CHICOS FAS INC
filed 2015-03-09
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015

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
Approximately $2,360,000,000 as of August 2, 2014 (based upon the closing sales price reported by the NYSE and published in the Wall Street Journal on August 4, 2014).
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, par value $.01 per share – 154,159,961 shares as of March 2, 2015.
Documents incorporated by reference:
Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 25, 2015.

CHICO’S FAS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED JANUARY 31, 2015

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

Overview
Chico’s FAS, Inc.1, is a cultivator of brands serving the lifestyle needs of fashion-savvy women 35 years and older. The Company’s portfolio of brands currently consists of four brands: Chico’s, White House | Black Market (“WH|BM”), Soma Intimates (“Soma”), and Boston Proper. Our omni-channel brands are all specialty retailers of private label women’s apparel, accessories, and related products, which are available to customers in our domestic and international retail stores, through our websites, via telephone through our call centers for our catalogs and through an unaffiliated franchise partner in Mexico. While each of our brands has a distinct customer base, the overall portfolio caters to a broad age and economic demographic, with customer ages from 35 and older and household incomes ranging from $50,000 to well over $100,000.
Since 1983, we have grown by offering high quality and unique merchandise, supported by compelling marketing and outstanding, personalized customer service. Since 2003, we have also grown by the acquisition or organic development of other specialty retail concepts and execution of our omni-channel capabilities.
As of January 31, 2015, we operated 1,547 stores across 48 states, Puerto Rico, the U.S. Virgin Islands and Canada, and sold merchandise through 19 franchise locations in and around Mexico City. Our merchandise is also available through our e-commerce websites and call centers.
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
The distinctive nature of Chico’s clothing is carried through to its sizing. Chico’s uses international sizing, comprising of sizes 000, 00 (size 0-2), 0 (size 4-6), 1 (size 8-10), 2 (size 12-14), 3 (size 16-18), and 4 (size 20-22). Chico’s will occasionally offer half-sizes (up to 4.5), one-size-fits-all, petite sizes, short and tall inseams, and small, medium and large sizing for some items. The relaxed nature of the clothing allows us to utilize this kind of sizing and thus offer a wide selection of clothing without having to invest in a large number of different sizes within a single style.

____________________________

1	As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc., a Florida corporation, and all of its wholly-owned subsidiaries.

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
WH|BM uses American sizes in the 00-14 range (with online sizes up to size 16), including petite sizing, as well as short and long inseams, which we believe is appropriate for the target WH|BM customer. The fit of the WH|BM clothing is tailored to complement the figure of a body-conscious woman, while still remaining comfortable.
Soma Intimates
The Soma brand, which began operations in 2004, primarily sells exclusively designed, private branded lingerie, sleepwear, loungewear and beauty products focusing on women who are 35 years old and over with a moderate to high income level. Soma offers innovative lingerie, sleepwear, loungewear and beauty, with designer quality at affordable prices. The lingerie category includes bras, panties, shapewear and swimwear while the loungewear category includes tops, bottoms and dresses. Bras range in size from 32A-44G. The sleepwear and loungewear offerings utilize extra small to extra-extra large sizing. The beauty category consists of the Enticing and Oh My Gorgeous lines of fine fragrance. The Soma brand product offerings are developed by working closely with a small number of its independent suppliers to design proprietary products in-house and, in some cases, it includes designs provided by its independent suppliers under labels other than the Soma label.
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

Our Business Strategy
Our overall business strategy is focused on building and cultivating a portfolio of high-performing retail brands serving the fashion needs of women 35 years and older. In the near term, we are focused on increasing the sales volume and profitability of our existing brands. Over the long term, we may build our brand portfolio by considering the organic development or acquisition of other specialty retail concepts when our research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.
We pursue the growth of the brands in our portfolio by building our omni-channel capabilities, which includes managing our store base and our growing online presence, executing innovative marketing plans, effectively leveraging expenses and optimizing the potential of each of our four brands. We have invested heavily in our omni-channel capabilities in order to allow customers to experience our brands, not a channel within our brands. In essence, we view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. To that end, we often refer to our brands’ respective websites as “our largest store” within the brand.

Under this integrated, omni-channel approach, we encourage our customers to take advantage of each of our sales channels in whatever way best fits their needs and we do not differentiate or promote any particular sales channel over another. Customers may shop our products through one channel and consummate the purchase through a different channel. Our domestic customers have the option to return merchandise to a store or to our Distribution Center, regardless of the channel used for purchase. We believe this omni-channel approach meets our customers’ expectations, enhances the customer experience, contributes to the overall success of our brands, reflects that our customers do not differentiate between channels, and is consistent with how we have planned and managed our business for the last several years. As a result, we maintain a shared inventory platform for our operations, allowing us to fulfill orders for all channels from our distribution center in Winder, Georgia. We also fulfill in-store orders directly from other stores or our distribution center and offer domestic online and catalog customers the option to return items in our stores.
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
As part of our continuous efforts to improve our overall strategy while seeking to enhance and support our long-term growth, we have announced new capital allocation and cost reduction initiatives that are focused on advancing our omni-channel capabilities in order to improve the overall customer experience, reducing overall capital expenditures, re-balancing our store fleet, effectively managing other expenses and improving our inventory management.
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
We also serve our customers’ needs and build customer loyalty through our customer rewards programs. In fiscal 2014, the Company updated its rewards programs for WH|BM and Soma. Our programs are designed to reward our most loyal customers and deliver an omni-channel shopping experience by leveraging the rich data our customers share with us to deliver a relevant and engaging experience with our brands.

•
Chico’s. The Chico’s customer rewards program is known as the “Passport” program and is designed to encourage repeat sales and foster customer loyalty for the brand. A Chico’s customer signs up to join the Passport program at no cost, initially as a “preliminary” member. Features of the program include discounts, special promotions, free shipping, invitations to private sales, and advance notice regarding new Chico’s merchandise.

•
WH|BM. In fiscal 2014, the WH|BM rewards program re-launched as “WH|BM Rewards” and includes tier-based discounts, special promotions, free shipping and invitations to private sales based on annual spend. These benefits will be continuously evaluated in conjunction with our overall customer relationship management and marketing activities to ensure they remain a compelling reason for customers to shop at the WH|BM brand.

•
Soma. In fiscal 2014, Soma launched their own customer rewards program, known as "Love Soma Rewards". A Soma customer signs up to join at no cost and earns points based on purchases. Features of the program include reward coupons at specified loyalty point levels, exclusive promotions and free shipping.

Our Boutiques and Outlet Stores
Our boutiques are located in upscale outdoor destination shopping areas, indoor shopping malls, and some standalone street-front locations. Boutique locations are determined on the basis of various factors, including, but not limited to: geographic and demographic characteristics of the market, nearby competitors, our own network of existing boutiques, the location of the shopping venue, including the site within the shopping center, proposed lease terms, anchor or other co-tenants in a location, parking accommodations and convenience. We believe that we are innovative in the way we execute our real estate strategy, including obtaining occupancy cost reductions and negotiating better lease terms by leveraging our family of brands.
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

In fiscal 2015, we currently plan to open approximately 5 net new stores. We expect 1-5 net closures of Chico's stores, 0-4 net closures of WH|BM stores, 7-11 net openings of Soma stores, and 3-5 net openings of Boston Proper stores.
As of January 31, 2015, we operated 1,547 retail stores in 48 states, the U.S. Virgin Islands, Puerto Rico and Canada. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year[2]
Stores	2014	2013	2012	2011	2010
Stores at beginning of year	1,472	1,357	1,256	1,151	1,080
Opened	109	135	125	137	79
Closed	(34)	(20)	(24)	(32)	(8)
Total Stores	1,547	1,472	1,357	1,256	1,151

	Fiscal Year End
Stores by Brand	2014	2013	2012	2011	2010
Chico’s boutique	613	611	606	601	597
Chico’s outlet	118	110	99	83	63
Chico's Canada	3	—	—	—	—
Chico’s total	734	721	705	684	660
WH|BM boutique	441	436	398	364	342
WH|BM outlet	68	59	45	27	21
WH|BM Canada	5	3	—	—	—
WH|BM total	514	498	443	391	363
Soma Intimates boutique	263	232	193	164	120
Soma Intimates outlet	17	17	16	17	8
Soma Intimates total	280	249	209	181	128
Boston Proper boutique	19	4	—	—	—
Total Stores	1,547	1,472	1,357	1,256	1,151

________________________

2
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 31, 2015 ("fiscal 2014", "2014", or "current period"), February 1, 2014 (“fiscal 2013”, “2013”, or “prior period”), February 2, 2013 (“fiscal 2012”, or “2012”), January 28, 2012 (“fiscal 2011”, or “2011”), and January 29, 2011 (“fiscal 2010”, or “2010”). Each of these periods had 52 weeks, except for fiscal 2012, which consisted of 53 weeks.

Our Websites
Each of our brands has its own dedicated website, www.chicos.com, www.whbm.com, www.soma.com, and www.bostonproper.com, which provide customers the ability to browse our offerings, locate our stores, and order merchandise online. Our websites are designed to complement the in-store experience we deliver and play a vital role in our omni-channel strategy. Some items are only available online, such as extended size offerings and some clearance items. Online merchandise is also available through our call centers. We offer domestic online customers the option to return items in our stores. For fiscal 2015, we will continue to focus on our omni-channel approach to retailing by enhancing website functionality to improve the customer’s experience.
Our Catalogs
We currently mail a Chico’s, WH|BM, Soma and Boston Proper catalog or mailer to current and prospective customers approximately every month. These catalogs are designed to educate our customers about our products, assist with new customer acquisition, drive customers to our stores and websites and promote catalog sales.
Catalog sales for each of our brands are made through our call centers or online.
Marketing and Advertising
Our marketing program currently consists of the following omni-channel components:

•	Loyalty and rewards programs;

•	Direct marketing activities: direct mail and localized direct mail and calling campaigns;

•	Digital marketing efforts: paid search, mobile, e-mail, banner marketing, affiliates and search engine optimization;

•	National and local print and broadcast advertising;

•	Social media marketing;

•	Public relations and editorial; and

•	Social responsibility and outreach programs.
Over the last few years, we expanded our digital marketing efforts for our brands. We made significant investments in paid search with major online search platforms, appeared on banner ads on various high-traffic websites and mobile optimized our online experiences.
National and local print and broadcast advertising are key components of our marketing program and serve to drive traffic to our stores and websites as well as raise brand awareness for new customers.
Social media marketing is another strategy by which we can actively engage with current and prospective customers by offering them unique content including exclusive offers, sneak peeks into new collections, style advice, live chats and other special promotions. We believe that there is significant opportunity to innovate and grow our social media marketing efforts, including the use of social platforms such as Facebook, Twitter, Instagram, YouTube and Pinterest.
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

Information Technology
We are committed to having information systems that enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls. This effort includes testing of new products and applications so that we are able to take advantage of technological developments to support and enhance our processes across all areas of our business.

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
Product Sourcing
All of our brands purchase a significant percentage of their clothing and accessories from companies that manufacture merchandise in foreign countries. We may take ownership in the foreign country, at a designated point of entry into the United States, or at our DC depending on the specific terms of the sale. Approximately 24% of total purchases in fiscal 2014 were made from one supplier, compared to 23% with the same supplier in fiscal 2013.
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
For all of our brands, we regularly evaluate where to have our goods manufactured. Beginning in fiscal 2010, in response to decreased capacity and increased cost of labor in China, we began transitioning to suppliers located in other countries. In fiscal 2010, China sources accounted for approximately 63% of our merchandise cost. For fiscal 2014, China sources accounted for approximately 55% of our merchandise cost. Currently, we believe our product is appropriately distributed across countries of manufacture taking into consideration product quality execution, flexibility and speed at an acceptable cost and level of risk.
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
Our Marks include, but are not limited to: CHICO’S, PASSPORT, ZENERGY, SO SLIMMING, WHITE HOUSE BLACK MARKET, WORKKIT, FEEL BEAUTIFUL, WHBM REWARDS, SOMA, SOMA INTIMATES, VANISHING BACK, VANISHING EDGE, VANISHING TUMMY, OH MY GORGEOUS, PERFECT FORM, LOVE SOMA REWARDS, BOSTON PROPER and WEAR IT LIKE NO ONE ELSE. We have registered or are seeking to register a number of these Marks in the United States, Canada, Mexico and other foreign countries.

In the opinion of management, our rights in the Marks are important to our business. Accordingly, we intend to maintain our Marks and the related registrations and applications. We are not aware of any claims of infringement or other challenges to our rights to use any registered Marks in the United States.
Available Information
Our investor relations website is located at www.chicosfas.com. Through this website, we make available free of charge our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on

Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC and are available at www.sec.gov. This website also includes recent press releases, corporate governance information, beneficial ownership reports, institutional presentations, quarterly and institutional conference calls and other quarterly financial data, including historical store square footage.
Our Code of Ethics, which is applicable to all of our employees, including the principal executive officer, the principal financial officer and the Board of Directors, is posted on our investor relations website. Any amendments to or waivers from our Code of Ethics will also be available on this website. Copies of the charters of each of the Audit Committee, Compensation and Benefits Committee, Corporate Governance and Nominating Committee and Executive Committee as well as the Corporate Governance Guidelines, Insider Trading Policy, Terms of Commitment to Ethical Sourcing, and Stock Ownership Guidelines are available on this website or in print upon written request by any shareholder.
Employees
As of January 31, 2015, we employed approximately 23,800 people, approximately 30% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, approximately 90% of our employees worked in our boutique and outlet stores. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees. We currently contribute a significant portion of the cost of medical, dental and life and disability insurance coverage for eligible employees. We also offer a qualified 401(k) retirement plan with an employer matching contribution percentage and an employee stock purchase plan to substantially all employees, as well as a deferred compensation plan to a select group of management employees. All employees are also eligible to receive substantial discounts on our merchandise. We consider relations with our employees to be good.

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

Risks Associated With Our Business Strategy.
As noted on page 3, our overall business strategy is focused on building and cultivating a portfolio of high performing retail brands serving women 35 years and older. If we cannot successfully execute our business strategy, our consolidated financial condition and results of operations could be materially adversely impacted. There are numerous risks associated with this strategy including, but not limited to, the following:
Our ability to effectively implement and manage our business strategy.
Our long-term omni-channel business strategy is dependent upon a number of factors, including: testing of new retail concepts and products, effectively managing our store base, negotiating favorable lease terms, having the appropriate corporate resources to support our business strategies, sourcing levels of inventory in line with expected sales, hiring and training qualified employees, generating sufficient operating cash flows to fund expansion plans, and maintaining brand specific websites that offer the system functionality and security customers expect.
Our ability to identify and develop new concepts, brand extensions and new markets.
One aspect of our business strategy involves the strategic acquisition or organic development and growth of new concepts, brand extensions and new markets. Each of these involves risks such as the failure to achieve the results that we expect, significant capital expenditures, diversion of management’s attention from operational matters, difficulties integrating operations and personnel, difficulties associated with the retention of key personnel, customer acceptance, competition, product differentiation, and challenges to economies of scale in merchandise sourcing.
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
We have limited control over the availability or cost of appropriate locations within existing or new shopping centers or the success of individual shopping centers. Furthermore, factors beyond our control impact shopping centers, such as general economic conditions, weather conditions, consumer acceptance of new or existing shopping centers, regional demographic shifts, and consumer spending levels. Our store sales are dependent on a certain level of shopping center traffic and any large scale decline in shopping center traffic, whether because of a slowdown in the economy, a falloff in the popularity of shopping centers among our target customers, or otherwise, could have a material adverse effect on our business.
Our ability to anticipate and remain current with fashion trends and successfully introduce new products.
Our success is principally dependent upon our ability to gauge the fashion tastes of our customers and to provide a balanced assortment of merchandise that is on-trend and satisfies customer demand in a timely manner. The failure to anticipate, identify or react appropriately and in a timely manner to changes in fashion trends or demands, could lead to lower sales, missed opportunities, excess inventories and more frequent markdowns or inventory write-downs, as well as have a negative impact on our image and result in reduced brand loyalty.

Our ability to successfully expand internationally.
As of January 31, 2015, we operated 5 WH|BM and 3 Chico's stores in Canada. In addition, our franchisee in Mexico operated 19 Chico's franchise locations in and around Mexico City, Mexico. We have limited prior international store or franchise experience, where we face numerous operational obstacles, including already established competitors and new and different employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, and environmental issues, among other things. Furthermore, consumer demand, behavior, tastes, and purchasing trends may differ from our domestic operations and, as a result, sale of our merchandise may not be successful, or the margins on those sales may not be in line with those we currently anticipate. Our consolidated results of operations and financial condition may also be adversely affected by fluctuations in currency exchange rate. Any difficulties that we encounter as we expand our geographical coverage may divert financial, operational and managerial resources from our existing operations.

Risks Associated with General Economic Conditions.
Numerous economic conditions, all of which are outside of our control, could negatively affect the level of consumer spending on the merchandise that we offer. If these economic conditions persist for a sustained period, our consolidated financial condition and results of operations could be materially adversely impacted. These economic conditions include, but are not limited to, the following:
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
Our comparable sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. A variety of factors affect comparable sales and operating results, including changes in fashion trends, changes in our merchandise mix, customer acceptance of merchandise offerings, the volume of customer traffic in our stores and online, timing of marketing activities, calendar shifts of holiday periods, the periodic impact of a fifty-three week fiscal year, actions by competitors, new boutique openings, new competitor activity, weather conditions, and general economic conditions. In addition, our ability to address the challenges of sustained declining store traffic combined with a highly promotional retail environment may impact our comparable sales, operating results and ability to maintain or gain market share. Past comparable sales or operating results are not an indicator of future results.

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
Risks Associated with Our Information Technology Systems.
We rely on various information technology systems to manage our operations. Information technology systems are subject to numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of the systems that operate as anticipated, reliance on third party computer hardware, network and software providers, computer viruses, telecommunication failures, data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions, any of which could materially adversely impact our consolidated financial condition and results of operations. Additional risks include, but are not limited to, the following:

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
Cybersecurity.
We are subject to cybersecurity risks. Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, exfiltration, or damage. Our business involves the storage and/or transmission of customers’ personal information, shopping preferences and credit card information, as well as confidential information regarding our business, employees and other third parties. While we have implemented measures reasonably designed to prevent security breaches and cyber incidents, our measures may not be effective and any security breach or cyber incident could result in the loss or misuse of critical data and could have a material adverse effect on our business. Furthermore, the storage and transmission of such data is regulated at the international, federal, state and local levels. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. If we or our employees fail to comply with these laws and regulations or experience a data security breach, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.

Risks Associated With Our Sourcing and Distribution Strategies.
Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:
Our significant reliance on foreign sources of production.
The majority of our clothing and accessories are produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, the requirements of the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, imposition of new legislation relating to import quotas that may limit the quantity of goods that may be imported into the United States from countries in which we do business, imposition of new or increased duties, taxes, and other charges on imports, foreign exchange rate challenges and pressures presented by implementation of U.S. monetary policy, local business practice and political issues, including issues relating to compliance with our Terms of Commitment to Ethical Sourcing and domestic or international labor standards, transportation disruptions, natural disasters, delays in the delivery of cargo due to port security considerations or government funding, and seizure or detention of goods by U.S. Customs authorities. In particular, we continue to source a substantial portion of our merchandise from China. A change in the Chinese exchange rate, other policies affecting labor laws or the costs of goods in China could negatively impact our merchandise costs. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections or other factors, could negatively impact our financial performance.
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
We have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and our continued good relations with them. Approximately 24% of total purchases in fiscal 2014 and 23% of total purchases in 2013 were made from one supplier. We cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise.
Our suppliers’ ability to implement acceptable labor practices.
Although we have adopted our Terms of Commitment to Ethical Sourcing and use the services of third party audit firms to monitor compliance with these terms, we do not have absolute control over the ultimate actions or labor practices of our independent suppliers. As a result, we may do business with suppliers that are not as familiar with our supplier guidelines which may result in temporary noncompliance.
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
Competition.
We compete with local, national and international department stores, specialty and discount boutique chains, independent retail boutiques, and catalog and online businesses that market and sell similar lines of merchandise. Many competitors are significantly larger and have greater financial, marketing and other resources and enjoy greater local, national and international name recognition. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified employees. Increased competition could result in price reductions, increased marketing expenditures and loss of market share. In response to declining store traffic over the last several years, our competitors have lowered prices, engaged in more promotional activity and enhanced their online presence, which has resulted in heightened competition.

Compliance with applicable laws and regulations.
Our policies, procedures and internal controls are designed to help us comply with all applicable foreign and domestic laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd–Frank Wall Street Reform and Consumer Protection Act, The Patient Protection and Affordable Care Act, the SEC and the New York Stock Exchange (“NYSE”), as well as applicable employment laws. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, operations or environmental issues, among other things, may increase the complexity of the regulatory environment in which we operate and the related cost of compliance. Failure to comply with the various laws and regulations as well as changes in laws and regulations could have an adverse impact on our reputation, consolidated financial condition or results of operations.
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
Our success and ability to properly manage our business depends to a significant extent upon our ability to attract, develop and retain qualified employees, including executive and senior management, and talented merchants. Competition for talented employees within our industry is intense. Recruiting and retaining such personnel and appropriate succession planning, particularly at the CEO and executive level, are important to our continued and sustained success.
Our ability to achieve the results of our restructuring program.
In February 2015, we initiated a multi-year restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. The estimated costs and benefits associated with the restructuring program are preliminary and may vary materially based on various factors including: the timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties, inventory levels, and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all, or any, of the anticipated benefits of the restructuring program.
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

In addition, the intellectual property laws and enforcement practices in many foreign countries can be substantially different from those in the United States. There are also inherent challenges with enforcing intellectual property rights on third party e-commerce websites, especially those based in foreign jurisdictions. We have taken steps to protect and enforce our intellectual property rights in these arenas, but cannot guarantee that such rights are not infringed. The intentional or unintentional infringement on our intellectual property rights by one of our suppliers, factories or any other person or entity, could tarnish or diminish the goodwill associated with our trademarks which may result in reputational harm.
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
Our business could be impacted as a result of actions by activist shareholders or others.
We may be subject, from time to time, to legal and business challenges in the operation of our Company due to proxy contests, shareholder proposals, media campaigns and other such actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, disrupt our operations, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of current business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel and business partners.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Stores
As a matter of policy, all of our stores are currently leased. At fiscal year-end for 2014, 2013 and 2012 our total consolidated selling square feet was 3.706 million, 3.547 million and 3.271 million, respectively. As of January 31, 2015, our 1,547 stores were located in 48 states, the U.S. Virgin Islands, Puerto Rico and Canada, as follows:

Alabama	21	Maine	4	Oklahoma	16
Arizona	34	Maryland	43	Oregon	18
Arkansas	11	Massachusetts	36	Pennsylvania	71
California	149	Michigan	37	Rhode Island	7
Colorado	26	Minnesota	28	South Carolina	34
Connecticut	26	Mississippi	10	South Dakota	4
Delaware	8	Missouri	33	Tennessee	33
Florida	143	Montana	6	Texas	136
Georgia	58	Nebraska	10	Utah	13
Hawaii	1	Nevada	22	Vermont	3
Idaho	6	New Hampshire	6	Virginia	50
Illinois	65	New Jersey	53	Washington	32
Indiana	24	New Mexico	9	West Virginia	5
Iowa	9	New York	66	Wisconsin	17
Kansas	15	North Carolina	49	U.S. Virgin Islands	1
Kentucky	17	North Dakota	5	Puerto Rico	3
Louisiana	23	Ohio	43	Ontario, Canada	8
NSSC and Distribution Centers
Our NSSC is located on approximately 65 acres in Fort Myers, Florida and consists of approximately 504,000 square feet of office space. Our distribution center is located on approximately 110 acres in Winder, Georgia and consists of approximately 583,000 square feet of distribution, fulfillment, call center and office space. Additionally, we lease approximately 43,000 square feet of office space in Boca Raton, Florida under a lease that expires in 2025.

ITEM 3.	LEGAL PROCEEDINGS
The Company was named as a defendant in a putative class action filed in February 2014 in the Superior Court of the State of California for the County of Sacramento: Toni Delfierro, et al, v. White House Black Market, Inc. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements, and failure to reimburse business expenses, among other things. The Company denies the material allegations of the Complaint and believes that its policies and procedures for paying its employees comply with all applicable California laws. In mid-October, the Company and the plaintiffs agreed to settle this matter. The settlement has been preliminarily approved by the Court but is still subject to the review and final approval of the Court, which is not expected to occur until approximately mid-fiscal 2015. If finally approved by the Court, the settlement amount will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
Our Common Stock trades on the NYSE under the symbol “CHS”. On March 2, 2015, the last reported sale price of the Common Stock on the NYSE was $18.23 per share. The number of holders of record of common stock on March 2, 2015 was 1,765.
The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the NYSE:

For the Fiscal Year Ended January 31, 2015
	High	Low
Fourth Quarter (November 2, 2014 – January 31, 2015)	$16.90	$14.56
Third Quarter (August 3, 2014 – November 1, 2014)	16.09	14.59
Second Quarter (May 4, 2014 – August 2, 2014)	17.14	15.14
First Quarter (February 2, 2014 – May 3, 2014)	18.00	15.59

For the Fiscal Year Ended February 1, 2014
	High	Low
Fourth Quarter (November 3, 2013 – February 1, 2014)	$19.84	$16.35
Third Quarter (August 4, 2013 – November 2, 2013)	17.62	15.27
Second Quarter (May 5, 2013 – August 3, 2013)	19.95	15.68
First Quarter (February 3, 2013 – May 4, 2013)	18.54	16.11
In fiscal 2014, we declared four quarterly dividends of $0.075 per share resulting in an annualized dividend of $0.30 per share. There were four quarterly cash dividends declared in 2013: three cash dividends of $0.055 per share and one of $0.075 per share, resulting in an annualized dividend of $0.24 per share.
On February 26, 2015, we announced that our Board of Directors declared a quarterly dividend of $0.0775 per share on our common stock. The dividend will be payable on March 30, 2015 to shareholders of record at the close of business on March 16, 2015.
In December 2013, we announced a $300 million share repurchase authorization. During fiscal 2014, we repurchased 0.6 million shares, at a total cost of approximately $10 million. There was approximately $290 million remaining under the program at the end of fiscal 2014. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. The Company remains committed to returning excess cash to shareholders and executed accelerated share repurchase agreements on March 6, 2015 to purchase $250 million outstanding shares of the Company's common stock.

In fiscal 2014, we repurchased 489,922 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 34,450 were repurchased in the fourth quarter and are included in the following chart (amounts in thousands except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
November 2, 2014 – November 29, 2014	26,190	$15.83	—	$290,000
November 30, 2014 – January 3, 2015	8,260	$15.76	—	$290,000
January 4, 2015 – January 31, 2015	—	$—	—	$290,000
Total	34,450	$15.81	—	$290,000
Five Year Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on January 30, 2010 and the reinvestment of dividends.

	01/30/10	01/29/11	01/28/12	02/02/13	02/01/14	01/31/15
Chico’s FAS, Inc.	$100	$88	$92	$147	$138	$141
S&P 500 Index	$100	$121	$128	$150	$181	$206
S&P 500 Apparel Retail Index	$100	$131	$173	$233	$270	$340

ITEM 6.	SELECTED FINANCIAL DATA
Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto referenced in this Annual Report on Form 10-K. Amounts in the following tables are in thousands, except per share data, and number of stores data.

	Fiscal Year
	2014[1] (52 weeks)	2013[2] (52 weeks)	2012 (53 weeks)	2011 (52 weeks)	2010 (52 weeks)
Summary of operations: (in thousands)

Net sales	$2,675,211	$2,586,037	$2,581,057	$2,196,360	$1,904,954
Gross margin	$1,426,322	$1,416,631	$1,451,800	$1,226,371	$1,068,575

Gross margin as a percent of net sales	53.3%	54.8%	56.2%	55.8%	56.1%

Income from operations	$116,343	$141,183	$287,538	$222,377	$177,082
Income from operations as a percent of net sales	4.3%	5.5%	11.1%	10.1%	9.3%
Net income	$64,641	$65,883	$180,219	$140,874	$115,394
Net income as a percent of net sales	2.4%	2.5%	6.9%	6.4%	6.1%

Per share data:
Net income per common share-basic	$0.42	$0.41	$1.09	$0.82	$0.65

Net income per common and common equivalent share–diluted	$0.42	$0.41	$1.08	$0.82	$0.64

Weighted average common shares outstanding–basic	148,622	155,048	162,989	169,153	176,778

Weighted average common and common equivalent shares outstanding–diluted	149,126	155,995	164,119	170,250	178,034

Cash dividends per share	$0.30	$0.24	$0.21	$0.20	$0.16

Balance sheet data (at year end): (in thousands)
Cash and marketable securities	$259,912	$152,446	$329,358	$247,853	$548,714
Total assets	1,438,581	1,371,191	1,580,628	1,425,152	1,416,021
Working capital	260,029	167,962	295,582	259,317	535,488
Stockholders’ equity	943,621	909,103	1,093,199	1,009,228	1,064,907

Other selected operating data: (dollars in thousands)

Percentage increase (decrease) in comparable sales	0.0%	-1.8%	7.2%	8.2%	8.3%
Capital expenditures	$119,817	$138,510	$164,690	$131,757	$73,045
Total depreciation and amortization	$122,269	$118,303	$108,471	$99,430	$94,113
Goodwill and trade name impairment, pre-tax charges	$30,100	$72,466	$—	$—	$—
Restructuring and other, pre-tax charges	$16,745	$—	$—	$—	$—
Total stores at year end	1,547	1,472	1,357	1,256	1,151
Total selling square feet (in thousands)	3,706	3,547	3,271	3,026	2,785

____________________________

1
Income from operations in 2014 includes $30.1 million in Boston Proper pre-tax, non-cash goodwill and trade name impairment charges and $16.7 million in pre-tax restructuring and other charges, primarily related to severance, store closures, and other impairment charges. Net income in 2014 includes $38.6 million, or $0.26 per diluted share, in Boston Proper non-cash goodwill and trade name impairment charges and restructuring and other charges, net of tax.

2
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

EXECUTIVE OVERVIEW
We are a leading omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items operating under the Chico’s, White House | Black Market (“WH|BM”), Soma Intimates and Boston Proper brand names. We earn revenues and generate cash through the sale of merchandise in our domestic and international retail stores, on our various websites and through our call center, which takes orders for all of our brands, and through an unaffiliated franchise partner in Mexico.
We utilize an integrated, omni-channel approach to managing our business. We want our customers to experience our brands, not a channel within our brands, and view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. This approach allows our customers to browse, purchase, return, or exchange our merchandise through whatever sales channel and at whatever time is most convenient for her. As a result, we track total sales and comparable sales on a combined basis by brand.
Net income for fiscal 2014 was $64.6 million, a decrease of 1.9% compared to net income of $65.9 million in fiscal 2013. Earnings per diluted share for fiscal 2014 were $0.42, an increase of 2.4% compared to $0.41 in fiscal 2013. The fiscal 2013 results reflected the impact of Boston Proper non-cash goodwill and trade name impairment charges of $70.5 million after-tax, or $0.44 per diluted share. The change in earnings per share reflects the impact of share repurchases in fiscal 2013 and 2014, partially offset by a decrease in net income. The fiscal 2014 results reflected the following:

•	Boston Proper goodwill and tradename impairment charges, totaling $28.5 million after-tax, or $0.19 per diluted share;

•	restructuring and other charges of $10.1 million after-tax, or $0.07 per diluted share;

•	75 net new stores for a 4.5% square footage increase since fiscal 2013;

•	flat comparable sales;

•	a highly promotional retail environment;

•	the impact of product delayed by port issues on gross margin;

•
approximately $19 million in investment spending on strategic initiatives, including enhanced omni-channel capabilities, international expansion, testing the use of physical store fronts for Boston Proper and updating our various loyalty programs.

In fiscal 2014, we continued our focus on previously announced strategic initiatives, including investment in a new Point-of-Sale system. This new system, which we are rolling out in fiscal 2015, is an integral part of our enhanced omni-channel capabilities and will serve to improve the customer experience.
On February 26, 2015, we announced new capital allocation and cost reduction initiatives, which resulted in restructuring and other charges totaling $16.7 million on a pre-tax basis in the fourth quarter of fiscal 2014. In connection with these initiatives we announced reduced fiscal 2015 store openings, accelerated domestic store closures and an organizational realignment to ensure that resources are better aligned with long-term growth initiatives, including omni-channel. These initiatives also included the execution of accelerated share repurchase agreements in the first quarter of 2015, capital expenditure reductions, and expense and inventory management measures.

Future Outlook
For the full year of fiscal 2015, the Company is anticipating a positive, low-single digit comparable sales increase. The Company expects improvement in gross margin rate in 2015 compared to the prior year. We expect slight deleverage in SG&A costs, driven primarily by the 109 new stores opened in fiscal 2014, approximately 40 previously committed to new stores in fiscal 2015, and a return to a more historical level of incentive compensation. In fiscal 2015, the Company will continue to incur charges related to the new capital allocation and cost reduction initiatives initiated in the fourth quarter of fiscal 2014. Total inventories are expected to grow at a slower rate than total company sales growth.
RESULTS OF OPERATIONS
Net Sales
The following table depicts net sales by Chico’s, WH|BM, Soma Intimates and Boston Proper in dollars and as a percentage of total net sales for fiscal 2014, fiscal 2013, and fiscal 2012:

Net sales:	Fiscal 2014%		Fiscal 2013%		Fiscal 2012%

	(dollars in thousands)
Chico’s	$1,379,863	51.6%	$1,362,641	52.7%	$1,411,513	54.7%
WH|BM	888,371	33.2%	858,972	33.2%	809,775	31.4%
Soma Intimates	311,174	11.6%	267,506	10.3%	235,963	9.1%
Boston Proper	95,803	3.6%	96,918	3.8%	123,806	4.8%
Total net sales	$2,675,211	100.0%	$2,586,037	100.0%	$2,581,057	100.0%
Net sales increased 3.4% in fiscal 2014 to $2.675 billion from $2.586 billion in fiscal 2013, primarily reflecting 75 net new stores for a 4.5% square footage increase. Comparable sales were flat for fiscal 2014. Comparable sales is defined as sales from stores open for at least twelve full months, including stores that have been expanded, remodeled, or relocated within the same general market and includes online and catalog sales. Boston Proper and international sales are excluded from comparable sales calculations. The 2014 comparable sales reflected an increase in transaction count offset by a decrease in average dollar sale.
The Chico’s brands’ comparable sales decreased 0.5% following a 4.1% decrease in fiscal 2013. The WH|BM brand’s comparable sales decreased 1.7% following flat comparable sales in fiscal 2013. The Soma Intimates brand's comparable sales increased 8.0% on top of a 5.8% increase in fiscal 2013. Boston Proper net sales decreased $1.1 million, as compared to fiscal 2013, primarily reflecting decreased customer demand, partially offset by incremental test-store sales.
Net sales increased 0.2% in fiscal 2013 to $2.586 billion from $2.581 billion in fiscal 2012, primarily reflecting 115 net new stores for an 8.4% square footage increase, substantially offset by a 1.8% decrease in comparable sales and approximately $38 million in net sales attributable to the fifty-third week of fiscal 2012. The comparable sales decrease reflected lower average dollar sale, partially offset by higher transaction count, primarily as a result of the cycling of strong comparable sales in fiscal 2012 and the impact of increased promotional activity in response to lower traffic.
The Chico’s brand's comparable sales decreased 4.1% following a 6.1% increase in fiscal 2012. The WH|BM brand’s comparable sales were flat following a 6.5% increase in fiscal 2012. The Soma Intimates brand's comparable sales increased 5.8% on top of an 18.3% increase in fiscal 2012. Boston Proper net sales decreased $26.9 million, primarily reflecting decreased customer demand and the adverse impact of post-acquisition information systems conversions in early 2013.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for fiscal 2014, 2013 and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012

	(dollars in thousands)
Cost of goods sold	$1,248,889	$1,169,406	$1,129,257
Gross margin	$1,426,322	$1,416,631	$1,451,800
Gross margin percentage	53.3%	54.8%	56.2%
For fiscal 2014, gross margin was $1.426 billion compared to $1.417 billion in fiscal 2013. As a percentage of net sales, gross margin was 53.3%, a 150 basis point decrease from fiscal 2013, primarily reflecting increased promotional activity to sell through product delayed by port issues and seasonal merchandise. We expect the impact of port delays to continue in fiscal 2015.
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
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for fiscal 2014, 2013 and 2012:

	Fiscal 2014	Fiscal 2013	Fiscal 2012

	(dollars in thousands)
Selling, general and administrative expenses	$1,263,134	$1,202,068	$1,161,105
Percentage of total net sales	47.2%	46.5%	45.0%
For fiscal 2014, SG&A was $1.263 billion compared to $1.202 billion in fiscal 2013. As a percentage of net sales, SG&A was 47.2%, a 70 basis point increase from fiscal 2013 primarily reflecting sales deleverage of store expenses.
For fiscal 2013, SG&A was $1.202 billion compared to $1.161 billion in fiscal 2012. As a percentage of net sales, SG&A was 46.5%, a 150 basis point increase from fiscal 2012 primarily reflecting sales deleverage of store and marketing expenses and the impact of investment spending on strategic initiatives, partially offset by lower incentive compensation as a percent of net sales.
Goodwill and Trade Name Impairment Charges
In fiscal 2014, we recorded $30.1 million in pre-tax, non-cash goodwill and trade name impairment charges. These impairment charges were the result of sales and margin declines in the Boston Proper brand due to issues with merchandising and marketing effectiveness. The $30.1 million Boston Proper impairment charges included $25.8 million related to goodwill and $4.3 million related to the trade name. The fiscal 2014 after-tax impact of the goodwill and trade name impairment charges totaled $28.5 million, or $0.19 per diluted share.
In fiscal 2013, we recorded $72.5 million in pre-tax, non-cash goodwill and trade name impairment charges. These impairment charges were the result of sales declines in the Boston Proper online and catalog business due to the increasingly competitive direct-to-consumer environment and the impact of integration efforts and new initiatives. The $72.5 million Boston Proper impairment charges included $67.3 million related to goodwill and $5.2 million related to the trade name. The fiscal 2013 after-tax impact of the goodwill and trade name impairment charges totaled $70.5 million, or $0.44 per diluted share.
Restructuring and Other Charges
In fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. These actions resulted in the impairment of certain assets, as well as the elimination of approximately 12% of the headquarters and field management employee base. In connection with this effort, we recorded pre-tax restructuring and other charges of $16.7 million, which consisted of $8.5 million in non-cash impairment charges and $8.2 million, primarily related to severance. The fiscal 2014 after-tax impact of the restructuring and other charges totaled $10.1 million, or $0.07 per diluted share.
Provision for Income Taxes
Our effective tax rate was 44.5%, 53.5% and 37.5%, for fiscal 2014, 2013 and 2012, respectively. The fiscal 2014 and 2013 effective tax rates reflected the impact of the Boston Proper goodwill impairment charges on the annual effective tax rates. Excluding the tax impacts of the Boston Proper goodwill impairment charges, the fiscal 2014 and fiscal 2013 effective tax rates would have been 36.4% and 36.3%, respectively.

Net Income and Earnings Per Diluted Share
Net income for fiscal 2014 was $64.6 million compared to $65.9 million in fiscal 2013. Earnings per diluted share for fiscal 2014 were $0.42 compared to $0.41 per diluted share in fiscal 2013. Fiscal 2014 results included the impact of Boston Proper non-cash goodwill and trade name impairment charges of $28.5 million after-tax, or $0.19 per diluted share, as well as restructuring and other charges primarily related to severance, store closures and other impairment charges, of $10.1 million after-tax, or $0.07 per diluted share. Fiscal 2013 results included the impact of Boston Proper non-cash goodwill and trade name impairment charges of $70.5 million after-tax, or $0.44 per diluted share. The change in earnings per share reflects the impact of share repurchases in fiscal 2013 and 2014, partially offset by a decrease in net income.
Net income for fiscal 2013 was $65.9 million compared to $180.2 million in fiscal 2012. Earnings per diluted share for fiscal 2013 were $0.41 compared to $1.08 per diluted share in fiscal 2012. Fiscal 2013 results included the impact of Boston Proper non-cash goodwill and trade name impairment charges of $70.5 million after-tax, or $0.44 per diluted share. The change in earnings per share reflects lower net income and the impact of approximately 13.8 million shares repurchased for an aggregate of $245.0 million in fiscal 2013.

Liquidity and Capital Resources
Overview
We believe that our existing cash and marketable securities balances, cash generated from operations, available credit facilities and potential future borrowings will be sufficient to fund capital expenditures, working capital needs, dividend payments, potential share repurchases, commitments, and other liquidity requirements associated with our operations for the foreseeable future. Furthermore, while it is our intention to repurchase our stock and pay a quarterly cash dividend in the future, any determination to repurchase additional shares of our stock or pay future dividends will be made by the Board of Directors and will depend on our stock price, future earnings, financial condition, and other factors considered by the Board.
Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omni-channel capabilities, including: new, expanded, relocated and remodeled stores; and information technology.
Operating Activities
Net cash provided by operating activities in fiscal 2014 was $282.5 million, an increase of approximately $45.8 million from fiscal 2013. This increase primarily reflected the benefit of changes in working capital and the impact of restructuring and other charges, partially offset by the impact of non-cash goodwill and trade name impairment charges and changes in deferred taxes. The changes in working capital primarily reflected the timing of payables, more conservative receipt planning in fiscal 2014 and the impact of incentive compensation payment in fiscal 2013.
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
Investing Activities
Net cash used in investing activities for fiscal 2014 was $130.5 million compared to $17.9 million provided by investing activities for fiscal 2013, reflecting a $10.6 million increase in marketable securities in fiscal 2014 related to the investment of cash from operations compared to a $156.4 million decrease in fiscal 2013 related to $245.0 million in share repurchases. Investing activities in fiscal 2014 included net purchases of property and equipment totaling $119.8 million compared to $138.5 million in fiscal 2013, primarily as a result of fewer store openings in fiscal 2014.
Net cash provided by investing activities in fiscal 2013 was $17.9 million, an increase of approximately $266.3 million from fiscal 2012. This increase primarily reflected the use of marketable securities to facilitate share repurchase activities, partially offset by net purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities for fiscal 2014 was $55.6 million compared to $275.0 million in fiscal 2013. In fiscal 2014, we paid four cash dividends at $0.075 per share on our common stock, totaling $45.8 million. We repurchased

$10.0 million of our common stock through our publicly announced share repurchase programs and we received $6.3 million in proceeds from issuing approximately 1.8 million shares related to employee stock ownership plans and stock option exercises.
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
New Store Openings
In fiscal 2015, we currently plan to open approximately 5 net new stores. We expect 1-5 net closures of Chico's stores, 0-4 net closures of WH|BM stores, 7-11 net openings of Soma stores, and 3-5 net openings of Boston Proper stores. We also expect to complete approximately 16-20 relocations or remodels. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise.

Contractual Obligations
The following table summarizes our contractual obligations at January 31, 2015:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(in thousands)
Operating leases	$1,067,366	194,365	325,958	222,240	324,803
Purchase orders	438,179	432,132	6,047	—	—
Capital expenditures	12,522	12,171	351	—	—
Total	$1,518,067	638,668	332,356	222,240	324,803
As of January 31, 2015, our contractual obligations consisted of: 1) amounts outstanding under operating leases, 2) open purchase orders for inventory and other operating expenses, in the normal course of business, which are cancellable with no, or limited, recourse available to the vendor and 3) contractual commitments for fiscal 2015 capital expenditures.
Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling $2.5 million at January 31, 2015 from the above table.
Credit Facility
On July 27, 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.
The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides us the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of January 31, 2015, no borrowings are outstanding under the Credit Facility.
The Credit Facility contains customary financial covenants for unsecured credit facilities, consisting of a maximum total debt leverage ratio that cannot be greater than 3.25 to 1.00 and a minimum fixed charge coverage ratio that cannot be less than 1.20 to 1.00.
The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated or the Credit Facility may be terminated. The Company was in compliance with the applicable ratio requirements and other covenants at January 31, 2015.
On February 25, 2015 we entered into an amendment of our Credit Facility, as further discussed in Note 17.

Off-Balance Sheet Arrangements
At January 31, 2015 and February 1, 2014, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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
Revenue Recognition
Retail sales at our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and employee discounts. We record sales from our websites and catalogs based on the estimated receipt date of the product by our customers, which is typically within a few days of shipment date.
Our gift cards do not have expiration dates. We account for gift cards by recognizing a liability at the time the gift card is sold. The liability is relieved and revenue is recognized for gift cards upon redemption. In addition, we recognize revenue for the amount of gift cards expected to go unredeemed (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We determine the gift card breakage rate based on our historical redemption patterns. We recognize revenue on the remaining unredeemed gift cards based on determining that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions.
In fiscal 2014, Soma launched a new points based loyalty program in which customers earn points based on purchases. Attaining specified loyalty point levels results in the issuance of reward coupons to discount future purchases. As program members accumulate points, we accrue the estimated future liability, adjusted for expected redemption rates. The liability is relieved and revenue is recognized for loyalty point reward coupons upon redemption. In addition, we recognize revenue on unredeemed points when it can be determined that the likelihood of the point being redeemed is remote and there is no legal obligation to remit the point value. We determined the loyalty point breakage rate based on historical test data and redemption patterns.
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
We review our goodwill for impairment at the reporting unit level on an annual basis, or when circumstances indicate its carrying value may not be recoverable. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test will be performed. If we conclude that this is not the case, then the two-step impairment test will not be required. We may elect to skip the qualitative assessment and perform the two-step impairment test. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and EBITDA multiples of similar companies and/or transactions.
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
We record amounts for uncertain tax positions that management believes are supportable, but are potentially subject to successful challenge by the applicable taxing authority. Consequently, changes in our assumptions and judgments could affect amounts recognized related to income tax uncertainties and may affect our consolidated results of operations or financial position. We believe our assumptions for estimates continue to be reasonable, although actual results may have a positive or negative material impact on the balances of such tax positions. Historically, the variation of estimates to actual results is immaterial and material variation is not expected in the future.

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

In August 2014 the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect that such adoption will have an impact to our consolidated results of operations, financial position or cash flows.

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
These potential risks and uncertainties include: the financial strength of retailing in particular and the economy in general; the extent of financial difficulties that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and store concepts; the ability to maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the adequacy and perception of customer service; the ability to respond to actions of activist shareholders and others; the ability to coordinate product development with buying and planning; the quality of merchandise received from suppliers; the ability to efficiently, timely and successfully execute significant shifts in the countries from which merchandise is supplied; the ability of our suppliers to timely produce and deliver clothing and accessories; the changes in the costs of manufacturing, labor and advertising; the availability of quality store sites; our ability to grow through new store openings; the buying public’s acceptance of any of our new store concepts; the ability to successfully execute our business strategies; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, energize and retain qualified sales associates, managerial employees and other employees; the ability to achieve the results of our restructuring program; the ability to expand our distribution center and other support facilities in an efficient and effective manner; the ability to effectively and efficiently establish our websites; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the ability to effectively and efficiently operate our brands; risks associated with terrorist activities; risks associated with natural disasters such as hurricanes and other risks. In addition, there are potential risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including the impact of work stoppages; transportation delays and other interruptions; political or civil instability; imposition of and changes in tariffs and import and export controls such as import quotas; changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of January 31, 2015 has not significantly changed since February 1, 2014. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. However, as of January 31, 2015, we did not have any outstanding borrowings on our line of credit.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including corporate bonds, municipal bonds, and U.S. government and agency securities. The marketable securities portfolio as of January 31, 2015, consisted of $63.3 million of securities with maturity dates within one year or less and $63.3 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of January 31, 2015, an increase of 100 basis points in interest rates would reduce the fair value of our marketable securities portfolio by approximately $1.3 million. Conversely, a reduction of 100 basis points in interest rates would increase the fair value of our marketable securities portfolio by approximately $0.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Chico’s FAS, Inc.
We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at January 31, 2015 and February 1, 2014, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Tampa, Florida
March 9, 2015

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	January 31, 2015		February 1, 2014		February 2, 2013
	(52 weeks)		(52 weeks)		(53 weeks)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$2,675,211	100.0%	$2,586,037	100.0%	$2,581,057	100.0%
Cost of goods sold	1,248,889	46.7%	1,169,406	45.2%	1,129,257	43.8%
Gross margin	1,426,322	53.3%	1,416,631	54.8%	1,451,800	56.2%
Selling, general and administrative expenses	1,263,134	47.2%	1,202,068	46.5%	1,161,105	45.0%
Goodwill and trade name impairment charges	30,100	1.2%	72,466	2.8%	—	0.0%
Restructuring and other charges	16,745	0.6%	—	0.0%	—	0.0%
Acquisition and integration costs	—	0.0%	914	0.0%	3,157	0.1%
Income from operations	116,343	4.3%	141,183	5.5%	287,538	11.1%
Interest income, net	98	0.0%	500	0.0%	881	0.0%
Income before income taxes	116,441	4.3%	141,683	5.5%	288,419	11.1%
Income tax provision	51,800	1.9%	75,800	3.0%	108,200	4.2%
Net income	$64,641	2.4%	$65,883	2.5%	$180,219	6.9%
Per share data:
Net income per common share-basic	$0.42		$0.41		$1.09
Net income per common and common equivalent share–diluted	$0.42		$0.41		$1.08
Weighted average common shares outstanding–basic	148,622		155,048		162,989
Weighted average common and common equivalent shares outstanding–diluted	149,126		155,995		164,119
Dividends declared and paid per share	$0.30		$0.24		$0.21
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	FISCAL YEAR ENDED
	January 31, 2015	February 1, 2014	February 2, 2013
	(52 weeks)	(52 weeks)	(53 weeks)
Net Income	$64,641	$65,883	$180,219
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of taxes	(73)	(146)	(112)
Foreign currency translation adjustment, net of taxes	523	42	—
Comprehensive income	$65,091	$65,779	$180,107
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31, 2015	February 1, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$133,351	$36,444
Marketable securities, at fair value	126,561	116,002
Inventories	235,159	238,145
Prepaid expenses and other current assets	51,088	50,698
Assets held for sale	16,800	—
Total Current Assets	562,959	441,289

Property and Equipment, net	606,147	631,050

Other Assets:
Goodwill	145,627	171,427
Other intangible assets, net	109,538	118,196
Other assets, net	14,310	9,229
Total Other Assets	269,475	298,852
	$1,438,581	$1,371,191
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$144,534	$131,254
Other current and deferred liabilities	158,396	142,073
Total Current Liabilities	302,930	273,327

Noncurrent Liabilities:
Deferred liabilities	142,371	138,874
Deferred taxes	49,659	49,887
Total Noncurrent Liabilities	192,030	188,761

Stockholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized with 152,916 and 152,195 shares issued and outstanding, respectively	1,529	1,522
Additional paid-in capital	407,275	382,088
Retained earnings	534,255	525,381
Accumulated other comprehensive income	562	112
Total Stockholders’ Equity	943,621	909,103
	$1,438,581	$1,371,191
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income
	Shares	Par Value		Retained Earnings		Total
BALANCE, January 28, 2012	165,736	$1,657	$302,612	$704,631	$328	$1,009,228
Net income	—	—	—	180,219	—	180,219
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(112)	(112)
Foreign currency translation adjustment	—	—	—	—	—	—
Issuance of common stock	3,649	37	16,494	—	—	16,531
Dividends paid on common stock ($0.21 per share)	—	—	—	(34,928)	—	(34,928)
Repurchase of common stock	(6,611)	(66)	(4,113)	(107,342)	—	(111,521)
Stock-based compensation	—	—	26,453	—	—	26,453
Excess tax benefit from stock-based compensation	—	—	7,329	—	—	7,329
BALANCE, February 2, 2013	162,774	1,628	348,775	742,580	216	1,093,199
Net income	—	—	—	65,883	—	65,883
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(146)	(146)
Foreign currency translation adjustment	—	—	—	—	42	42
Issuance of common stock	3,579	36	12,359	—	—	12,395
Dividends paid on common stock ($0.24 per share)	—	—	—	(38,255)	—	(38,255)
Repurchase of common stock	(14,158)	(142)	(6,677)	(244,827)	—	(251,646)
Stock-based compensation	—	—	27,145	—	—	27,145
Excess tax benefit from stock-based compensation	—	—	486	—	—	486
BALANCE, February 1, 2014	152,195	1,522	382,088	525,381	112	909,103
Net income	—	—	—	64,641	—	64,641
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(73)	(73)
Foreign currency translation adjustment	—	—	—	—	523	523
Issuance of common stock	1,805	18	6,250	—	—	6,268
Dividends paid on common stock ($0.30 per share)	—	—	—	(45,773)	—	(45,773)
Repurchase of common stock	(1,084)	(11)	(8,119)	(9,994)	—	(18,124)
Stock-based compensation	—	—	26,487	—	—	26,487
Excess tax benefit from stock-based compensation	—	—	569	—	—	569
BALANCE, January 31, 2015	152,916	$1,529	$407,275	$534,255	$562	$943,621
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	FISCAL YEAR ENDED
	January 31, 2015	February 1, 2014	February 2, 2013
	(52 weeks)	(52 weeks)	(53 weeks)
Cash Flows From Operating Activities:
Net income	$64,641	$65,883	$180,219
Adjustments to reconcile net income to net cash provided by operating activities —
Goodwill and trade name impairment charges, pre-tax	30,100	72,466	—
Depreciation and amortization	122,269	118,303	108,471
Deferred tax (benefit) expense	(9,598)	10,231	(4,211)
Stock-based compensation expense	26,487	27,145	26,453
Excess tax benefit from stock-based compensation	(1,981)	(2,483)	(7,952)
Deferred rent and lease credits	(20,017)	(18,863)	(16,812)
Loss on disposal and impairment of property and equipment	10,085	1,736	2,765
Changes in assets and liabilities:
Inventories	2,986	(31,296)	(12,379)
Prepaid expenses and other assets	53	(2,767)	(3,956)
Accounts payable	13,280	1,867	28,992
Accrued and other liabilities	44,178	(5,540)	66,683
Net cash provided by operating activities	282,483	236,682	368,273

Cash Flows From Investing Activities:
Purchases of marketable securities	(128,696)	(96,374)	(298,460)
Proceeds from sale of marketable securities	118,062	252,768	214,783
Purchases of property and equipment	(119,817)	(138,510)	(164,690)
Net cash (used in) provided by investing activities	(130,451)	17,884	(248,367)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	6,268	12,395	16,531
Excess tax benefit from stock-based compensation	1,981	2,483	7,952
Dividends paid	(45,773)	(38,255)	(34,928)
Repurchase of common stock	(18,124)	(251,646)	(111,521)
Net cash used in financing activities	(55,648)	(275,023)	(121,966)
Effects of exchange rate changes on cash and cash equivalents	523	42	—
Net increase (decrease) in cash and cash equivalents	96,907	(20,415)	(2,060)
Cash and Cash Equivalents, Beginning of period	36,444	56,859	58,919
Cash and Cash Equivalents, End of period	$133,351	$36,444	$56,859

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$321	$346	$379
Cash paid for income taxes, net	$55,093	$66,459	$95,545
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)

1.	BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business
The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us”, and “our”). We operate as an omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items. We currently sell our products through retail stores, catalog, and via the Internet at www.chicos.com, www.whbm.com, www.soma.com, and www.bostonproper.com. As of January 31, 2015, we had 1,547 stores located throughout the United States, the U.S. Virgin Islands, Puerto Rico and Canada, and sold merchandise through 19 franchise locations in and around Mexico City.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these consolidated financial statements are the fiscal years ended January 31, 2015 (“fiscal 2014” or “current period”), February 1, 2014 (“fiscal 2013” or “prior period”) and February 2, 2013 (“fiscal 2012”). Fiscal 2012 contained 53 weeks while fiscal 2014 and 2013 each contained 52 weeks.
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
Marketable Securities
Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive income until realized. For the purposes of computing realized and unrealized gains and losses, cost and fair value are determined on a specific identification basis. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs.

Fair Value of Financial Instruments
Our consolidated financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan and accounts receivable and payable. The carrying values of these assets and liabilities approximate their fair value due to the short-term nature of the instruments.
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
Costs associated with sourcing are generally capitalized while merchandising, distribution, and product development costs are generally expensed as incurred, and are included in the accompanying consolidated statements of income as a component of cost of goods sold. Approximately 24% of total purchases in fiscal 2014 and 23% of total purchases in 2013 were made from one supplier.
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
Our property and equipment is generally depreciated using the following estimated useful lives:

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
Certain leases provide for contingent rents, in addition to a basic fixed rent, which are determined as a percentage of gross sales in excess of specified levels. We record a contingent rent liability in accrued liabilities on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when it is determined that achieving the specified levels during the lease year is probable.

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
We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test will not be performed. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is performed. We may elect to skip the qualitative assessment and perform the two-step impairment test. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales or EBITDA multiples of similar companies and transactions. For 2014, we elected to skip the qualitative assessment and performed the two-step impairment test for each of our reporting units. As a result, we recorded pre-tax, non-cash goodwill impairment charges of $25.8 million related to the Boston Proper reporting unit, as further discussed in Note 8. For our remaining reporting units, the estimated fair value exceeded the respective carrying value and, as such, we concluded that the goodwill was not impaired. In the third quarter of 2013 we performed an interim goodwill impairment assessment of the Boston Proper reporting unit and recorded pre-tax, non-cash goodwill impairment charges of $67.3 million as further discussed in Note 8.
We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible is less than its carrying amount. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the intangible is less than its carrying amount, we calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept. We may elect to skip the qualitative assessment when appropriate based on current circumstances. For 2014, we performed our annual assessment of Boston Proper indefinite-lived intangible assets and recorded pre-tax, non-cash impairment charges of $4.3 million on the Boston Proper trade name as further discussed in Note 8. In the third quarter of 2013, we performed an interim quantitative assessment of certain Boston Proper indefinite-lived intangible assets and recorded pre-tax, non-cash impairment charges of $5.2 million on the Boston Proper trade name as further discussed in Note 8.
Intangible assets subject to amortization consist of the value of Boston Proper customer relationships, which are being amortized on a straight-line basis over a period of 10 years.
Accounting for the Impairment of Long-lived Assets and Assets Held for Sale
Long-lived assets, including definite-lived intangibles, are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired. The fair value of an asset is estimated using estimated future cash flows of the asset discounted by a rate commensurate with the risk involved with such asset while incorporating marketplace assumptions. The impairment loss recorded is the amount by which the carrying value of the asset exceeds its fair value. In fiscal 2014, 2013 and 2012, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, recorded impairment charges of approximately $1.3 million, $1.3 million and $1.1 million, which are included in SG&A in the accompanying consolidated statements of income, respectively. Additionally in fiscal 2014, in connection with the restructuring program further discussed in Note 2, we identified approximately 120 under-performing stores to be closed starting in fiscal 2015 through 2017. As a result we recorded additional impairment charges of approximately $5.4 million, which are included in restructuring and other charges in the accompanying consolidated statements of income.
.

Assets held for sale are measured at the lower of their carrying value or fair value less costs of disposal. Upon retirement or disposition, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and a gain or loss is recognized based on the difference between the fair value of proceeds received and the asset’s carrying value. In fiscal 2014, we determined that vacant land met the criteria to be classified as held for sale. As a result, we valued the land at the lower of the carrying value or fair value less costs of disposal, which resulted in an impairment charge of approximately $3.2 million, which is included in restructuring and other charges in the accompanying consolidated statements of income.
Revenue Recognition
Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and employee discounts. For sales from our websites and catalogs, revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment.
Our gift cards do not have expiration dates. We account for gift cards by recognizing a liability at the time the gift card is sold. The liability is relieved and revenue is recognized for gift cards upon redemption. In addition, we recognize revenue for the amount of gift cards expected to go unredeemed (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We determine the gift card breakage rate based on our historical redemption patterns. We recognize revenue on the remaining unredeemed gift cards based on determining that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions.
In fiscal 2014, Soma launched a new points based loyalty program in which customers earn points based on purchases. Attaining specified loyalty point levels results in the issuance of reward coupons to discount future purchases. As program members accumulate points, we accrue the estimated future liability, adjusted for expected redemption rates. The liability is relieved and revenue is recognized for loyalty point reward coupons upon redemption. In addition, we recognize revenue on unredeemed points when it can be determined that the likelihood of the point being redeemed is remote and there is no legal obligation to remit the point value. We determined the loyalty point breakage rate based on historical test data and redemption patterns.
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
Advertising Costs
Costs associated with the production of advertising, such as writing, copying, printing, and other costs are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. Catalog expenses consist of the cost to create, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is typically less than six weeks. For fiscal 2014, 2013 and 2012, advertising expense was approximately $153.1 million, $151.9 million, and $145.6 million, respectively, and is included within selling, general and administrative expense (“SG&A”) in the accompanying consolidated statements of income.

Stock-Based Compensation
Stock-based compensation for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. The fair value of restricted stock awards and performance-based awards is determined by using the closing price of the Company’s common stock on the date of the grant. Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest, depending on the level and likelihood of the performance condition to be met.

Shipping and Handling Costs
Shipping and handling costs to transport goods to customers, net of amounts paid to us by customers, amounted to $19.1 million, $18.4 million, and $8.3 million in fiscal 2014, 2013 and 2012, respectively, and are included within SG&A in the accompanying consolidated statements of income. Amounts paid by customers to cover shipping and handling costs are immaterial.
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
Foreign Currency
The functional currency of our foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of comprehensive income in the consolidated statements of comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of income.
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
Earnings Per Share
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of earnings per common share pursuant to the “two-class” method. For us, participating securities are composed entirely of unvested restricted stock awards and performance-based stock units that have met their relevant performance criteria.
Under the two-class method, net income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period including the participating securities. Diluted EPS reflects the dilutive effect of potential common shares from non-participating securities such as stock options and performance-based stock units.
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

In August 2014 the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect that such adoption will have an impact to our consolidated results of operations, financial position or cash flows.

2.	RESTRUCTURING AND OTHER CHARGES:
During the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. These actions resulted in the impairment of certain assets, as well as the elimination of approximately 12% of the headquarters and field management employee base. In connection with this effort, we recorded pre-tax restructuring and other charges of approximately $16.7 million related to severance, store closures and other impairment charges, which are included in restructuring and other charges in the accompanying consolidated statements of income. A summary of the charges is presented in the table below:

Fiscal 2014

(in thousands)
Severance and other charges	$8,191
Store impairment charges	5,354
Assets held for sale impairment charges	3,200
Total restructuring and other charges, pre-tax	$16,745
In connection with the program we determined to increase the rate of domestic store closures, with 120 under-performing stores to be closed starting in fiscal 2015 through 2017. As a result, we expect to incur lease termination expenses of approximately $2.1 million over the next 3 fiscal years. The following table summarizes the severance and other charges incurred in fiscal 2014 as well as amounts remaining to be paid:

	Fiscal 2014
	Beginning Balance	Charges	Payments	Ending Balance

	(in thousands)
Severance and other charges	$—	$8,191	$128	$8,063

3.	MARKETABLE SECURITIES:
Marketable securities are classified as available-for-sale and as of January 31, 2015 generally consist of corporate bonds, municipal bonds, and U.S. government and agency securities with $63.3 million of securities with maturity dates within one year or less and $63.3 million with maturity dates over one year and less than two years. As of February 1, 2014, marketable securities generally consisted of municipal bonds, corporate bonds, and U.S. government and agency securities.
The following tables summarize our investments in marketable securities at January 31, 2015 and February 1, 2014:

	January 31, 2015
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$126,566	$38	$43	$126,561

	February 1, 2014
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$115,889	$118	$5	$116,002

4.	FAIR VALUE MEASUREMENTS:
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
From time to time, we measure certain assets at fair value on a non-recurring basis. This includes the evaluation of long-lived assets, goodwill and other intangible assets for impairment using company-specific assumptions which would fall within Level 3 of the fair value hierarchy. We estimate the fair value of assets held for sale using market values for similar assets which would fall within Level 2 of the fair value hierarchy.
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
During fiscal 2014, we recorded a $30.1 million pre-tax impairment charge related to assets measured at fair value on a non-recurring basis, comprised of $25.8 million in Boston Proper goodwill impairment and $4.3 million pre-tax related to the Boston Proper trade name.
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
During fiscal 2014, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore during fiscal 2014 and 2013, we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

In accordance with the provisions of the guidance, we categorized our financial assets which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$338	$338	$—	$—
Marketable securities:
Municipal securities	16,663	—	16,663	—
U.S. government securities	1,402	1,402	—	—
U.S. government agencies	26,299	—	26,299	—
Corporate bonds	79,202	—	79,202	—
Commercial paper	2,995	—	2,995	—
Non Current Assets
Deferred compensation plan	8,461	8,461	—	—
Total	$135,360	$10,201	$125,159	$—

		Fair Value Measurements at Reporting Date Using
	Balance as of February 1, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$7,509	$7,509	$—	$—
Marketable securities:
Municipal securities	51,519	—	51,519	—
U.S. government securities	9,812	9,812	—	—
U.S. government agencies	9,020	—	9,020	—
Corporate bonds	45,651	—	45,651	—
Non Current Assets
Deferred compensation plan	6,299	6,299	—	—
Total	$129,810	$23,620	$106,190	$—

5.	PREPAID AND OTHER CURRENT ASSETS:
Prepaid and other current assets consisted of the following:

	January 31, 2015	February 1, 2014

	(in thousands)
Prepaid expenses	$39,038	$39,974
Accounts receivable	6,831	6,341
Income tax receivable	596	3,990
Other current assets	4,623	393
Total prepaid and other current assets	$51,088	$50,698

6.	ASSETS HELD FOR SALE
In connection with the restructuring program, as discussed in Note 2, we determined that certain vacant land meets the criteria to be classified as held for sale. In the fourth quarter of fiscal 2014, the vacant land was written down to $16.8 million from $20.0 million, resulting in an asset impairment charge of $3.2 million, which is reflected in restructuring and other charges in the consolidated statements of income.

7.	PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following:

	January 31, 2015	February 1, 2014

	(in thousands)
Land and land improvements	$30,147	$49,413
Building and building improvements	128,003	126,858
Equipment, furniture and fixtures	634,145	611,439
Leasehold improvements	573,877	545,526
Total property and equipment	1,366,172	1,333,236
Less accumulated depreciation and amortization	(760,025)	(702,186)
Property and equipment, net	$606,147	$631,050
Total depreciation expense for fiscal 2014, 2013 and 2012 was $117.8 million, $113.8 million and $103.9 million, respectively.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill and other intangible assets consisted of the following:

	January 31, 2015	February 1, 2014

	(in thousands)
Goodwill:
Total Goodwill	$145,627	$171,427

Indefinite-Lived Intangibles:
WH|BM trade name	$34,000	$34,000
Minnesota territorial franchise rights	4,930	4,930
Boston Proper trade name	41,700	46,000
Total indefinite-lived intangibles	$80,630	$84,930

Definite-Lived Intangibles:
Boston Proper customer relationships	$43,580	$43,580
Accumulated amortization expense recorded	(14,672)	(10,314)
Total definite-lived intangibles	28,908	33,266
Total other intangible assets, net	$109,538	$118,196
In fiscal 2014, as a result of sales and margin declines in the Boston Proper brand due to issues with merchandising and marketing effectiveness, we recorded a pre-tax goodwill impairment charge of $25.8 million, reducing the carrying value of Boston Proper goodwill to $48.8 million and an impairment charge related to the Boston Proper trade name of $4.3 million pre-tax, reducing the carrying value of the Boston Proper trade name to $41.7 million.
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

The following table provides the carrying amounts of Boston Proper goodwill and pre-tax cumulative goodwill impairment charges:

	January 31, 2015	February 1, 2014	February 2, 2013

	(in thousands)
Gross carrying amount	$141,919	$141,919	$141,919
Cumulative impairment, beginning of year	(67,266)	—	—
Impairment charges	(25,800)	(67,266)	—
Cumulative impairment, end of year	(93,066)	(67,266)	—
Net carrying amount	$48,853	$74,653	$141,919
Intangible assets subject to amortization consist of $28.9 million in Boston Proper customer relationships with amortization expense for fiscal 2014 of approximately $4.4 million. For fiscal years 2015 through 2019, we expect to record annual amortization expense of approximately $4.4 million in each fiscal year.

9.	OTHER CURRENT AND DEFERRED LIABILITIES:
Other current and deferred liabilities consisted of the following:

	January 31, 2015	February 1, 2014

	(in thousands)
Allowance for estimated customer returns, gift cards and store credits outstanding	$58,123	$56,034
Accrued payroll, benefits, bonuses and severance costs	40,765	32,355
Current portion of deferred rent and lease credits	29,289	27,166
Other	30,219	26,518
Total other current and deferred liabilities	$158,396	$142,073

10.	NON-CURRENT DEFERRED LIABILITIES:
Deferred liabilities consisted of the following:

	January 31, 2015	February 1, 2014

	(in thousands)
Deferred rent	$48,391	$45,897
Deferred lease credits	112,033	106,808
Other deferred liabilities	11,236	13,335
Total deferred liabilities	171,660	166,040
Less current portion of deferred rent and lease credits	(29,289)	(27,166)
Total non-current deferred liabilities	$142,371	$138,874
Deferred rent represents the difference between operating lease obligations currently due and operating lease expense, which is recorded on a straight-line basis over the appropriate respective terms of the leases.
Deferred lease credits represent construction allowances received from landlords and are amortized as a reduction of rent expense over the appropriate respective terms of the related leases.

11.	COMMITMENTS AND CONTINGENCIES:
Leases
We lease retail stores, a limited amount of office space, primarily in Boca Raton, Florida, and various office equipment under operating leases expiring in various years through the fiscal year ending 2025. Certain operating leases provide for renewal options that generally approximate five years at a pre-determined rental value. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of January 31, 2015, are approximately as follows:

FISCAL YEAR ENDING:
(in thousands)
January 30, 2016	$194,365
January 28, 2017	178,746
February 3, 2018	147,212
February 2, 2019	119,017
February 1, 2020	103,223
Thereafter	324,803
Total minimum lease payments	$1,067,366
Certain of the leases provide that we may cancel the lease if our retail sales at that location fall below an established level. A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically exercised many or met these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2014, 2013 and 2012, total rent expense under operating leases was approximately $253.2 million, $230.0 million, and $206.0 million, respectively, including common area maintenance charges of approximately $42.5 million, $37.2 million, and $31.6 million, respectively, other rental charges of approximately $37.6 million, $32.8 million, and $27.5 million, respectively, and contingent rental expense, based on sales, of approximately $7.0 million, $9.1 million, and $12.1 million, respectively.
Credit Facility
On July 27, 2011, we entered into a $70 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent.
The Credit Facility provides a $70 million revolving credit facility that matures on July 27, 2016. The Credit Facility provides for swing advances of up to $5 million and issuance of letters of credit up to $40 million. The Credit Facility also contains a feature that provides the Company the ability, subject to satisfaction of certain conditions, to expand the commitments available under the Credit Facility from $70 million up to $125 million. As of January 31, 2015, no borrowings are outstanding under the Credit Facility.
The Credit Facility contains customary financial covenants for unsecured credit facilities, consisting of a maximum total debt leverage ratio that cannot be greater than 3.25 to 1.00 and a minimum fixed charge coverage ratio that cannot be less than 1.20 to 1.00.
The Credit Facility contains customary events of default. If a default occurs and is not cured within any applicable cure period or is not waived, the Company’s obligations under the Credit Facility may be accelerated or the Credit Facility may be terminated. The Company was in compliance with the applicable ratio requirements and other covenants at January 31, 2015.
On February 25, 2015 we entered into an amendment of our Credit Facility, as further discussed in Note 17.

Other
At January 31, 2015 and February 1, 2014, we had approximately $424.5 million and $433.5 million, respectively, of open purchase orders for inventory, in the normal course of business, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date.
The Company was named as a defendant in a putative class action filed in February 2014 in the Superior Court of the State of California for the County of Sacramento: Toni Delfierro, et al, v. White House Black Market, Inc. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements, and failure to reimburse business expenses, among other things. The Company denies the material allegations of the Complaint and believes that its policies and procedures for paying its employees comply with all applicable California laws. In mid-October, the

Company and the plaintiffs agreed to settle this matter. The settlement has been preliminarily approved by the Court but is still subject to the review and final approval of the Court, which is not expected to occur until approximately mid-fiscal 2015. If finally approved by the Court, the settlement amount will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our consolidated financial condition or results of operations.

12.	STOCK COMPENSATION PLANS AND CAPITAL STOCK TRANSACTIONS:
General
In April 2012, the Board approved the Chico’s FAS, Inc. 2012 Omnibus Stock and Incentive Plan (the “Omnibus Plan”), which replaced the Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan and was approved by our shareholders, effective June 21, 2012. As of the effective date, the Omnibus Plan provided for 7.0 million shares of our common stock that may be delivered to participants and their beneficiaries in addition to approximately 3.5 million shares of our common stock available for future awards under prior plans. Awards under the Omnibus Plan may be in the form of restricted stock, restricted stock units, performance-based restricted stock, performance-based stock units, stock options, and stock appreciation rights, in accordance with the terms and conditions of the Omnibus Plan. The terms of each award will be determined by the Compensation and Benefits Committee of the Board of Directors.
We have historically issued restricted stock, including non-vested restricted stock and performance-based restricted stock, performance-based stock units, and stock options. Shares of non-vested restricted stock and performance-based restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon, and are considered to be currently issued and outstanding. Performance-based stock units are not entitled to voting rights or dividends. Generally, stock-based awards vest evenly over three years; stock options generally have a 10-year term. As of January 31, 2015, approximately 1.9 million nonqualified stock options are outstanding under the Omnibus Plan and approximately 8.1 million shares remain available for future grants of stock-based awards.
Stock-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. We estimate the expected forfeiture rate for all stock-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the stock-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. Total compensation expense related to stock-based awards in fiscal 2014, 2013 and 2012 was $26.5 million, $27.1 million and $26.5 million, respectively. The total tax benefit associated with stock-based compensation for fiscal 2014, 2013 and 2012 was $10.1 million, $10.4 million and $10.1 million, respectively.
Restricted Stock Awards
Restricted stock activity for fiscal 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,883,134	$15.13
Granted	1,674,790	16.44
Vested	(1,302,449)	14.80
Forfeited	(337,286)	16.24
Unvested, end of period	3,918,189	15.70

Performance-based restricted stock activity for fiscal 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	17,222	$13.69
Granted	—	—
Vested	(17,222)	13.69
Forfeited	—	—
Unvested, end of period	—	—
Total fair value of shares of restricted stock and performance-based restricted stock that vested during fiscal 2014, 2013 and 2012 was $21.8 million, $17.6 million and $13.3 million, respectively. The weighted average grant date fair value of restricted stock and performance-based restricted stock granted during the fiscal 2014, 2013 and 2012 was $16.44, $16.99, and $15.40, respectively. As of January 31, 2015, there was $31.7 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average remaining period of 2.0 years.
Performance-based Stock Units
Performance-based stock unit activity for fiscal 2014 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	485,935	$15.01
Granted	657,000	16.51
Vested	(243,369)	15.01
Forfeited	(686,113)	16.45
Unvested, end of period	213,453	15.01
Total fair value of performance-based stock units that vested during fiscal 2014 and 2013 was $4.2 million and $4.5 million, respectively. The weighted average grant date fair value of performance-based stock units granted during the fiscal 2014, 2013 and 2012 was $16.51,  $16.59 and $15.01, respectively. There was $0.1 million of unrecognized stock-based compensation expense related to performance-based stock units expected to vest. That cost is expected to be recognized over a weighted average period of approximately 0.1 years.
Stock Option Awards
We used the Black-Scholes option-pricing model to value our stock options. No stock options have been issued since 2011. Using this option-pricing model, the fair value of each stock option award was estimated on the date of grant. The fair value of the stock option awards, which are subject to pro-rata vesting generally over 3 years, was expensed on a straight-line basis over the vesting period of the stock options. As of January 31, 2015, all outstanding stock options were fully vested, and there was no unrecognized compensation expense.

Stock option activity for fiscal 2014 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	2,642,269	$15.63
Granted	—	—
Exercised	(322,695)	11.77
Forfeited or expired	(371,646)	21.44
Outstanding, end of period	1,947,928	$15.16	4.53	$7,633
Vested and expected to vest at January 31, 2015	1,947,928	$15.16	4.53	$7,633
Exercisable at January 31, 2015	1,947,928	$15.16	4.53	$7,633
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess, if any, of the closing stock price on the last trading day of fiscal 2014 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 31, 2015. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 (based on the difference between our stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $1.5 million, $4.3 million and $20.8 million, respectively.
Cash received from option exercises for fiscal 2014 was $3.8 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $0.6 million for fiscal 2014.
Employee Stock Purchase Plan
We sponsor an employee stock purchase plan (“ESPP”) under which substantially all full-time employees are given the right to purchase shares of our common stock during each of the two specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2014, 2013 and 2012, approximately 180,000, 187,000, and 132,000 shares, respectively, were purchased under the ESPP. Cash received from purchases under the ESPP for fiscal 2014 was $2.5 million.
Share Repurchase Program
During fiscal 2014, we repurchased 0.6 million shares, at a total cost of approximately $10.0 million through our $300 million share repurchase program announced in December 2013. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.
On March 6, 2015 we entered into accelerated share repurchase agreements, as further discussed in Note 17.

13.	RETIREMENT PLANS:
We have a 401(k) defined contribution employee benefit plan (the “Plan”) covering substantially all employees upon completion of one year of service, working 1000 hours or more, and are at least age 21. Employees’ rights to Company contributions vest fully upon completing five years of service, with incremental vesting starting in service year two. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2014, 2013 and 2012, our costs under the Plan were approximately $3.7 million, $3.5 million, and $3.2 million, respectively.
In April 2002, we adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) to provide supplemental retirement income benefits for a select group of management employees. Eligible participants may elect to defer up to 80 percent of their base salary and 100 percent of their bonus earned under an approved bonus plan pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death or termination of employment. In addition, we may make employer contributions to participants under the Deferred Plan. To date, no Company contributions have been made under the Deferred Plan. The amount of the deferred compensation liability payable to the participants is included in deferred liabilities in the consolidated balance sheets. These obligations are funded through the establishment of rabbi trust accounts held by us on behalf of the management group participating in the plan. The trust accounts are reflected in other assets in the accompanying consolidated balance sheets.

14.	INCOME TAXES:
The income tax provision consisted of the following:

	Fiscal 2014	Fiscal 2013	Fiscal 2012

	(in thousands)
Current:
Federal	$53,985	$58,000	$95,410
Foreign	124	12	—
State	7,152	7,557	17,001
Deferred:
Federal	(6,550)	8,479	(2,585)
State	(2,911)	1,752	(1,626)
Total income tax provision	$51,800	$75,800	$108,200
The foreign component of pre-tax income (loss), arising principally from operating foreign stores and other management and cost sharing charges we are required to allocate under U.S. tax law, for fiscal 2014, 2013, and 2012 was $(2.8) million, $(0.6) million, and $0.0 million respectively.
A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	1.9	3.0	3.5
Goodwill impairment	8.4	18.0	—
Enhanced charitable contribution	(2.5)	(1.8)	(0.7)
Other items, net	1.7	(0.7)	(0.3)
Total	44.5%	53.5%	37.5%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014

	(in thousands)
Deferred tax assets:
Accrued liabilities and allowances	$12,560	$10,694
Accrued straight-line rent	19,034	18,124
Stock-based compensation	17,971	18,388
Property related	4,390	—
Other	6,915	4,324
Total deferred tax assets	60,870	51,530
Valuation allowance	(913)	(127)
Net deferred tax assets	59,957	51,403

Deferred tax liabilities:
Other	(1,611)	(1,148)
Prepaid expenses	(4,649)	(5,759)
Property related	(48,802)	(45,452)
Other intangible assets	(48,981)	(51,291)
Total deferred tax liabilities	(104,043)	(103,650)
Net deferred	$(44,086)	$(52,247)
We have not recognized any United States (“U.S.”) tax expense on undistributed foreign earnings as they are intended to be indefinitely reinvested outside of the United States. There were no significant undistributed earnings at January 31, 2015 and February 1, 2014. Accumulated other comprehensive income is shown net of deferred tax assets and deferred tax liabilities. These deferred taxes are not reflected in the table above. The amount is not significant at January 31, 2015 or February 1, 2014.
A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2014, fiscal 2013 and fiscal 2012 is as follows:

	Fiscal 2014	Fiscal 2013	Fiscal 2012

	(in thousands)
Balance at beginning of year	$3,956	$4,715	$3,677
Additions for tax positions of prior years	757	12	506
Reductions for tax positions of prior years	(736)	—	—
Additions for tax positions for the current year	390	461	694
Settlements with tax authorities	(1,501)	(1,114)	(63)
Reductions due to lapse of applicable statutes of limitation	(334)	(118)	(99)
Balance at end of year	$2,532	$3,956	$4,715
Included in the January 31, 2015, February 1, 2014, and February 2, 2013 balances were $1.6 million, $2.6 million, and $3.1 million respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods.
Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. For fiscal 2014, 2013 and 2012, we accrued $0.3 million, $0.4 million and $0.4 million, respectively for interest and penalties. We had approximately $0.5 million, $2.3 million and $2.4 million, respectively for the payment of interest and penalties accrued at January 31, 2015, February 1, 2014 and February 2, 2013, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.

In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment when the federal return is filed. Our fiscal 2012 year has been examined and a full acceptance letter issued. For fiscal 2013, all issues have been resolved during the post-file review process and we are awaiting a full acceptance letter.
With few exceptions, we are no longer subject to state and local examinations for years before fiscal 2010. Various state examinations are currently underway for fiscal periods spanning from 2009 through 2013; however, we do not expect any significant change to our uncertain tax positions within the next year.

15.	NET EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income (in thousands, except per share amounts):

	January 31, 2015	February 1, 2014	February 2, 2013

Numerator
Net income	$64,641	$65,883	$180,219
Net income and dividends declared allocated to participating securities	(1,697)	(1,746)	(3,309)
Net income available to common shareholders	$62,944	$64,137	$176,910
Denominator
Weighted average common shares outstanding – basic	148,622	155,048	162,989
Dilutive effect of non-participating securities	504	947	1,130
Weighted average common and common equivalent shares outstanding – diluted	149,126	155,995	164,119
Net income per common share:
Basic	$0.42	$0.41	$1.09
Diluted	$0.42	$0.41	$1.08
In fiscal 2014, 2013 and 2012, 0.6 million, 0.9 million and 1.4 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	Net Sales	Gross Margin	Net Income (Loss)	Net Income (Loss) Per Common Share - Basic	Net Income (Loss) Per Common and Common Equivalent Share - Diluted

	(dollars in thousands)
Fiscal year ended January 31, 2015:
First quarter	$681,605	$382,891	$39,882	$0.26	$0.26
Second quarter	671,130	351,472	30,126	0.20	0.20
Third quarter	665,569	363,793	26,463	0.17	0.17
Fourth quarter	656,907	328,166	(31,830)	(0.21)	(0.21)
Fiscal year ended February 1, 2014:
First quarter	$670,722	$386,844	$51,122	$0.31	$0.31
Second quarter	649,503	356,142	43,588	0.27	0.27
Third quarter	655,579	364,010	(28,479)	(0.18)	(0.18)
Fourth quarter	610,233	309,635	(348)	0.00	0.00

17.	SUBSEQUENT EVENTS:
On February 25, 2015, we entered into the third amendment (the Amendment) of our Company's revolving credit facility agreement dated as of July 27, 2011. The Amendment expands the commitment under the revolving credit facility from $70 million to $125 million and increases the maximum total debt leverage ratio to 3.50 to 1.00.
On February 26, 2015, we announced that our Board of Directors declared a quarterly dividend of $0.0775 per share on our common stock. The dividend will be payable on March 30, 2015 to shareholders of record at the close of business on March 16, 2015. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.
On March 6, 2015, in a privately negotiated transaction, we entered into accelerated share repurchase agreements to buy $250 million of our common shares under our existing share repurchase authorization, using cash on hand and available borrowings. We advanced $250 million on March 9, 2015, and received approximately 10.7 million shares, which represented 75 percent of the total shares as calculated using the relevant closing price. The remaining shares and average price per share will be determined at the conclusion of the contract, which is expected to occur no later than October 2015.

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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework, referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended January 31, 2015 was based on the 2013 COSO Framework, and the change from the 1992 Framework was not significant to our overall control structure over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2015 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 Framework). Based on our evaluation, management concluded that internal control over financial reporting was effective as of January 31, 2015.
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
The Company’s independent registered certified public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements included in this annual report, issued an attestation report on the Company’s internal control over financial reporting as of January 31, 2015, which follows.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Chico’s FAS, Inc.
We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chico’s FAS, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Chico’s FAS, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 31, 2015 of Chico’s FAS, Inc. and subsidiaries and our report dated March 9, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Tampa, Florida
March 9, 2015

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers, directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and our audit committee financial expert and Section 16(a) beneficial ownership reporting compliance in our 2015 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in our 2015 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included in our 2015 Annual Meeting proxy statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table shows information concerning our equity compensation plans as of the end of the fiscal year ended January 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,947,928	$15.16	8,075,735
Equity compensation plans not approved by security holders	—	—	—
Total	1,947,928	$15.16	8,075,735

(1)	Includes shares authorized for issuance under the Company’s 2012 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included in our 2015 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our 2015 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are contained in Item 8:

(2)	The following Financial Statement Schedules are included herein:
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

3.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)

3.2*	Composite Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K as filed with the Commission on March 24, 2010)

4.1*	Composite Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on September 4, 2009)

4.2*	Composite Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K as filed with the Commission on March 24, 2010)

4.3*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)

4.4*	Form of specimen Common Stock Certificate

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

10.25*	Form of 2012 Omnibus Stock and Incentive Plan (Filed as Exhibit 4.4 to the Company’s Form S-8, as filed with Commission on August 1, 2012)

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

10.51*
Employment letter agreement between the Company and Miki R. Berardelli, dated as of June 10, 2014 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 2, 2014, as filed with the Commission on August 29, 2014)

10.52*
Amendment No. 3 dated as of February 25, 2015 to Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of July 27, 2011 (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on March 3, 2015)

10.53*
Accelerated Share Repurchase Agreement dated March 6, 2015 between the Company and Merrill Lynch, Pierce, Fenner and Smith Incorporated (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on March 9, 2015)

10.54*
Accelerated Share Repurchase Agreement dated March 6, 2015 between the Company and J.P. Morgan Securities, LLC (Filed as Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on March 9, 2015)

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
Date: March 9, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David F. Dyer	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 9, 2015
David F. Dyer

/s/ Todd E. Vogensen	Executive Vice President, Chief Financial Officer	March 9, 2015
Todd E. Vogensen

/s/ David M. Oliver	Vice President-Finance, Controller, and Chief Accounting Officer	March 9, 2015
David M. Oliver

/s/ Ross E. Roeder	Chairman of the Board	March 9, 2015
Ross E. Roeder

/s/ Janice L. Fields	Director	March 9, 2015
Janice L. Fields

/s/ Verna K. Gibson	Director	March 9, 2015
Verna K. Gibson

/s/ John J. Mahoney	Director	March 9, 2015
John J. Mahoney

/s/ David F. Walker	Director	March 9, 2015
David F. Walker

/s/ Stephen E. Watson	Director	March 9, 2015
Stephen E. Watson

/s/ Andrea M. Weiss	Director	March 9, 2015
Andrea M. Weiss