Form 10-Q
period 2015-05-02
CHICOS FAS INC
filed 2015-05-28
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
May 2, 2015	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At May 21, 2015, the registrant had 143,354,538 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014
	Amount	% of Sales	Amount	% of Sales
Net sales	$693,339	100.0%	$681,605	100.0%
Cost of goods sold	297,569	42.9%	298,714	43.8%
Gross margin	395,770	57.1%	382,891	56.2%
Selling, general and administrative expenses	328,217	47.4%	319,049	46.8%
Restructuring and strategic charges	14,875	2.1%	—	0.0%
Income from operations	52,678	7.6%	63,842	9.4%
Interest (expense) income, net	(453)	(0.1)%	40	0.0%
Income before income taxes	52,225	7.5%	63,882	9.4%
Income tax provision	19,700	2.8%	24,000	3.5%
Net income	$32,525	4.7%	$39,882	5.9%
Per share data:
Net income per common share-basic	$0.22		$0.26
Net income per common and common equivalent share–diluted	$0.22		$0.26
Weighted average common shares outstanding–basic	143,378		148,475
Weighted average common and common equivalent shares outstanding–diluted	143,771		149,044
Dividends declared per share	$0.155		$0.150

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Net income	$32,525	$39,882
Other comprehensive loss:
Unrealized losses on marketable securities, net of taxes	(12)	(28)
Foreign currency translation adjustment, net of taxes	(210)	(9)
Comprehensive income	$32,303	$39,845

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	May 2, 2015	January 31, 2015	May 3, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$97,651	$133,351	$80,529
Marketable securities, at fair value	48,447	126,561	90,984
Inventories	270,313	235,159	268,917
Prepaid expenses and other current assets	53,484	51,088	51,801
Assets held for sale	24,042	16,800	—
Total Current Assets	493,937	562,959	492,231
Property and Equipment, net	584,616	606,147	636,614
Other Assets:
Goodwill	145,627	145,627	171,427
Other intangible assets, net	108,449	109,538	117,107
Other assets, net	13,728	14,310	10,210
Total Other Assets	267,804	269,475	298,744
	$1,346,357	$1,438,581	$1,427,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$147,323	$144,534	$148,858
Current debt	34,000	—	—
Other current and deferred liabilities	171,161	158,396	155,579
Total Current Liabilities	352,484	302,930	304,437
Noncurrent Liabilities:
Long-term debt	90,000	—	—
Deferred liabilities	142,185	142,371	143,789
Deferred taxes	49,273	49,659	49,694
Total Noncurrent Liabilities	281,458	192,030	193,483
Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,434	1,529	1,532
Additional paid-in capital	353,523	407,275	385,730
Treasury stock	(187,393)	—	—
Retained earnings	544,511	534,255	542,332
Accumulated other comprehensive income	340	562	75
Total Stockholders’ Equity	712,415	943,621	929,669
	$1,346,357	$1,438,581	$1,427,589

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Cash Flows From Operating Activities:
Net income	$32,525	$39,882
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	30,743	30,083
Loss on disposal and impairment of property and equipment	6,277	—
Deferred tax benefit	(425)	(1,164)
Stock-based compensation expense	7,631	6,474
Excess tax benefit from stock-based compensation	(2,012)	(925)
Deferred rent and lease credits	(4,283)	(4,671)
Changes in assets and liabilities:
Inventories	(35,154)	(30,772)
Prepaid expenses and other assets	(3,468)	(2,084)
Accounts payable	(8,979)	6,111
Accrued and other liabilities	18,884	24,534
Net cash provided by operating activities	41,739	67,468
Cash Flows From Investing Activities:
Purchases of marketable securities	(18,252)	(15,053)
Proceeds from sale of marketable securities	96,351	40,063
Purchases of property and equipment, net	(19,839)	(34,506)
Net cash provided by (used in) investing activities	58,260	(9,496)
Cash Flows From Financing Activities:
Proceeds from borrowings	124,000	—
Proceeds from issuance of common stock	8,025	2,945
Excess tax benefit from stock-based compensation	2,012	925
Dividends paid	(11,076)	(11,439)
Repurchase of common stock	(258,450)	(6,309)
Net cash used in financing activities	(135,489)	(13,878)
Effects of exchange rate changes on cash and cash equivalents	(210)	(9)
Net (decrease) increase in cash and cash equivalents	(35,700)	44,085
Cash and Cash Equivalents, Beginning of period	133,351	36,444
Cash and Cash Equivalents, End of period	$97,651	$80,529
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$466	$68
Cash paid for income taxes, net	$6,546	$272

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
May 2, 2015
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 31, 2015, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2015.
As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 2, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Note 2. New Accounting Pronouncements
In August 2014 the Financial Accounting Standards Board ("FASB") issued ASU 2014-15 , Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate whether there are conditions or events that raise substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We do not expect that such adoption will have an impact to our consolidated results of operations, financial position or cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently assessing the potential impact of adopting this ASU, but do not, at this time, anticipate a material impact to our consolidated results of operations, financial position or cash flows.

Note 3. Restructuring and Strategic Charges
During the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. These actions resulted in the impairment of certain assets, as well as the elimination of approximately 12% of the headquarters and field management employee base. In connection with this effort, in the fourth quarter of fiscal 2014, we recorded pre-tax restructuring and other charges of approximately $16.7 million related to severance, store closures and other impairment charges. During the first quarter of fiscal 2015, we recorded additional pre-tax restructuring and strategic charges of approximately $14.9 million primarily related to property and equipment impairment charges, continuing employee-related costs, severance charges and other charges, which are included in restructuring and strategic charges in the accompanying condensed consolidated statements of income.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
May 2, 2015
(Unaudited)

A summary of the charges is presented in the table below:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

	(in thousands)
Impairment charges	$5,952	$—
Continuing employee-related costs	5,625	—
Severance charges	1,634	—
Other charges	1,664	—
Total restructuring and strategic charges, pre-tax	$14,875	$—
In connection with the restructuring program we determined to increase the rate of domestic store closures, with 135-140 under-performing stores to be closed starting in fiscal 2015 through 2017. As a result, we expect to incur lease termination expenses of approximately $2.5 million over the next 3 fiscal years. The following table summarizes the restructuring liability for each period indicated:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

	(in thousands)
Beginning Balance	$8,063	$—
Charges	3,298	—
Payments	(5,366)	—
Ending Balance	$5,995	$—

Note 4. Stock-Based Compensation
For the thirteen weeks ended May 2, 2015 and May 3, 2014, stock-based compensation expense was $7.6 million and $6.5 million, respectively. As of May 2, 2015, approximately 6.6 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.
Restricted Stock Awards
Restricted stock award activity for the thirteen weeks ended May 2, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,918,189	$15.70
Granted	1,190,520	18.22
Vested	(1,185,614)	15.98
Forfeited	(247,285)	16.77
Unvested, end of period	3,675,810	16.35

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
May 2, 2015
(Unaudited)

Performance-based Restricted Stock Units
For the thirteen weeks ended May 2, 2015, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2015. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the thirteen weeks ended May 2, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	213,453	$15.01
Granted	526,810	18.23
Vested	(213,443)	15.01
Forfeited	(1,130)	18.23
Unvested, end of period	525,690	18.23
 Stock Option Awards
For the thirteen weeks ended May 2, 2015 and May 3, 2014, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options.
Stock option activity for the thirteen weeks ended May 2, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,947,928	$15.16
Granted	—	—
Exercised	(612,561)	11.28
Forfeited or expired	(20,000)	28.47
Outstanding, end of period	1,315,367	16.77
Exercisable at May 2, 2015	1,315,367	$16.77

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
May 2, 2015
(Unaudited)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of income (in thousands, except per share amounts):

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

Numerator
Net income	$32,525	$39,882
Net income and dividends declared allocated to participating securities	(786)	(1,055)
Net income available to common shareholders	$31,739	$38,827
Denominator
Weighted average common shares outstanding – basic	143,378	148,475
Dilutive effect of non-participating securities	393	569
Weighted average common and common equivalent shares outstanding – diluted	143,771	149,044
Net income per common share:
Basic	$0.22	$0.26
Diluted	$0.22	$0.26
For the thirteen weeks ended May 2, 2015 and May 3, 2014, 0.7 million and 0.7 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Note 6. Fair Value Measurements
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments. Refer to Note 7 for the fair value of the Company's outstanding debt instruments.
Marketable securities are classified as available-for-sale and as of May 2, 2015 generally consist of corporate bonds, U.S. government agencies, municipal securities and commercial paper with $27.5 million of securities with maturity dates within one year or less and $20.9 million with maturity dates over one year and less than two years.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
May 2, 2015
(Unaudited)

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
During the quarter ended May 2, 2015, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 2, 2015, January 31, 2015 and May 3, 2014, we did not have any Level 3 cash equivalents or marketable securities. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
May 2, 2015
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of May 2, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$1,840	$1,840	$—	$—
Marketable securities:
Municipal securities	3,078	—	3,078	—
U.S. government agencies	14,303	—	14,303	—
Corporate bonds	29,068	—	29,068	—
Commercial paper	1,998	—	1,998	—
Non Current Assets
Deferred compensation plan	9,125	9,125	—	—
Total	$59,412	$10,965	$48,447	$—

	Balance as of January 31, 2015
Current Assets
Cash equivalents:
Money market accounts	$338	$338	$—	$—
Marketable securities:
Municipal securities	16,663	—	16,663	—
U.S. government securities	1,402	1,402	—	—
U.S. government agencies	26,299	—	26,299	—
Corporate bonds	79,202	—	79,202	—
Commercial paper	2,995	—	2,995	—
Non Current Assets
Deferred compensation plan	8,461	8,461	—	—
Total	$135,360	$10,201	$125,159	$—

	Balance as of May 3, 2014
Current Assets
Cash equivalents:
Money market accounts	$5,661	$5,661	$—	$—
Marketable securities:
Municipal securities	35,961	—	35,961	—
U.S. government securities	2,260	2,260	—	—
U.S. government agencies	6,009	—	6,009	—
Corporate bonds	46,754	—	46,754	—
Non Current Assets
Deferred compensation plan	7,279	7,279	—	—
Total	$103,924	$15,200	$88,724	$—

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
May 2, 2015
(Unaudited)

Note 7. Debt
In fiscal 2011, we entered into a $70.0 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent. In February 2015, we entered into an amendment of the Credit Facility expanding the commitment from $70.0 million to $125.0 million.
As of May 2, 2015, we had total borrowing capacity of $125.0 million under our Credit Facility. The Credit Facility was scheduled to mature on July 27, 2016 and contained customary financial covenants for unsecured credit facilities and customary events of default. The Company was in compliance with the applicable ratio requirements and other covenants at May 2, 2015.
As of May 2, 2015, $124.0 million in borrowings were outstanding under the Credit Facility, used to partially fund the accelerated stock repurchase agreements ("ASR Agreements"), as further discussed in Note 8. The outstanding borrowings incurred interest based upon one-month LIBOR plus 1.75% and are reflected as $34.0 million in current debt and $90.0 million in long-term debt in the accompanying condensed consolidated balance sheets. The classification of debt outstanding under the Credit Facility is based upon the credit agreement entered into on May 4, 2015, as discussed below. As of May 2, 2015, an unamortized debt discount of $0.1 million was outstanding related to the Credit Facility and is included in other assets in the accompanying condensed consolidated balance sheet.
On May 4, 2015, we entered into a credit agreement (the "Agreement") among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent and the Lenders party hereto. Our obligations under the Agreement are guaranteed by certain of our material U.S. subsidiaries. The Agreement provides for a term loan commitment in the amount of $100.0 million, of which $100.0 million was drawn at closing, and matures on May 4, 2020, payable in quarterly installments, as defined in the Agreement, with the remainder due at maturity. The Agreement also provides for a $100.0 million revolving credit facility, of which $24.0 million was drawn at closing and is expected to be repaid within one year. The revolving credit facility matures on May 4, 2020. The Agreement has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement.
On May 4, 2015, in connection with our entry into the Agreement, we repaid and terminated, with no prepayment penalties, the $124.0 million outstanding obligation under our Credit Facility. We used the proceeds from the initial draw of the term loan and revolving credit facility of the Agreement to repay such obligations.
The following table provides details on our debt outstanding as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015	January 31, 2015	May 3, 2014

	(in thousands)
Credit Facility	$124,000	$—	$—
Less: current portion	(34,000)	—	—
Total long-term debt	$90,000	$—	$—

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
May 2, 2015
(Unaudited)

The following table provides scheduled principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year	(in thousands)
2015	$5,000
2016	10,000
2017	16,250
2018	15,000
2019	15,000
Thereafter	38,750
Total long-term debt	100,000
Less: current portion	(10,000)
Total long-term debt, due beyond one year	$90,000

Note 8. Share Repurchases
In December 2013, we announced a $300.0 million share repurchase authorization, and immediately prior to the execution of the ASR Agreements described below, we had $290.0 million remaining under the existing authority.
In March 2015, we entered into ASR Agreements with each of Merrill Lynch, Pierce, Fenner and Smith Incorporated ("Merill Lynch"), as agent for Merrill Lynch International, and J.P. Morgan Securities, LLC ("JP Morgan"), as agent for JPMorgan Chase Bank, N.A., to purchase $250.0 million in outstanding shares of our common stock. Under the ASR Agreements, we made a payment of approximately $125.0 million to each of Merrill Lynch and JP Morgan and received from each of them an initial delivery of approximately 5.35 million common shares, which represents approximately 75% of the number of shares expected to be repurchased based on the share price on the date of the agreement. The value of the initial shares received on the date of purchase was approximately $187.5 million, reflecting a $17.50 price per share.
We accounted for the ASR Agreements as treasury stock repurchase transactions, reducing the shares outstanding by the 10.7 million common shares initially repurchased and resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. In accordance with authoritative guidance, we recorded the remaining $62.5 million as a forward contract indexed to our common stock within additional paid-in capital since it met the criteria for equity classification. The specific final number of shares to be repurchased will be based on the volume-weighted average share price of our common stock during the calculation period of the ASR Agreements. In the unlikely event we are required to deliver value to Merrill Lynch and/or JP Morgan at the end of the purchase period, we, at our option, may elect to settle in shares or cash. The ASR Agreements are scheduled to expire no later than October 2015.
Following the consummation of the ASR Agreements, we had approximately $40.0 million remaining under our share repurchase program. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

Note 9. Subsequent Events
The Company is not aware of any material subsequent events which would require recognition or disclosure in the financial statements other than the entry into a new credit agreement on May 4, 2015 as discussed in Note 7.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and our 2014 Annual Report to Stockholders.

Executive Overview
We are a leading omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items operating under the Chico’s, White House | Black Market (“WH|BM”), Soma and Boston Proper brand names. We earn revenues and generate cash through the sale of merchandise in our domestic and international retail stores, on our various websites, through our call center which takes orders for all of our brands, and through an unaffiliated franchise partner in Mexico.
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
Net sales for the first quarter of fiscal 2015 were $693.3 million, an increase of 1.7% compared to $681.6 million in last year's first quarter. The increase reflected 56 net new stores for a 3.3% square footage increase since last year’s first quarter, partially offset by a 0.1% decrease in comparable sales. The 0.1% decrease in comparable sales for the first quarter was following a 2.6% decrease in last year’s first quarter, reflecting approximately flat average dollar sale and transaction count.
Net income for the first quarter of fiscal 2015 was $32.5 million, or $0.22 per diluted share, compared to a net income of $39.9 million, or $0.26 per diluted share, in last year’s first quarter. Results for the first quarter of fiscal 2015 include the impact of restructuring and strategic charges primarily related to employee-related costs and property and equipment impairment charges, of $9.3 million after-tax, or $0.06 per diluted share. The change in earnings per share reflects a decrease in net income, partially offset by the impact of approximately 11.3 million shares repurchased since the end of the first quarter last year, of which 10.7 million were repurchased in the first quarter of fiscal 2015.
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
We pursue the growth of the brands in our portfolio by building our omni-channel capabilities, which includes managing our store base and our growing online presence, executing innovative marketing plans, effectively leveraging expenses and optimizing the potential of each of our four brands. As part of our continuous efforts to improve our overall strategy while seeking to enhance and support our long-term growth, in the fourth quarter of 2014, we initiated new capital allocation and cost reduction initiatives that are focused on advancing our omni-channel capabilities in order to improve the overall customer experience, reducing overall capital expenditures, re-balancing our store fleet, effectively managing other expenses and improving our inventory management.

RESULTS OF OPERATIONS
Thirteen Weeks Ended May 2, 2015 Compared to the Thirteen Weeks Ended May 3, 2014
The following table depicts net sales by Chico’s, WH|BM, Soma and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	Thirteen Weeks Ended
	May 2, 2015		May 3, 2014

	(dollars in thousands)
Chico's	$368,492	53.2%	$372,288	54.6%
WH|BM	224,520	32.4%	217,173	31.9%
Soma	76,546	11.0%	67,833	10.0%
Boston Proper	23,781	3.4%	24,311	3.5%
Total net sales	$693,339	100.0%	$681,605	100.0%
Net sales for the first quarter increased 1.7% to $693.3 million from $681.6 million in last year’s first quarter, primarily reflecting 56 net new stores for a 3.3% square footage increase since last year's first quarter, partially offset by a 0.1% decrease in comparable sales. The 0.1% decrease in comparable sales for the first quarter was following a 2.6% decrease in last year’s first quarter, reflecting approximately flat average dollar sale and transaction count.
The following table depicts comparable sales percentages by Chico's, WH|BM and Soma for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Chico's	(2.3)%	(0.9)%
WH|BM	1.7%	(8.6)%
Soma	6.5%	9.3%
Total Company	(0.1)%	(2.6)%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

	(dollars in thousands)
Cost of goods sold	$297,569	$298,714
Gross margin	$395,770	$382,891
Gross margin percentage	57.1%	56.2%
For the first quarter of fiscal 2015, gross margin was $395.8 million compared to $382.9 million in last year’s first quarter. Gross margin was 57.1% of net sales, a 90 basis point increase from last year’s first quarter, primarily reflecting a decrease in promotional activity in response to improved inventory management, partially offset by the impact of product delayed by port issues in 2015 and the return to accrued incentive compensation at a target level.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended May 2, 2015 and May 3, 2014:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014

	(dollars in thousands)
Selling, general and administrative expenses	$328,217	$319,049
Percentage of total net sales	47.4%	46.8%
For the first quarter of fiscal 2015, SG&A was $328.2 million compared to $319.0 million in last year’s first quarter. SG&A was 47.4% of net sales, a 60 basis point increase from last year’s first quarter, primarily reflecting sales deleverage of occupancy expenses and the return to accrued incentive compensation at a target level, partially offset by benefits from cost reduction efforts announced last quarter.
Restructuring and Strategic Charges
In fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. These actions resulted in the impairment of certain assets, as well as the elimination of approximately 12% of the headquarters and field management employee base. In connection with this effort, in the first quarter of fiscal 2015, we recorded pre-tax restructuring and strategic charges of $14.9 million, which consisted of $6.0 million in non-cash property and equipment impairment charges, $5.6 million in continuing employee-related costs, $1.6 million in severance charges and $1.7 million in other charges. The after-tax impact of the restructuring and strategic charges totaled $9.3 million, or $0.06 per diluted share.
In connection with the program we determined to increase the rate of domestic store closures, with 135-140 under-performing stores to be closed starting in fiscal 2015 through 2017. As a result, we expect to incur lease termination expenses of approximately $2.5 million over the next 3 fiscal years.
Net Income and Earnings Per Diluted Share
Net income for the first quarter of fiscal 2015 was $32.5 million, or $0.22 per diluted share, compared to a net income of $39.9 million, or $0.26 per diluted share in last year’s first quarter. Results for the first quarter of fiscal 2015 include the impact of restructuring and strategic charges primarily related to employee-related costs and property and equipment impairment charges, of $9.3 million after-tax, or $0.06 per diluted share. The change in earnings per share reflects a decrease in net income, partially offset by the impact of approximately 11.3 million shares repurchased since the end of the first quarter last year, of which 10.7 million were repurchased in the first quarter of fiscal 2015.
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
Operating Activities
Net cash provided by operating activities for the first quarter of fiscal 2015 was $41.7 million, a decrease of approximately $25.7 million from last year's first quarter. This decrease primarily reflected changes in working capital, a decrease in fiscal 2015 net income, partially offset by property and equipment impairment charges related to restructuring and strategic activities in the first quarter of fiscal 2015. The changes in working capital primarily reflected the timing of payables, a decrease in accruals related to new store openings and lower accrued income taxes, partially offset by the return to accrued incentive compensation at a target level.

At the end of the first quarter of 2015, total inventories per selling square foot decreased 2.8%, primarily reflecting improved inventory management and lower average unit cost compared to the first quarter last year. Total inventories increased by less than one percent compared to the first quarter of last year.
Investing Activities
Net cash provided by investing activities for the first quarter of fiscal 2015 was $58.3 million compared to $9.5 million used in investing activities in last year's first quarter, reflecting a $78.1 million decrease in marketable securities in fiscal 2015 related to the partial funding of the ASR Agreements as further discussed in Note 8, compared to a $25.0 million decrease in last year's first quarter to fund general business operating needs. Investing activities in the first quarter of fiscal 2015 included net purchases of property and equipment totaling $19.8 million compared to $34.5 million in the same period last year.
Financing Activities
Net cash used in financing activities for the first quarter of fiscal 2015 was $135.5 million compared to $13.9 million in the same period last year. The increase in net cash used in financing activities primarily reflects $250.0 million in fiscal 2015 share repurchases under our ASR Agreements, partially offset by $124.0 million in proceeds received from borrowings under the Credit Facility, as further discussed in Note 7.
In the first quarter of fiscal 2015 we repurchased 10.7 million shares of our common stock under our ASR Agreements, as further discussed in Note 8. The value of the initial shares received on the date of purchase was approximately $187.5 million, reflecting a $17.50 price per share. In accordance with authoritative guidance, we recorded the remaining $62.5 million as a forward contract indexed to our common stock within additional paid-in capital.
Credit Facility
In fiscal 2011, we entered into a $70.0 million senior five-year unsecured revolving credit facility (the “Credit Facility”) with a syndicate led by JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, National Association, as syndication agent. In February 2015, we entered into an amendment of the Credit Facility expanding the commitment from $70.0 million to $125.0 million.

The Credit Facility provided a $125.0 million revolving credit facility that was scheduled to mature on July 27, 2016. As of May 2, 2015, $124.0 million in borrowings were outstanding under the Credit Facility, used to partially fund the ASR Agreements, as further discussed in Note 8. The outstanding borrowings incurred interest based upon the one-month LIBOR plus 1.75% and are reflected as $34.0 million in current debt and $90.0 million in long-term debt in the accompanying condensed consolidated balance sheets.

On May 4, 2015, we entered into a credit agreement (the "Agreement") among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent and the Lenders party hereto. Our obligations under the Agreement are guaranteed by certain of our material U.S. subsidiaries. The Agreement provides for a term loan commitment in the amount of $100.0 million, of which $100.0 million was drawn at closing, and matures on May 4, 2020. The Agreement also provides for a $100.0 million revolving credit facility, of which $24.0 million was drawn at closing, and matures on May 4, 2020. The Agreement has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement.
Store and Franchise Activity
During the first quarter of fiscal 2015, we had 5 net openings, consisting of 1 WH|BM, 3 Soma and 1 Boston Proper store. Currently, we expect 5-10 net store closures in fiscal 2015, reflecting approximately 5 net closures of Chico's stores, 8 net closures of WH|BM stores, 4 net openings of Soma stores and 1 net opening of Boston Proper stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise. As of May 2, 2015, we also sold merchandise through 33 international franchise locations.
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

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
In fiscal 2014, as a result of sales and margin declines in the Boston Proper brand due to issues with merchandising and marketing effectiveness, we recorded a pre-tax goodwill impairment charge of $25.8 million, reducing the carrying value of Boston Proper goodwill to $48.8 million and an impairment charge related to the Boston Proper trade name of $4.3 million pre-tax, reducing the carrying value of the Boston Proper trade name to $41.7 million. The 2014 Boston Proper impairment test utilized future cash flows for the Boston Proper reporting unit, which were projected based on our estimates, at that time, of future revenues, operating income and other factors. The discount rates used were based on a weighted-average cost of capital determined from relevant market comparisons, adjusted upward for specific reporting unit risks. Although we believe that our estimates of fair value are reasonable, if the sales or profitability trends continue to decline during fiscal 2015 compared to those that were expected or market multiples of similar companies or transactions decline, it is possible that an interim test, or our annual impairment test, could result in an impairment of Boston Proper goodwill or the Boston Proper trade name.
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
These statements, including those in this Form 10-Q and those in press releases or made orally, relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “expects,” “believes,” “anticipates,” “plans,” “estimates,” “approximately,” “our planning assumptions,” “future outlook,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 9, 2015 and the following:
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
The market risk of our financial instruments as of May 2, 2015 has not significantly changed since January 31, 2015. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On May 4, 2015, we entered into a new credit agreement and repaid, with no prepayment penalties, the $124.0 million outstanding obligation under our existing Credit Facility, as further discussed in Note 7. The new agreement, which matures on May 4, 2020, has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including corporate bonds, U.S. government agencies, municipal securities and commercial paper. The marketable securities portfolio as of May 2, 2015, consisted of $27.5 million of securities with maturity dates within one year or less and $20.9 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of May 2, 2015, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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

In the normal course of business, we are subject to proceedings, lawsuits and other claims including proceedings under laws and government regulations relating to labor, product, intellectual property and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at May 2, 2015, cannot be ascertained. Although these matters could affect the consolidated operating results of any one quarter when resolved in future periods, and although there can be no assurance with respect thereto, management believes that, after final disposition, any monetary liability or financial impact to us would not be material to the annual consolidated financial statements.
We are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our consolidated financial condition or results of operations.

ITEM 1A.	RISK FACTORS
In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K filed with the SEC on March 9, 2015 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2014 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
February 1, 2015 - February 28, 2015	170,314	$18.05	—	$290,000
March 1, 2015 - April 4, 2015 (c)	11,006,450	$17.52	10,714,286	$40,000
April 5, 2015 - May 2, 2015	4,904	$17.09	—	$40,000
Total	11,181,668	$17.52	10,714,286	$40,000

(a) Includes 467,382 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In December 2013, we announced a $300.0 million share repurchase plan. There was approximately $40.0 million remaining under the program as of the end of the first quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.
(c) In March 2015, we entered into ASR Agreements, as further discussed in Note 8, under which we paid $250.0 million and received an initial delivery of 10,714,286 shares of our common stock, representing approximately 75% of the shares expected to be repurchased based on the share price on the date of the agreement. The ASR Agreements are expected to be completed no later than October 2015. Shares purchased pursuant to the ASR Agreements are presented in the above table in the periods in which they are received. The amount that may yet be purchased under our share repurchase program, as presented in the above table, was reduced by the entire $250.0 million payment.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1	Employment letter agreement between the Company and David F. Dyer, dated as of March 3, 2014

Exhibit 10.2	Employment letter agreement between the Company and David F. Dyer, dated as of March 6, 2015

Exhibit 10.3	Employment letter agreement between the Company and Todd E. Vogensen, dated as of March 3, 2015

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	May 28, 2015	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer

Date:	May 28, 2015	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Corporate Secretary

Date:	May 28, 2015	By:	/s/ David M. Oliver
David M. Oliver
Vice President, Controller, Chief Accounting Officer and Treasurer