Form 10-Q
period 2015-08-01
CHICOS FAS INC
filed 2015-08-28
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
August 1, 2015	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At August 20, 2015, the registrant had 139,289,039 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks Ended August 1, 2015 (Unaudited) and August 2, 2014 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Twenty-Six and Thirteen Weeks Ended August 1, 2015 (Unaudited) and August 2, 2014 (Unaudited)	4

	Condensed Consolidated Balance Sheets – August 1, 2015 (Unaudited), January 31, 2015 (Unaudited) and August 2, 2014 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2015 (Unaudited ) and August 2, 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.	Exhibits	28

Signatures		29

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended				Thirteen Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$1,373,691	100.0%	$1,352,735	100.0%	$680,352	100.0%	$671,130	100.0%
Cost of goods sold	611,953	44.5%	618,372	45.7%	314,384	46.2%	319,658	47.6%
Gross margin	761,738	55.5%	734,363	54.3%	365,968	53.8%	351,472	52.4%
Selling, general and administrative expenses	636,654	46.3%	623,786	46.1%	308,437	45.3%	304,737	45.4%
Goodwill and trade name impairment charges	66,941	4.9%	—	0.0%	66,941	9.8%	—	0.0%
Restructuring and strategic charges	31,041	2.3%	—	0.0%	16,166	2.4%	—	0.0%
Income (loss) from operations	27,102	2.0%	110,577	8.2%	(25,576)	(3.7)%	46,735	7.0%
Interest (expense) income, net	(955)	(0.1)%	31	0.0%	(502)	(0.1)%	(9)	0.0%
Income (loss) before income taxes	26,147	1.9%	110,608	8.2%	(26,078)	(3.8)%	46,726	7.0%
Income tax (benefit) provision	(8,500)	(0.6)%	40,600	3.0%	(28,200)	(4.1)%	16,600	2.5%
Net income	$34,647	2.5%	$70,008	5.2%	$2,122	0.3%	$30,126	4.5%
Per share data:
Net income per common share-basic	$0.24		$0.46		$0.02		$0.20
Net income per common and common equivalent share–diluted	$0.24		$0.46		$0.02		$0.20
Weighted average common shares outstanding–basic	140,992		148,584		138,606		148,694
Weighted average common and common equivalent shares outstanding–diluted	141,339		149,127		138,961		149,218
Dividends declared per share	$0.2325		$0.2250		$0.0775		$0.0750

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net income	$34,647	$70,008	$2,122	$30,126
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of taxes	(18)	(52)	(6)	(24)
Foreign currency translation adjustment, net of taxes	121	(3)	331	6
Comprehensive income	$34,750	$69,953	$2,447	$30,108

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	August 1, 2015	January 31, 2015	August 2, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$109,015	$133,351	$114,387
Marketable securities, at fair value	47,999	126,561	94,276
Inventories	239,043	235,159	238,072
Prepaid expenses and other current assets	68,979	51,088	50,744
Assets held for sale	85,941	16,800	—
Total Current Assets	550,977	562,959	497,479
Property and Equipment, net	563,583	606,147	635,651
Other Assets:
Goodwill	96,774	145,627	171,427
Other intangible assets, net	38,930	109,538	116,017
Other assets, net	15,522	14,310	10,828
Total Other Assets	151,226	269,475	298,272
	$1,265,786	$1,438,581	$1,431,402
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$148,288	$144,534	$156,091
Current debt	10,000	—	—
Other current and deferred liabilities	150,433	158,396	140,545
Liabilities held for sale	7,297	—	—
Total Current Liabilities	316,018	302,930	296,636
Noncurrent Liabilities:
Long-term debt	87,186	—	—
Deferred liabilities	138,815	142,371	141,704
Deferred taxes	13,562	49,659	47,441
Total Noncurrent Liabilities	239,563	192,030	189,145
Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,394	1,529	1,530
Additional paid-in capital	422,387	407,275	393,031
Treasury stock, at cost	(249,854)	—	—
Retained earnings	535,613	534,255	551,003
Accumulated other comprehensive income	665	562	57
Total Stockholders’ Equity	710,205	943,621	945,621
	$1,265,786	$1,438,581	$1,431,402

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Cash Flows From Operating Activities:
Net income	$34,647	$70,008
Adjustments to reconcile net income to net cash provided by operating activities —
Goodwill and trade name impairment charges, pre-tax	66,941	—
Depreciation and amortization	61,672	60,373
Loss on disposal and impairment of property and equipment	21,603	209
Deferred tax benefit	(39,881)	(4,443)
Stock-based compensation expense	13,657	12,684
Excess tax benefit from stock-based compensation	(2,170)	(1,196)
Deferred rent and lease credits	(9,219)	(9,221)
Changes in assets and liabilities:
Inventories	(15,165)	73
Prepaid expenses and other assets	(19,212)	(1,645)
Accounts payable	(3,045)	13,346
Accrued and other liabilities	2,254	12,952
Net cash provided by operating activities	112,082	153,140
Cash Flows From Investing Activities:
Purchases of marketable securities	(29,460)	(42,700)
Proceeds from sale of marketable securities	107,994	64,407
Purchases of property and equipment, net	(42,836)	(62,966)
Net cash provided by (used in) investing activities	35,698	(41,259)
Cash Flows From Financing Activities:
Proceeds from borrowings	124,000	—
Payments on borrowings	(26,500)	—
Proceeds from issuance of common stock	9,087	4,297
Excess tax benefit from stock-based compensation	2,170	1,196
Dividends paid	(22,160)	(22,901)
Repurchase of common stock	(258,834)	(16,527)
Net cash used in financing activities	(172,237)	(33,935)
Effects of exchange rate changes on cash and cash equivalents	121	(3)
Net (decrease) increase in cash and cash equivalents	(24,336)	77,943
Cash and Cash Equivalents, Beginning of period	133,351	36,444
Cash and Cash Equivalents, End of period	$109,015	$114,387
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,570	$151
Cash paid for income taxes, net	$45,285	$36,812

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 1, 2015
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks and twenty-six weeks ended August 1, 2015 are not necessarily indicative of the results that may be expected for the entire year.

Note 2. New Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. We are currently assessing the potential impact of adopting this ASU, but do not, at this time, anticipate a material impact to our consolidated results of operations, financial position or cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which modifies the presentation of debt issuance costs in financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than the Company's current classification as a deferred asset within Other Assets. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We elected to early adopt this guidance in the second quarter ended August 1, 2015, and have presented the debt issuance costs related to our revolving credit facility as a deferred asset within Other Assets, as is permitted by ASU No. 2015-15, Imputation of Interest, which was issued in August 2015. Such adoption did not have a material impact to our consolidated financial position.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently assessing the new standard and its potential impact to our consolidated results of operations, financial position and cash flows.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's operations and financial results would qualify as discontinued operations. The update also requires expanded disclosures for discontinued operations and requires entities to disclose information about disposals of individually significant components that don't qualify for discontinued operations reporting. ASU 2014-08 was effective prospectively for interim and annual reporting periods beginning after December 15, 2014. We adopted this standard beginning with the first quarter ended May 2, 2015 and have applied this standard to the Boston Proper disposal, as further discussed in Note 3.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 1, 2015
(Unaudited)

Note 3. Restructuring and Strategic Charges
During the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. In connection with this effort, in the fourth quarter of fiscal 2014, we recorded pre-tax restructuring and other charges of approximately $16.7 million primarily related to severance, store closures and other impairment charges.
During the second quarter of fiscal 2015 in connection with the restructuring program, we completed an evaluation of the Boston Proper brand and initiated a plan (the "Plan") to sell the direct-to-consumer ("DTC") business and close its stores, allowing us to focus our efforts on our core omni-channel brands. The Boston Proper DTC business is currently being marketed by a third party on our behalf. As of August 1, 2015, all assets and liabilities of the Boston Proper DTC business have been recorded as held for sale in the accompanying condensed consolidated balance sheets at fair value less costs to sell. While we currently expect to sell the Boston Proper DTC business, the sale is dependent on local and global economic factors and the existence of prospective buyers, among other factors. There can be no assurance that we will realize our expected proceeds or that the sale, if any, will be complete within a reasonable time. We assessed the disposal group and determined that the sale of the Boston Proper DTC business will not have a major effect on our consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the financial statements as a discontinued operation. Pretax losses in the second quarter of fiscal 2015 and 2014 for the Boston Proper DTC business were $1.4 million and $0.9 million, respectively. Pretax losses in the year-to-date period of fiscal 2015 and 2014 were $4.4 million and $2.6 million, respectively.
A summary of the restructuring and strategic charges is presented in the table below:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

	(in thousands)
Impairment charges	$20,930	$—	$14,978	$—
Continuing employee-related costs	5,639	—	14	—
Severance charges	1,820	—	186	—
Lease termination charges	2,757	—	1,688	—
Other	(105)	—	(700)	—
Total restructuring and strategic charges, pre-tax	$31,041	$—	$16,166	$—
During the second quarter of fiscal 2015, we recorded pre-tax restructuring and strategic charges in the accompanying condensed consolidated statements of income of $16.2 million, primarily related to $12.7 million in property and equipment impairment charges related to Boston Proper and a $2.0 million loss recognized on Boston Proper DTC assets held for sale. During the year-to-date period of fiscal 2015, we recorded pre-tax restructuring and strategic charges of $31.0 million, primarily related to $20.9 million in property and equipment impairment charges, $5.6 million in continuing employee-related costs, $1.8 million in severance charges and $2.8 million in lease termination charges.
In connection with the restructuring and strategic activities, we determined to increase the rate of domestic store closures and identified 160-165 under-performing stores for closure, including the Boston Proper stores. Through the second quarter of 2015, 20 stores across our brands have been closed. We plan to close an additional 53 stores, including the Boston Proper stores, in fiscal 2015, with the remainder to be closed in fiscal 2016 and 2017. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $9.4 million.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 1, 2015
(Unaudited)

As of August 1, 2015, a reserve of $6.3 million related to restructuring and strategic activities was outstanding and was included in other current and deferred liabilities in the accompanying condensed consolidated balance sheets. A roll-forward of the reserve is presented as follows:

	Severance Charges	Lease Termination Charges	Other	Total

	(in thousands)
Beginning Balance, January 31, 2015	$7,577	$—	$486	$8,063
Charges	1,820	2,757	596	5,173
Payments	(5,564)	(313)	(1,082)	(6,959)
Ending Balance, August 1, 2015	$3,833	$2,444	$—	$6,277

Note 4. Goodwill and Trade Name Impairment Charges
In the second quarter of fiscal 2015, in connection with the Plan, we recorded a pre-tax goodwill impairment charge of $48.9 million, reducing the carrying value of goodwill to zero, and a pre-tax impairment charge related to the Boston Proper trade name of $18.0 million, reducing the carrying value of the trade name to $23.6 million. The carrying value of the Boston Proper trade name is included in assets held for sale in the condensed consolidated balance sheet as of August 1, 2015.
The following table provides changes in the carrying amount of Boston Proper goodwill:

August 1, 2015

(in thousands)
Gross carrying amount	$141,919
Cumulative impairment, January 31, 2015	(93,066)
Impairment charges	(48,853)
Cumulative impairment, August 1, 2015	(141,919)
Net carrying amount	$—

Note 5. Stock-Based Compensation
For the twenty-six weeks ended August 1, 2015 and August 2, 2014, stock-based compensation expense was $13.7 million and $12.7 million, respectively. As of August 1, 2015, approximately 6.8 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.
Restricted Stock Awards
Restricted stock award activity for the twenty-six weeks ended August 1, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,918,189	$15.70
Granted	1,262,720	18.14
Vested	(1,316,265)	16.04
Forfeited	(410,879)	16.92
Unvested, end of period	3,453,765	16.32

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 1, 2015
(Unaudited)

Performance-based Restricted Stock Units
For the twenty-six weeks ended August 1, 2015, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2015. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the twenty-six weeks ended August 1, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	213,453	$15.01
Granted	526,810	18.23
Vested	(213,453)	15.01
Forfeited	(18,732)	18.23
Unvested, end of period	508,078	18.23
 Stock Option Awards
For the twenty-six weeks ended August 1, 2015 and August 2, 2014, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options.
Stock option activity for the twenty-six weeks ended August 1, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,947,928	$15.16
Granted	—	—
Exercised	(695,461)	11.46
Forfeited or expired	(110,866)	29.88
Outstanding and exercisable at August 1, 2015	1,141,601	15.99

Note 6. Income Taxes

The provision for income taxes is based on a current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. Our effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings.
For the thirteen weeks ended August 1, 2015 and August 2, 2014 the effective tax rate was (108.1)% and 35.5%, respectively. The income tax benefit for the second quarter of 2015 of $28.2 million and effective tax rate of (108.1)% primarily reflected the tax benefit related to the expected disposition of Boston Proper's stock and the tax benefit of Boston Proper goodwill impairment on the annual effective tax rate.
For the twenty-six weeks ended August 1, 2015 and August 2, 2014, the effective tax rate was (32.5)% and 36.7%, respectively. The income tax benefit for fiscal 2015 of $8.5 million and effective tax rate of (32.5)% primarily reflected the tax benefit related to the expected disposition of Boston Proper's stock and the tax benefit of Boston Proper goodwill impairment on the annual effective tax rate.

Note 7. Earnings Per Share
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 1, 2015
(Unaudited)

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

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of income (in thousands, except per share amounts):

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Numerator
Net income	$34,647	$70,008	$2,122	$30,126
Net income and dividends declared allocated to participating securities	(804)	(1,902)	(28)	(842)
Net income available to common shareholders	$33,843	$68,106	$2,094	$29,284
Denominator
Weighted average common shares outstanding – basic	140,992	148,584	138,606	148,694
Dilutive effect of non-participating securities	347	543	355	524
Weighted average common and common equivalent shares outstanding – diluted	141,339	149,127	138,961	149,218
Net income per common share:
Basic	$0.24	$0.46	$0.02	$0.20
Diluted	$0.24	$0.46	$0.02	$0.20
For the twenty-six weeks ended August 1, 2015 and August 2, 2014, 0.8 million and 0.6 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the thirteen weeks ended August 1, 2015 and August 2, 2014, 0.3 million and 0.6 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Note 8. Fair Value Measurements
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments. Refer to Note 11 for the fair value of the Company's outstanding debt instruments.
Marketable securities are classified as available-for-sale and as of August 1, 2015 generally consist of corporate bonds, U.S. government agencies and commercial paper with $26.9 million of securities with maturity dates within one year or less and $21.1 million with maturity dates over one year and less than two years.
We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 1, 2015
(Unaudited)

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
From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived assets, goodwill and other intangible assets for impairment using company-specific assumptions which would fall within Level 3 of the fair value hierarchy. The carrying value of the current assets and liabilities held for sale related to the the Boston Proper DTC business approximate their fair value due to their short-term nature. We estimate the fair value of other assets held for sale using market values for similar assets which would fall within Level 2 of the fair value hierarchy. During the second quarter of fiscal 2015, we recorded $81.6 million in pre-tax impairment charges related to assets measured at fair value on a non-recurring basis, comprised of $48.9 million in Boston Proper goodwill impairment, $18.0 million pre-tax in Boston Proper trade name impairment, $12.7 million in property and equipment impairment charges related to Boston Proper and a $2.0 million loss recognized on Boston Proper DTC assets held for sale.
To assess the fair value of Boston Proper goodwill, we utilized an income approach, which incorporated market assumptions. Inputs used to calculate the fair value based on the income approach primarily included estimated future cash flows for the DTC business, discounted at a rate that approximates a rate that would be used by a market participant. Inputs used to calculate the fair value also incorporated market assumptions and included consideration of multiples of sales and earnings based on guidelines for publicly traded companies and recent transactions.
To assess the fair value of the Boston Proper trade name, we utilized a relief from royalty approach. Inputs used to calculate the fair value of the trade name primarily included future sales projections for the DTC business, discounted at a rate that approximates a rate that would be used by a market participant and estimated royalty rate.
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.
During the quarter ended August 1, 2015, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of August 1, 2015, January 31, 2015 and August 2, 2014, we did not have any Level 3 cash equivalents or marketable securities. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 1, 2015
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of August 1, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$2,332	$2,332	$—	$—
Marketable securities:
U.S. government agencies	17,022	—	17,022	—
Corporate bonds	28,977	—	28,977	—
Commercial paper	2,000	—	2,000	—
Non Current Assets
Deferred compensation plan	9,454	9,454	—	—
Total	$59,785	$11,786	$47,999	$—

	Balance as of January 31, 2015
Current Assets
Cash equivalents:
Money market accounts	$338	$338	$—	$—
Marketable securities:
Municipal securities	16,663	—	16,663	—
U.S. government securities	1,402	1,402	—	—
U.S. government agencies	26,299	—	26,299	—
Corporate bonds	79,202	—	79,202	—
Commercial paper	2,995	—	2,995	—
Non Current Assets
Deferred compensation plan	8,461	8,461	—	—
Total	$135,360	$10,201	$125,159	$—

	Balance as of August 2, 2014
Current Assets
Cash equivalents:
Money market accounts	$2,424	$2,424	$—	$—
Marketable securities:
Municipal securities	25,736	—	25,736	—
U.S. government securities	2,159	2,159	—	—
U.S. government agencies	15,520	—	15,520	—
Corporate bonds	50,861	—	50,861	—
Non Current Assets
Deferred compensation plan	7,560	7,560	—	—
Total	$104,260	$12,143	$92,117	$—

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 1, 2015
(Unaudited)

Note 9. Inventories
As of August 1, 2015, in connection with the Plan, Boston Proper DTC inventories of $11.3 million were reclassified to assets held for sale, as further discussed in Note 10. When including inventory related to the Boston Proper DTC business, inventories totaled $250.3 million compared to $238.1 million in last year's second quarter.
Note 10. Assets and Liabilities Held for Sale
As of August 1, 2015, all assets and liabilities of the Boston Proper DTC business have been recorded as held for sale in the accompanying condensed consolidated balance sheets. All assets held for sale were measured at fair value less costs to sell, resulting in a loss of $2.0 million in the second quarter of 2015, which is reflected in restructuring and strategic charges in the condensed consolidated statements of income.
The following table summarizes the balances of assets and liabilities held for sale as of August 1, 2015. Other intangible assets is presented net of impairment charges, as further discussed in Note 4:

August 1, 2015

(in thousands)
Assets:
Inventories	$11,282
Other current assets	1,709
Property and equipment, net	565
Other intangible assets, net	50,341
Boston Proper DTC assets	63,897
Loss recognized on Boston Proper DTC assets held for sale	(2,000)
Total Boston Proper DTC assets held for sale	61,897
Land and other assets held for sale	24,044
Total assets held for sale	$85,941

Liabilities:
Current liabilities	$7,297
Total Boston Proper DTC liabilities held for sale	$7,297

Note 11. Debt
On May 4, 2015, we entered into a credit agreement (the "Agreement") among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent and the Lenders party hereto. Our obligations under the Agreement are guaranteed by certain of our material U.S. subsidiaries. The Agreement provides for a term loan commitment in the amount of $100.0 million, of which $100.0 million was drawn at closing, and matures on May 4, 2020, payable in quarterly installments, as defined in the Agreement, with the remainder due at maturity. The Agreement also provides for a $100.0 million revolving credit facility, of which $24.0 million was drawn at closing and was repaid in the second quarter of 2015. The revolving credit facility matures on May 4, 2020. The Agreement has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement contains customary representations, warranties, and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at August 1, 2015.
On May 4, 2015, in connection with our entry into the Agreement, we repaid and terminated, with no prepayment penalties, the $124.0 million outstanding obligation under our 2011 revolving credit facility. We used the proceeds from the initial draw of the term loan and revolving credit facility of the Agreement to repay such obligations.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
August 1, 2015
(Unaudited)

As of August 1, 2015, $97.2 million in net borrowings were outstanding under the Agreement, and are reflected as $10.0 million in current debt and $87.2 million in long-term debt in the accompanying condensed consolidated balance sheets. As of August 1, 2015, an unamortized debt discount of $0.7 million was outstanding related to the Agreement and is allocated to other assets and long-term debt in the accompanying condensed consolidated balance sheet.
The following table provides details on our debt outstanding as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015	January 31, 2015	August 2, 2014

	(in thousands)
Credit Agreement, net of unamortized debt discount	$97,186	$—	$—
Less: current portion	(10,000)	—	—
Total long-term debt, net of unamortized debt discount	$87,186	$—	$—

Note 12. Share Repurchases
In December 2013, we announced a $300.0 million share repurchase authorization, and immediately prior to the execution of the accelerated stock repurchase agreements ("ASR Agreements") described below, we had $290.0 million remaining under the existing authority.
In March 2015, we entered into ASR Agreements with each of Merrill Lynch, Pierce, Fenner and Smith Incorporated ("Merill Lynch"), as agent for Merrill Lynch International, and J.P. Morgan Securities, LLC ("JP Morgan"), as agent for JPMorgan Chase Bank, N.A., to purchase $250.0 million in outstanding shares of our common stock. Under the ASR Agreements, we made a payment of approximately $125.0 million to each of Merrill Lynch and JP Morgan and received from each of them an initial delivery of approximately 5.35 million common shares. The value of the initial shares received on the date of purchase was approximately $187.5 million. In the second quarter of fiscal 2015, Merill Lynch and JP Morgan delivered an additional 3.9 million shares upon completion of the ASR Agreements, valued at approximately $62.5 million.
We accounted for the ASR Agreements as treasury stock repurchase transactions, reducing the shares outstanding by the 10.7 million common shares initially repurchased and resulted in an immediate reduction of the outstanding shares used to calculate the weighted-average common shares outstanding for basic and diluted earnings per share. The additional 3.9 million shares delivered resulted in a reduction of the outstanding shares on the date of delivery in the second quarter of fiscal 2015.
Following the consummation of the ASR Agreements, we had approximately $40.0 million remaining under our share repurchase program. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

Note 13. Subsequent Events
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
During the second quarter of fiscal 2015, we completed an evaluation of the Boston Proper brand, including consideration of the long-term potential of stores for the brand, and initiated a plan (the "Plan") to sell the direct-to-consumer ("DTC") business and close its stores, as further discussed in Note 3, allowing us to focus our efforts on our core omni-channel brands.
Net sales for the second quarter of fiscal 2015 were $680.4 million, an increase of 1.4% compared to $671.1 million in last year's second quarter. The increase reflected 23 net new stores for a 1.3% square footage increase since last year’s second quarter and a 0.5% increase in comparable sales. The 0.5% increase in comparable sales for the second quarter was on top of a 0.3% increase in last year’s second quarter, reflecting an increase in average dollar sale partially offset by a decrease in transaction count.
Net income for the second quarter of fiscal 2015 was $2.1 million, or $0.02 per diluted share, compared to net income of $30.1 million, or $0.20 per diluted share, in last year’s second quarter. Results for the second quarter of fiscal 2015 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $47.1 million after-tax, or $0.33 per diluted share, restructuring and strategic charges primarily related to property and equipment impairment charges for the Boston Proper stores of $10.1 million after-tax, or $0.07 per diluted share, and a tax benefit related to the expected disposition of Boston Proper's stock of $23.8 million, or $0.17 per diluted share. The change in earnings per share also reflects a decrease in net income, partially offset by the impact of approximately 14.6 million shares repurchased since the end of the second quarter last year, all of which were repurchased in fiscal 2015.
Net sales for the year-to-date period of fiscal 2015 were $1.374 billion, an increase of 1.5% compared to $1.353 billion in last year’s year-to-date period. Net income for the year-to-date period of fiscal 2015 was $34.6 million, or $0.24 per diluted share, compared to net income of $70.0 million, or $0.46 per diluted share, in last year's year-to-date period. Results for the year-to-date period of fiscal 2015 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $47.1 million after-tax, or $0.33 per diluted share, restructuring and strategic charges primarily related to property and equipment impairment charges, employee-related costs and lease termination charges of $19.3 million after-tax, or $0.13 per diluted share, and a tax benefit related to the expected disposition of Boston Proper's stock of $23.8 million, or $0.17 per diluted share.The change in earnings per share also reflects a decrease in net income, partially offset by the impact of approximately 14.6 million shares repurchased since the end of the second quarter last year, all of which were repurchased in fiscal 2015.
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

We pursue the growth of the brands in our portfolio by building our omni-channel capabilities, which includes managing our store base and our growing online presence, executing innovative marketing plans, effectively leveraging expenses and optimizing the potential of each of our brands. As part of our continuous efforts to improve our overall strategy while seeking to enhance and support our long-term growth, in fiscal 2014, we initiated new capital allocation and cost reduction initiatives that are focused on advancing our omni-channel capabilities in order to improve the overall customer experience, reducing overall capital expenditures, re-balancing our store fleet, effectively managing other expenses and improving our inventory management. Additionally, in fiscal 2015, we completed an evaluation of the Boston Proper brand and initiated a Plan to sell the DTC business and close its stores, allowing us to focus our efforts on our core omni-channel brands.

RESULTS OF OPERATIONS
Thirteen Weeks Ended August 1, 2015 Compared to the Thirteen Weeks Ended August 2, 2014
The following table depicts net sales by Chico’s, WH|BM, Soma and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended August 1, 2015 and August 2, 2014:

	Thirteen Weeks Ended
	August 1, 2015		August 2, 2014

	(dollars in thousands)
Chico's	$353,842	52.0%	$349,983	52.1%
WH|BM	212,437	31.2%	213,914	31.9%
Soma	89,864	13.2%	81,905	12.2%
Boston Proper	24,209	3.6%	25,328	3.8%
Total net sales	$680,352	100.0%	$671,130	100.0%
Net sales for the second quarter increased 1.4% to $680.4 million from $671.1 million in last year’s second quarter, primarily reflecting 23 net new stores for a 1.3% square footage increase since last year's second quarter and a 0.5% increase in comparable sales. The 0.5% increase in comparable sales for the second quarter was on top of a 0.3% increase in last year’s second quarter, reflecting an increase in average dollar sale partially offset by a decrease in transaction count.
The following table depicts comparable sales percentages by Chico's, WH|BM and Soma for the thirteen weeks ended August 1, 2015 and August 2, 2014:

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014
Chico's	0.9%	0.7%
WH|BM	(1.9)%	(1.9)%
Soma	5.1%	4.7%
Total Company	0.5%	0.3%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended August 1, 2015 and August 2, 2014:

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014

	(dollars in thousands)
Cost of goods sold	$314,384	$319,658
Gross margin	$365,968	$351,472
Gross margin percentage	53.8%	52.4%
For the second quarter of fiscal 2015, gross margin was $366.0 million compared to $351.5 million in last year’s second quarter. Gross margin was 53.8% of net sales, a 140 basis point increase from last year’s second quarter, primarily reflecting a decrease in promotional activity in response to improved inventory management, and benefits from previously announced cost reduction efforts, partially offset by an increase in accrued incentive compensation.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended August 1, 2015 and August 2, 2014:

	Thirteen Weeks Ended
	August 1, 2015	August 2, 2014

	(dollars in thousands)
Selling, general and administrative expenses	$308,437	$304,737
Percentage of total net sales	45.3%	45.4%
For the second quarter of fiscal 2015, SG&A was $308.4 million compared to $304.7 million in last year’s second quarter. SG&A was 45.3% of net sales, a 10 basis point decrease from last year’s second quarter, primarily reflecting benefits from previously announced cost reduction efforts, partially offset by an increase in accrued incentive compensation and occupancy costs.
Restructuring and Strategic Charges
In fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. In connection with this effort, in the second quarter of fiscal 2015, we recorded pre-tax restructuring and strategic charges of $16.2 million, primarily related to $12.7 million in property and equipment impairment charges related to Boston Proper and a $2.0 million loss recognized on Boston Proper DTC assets held for sale. The after-tax impact of the restructuring and strategic charges in the second quarter totaled $10.1 million, or $0.07 per diluted share.
In connection with the restructuring and strategic activities, we determined to increase the rate of domestic store closures and identified 160-165 under-performing stores for closure, including the Boston Proper stores. Through the second quarter of 2015, we have closed 20 stores across our brands. We plan to close an additional 53 stores, including the Boston Proper stores, in fiscal 2015, with the remainder to be closed in fiscal 2016 and 2017. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $9.4 million.
Goodwill and Trade Name Impairment Charges
In the second quarter of fiscal 2015, in connection with the Plan, the Company determined that certain Boston Proper intangibles were impaired and recorded $66.9 million in pre-tax, non-cash goodwill and trade name impairment charges. The $66.9 million Boston Proper impairment charges included $48.9 million related to goodwill and $18.0 million related to the trade name.
The after-tax impact of the goodwill and trade name impairment charges totaled $47.1 million, or $0.33 per diluted share, inclusive of a $13.0 million non-cash tax benefit resulting from the tax effect of the goodwill impairment on the annual effective tax rate. The $13.0 million non-cash tax benefit in the second quarter is expected to be offset by approximately $13.0 million in non-cash tax charges in the balance of the fiscal year.
Provision for Income Taxes
Our effective tax rate for the second quarter of fiscal 2015 was (108.1)%, compared to an effective tax rate of 35.5% in last year's second quarter. The income tax benefit of $28.2 million and effective tax rate of (108.1)% primarily reflected the tax benefit related to the expected disposition of Boston Proper's stock and the tax benefit of Boston Proper goodwill impairment on the annual effective tax rate. Excluding the tax benefit related to the expected disposition of Boston Proper's stock and the tax benefit related to Boston Proper goodwill and trade name impairment charges, the 2015 second quarter effective tax rate would have been 37.7% compared to an effective tax rate of 35.5% in the second quarter of fiscal 2014, primarily reflecting favorable state tax settlements in fiscal 2014.
Net Income and Earnings Per Diluted Share
Net income for the second quarter of fiscal 2015 was $2.1 million, or $0.02 per diluted share, compared to net income of $30.1 million, or $0.20 per diluted share in last year’s second quarter. Results for the second quarter of fiscal 2015 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $47.1 million after-tax, or $0.33 per diluted share, restructuring and strategic charges primarily related to property and equipment impairment charges for the Boston Proper stores of $10.1 million after-tax, or $0.07 per diluted share, and a tax benefit related to the expected disposition of Boston Proper's stock of $23.8 million, or $0.17 per diluted share. The change in earnings per share also reflects a decrease in net income, partially offset by the impact of approximately 14.6 million shares repurchased since the end of the second quarter last year, all of which were repurchased in fiscal 2015.
Twenty-Six Weeks Ended August 1, 2015 Compared to the Twenty-Six Weeks Ended August 2, 2014
The following table depicts net sales by Chico’s, WH|BM, Soma and Boston Proper in dollars and as a percentage of total net sales for the twenty-six weeks ended August 1, 2015 and August 2, 2014:

	Twenty-Six Weeks Ended
	August 1, 2015		August 2, 2014

	(dollars in thousands)
Chico's	$722,334	52.6%	$722,271	53.4%
WH|BM	436,957	31.8%	431,087	31.9%
Soma	166,410	12.1%	149,738	11.0%
Boston Proper	47,990	3.5%	49,639	3.7%
Total net sales	$1,373,691	100.0%	$1,352,735	100.0%
Net sales for the year-to-date period increased 1.5% to $1.374 billion from $1.353 billion in last year’s year-to-date period, primarily reflecting 23 net new stores for a 1.3% square footage increase since last year's second quarter and a 0.2% increase in comparable sales. The 0.2% increase in comparable sales for the year-to-date period was following a 1.2% decrease in last year’s year-to-date period, reflecting an increase in average dollar sale partially offset by a decrease in transaction count.
The following table depicts comparable sales percentages by Chico's, WH|BM and Soma for the twenty-six weeks ended August 1, 2015 and August 2, 2014:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014
Chico's	(0.8)%	(0.1)%
WH|BM	0.0%	(5.4)%
Soma	5.7%	6.7%
Total Company	0.2%	(1.2)%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the twenty-six weeks ended August 1, 2015 and August 2, 2014:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014

	(dollars in thousands)
Cost of goods sold	$611,953	$618,372
Gross margin	$761,738	$734,363
Gross margin percentage	55.5%	54.3%
Gross margin for the year-to-date period was $761.7 million compared to $734.4 million in last year’s year-to-date period. Gross margin was 55.5% of net sales, a 120 basis point increase from fiscal 2014, primarily reflecting a decrease in promotional activity in response to improved inventory management, and benefits from previously announced cost reduction efforts, partially offset by the impact of product delayed by port issues in 2015 and an increase in accrued incentive compensation.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the twenty-six weeks ended August 1, 2015 and August 2, 2014:

	Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014

	(dollars in thousands)
Selling, general and administrative expenses	$636,654	$623,786
Percentage of total net sales	46.3%	46.1%

SG&A for the year-to-date period was $636.7 million compared to $623.8 million in last year’s year-to-date period. SG&A was 46.3% of net sales, a 20 basis point increase from last year’s year-to-date period, primarily reflecting sales deleverage of occupancy expenses, and an increase in accrued incentive compensation, partially offset by benefits from previously announced cost reduction efforts.
Restructuring and Strategic Charges
Restructuring and strategic charges for the year-to-date period was $31.0 million pre-tax, which consisted primarily of $20.9 million in non-cash property and equipment impairment charges, $5.6 million in continuing employee-related costs, $2.8 million in lease termination charges and $1.8 million in severance charges. The after-tax impact of the restructuring and strategic charges totaled $19.3 million, or $0.13 per diluted share.
Goodwill and Trade Name Impairment Charges
In the second quarter of fiscal 2015, in connection with the Plan, the Company determined that certain Boston Proper intangibles were impaired and recorded $66.9 million in pre-tax, non-cash goodwill and trade name impairment charges. The $66.9 million Boston Proper impairment charges included $48.9 million related to goodwill and $18.0 million related to the trade name.
The after-tax impact of the goodwill and trade name impairment charges totaled $47.1 million, or $0.33 per diluted share, inclusive of a $13.0 million non-cash tax benefit resulting from the tax effect of the goodwill impairment on the annual effective tax rate. The $13.0 million non-cash tax benefit in the second quarter is expected to be offset by approximately $13.0 million in non-cash tax charges in the balance of the fiscal year.
Provision for Income Taxes
Our effective tax rate for the year-to-date period was (32.5)%, compared to an effective tax rate of 36.7% in last year's year-to-date period. The income tax benefit of $8.5 million and effective tax rate of (32.5)% primarily reflected the tax benefit related to the expected disposition of Boston Proper's stock and the benefit of Boston Proper goodwill impairment on the annual effective tax rate. Excluding the tax benefit related to the expected disposition of Boston Proper's stock and the tax benefit related to Boston Proper goodwill and trade name impairment charges, the effective tax rate for the year-to-date period of fiscal 2015 would have been 37.7% compared to an effective tax rate of 36.7% in last year's year-to-date period.
Net Income and Earnings Per Diluted Share
Net income for the year-to-date period of fiscal 2015 was $34.6 million, or $0.24 per diluted share, compared to net income of $70.0 million, or $0.46 per diluted share, in last year's year-to-date period. Results for the year-to-date period of fiscal 2015 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $47.1 million after-tax, or $0.33 per diluted share, restructuring and strategic charges primarily related to property and equipment impairment charges, employee-related costs and lease termination charges, of $19.3 million after-tax, or $0.13 per diluted share, and the tax benefit related to the expected disposition of Boston Proper's stock of $23.8 million, or $0.17 per diluted share.The change in earnings per share also reflects a decrease in net income, partially offset by the impact of approximately 14.6 million shares repurchased since the end of the second quarter last year, all of which were repurchased in fiscal 2015.

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

Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omni-channel capabilities, including: information technology and relocated, remodeled and new stores.
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2015 was $112.1 million, a decrease of approximately $41.1 million from last year's year-to-date period. This decrease primarily reflected changes in working capital, partially offset by higher net income when adjusted for non-cash impairment charges and the deferred tax benefit related to the exit of Boston Proper. The changes in working capital primarily reflected the timing of payables, a decrease in accruals related to new store openings and an increase in net income tax receivable, partially offset by an increase in accrued incentive compensation.
At the end of the second quarter of 2015, inventories totaled $250.3 million, when including inventory related to the Boston Proper DTC business, compared to $238.1 million in last year's second quarter. Inventories per selling square foot decreased 5.7%, when excluding in-transit inventories, primarily reflecting improved inventory management and lower average unit cost compared to the second quarter last year. In-transit inventories increased by $20.3 million, primarily reflecting longer in-transit times and accelerated shipping dates to facilitate timely merchandise receipts.
Investing Activities
Net cash provided by investing activities for the year-to-date period of fiscal 2015 was $35.7 million compared to $41.3 million used in investing activities in last year's year-to-date period, reflecting a $78.5 million decrease in marketable securities in fiscal 2015 related to the partial funding of the ASR Agreements as further discussed in Note 12, compared to a $21.7 million decrease in the same period last year to fund general business operating needs. Investing activities in the year-to-date period of fiscal 2015 included net purchases of property and equipment totaling $42.8 million compared to $63.0 million in the same period last year.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2015 was $172.2 million compared to $33.9 million in last year's year-to-date period. The increase in net cash used in financing activities primarily reflects $250.0 million in fiscal 2015 share repurchases under our ASR Agreements, partially offset by $97.5 million in net proceeds from borrowings under the Credit Agreement, as further discussed in Note 11.
Credit Facility
On May 4, 2015, we entered into a credit agreement (the "Agreement") among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent and the Lenders party hereto. Our obligations under the Agreement are guaranteed by certain of our material U.S. subsidiaries. The Agreement provides for a term loan commitment in the amount of $100.0 million, of which $100.0 million was drawn at closing, and matures on May 4, 2020. The Agreement also provides for a $100.0 million revolving credit facility, of which $24.0 million was drawn at closing and was repaid in the second quarter of 2015. The revolving credit facility matures on May 4, 2020. The Agreement has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement.
On May 4, 2015, in connection with our entry into the Agreement, we repaid and terminated, with no prepayment penalties, the $124.0 million outstanding obligation under our 2011 revolving credit facility. We used the proceeds from the initial draw of the term loan and revolving credit facility of the Agreement to repay such obligations.
As of August 1, 2015, $97.2 million in net borrowings were outstanding under the Agreement, and are reflected as $10.0 million in current debt and $87.2 million in long-term debt in the accompanying condensed consolidated balance sheets.

Store and Franchise Activity
During the fiscal 2015 year-to-date period, we had 1 net opening, consisting of net closures of 2 Chico's and 2 WH|BM stores, and net openings of 4 Soma and 1 Boston Proper store. Currently, we expect 30-35 net store closures in fiscal 2015, reflecting approximately 6 net closures of Chico's stores, 12 net closures of WH|BM stores, 4 net openings of Soma stores and 19 net closures of Boston Proper stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise. As of August 1, 2015, we also sold merchandise through 33 international franchise locations.
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
The market risk of our financial instruments as of August 1, 2015 has not significantly changed since January 31, 2015. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On May 4, 2015, we entered into a credit agreement, as further discussed in Note 11. The Agreement, which matures on May 4, 2020, has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of August 1, 2015, consisted of $26.9 million of securities with maturity dates within one year or less and $21.1 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of August 1, 2015, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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

In June 2015, the Company was named as a defendant in a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles, Ackerman v. Chico's FAS, Inc.  The Complaint attempts to allege numerous violations of California law related to wages, meal periods, rest periods, wage statements, and failure to reimburse business expenses, among other things. The Company denies the material allegations of the Complaint and filed its Answer on July 27, 2015. The Company believes that the case is without merit and intends to vigorously defend. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In July 2015, the Company was named as a defendant in a putative class action filed in July 2015 in the United States District Court for the Northern District of Georgia, Altman v. White House Black Market, Inc.  The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number or an expiration date on customers' receipts.The Company denies the material allegations of the complaint and will file its response by the required deadline.  The Company believes that the case is without merit and intends to vigorously defend. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of August 1, 2015 are not ascertainable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 1A.	RISK FACTORS
In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2014 Annual Report on Form 10-K filed with the SEC on March 9, 2015 should be considered as they could materially affect our business, financial condition or future results. Other than as noted below, there have not been any significant changes with respect to the risks described in our 2014 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.
During the second quarter of fiscal 2015, we completed an evaluation of the Boston Proper brand and initiated a Plan to sell the DTC business and close its stores, as further discussed in Note 3. As of August 1, 2015, all current year assets and liabilities of the Boston Proper DTC business have been recorded as held for sale in the accompanying condensed consolidated balance sheets at fair value less costs to sell. While we currently expect to sell the Boston Proper DTC business, the sale is dependent on local and global economic factors and the existence of prospective buyers, among other factors. There can be no assurance that we will realize our expected proceeds or that the sale, if any, will be complete within a reasonable time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans (d)
May 3, 2015 - May 30, 2015	4,574	$17.03	—	$40,000
May 31, 2015 - July 4, 2015 (c)	1,265,851	$15.92	1,249,264	$40,000
July 5, 2015 - August 1, 2015 (c)	2,682,484	$15.91	2,680,167	$40,000
Total	3,952,909	$15.91	3,929,431	$40,000

(a) Includes 23,478 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In December 2013, we announced a $300.0 million share repurchase plan. There was approximately $40.0 million remaining under the program as of the end of the second quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.
(c) In March 2015, we entered into ASR Agreements, as further discussed in Note 12, under which we paid $250.0 million and received an initial delivery of 10,714,286 shares of our common stock, representing approximately 75% of the shares expected to be repurchased based on the share price on the date of the agreement. In the second quarter of fiscal 2015, we received an additional 3,929,431 shares valued at approximately $62.5 million, completing the repurchases under the ASR Agreements. Shares purchased pursuant to the ASR Agreements are presented in the above table in the periods in which they are received.
(d) As the entire $250.0 million payment made in March 2015 reduced the amount that may yet be purchased under our share repurchase program at that time, the delivery of the additional shares in the second quarter had no impact on the amount that may yet be purchased under our share repurchase plan.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1	Composite Amended and Restated By-laws of Chico's FAS, Inc.

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	August 28, 2015	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer

Date:	August 28, 2015	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	August 28, 2015	By:	/s/ David M. Oliver
David M. Oliver
Group Vice President Finance - Controller, Chief Accounting Officer and Treasurer