Form 10-Q
period 2015-10-31
CHICOS FAS INC
filed 2015-11-25
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
October 31, 2015	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At November 18, 2015, the registrant had 139,401,313 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations for the Thirty-Nine and Thirteen Weeks Ended October 31, 2015 (Unaudited) and November 1, 2014 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Thirty-Nine and Thirteen Weeks Ended October 31, 2015 (Unaudited) and November 1, 2014 (Unaudited)	4

	Condensed Consolidated Balance Sheets – October 31, 2015 (Unaudited), January 31, 2015 (Unaudited) and November 1, 2014 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31, 2015 (Unaudited ) and November 1, 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Signatures		30

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended				Thirteen Weeks Ended
	October 31, 2015		November 1, 2014		October 31, 2015		November 1, 2014
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$2,014,910	100.0%	$2,018,304	100.0%	$641,219	100.0%	$665,569	100.0%
Cost of goods sold	902,690	44.8%	920,148	45.6%	290,737	45.3%	301,776	45.3%
Gross margin	1,112,220	55.2%	1,098,156	54.4%	350,482	54.7%	363,793	54.7%
Selling, general and administrative expenses	964,229	47.9%	945,360	46.8%	327,575	51.1%	321,574	48.3%
Goodwill and intangible impairment charges	112,455	5.6%	—	0.0%	45,514	7.1%	—	0.0%
Restructuring and strategic charges	34,178	1.6%	—	0.0%	3,137	0.5%	—	0.0%
Income (loss) from operations	1,358	0.1%	152,796	7.6%	(25,744)	(4.0)%	42,219	6.4%
Interest (expense) income, net	(1,421)	(0.1)%	75	0.0%	(466)	(0.1)%	44	0.0%
Income (loss) before income taxes	(63)	0.0%	152,871	7.6%	(26,210)	(4.1)%	42,263	6.4%
Income tax (benefit) provision	(23,100)	(1.1)%	56,400	2.8%	(14,600)	(2.3)%	15,800	2.4%
Net income (loss)	$23,037	1.1%	$96,471	4.8%	$(11,610)	(1.8)%	$26,463	4.0%
Per share data:
Net income (loss) per common share-basic	$0.16		$0.63		$(0.09)		$0.17
Net income (loss) per common and common equivalent share–diluted	$0.16		$0.63		$(0.09)		$0.17
Weighted average common shares outstanding–basic	139,386		148,577		136,172		148,564
Weighted average common and common equivalent shares outstanding–diluted	139,724		149,093		136,172		149,037
Dividends declared per share	$0.2325		$0.2250		$—		$—

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net income (loss)	$23,037	$96,471	$(11,610)	$26,463
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities, net of taxes	(6)	(81)	12	(29)
Foreign currency translation adjustment, net of taxes	90	116	(31)	119
Comprehensive income (loss)	$23,121	$96,506	$(11,629)	$26,553

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	October 31, 2015	January 31, 2015	November 1, 2014

ASSETS
Current Assets:
Cash and cash equivalents	$91,256	$133,351	$67,172
Marketable securities, at fair value	47,316	126,561	124,042
Inventories	268,968	235,159	294,234
Prepaid expenses and other current assets	98,305	51,088	52,062
Assets held for sale	41,802	16,800	—
Total Current Assets	547,647	562,959	537,510
Property and Equipment, net	556,172	606,147	641,187
Other Assets:
Goodwill	96,774	145,627	171,427
Other intangible assets, net	38,930	109,538	114,927
Other assets, net	13,691	14,310	12,897
Total Other Assets	149,395	269,475	299,251
	$1,253,214	$1,438,581	$1,477,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$147,526	$144,534	$162,641
Current debt	10,000	—	—
Other current and deferred liabilities	140,557	158,396	145,972
Liabilities held for sale	8,478	—	—
Total Current Liabilities	306,561	302,930	308,613
Noncurrent Liabilities:
Long-term debt	84,702	—	—
Deferred liabilities	135,390	142,371	146,715
Deferred taxes	20,385	49,659	42,306
Total Noncurrent Liabilities	240,477	192,030	189,021
Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,394	1,529	1,529
Additional paid-in capital	429,746	407,275	401,110
Treasury stock, at cost	(249,854)	—	—
Retained earnings	524,244	534,255	577,528
Accumulated other comprehensive income	646	562	147
Total Stockholders’ Equity	706,176	943,621	980,314
	$1,253,214	$1,438,581	$1,477,948

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Cash Flows From Operating Activities:
Net income	$23,037	$96,471
Adjustments to reconcile net income to net cash provided by operating activities —
Goodwill and intangible impairment charges, pre-tax	112,455	—
Depreciation and amortization	90,266	90,514
Loss on disposal and impairment of property and equipment	22,609	757
Deferred tax benefit	(52,623)	(9,204)
Stock-based compensation expense	20,712	20,041
Excess tax benefit from stock-based compensation	(2,992)	(1,654)
Deferred rent and lease credits	(15,018)	(13,754)
Changes in assets and liabilities:
Inventories	(44,811)	(56,089)
Prepaid expenses and other assets	(27,653)	(5,032)
Accounts payable	7,377	31,387
Accrued and other liabilities	(3,300)	27,655
Net cash provided by operating activities	130,059	181,092
Cash Flows From Investing Activities:
Purchases of marketable securities	(43,479)	(81,134)
Proceeds from sale of marketable securities	122,712	73,062
Purchases of property and equipment, net	(66,595)	(98,084)
Net cash provided by (used in) investing activities	12,638	(106,156)
Cash Flows From Financing Activities:
Proceeds from borrowings	124,000	—
Payments on borrowings	(29,000)	—
Proceeds from issuance of common stock	10,614	5,930
Excess tax benefit from stock-based compensation	2,992	1,654
Dividends paid	(32,933)	(34,329)
Repurchase of common stock	(260,555)	(17,579)
Net cash used in financing activities	(184,882)	(44,324)
Effects of exchange rate changes on cash and cash equivalents	90	116
Net (decrease) increase in cash and cash equivalents	(42,095)	30,728
Cash and Cash Equivalents, Beginning of period	133,351	36,444
Cash and Cash Equivalents, End of period	$91,256	$67,172
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,112	$230
Cash paid for income taxes, net	$47,377	$48,321

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 31, 2015
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks and thirty-nine weeks ended October 31, 2015 are not necessarily indicative of the results that may be expected for the entire year.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently assessing the new standard and its potential impact to our consolidated results of operations, financial position and cash flows.
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
October 31, 2015
(Unaudited)

Note 3. Restructuring and Strategic Charges
During the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives, including omni-channel. In connection with this effort, in the fourth quarter of fiscal 2014, we recorded pre-tax restructuring and other charges of approximately $16.7 million primarily related to severance, store closures and other impairment charges.
During the second quarter of fiscal 2015, in connection with the restructuring program, we completed an evaluation of the Boston Proper brand and initiated a plan (the "Plan") to sell the direct-to-consumer ("DTC") business and close its stores, allowing us to focus our efforts on our core omni-channel brands. During the third quarter of fiscal 2015 we signed a non-binding letter of intent to sell the Boston Proper DTC business. Subject to finalization of an asset purchase agreement and a transition services agreement, we expect to complete the sale in the fourth quarter of 2015. As of October 31, 2015, all assets and liabilities of the Boston Proper DTC business have been recorded as held for sale in the accompanying condensed consolidated balance sheets at fair value less costs to sell. While we currently expect to sell the Boston Proper DTC business, the sale is dependent on various factors. There can be no assurance that we will realize our expected proceeds or that the sale, if any, will be complete within a reasonable time. We assessed the disposal group and determined that the sale of the Boston Proper DTC business will not have a major effect on our consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the consolidated financial statements as a discontinued operation. Pretax losses in the third quarter of fiscal 2015 and 2014 for the Boston Proper DTC business were $4.1 million and $2.3 million, respectively. Pretax losses in the year-to-date period of fiscal 2015 and 2014 were $8.4 million and $4.0 million, respectively.
A summary of the restructuring and strategic charges is presented in the table below:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

	(in thousands)
Impairment charges	$21,259	$—	$329	$—
Continuing employee-related costs	5,639	—	—	—
Severance charges	1,808	—	(12)	—
Lease termination charges	4,903	—	2,146	—
Other	569	—	674	—
Total restructuring and strategic charges, pre-tax	$34,178	$—	$3,137	$—
During the third quarter of fiscal 2015, we recorded pre-tax restructuring and strategic charges in the accompanying condensed consolidated statements of operations of $3.1 million, primarily consisting of $2.1 million in lease termination charges. During the year-to-date period of fiscal 2015, we recorded pre-tax restructuring and strategic charges of $34.2 million, primarily related to $21.3 million in property and equipment impairment charges, $5.6 million in continuing employee-related costs, $1.8 million in severance charges and $4.9 million in lease termination charges.
In connection with the restructuring and strategic activities, in the third quarter of fiscal 2015 we continued our evaluation of our domestic store portfolio and increased the number of under-performing stores identified for closure to 170-175, including the Boston Proper stores. Through the third quarter of 2015, 33 stores across our brands have been closed. We plan to close an additional 40 stores, including 20 Boston Proper stores, in fiscal 2015, with the remainder to be closed in fiscal 2016 and 2017. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $10.0 million.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

As of October 31, 2015, a reserve of $5.7 million related to restructuring and strategic activities was included in other current and deferred liabilities in the accompanying condensed consolidated balance sheets. A roll-forward of the reserve is presented as follows:

	Severance Charges	Lease Termination Charges	Other	Total

	(in thousands)
Beginning Balance, January 31, 2015	$7,577	$—	$486	$8,063
Charges	1,808	4,903	1,269	7,980
Payments	(7,488)	(1,707)	(1,184)	(10,379)
Ending Balance, October 31, 2015	$1,897	$3,196	$571	$5,664

Note 4. Goodwill and Intangible Impairment Charges
In the second quarter of fiscal 2015, in connection with the Plan, we recorded a pre-tax goodwill impairment charge of $48.9 million, reducing the carrying value of goodwill to zero, and a pre-tax impairment charge related to the Boston Proper trade name of $18.1 million, reducing the carrying value of the trade name to $23.6 million. In the third quarter of fiscal 2015, based on declining market indications of value as evidenced by our non-binding letter of intent, and as a result of a decline in third quarter sales, we recorded a pre-tax impairment charge related to the Boston Proper trade name of $21.3 million, reducing the carrying value of the trade name to $2.3 million, and a pre-tax impairment charge related to the Boston Proper customer relationship intangible of $24.2 million reducing the carrying value of the customer relationship intangible to $2.6 million. The carrying value of the Boston Proper trade name and customer list intangible are included in assets held for sale in the condensed consolidated balance sheet as of October 31, 2015.
The following table provides changes in the carrying amount of Boston Proper goodwill:

October 31, 2015

(in thousands)
Gross carrying amount	$141,919
Cumulative impairment, January 31, 2015	(93,066)
Impairment charges	(48,853)
Cumulative impairment, October 31, 2015	(141,919)
Net carrying amount	$—

Note 5. Stock-Based Compensation
For the thirty-nine weeks ended October 31, 2015 and November 1, 2014, stock-based compensation expense was $20.7 million and $20.0 million, respectively. As of October 31, 2015, approximately 6.9 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.
Restricted Stock Awards
Restricted stock award activity for the thirty-nine weeks ended October 31, 2015 was as follows:

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,918,189	$15.70
Granted	1,322,270	18.00
Vested	(1,658,369)	14.76
Forfeited	(482,662)	16.99
Unvested, end of period	3,099,428	16.99
Performance-based Restricted Stock Units
For the thirty-nine weeks ended October 31, 2015, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2015. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the thirty-nine weeks ended October 31, 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	213,453	$15.01
Granted	526,810	18.23
Vested	(213,453)	15.01
Forfeited	(23,972)	18.23
Unvested, end of period	502,838	18.23
 Stock Option Awards
For the thirty-nine weeks ended October 31, 2015 and November 1, 2014, we did not grant any stock options. In the years that we granted options, we used the Black-Scholes option-pricing model to value our stock options.
Stock option activity for the thirty-nine weeks ended October 31, 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,947,928	$15.16
Granted	—	—
Exercised	(718,628)	11.42
Forfeited or expired	(156,776)	31.31
Outstanding and exercisable at October 31, 2015	1,072,524	15.31

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
For the thirteen weeks ended October 31, 2015 and November 1, 2014 the effective tax rate was (55.7)% and 37.4%, respectively. The income tax benefit for the third quarter of 2015 of $14.6 million and effective tax rate of (55.7)% primarily

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

reflected the pre-tax net loss during the period and tax credits related to the fiscal 2014 federal tax return, partially offset by the impact of the Boston Proper goodwill impairment on the annual effective tax rate.
For the thirty-nine weeks ended October 31, 2015 the income tax benefit was $23.1 million. The effective tax rate for this period was not comparable to the 36.9% effective tax rate for the thirty-nine weeks ended November 1, 2014, primarily due to the tax benefit recorded in fiscal 2015 related to the expected disposition of Boston Proper's stock and the impact of the Boston Proper goodwill impairment on the annual effective tax rate.

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

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Numerator
Net income (loss)	$23,037	$96,471	$(11,610)	$26,463
Net income and dividends declared allocated to participating securities	(492)	(2,648)	—	(745)
Net income (loss) available to common shareholders	$22,545	$93,823	$(11,610)	$25,718
Denominator
Weighted average common shares outstanding – basic	139,386	148,577	136,172	148,564
Dilutive effect of non-participating securities	338	516	—	473
Weighted average common and common equivalent shares outstanding – diluted	139,724	149,093	136,172	149,037
Net income (loss) per common share:
Basic	$0.16	$0.63	$(0.09)	$0.17
Diluted	$0.16	$0.63	$(0.09)	$0.17
For the thirty-nine weeks ended October 31, 2015 and November 1, 2014, 1.3 million and 0.6 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the thirteen weeks ended October 31, 2015 and November 1, 2014, 0.3 million and 0.5 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

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
Marketable securities are classified as available-for-sale and as of October 31, 2015 generally consist of corporate bonds, U.S. government agencies and commercial paper with $26.0 million of securities with maturity dates within one year or less and $21.3 million with maturity dates over one year and less than two years.
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
From time to time, we measure certain assets at fair value on a non-recurring basis, including evaluation of long-lived assets, goodwill and other intangible assets for impairment using company-specific assumptions which would fall within Level 3 of the fair value hierarchy. The carrying value of the current assets and liabilities held for sale related to the the Boston Proper DTC business approximate their fair value due to their short-term nature. We estimate the fair value of other assets held for sale using market values for similar assets which would fall within Level 2 of the fair value hierarchy. During fiscal 2015, we recorded $128.1 million in pre-tax impairment charges related to assets measured at fair value on a non-recurring basis, comprised of $48.9 million in Boston Proper goodwill impairment, $39.4 million pre-tax in Boston Proper trade name impairment, $24.2 million in Boston Proper customer relationship intangible impairment, $13.9 million in property and equipment impairment charges related to Boston Proper and a $1.7 million loss recognized on Boston Proper DTC assets held for sale.
To assess the fair value of Boston Proper goodwill in the second quarter of fiscal 2015, we utilized an income approach, which incorporated market assumptions. Inputs used to calculate the fair value based on the income approach primarily included estimated future cash flows for the DTC business, discounted at a rate that approximates a rate that would be

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

used by a market participant. Inputs used to calculate the fair value also incorporated market assumptions and included consideration of multiples of sales and earnings based on guidelines for publicly traded companies and recent transactions.
To assess the fair value of the Boston Proper trade name in the second quarter of fiscal 2015, we utilized a relief from royalty approach. Inputs used to calculate the fair value of the trade name utilizing the relief from royalty approach, in the second quarter of fiscal 2015, primarily included future sales projections for the DTC business, discounted at a rate that approximates a rate that would be used by a market participant and estimated royalty rate.
To assess the fair value of the Boston Proper trade name and customer relationship intangible in the third quarter of fiscal 2015, we utilized a market approach. The market approach estimated the fair value of the intangible assets based on indications of value received from third parties.
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.
During the quarter ended October 31, 2015, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of October 31, 2015, January 31, 2015 and November 1, 2014, we did not have any Level 3 cash equivalents or marketable securities. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of October 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$3,100	$3,100	$—	$—
Marketable securities:
U.S. government agencies	17,817	—	17,817	—
Corporate bonds	27,256	—	27,256	—
Commercial paper	2,243	—	2,243	—
Non Current Assets
Deferred compensation plan	8,632	8,632	—	—
Total	$59,048	$11,732	$47,316	$—

	Balance as of January 31, 2015
Current Assets
Cash equivalents:
Money market accounts	$338	$338	$—	$—
Marketable securities:
Municipal securities	16,663	—	16,663	—
U.S. government securities	1,402	1,402	—	—
U.S. government agencies	26,299	—	26,299	—
Corporate bonds	79,202	—	79,202	—
Commercial paper	2,995	—	2,995	—
Non Current Assets
Deferred compensation plan	8,461	8,461	—	—
Total	$135,360	$10,201	$125,159	$—

	Balance as of November 1, 2014
Current Assets
Cash equivalents:
Money market accounts	$2,721	$2,721	$—	$—
Marketable securities:
Municipal securities	22,103	—	22,103	—
U.S. government securities	1,403	1,403	—	—
U.S. government agencies	20,313	—	20,313	—
Corporate bonds	49,225	—	49,225	—
Commercial paper	30,998	—	30,998	—
Non Current Assets
Deferred compensation plan	8,085	8,085	—	—
Total	$134,848	$12,209	$122,639	$—

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

Note 9. Inventories
As of October 31, 2015, in connection with the Plan, Boston Proper DTC inventories of $11.0 million were included in assets held for sale, as further discussed in Note 10. When including inventory related to the Boston Proper DTC business, inventories totaled $280.0 million compared to $294.2 million in last year's third quarter.
Note 10. Assets and Liabilities Held for Sale
As of October 31, 2015, all assets and liabilities of the Boston Proper DTC business have been recorded as held for sale in the accompanying condensed consolidated balance sheets. All assets held for sale were measured at fair value less costs to sell, resulting in a loss of $1.7 million in fiscal 2015, which is reflected in restructuring and strategic charges in the condensed consolidated statements of operations.
The following table summarizes the balances of assets and liabilities held for sale as of October 31, 2015. Other intangible assets are presented net of impairment charges, as further discussed in Note 4:

October 31, 2015

(in thousands)
Assets:
Inventories	$11,002
Other current assets	1,891
Property and equipment, net	2,258
Other intangible assets, net	4,827
Boston Proper DTC assets	19,978
Loss recognized on Boston Proper DTC assets held for sale	(1,700)
Total Boston Proper DTC assets held for sale	18,278
Land and other assets held for sale	23,524
Total assets held for sale	$41,802

Liabilities:
Current liabilities	$8,478
Total Boston Proper DTC liabilities held for sale	$8,478

Note 11. Debt
On May 4, 2015, we entered into a credit agreement (the "Agreement") among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent and the Lenders party hereto. Our obligations under the Agreement are guaranteed by certain of our material U.S. subsidiaries. The Agreement provides for a term loan commitment in the amount of $100.0 million, of which $100.0 million was drawn at closing, and matures on May 4, 2020, payable in quarterly installments, as defined in the Agreement, with the remainder due at maturity. The Agreement also provides for a $100.0 million revolving credit facility, of which $24.0 million was drawn at closing and was repaid in the second quarter of 2015. The revolving credit facility matures on May 4, 2020. The Agreement has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement contains customary representations, warranties, and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at October 31, 2015.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 31, 2015
(Unaudited)

As of October 31, 2015, $94.7 million in net borrowings were outstanding under the Agreement, and are reflected as $10.0 million in current debt and $84.7 million in long-term debt in the accompanying condensed consolidated balance sheets. As of October 31, 2015, an unamortized debt discount of $0.4 million was outstanding related to the Agreement and is allocated to other assets and long-term debt in the accompanying condensed consolidated balance sheet.
The following table provides details on our debt outstanding as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015	January 31, 2015	November 1, 2014

	(in thousands)
Credit Agreement, net of unamortized debt discount	$94,702	$—	$—
Less: current portion	(10,000)	—	—
Total long-term debt, net of unamortized debt discount	$84,702	$—	$—

Note 12. Share Repurchases
In December 2013, we announced a $300.0 million share repurchase authorization, and immediately prior to the execution of the accelerated stock repurchase agreements ("ASR Agreements") described below, we had $290.0 million remaining under the existing authority.
In March 2015, we entered into ASR Agreements with each of Merrill Lynch, Pierce, Fenner and Smith Incorporated ("Merrill Lynch"), as agent for Merrill Lynch International, and J.P. Morgan Securities, LLC ("JP Morgan"), as agent for JPMorgan Chase Bank, N.A., to purchase $250.0 million in outstanding shares of our common stock. Under the ASR Agreements, we made a payment of approximately $125.0 million to each of Merrill Lynch and JP Morgan and received from each of them an initial delivery of approximately 5.35 million common shares. The value of the initial shares received on the date of purchase was approximately $187.5 million. In the second quarter of fiscal 2015, Merrill Lynch and JP Morgan delivered an additional 3.9 million shares upon completion of the ASR Agreements, valued at approximately $62.5 million.
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
Following the consummation of the ASR Agreements, we had approximately $40.0 million remaining under our share repurchase program. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. There were no share repurchases during the third quarter of fiscal 2015.

Note 13. Subsequent Events

On November 24, 2015, we announced that our Board of Directors has canceled the remainder of the December 2013 share repurchase program, under which $40 million was remaining as of October 31, 2015,and approved a new $300 million share repurchase authorization for the Company's common stock. We also announced that our Board of Directors has declared a quarterly dividend of $0.0775 per share on our common stock. The dividend will be payable on December 21, 2015 to shareholders of record at the close of business on December 7, 2015. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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
During the second quarter of fiscal 2015, we completed an evaluation of the Boston Proper brand, including consideration of the long-term potential of stores for the brand, and initiated a plan (the "Plan") to sell the direct-to-consumer ("DTC") business and close its stores, as further discussed in Note 3, allowing us to focus our efforts on our core omni-channel brands. During the third quarter of fiscal 2015 we signed a non-binding letter of intent to sell the Boston Proper DTC business. Subject to finalization of an asset purchase agreement and a transition services agreement, we expect to complete the sale in the fourth quarter of 2015.
Net sales for the third quarter of fiscal 2015 were $641.2 million, a decrease of 3.7% compared to $665.6 million in last year's third quarter. The decrease reflected a 3.3% decrease in comparable sales and a 0.8% net decrease in selling square footage. The 3.3% decrease in comparable sales for the third quarter was following a 1.6% decrease in last year’s third quarter, reflecting a decrease in average dollar sale and transaction count.
We reported a net loss for the third quarter of fiscal 2015 of $11.6 million, or $0.09 per diluted share, compared to net income of $26.5 million, or $0.17 per diluted share, in last year’s third quarter. Results for the third quarter of fiscal 2015 include the impact of Boston Proper non-cash intangible impairment charges of $23.9 million after-tax, or $0.18 per diluted share, restructuring and strategic charges primarily related to lease termination charges for the Boston Proper stores of $1.9 million after-tax, or $0.01 per diluted share, and the impact of Boston Proper's operating loss of $3.5 million after tax, or $0.03 per diluted share. The change in earnings per share also reflects the impact of a net loss during the period and approximately 14.6 million shares repurchased since the end of the third quarter last year, all of which were repurchased in fiscal 2015.
Net sales for the year-to-date period of fiscal 2015 were $2.015 billion, a decrease of 0.2% compared to $2.018 billion in last year’s year-to-date period. Net income for the year-to-date period of fiscal 2015 was $23.0 million, or $0.16 per diluted share, compared to net income of $96.5 million, or $0.63 per diluted share, in last year's year-to-date period. Results for the year-to-date period of fiscal 2015 include the impact of Boston Proper non-cash goodwill and intangible impairment charges of $71.0 million after-tax, or $0.50 per diluted share, restructuring and strategic charges primarily related to property and equipment impairment charges, employee-related costs and lease termination charges of $21.2 million after-tax, or $0.15 per diluted share, a tax benefit related to the expected disposition of Boston Proper's stock of $23.8 million, or $0.17 per diluted share, and the impact of Boston Proper's operating loss of $8.2 million after tax, or $0.06 per diluted share. The change in earnings per share also reflects a decrease in net income, partially offset by the impact of approximately 14.6 million shares repurchased since the end of the third quarter last year, all of which were repurchased in fiscal 2015.
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

We pursue the growth of the brands in our portfolio by building our omni-channel capabilities, which includes managing our store base and our growing online presence, executing innovative marketing plans, effectively leveraging expenses and optimizing the potential of each of our brands. As part of our continuous efforts to improve our overall strategy while seeking to enhance and support our long-term growth, in fiscal 2014, we initiated new capital allocation and cost reduction initiatives that are focused on advancing our omni-channel capabilities in order to improve the overall customer experience, reducing overall capital expenditures, re-balancing our store fleet, effectively managing other expenses and improving our inventory management. Additionally, in fiscal 2015, we completed an evaluation of the Boston Proper brand and initiated a Plan to sell the DTC business and close its stores, allowing us to focus our efforts on our other omni-channel brands.

RESULTS OF OPERATIONS
Thirteen Weeks Ended October 31, 2015 Compared to the Thirteen Weeks Ended November 1, 2014
The following table depicts net sales by Chico’s, WH|BM, Soma and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended October 31, 2015 and November 1, 2014:

	Thirteen Weeks Ended
	October 31, 2015		November 1, 2014

	(dollars in thousands)
Chico's	$332,033	51.8%	$347,562	52.3%
WH|BM	220,125	34.3%	224,552	33.7%
Soma	71,749	11.2%	70,668	10.6%
Boston Proper	17,312	2.7%	22,787	3.4%
Total net sales	$641,219	100.0%	$665,569	100.0%
Net sales for the third quarter decreased 3.7% to $641.2 million from $665.6 million in last year’s third quarter, primarily reflecting a 3.3% decrease in comparable sales and a 0.8% net decrease in selling square footage since last year's third quarter. The 3.3% decrease in comparable sales for the third quarter was following a 1.6% decrease in last year’s third quarter, reflecting a decrease in average dollar sale and transaction count.
The following table depicts comparable sales percentages by Chico's, WH|BM and Soma for the thirteen weeks ended October 31, 2015 and November 1, 2014:

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014
Chico's	(4.7)%	(2.6)%
WH|BM	(2.0)%	(1.4)%
Soma	(0.9)%	3.7%
Total Company	(3.3)%	(1.6)%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended October 31, 2015 and November 1, 2014:

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014

	(dollars in thousands)
Cost of goods sold	$290,737	$301,776
Gross margin	$350,482	$363,793
Gross margin percentage	54.7%	54.7%
For the third quarter of fiscal 2015, gross margin was $350.5 million compared to $363.8 million in last year’s third quarter. Gross margin was 54.7% of net sales, in line with the same period last year.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended October 31, 2015 and November 1, 2014:

	Thirteen Weeks Ended
	October 31, 2015	November 1, 2014

	(dollars in thousands)
Selling, general and administrative expenses	$327,575	$321,574
Percentage of total net sales	51.1%	48.3%
For the third quarter of fiscal 2015, SG&A was $327.6 million compared to $321.6 million in last year’s third quarter. SG&A was 51.1% of net sales, a 280 basis point increase from last year’s third quarter, primarily reflecting sales deleverage as well as an increase in store occupancy and point-of-sale implementation costs.
Restructuring and Strategic Charges
In fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. In connection with this effort, in the third quarter of fiscal 2015, we recorded pre-tax restructuring and strategic charges of $3.1 million, primarily consisting of $2.1 million in Boston Proper lease termination charges. The after-tax impact of the restructuring and strategic charges in the third quarter totaled $1.9 million, or $0.01 per diluted share.
In connection with the restructuring and strategic activities, in the third quarter of fiscal 2015 we continued our evaluation of our domestic store portfolio and increased the number of under-performing stores identified for closure to 170-175, including the Boston Proper stores. Through the third quarter of 2015, we have closed 33 stores across our brands. We plan to close an additional 40 stores, including 20 Boston Proper stores, in fiscal 2015, with the remainder to be closed in fiscal 2016 and 2017. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $10.0 million.
Goodwill and Intangible Impairment Charges
In the third quarter of fiscal 2015, based on declining market indications of value as evidenced by our non-binding letter of intent, and as a result of a decline in third quarter sales, the Company determined that certain Boston Proper intangibles were impaired and recorded $45.5 million in pre-tax, non-cash intangible impairment charges. The $45.5 million Boston Proper impairment charges included $21.3 million related to the trade name and $24.2 million related to the customer relationship intangible.
The after-tax impact of the Boston Proper impairment charges totaled $23.9 million, or $0.18 per diluted share, inclusive of a $4.4 million non-cash tax benefit resulting from the tax effect of the goodwill impairment on the annual effective tax rate. The $4.4 million non-cash tax benefit in the third quarter is expected to be offset by non-cash tax charges in the fourth quarter of fiscal 2015.
Provision for Income Taxes
Our effective tax rate for the third quarter of fiscal 2015 was (55.7)%, compared to an effective tax rate of 37.4% in last year's third quarter. The income tax benefit of $14.6 million and effective tax rate of (55.7)% primarily reflected the pre-tax net loss during the period and tax credits related to the fiscal 2014 federal tax return, partially offset by the impact of the Boston Proper goodwill impairment on the annual effective tax rate. Excluding the tax impact of the expected disposition of Boston Proper's stock, Boston Proper goodwill and trade name impairment charges, Boston Proper's operating loss and restructuring and strategic charges, the 2015 third quarter effective tax rate would have been 37.0% compared to an effective tax rate of 37.4% in the third quarter of fiscal 2014.
Net Income and Earnings Per Diluted Share
We reported a net loss for the third quarter of fiscal 2015 of $11.6 million, or $0.09 per diluted share, compared to net income of $26.5 million, or $0.17 per diluted share in last year’s third quarter. Results for the third quarter of fiscal 2015 include the impact of Boston Proper non-cash intangible impairment charges of $23.9 million after-tax, or $0.18 per diluted share, restructuring and strategic charges primarily related to lease termination charges for the Boston Proper stores of $1.9 million after-tax, or $0.01 per diluted share, and the impact of Boston Proper's operating loss of $3.5 million after tax, or $0.03 per diluted share. The change in earnings per share also reflects the impact of a net loss during the period and approximately 14.6 million shares repurchased since the end of the third quarter last year, all of which were repurchased in fiscal 2015.
Thirty-Nine Weeks Ended October 31, 2015 Compared to the Thirty-Nine Weeks Ended November 1, 2014
The following table depicts net sales by Chico’s, WH|BM, Soma and Boston Proper in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 31, 2015 and November 1, 2014:

	Thirty-Nine Weeks Ended
	October 31, 2015		November 1, 2014

	(dollars in thousands)
Chico's	$1,054,367	52.3%	$1,069,833	53.1%
WH|BM	657,082	32.6%	655,639	32.5%
Soma	238,159	11.8%	220,406	10.8%
Boston Proper	65,302	3.3%	72,426	3.6%
Total net sales	$2,014,910	100.0%	$2,018,304	100.0%
Net sales for the year-to-date period decreased 0.2% to $2.015 billion from $2.018 billion in last year’s year-to-date period, primarily reflecting a 1.0% decrease in comparable sales, partially offset by franchise sales. The 1.0% decrease in comparable sales for the year-to-date period was following a 1.3% decrease in last year’s year-to-date period, reflecting a decrease in average dollar sale and transaction count.
The following table depicts comparable sales percentages by Chico's, WH|BM and Soma for the thirty-nine weeks ended October 31, 2015 and November 1, 2014:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014
Chico's	(2.1)%	(0.9)%
WH|BM	(0.8)%	(4.0)%
Soma	3.6%	5.7%
Total Company	(1.0)%	(1.3)%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirty-nine weeks ended October 31, 2015 and November 1, 2014:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014

	(dollars in thousands)
Cost of goods sold	$902,690	$920,148
Gross margin	$1,112,220	$1,098,156
Gross margin percentage	55.2%	54.4%
Gross margin for the year-to-date period was $1,112.2 million compared to $1,098.2 million in last year’s year-to-date period. Gross margin was 55.2% of net sales, an 80 basis point increase from fiscal 2014, primarily reflecting a decrease in promotional activity in response to improved inventory management.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 31, 2015 and November 1, 2014:

	Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014

	(dollars in thousands)
Selling, general and administrative expenses	$964,229	$945,360
Percentage of total net sales	47.9%	46.8%

SG&A for the year-to-date period was $964.2 million compared to $945.4 million in last year’s year-to-date period. SG&A was 47.9% of net sales, a 110 basis point increase from last year’s year-to-date period, primarily reflecting an increase in store occupancy costs, point-of-sale implementation costs, and accrued incentive compensation, partially offset by benefits from previously announced cost reduction efforts.
Restructuring and Strategic Charges
Restructuring and strategic charges for the year-to-date period was $34.2 million pre-tax, which consisted primarily of $21.3 million in non-cash property and equipment impairment charges, $5.6 million in continuing employee-related costs, $4.9 million in lease termination charges and $1.8 million in severance charges. The after-tax impact of the restructuring and strategic charges totaled $21.2 million, or $0.15 per diluted share.
Goodwill and Intangible Impairment Charges
In fiscal 2015, based on declining market indications of value as evidenced by our non-binding letter of intent, and as a result of a decline in third quarter sales, the Company determined that certain Boston Proper intangibles were impaired and recorded $112.5 million in pre-tax, non-cash goodwill and intangible impairment charges. The $112.5 million Boston Proper impairment charges included $48.9 million related to goodwill, $39.4 million related to the trade name, and $24.2 million related to the customer relationship intangible.
The after-tax impact of the goodwill and intangible impairment charges totaled $71.0 million, or $0.50 per diluted share, inclusive of a $17.3 million non-cash tax benefit resulting from the tax effect of the goodwill impairment on the annual effective tax rate. The $17.3 million non-cash tax benefit in the year-to-date period is expected to be offset by approximately $17.3 million in non-cash tax charges in the fourth quarter of fiscal 2015.
Provision for Income Taxes
Our effective tax rate for the year-to-date period was not comparable to the effective tax rate of 36.9% in last year's year-to-date period. The income tax benefit of $23.1 million primarily reflected the tax benefit recorded in fiscal 2015 related to the expected disposition of Boston Proper's stock and the impact of the Boston Proper goodwill impairment on the annual effective tax rate. Excluding the tax impact of the expected disposition of Boston Proper's stock, Boston Proper goodwill and trade name impairment charges, Boston Proper's operating loss and restructuring and strategic charges, the effective tax rate for the year-to-date period of fiscal 2015 would have been 37.6% compared to an effective tax rate of 36.9% in last year's year-to-date period.
Net Income and Earnings Per Diluted Share
Net income for the year-to-date period of fiscal 2015 was $23.0 million, or $0.16 per diluted share, compared to net income of $96.5 million, or $0.63 per diluted share, in last year's year-to-date period. Results for the year-to-date period of fiscal 2015 include the impact of Boston Proper non-cash goodwill and intangible impairment charges of $71.0 million after-tax, or $0.50 per diluted share, restructuring and strategic charges primarily related to property and equipment impairment charges, employee-related costs and lease termination charges, of $21.2 million after-tax, or $0.15 per diluted share, the tax benefit related to the expected disposition of Boston Proper's stock of $23.8 million, or $0.17 per diluted share, and the impact of Boston Proper's operating loss of $8.2 million after tax, or $0.06 per diluted share. The change in earnings per share also reflects a decrease in net income, partially offset by the impact of approximately 14.6 million shares repurchased since the end of the third quarter last year, all of which were repurchased in fiscal 2015.

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
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2015 was $130.1 million, a decrease of approximately $51.0 million from last year's year-to-date period. This decrease primarily reflected changes in working capital, partially offset by higher net income when adjusted for non-cash impairment charges and the deferred tax benefit related to the exit of Boston Proper. The changes in working capital primarily reflected the tax impact of the expected disposition of Boston Proper's stock and Boston Proper goodwill and trade name impairment charges as well as the timing of payables.

At the end of the third quarter of 2015, inventories totaled $280.0 million, a decrease of 4.8% when including inventory related to the Boston Proper DTC business, compared to $294.2 million in last year's third quarter, primarily reflecting improved inventory management.
Investing Activities
Net cash provided by investing activities for the year-to-date period of fiscal 2015 was $12.6 million compared to $106.2 million used in investing activities in last year's year-to-date period, primarily reflecting a $79.2 million decrease in marketable securities in fiscal 2015 related to the partial funding of the ASR Agreements as further discussed in Note 12, compared to a $8.1 million increase in the same period last year related to the investment of cash from operations. Investing activities in the year-to-date period of fiscal 2015 included net purchases of property and equipment totaling $66.6 million compared to $98.1 million in the same period last year, consistent with our overall business strategy.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2015 was $184.9 million compared to $44.3 million in last year's year-to-date period. The increase in net cash used in financing activities primarily reflects $250.0 million in fiscal 2015 share repurchases under our ASR Agreements, partially offset by $95.0 million in net proceeds from borrowings under the Credit Agreement, as further discussed in Note 11.
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
As of October 31, 2015, $94.7 million in net borrowings were outstanding under the Agreement, and are reflected as $10.0 million in current debt and $84.7 million in long-term debt in the accompanying condensed consolidated balance sheets.

Store and Franchise Activity
During the fiscal 2015 year-to-date period, we had 1 net closure, consisting of net closures of 4 Chico's and 6 WH|BM stores, and net openings of 8 Soma stores and 1 Boston Proper store. Currently, we expect 30-35 net store closures in fiscal 2015, reflecting approximately 8 net closures of Chico's stores, 9 net closures of WH|BM stores, 6 net openings of Soma stores and 19 net closures of Boston Proper stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise. As of October 31, 2015, we also sold merchandise through 37 international franchise locations.
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
The market risk of our financial instruments as of October 31, 2015 has not significantly changed since January 31, 2015. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
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
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of October 31, 2015, consisted of $26.0 million of securities with maturity dates within one year or less and $21.3 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of October 31, 2015, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
In July 2015, the Company was named as a defendant in a putative class action filed in July 2015 in the United States District Court for the Northern District of Georgia, Altman v. White House Black Market, Inc.  The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number or an expiration date on customers' receipts.The Company denies the material allegations of the complaint and filed a motion to dismiss on September 9, 2015, which is pending. The Company believes that the case is without merit and intends to vigorously defend. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 31, 2015 are not ascertainable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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
During the second quarter of fiscal 2015, we completed an evaluation of the Boston Proper brand and initiated a Plan to sell the DTC business and close its stores, as further discussed in Note 3. As of October 31, 2015, all current year assets and liabilities of the Boston Proper DTC business have been recorded as held for sale in the accompanying condensed consolidated balance sheets at fair value less costs to sell. Although we have an executed letter of intent for the proposed sale of the Boston Proper DTC business, there can be no assurance that we will ultimately enter into a definitive agreement for such sale or, if so, that the transaction will be consummated or will be at a price where we realize our expected proceeds from any such sale.  If a definitive agreement is not successfully negotiated, we would again need to seek buyers and there is no assurance that we would be successful in identifying a buyer or receive an acceptable offering price.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
August 2, 2015 - August 29, 2015	109,949	$14.88	—	$40,000
August 30, 2015 - October 3, 2015	5,506	$15.36	—	$40,000
October 4, 2015 - October 31, 2015	—	$—	—	$40,000
Total	115,455	$14.90	—	$40,000

(a) The 115,455 shares of restricted stock were repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In December 2013, we announced a $300.0 million share repurchase plan. There was approximately $40.0 million remaining under the program as of the end of the third quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 5.	OTHER INFORMATION

On November 20, 2015, the Company's Board of Directors passed a resolution, appointing Shelley E. Broader to its Board of Directors (the "Board") and appointing David F. Dyer as Vice-Chair of the Board, effective December 1, 2015, increasing the size of the Board from nine to ten. Ms. Broader will serve as a Class II director until the 2016 Annual Meeting of Stockholders and is expected to stand for re-election at that Meeting. Ms. Broader has not been appointed to serve on any Committees of the Board of Directors at this time.

The Board also authorized a consulting arrangement for Mr. Dyer in order that he be available to assist Ms. Broader in her transition to Chief Executive Officer and President and, for such services, the Board approved a monthly consulting fee for Mr. Dyer of $73,705 through March 31,2016. In addition, supplementing the terms of his current employment letter, Mr. Dyer will receive an amount following the end of the fiscal year that he would have received under the Company's Management Bonus Plan if he were still an officer, an accelerated vesting of his outstanding restricted stock awards to December 1, 2015, and, to the extent that the Company satisfies the performance criteria for fiscal 2015 as set forth in his performance award agreements, his performance awards will vest entirely, following the end of the fiscal year.  Mr. Dyer will continue to serve as a Class II director and will receive standard remuneration in accordance with the Company’s non-employee director compensation policies as described in the Company’s 2015 Proxy Statement.

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

CHICO’S FAS, INC.

Date:	November 25, 2015	By:	/s/ David F. Dyer
David F. Dyer
President and Chief Executive Officer

Date:	November 25, 2015	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	November 25, 2015	By:	/s/ David M. Oliver
David M. Oliver
Group Vice President Finance - Controller, Chief Accounting Officer and Treasurer