Form 10-K
period 2016-01-30
CHICOS FAS INC
filed 2016-03-08
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016

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
Approximately $2,063,000,000 as of August 1, 2015, based upon the closing stock price on July 31, 2015 as reported by the NYSE.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, par value $0.01 per share – 133,693,448 shares as of February 29, 2016.
Documents incorporated by reference:
Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 16, 2016.

CHICO’S FAS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED JANUARY 30, 2016

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

Overview
Chico’s FAS, Inc.1, is a cultivator of brands serving the lifestyle needs of fashion-savvy women 35 years and older. The Company’s portfolio currently consists of three brands: Chico’s, White House Black Market (“WHBM”) and Soma. The Company operated a fourth brand, Boston Proper, through January 15, 2016, when it was sold by the Company. Our omni-channel brands are specialty retailers of private label women’s apparel, accessories, and related products. Our product is available to customers in our domestic and international retail stores, through our optimized e-commerce websites, via telephone through our call centers, and through an unaffiliated franchise partner in Mexico. As of January 30, 2016, we operated 1,518 stores across 48 states, Puerto Rico, the U.S. Virgin Islands and Canada, and sold merchandise through 37 franchise locations in Mexico.
Since 1983, we have grown by offering high quality and unique merchandise, supported by compelling marketing and outstanding, personalized customer service. While each of our brands has a distinct customer base, the overall portfolio caters to a broad age and economic demographic, with household incomes ranging from $50,000 to well over $100,000. Since 2003, we have also grown by the acquisition or organic development of other specialty retail concepts and execution of our omni-channel capabilities.
Our Brands
Chico’s
The Chico’s brand, which began operations in 1983, primarily sells exclusively designed, private branded clothing focusing on women 45 and older with a moderate to high income level. The style sensibility is unique with an individual expression created to illuminate the women wearing the brand. Chico's apparel, including the Black Label, Zenergy and Travelers collections, emphasizes a style that has a comfortable and relaxed fit. Accessories and jewelry are designed to elevate the clothing assortment, allowing our customer to individualize her personal style. Chico's is vertically integrated, controlling almost all aspects of the apparel design process, including choices of pattern, print, construction, design specifications, fabric, finishes and color through in-house designers, purchased designs and independent suppliers.
The distinctive nature of Chico’s clothing is also reflected in its sizing, which is comprised of sizes 000, 00 (size 0-2), 0 (size 4-6), 1 (size 8-10), 2 (size 12-14), 3 (size 16-18), and 4 (size 20-22). Chico’s will occasionally offer half-sizes (up to 4.5), one-size-fits-all, petite sizes, short and tall inseams, and small, medium and large sizing for some items. The relaxed fit allows us to utilize this kind of sizing and thus offer a wide selection of clothing without having to invest in a large number of sizes within a single style.

____________________________

[1]	As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc., a Florida corporation, and all of its wholly-owned subsidiaries.

White House Black Market
The WHBM brand, which began operations in 1985 and which we acquired in September 2003, is dedicated to becoming a go-to style destination and authority on wardrobe building. WHBM primarily sells exclusively designed, private branded clothing focusing on women 35 and older with a moderate to high income level. WHBM offers a modern collection for the way women live now, selling stylish and versatile clothing and accessory items, including everyday basics, wear-to-work, denim and elegant occasion. Historically known for its black and white color palette, WHBM's collection reflects of-the-moment colors and pattern. The accessories at WHBM, such as shoes, belts, scarves, handbags and jewelry, are specifically designed to coordinate with each collection, allowing customers to easily individualize their wardrobe selections. WHBM is vertically integrated, controlling almost all aspects of the apparel design process, including choices of pattern, prints, construction, design specifications, fabric, finishes and color through in-house designers, purchased designs and independent suppliers.
WHBM uses American sizes in the 00-14 range (with online sizes up to 16), including petite sizing, as well as short and long inseams, which we believe is appropriate for the target WHBM customer. The fit of the WHBM clothing is tailored to complement the figure of a body-conscious woman, while still remaining comfortable.
Soma
The Soma brand, which began operations in 2004, primarily sells exclusively designed, private branded lingerie, sleepwear, loungewear and beauty products focusing on women 35 and older with a moderate to high income level. Soma offers innovative lingerie, sleepwear, loungewear and beauty, with designer quality at affordable prices. The lingerie category includes bras, panties, shapewear and swimwear while the loungewear category includes tops, bottoms and dresses. Bras range in size from 32A-44G. The sleepwear and loungewear offerings range from extra small to extra-extra large sizing. The beauty category consists of the Enticing and Oh My Gorgeous lines of fine fragrance. The Soma brand product offerings are developed by working closely with a small number of independent suppliers to design proprietary products in-house and, in some cases, it includes designs provided by its independent suppliers under labels other than the Soma label.
Boston Proper
The Boston Proper brand, which we acquired in September 2011, primarily sells women’s apparel and accessories, marketing to affluent women between 35 and 55 years old. During fiscal 2015, we completed the sale of the Boston Proper direct-to-consumer business and closure of its stores.
Our Business Strategy
Our overall business strategy is focused on building and cultivating a portfolio of high-performing retail brands serving the fashion needs of women 35 and older. We are focused on increasing the sales volume and profitability of our existing brands through our four focus areas: evolving our customer experience, strengthening our brands' positions, leveraging actionable retail science, and sharpening our financial principles. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.
We pursue the growth of the brands in our portfolio by building our omni-channel capabilities, which includes managing our store base and our growing online presence, executing marketing plans, effectively leveraging expenses and optimizing the potential of each of our three brands. We have invested heavily in our omni-channel capabilities in order to allow customers to fully experience our brands, and not just a channel within our brands. In essence, we view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. To that end, we often refer to our brands’ respective websites as “our largest store” within the brand.

Under this integrated, omni-channel approach, we encourage our customers to take advantage of each of our sales channels in whatever way best fits their needs. Customers may shop our products through one channel and consummate the purchase through a different channel. Our domestic customers have the option of returning merchandise to a store or to our distribution center, regardless of the channel used for purchase. We believe this omni-channel approach meets our customers’ expectations, enhances the customer experience, contributes to the overall success of our brands, reflects that our customers do not differentiate between channels, and is consistent with how we plan and manage our business. As a result, we maintain a shared inventory platform for our operations, allowing us to fulfill orders for all channels from our distribution center in Winder, Georgia. We also fulfill in-store orders directly from other stores or our distribution center and offer domestic online and catalog customers the option of returning items to our stores.

We seek to acquire and retain omni-channel customers by leveraging existing customer-specific data and through targeted marketing, including e-marketing, television, catalogs and mailers. We seek to optimize the potential of our brands with improved product offerings, which includes potential new merchandise opportunities and brand extensions that complement the current offerings, as well as our continued emphasis on our “Most Amazing Personal Service” standard.
As part of our continuous efforts to improve our overall strategy while seeking to enhance and support our long-term growth, in 2014 we introduced capital allocation and cost reduction initiatives focused on advancing our omni-channel capabilities in order to improve the overall customer experience, reducing overall capital expenditures, re-balancing our store fleet, effectively managing other expenses and improving our inventory management.
Our Customer Service Model
Our customers deserve outstanding and personalized customer service, and we strive to achieve this through our trademark “Most Amazing Personal Service” standard. We believe this service model is one of our competitive advantages and a key to the success of our omni-channel approach. An important aspect of our successful implementation of this model involves the specialized training we give sales associates to help meet their customers’ fashion and wardrobe needs, including clothing and accessory style, color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. Our sales associates are encouraged to develop long-term relationships with their customers, to know their customers’ preferences, and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. In 2015, the Chico's brand completed the roll-out of the “Client Book” program to all Chico’s store locations. Sales associates can use tablets in stores to access customer purchase history and style preferences as a clienteling tool that enhances her shopping experience in a personalized and efficient way. The program has been successful in reducing manual processes and streamlining customer/associate communication and service.
We also serve our customers’ needs and build customer loyalty through our customer rewards programs. Our programs are designed to reward our loyal customers and deliver an omni-channel shopping experience by leveraging the rich data our customers share with us to deliver a relevant and engaging experience with our brands.

•
Chico’s. The “Passport” program is designed to encourage repeat sales and foster customer loyalty for the brand. A Chico’s customer can join the Passport program at no cost and receive additional benefits after spending a fixed amount. Features of the program include a 5% discount, exclusive offers, special promotions, free shipping, invitations to private sale events and advance notice regarding new arrivals.

•
WHBM. With “WHBM Rewards,” a customer can join at no cost for tier-based discounts, special promotions, a 5% discount, free shipping and invitations to private sales based on annual spend. These benefits will be continuously evaluated in conjunction with our overall customer relationship management and marketing activities to ensure they remain a compelling reason for customers to shop at the WHBM brand.

•
Soma. A Soma customer can join "Love Soma Rewards" at no cost and earns points based on purchases. Features of the program include reward coupons at specified loyalty point levels, exclusive promotions and free shipping.

Our Boutiques and Outlet Stores
Our boutiques are located in upscale outdoor shopping areas, indoor shopping malls, and standalone street-front locations. Boutique locations are determined on the basis of various factors, including, but not limited to: geographic and demographic characteristics of the market, nearby competitors, our own network of existing boutiques, the location of the shopping venue, including the site within the shopping center, proposed lease terms, anchor or other co-tenants, parking accommodations and convenience. Our merchandise is sold through franchise locations in Mexico, including boutique locations as well as shop-in-shop formats within a department store environment.
Our outlet stores are located in quality outlet centers. The Chico’s and WHBM brand outlets contain a mixture of made-for-outlet and clearance merchandise. The made-for-outlet product carries a higher margin than the clearance items from our boutique stores. Soma outlets contain a mix of boutique and clearance merchandise. We also sell clearance merchandise on our websites. We regularly review the appropriate ratio of made-for-outlet and clearance merchandise sold at our outlets and will adjust that ratio as appropriate.

As of January 30, 2016, we operated 1,518 retail stores in 48 states, the U.S. Virgin Islands, Puerto Rico and Canada. As of January 30, 2016, our merchandise was also sold through 37 franchise locations in Mexico. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year[1]
Stores	2015	2014	2013	2012	2011
Stores at beginning of year	1,547	1,472	1,357	1,256	1,151
Opened	40	109	135	125	137
Closed	(69)	(34)	(20)	(24)	(32)
Total Stores	1,518	1,547	1,472	1,357	1,256

	Fiscal Year End
Stores by Brand	2015	2014	2013	2012	2011
Chico’s boutique	604	613	611	606	601
Chico’s outlet	117	118	110	99	83
Chico's Canada	4	3	—	—	—
Chico’s total	725	734	721	705	684
WHBM boutique	429	441	436	398	364
WHBM outlet	71	68	59	45	27
WHBM Canada	6	5	3	—	—
WHBM total	506	514	498	443	391
Soma boutique	269	263	232	193	164
Soma outlet	18	17	17	16	17
Soma total	287	280	249	209	181
Boston Proper boutique	—	19	4	—	—
Total Stores	1,518	1,547	1,472	1,357	1,256
________________________
1Our fiscal years end on the Saturday closest to January 30 and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 30, 2016 ("fiscal 2015", "2015", or "current period"), January 31, 2015 (“fiscal 2014”, “2014”, or “prior period”), February 1, 2014 (“fiscal 2013”, or “2013”), February 2, 2013 (“fiscal 2012”, or “2012”), and January 28, 2012 (“fiscal 2011”, or “2011”). Each of these periods had 52 weeks, except for fiscal 2012, which consisted of 53 weeks.
In fiscal 2016, we anticipate opening approximately 25 stores while closing 50 stores in our efforts to continue our capital allocation and cost reduction initiatives. We expect 21-25 net closures of Chico's stores, 10-14 net closures of WHBM stores, and 8-12 net openings of Soma stores. Our unaffiliated franchisee expects to continue opening franchise locations in Mexico, including Soma brand stores and shop-in-shops.
Our Websites
Each of our brands has its own dedicated website, www.chicos.com, www.whbm.com and www.soma.com, which provide customers the ability to browse our offerings, locate our stores, and order merchandise online. Our websites are designed to complement the in-store experience we deliver and play a vital role in our omni-channel strategy. Some items are only available online, such as extended size offerings, additional style and color choices, premier partner brands and clearance items. Online merchandise is also available through our call centers. We offer domestic online customers the option of returning items to our stores.
We experienced a significant increase in mobile traffic in 2015 across all brands. We continue to focus on optimizing our websites so that they provide responsive design to optimize the customer experience regardless of what device she is using to browse and shop. For fiscal 2016, we also will continue to focus on our omni-channel approach to retailing by enhancing all brand websites through new design, features, functionality and content to improve the customer's experience.

In fall 2015, we successfully launched Inside Chic, our first blog for the Chico's brand, featuring original and curated content. Inside Chic provides our customer with a deepened connection to the aspirational lifestyle of our Chico's brand through elevated photography and storytelling.
Our Catalogs
We currently mail a Chico’s, WHBM and Soma catalog or mailer to current and prospective customers approximately every month. Catalogs are designed to educate our customers about our products, assist with new customer acquisition, drive customer traffic and promote sales.
Marketing and Advertising
Our marketing program currently consists of the following omni-channel components:

•	Loyalty and rewards programs;

•	Direct marketing activities: direct mail and localized direct mail and calling campaigns;

•	Digital marketing efforts: paid search, mobile, e-mail, banner marketing, affiliates and search engine optimization;

•	National and local print and broadcast advertising;

•	Social media marketing;

•	Editorial content;

•	Public relations; and

•	Charitable giving and outreach programs.
Over the last few years, we expanded our digital marketing efforts for our brands. We made significant investments in paid search with major online search platforms, appeared on banner ads on various high-traffic websites and enhanced our online experiences through mobile optimization. We continue to optimize our marketing expenditures to parallel the shifts in customer traffic and consumers' consumption of media and content.
Social media marketing is another strategy by which we can actively engage with current and prospective customers by offering them unique content including sneak peeks into new collections, style advice, exclusive video, customer service and other special promotions. We believe that there is significant opportunity to innovate and grow our social media marketing platform through organic and paid efforts across social platforms such as Facebook, Twitter, Instagram, YouTube and Pinterest.
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
During fiscal 2015, we invested in a new Point-of-Sale system, which was implemented across all brands. This new system is an integral part of our enhanced capabilities and will serve to improve the customer experience.

Merchandise Distribution
The distribution functions for all brands are handled from our Distribution Center (“DC”) in Winder, Georgia. New merchandise is generally received daily at the DC. Imported merchandise is shipped from the country of export by sea, air, truck or rail, as circumstances require. Domestic merchandise is shipped by truck or rail. All merchandise arrives at the DC by truck. After arrival, merchandise is sorted and packaged for shipment to individual stores or is held for future store replenishment or direct shipment to customers. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.

Our DC has been granted Foreign Trade Zone status from the Department of Commerce and U.S. Customs and Border Protection. This status facilitates international expansion and allows us to move certain merchandise to the DC without paying U.S. Customs duty until the merchandise is shipped to domestic stores or online customers.
Product Sourcing
All of our brands purchase a significant percentage of their apparel and accessories from manufacturers in foreign countries. We may take ownership in the foreign country, at a designated point of entry into the United States, or at our DC, depending on the specific terms of the sale. Approximately 23% of total purchases in fiscal 2015 were made from one supplier, compared to 24% with the same supplier in fiscal 2014.
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
For all of our brands, we regularly evaluate where to have our goods manufactured. Beginning in fiscal 2010, in response to decreased capacity and increased cost of labor in China, we began transitioning to suppliers located in other countries. In fiscal 2010, China sources accounted for approximately 63% of our merchandise cost, compared to approximately 54% for fiscal 2015. Currently, we believe our product is appropriately distributed across countries of manufacture taking into consideration product quality execution, flexibility and speed at an acceptable cost and level of risk.
Competition
The women’s retail apparel and intimate apparel business is highly competitive and includes local, national and international department stores, specialty stores, boutique stores, catalog companies, and online retailers. We believe that our distinctively designed merchandise offerings and emphasis on customer service distinguish us.
Trademarks and Service Marks
We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).
Our Marks include, but are not limited to: CHICO’S, PASSPORT, ZENERGY, SO SLIMMING, WHITE HOUSE BLACK MARKET, WORKKIT, WHBM REWARDS, SOMA, SOMA INTIMATES, VANISHING BACK, VANISHING EDGE, VANISHING TUMMY, OH MY GORGEOUS, PERFECT FORM and LOVE SOMA REWARDS. We have registered or are seeking to register a number of these Marks in the United States, Canada, Mexico and other foreign countries.

In the opinion of management, our rights in the Marks are important to our business. Accordingly, we intend to maintain our Marks and the related registrations and applications. We are not aware of any claims of infringement or other challenges to our rights to use any registered Marks in the United States.
Available Information
Through our investor relations website, www.chicosfas.com, we make available free of charge our Securities and Exchange Commission (“SEC”) filings, including our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC and are available at www.sec.gov. This website also includes recent press releases, corporate governance information, beneficial ownership reports, institutional presentations, quarterly and institutional conference calls and other quarterly financial data, including historical store square footage.
Our Code of Ethics, which is applicable to all of our employees, including the principal executive officer, the principal financial officer, and the Board of Directors, is posted on our investor relations website. Any amendments to or waivers from our Code of Ethics are also available on this website. Charters of each of the Audit Committee, Compensation and Benefits Committee, Corporate Governance and Nominating Committee and Executive Committee as well as the Corporate Governance Guidelines, Insider Trading Policy, Terms of Commitment to Ethical Sourcing, and Stock Ownership Guidelines are available on this website or upon written request by any shareholder.

Employees
As of January 30, 2016, we employed approximately 22,700 people, approximately 30% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, approximately 90% of our employees worked in our boutique and outlet stores. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any efforts or plans to organize our employees. We currently contribute a significant portion of the cost of medical, dental and life and disability insurance coverage for eligible employees. We also offer a qualified 401(k) retirement plan with an employer matching contribution percentage and an employee stock purchase plan to full time employees and to part-time employees working twenty hours or more, as well as a deferred compensation plan to highly compensated employees. All employees are also eligible to receive substantial discounts on our merchandise. We consider the overall relations with our employees to be good.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves certain risks. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company and the risks described herein are not listed in order of the likelihood that the risk might occur or the severity of the impact if the risk should occur. There can be no assurance that we have identified, assessed and appropriately addressed all risks affecting our business operations. Additional risks and uncertainties could adversely affect our business and our results. If any of the following risks actually occur, our business, consolidated financial condition or results of operations could be negatively affected, and the market price for our shares could decline. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below are cautionary statements, identifying important factors that could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. There can also be no assurance that the actual future results, performance, benefits, or achievements that we expect from our strategies, systems, initiatives, or products will occur.

Risks Associated With Our Business Strategy.
As noted on page 3, our overall business strategy is focused on building and cultivating a portfolio of high performing retail brands serving women 35 and older. If we cannot successfully execute our business strategy, our consolidated financial condition and results of operations could be materially adversely impacted. There are numerous risks associated with this strategy including, but not limited to, the following:
Our ability to effectively implement and manage our business strategy.
Our long-term omni-channel business strategy is dependent upon a number of factors, including:
•anticipating and quickly responding to changing customer preferences and fashion trends,
•identifying and developing new brand extensions and new markets,
•effectively managing our store base, including management of store productivity,
•negotiating favorable lease terms,
•having the appropriate corporate resources to support our business strategies,
•sourcing levels of inventory in line with expected sales,
•hiring and training qualified employees,
•generating sufficient operating cash flows to fund our business strategies,
•maintaining brand specific websites that offer the system functionality and security customers expect, and
•implementing and maintaining appropriate technology to support our business strategies.

Our business is highly competitive.
The women's specialty retail industry is highly competitive. We compete with local, national and international department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. We face a variety of competitive challenges and many of our competitors have advantages over us, including substantially greater financial, marketing and other resources. Increased levels of promotional activity by our competitors, some of who may be able to adopt more aggressive pricing policies than we can, both online and in stores, may negatively impact our sales and profitability. There is no assurance that we can compete successfully with these companies in the future. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. Increased competition in these areas may result in higher costs and reduce our operating margins, which could adversely affect our business and results of operations. In addition, the growth of fast fashion and value fashion retailers and expansion of off-price retailers has shifted shopper expectations to more affordable pricing of well-known brands and exacerbated the continued promotional pressure. The rise of these retailers as well as the shift in shopping preferences from brick-and-mortar stores to the online channel, where online only businesses or those with e-commerce capabilities continue to grow, have increased the difficulty of maintaining and gaining market share. A downturn or an uncertain outlook in the women’s specialty retail sector in which we sell our products could materially adversely affect our business and results of operations.

Risks Associated with General Economic Conditions.
Numerous economic conditions, all of which are outside of our control, could negatively affect the level of consumer spending. If these economic conditions persist for a sustained period, our consolidated financial condition and results of operations could be materially adversely impacted. These economic conditions include, but are not limited to, the following:
Conditions that lead to declines in consumer spending.
The following economic conditions are among the many that can lead to declines in consumer spending: threatened or actual government shut downs, higher unemployment levels, low levels of consumer credit, consumer confidence, inflation, interest rates, recessionary pressures, increasing gas and other energy costs, taxation, decreasing housing prices, higher durable and other consumer spending, volatility in the financial markets, and low consumer confidence in future economic conditions.
Fluctuations in costs of goods, energy and/or commodity costs.
Fluctuations in the price, availability and quality of fabrics and other raw materials used to manufacture our products, as well as the price for labor and transportation, have contributed to, and may continue to contribute to, ongoing pricing pressures throughout our supply chain. The price and availability of such inputs to the manufacturing process may fluctuate significantly, depending on several factors, including commodity costs (such as higher cotton prices), energy costs (such as fuel), shipping costs, inflationary pressures from emerging markets, increased labor costs, weather conditions and currency fluctuations.
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
Our comparable sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. A variety of factors affect comparable sales and operating results, including changes in fashion trends, changes in our merchandise mix, customer acceptance of merchandise offerings, the volume of customer traffic in our stores and online, timing of marketing activities, calendar shifts of holiday periods, the periodic impact of a fifty-three week fiscal year, actions by new or existing competitors, new boutique openings, weather conditions, and general economic conditions. In addition, our ability to address the challenges of sustained declining store traffic combined with a highly promotional retail environment may impact our comparable sales, operating results and ability to maintain or gain market share. Past comparable sales or operating results are not an indicator of future results.

Risks Associated With Our Online and Catalog Operations.
Our online and catalog operations are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:
Our websites rely on technology.
We sell merchandise through each of our brands’ websites. Our websites are heavily dependent on technology, which creates numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of systems to operate the websites as anticipated, reliance on third party computer hardware and software providers, computer viruses, telecommunication failures, liability for online content, systems and data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions. Our success is dependent on our ability to implement and maintain brand specific websites that offer the functionality and security customers expect. Our success is also dependent on our customer acceptance of new website designs. Our failure to successfully assess and respond to these risks could negatively impact sales, increase costs, and damage the reputation of our brands.
Our online and catalog operations rely on the U.S. Postal Service and other shipping vendors.
We use the U.S. Postal Service to mail millions of catalogs each year to educate our customers about our products, acquire new customers, drive customers to our boutiques and website, and promote catalog sales. As a result, postal rate increases and paper and printing costs will affect the cost of our order fulfillment and catalog and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. The operational and financial difficulties of the U.S. Postal Service are well documented. Any significant and unanticipated increase in postage, reduction in postal service, or slow-down in postal delivery, or increases in paper and printing costs, could impair our ability to deliver catalogs in a timely or economically efficient manner and also could adversely impact our earnings if we are unable to pass such increases directly on to our customers or if we are unable to implement more efficient printing, mailing, delivery and order fulfillment systems.
We utilize additional shipping vendors, including Federal Express, to support our online operations. Any significant and unanticipated increase in shipping costs, reduction in service, or slow-down in delivery could impair our ability to deliver merchandise in a timely or economically efficient manner and also could adversely impact our earnings if we are unable to pass such increases directly on to our customers or if we are unable to implement more efficient delivery and order fulfillment systems.
Risks Associated with Our Information Technology Systems.
We rely on various information technology systems to manage our operations. Information technology systems are subject to numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of systems to operate as anticipated, reliance on third party computer hardware, network and software providers, computer viruses, telecommunication failures, systems and data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions, any of which could materially adversely impact our consolidated financial condition and results of operations. Additional risks include, but are not limited to, the following:

Disruptions in current systems or difficulties in integrating new systems.
We regularly maintain, upgrade, enhance or replace our information technology systems to support our business strategies and provide business continuity. Replacing legacy systems with successor systems, making changes to existing systems or acquiring new systems with new functionality have inherent risks including disruptions, user acceptance, appropriate training of users, delays, or difficulties that may impair the effectiveness of our information technology systems.

Cybersecurity.
We are subject to cybersecurity risks. Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, exfiltration, loss or damage. Our business involves the storage and/or transmission of customers’ personal information, shopping preferences and credit card information, as well as confidential information regarding our business, employees and other third parties. Our business also involves interaction with the public in social media space. While we have implemented measures reasonably designed to prevent security breaches and cyber incidents, including raising our employees' awareness through training around phishing and other cyber risks, our measures may not be effective and any security breach or cyber incident could result in the loss or misuse of critical data and could have a material adverse effect on our business. Changes to privacy and information security laws and regulations, and compliance with those changes, may result in cost increases due to system changes and the development of administrative processes. If we or our employees fail to comply with these laws and regulations or experience a data security breach, including acts of vandalism, computer viruses, and/or misplaced or lost data, our reputation could be damaged, possibly resulting in lost future business, and we could be subjected to fines, penalties, administrative orders and other legal risks as a result of a breach or non-compliance.

Risks Associated With Our Sourcing and Distribution Strategies.
Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:
Our significant reliance on foreign sources of production.
The majority of our apparel and accessories are produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability; the Foreign Corrupt Practices Act and other anti-corruption laws and regulations; imposition of new legislation relating to import quotas that may limit the quantity of goods imported into the United States from countries in which we do business; imposition of new or increased duties, taxes, and other charges on imports; foreign exchange rate challenges and pressures presented by implementation of U.S. monetary policy; local business practice and political issues, including issues relating to compliance with our Terms of Commitment to Ethical Sourcing and domestic or international labor standards; transportation disruptions; natural disasters; delays in the delivery of cargo due to port security considerations or government funding; and seizure or detention of goods by U.S. Customs authorities. In particular, we continue to source a substantial portion of our merchandise from China. A change in the Chinese exchange rate, other policies affecting labor laws or policies affecting the costs of goods in China could negatively impact our merchandise costs. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections or other factors, could negatively impact our financial performance.
We cannot predict whether or not any of the foreign countries in which our clothing and accessories are or may be produced will be subject to import restrictions by the United States government, including the likelihood, type or effect of any trade retaliation. Trade restrictions, including increased tariffs, or more restrictive quotas, including safeguard quotas, or anything similar, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost, or reduce the supply, of apparel available to us.
Our suppliers’ ability to provide quality goods in a timely manner.
We do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. We are subject to the risk that a key supplier may become unable to address our merchandising needs due to payment terms, cost of manufacturing, adequacy of manufacturing capacity, quality control, or timeliness of delivery. If we were unexpectedly required to change suppliers or if a key supplier were unable to supply acceptable merchandise in sufficient quantities on acceptable terms, we could experience a significant disruption in the supply of merchandise. We could also experience operational difficulties with our suppliers, such as reductions in the availability of production capacity, supply chain disruptions, errors in complying with merchandise specifications, insufficient quality control, shortages of fabrics or other raw materials, failures to meet production deadlines or increases in manufacturing costs.
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
We have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and our continued good relations with them. Approximately 23% of total purchases in fiscal 2015 and 24% of total purchases in 2014 were made from one supplier. We cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise.
Our suppliers’ ability to implement acceptable labor practices.
Although we have adopted our Terms of Commitment to Ethical Sourcing and use the services of third party audit firms to monitor compliance with these terms, we do not have complete control over the labor practices of our independent suppliers. As a result, some of our suppliers may not be in complete compliance with our guidelines at all times. The violation of labor or other laws by any of our key independent suppliers or the divergence of an independent supplier’s labor practices from those generally accepted by us as ethical could interrupt or otherwise disrupt the shipment of finished merchandise or damage our reputation.
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
Our policies, procedures and internal controls are designed to help us comply with all applicable foreign and domestic laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd–Frank Wall Street Reform and Consumer Protection Act, the Foreign Corrupt Practices Act, The Patient Protection and Affordable Care Act, the SEC and the New York Stock Exchange (“NYSE”), as well as applicable employment laws. We could be subject to legal or regulatory action in the event of our failure to comply, which could be expensive to defend and resolve and be disruptive to our business. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects employment and labor, trade, product safety, transportation and logistics, health care, tax, privacy, operational or environmental issues, among other things, may increase the complexity of the legal and regulatory environment in which we operate and the related cost of compliance. Failure to comply with the various laws and regulations or changes in those laws and regulations, could have an adverse impact on our reputation, customer loyalty, consolidated financial condition or results of operations.
Adverse outcomes of litigation matters.
We are involved from time to time in litigation and other claims against our business. These matters arise primarily in the ordinary course of business but could raise complex, factual and legal issues, which are subject to multiple risks and uncertainties and could require significant management time. We believe that our current litigation matters will not have a material adverse effect on the consolidated results of operations or financial condition. However, our assessment could change in light of the discovery of facts with respect to legal actions pending against us, not presently known to us, or determinations by judges, juries or other finders of fact which are inconsistent with our evaluation of the possible liability or outcome of such litigation. In addition, we may be subject to litigation which has not yet been filed.
Our ability to retain or recruit key personnel.
Our success and ability to properly manage our business depends to a significant extent upon our ability to attract, develop and retain qualified employees, including executive and senior management, and talented merchants. Competition for talented employees within our industry is intense. Recruiting and retaining such personnel and appropriate succession planning, including the transition of new executives, particularly at the CEO and executive level, are important to our continued and sustained success.

Our ability to achieve the results of our restructuring program.
During the fourth quarter of fiscal 2014, we initiated a multi-year restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives. The estimated costs and benefits associated with the restructuring program are preliminary and may vary materially based on various factors including: the timing in execution of the restructuring program, outcome of negotiations with landlords and other third parties, inventory levels, and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing all, or any, of the anticipated benefits of the restructuring program.
Our ability to operate our business within our financial covenants.
Our revolving credit agreement and term loan contain various affirmative and negative covenants that may restrict the ability of the Company to incur indebtedness, grant liens, engage in mergers, make certain investments, pay dividends or distributions on our common stock or enter into sales-leaseback transactions. The inability to obtain credit on commercially reasonable terms in the future when this facility expires could adversely impact our liquidity and results of operations. In addition, market conditions could potentially impact the size and terms of a replacement facility or facilities. The agreement also contains financial covenants that require the Company to maintain certain financial ratios. The ability of the Company to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could accelerate the Company's repayment obligations.
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

Our ability to protect our brands’ reputation.
Our ability to protect our brands’ reputation is an integral part of our general success strategy and is critical to the overall value of the brands. If we fail to maintain high standards for merchandise quality and integrity or fail to address other risk factors, such failures could jeopardize our brands’ reputation. Damage to our reputation as a whole could also cause a loss of consumer and investor confidence.

Our ability to protect our intellectual property.
We believe our trademarks, copyrights, business intelligence, and other intellectual and proprietary rights are important to our success and competitive position. While we devote significant resources to the protection of our intellectual property, others may still attempt to imitate our products or infringe upon our intellectual property rights. Other parties may also claim that some of our products infringe on their trademarks, copyrights, or other intellectual property rights.

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
From time to time, we may be subject to legal and business challenges in the operation of our Company due to proxy contests, shareholder proposals, media campaigns and other such actions instituted by activist shareholders or others. Responding to such actions could be costly and time-consuming, disrupt our operations, may not align with our business strategies and divert the attention of our Board of Directors and senior management from the pursuit of current business strategies. Perceived uncertainties as to our future direction as a result of shareholder activism or potential changes to the composition of the Board of Directors may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel and business partners.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Stores
At fiscal year-end for 2015, 2014 and 2013 our total consolidated selling square feet was 3.652 million, 3.706 million and 3.547 million, respectively. For a general description of our leases, see Note 1 to our financial statements under the heading "Operating Leases." As of January 30, 2016, our 1,518 stores were located in 48 states, the U.S. Virgin Islands, Puerto Rico and Canada, as follows:

Alabama	20	Maine	4	Oklahoma	15
Arizona	34	Maryland	40	Oregon	18
Arkansas	12	Massachusetts	35	Pennsylvania	68
California	150	Michigan	37	Rhode Island	7
Colorado	27	Minnesota	28	South Carolina	35
Connecticut	26	Mississippi	12	South Dakota	4
Delaware	8	Missouri	32	Tennessee	33
Florida	129	Montana	6	Texas	134
Georgia	57	Nebraska	10	Utah	12
Hawaii	1	Nevada	21	Vermont	1
Idaho	6	New Hampshire	6	Virginia	50
Illinois	65	New Jersey	53	Washington	29
Indiana	24	New Mexico	8	West Virginia	5
Iowa	8	New York	64	Wisconsin	18
Kansas	14	North Carolina	46	U.S. Virgin Islands	1
Kentucky	17	North Dakota	5	Puerto Rico	6
Louisiana	22	Ohio	45	Ontario, Canada	10
NSSC and Distribution Centers
Our NSSC is located on approximately 65 acres in Fort Myers, Florida and consists of approximately 504,000 square feet of office space. Our distribution center is located on approximately 110 acres in Winder, Georgia and consists of approximately 583,000 square feet of distribution, fulfillment, call center and office space.

ITEM 3.	LEGAL PROCEEDINGS
Other than as noted below, we are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our consolidated financial condition or results of operations.
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
In July 2015, the Company was named as a defendant in a putative class action filed in the United States District Court for the Northern District of Georgia, Altman v. White House Black Market, Inc. The complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number or an expiration date on customers’ receipts. The Company denies the material allegations of the complaint and filed a motion to dismiss on September 9, 2015, which is pending. The Company believes that the case is without merit and intends to vigorously defend. As a result, the Company does not believe that the case should have a material adverse effect on the Company’s consolidated financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades on the NYSE under the symbol “CHS”. On February 29, 2016, the last reported sale price of the Common Stock on the NYSE was $12.76 per share. The number of holders of record of common stock on February 29, 2016 was 1,295.
The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the NYSE:

For the Fiscal Year Ended January 30, 2016
	High	Low
Fourth Quarter (November 1, 2015 – January 30, 2016)	$13.77	$9.69
Third Quarter (August 2, 2015 – October 31, 2015)	17.00	13.68
Second Quarter (May 3, 2015 – August 1, 2015)	17.29	14.97
First Quarter (February 1, 2015 - May 2, 2015)	18.38	16.60

For the Fiscal Year Ended January 31, 2015
	High	Low
Fourth Quarter (November 2, 2014 – January 31, 2015)	$16.90	$14.56
Third Quarter (August 3, 2014 – November 1, 2014)	16.09	14.59
Second Quarter (May 4, 2014 – August 2, 2014)	17.14	15.14
First Quarter (February 2, 2014 – May 3, 2014)	18.00	15.59
In fiscal 2015, we declared four quarterly dividends of $0.0775 per share, resulting in an annualized dividend of $0.31 per share. In fiscal 2014, we declared four quarterly dividends of $0.075 per share, resulting in an annualized dividend of $0.30 per share.
On February 25, 2016, we announced that our Board of Directors declared a quarterly dividend of $0.08 per share on our common stock. The dividend will be payable on March 28, 2016 to shareholders of record at the close of business on March 14, 2016.
In fiscal 2015, we executed accelerated share repurchase agreements ( the "ASR Agreements") and purchased $250 million of the Company's common stock under our $300 million share repurchase authorization announced in December 2013. In November 2015, we announced a new $300 million share repurchase authorization for the Company's common stock and canceled the remainder of the December 2013 authorization, which had $40 million remaining. During the fourth quarter of fiscal 2015, we repurchased 3.7 million shares of the Company's commons stock, for a total fiscal 2015 repurchase of 18.3 million shares, at a total cost of approximately $290 million. There was approximately $260 million remaining under the program at the end of fiscal 2015. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

In fiscal 2015, we repurchased 794,591 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 188,276 were repurchased in the fourth quarter and are included in the following chart (amounts in thousands except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
November 1, 2015 – November 28, 2015	13,765	$12.97	—	$300,000
November 29, 2015 – January 2, 2016	1,907,368	$11.59	1,732,857	$280,002
January 3, 2016 – January 30, 2016	1,930,636	$10.36	1,930,636	$260,004
Total	3,851,769	$10.98	3,663,493	$260,004
Five Year Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on January 29, 2011 and the reinvestment of dividends.

	01/29/11	01/28/12	02/02/13	02/01/14	01/31/15	01/30/16
Chico’s FAS, Inc.	$100	$105	$167	$157	$161	$102
S&P 500 Index	$100	$105	$124	$149	$170	$169
S&P 500 Apparel Retail Index	$100	$132	$178	$206	$260	$279

ITEM 6.	SELECTED FINANCIAL DATA
Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto referenced in this Annual Report on Form 10-K. Amounts in the following tables are in thousands, except per share data, and number of stores data.

	Fiscal Year
	2015[1] (52 weeks)	2014[2] (52 weeks)	2013[3] (52 weeks)	2012 (53 weeks)	2011 (52 weeks)
Summary of operations: (in thousands)[4]
Net sales	$2,642,309	$2,675,211	$2,586,037	$2,581,057	$2,196,360
Gross margin	$1,430,757	$1,426,322	$1,416,631	$1,451,800	$1,226,371

Gross margin as a percent of net sales	54.1%	53.3%	54.8%	56.2%	55.8%

Income from operations	$(13,084)	$116,343	$141,183	$287,538	$222,377
Income from operations as a percent of net sales	(0.5)%	4.3%	5.5%	11.1%	10.1%
Net income	$1,946	$64,641	$65,883	$180,219	$140,874
Net income as a percent of net sales	0.1%	2.4%	2.5%	6.9%	6.4%

Per share data:
Net income per common share-basic	$0.01	$0.42	$0.41	$1.09	$0.82

Net income per common and common equivalent share–diluted	$0.01	$0.42	$0.41	$1.08	$0.82

Weighted average common shares outstanding–basic	138,366	148,622	155,048	162,989	169,153

Weighted average common and common equivalent shares outstanding–diluted	138,741	149,126	155,995	164,119	170,250

Cash dividends per share	$0.31	$0.30	$0.24	$0.21	$0.20

Balance sheet data (at year end): (in thousands)
Cash and marketable securities	$140,145	$259,912	$152,446	$329,358	$247,853
Total assets	1,166,052	1,438,581	1,371,191	1,580,628	1,425,152
Working capital	167,190	255,405	167,568	282,913	250,752
Long-term debt	82,219	—	—	—	—
Stockholders’ equity	639,788	943,621	909,103	1,093,199	1,009,228

Other selected operating data: (dollars in thousands)

Percentage increase (decrease) in comparable sales	-1.5%	0.0%	-1.8%	7.2%	8.2%
Capital expenditures	$84,841	$119,817	$138,510	$164,690	$131,757
Total depreciation and amortization	$118,800	$122,269	$118,303	$108,471	$99,430
Goodwill and trade name impairment, pre-tax charges	$112,455	$30,100	$72,466	$—	$—
Restructuring and strategic, pre-tax charges	$48,801	$16,745	$—	$—	$—
Total stores at year end	1,518	1,547	1,472	1,357	1,256
Total selling square feet (in thousands)	3,652	3,706	3,547	3,271	3,026

____________________________

[1]
Income from operations in 2015 includes $112.5 million in Boston Proper pre-tax, non-cash goodwill and trade name impairment charges and $48.8 million in pre-tax restructuring and strategic charges, primarily related to impairment charges, store closures, severance and termination benefits, and other employee-related costs. Net income in 2015 includes $118.7 million, or $0.84 per diluted share, in Boston Proper non-cash goodwill and trade name impairment charges and restructuring and strategic charges, net of tax.

[2]
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

[3]
Income from operations in 2013 includes $72.5 million in Boston Proper pre-tax, non-cash goodwill and trade name impairment charges. Net income in 2013 includes $70.5 million, or $0.44 per diluted share, in Boston Proper non-cash goodwill and trade name impairment charges, net of tax.

[4]	Five-year table includes the operating results of Boston Proper through January 2016 that will not be in our ongoing operations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. References herein to “Notes” refer to the Notes to our consolidated financial statements.

EXECUTIVE OVERVIEW
We are a leading omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items operating under the Chico’s, White House Black Market (“WHBM”) and Soma brand names. The company also operated a fourth brand, Boston Proper, through January 15, 2016, as further discussed below. We earn revenues and generate cash through the sale of merchandise in our domestic and international retail stores, our various websites and our call center, which takes orders for all of our brands, and through an unaffiliated franchise partner in Mexico.
We utilize an integrated, omni-channel approach to managing our business. We want our customers to experience our brands, not limited to a channel within our brands, and view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. This approach allows our customers to browse, purchase, return, or exchange our merchandise through whatever sales channel and at whatever time is most convenient. As a result, we track total sales and comparable sales on a combined basis.
In fiscal 2014, we initiated new capital allocation and cost reduction initiatives, which included reduced fiscal 2015 store openings, accelerated domestic store closures and an organizational realignment to ensure that resources are better aligned with long-term growth initiatives. Our 2015 initiatives also included the execution of accelerated share repurchase agreements in the first quarter of 2015, capital expenditure reductions, and expense and inventory management measures.
During the second quarter of fiscal 2015, we completed an evaluation of the Boston Proper brand, including consideration of the long-term potential of stores for the brand, and initiated a plan to sell the direct-to-consumer ("DTC") business and close its stores, as further discussed in Note 2, allowing us to focus our efforts on our core omni-channel brands. During fiscal 2015 we completed the sale of the Boston Proper DTC business and closed all Boston Proper stores.
Net income for fiscal 2015 was $1.9 million compared to net income of $64.6 million in fiscal 2014. Earnings per diluted share for fiscal 2015 were $0.01 compared to $0.42 in fiscal 2014. The fiscal 2015 results reflected the impact of Boston Proper non-cash goodwill and intangible impairment charges of $88.4 million after-tax, or $0.63 per diluted share, as well as restructuring and strategic charges of $30.3 million after-tax, or $0.21 per diluted share, primarily related to the exit of Boston Proper, CEO transition costs, store closures and other impairment charges, and employee termination benefits. The change in earnings per share reflects the decrease in net income, partially offset by the impact of share repurchases in 2015. The fiscal 2015 results reflected the following:

•	Boston Proper goodwill and intangible impairment charges of $88.4 million after-tax, or $0.63 per diluted share;

•	Boston Proper operating loss of $12.9 million after-tax, or $0.09 per diluted share;

•	tax benefit related to the disposition of the Boston Proper DTC business of $27.6 million after-tax, or $0.19 per diluted share;

•	restructuring and strategic charges of $30.3 million after-tax, or $0.21 per diluted share;

•	$333.7 million return to shareholders, consisting of $290.0 million in share repurchases and $43.7 million in dividends;

•	29 net store closures;

•	conservative inventory management and cost control;

•	the completion and roll out of a new Point-of-Sale system; and,

•	the impact of a decline in store traffic and continued promotional retail environment.

Future Outlook
The fiscal 2016 outlook excludes Boston Proper for comparability purposes. The absence of Boston Proper's operational results are expected to benefit fiscal 2016 operating margin by approximately 100 basis points and earnings per share by approximately $0.09.
For the full year of fiscal 2016, the Company is anticipating flat to slightly negative comparable sales, with more opportunity for positive growth in the second half of the year. The Company expects to achieve merchandise margin expansion and a slight SG&A leverage improvement, both of which we expect to be offset by a return to targeted levels of incentive compensation, resulting in flat gross margin and flat SG&A leverage. We anticipate opening approximately 25 stores while closing 50 stores in our efforts to continue our capital allocation and cost reduction initiatives. Total inventory, excluding the impact of in-transit inventory, is expected to remain consistent with 2015 levels.
RESULTS OF OPERATIONS
Net Sales
The following table depicts net sales by Chico’s, WHBM, Soma and Boston Proper in dollars and as a percentage of total net sales for fiscal 2015, 2014, and 2013:

Net sales:	Fiscal 2015%		Fiscal 2014%		Fiscal 2013%

	(dollars in thousands)
Chico’s	$1,358,168	51.4%	$1,379,863	51.6%	$1,362,641	52.7%
WHBM	871,437	33.0%	888,371	33.2%	858,972	33.2%
Soma	331,732	12.5%	311,174	11.6%	267,506	10.3%
Boston Proper	80,972	3.1%	95,803	3.6%	96,918	3.8%
Total net sales	$2,642,309	100.0%	$2,675,211	100.0%	$2,586,037	100.0%
Net sales decreased 1.2% in fiscal 2015 to $2.642 billion from $2.675 billion in fiscal 2014, primarily reflecting a 1.5% decrease in comparable sales and a decline in Boston Proper sales, partially offset by the full year benefit of 2014 new store openings. Comparable sales is defined as sales from stores open for at least twelve full months, including stores that have been expanded, remodeled, or relocated within the same general market and includes online and catalog sales. Boston Proper and international sales are excluded from comparable sales calculations. The 2015 comparable sales reflected a decrease in average dollar sale and flat transaction count.
Net sales increased 3.4% in fiscal 2014 to $2.675 billion from $2.586 billion in fiscal 2013, primarily reflecting 75 net new stores for a 4.5% square footage increase. Comparable sales were flat for fiscal 2014. The 2014 comparable sales reflected an increase in transaction count offset by a decrease in average dollar sale.
The following table depicts comparable sales percentages for Chico's, WHBM and Soma for fiscal 2015, 2014, and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Chico's	(2.0)%	(0.5)%	(4.1)%
WHBM	(2.5)%	(1.7)%	0.0%
Soma	3.1%	8.0%	5.8%
Total Company	(1.5)%	0.0%	(1.8)%

Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for fiscal 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013

	(dollars in thousands)
Cost of goods sold	$1,211,552	$1,248,889	$1,169,406
Gross margin	$1,430,757	$1,426,322	$1,416,631
Gross margin percentage	54.1%	53.3%	54.8%
For fiscal 2015, gross margin was $1.431 billion compared to $1.426 billion in fiscal 2014. As a percentage of net sales, gross margin was 54.1%, an 80 basis point increase from fiscal 2014, primarily reflecting a decrease in promotional activity in response to improved inventory management in fiscal 2015. When excluding Boston Proper in fiscal 2015, gross margin was $1.400 billion, or 54.6% of net sales.
For fiscal 2014, gross margin was $1.426 billion compared to $1.417 billion in fiscal 2013. As a percentage of net sales, gross margin was 53.3%, a 150 basis point decrease from fiscal 2013, primarily reflecting increased promotional activity to sell through product delayed by port issues and seasonal merchandise.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for fiscal 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013

	(dollars in thousands)
Selling, general and administrative expenses	$1,282,585	$1,263,134	$1,202,068
Percentage of total net sales	48.5%	47.2%	46.5%
For fiscal 2015, SG&A was $1.283 billion compared to $1.263 billion in fiscal 2014. As a percentage of net sales, SG&A was 48.5%, a 130 basis point increase from fiscal 2014 primarily reflecting an increase in store occupancy costs, point-of-sale implementation costs, and accrued incentive compensation, partially offset by benefits from previously announced cost reduction efforts. When excluding Boston Proper in fiscal 2015, SG&A was $1.231 billion, or 48.0% of net sales.
For fiscal 2014, SG&A was $1.263 billion compared to $1.202 billion in fiscal 2013. As a percentage of net sales, SG&A was 47.2%, a 70 basis point increase from fiscal 2013 primarily reflecting sales deleverage of store expenses.
Goodwill and Intangible Impairment Charges
In fiscal 2015, primarily based on declining market indications of value as evidenced by our non-binding letter of intent, the Company determined that certain Boston Proper intangibles were impaired and recorded $112.5 million in pre-tax, non-cash intangible impairment charges. The $112.5 million Boston Proper impairment charges included $48.9 million related to goodwill, $39.4 million related to the trade name and $24.2 million related to customer relationship intangible. The fiscal 2015 after-tax impact of the Boston Proper impairment charges totaled $88.4 million, or $0.63 per diluted share. The remaining value of the Boston Proper intangible assets was included in the sale of the assets and liabilities of the Boston Proper DTC business in January 2016.
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

Restructuring and Strategic Charges
In fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. In connection with this effort, in fiscal 2015, we recorded pre-tax restructuring and strategic charges of $48.8 million, primarily consisting of $22.0 million in non-cash property and equipment impairment charges, $9.6 million in lease termination charges, $8.3 million in continuing employee-related costs, and $6.9 million in severance charges and termination benefits. The fiscal 2015 after-tax impact of the restructuring and other charges totaled $30.3 million, or $0.21 per diluted share.
In connection with the restructuring and strategic activities, in fiscal 2015 we continued our evaluation of our domestic store portfolio and increased the number of under-performing stores identified for closure to approximately 175, including the Boston Proper stores. Through fiscal 2015, we have closed 69 stores across our brands. We plan to close an additional 50 stores, in fiscal 2016, with the remainder to be closed in fiscal 2017. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $1.7 million.
In fiscal 2014, we recorded pre-tax restructuring and other charges of $16.7 million, which consisted of $8.5 million in non-cash impairment charges and $8.2 million, primarily related to severance. The fiscal 2014 after-tax impact of the restructuring and other charges totaled $10.1 million, or $0.07 per diluted share.
Provision for Income Taxes
Our effective tax rate was 113.3%, 44.5% and 53.5%, for fiscal 2015, 2014 and 2013, respectively. The fiscal 2015, 2014 and 2013 effective tax rates reflect the impact of the Boston Proper goodwill impairment charge, offset in fiscal 2015 by an outside basis difference realized upon the sale and subsequent liquidation of the Boston Proper business. Excluding the tax impacts of the Boston Proper goodwill impairment charges and outside basis difference, the fiscal 2015, 2014 and 2013 effective tax rates would have been 36.6%, 36.4% and 36.3%, respectively.
Net Income and Earnings Per Diluted Share
Net income for fiscal 2015 was $1.9 million compared to $64.6 million in fiscal 2014. Earnings per diluted share for fiscal 2015 were $0.01 compared to $0.42 per diluted share in fiscal 2014. Fiscal 2015 results included the impact of Boston Proper non-cash goodwill and intangible impairment charges of $88.4 million after-tax, or $0.63 per diluted share, as well as restructuring and strategic charges primarily related to the exit of Boston Proper, CEO transition costs, store closures and other impairment charges, and employee termination benefits, of $30.3 million after-tax, or $0.21 per diluted share, partially offset by a $0.19 tax benefit related to the disposition of the Boston Proper DTC business. The change in earnings per share reflects the decrease in net income, partially offset by the impact of share repurchases in fiscal 2015.
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

Operating Activities
Net cash provided by operating activities in fiscal 2015 was $197.0 million, a decrease of approximately $85.5 million from fiscal 2014. This decrease is primarily due to changes in working capital reflecting the sale of Boston Proper, severance payments made during fiscal 2015 and timing of payables. These charges were partially offset by the impact of impairment and restructuring and strategic charges of $112.5 million, an increase of $82.4 million over fiscal 2014.
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
Investing Activities
Net cash provided by investing activities for fiscal 2015 was $0.5 million compared to $130.5 million used in investing activities for fiscal 2014, reflecting a $76.3 million net decrease in marketable securities in fiscal 2015 related to the funding of the ASR Agreements compared to a $10.6 million net increase in fiscal 2014. Investing activities in fiscal 2015 included net purchases of property and equipment totaling $84.8 million compared to $119.8 million in fiscal 2014, primarily as a result of fewer store openings in fiscal 2015.
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
Financing Activities
Net cash used in financing activities for fiscal 2015 was $240.4 million compared to $55.6 million in fiscal 2014. The fiscal 2015 increase in net cash used in financing activities primarily reflects $290.0 million in share repurchases under our ASR Agreements and open market partially offset by $92.5 million in net proceeds from borrowings under the Credit Agreement, as further discussed in Note 10. In fiscal 2015, we paid four cash dividends at $0.0775 per share on our common stock, totaling $43.7 million and received $10.6 million in proceeds from issuing approximately 1.7 million shares related to employee stock ownership plans and stock option exercises.
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
Store and Franchise Activity
During fiscal 2015, we had 29 net closures, consisting of 9 Chico's stores, 8 WHBM stores and 19 Boston Proper stores, partially offset by 7 Soma store net openings. In fiscal 2016, we anticipate opening approximately 25 stores while closing 50 stores in our efforts to continue our capital allocation and cost reduction initiatives. We expect 21-25 net closures of Chico's stores, 10-14 net closures of WHBM stores and 8-12 net openings of Soma stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise. As of January 30, 2016, we also sold merchandise through 37 international franchise locations.

Contractual Obligations
The following table summarizes our contractual obligations at January 30, 2016:

	Total	One year or less	2-3 years	4-5 years	After 5 years

	(in thousands)
Operating leases	$1,059,855	$200,079	$319,190	$247,288	$293,298
Purchase orders	431,954	406,712	22,238	3,004	—
Capital expenditures	6,598	6,278	320	—	—
Total	$1,498,407	$613,069	$341,748	$250,292	$293,298
As of January 30, 2016, our contractual obligations consisted of: 1) amounts outstanding under operating leases, 2) open purchase orders for inventory and other operating expenses, in the normal course of business, which are cancellable with no, or limited, recourse available to the vendor and 3) contractual commitments for fiscal 2016 capital expenditures.
Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling $4.8 million at January 30, 2016 from the above table.
Credit Facility
On May 4, 2015, we entered into a credit agreement (the "Agreement") among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent and other lenders. Our obligations under the Agreement are guaranteed by certain of our material U.S. subsidiaries. The Agreement provides for a term loan commitment in the amount of $100.0 million, of which $100.0 million was drawn at closing, and matures on May 4, 2020. The Agreement also provides for a $100.0 million revolving credit facility, of which $24.0 million was drawn at closing and was repaid in the second quarter of 2015. The Agreement has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement also requires us to maintain certain maximum leverage ratio (as defined in the Agreement) of no more than 3.50 to 1.00 until July 31, 2018, and 3.25 to 1.00 after July 31, 2018, and a minimum fixed coverage charge of not less than 1.20 to 1.00. As of January 30, 2016, the Company was in compliance with all financial covenant requirements of the Agreement. For a more detailed description of the interest rate options and the financial covenants, please see Note 10.
On May 4, 2015, in connection with our entry into the Agreement, we repaid and terminated, with no prepayment penalties, the $124.0 million outstanding obligation under our 2011 revolving credit facility. We used the proceeds from the initial draw of the term loan and revolving credit facility of the Agreement to repay such obligations.
As of January 30, 2016, $92.2 million in net borrowings under the term loan were outstanding under the Agreement, and are reflected as $10 million in current debt and $82.2 million in long-term debt in the accompanying consolidated balance sheet.
Off-Balance Sheet Arrangements
At January 30, 2016 and January 31, 2015, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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
Inventory Valuation and Shrinkage
We identify potentially excess and slow-moving inventories by evaluating inventory aging, turn rates and inventory levels in conjunction with our overall sales trend. Excess quantities of inventory are identified through evaluation of inventory aging, review of inventory turns and historical sales experience, as well as specific identification based on fashion trends. Further, exposure is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We identify excess and slow-moving inventories at net realizable value. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future.
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
Soma offers a points based loyalty program in which customers earn points based on purchases. Attaining specified loyalty point levels results in the issuance of reward coupons to discount future purchases. As program members accumulate points, we accrue the estimated future liability, adjusted for expected redemption rates. The liability is relieved and revenue is recognized for loyalty point reward coupons upon redemption. In addition, we recognize revenue on unredeemed points when it can be determined that the likelihood of the point being redeemed is remote and there is no legal obligation to remit the point value. We determined the loyalty point breakage rate based on historical and redemption patterns.
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
We review our goodwill for impairment at the reporting unit level on an annual basis, or when circumstances indicate its carrying value may not be recoverable. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the two-step impairment test will be performed. If we conclude that this is not the case, then the two-step impairment test will not be required. We may elect to skip the qualitative assessment and perform the two-step impairment test. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds the fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and EBITDA multiples of similar companies and/or transactions, or other available indications of value.
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
Income Taxes
Income taxes are accounted for in accordance with authoritative guidance, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. We early adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, in fiscal 2015 and have classified all deferred taxes as non-current on our consolidated financial positions for current and prior years. Inherent in the measurement of deferred balances are certain judgments and interpretations of existing tax law and published guidance as applicable to our operations. Deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits are uncertain. Our effective tax rate considers management’s judgment of expected tax liabilities within the various taxing jurisdictions in which we are subject to tax.

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

Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. We are currently assessing the new standard and its impact to our consolidated results of operations, financial positions and cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, under which entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify as available for sale in other comprehensive income but instead recognize the change in fair value in net income. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently assessing the new standard, but do not, at this time, anticipate a material impact to our consolidated results of operations, financial positions and cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which modifies the presentation of noncurrent and current deferred taxes. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We early adopted this standard in the fourth quarter of 2015, with retrospective presentation, as shown in our consolidated balance sheets. Our retrospective presentation resulted in a $4.6 million reclassification from current assets to other assets, net for the period ending January 31, 2015.
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. We are currently assessing the potential impact of adopting this ASU, but do not, at this time, anticipate a material impact to our consolidated results of operations, financial positions or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which modifies the presentation of debt issuance costs in financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We elected to early adopt this guidance in the second quarter ended August 1, 2015, and have presented the debt issuance costs related to our revolving credit facility as a deferred asset within Other Assets, as is permitted by ASU No. 2015-15, Imputation of Interest, which was issued in August 2015. The adoption of the new guidance is made on a retrospective basis, however there were no material impacts to prior periods that required reclassification. Such adoption did not have a material impact to our consolidated financial positions.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently assessing the new standard and its potential impact to our consolidated results of operations, financial positions and cash flows.
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's operations and financial results would qualify as discontinued operations. The update also requires expanded disclosures for discontinued operations and requires entities to disclose information about disposals of individually significant components that don't qualify for discontinued operations reporting. ASU 2014-08 was effective prospectively for interim and annual reporting periods beginning after December 15, 2014. We adopted this standard beginning with the first quarter ended May 2, 2015 and have applied this standard to the Boston Proper disposal, as further discussed in Note 2.
Forward-Looking Statements
This Form 10-K may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, the implementation of our previously announced restructuring program for improved business performance, including our re-balancing of our store fleet and streamlining the headquarter workforce, and the future success of our store concepts. These statements may address items such as future sales, gross margin expectations, SG&A expectations, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, we may issue press releases and other written communications, and our representatives may make oral statements, which contain forward-looking information.
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

These potential risks and uncertainties include: the financial strength of retailing in particular and the economy in general; the extent of financial difficulties that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and store concepts; the ability to effectively manage and maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the adequacy and perception of customer service; the ability to respond to actions of activist shareholders and others; the ability to coordinate product development with buying and planning; the quality of merchandise received from suppliers; the ability to efficiently, timely and successfully execute significant shifts in the countries from which merchandise is supplied; the ability of our suppliers to timely produce and deliver clothing and accessories; the changes in the costs of manufacturing, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in shopping initiatives may not deliver the results we anticipate; the risk that comparable sales and margins will experience fluctuations; the ability to successfully execute our business strategies; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, energize and retain qualified sales associates, managerial employees and other employees; the successful integration of our new management team; the ability to achieve the results of our previously announced restructuring program; the ability to expand our distribution center and other support facilities in an efficient and effective manner; the ability to effectively and efficiently establish our websites; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; and the risk that natural disasters, public health crises, political crises, or other catastrophic events could adversely affect our operations and financial results. In addition, there are potential risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including the impact of work stoppages; transportation delays and other interruptions; political or civil instability; imposition of and changes in tariffs and import and export controls such as import quotas; changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of January 30, 2016 has not significantly changed since January 31, 2015. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our primary exposure to interest rate risk relates in part to our revolving line of credit with our bank. On May 4, 2015, we entered into a new credit agreement and repaid, with no prepayment penalties, the $124.0 million outstanding obligation under our 2011 credit facility. The new agreement, which matures on May 4, 2020, has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including corporate bonds, municipal bonds, and U.S. government and agency securities. The marketable securities portfolio as of January 30, 2016, consisted of $24.9 million of securities with maturity dates within one year or less and $25.3 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of January 30, 2016, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Chico’s FAS, Inc.
We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at January 30, 2016 and January 31, 2015, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Tampa, Florida
March 8, 2016

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	January 30, 2016		January 31, 2015		February 1, 2014
	(52 weeks)		(52 weeks)		(52 weeks)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$2,642,309	100.0%	$2,675,211	100.0%	$2,586,037	100.0%
Cost of goods sold	1,211,552	45.9%	1,248,889	46.7%	1,169,406	45.2%
Gross margin	1,430,757	54.1%	1,426,322	53.3%	1,416,631	54.8%
Selling, general and administrative expenses	1,282,585	48.5%	1,263,134	47.2%	1,202,068	46.5%
Goodwill and intangible impairment charges	112,455	4.3%	30,100	1.2%	72,466	2.8%
Restructuring and strategic charges	48,801	1.8%	16,745	0.6%	—	0.0%
Acquisition and integration costs	—	0.0%	—	0.0%	914	0.0%
Income from operations	(13,084)	(0.5)%	116,343	4.3%	141,183	5.5%
Interest (expense) income, net	(1,870)	0.0%	98	0.0%	500	0.0%
Income before income taxes	(14,954)	(0.5)%	116,441	4.3%	141,683	5.5%
Income tax (benefit) provision	(16,900)	(0.6)%	51,800	1.9%	75,800	3.0%
Net income	$1,946	0.1%	$64,641	2.4%	$65,883	2.5%
Per share data:
Net income per common share-basic	$0.01		$0.42		$0.41
Net income per common and common equivalent share–diluted	$0.01		$0.42		$0.41
Weighted average common shares outstanding–basic	138,366		148,622		155,048
Weighted average common and common equivalent shares outstanding–diluted	138,741		149,126		155,995
Dividends declared and paid per share	$0.31		$0.30		$0.24
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	FISCAL YEAR ENDED
	January 30, 2016	January 31, 2015	February 1, 2014
	(52 weeks)	(52 weeks)	(52 weeks)
Net Income	$1,946	$64,641	$65,883
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of taxes	(21)	(73)	(146)
Foreign currency translation adjustment, net of taxes	(501)	523	42
Comprehensive income	$1,424	$65,091	$65,779
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 30, 2016	January 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$89,951	$133,351
Marketable securities, at fair value	50,194	126,561
Inventories	233,834	235,159
Prepaid expenses and accounts receivable	45,660	45,870
Income tax receivable	29,157	596
Assets held for sale	16,525	16,800
Total Current Assets	465,321	558,337

Property and Equipment, net	550,953	606,147

Other Assets:
Goodwill	96,774	145,627
Other intangible assets, net	38,930	109,538
Other assets, net	14,074	18,932
Total Other Assets	149,778	274,097
	$1,166,052	$1,438,581
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$129,343	$144,534
Current debt	10,000	—
Other current and deferred liabilities	158,788	158,396
Total Current Liabilities	298,131	302,930

Noncurrent Liabilities:
Long-term debt	82,219	—
Deferred liabilities	130,743	142,371
Deferred taxes	15,171	49,659
Total Noncurrent Liabilities	228,133	192,030

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized; 153,838 and 152,916 shares issued; and 135,531 and 152,916 shares outstanding	1,355	1,529
Additional paid-in capital	435,881	407,275
Treasury stock, 18,307 shares at January 30, 2016	(289,813)	—
Retained earnings	492,325	534,255
Accumulated other comprehensive income	40	562
Total Stockholders’ Equity	639,788	943,621
	$1,166,052	$1,438,581
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive Income
	Shares	Par Value		Shares	Amount	Retained Earnings		Total
BALANCE, February 2, 2013	162,774	$1,628	$348,775	—	$—	$742,580	$216	$1,093,199
Net income	—	—	—	—	—	65,883	—	65,883
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(146)	(146)
Foreign currency translation adjustment	—	—	—	—	—	—	42	42
Issuance of common stock	3,579	36	12,359	—	—	—	—	12,395
Dividends paid on common stock ($0.24 per share)	—	—	—	—	—	(38,255)	—	(38,255)
Repurchase of common stock	(14,158)	(142)	(6,677)	—	—	(244,827)	—	(251,646)
Stock-based compensation	—	—	27,145	—	—	—	—	27,145
Excess tax benefit from stock-based compensation	—	—	486	—	—	—	—	486
BALANCE, February 1, 2014	152,195	1,522	382,088	—	—	525,381	112	909,103
Net income	—	—	—	—	—	64,641	—	64,641
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(73)	(73)
Foreign currency translation adjustment	—	—	—	—	—	—	523	523
Issuance of common stock	1,805	18	6,250	—	—	—	—	6,268
Dividends paid on common stock ($0.30 per share)	—	—	—	—	—	(45,773)	—	(45,773)
Repurchase of common stock	(1,084)	(11)	(8,119)	—	—	(9,994)	—	(18,124)
Stock-based compensation	—	—	26,487	—	—	—	—	26,487
Excess tax benefit from stock-based compensation	—	—	569	—	—	—	—	569
BALANCE, January 31, 2015	152,916	1,529	407,275	—	—	534,255	562	943,621
Net income	—	—	—	—	—	1,946	—	1,946
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(21)	(21)
Foreign currency translation adjustment	—	—	—	—	—	—	(501)	(501)
Issuance of common stock	1,716	17	10,596	—	—	—	—	10,613
Dividends paid on common stock ($0.31 per share)	—	—	—	—	—	(43,876)	—	(43,876)
Repurchase of common stock	(19,101)	(191)	(12,845)	18,307	(289,813)	—	—	(302,849)
Stock-based compensation	—	—	30,062	—	—	—	—	30,062
Excess tax benefit from stock-based compensation	—	—	793	—	—	—	—	793
BALANCE, January 30, 2016	135,531	$1,355	$435,881	18,307	$(289,813)	$492,325	$40	$639,788
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	FISCAL YEAR ENDED
	January 30, 2016	January 31, 2015	February 1, 2014
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows From Operating Activities:
Net income	$1,946	$64,641	$65,883
Adjustments to reconcile net income to net cash provided by operating activities —
Goodwill and intangible impairment charges, pre-tax	112,455	30,100	72,466
Depreciation and amortization	118,800	122,269	118,303
Loss on disposal and impairment of property and equipment	23,744	10,085	1,736
Deferred tax (benefit) expense	(34,415)	(9,598)	10,231
Stock-based compensation expense	30,062	26,487	27,145
Excess tax benefit from stock-based compensation	(3,084)	(1,981)	(2,483)
Deferred rent and lease credits	(21,741)	(20,017)	(18,863)
Changes in assets and liabilities:
Inventories	(6,719)	2,986	(31,296)
Prepaid expenses and other assets	358	(3,341)	(496)
Income tax receivable	(28,562)	3,394	(2,271)
Accounts payable	(12,101)	13,280	1,867
Accrued and other liabilities	16,248	44,178	(5,540)
Net cash provided by operating activities	196,991	282,483	236,682

Cash Flows From Investing Activities:
Purchases of marketable securities	(52,668)	(128,696)	(96,374)
Proceeds from sale of marketable securities	129,000	118,062	252,768
Proceeds from sale of Boston Proper net assets	9,000	—	—
Purchases of property and equipment, net	(84,841)	(119,817)	(138,510)
Net cash provided by (used in) investing activities	491	(130,451)	17,884

Cash Flows From Financing Activities:
Proceeds from borrowings	124,000	—	—
Payments on borrowings	(31,500)	—	—
Proceeds from issuance of common stock	10,613	6,268	12,395
Excess tax benefit from stock-based compensation	3,084	1,981	2,483
Dividends paid	(43,729)	(45,773)	(38,255)
Repurchase of common stock	(302,849)	(18,124)	(251,646)
Net cash used in financing activities	(240,381)	(55,648)	(275,023)
Effects of exchange rate changes on cash and cash equivalents	(501)	523	42
Net (decrease) increase in cash and cash equivalents	(43,400)	96,907	(20,415)
Cash and Cash Equivalents, Beginning of period	133,351	36,444	56,859
Cash and Cash Equivalents, End of period	$89,951	$133,351	$36,444

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,375	$321	$346
Cash paid for income taxes, net	$47,342	$55,093	$66,459
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)

1.	BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business
The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us”, and “our”). We operate as an omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates, complementary accessories, and other non-clothing items. We currently sell our products through retail stores, catalog, and via our websites at www.chicos.com, www.whbm.com, and www.soma.com. As of January 30, 2016, we had 1,518 stores located throughout the United States, the U.S. Virgin Islands, Puerto Rico and Canada, and sold merchandise through 37 franchise locations in and around Mexico.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these consolidated financial statements are the fiscal years ended January 30, 2016 (“fiscal 2015” or “current period”), January 31, 2015 (“fiscal 2014” or “prior period”) and February 1, 2014 (“fiscal 2013”). Fiscal 2015, 2014 and 2013 all contained 52 weeks.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Information
Our brands, Chico’s, Soma, and White House Black Market ("WHBM") have been identified as separate operating segments and aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the brands.
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
Inventories
We use the weighted average cost method to determine the cost of merchandise inventories. We identify potentially excess and slow-moving inventories by evaluating inventory aging, turn rates and inventory levels in conjunction with our overall sales trend. Excess quantities of inventory are identified through evaluation of inventory aging, review of inventory turns and historical sales experience, as well as specific identification based on fashion trends. Further, inventory realization exposure is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We record excess and slow-moving inventories at net realizable value. We estimate our expected shrinkage of inventories between physical inventory counts by using average store shrinkage experience rates, which are updated on a regular basis. Substantially all of our inventories consist of finished goods.
Costs associated with sourcing are generally capitalized while merchandising, distribution, and product development costs are generally expensed as incurred, and are included in the accompanying consolidated statements of income as a component of cost of goods sold. Approximately 23% of total purchases in fiscal 2015 and 24% of total purchases in 2014 were made from one supplier.
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

Operating Leases
We lease retail stores and a limited amount of office space under operating leases. The majority of our lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease. Rent escalation clauses, “rent-free” periods, and other rental expenses are amortized on a straight-line basis over the term of the leases, including the construction period. This is generally 60 - 90 days prior to the store opening date, when we generally begin improvements in preparation for our intended use.
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
Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Impairment testing for goodwill is done at a reporting unit level. Reporting units are defined as an operating segment or one level below an operating segment, called a component. Using these criteria, we identified our reporting units and concluded that the goodwill related to the territorial franchise rights for the state of Minnesota should be allocated to the Chico’s reporting unit and the goodwill associated with the WHBM acquisition should be assigned to the WHBM reporting unit.
We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, the two-step impairment test will not be performed. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test is performed. We may elect to skip the qualitative assessment and perform the two-step impairment test. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales or EBITDA multiples of similar companies and transactions or other available indications of value. For 2015, we performed a qualitative assessment of the goodwill associated with the Chico's and WHBM reporting units and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment date. In fiscal 2015, 2014 and 2013, we performed a goodwill impairment assessment of the Boston Proper reporting unit and recorded pre-tax, non-cash goodwill impairment charges of $48.9 million, $25.8 million and $67.3 million, respectively, as further discussed in Note 8.
We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible is less than its carrying amount. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the intangible is less than its carrying amount, we calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept, and compare the fair value to the carrying value to determine if the asset is impaired. We may elect to skip the qualitative assessment when appropriate based on current circumstances. For 2015, we performed a qualitative assessment of the WHBM trade name and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment date. In fiscal 2015, 2014 and 2013 we performed an impairment assessment of Boston Proper indefinite-lived intangible assets and recorded pre-tax, non-cash impairment charges of $39.4 million, $4.3 million and $5.2 million on the Boston Proper trade name as further discussed in Note 8.
Intangible assets subject to amortization consisted of the value of Boston Proper customer relationships. In fiscal 2015, we performed an impairment assessment of the Boston Proper customer relationships and recorded pre-tax, non-cash impairment charges of $24.2 million as further discussed in Note 8. All remaining Boston Proper intangible assets, including the Boston Proper trade name and customer relationships were included in the sale of the Boston Proper direct-to-consumer business in fiscal 2015.

Accounting for the Impairment of Long-lived Assets and Assets Held for Sale
Long-lived assets, including definite-lived intangibles, are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired. The fair value of an asset is estimated using estimated future cash flows of the asset discounted by a rate commensurate with the risk involved with such asset while incorporating marketplace assumptions. The impairment loss recorded is the amount by which the carrying value of the asset exceeds its fair value. In fiscal 2015, 2014 and 2013, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, recorded impairment charges of approximately $1.4 million, $1.3 million and $1.3 million, which are included in selling, general and administrative expense ("SG&A") in the accompanying consolidated statements of income, respectively. Additionally, in connection with the restructuring program initiated in fiscal 2014 further discussed in Note 2, we have identified approximately 175 stores, including the Boston Proper stores, to be closed from fiscal 2015 through 2017. As a result, in fiscal 2015 and 2014, we recorded additional impairment charges of approximately $12.5 million and $5.4 million, respectively, which are included in restructuring and strategic charges in the accompanying consolidated statements of income.
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
Soma offers a points based loyalty program in which customers earn points based on purchases. Attaining specified loyalty point levels results in the issuance of reward coupons to discount future purchases. As program members accumulate points, we accrue the estimated future liability, adjusted for expected redemption rates. The liability is relieved and revenue is recognized for loyalty point reward coupons upon redemption. In addition, we recognize revenue on unredeemed points when it can be determined that the likelihood of the point being redeemed is remote and there is no legal obligation to remit the point value. We determined the loyalty point breakage rate based on historical and redemption patterns.
As part of the normal sales cycle, we receive customer merchandise returns related to store, website, and catalog sales. To account for the financial impact of potential customer merchandise returns, we estimate future returns on previously sold merchandise. Reductions in sales and gross margin are recorded for estimated merchandise returns based on return history, current sales levels and projected future return levels.
Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from revenue.
Advertising Costs
Costs associated with the production of non-catalog advertising, such as writing, copying, printing, and other costs are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. Catalog expenses consist of the cost to create, print, and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is typically less than six weeks. For fiscal 2015, 2014 and 2013, advertising expense was approximately $159.9 million, $153.1 million, and $151.9 million, respectively, and is included within SG&A in the accompanying consolidated statements of income.

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
Shipping and Handling Costs
Shipping and handling costs to transport goods to customers, net of amounts paid to us by customers, amounted to $19.0 million, $19.1 million, and $18.4 million in fiscal 2015, 2014 and 2013, respectively, and are included within SG&A in the accompanying consolidated statements of income. Amounts paid by customers to cover shipping and handling costs are immaterial.
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

Supplier Allowances
From time to time, we receive allowances and/or credits from certain of our suppliers. The aggregate amount of such allowances and credits, which is included in cost of goods sold, is immaterial to our consolidated results of operations.

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
Newly Issued Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. We are currently assessing the new standard and its impact to our consolidated results of operations, financial positions and cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, under which entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify as available for sale in other comprehensive income but instead recognize the change in fair value in net income. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We are currently assessing the new standard, but do not, at this time, anticipate a material impact to our consolidated results of operations, financial positions and cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which modifies the presentation of noncurrent and current deferred taxes. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We early adopted this standard in the fourth quarter of 2015, with retrospective presentation, as shown in our consolidated balance sheets. Our retrospective presentation resulted in a $4.6 million reclassification from current assets to other assets, net for the period ending January 31, 2015.
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which modifies the presentation of debt issuance costs in financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, rather than as an asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We elected to early adopt this guidance in the second quarter ended August 1, 2015, and have presented the debt issuance costs related to our term loan as a direct deduction of the term loan and have presented the debt issuance costs related to our revolving credit facility as a deferred asset within Other Assets, as is permitted by ASU No. 2015-15, Imputation of Interest, which was issued in August 2015. Such adoption did not have a material impact to our consolidated financial position. The adoption of the guidance is made on a retrospective basis, however there was no material impact to prior periods that required reclassification.

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
In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360). Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity's operations and financial results would qualify as discontinued operations. The update also requires expanded disclosures for discontinued operations and requires entities to disclose information about disposals of individually significant components that don't qualify for discontinued operations reporting. ASU 2014-08 was effective prospectively for interim and annual reporting periods beginning after December 15, 2014. We adopted this standard beginning with the first quarter ended May 2, 2015 and have applied this standard to the Boston Proper disposal, as further discussed in Note 2.

2.	RESTRUCTURING AND STRATEGIC CHARGES:
During the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives, including omni-channel. In connection with this effort, in the fourth quarter of fiscal 2014, we recorded pre-tax restructuring and strategic charges of approximately $16.7 million primarily related to severance and termination benefits, store closures and other impairment charges.
In connection with the program, in fiscal 2015 we continued our evaluation of our domestic store portfolio and increased the number of under-performing stores identified for closure to approximately 175, including the Boston Proper stores, with 69 stores across our brands closed in fiscal 2015. We expect to incur additional cash charges related to lease termination expenses of approximately $1.7 million over the next two fiscal years related to these future closures.
During the second quarter of fiscal 2015, in connection with the restructuring program, we completed an evaluation of the Boston Proper brand and initiated a plan (the "Plan") to sell the direct-to-consumer ("DTC") business and close its stores, allowing us to focus our efforts on our core brands. In fiscal 2015, we completed the sale of the Boston Proper DTC business and closed its stores. We assessed the disposal group and determined that the sale of the Boston Proper DTC business will not have a major effect on our consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the consolidated financial statements as a discontinued operation. Pretax losses for the Boston Proper DTC business for fiscal 2015, 2014, and 2013 were $11.8 million, $7.9 million, and $4.9 million, respectively. The loss recorded in the fourth quarter of fiscal 2015 upon disposition of the Boston Proper assets held for sale was not material.
A summary of the restructuring and strategic charges is presented in the table below:

	Fiscal 2015	Fiscal 2014	Fiscal 2013

	(in thousands)
Impairment charges	$22,001	$8,554	$—
Continuing employee-related costs	8,330	—	—
Severance charges and termination benefits	6,863	7,577	—
Lease Terminations	9,578	—	—
Other charges	2,029	614	—
Total restructuring and strategic charges, pre-tax	$48,801	$16,745	$—

As of January 30, 2016, a reserve of $5.3 million related to restructuring and strategic activities was included in other current and deferred liabilities in the accompanying consolidated balance sheets. A roll-forward of the reserve is presented as follows:

	Continuing employee-related costs	Severance Charges and Termination Benefits	Lease Termination Charges	Other	Total

	(in thousands)
Beginning Balance, January 31, 2015	$—	$7,577	$—	$486	$8,063
Charges	8,330	6,863	9,578	2,029	26,800
Payments	(5,781)	(12,762)	(8,477)	(2,506)	(29,526)
Ending Balance, January 30, 2016	$2,549	$1,678	$1,101	$9	$5,337

3.	MARKETABLE SECURITIES:
Marketable securities are classified as available-for-sale and as of January 30, 2016 generally consist of corporate bonds, and U.S. government agencies with $24.9 million of securities with maturity dates within one year or less and $25.3 million with maturity dates over one year and less than two years. As of January 31, 2015, marketable securities generally consisted of corporate bonds, municipal securities, and U.S. government and agency securities.
The following tables summarize our investments in marketable securities at January 30, 2016 and January 31, 2015:

	January 30, 2016
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$50,232	$10	$(48)	$50,194

	January 31, 2015
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$126,566	$38	$(43)	$126,561

4.	FAIR VALUE MEASUREMENTS:
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
To assess the fair value of long-term debt, we utilize a discounted future cash flow model using current borrowing rates for similar types of debt of comparable maturities.
During fiscal 2015, we recorded a $112.5 million pre-tax impairment charge related to assets measured at fair value on a non-recurring basis, comprised of $48.9 million in Boston Proper goodwill impairment, $39.4 million pre-tax related to the Boston Proper trade name, and $24.2 million pre-tax related to the Boston Proper intangible customer list.
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
During fiscal 2015, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore during fiscal 2015 and 2014, we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of January 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$275	$275	$—	$—
Marketable securities:
Municipal securities	—	—	—	—
U.S. government securities	—	—	—	—
U.S. government agencies	21,800	—	21,800	—
Corporate bonds	26,149	—	26,149	—
Commercial paper	2,245	—	2,245	—
Non Current Assets
Deferred compensation plan	7,023	7,023	—	—
Total	$57,492	$7,298	$50,194	$—

Financial Liabilities:
Long-term debt[1]	$92,219	$—	$92,647	$—

		Fair Value Measurements at Reporting Date Using
	Balance as of January 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Current Assets
Cash equivalents:
Money market accounts	$338	$338	$—	$—
Marketable securities:
Municipal securities	16,663	—	16,663	—
U.S. government securities	1,402	1,402	—	—
U.S. government agencies	26,299	—	26,299	—
Corporate bonds	79,202	—	79,202	—
Commercial paper	2,995	—	2,995	—
Non Current Assets
Deferred compensation plan	8,461	8,461	—	—
Total	$135,360	$10,201	$125,159	$—

[1] The carrying value of long-term debt includes the remaining unamortized discount of $0.3 million on the issuance of debt.

5.	PREPAID EXPENSES AND ACCOUNTS RECEIVABLE:
Prepaid expenses and accounts receivable consisted of the following:

	January 30, 2016	January 31, 2015

	(in thousands)
Prepaid expenses	$38,179	$39,038
Accounts receivable	7,481	6,832
Total prepaid expenses and accounts receivable	$45,660	$45,870

6.	ASSETS HELD FOR SALE
In connection with the restructuring program, we determined that certain vacant land met the criteria to be classified as held for sale as of January 31, 2015. In fiscal 2015, we reevaluated the fair value of the land held for sale and recorded approximately $0.3 million in impairment charges which is included in restructuring and strategic charges in the accompanying consolidated statements of income. This vacant land was the sole item in the $16.5 million balance of assets held for sale as of January 30, 2016 and is currently under contract.

7.	PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following:

	January 30, 2016	January 31, 2015

	(in thousands)
Land and land improvements	$30,157	$30,147
Building and building improvements	128,093	128,003
Equipment, furniture and fixtures	626,952	634,145
Leasehold improvements	553,125	573,877
Total property and equipment	1,338,327	1,366,172
Less accumulated depreciation and amortization	(787,374)	(760,025)
Property and equipment, net	$550,953	$606,147
Total depreciation expense for fiscal 2015, 2014 and 2013 was $116.6 million, $117.8 million and $113.8 million, respectively.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill and other intangible assets consisted of the following:

	January 30, 2016	January 31, 2015

	(in thousands)
Goodwill:
Total Goodwill	$96,774	$145,627

Indefinite-Lived Intangibles:
WHBM trade name	$34,000	$34,000
Minnesota territorial franchise rights	4,930	4,930
Boston Proper trade name	—	41,700
Total indefinite-lived intangibles	$38,930	$80,630

Definite-Lived Intangibles:
Boston Proper customer relationships	$43,580	$43,580
Accumulated amortization expense recorded	(16,851)	(14,672)
Impairment expense recorded	(24,166)	—
Sale of Boston Proper customer relationships	(2,563)	—
Total definite-lived intangibles	—	28,908
Total other intangible assets, net	$38,930	$109,538
In fiscal 2015, based on market indications of value and a decline in sales, we recorded a pre-tax goodwill impairment charge of $48.9 million related to Boston Proper goodwill, reducing the carrying value of goodwill to zero, pre-tax impairment charges related to the Boston Proper trade name of $39.4 million, reducing the carrying value of the trade name to $2.3 million, and a pre-tax impairment charge related to Boston Proper customer relationships of $24.2 million, reducing the carrying value of the customer relationships to $2.6 million. All impairment charges were recorded within Goodwill and intangible impairment charges in the accompanying consolidated statements of income. There were no changes or cumulative impairment charges for other outstanding goodwill and intangible balances during fiscal 2015.
On January 15, 2016, in connection with the Plan, the Company completed the sale the Boston Proper DTC business, which included the carrying values of the Boston Proper trade name of $2.3 million and Boston Proper customer relationships of $2.6 million. The net proceeds on the sale of the Boston Proper DTC business are included in restructuring and strategic charges in the accompanying consolidated statements of income. Amortization expense for fiscal 2015 was approximately $2.2 million related to Boston Proper customer relationships.
In fiscal 2014, as a result of sales and margin declines in the Boston Proper brand due to issues with merchandising and marketing effectiveness, we recorded a pre-tax goodwill impairment charge of $25.8 million, reducing the carrying value of Boston Proper goodwill to $48.9 million and an impairment charge related to the Boston Proper trade name of $4.3 million pre-tax, reducing the carrying value of the Boston Proper trade name to $41.7 million. All impairment charges were recorded within 'Goodwill and intangible impairment charges' in the accompanying consolidated statements of income.

The following table provides the carrying amounts of Boston Proper goodwill and pre-tax cumulative goodwill impairment charges:

	January 30, 2016	January 31, 2015	February 1, 2014

	(in thousands)
Gross carrying amount	$141,919	$141,919	$141,919
Cumulative impairment, beginning of year	(93,066)	(67,266)	—
Impairment charges	(48,853)	(25,800)	(67,266)
Cumulative impairment, end of year	(141,919)	(93,066)	(67,266)
Net carrying amount	$—	$48,853	$74,653

Other than the impairment of the Boston Proper goodwill as discussed above, there were no changes in goodwill during fiscal 2015 and there are no cumulative impairment charges as of January 30, 2016.

9.	OTHER CURRENT AND DEFERRED LIABILITIES:
Other current and deferred liabilities consisted of the following:

	January 30, 2016	January 31, 2015

	(in thousands)
Allowance for estimated customer returns, gift cards and store credits outstanding	$58,060	$58,123
Accrued payroll, benefits, bonuses and severance costs and termination benefits	40,993	40,765
Current portion of deferred rent and lease credits	26,596	29,289
Other	33,139	30,219
Total other current and deferred liabilities	$158,788	$158,396

10.	DEBT:
In fiscal 2015, we entered into a credit agreement (the "Agreement") among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent and the other lenders. Our obligations under the Agreement are guaranteed by certain of our material U.S. subsidiaries. The Agreement provides for a term loan commitment in the amount of $100.0 million, of which $100.0 million was drawn at closing, and matures on May 4, 2020, payable in quarterly installments, as defined in the Agreement, with the remainder due at maturity.
The Agreement also provides for a $100.0 million revolving credit facility, of which $24.0 million was drawn at closing and was repaid in the second quarter of fiscal 2015. There were no amounts outstanding on the revolving credit facility as of January 30, 2016. The revolving credit facility matures on May 4, 2020.
The Agreement contains various covenants and restrictions, including maximum leverage ratio, as defined, of no more than 3.50 to 1.00 until July 31, 2018, and 3.25 to 1.00 after July 31, 2018, and minimum fixed charge coverage ratio, as defined, of not less than 1.20 to 1.00. If the Company failed to comply with these financial covenants, a default would trigger and all principal and outstanding interest would be due and payable. At January 30, 2016, the Company was in compliance with all financial covenant requirements of the Agreement.
The Agreement has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate ("ABR") plus an interest rate margin, as defined in the Agreement. The interest rate on borrowings and our commitment fee rate vary based on the maximum leverage ratio as follows:

	Maximum Leverage Ratio:	Eurodollar Spread	ABR Spread	Commitment Fee Rate
Category 1:	< 2.25 to 1.00	1.25%	0.25%	0.20%
Category 2:	≥ 2.25 to 1.00 but < 3.00 to 1.00	1.50%	0.50%	0.25%
Category 3:	≥ 3.00 to 1.00	1.75%	0.75%	0.30%
On May 4, 2015, in connection with our entry into the Agreement, we repaid and terminated with no prepayment penalties, the $124.0 million outstanding obligation under our 2011 revolving credit facility. We used the proceeds from the initial draw of the term loan and revolving credit facility of the Agreement to repay such obligations.
As of January 30, 2016, $92.2 million in borrowings were outstanding under the Agreement, and are reflected as $10.0 million in current debt and $82.2 million in long-term debt in the accompanying consolidated balance sheets.

The following table provides details on our debt outstanding as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015

	(in thousands)
Credit Agreement, net	$92,219	$—
Less: current portion	(10,000)	—
Total long-term debt	$82,219	$—
Aggregate future maturities of long-term debt are as follows:

FISCAL YEAR ENDING:
(in thousands)
January 28, 2017	$7,500
February 3, 2018	16,250
February 2, 2019	15,000
February 1, 2020	15,000
January 30, 2021	38,750

11.	NON-CURRENT DEFERRED LIABILITIES:
Deferred liabilities consisted of the following:

	January 30, 2016	January 31, 2015

	(in thousands)
Deferred rent	$50,469	$48,391
Deferred lease credits	96,747	112,033
Other deferred liabilities	10,123	11,236
Total deferred liabilities	157,339	171,660
Less current portion of deferred rent and lease credits	(26,596)	(29,289)
Total non-current deferred liabilities	$130,743	$142,371
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

12.	COMMITMENTS AND CONTINGENCIES:
Leases
We lease retail stores, a limited amount of office space and various office equipment under operating leases expiring in various years through the fiscal year ending 2025. Certain operating leases provide for renewal options that generally approximate five years at a pre-determined rental value. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of January 30, 2016, are approximately as follows:

FISCAL YEAR ENDING:
(in thousands)
January 28, 2017	$200,079
February 3, 2018	173,201
February 2, 2019	145,989
February 1, 2020	129,053
January 30, 2021	118,235
Thereafter	293,298
Total minimum lease payments	$1,059,855
Certain of the leases provide that we may cancel the lease if our retail sales at that location fall below an established level. A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically met or exercised a significant number of these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2015, 2014 and 2013, total rent expense under operating leases was approximately $266.2 million, $253.2 million, and $230.0 million, respectively, including common area maintenance charges of approximately $46.7 million, $42.5 million, and $37.2 million, respectively, other rental charges of approximately $40.1 million, $37.6 million, and $32.8 million, respectively, and contingent rental expense, based on sales, of approximately $5.8 million, $7.0 million, and $9.1 million, respectively.
Credit Facility
As of January 30, 2016, $92.2 million in net borrowings were outstanding as further disclosed in Footnote 10. The following table provides details on our debt outstanding as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015

	(in thousands)
Credit Agreement, net	$92,219	$—
Less: current portion	(10,000)	—
Total long-term debt	$82,219	$—
Other
At January 30, 2016 and January 31, 2015, we had approximately $398.6 million and $424.5 million, respectively, of open purchase orders for inventory, in the normal course of business, which are cancellable with no or limited recourse available to the vendor until the merchandise shipping date.
In June 2015, the Company was named as a defendant in a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles, Ackerman v. Chico’s FAS, Inc. The complaint attempts to allege numerous violations of California law related to wages, meal periods, rest periods, wage statements, and failure to reimburse business expenses, among other things. The Company denies the material allegations of the complaint and filed its answer on July 27, 2015. The Company believes that the case is without merit, and intends to vigorously defend. As a result, the Company does not believe that it is probable that the case will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

In July 2015, the Company was named as a defendant in a putative class action filed in the United States District Court for the Northern District of Georgia, Altman v. White House Black Market, Inc. The complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number or an expiration date on customers’ receipts. The Company denies the material allegations of the complaint and filed a motion to dismiss on September 9, 2015, which is pending. The Company believes that the case is without merit and intends to vigorously defend. As a result, the Company does not believe that it is probable that the case will have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our consolidated financial condition or results of operations.

13.	STOCK COMPENSATION PLANS AND CAPITAL STOCK TRANSACTIONS:
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
We have historically issued restricted stock, including non-vested restricted stock and performance-based restricted stock, performance-based stock units, and stock options. Shares of non-vested restricted stock and performance-based restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon, and are considered to be currently issued and outstanding. Performance-based stock units are entitled to dividends based on certain Company-specific performance goals and are entitled to voting rights upon meeting these Company-specific performance goals. Generally, stock-based awards vest evenly over three years; stock options generally have a 10-year term. As of January 30, 2016, approximately 1.1 million nonqualified stock options are outstanding under the Omnibus Plan and approximately 6.9 million shares remain available for future grants of stock-based awards.
Stock-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. We estimate the expected forfeiture rate for all stock-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the stock-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. Total compensation expense related to stock-based awards in fiscal 2015, 2014 and 2013 was $30.1 million, $26.5 million and $27.1 million, respectively. The total tax benefit associated with stock-based compensation for fiscal 2015, 2014 and 2013 was $11.5 million, $10.1 million and $10.4 million, respectively.
Restricted Stock Awards
Restricted stock activity for fiscal 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,918,189	$15.70
Granted	1,611,625	16.97
Vested	(2,144,872)	15.29
Forfeited	(799,550)	16.46
Unvested, end of period	2,585,392	16.60

Total fair value of shares of restricted stock that vested during fiscal 2015, 2014 and 2013 was $34.8 million, $21.8 million and $17.6 million, respectively. The weighted average grant date fair value of restricted stock granted during the fiscal 2015, 2014 and 2013 was $16.97, $16.44, and $16.99, respectively. As of January 30, 2016, there was $23.1 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average remaining period of 1.9 years.
Performance-based Stock Units
Performance-based stock unit activity for fiscal 2015 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	213,453	$15.01
Granted	526,810	18.23
Vested	(213,453)	15.01
Forfeited	(56,912)	18.23
Unvested, end of period	469,898	18.23
Total fair value of performance-based stock units that vested during fiscal 2015 and 2014 was $3.9 million and $4.2 million, respectively. There was $1.9 million of unrecognized stock-based compensation expense related to performance-based stock units expected to vest. That cost is expected to be recognized over a weighted average period of approximately 1.52 years.
Stock Option Awards
We used the Black-Scholes option-pricing model to value our stock options. No stock options have been issued since 2011. Using this option-pricing model, the fair value of each stock option award was estimated on the date of grant. The fair value of the stock option awards, which are subject to pro-rata vesting generally over three years, was expensed on a straight-line basis over the vesting period of the stock options. As of January 30, 2016, all outstanding stock options were fully vested, and there was no unrecognized compensation expense.
Stock option activity for fiscal 2015 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	1,947,928	$15.16
Granted	—	—
Exercised	(718,628)	11.42
Forfeited or expired	(168,526)	31.06
Outstanding, end of period	1,060,774	$15.17	3.58	$808
Vested and expected to vest at January 30, 2016	1,060,774	$15.17	3.58	$808
Exercisable at January 30, 2016	1,060,774	$15.17	3.58	$808
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess, if any, of the closing stock price on the last trading day of fiscal 2015 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 30, 2016. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 (based on the difference between our stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $4.6 million, $1.5 million and $4.3 million, respectively.

Cash received from option exercises for fiscal 2015 was $8.2 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $1.8 million for fiscal 2015.
Employee Stock Purchase Plan
We sponsor an employee stock purchase plan (“ESPP”) under which substantially all full-time employees are given the right to purchase shares of our common stock during each of the two specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2015, 2014 and 2013, approximately 174,000, 180,000, and 187,000 shares, respectively, were purchased under the ESPP. Cash received from purchases under the ESPP for fiscal 2015 was $2.4 million.
Share Repurchase Program
During fiscal 2015, we repurchased 18.3 million shares, at a total cost of approximately $290.0 million. The Company repurchased 14.6 million shares for $250.0 million through our $300 million share repurchase program announced in December 2013, and 3.7 million shares for $40.0 million under its $300 million share repurchase program announced in November 2015, with $260.0 million remaining under the share repurchase program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

14.	RETIREMENT PLANS:
We have a 401(k) defined contribution employee retirement benefit plan (the “Plan”) covering all employees upon the completion of one year of service, working 1000 hours or more, and are at least age 21. Employees’ rights to Company contributions vest fully upon completing five years of service, with incremental vesting starting in service year two. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2015, 2014 and 2013, our costs under the Plan were approximately $3.8 million, $3.7 million, and $3.5 million, respectively.
In April 2002, we adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) to provide supplemental retirement income benefits for a highly compensated employees. Eligible participants may elect to defer up to 80 percent of their base salary and 100 percent of their bonus earned under an approved bonus plan pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death, disability or termination of employment. In addition, we may make employer contributions to participants under the Deferred Plan. To date, no Company contributions have been made under the Deferred Plan. The amount of the deferred compensation liability payable to the participants is included in deferred liabilities in the consolidated balance sheets. These obligations are funded through the purchase of corporated owned life insurance (COLI), cash and other securities held within a rabbi trust established on behalf of the employee group participating in the plan. The trust assets are reflected in other assets in the accompanying consolidated balance sheets.

15.	INCOME TAXES:
The income tax provision consisted of the following:

	Fiscal 2015	Fiscal 2014	Fiscal 2013

	(in thousands)
Current:
Federal	$15,622	$53,985	$58,000
Foreign	210	124	12
State	1,683	7,152	7,557
Deferred:
Federal	(25,004)	(6,550)	8,479
State	(9,411)	(2,911)	1,752
Total income tax (benefit) provision	$(16,900)	$51,800	$75,800

The foreign component of pre-tax income (loss), arising principally from operating foreign stores and other management and cost sharing charges we are required to allocate under U.S. tax law, for fiscal 2015, 2014, and 2013 was $(0.8) million, $(2.8) million, and $(0.6) million respectively.
A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	4.3	1.9	3.0
Goodwill impairment	(124.2)	8.4	18.0
Outside basis difference - Boston Proper sale	165.2	—	—
Other state benefits associated with sale and liquidation of Boston Proper	20.1	—	—
Enhanced charitable contribution	19.3	(2.5)	(1.8)
Executive compensation limitation	(7.3)	1.3	0.7
Foreign losses with full valuation allowance	(2.9)	1.0	—
Federal tax credits	3.4	(0.7)	(0.7)
Other items, net	0.4	0.1	(0.7)
Total	113.3%	44.5%	53.5%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015

	(in thousands)
Deferred tax assets:
Accrued liabilities and allowances	$13,416	$12,560
Accrued straight-line rent	19,716	19,034
Stock-based compensation	12,945	17,971
Property related	6,270	4,390
Charitable contribution limitation carryfowards	5,720	—
State tax credits and net operating loss carryforwards	5,384	1,575
Other	4,675	5,340
Total deferred tax assets	68,126	60,870
Valuation allowance	(911)	(913)
Net deferred tax assets	67,215	59,957

Deferred tax liabilities:
Other	(1,249)	(1,611)
Prepaid expenses	(4,099)	(4,649)
Property related	(50,601)	(48,802)
Other intangible assets	(23,200)	(48,981)
Total deferred tax liabilities	(79,149)	(104,043)
Net deferred	$(11,934)	$(44,086)
As of January 30, 2016, the Company had available for state income tax purposes net operating loss and tax credit carryovers which expire, if unused, in the years 2020 - 2035 and 2021 - 2025, respectively.

We have not recognized any United States (“U.S.”) tax expense on undistributed foreign earnings as they are intended to be indefinitely reinvested outside of the U.S. There were no significant undistributed earnings at January 30, 2016 and January 31, 2015.
Accumulated other comprehensive income is shown net of deferred tax assets and deferred tax liabilities. These deferred taxes are not reflected in the table above. The amount is not significant at January 30, 2016 or January 31, 2015.
A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2015, fiscal 2014 and fiscal 2013 is as follows:

	Fiscal 2015	Fiscal 2014	Fiscal 2013

	(in thousands)
Balance at beginning of year	$2,532	$3,956	$4,715
Additions for tax positions of prior years	2,618	757	12
Reductions for tax positions of prior years	(56)	(736)	—
Additions for tax positions for the current year	259	390	461
Settlements with tax authorities	—	(1,501)	(1,114)
Reductions due to lapse of applicable statutes of limitation	(513)	(334)	(118)
Balance at end of year	$4,840	$2,532	$3,956
At January 30, 2016, January 31, 2015, and February 1, 2014, balances included $4.0 million, $1.6 million, and $2.6 million respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. Included in the January 30, 2016 uncertain tax positions balance of $4.8 million is $1.6 million of unrecognized tax benefits that have been offset directly against the associated tax attributes.
Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. For fiscal 2015, 2014 and 2013, we accrued $0.2 million, $0.3 million and $0.4 million, respectively for interest and penalties. We had approximately $0.4 million, $0.5 million and $2.3 million, respectively for the payment of interest and penalties accrued at January 30, 2016, January 31, 2015 and February 1, 2014, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.

In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment when the federal return is filed. Our fiscal 2013 year has been examined and a full acceptance letter issued. For fiscal 2014, we have received a partial acceptance letter, and are currently in the post-file review process. Through the end of fiscal 2015, the majority of fiscal 2014 issues have been resolved with the exception of transfer pricing and the domestic production activities deduction.
With few exceptions, we are no longer subject to state and local examinations for years before fiscal 2011. Various state examinations are currently underway for fiscal periods spanning from 2010 through 2014; however, we do not expect any significant change to our uncertain tax positions within the next year.

16.	NET EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income (in thousands, except per share amounts):

	January 30, 2016	January 31, 2015	February 1, 2014

Numerator
Net income	$1,946	$64,641	$65,883
Net income and dividends declared allocated to participating securities	—	(1,697)	(1,746)
Net income available to common shareholders	$1,946	$62,944	$64,137
Denominator
Weighted average common shares outstanding – basic	138,366	148,622	155,048
Dilutive effect of non-participating securities	375	504	947
Weighted average common and common equivalent shares outstanding – diluted	138,741	149,126	155,995
Net income per common share:
Basic	$0.01	$0.42	$0.41
Diluted	$0.01	$0.42	$0.41
In fiscal 2015, 2014 and 2013, 0.3 million, 0.6 million and 0.9 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	Net Sales	Gross Margin	Net Income (Loss)	Net Income (Loss) Per Common Share - Basic	Net Income (Loss) Per Common and Common Equivalent Share - Diluted

	(dollars in thousands)
Fiscal year ended January 30, 2016:
First quarter	$693,339	$395,770	$32,525	$0.22	$0.22
Second quarter	680,351	365,968	2,122	0.02	0.02
Third quarter	641,219	350,482	(11,610)	(0.09)	(0.09)
Fourth quarter	627,400	318,537	(21,091)	(0.16)	(0.16)
Fiscal year ended January 31, 2015:
First quarter	$681,605	$382,891	$39,882	$0.26	$0.26
Second quarter	671,130	351,472	30,126	0.20	0.20
Third quarter	665,569	363,793	26,463	0.17	0.17
Fourth quarter	656,907	328,166	(31,830)	(0.21)	(0.21)

18.	SUBSEQUENT EVENTS:
On February 25, 2016, we announced that our Board of Directors declared a quarterly dividend of $0.08 per share on our common stock. The dividend will be payable on March 28, 2016 to shareholders of record at the close of business on March 14, 2016. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 framework), referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended January 30, 2016 was based on the 2013 COSO Framework.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2016 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the COSO in the 2013 COSO Framework. Based on our evaluation, management concluded that internal control over financial reporting was effective as of January 30, 2016.
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
The Company’s independent registered certified public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements included in this annual report, issued an attestation report on the Company’s internal control over financial reporting as of January 30, 2016, which follows.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Chico’s FAS, Inc.
We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chico’s FAS, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Chico’s FAS, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 30, 2016 of Chico’s FAS, Inc. and subsidiaries and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Tampa, Florida
March 8, 2016

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers, directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and our audit committee financial expert and Section 16(a) beneficial ownership reporting compliance in our 2016 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in our 2016 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included in our 2016 Annual Meeting proxy statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table shows information concerning our equity compensation plans as of the end of the fiscal year ended January 30, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,060,774	$15.17	6,939,648
Equity compensation plans not approved by security holders	—	—	—
Total	1,060,774	$15.17	6,939,648

(1)	Includes shares authorized for issuance under the Company’s 2012 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included in our 2016 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our 2016 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are contained in Item 8:

(2)	The following Financial Statement Schedules are included herein:
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

10.2*	Employment letter agreement between the Company and David F. Dyer, dated as of January 7, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on January 8, 2009)

10.3*
Amendment No. 1 to employment letter agreement between the Company and David F. Dyer, dated March 5, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 12, 2009)

10.4*
Employment letter agreement between the Company and Cynthia S. Murray, dated as of January 29, 2009 (Filed as Exhibit 10.16 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)

10.5*
Employment letter agreement between the Company and Laurie Van Brunt, dated as of April 21, 2010 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended May 1, 2010, as filed with the Commission on May 28, 2010)

10.6*
Employment letter agreement between the Company and Sara K. Stensrud, dated as of July 6, 2010 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010)

10.7*	1993 Stock Option Plan (Filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended January 2, 1994, as filed with the Commission on April 1, 1994)

10.8*	First Amendment to the 1993 Stock Option Plan (Filed as Exhibit 10.9 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.9*	Second Amendment to 1993 Stock Option Plan (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.10*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.11*
First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)

10.12*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.13*
First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)

10.14*	Amended and Restated 2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)

10.15*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.16*	Revised Form of 2002 Omnibus Stock and Incentive Plan Stock Option Agreement for Employees (Filed as Exhibit 10.22 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.17*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.18*
Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 2010, as filed with the Commission on March 28, 2008)

10.19*	Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

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

10.22*
Form of 2002 Omnibus Stock and Incentive Plan Performance Share Unit Agreement for Employees (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended January 30, 2010, as filed with the Commission on March 24, 2010)

10.23*	Form of 2012 Omnibus Stock and Incentive Plan (Filed as Exhibit 4.4 to the Company’s Form S-8, as filed with Commission on August 1, 2012)

10.24*
Chico’s FAS, Inc. 2002 Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 30, 2011, as filed with the Commission on August 24, 2011)

10.25*	2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.5 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.26*	First Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 5, 2006)

10.27*	Second Amendment to 2005 Cash Bonus Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 13, 2007)

10.28*	Amended and Restated Chico’s FAS, Inc. Cash Bonus Incentive Plan (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010.

10.29*	Chico’s Amended and Restated Executive Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended January 31, 2010, as filed with the Commission on March 28, 2008)

10.30*	Amendment No. 1 to Chico’s FAS, Inc. Executive Severance Plan (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)

10.31*	Amendment No. 2 to Chico’s FAS, Inc. Executive Severance Plan

10.32*	Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.32 to the Company’s Form 10- K for the year ended February 2, 2008, as filed with the Commission on March 28, 2008)

10.33*
Amendment No. 1 to Chico’s FAS, Inc. Vice President Severance Plan (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended January 31, 2009, as filed with the Commission on March 27, 2009)

10.34*	Amendment No. 2 to Chico’s FAS, Inc. Vice President Severance Plan

10.35*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)

10.36*
Indemnification Agreements with Betsy S. Atkins, John W. Burden, III, Verna K. Gibson, and Ross E. Roeder (Filed as Exhibits 10.1-10.3 and 10.8 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)

10.37*	Indemnification Agreements with John J. Mahoney and David F. Dyer (Filed as Exhibits 10.1-10.2 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)

10.38*	Indemnification Agreement with Andrea M. Weiss (Filed as Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.39*	Indemnification Agreement with Stephen E. Watson (Filed as Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.40*
Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.41*
Chico’s FAS, Inc. 2005 Deferred Compensation Plan effective January 1, 2005 (amended and restated January 1, 2008) (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2008, as filed with the Commission on December 9, 2008)

10.42*
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

10.44*
Amendment No. 1 to Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of September 14, 2011 (Filed as Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 23, 2011)

10.45*	Indemnification Agreement with Janice L. Fields (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 7, 2013)

10.46*
Employment letter agreement between the Company and Miki R. Berardelli, dated as of June 10, 2014 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended August 2, 2014, as filed with the Commission on August 29, 2014)

10.47*
Amendment No. 3 dated as of February 25, 2015 to Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of July 27, 2011 (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on March 3, 2015)

10.48*
Accelerated Share Repurchase Agreement dated March 6, 2015 between the Company and Merrill Lynch, Pierce, Fenner and Smith Incorporated (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on March 9, 2015)

10.49*
Accelerated Share Repurchase Agreement dated March 6, 2015 between the Company and J.P. Morgan Securities, LLC (Filed as Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on March 9, 2015)

10.50*	Indemnification Agreement with Todd E. Vogensen (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on April 1, 2015)

10.51*	Participation Agreement between the Company and Todd E. Vogensen (Filed as Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on April 1, 2015)

10.52*	Credit Agreement dated as of May 4, 2015 (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on May 8, 2015)

10.53*
Employment letter agreement between the Company and David F. Dyer, dated as of March 3, 2014 (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended May 2, 2015, as filed with the Commission on May 28, 2015)

10.54*
Employment letter agreement between the Company and David F. Dyer, dated as of March 6, 2015 (Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended May 2, 2015, as filed with the Commission on May 28, 2015)

10.55*
Employment letter agreement between the Company and Todd E. Vogensen, dated as of March 3, 2015 (Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended May 2, 2015, as filed with the Commission on May 28, 2015)

10.56*	Indemnification Agreement with Cynthia A. Fields (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on October 1, 2015)

10.57*	Employment letter agreement between the Company and Shelley Broader (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on October 30, 2015)

10.58*	Fifth Amendment to Chico's FAS, Inc. Executive Severance Plan (Filed as Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on October 30, 2015)

10.59	Amendment No.1 to Second Amended and Restated 2002 Employee Stock Purchase Plan

10.60	Indemnification Agreement with Shelly Broader

10.61	Participation Agreement between the Company and Shelly Broader

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHICO’S FAS, INC.

By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director
Date: March 8, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shelley G. Broader	Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2016
Shelley G. Broader

/s/ Todd E. Vogensen	Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary	March 8, 2016
Todd E. Vogensen

/s/ David M. Oliver	Group Vice President-Finance, Controller, Chief Accounting Officer and Treasurer	March 8, 2016
David M. Oliver

/s/ David F. Walker	Chairman of the Board	March 8, 2016
David F. Walker

/s/ David F. Dyer	Director	March 8, 2016
David F. Dyer

/s/ Ross E. Roeder	Director	March 8, 2016
Ross E. Roeder

/s/ Janice L. Fields	Director	March 8, 2016
Janice L. Fields

/s/ Verna K. Gibson	Director	March 8, 2016
Verna K. Gibson

/s/ John J. Mahoney	Director	March 8, 2016
John J. Mahoney

/s/ Stephen E. Watson	Director	March 8, 2016
Stephen E. Watson

/s/ Andrea M. Weiss	Director	March 8, 2016
Andrea M. Weiss