Form 10-K/A
period 2016-01-30
CHICOS FAS INC
filed 2016-05-27
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, par value $0.01 per share – 133,693,448 shares as of February 29, 2016.
Documents incorporated by reference:

None.

EXPLANATORY NOTE

This amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 30, 2016, which was originally filed on March 8, 2016 (the “Original Filing”) by Chico’s FAS, Inc.1. We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended January 30, 2016.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

___________________________

[1]	As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc., a Florida corporation, and all of its wholly-owned subsidiaries.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following information is supplied for each of our current directors and each person that the Board nominated and recommended to stand for election at our 2016 Annual Meeting of Stockholders (the “Annual Meeting”) and is based upon our records and information furnished to us by the nominees. It includes the experience, qualifications, attributes or skills that caused the Corporate Governance and Nominating Committee and the Board to conclude that the person should serve as one of our directors. The terms of the existing Class II directors, Shelley G. Broader, Verna K. Gibson, David F. Dyer and Janice L. Fields, expire at the Annual Meeting. Ms. Gibson and Mr. Dyer have chosen to retire from the Board effective with the Annual Meeting and will not stand for reelection.

The Class III directors, David F. Walker, John J. Mahoney and Stephen E. Watson, serve until the Annual Meeting of Stockholders in 2017. The Class I directors, Ross E. Roeder and Andrea M. Weiss, serve until the Annual Meeting of Stockholders in 2018.

The election of the three Class II directors and one Class I director will take place at the Annual Meeting. At a Board meeting on May 19, 2016, the Board approved the recommendation of the Corporate Governance and Nominating Committee and nominated Shelley G. Broader, Janice L. Fields and Bonnie R. Brooks to stand for election at the Annual Meeting and to serve as Class II directors until the Annual Meeting of Stockholders in 2019 and William S. Simon to stand for election at the Annual Meeting and to serve as a Class I director until the Annual Meeting of Stockholders in 2018. Each director nominee has consented to being named in this Proxy Statement and has agreed to serve if elected.

DIRECTORS

David F. Walker, 62, has been a director since 2005 and currently serves as Chair of the Board. He also serves on the Board of Directors of CommVault Systems, Inc., a data and information management software company, and CoreLogic, Inc., an analytics and data services company. Mr. Walker served on the Board of Directors of Paradyne Networks, Inc. from 2003 through 2005, First Advantage Corporation from 2003 through 2009, and Technology Research Corporation from 2004 through 2010. From 2002 through 2009, he was the Director of the Accountancy Program at the University of South Florida in St. Petersburg and led the school’s Program for Social Responsibility and Corporate Reporting. For approximately 27 years, through 2002, Mr. Walker was with the accounting firm of Arthur Andersen LLP, having served as a partner in the firm from 1986 until 2002 and completing his career as partner in charge of the firm’s assurance and business advisory services practice in the Florida/Caribbean region. Mr. Walker is a National Association of Corporate Directors (NACD) Board Leadership Fellow, certified public accountant, certified fraud examiner, and holds a Masters of Business Administration degree from the University of Chicago Graduate School of Business.
We believe that Mr. Walker’s experience on other public company boards, distinguished role in academia, and service as a former partner at a global accounting firm, provide the Board with significant public company oversight experience and qualifies him to sit on our Board.
Ross E. Roeder, 78, has been a director since 1997 and served as the Chair of the Board from 2009 until 2015. Mr. Roeder is the former Chairman of Smart & Final, Inc., a chain of food supply stores, having held this position from 1999 and having also served as a director of SFI Corporation, the parent corporation of Smart & Final, from 1984 until his retirement in 2007. From 1999 until 2004, Mr. Roeder also held the position of Chief Executive Officer of Smart & Final, Inc. From 1986 to 1998, Mr. Roeder served as a director of Morgan-Kaufman Publishers, Inc., a publisher of computer science text and reference books, and from 1993 to 1998 served as its Chairman of the Board. From 1986 until February 1993, Mr. Roeder was President and Chief Executive Officer of Federal Construction Company. Mr. Roeder was also a director of Mercantile Bank from 1995 to 2006.
As the former chief executive officer of a retail company, Mr. Roeder has many years of experience as a senior executive in the retail industry. We believe that Mr. Roeder’s extensive retail industry experience and executive leadership experience coupled with his 18 years as a director of the Company, qualifies him to sit on our Board.
Verna K. Gibson, 73, has been a director since 1993. Ms. Gibson provided consulting services to the Company during most of fiscal 2010 including serving as Interim Brand President for Soma Intimates from November 2009 to May 2010 and thereafter assisting with the transition to a new Brand President for Soma. From 1985 to 1991, Ms. Gibson was President and Chief Executive Officer of the Limited Stores Division of The Limited, Inc., a retail apparel specialty chain. From January 1991 through 1995, she served as President of Outlook Consulting Int., Inc. and in January 1999, she resumed the position of

President of Outlook Consulting Int., Inc. From December 1994 to July 1996, Ms. Gibson was the Chairman of the Board of Petrie Retail, Inc. From 1993 to fall 1999, Ms. Gibson was a partner of Retail Options, Inc., a New York based retail consulting firm.
As a former Chief Executive Officer and retailing consultant, Ms. Gibson has many years of experience in the retail industry. We believe that her significant operational experience, leadership skills, and her understanding of the Company and our business as a result of her 22 years of past service on the Company’s Board and her past assistance to the Company as a consultant, all qualify her to sit on our Board.
John J. Mahoney, 65, has been a director since 2007 and retired as Vice Chairman of Staples, Inc., an office supply retail chain, in July 2012, having served as Vice Chairman since January 2006. Mr. Mahoney also served as Chief Financial Officer for Staples, Inc. from 1996 through January 2012. Prior to 1996, Mr. Mahoney was a partner at accounting firm Ernst & Young, LLP. He currently serves on the Board of Directors of Bloomin’ Brands, Inc., a company that owns dining restaurant chains, Michael’s Stores, Inc., an arts and crafts retail chain, and Burlington Stores, Inc., a national retail chain. Mr. Mahoney served on the Boards of Directors of Advo, Inc., a leading direct mail marketing services company, from 2001 to 2007, Tweeter Home Entertainment Group, Inc., a consumer electronics retailer, from 2004 to 2007 and Zipcar, Inc., a car sharing company, from 2010 to 2012.
As the retired Vice Chairman and former Chief Financial Officer of a Fortune 500 retail company, Mr. Mahoney brings extensive experience in a number of important areas including finance and strategic planning, as well as a deep knowledge of the various issues that retail companies currently face which we believe qualifies him to sit on our Board.
David F. Dyer, 66, has been a director since 2007 and was President and Chief Executive Officer of the Company from January 2009 through November 2015. Mr. Dyer is the former President and Chief Executive Officer of Tommy Hilfiger Corporation where he served from August 2003 until his retirement in May 2006. Mr. Dyer was retired from May 2006 until January 2009. Prior to joining Tommy Hilfiger Corporation, Mr. Dyer served as President and Chief Executive Officer of Lands’ End from 1998 through 2002. From June 2002 until August 2003, Mr. Dyer also served as Executive Vice President of Sears and a member of its Management Executive Committee. In addition to his position as President and Chief Executive Officer of Lands’ End, his responsibilities included the Sears Direct businesses, both internet and catalog, and the Great Indoors Home division of Sears. Mr. Dyer previously served in various other roles at Lands’ End from 1989 to 1994, including as Vice Chairman and Director from 1991 to 1994. Mr. Dyer began his career with Burdines, a division of Federated Department Stores, and held various merchandising and marketing posts during his 17 years there. He later served as President, Chief Operating Officer and Director of Home Shopping Network and was Acting President of J. Crew Catalog from 1997 to 1998. Mr. Dyer currently also serves on the board of directors of Salvador Dali Museum, Foundation for Florida’s Future, and Florida Council of 100. Previously, Mr. Dyer served on the board of directors of Zales Corporation from 2011 to 2014, Advo, Inc. from 1997 to 2007 and Tommy Hilfiger Corporation from 2003 to 2006.
As the former chief executive officer of two retail companies as well as previously serving as our Chief Executive Officer, Mr. Dyer has extensive management and leadership experience and a deep knowledge of the complex financial and operational issues that retail companies encounter. We believe Mr. Dyer’s experience and success in the apparel industry, his leadership skills and his understanding of the Company and our business qualify him to sit on our Board.
Andrea M. Weiss, 61, has been a director since February 2009. Ms. Weiss is the founder and current President and Chief Executive Officer of Retail Consulting, Inc., a boutique consulting practice focused on product and brand development, consumer contact strategies, operational improvements, and turnarounds, and has served as its President and Chief Executive Officer since its formation in October 2002. In April 2014, Ms. Weiss co-founded The O Alliance, LLC., a consulting network focused on omni-channel solutions. She has extensive specialty retail experience having served in several senior executive positions with dELiA*s Inc., a retail company of young women’s clothing, The Limited, Inc., a women’s fashion retailer, Intimate Brands, Inc., a women’s fashion retailer, Guess, Inc., a clothing retailer, and Ann Taylor Stores, Inc., a women’s retail chain. Ms. Weiss currently serves on the board of directors of Cracker Barrel Old Country Store, Inc., a chain of restaurant and gift stores, and Nutrisystem, Inc., a provider of weight loss products and services. Ms. Weiss served on the boards of directors of Ediets.com, Inc., an online service providing dietary, nutritional and exercise advice, from 2004 to 2009 and GSI Commerce, Inc., a company specializing in creating, developing and running online sites for brick and mortar retail establishments, from 2006 to 2011 and The Pep Boys – Manny, Moe & Jack, an automotive products chain from 2013 to 2016.
In her various senior executive roles and as a consultant, Ms. Weiss has obtained significant marketing and consumer branding experience. We believe Ms. Weiss’ valuable expertise and insights in building brand awareness, proprietary brand development and consumer behavior qualify her to sit on our Board.
Stephen E. Watson, 71, has been a director since November 2010. Mr. Watson brings to the Board nearly 40 years of executive and director experience in the retail industry, holding various executive officer positions with Dayton Hudson

Corporation, a company owning several major retail brands, including Chairman and Chief Executive Officer of Dayton Hudson Department Stores Co. and President of Dayton Hudson Corporation. Mr. Watson retired in 2002 as President and Chief Executive Officer of Gander Mountain Company, a privately held retailer for outdoor sports and recreation activities. Mr. Watson also serves on the Board of Directors as non-executive Chairman of Regis Corporation, a leading hair salon chain, and as Lead Director and Chairman of the Audit Committee for Kohl’s Corporation, a department store retail chain. From 1997 through 2005, Mr. Watson was a director of Shopko Stores, Inc., a retail store chain. From 2004 through 2007, Mr. Watson was a director of Smart & Final, Inc., a chain of food supply stores. He also served on the Boards of Norwest Bank from 1990 to 1996, Target Corporation, a multinational retail chain, from 1991 to 1996, Retek, Inc., a provider of resistance welding components and supplies, from 1999 to 2004 and Eddie Bauer Holdings, Inc., a holding company that operates retail store chains, from 2005 to 2010.
We believe that Mr. Watson’s experience as a leading senior executive officer of several complex and specialty retail businesses, his experience as a director of other public retail companies and his broad knowledge of areas such as retail operations, corporate finance, accounting, marketing and merchandise procurement qualifies him to sit on our Board.
Janice L. Fields, 60, has been a director since May of 2013 and served as President of McDonald’s USA, LLC, a subsidiary of McDonald’s Corporation, a fast food chain operator and franchiser, from January 2010 through November 2012. Ms. Fields held numerous other roles at McDonald’s, having started her career as a crew member. Prior to serving as President, she held several executive positions within McDonald’s USA, including U.S. Division President for the Central Division from 2003 through 2006 and Executive Vice President and Chief Operating Officer from 2006 through January 2010. Ms. Fields currently serves on the Board of Directors of Monsanto Company, a leading global provider of agricultural products, and The Global Board of Ronald McDonald House Charities, a nonprofit organization supporting children’s health. Previously, Ms. Fields also served on the Boards of Directors of The Field Museum, a natural history museum, from 2010 through 2012 and United Cerebral Palsy, an international nonprofit service provider for individuals with disabilities, from 2005 through 2013.
Through her numerous executive roles at a Fortune 500 company, Ms. Fields has gained broad financial and operational experience and has demonstrated significant leadership and management skills through her successful implementation of various strategic initiatives. She has developed expertise related to marketing, strategic planning, risk management, production, and human resources, which provides her with valuable insights on operational and strategic matters reviewed by our board. We believe that her extensive operational, financial, and strategic planning experience qualifies her to sit on our Board.
Shelley G. Broader, 51, has been a director since December 2015 at which time she was also appointed as the Company’s Chief Executive Officer and President. Ms. Broader joined the Company after having served as President and Chief Executive Officer of the Wal-Mart Stores, Inc. (“Walmart”) Europe, Middle East and Sub-Saharan Africa (“EMEA”) region since 2014. Walmart is a multinational retail corporation. She previously served Walmart in various roles, including as President and Chief Executive Officer of Walmart Canada from 2011 to 2014, Chief Merchandising Officer for Walmart Canada from 2010 to 2011, and Senior Vice President for Sam’s Club in 2010. Prior to joining Walmart in 2010, Ms. Broader was President and Chief Operating Officer of The Michaels Companies, Inc. (“Michaels”), an arts and crafts retail chain, from 2008 to 2009. Before joining Michaels, Ms. Broader enjoyed a 17-year career with Delhaize Group, a food supermarket retailer, where, under the Hannaford banner, she held a range of leadership roles across the Company’s operations, merchandising, distribution, strategy and marketing divisions. Ms. Broader is a member of the board of directors of Raymond James Financial, Inc, a financial services company.
Ms. Broader has extensive experience in global and regional retail businesses with keen insight into driving profitability and promoting growth including several prior senior executive roles. We believe Ms. Broader’’s expertise in the retail industry and leadership skills qualifies her to sit on our Board.
Bonnie R. Brooks, 63, a director nominee for the Annual Meeting, has more than 30 years of global retail executive leadership experience and currently serves as the Vice Chair of Hudson’s Bay Company, a fashion retail group operating through multiple banners, including Hudson’s Bay, Home Outfitters, Lord and Taylor, Saks Fifth Avenue, Saks Off Fifth and Kaufhof. Ms. Brooks joined Hudson’s Bay in 2008 as Chief Executive Officer and President. From 2012 to 2014, Ms. Brooks served as President of Hudson’s Bay Company, responsible for both Hudson’s Bay and Lord and Taylor departments stores USA. From 1997 to 2008, Ms. Brooks was based in Hong Kong serving as an executive officer, including as President of the Lane Crawford Joyce Group, a women’s fashion retailer with over 500 stores in Asia, and as Global Merchandise Manager for Dickson Concepts (International) Limited, a luxury retail group. Prior to that, Ms. Brooks spent over a decade at Holt Renfrew & Company, a Canada-based fashion department store, in roles that included Executive Vice President and General Merchandise Manager. Ms. Brooks also serves on the Board of Directors of Abercrombie & Fitch Co., a teen apparel retailer, Alignvest Acquisition Corporation, a Special Purpose Acquisition Corporation, Rogers Communications Inc., a Canadian diversified communications and media company, and Empire Company Ltd., a Canadian company whose key businesses include food retailing and related real estate development. Ms. Brooks has advised the Board of Directors that she will not be standing for re-election to the Board of Directors of Empire Company, Ltd. in connection with their next annual meeting in September. Ms. Brooks is a trustee of RioCan Real Estate Investment Trust, a North American real estate owner and operator, and serves as the Chair of the Board of Trustees of the Royal Ontario Museum.
Ms. Brooks’ significant experience in the retail industry, including her experience as a Chief Executive Officer and President, has provided her with the operational expertise and extensive public company board experience and qualifies her to sit on our Board.
William S. Simon, 55, a director nominee for the Annual Meeting, served as Executive Vice President of Walmart and as President and CEO of Walmart U.S. from 2010 to 2014. Previously, he served as Executive Vice President and COO of Walmart U.S. from 2007 to 2010 and Executive Vice President of Professional Services and New Business Development from 2006 to 2007. Prior to joining Walmart, Mr. Simon held several senior positions at Brinker International, Inc., a casual dining restaurant company, Diageo North America, Inc., a leading premium drink company, Cadbury Schweppes plc, a multinational confectionery company, PepsiCo, a multinational food, snack and beverage corporation, and RJR Nabisco, a tobacco and food products company. Mr. Simon served as Secretary of the Florida Department of Management Services and served 25 years in the U.S. Navy and Naval Reserves. Mr. Simon also serves on the Board of Directors of Darden Restaurants, Inc., a restaurant operator, and Agrium, Inc., a retail supplier of agricultural products and services, and is a senior advisor to KKR, an investment firm.
Mr. Simon’s numerous executive roles within the retail and restaurant sectors have gained him extensive financial and operational experience. Mr. Simon has demonstrated significant leadership and management skills in successfully managing and reducing costs in large scale retail operations during his career. We believe that his leadership and management skills qualifies him to sit on our Board.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding the Company’s current executive officers.

Executive Officers	Age	Positions	Years with the Company
Shelley G. Broader	52	Chief Executive Officer, President, and Director	(a)
Todd E. Vogensen	47	Executive Vice President - Chief Financial Officer and Assistant Corporate Secretary	6
Donna M. Colaco	57	Brand President - White House Black Market	8
Cynthia S. Murray	58	Brand President - Chico’s	7
Laurie J. Van Brunt	58	Brand President - Soma	6
Ann E. Joyce	51	Executive Vice President - Chief Information Officer	(b)
Sean M. McCartney	46	Senior Vice President of Supply Chain and Operations	2
Kristin L. Oliver	44	Executive Vice President - Chief Human Resources Officer	(c)
Susan S. Lanigan	54	Executive Vice President - General Counsel	(d)

(a)	Joined the Company in December 2015.

(b)	Joined the Company in November 2015.

(c)	Joined the Company in May 2016.

(d)	Hired by the Company in May 2016

Non-Director Executive Officers
 Todd E. Vogensen is Executive Vice President - Chief Financial Officer and Assistant Corporate Secretary for the Company. Mr. Vogensen joined the Company in October 2009 as Vice President - Planning and Strategy, followed by the role of Vice President - Investor Relations, before his promotion to Senior Vice President - Finance and subsequently named Senior Vice President - Chief Financial Officer.  Prior to joining the Company, Mr. Vogensen served in executive finance roles at Michaels Stores, Inc., an arts and crafts retail chain, Gap, Inc., a clothing and accessories retailer, and Hewlett Packard Company, an information technology company, as well as Audit Manager and CPA at accounting firm PricewaterhouseCoopers LLP.
Donna M. Colaco is Brand President - White House Black Market for the Company, having joined the Company in August 2007. Ms. Colaco has over 30 years of experience in women’s specialty apparel. Prior to joining the Company, Ms. Colaco worked for Ann Taylor Corporation, a women’s retail chain, for more than 10 years in numerous capacities including, serving as President of Ann Taylor LOFT. Prior to Ann Taylor, Ms. Colaco worked for the Lerner New York Division of Limited, Inc., a women’s fashion retailer, and Petrie Stores Corporation, a women’s apparel retailer.
Cynthia S. Murray is Brand President - Chico’s for the Company, having joined the Company in February 2009. Ms. Murray has over 30 years of experience in retail. Prior to joining the Company, Ms. Murray spent the previous five years with Stage Stores, Inc., a company that operates retail department stores, most recently serving as its Executive Vice President and Chief Merchandising Officer. Prior to Stage Stores, Ms. Murray worked for Talbot’s, a women’s apparel retailer, and Saks Fifth Avenue / Saks Off 5th, a department store retailer, among other retailers.
Laurie J. Van Brunt is Brand President - Soma for the Company, having joined the Company in May 2010. Ms. Van Brunt has over 30 years of experience in retail. Prior to joining the Company, Ms. Van Brunt spent the previous five years with J.C. Penney Company, a department store retailer, serving as its Marketing Divisional Vice President, Director of Brand Management and most recently as Divisional Vice President-Intimate Apparel. Prior to J.C. Penney, Ms. Van Brunt served as Executive Vice President-General Merchandise Manager for the Lane Bryant Division of Limited Brands, a women’s fashion retailer, General Merchandise Manager for Chadwicks of Boston, a women’s fashion retailer, and Petite Sophisticates Division of Casual Corner/U.S. Shoe, a women’s fashion retailer, and as a merchant for May Company, a company with retail department stores.
Ann E. Joyce is Executive Vice President - Chief Information Officer for the Company, having joined the Company in November 2015. Ms. Joyce has 30 years of information technology experience supporting the apparel industry, including retail, wholesale, licensing, manufacturing, and international environments. Prior to joining the Company, Ms. Joyce served as Senior Vice President and Chief Information Officer at Aeropostale, Inc. for 12 years.  During her tenure, Aeropostale was recognized as a Top Innovator by Apparel Magazine and helped lead the industry into mobile payments. Prior to Aeropostale, Ms. Joyce held various positions including the position of Vice President of Global Applications at Polo Ralph Lauren from

1996 until 2002. Ms. Joyce has also held positions of increasing scope and responsibility at Leslie Faye, and Garan, Inc. since starting her career.
Sean M. McCartney is the Senior Vice President - Supply Chain and Operations and supports the Company’s customer sales and service centers, supply chain - sourcing, logistics, distribution, procurement, facilities and store support operations. Mr. McCartney joined the Company in November 2013 with over 20 years’ experience in high growth and complex supply chain and operations. Mr. McCartney held the role of Senior Vice President- Supply Chain Logistics - Distribution for Li & Fung, a $20 billion global sourcing and logistics company from 2010 to 2013. Sean also served as the Senior Vice President for Performance Team, a third party logistics (3PL) firm, designing and operating supply chain solutions for leading retailers and brands from 2005 to 2010. Mr. McCartney also held a number of international and domestic supply chain roles at The Home Depot, a specialty retailer of home improvement products.
Kristin L. Oliver is Executive Vice President - Chief Human Resources Officer, having joined the Company in May 2016.  Previously, she spent 11 years at Walmart, a multinational retail corporation, serving as its Executive Vice President, Walmart U.S. People, Senior Vice President, Walmart International People, and Vice President and Division General Counsel, Employment.  Before joining Walmart, Kristin was a partner in the Tulsa, Oklahoma law firm of Gable and Gotwals, where she practiced commercial litigation and employment law.
Susan S. Lanigan is Executive Vice President - General Counsel, having been hired by the Company in May 2016. Ms. Lanigan currently serves as Chair of the Tennessee Education Lottery Commission, a position to which she was appointed by the Governor of the State of Tennessee, and will be joining the Board of Kirkland’s, a specialty retailer of home decor and gifts, in June 2016. Ms. Lanigan joined Dollar General Corporation, the nation’s largest small box retailer of discount consumable basic merchandise, in 2002 as Vice President, General Counsel and Secretary, and in 2005, was promoted to Executive Vice President. She retired from Dollar General in 2013. Prior to joining Dollar General, Ms. Lanigan served as Senior Vice President, General Counsel and Ms. Lanigan held legal positions with Turner Broadcasting, a media conglomerate and division of Time Warner, and the law firm of Troutman Sanders LLP.
None of the executive officers, directors who currently serve or who served in such capacities during fiscal 2015 or other director nominees are related to one another. There are no arrangements or understandings pursuant to which any executive officer was elected to office. Executive officers are elected by and serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires all executive officers, directors, and persons who are the beneficial owner of more than 10% of our shares of outstanding common stock to file reports of ownership with the SEC indicating their ownership of the Company’s equity securities and to report any changes in that ownership. Specific due dates for these reports have been established, and the Company is required to report in this Amendment any failure to comply therewith during the fiscal year ended January 30, 2016. To the Company’s knowledge, based solely on a review of the forms, reports and certificates filed with the Company by the Company’s directors and officers and the holders of more than 10% of the Company’s common stock, we believe all Section 16(a) filing requirements were complied with by such persons during or with respect to the fiscal year ended January 30, 2016, except that due to administrative errors by the Company, Mr. Vogensen filed an Amended Initial Statement (Form 3/A) relating to the amount of securities beneficially owned as of July 2, 2014.

CODE OF ETHICS

The Company has a Code of Ethics, which is applicable to all employees and directors of the Company, including the principal executive officer, the principal financial officer and the principal accounting officer. The Code of Ethics is available at the Company’s investor relations website (www.chicosfas.com) by clicking on “About Us” and “Governance Documents & Charters.” The Company intends to post amendments to or waivers from its Code of Ethics (to the extent applicable to the Company’s chief executive officer, principal financial officer, principal accounting officer or its directors) at this location on its website. No waivers have been granted under the Code of Ethics.

DIRECTOR RECOMMENDATION PROCESS

As of the date of this Amendment, there have been no material changes to the procedures by which security holders may recommend nominees to our Board as described in the Company’s Definitive Proxy Statement filed with the SEC on May 5, 2015.

AUDIT COMMITTEE

The board has a standing Audit Committee. The members of the Audit Committee are David F. Walker (Chair), John J. Mahoney and Stephen E. Watson.

All members of this Committee are independent within the meaning of the listing standards of the NYSE, the Company’s Corporate Governance Guidelines, and Rule 10A-3 promulgated under the Securities Exchange Act of 1934. SEC regulations also require the Board to determine if a member of its Audit Committee is an “Audit Committee Financial Expert.” According to these regulations, an audit committee member can be designated an Audit Committee Financial Expert only when the audit committee member satisfies specified qualification requirements, including experience in (or “experience actively supervising” others engaged in) preparing, auditing, analyzing, or evaluating financial statements presenting a level of accounting complexity comparable to what is encountered in connection with the Company’s financial statements. The regulations further require such qualifications to have been acquired through specified means of experience or education. The Board has determined that Mr. Walker, the Chair of this Committee, and Mr. Mahoney are each qualified as an Audit Committee Financial Expert within the meaning of the regulations of the SEC and that each of them has accounting and related financial management expertise within the meaning of the listing standards of the NYSE. Although the Board of Directors has determined that Mr. Walker and Mr. Mahoney each has the requisite attributes defined under the rules of the SEC, their respective responsibilities are generally the same as those of the other Audit Committee members. The Audit Committee members are not auditors or accountants for the Company, do not perform “field work” and are not full-time employees of any audit firm. The SEC has determined that an audit committee member who is designated as an Audit Committee Financial Expert will not be deemed to be an “expert” for any purpose as a result of being identified as an Audit Committee Financial Expert.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

General.    The Compensation and Benefits Committee (the “Compensation Committee”) is responsible for reviewing and recommending director compensation and utilizes the services of Frederic W. Cook & Co., Inc. (“Cook”), an outside independent consultant to assist in its analysis and recommendations. Cook provides the Compensation Committee and the Board with a review and analysis of the prevailing outside director compensation structures, utilizing data from the Company’s peer group companies. Such reviews and analyses are conducted periodically on a comprehensive basis, with at least an annual general update. These reviews and analyses were used in connection with implementing the compensation arrangements described below.
Indemnification.    We indemnify our directors and certain of our officers to the fullest extent permitted by law so that they will serve free from undue concern. This is authorized under our Bylaws, and accordingly we have signed agreements with each of those individuals contractually obligating us to provide this indemnification to them.
Base Compensation and Non-Equity Benefits.    During fiscal 2015, each non-employee director received an annual retainer of $75,000. The non-employee director serving as Chair of the Board received an additional annual cash retainer of $75,000. In addition, each non-employee director who served as a committee chair for the Audit Committee, Compensation and Benefits Committee, Merchant Committee, Governance Committee, or Executive Committee received additional annual retainers of $20,000, $20,000, $15,000, $12,500, and $10,000, respectively. The non-chair member of the Merchant Committee who was a non-employee director throughout fiscal 2015 received an additional annual retainer of $7,500.
All directors are entitled to reimbursement of their reasonable out-of-pocket expenses for attendance at board and committee meetings and non-employee directors also are entitled to elect to participate in the Company’s health insurance program with coverage provided for the director and his or her dependents and with the cost thereof paid by the Company. During the last fiscal year, Ms. Gibson, Mr. Walker, Mr. Mahoney, Ms. Janice Fields and Ms. Weiss participated in this health insurance program.
Restricted Stock.    The Board has the discretion to make equity awards to non-employee directors. It is anticipated that each year around the time of the Annual Meeting of Stockholders, at the discretion of the Board, each continuing non-employee director would be awarded a determined grant value of restricted stock or restricted stock units that would vest one year following the grant date. Restricted stock awards are considered participating securities and recipients have the right to receive dividends on the awards during the vesting period. On June 25, 2015, for their respective service as directors, Mr. Roeder, Ms. Gibson, Mr. Walker, Mr. Mahoney, Ms. Weiss, Mr. Watson and Ms. Janice Fields each received grants of 7,700 shares of restricted equity under the Company’s 2012 Omnibus Stock and Incentive Plan (the “2012 Omnibus Plan”), which was equivalent to approximately $130,000 in grant value, with certain rights to take such award in the form of restricted stock or restricted stock units and certain rights to defer settlement. Each such restricted stock grant vests 100% on June 25, 2016.
On February 21, 2016, Ms. Cynthia Fields submitted her resignation from the Company’s Board of Directors, effective immediately. Ms. Cynthia Fields’ decision to resign was not the result of any disagreement on any matter relating to the Board’s or the Company’s operations, policies or business practices. Upon her resignation, Ms. Cynthia Fields forfeited her October 1, 2015 grant of 6,340 shares of restricted equity, which was equivalent to approximately $98,000 in grant value.
Under the current compensation arrangements, the Company’s continuing non-employee directors, Mr. Walker, Mr. Roeder, Mr. Mahoney, Ms. Weiss, Mr. Watson and Ms. Janice Fields may receive additional equity awards at the discretion of the Board of Directors under the applicable equity plan.

Non-Employee Director Compensation Table
The following table provides information on the compensation for non-employee directors for the fiscal year ended January 30, 2016 (referred to as “fiscal 2015”). While effective December 1, 2015, Mr. Dyer retired as an executive officer and began service as Vice Chair of the Board of Directors, a non-executive board member position, the compensation information for Mr. Dyer appears in the Summary Compensation Table for Named Executive Officers (“NEOs”).

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) ($)	All Other Compensation (3) ($)	Total ($)
David F. Walker	146,046	130,053	13,320	289,419
Ross E. Roeder	108,954	130,053	2,993	242,000
Verna K. Gibson	90,000	130,053	14,682	234,735
John J. Mahoney	95,000	130,053	17,898	242,951
Andrea M. Weiss	82,500	130,053	12,722	225,275
Stephen E. Watson	75,000	130,053	56	205,109
Janice L. Fields	87,349	130,053	13,229	230,631
Cynthia A. Fields	27,814	97,636	—	125,450

(1)	The following table shows the breakdown of the Total Fees Earned or Paid in Cash between the Annual Retainer and the Committee Chair Fees. These fees are paid quarterly, in arrears.

Name	Annual Retainer Fees ($)	Chair of the Board and Committee Chair Fees ($)	Total Fees Earned or Paid in Cash ($)
David F. Walker	75,000	71,046	146,046
Ross E. Roeder	75,000	33,954	108,954
Verna K. Gibson	75,000	15,000	90,000
John J. Mahoney	75,000	20,000	95,000
Andrea M. Weiss	75,000	7,500	82,500
Stephen E. Watson	75,000	—	75,000
Janice L. Fields	75,000	12,349	87,349
Cynthia A. Fields	25,272	2,542	27,814

(2)
The amounts included in the “Stock Awards” column represent the grant date fair value of restricted equity awards granted to directors in fiscal 2015, computed in accordance with FASB ASC Topic 718. The grant date fair value for shares/units granted to all non-employee directors (except for Ms. Cynthia Fields) on June 25, 2015 was $16.89 per share. The grant date fair value for the stock awards granted to Ms. Cynthia Fields on October 1, 2015 was $15.40 per share. The amounts in this column represent the value of 7,700 shares of restricted stock, the aggregate number of restricted equity awards held by each non-employee director as of January 30, 2016, except for Ms. Cynthia Fields, who forfeited her outstanding restricted equity upon her resignation on February 21, 2016.

(3)
For Mr. Walker, Ms. Gibson, Mr. Mahoney, Ms. Weiss and Ms. Janice Fields, the amounts in this column primarily represent Company-paid premiums for health insurance coverage. All other amounts included in this column represent the value of associate merchandise discounts during fiscal 2015.

EXECUTIVE COMPENSATION

Compensation and Benefits Committee Report
The following report of the Compensation and Benefits Committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent the Company specifically incorporates this report by reference therein.
The Compensation and Benefits Committee evaluates and establishes compensation for executive officers and oversees the deferred compensation plan, the Company’s management equity compensation plans, and other management incentive, benefit and perquisite programs. Management has the primary responsibility for the disclosure of executive compensation in the Company’s financial statements and reporting process. With this in mind, the Compensation and Benefits Committee has reviewed and discussed with management the Compensation Discussion and Analysis found on pages 13-23 of this Amendment. The Compensation and Benefits Committee is satisfied that the Compensation Discussion and Analysis fairly and completely represents the philosophy, intent, and actions of the Compensation and Benefits Committee with regard to executive compensation and recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

MEMBERS OF THE COMPENSATION AND BENEFITS COMMITTEE

John J. Mahoney, Chair
Janice L. Fields
Stephen E. Watson
Andrea M. Weiss

Compensation Discussion and Analysis

The Compensation Discussion & Analysis describes the material elements of the Company’s executive compensation program, how it is designed to support the achievement of our key strategic and financial objectives, and the compensation decisions the Compensation and Benefits Committee made under the program for our NEOs as defined under SEC rules, who for fiscal 2015 were:

Named Executive Officers	Title
David F. Dyer	Vice Chair; Former President and Chief Executive Officer(1)
Shelley G. Broader	Chief Executive Officer and President(1)
Todd E. Vogensen	EVP, Chief Financial Officer and Assistant Corporate Secretary
Donna M. Colaco	Brand President - White House Black Market
Cynthia S. Murray	Brand President - Chico’s
Laurie J. Van Brunt	Brand President - Soma

(1) Effective December 1, 2015, Ms. Broader was appointed Chief Executive Officer and President, and Mr. Dyer resigned as President and Chief Executive Officer and was appointed Vice Chair of the Board of Directors.

Executive Summary

Business Highlights

In fiscal 2015, our executive team continued to manage the capital allocation and cost reduction initiatives that were announced in February 2015. These initiatives included:

•	the execution of a $250 million accelerated share repurchase program,

•	the increase in the rate of domestic store closures to improve the overall productivity of its store fleet, including the closure of 69 stores in fiscal 2015, and

•	an organizational realignment to ensure that resources are better aligned with long-term growth initiatives.

Additionally, in fiscal 2015, the Company:

•	announced a new $300 million share repurchase program, under which it repurchased $40 million during the fiscal year, for a total fiscal 2015 share repurchase of $290 million,

•	announced and completed the sale of the Boston Proper direct-to-consumer business and the closure of Boston Proper stores,

•	announced the retirement of its current President and Chief Executive Officer, David F. Dyer, and appointed a new Chief Executive Officer and President, Shelley G. Broader,

•	rolled out a new point-of-sale system throughout our 1,518 store fleet, and

•	increased the dividend paid from $0.30 to $0.31 per share for fiscal 2015, representing an additional 3.3% increase on top of the 25% increase in the fiscal 2014 dividend per share.

Compensation Highlights
Compensation Elements
Our compensation program is designed to attract and retain talented leaders and reward them for achievement of our key financial and strategic objectives. Our compensation elements seek to balance all aspects of an executive’s responsibilities: base salary for day-to-day responsibilities, cash incentive bonus for shorter-term returns linked to annual Company performance, and equity awards for aligning the executives’ focus with stockholder value and the long-term, future performance of the Company. The following table provides a summary of the direct compensation elements of our executive compensation program, their principal contribution to our compensation objectives, and the key actions and decisions made with respect to each element for fiscal 2015.

Compensation Element	Objectives and Key Features	Highlights for Fiscal 2015
Base Salary
—  Provide appropriate fixed cash compensation necessary to attract and retain executives
—  Reflects position’s relative value in the marketplace, and the executive’s scope and breadth of responsibility and individual contribution

—  In fiscal 2015, base salaries of our NEOs remained unchanged from fiscal 2014 levels, except for Mr. Vogensen, whose salary was increased by $75,000 in order to more closely align his overall compensation with our peer group and the competitive market.

Annual Cash Incentive
— Variable short-term incentive
— Focuses executives on achieving specific annual financial and operating results aligned with our business strategies
— Performance measures are those we believe are key drivers of stockholder value

— Earned awards for fiscal 2015 were tied to pre-established goals for:
      - Total company sales, operating income, and earnings per share (“EPS”) for shared services executives, including our CEO and CFO
      - Brand sales, brand contribution, and total company EPS for brand-level executives, including our Brand Presidents

— Based on the Company and each Brand’s performance versus the goals for fiscal 2015, bonuses were earned at 19%-51% of target for each of the named executive officers

— Ms. Broader, whose employment began December 1, 2015, was entitled to a minimum guaranteed bonus of $275,000 for fiscal 2015.

Long-Term Equity Incentives	— Variable long-term incentive — Links compensation earned to the creation of long-term stockholder value — Aligns interests of management with those of stockholders — Supports retention of key talent
— In fiscal 2015, annual equity awards to the NEOs consisted of approximately a 50/50 mix of time-based restricted stock and performance share units (“PSUs”).

— Restricted stock vests in three equal annual installments, subject to each executive’s continued employment.

— PSUs may be earned from 50% to 150% of a target number of units based on our performance against pre-established RONA goals for fiscal 2015. Our actual fiscal 2015 RONA performance resulted in 77% of the target PSUs being earned. One-third of these earned PSUs vested once the performance results were certified, and the remaining two-thirds will vest in two equal installments on each anniversary of the grant date, subject to the executive’s continued employment.

 Target Pay Mix
There is no pre-established policy or target for the allocation between either cash and non-cash incentive compensation or short-term and long-term incentive compensation. The Compensation Committee believes, however, that a substantial portion of the annual and long-term compensation for our NEOs should be “at-risk.” We define at-risk compensation to include bonus payments at target potential under our executive Cash Bonus Incentive Plan and the targeted economic value of equity awards. This approach is designed to provide more upside potential and downside risk for the NEOs because they have greater influence on and more accountability for our performance as a whole.

The following chart describes the percent of pay at-risk for our NEOs in fiscal 2015:

NEO[1]	% 2015 Pay At-Risk
David F. Dyer	90%
Todd E. Vogensen	71%
Donna M. Colaco	77%
Cynthia S. Murray	77%
Laurie J. Van Brunt	75%

1 Ms. Broader joined the Company in December 2015 and did not have at-risk pay in fiscal 2015.
Compensation Risk Mitigation and Governance Highlights
We maintain various compensation policies that align our program with recognized corporate governance best practice:

•
Annual Risk Assessment. We conduct an annual risk assessment of all of our compensation policies and practices. After reviewing the 2015 compensation risk assessment, the Compensation Committee determined that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on our Company.

•	Stock Ownership Guidelines. We required senior executives and non-employee directors to maintain meaningful Company stock ownership levels.

•	No Hedging or Pledging. NEOs and directors are not permitted to hedge their economic exposures to the Company stock and are also prohibited from trading our stock on margin.

•
Clawback Agreements. We have formal compensation clawback agreements for adjustment, cancellation or recovery of incentive awards or payments to the CEO and CFO in the event of a financial restatement.

•	No Significant Perquisites. We do not provide significant perquisites or personal benefits to NEOs.

•
No Supplemental Executive Retirement Plans. As part of our emphasis on performance-based compensation plans, we do not provide supplemental executive retirement plans or other retirement benefits to the NEOs, other than the tax-qualified 401(k) defined contribution plan available to all employees and our deferred compensation plan to highly compensated employees.

•	No Excise Tax Gross-Ups. We do not provide excise tax gross-ups on change-in-control severance payments.

Annual Say-on-Pay Vote
At our 2015 Annual Meeting of Stockholders, we conducted our annual say-on-pay vote where we asked our stockholders to vote to approve, on an advisory basis, the fiscal 2014 compensation paid to our NEOs. Our stockholders overwhelmingly approved NEO compensation, with over 98% of votes cast in favor of our say-on-pay resolution. As we evaluated our compensation practices in fiscal 2015, we were mindful of the strong support our stockholders expressed for our pay-for-performance philosophy. As a result, the Compensation Committee continued its general approach to executive compensation for fiscal 2015. We believe our programs are effectively designed, are working well, and are aligned with the interests of our stockholders. The Compensation Committee will continue to seek and consider stockholder feedback in the future.

Compensation Philosophy and Objectives
The goal of our executive compensation program is the same as our goal for the Company — to increase stockholder value over the long term. To this end, we have designed and implemented a compensation program intended to attract, motivate, and retain highly skilled executive officers and reward them for results that increase stockholder value through sustained, profitable financial performance and outstanding leadership that reflects our values and unique culture.

The Company bases its executive compensation programs and decisions on the same basic objectives that guide the Company in establishing all of its compensation programs:

•
Attract and Retain Talented Executives. Compensation should reflect the value of the particular job in the marketplace and should be at the levels necessary to attract and retain the high-caliber talent required to lead our Company. We believe these levels are the 50th percentile for our corporate NEOs and the 75th percentile for our Brand President NEOs when compared to the Compensation Peer Group.

•	Pay for Performance. Compensation should reward performance that achieves our strategic and financial objectives and enhances stockholder value.

◦
Our compensation programs are structured so that if Company performance exceeds target levels, a NEO’s total compensation may similarly exceed target levels. Likewise, where individual performance or Company performance falls short of established goals, the programs will deliver lower levels of compensation.

◦
Performance-based programs should enable employees to easily understand how their efforts can affect their pay, both directly through individual performance and indirectly through contributing to the Company’s achievement of its overall strategic, financial, and operational goals.

•
Long-Term Focus and Alignment with Stockholders. Employees at higher levels should have an increasing portion of their compensation in the form of equity-based incentives, where the ultimate earned value is tied to long-term stockholder value creation.

Compensation Decision-Making Process
The decisions the Compensation Committee makes on NEO compensation are performance-based and market driven. In making compensation decisions, the Compensation Committee reviews all compensation components for the NEOs and compares each element of compensation against a peer group of publicly traded retailers. In setting the various elements of NEO compensation, the Compensation Committee believes that a substantial portion of an individual NEO’s compensation should be “at-risk,” which we define as the bonus payments at the target level under our Executive Cash Bonus Incentive Plan and the targeted economic value of equity awards. Thus the Compensation Committee, with the advice of its independent compensation consultant and with the desire to have a significant portion of the NEO compensation be at risk, establishes an overall compensation opportunity for each NEO designed to deliver a specific, market-competitive value when our target goals are achieved.
Role of the Compensation Committee and the Executive Officers
The Compensation Committee, in consultation with its independent compensation consultant, reviews, evaluates, and determines the various components of compensation for the CEO, including establishing his or her base salary, the terms under which his or her cash incentive bonuses are paid, and deciding the extent to which he or she receives stock-based compensation awards. The Chief Human Resources Officer (“CHRO”) may assist the Compensation Committee with gathering relevant data, but does not participate in recommending or setting the CEO’s compensation. The Compensation Committee then recommends a compensation package for the CEO to the Board for its review, input, and approval.

The Compensation Committee also determines the amount and terms of the cash-based and stock-based compensation awards for the other NEOs, taking into account recommendations on individual compensation levels and performance evaluation input from the CEO and CHRO. No other NEO had an active role in the evaluation, design, or administration of the 2015 executive officer compensation program. Each NEO, however, provides input to the CEO and CHRO on individual compensation levels for their respective direct reports.
Role of Independent Compensation Consultants
The Compensation Committee has engaged Frederic W. Cook & Co., Inc. (“Cook”), a nationally recognized compensation consulting firm, as its independent compensation consultant. The Compensation Committee considered whether Cook was independent from management utilizing, among other things, the independence factors required by the Securities and Exchange Commission and incorporated into New York Stock Exchange Listing Standards. Based on this review, the Compensation Committee determined that Cook was independent from Company management and, further, that Cook’s work did not create any conflicts of interest under Rule 10C-1(b)(4)(i)-(vi) of the Exchange Act.
Cook’s work for the Compensation Committee includes gathering and analyzing data, performing market assessments, and preparing reports and recommendations. A representative from Cook attends Compensation Committee meetings, when requested by the Compensation Committee, and the Compensation Committee Chair frequently interacts with the consultant between meetings to define the nature of work to be conducted, to review materials to be presented at Compensation Committee meetings, and to obtain the consultant’s opinion and perspective on proposals prepared by management.
The Compensation Committee considers the input from Cook as one factor in making NEO compensation decisions. The Compensation Committee also considers information and analyses received from management as well as its own judgment and experience.

Setting Executive Compensation — Comparative Data
Cook provided the Compensation Committee with relevant market and comparative data and strategic alternatives to consider when making compensation decisions and recommendations for our NEOs. The Compensation Committee and Cook also utilized benchmark data from Korn Ferry|Hay Group, another compensation consulting firm, to provide data for positions below the NEO level and to supplement the comparative data Cook provided to the Compensation Committee.
In making compensation decisions, the Compensation Committee reviews all compensation components for the NEOs taking into account tally sheets showing each individual component as well as overall compensation for each NEO. The Compensation Committee also compares each element of total compensation against a peer group of publicly traded retailers (the “Compensation Peer Group”), which is reviewed and updated each fall. The Compensation Peer Group generally consists of U.S. based, publicly traded retailers in the Apparel Retail and Apparel, Accessories and Luxury Goods GICS Industry Codes of generally similar size and scope to us, and with which we generally compete for talent and stockholder investment. The companies in the Compensation Peer Group used to inform decisions about 2015 compensation were as follows:

Abercrombie & Fitch Co.	Coach, Inc.	Guess, Inc.

Aeropostale, Inc.	DSW, Inc.	L Brands, Inc.

American Eagle Outfitters, Inc.	Express, Inc.	The Buckle, Inc.

Ann Inc.	Finish Line, Inc.	The Children’s Place Retail Stores, Inc.

Ascena Retail Group, Inc.	Foot Locker, Inc.	The Gap, Inc.

Caleres, Inc. (formerly Brown Shoe Company, Inc.)	Genesco, Inc.	Urban Outfitters, Inc.
Decisions about fiscal 2015 pay opportunities were made at Compensation Committee meetings held during the fourth quarter of 2014. In November 2014, Cook conducted a review of the Compensation Peer Group to ensure the companies remained appropriate to inform decisions about fiscal 2015 pay opportunities. Following the review, it was determined to keep the peer group consistent for 2015.
In November 2015, Cook again conducted a review of the Compensation Peer Group to ensure the companies remained appropriate to inform decisions about fiscal 2016 pay opportunities. Based on the recommendation by Cook, Lululemon, Kate Spade and Michael Kors were added, and Aeropostale, Inc. and Ann Inc. were removed from the group.

Principal Components of Executive Compensation
The principal components of our executive compensation program are: base salary, annual cash incentives, long term incentive stock-based compensation, and employee benefit plans.
Base Salaries
We provide our NEOs with competitive base salaries at the 50th percentile of the Compensation Peer Group for our corporate NEOs and at the 75th percentile for our Brand President NEOs in accordance with our compensation philosophy. The Compensation Committee reviews the base salaries of our NEOs on an annual basis as well as at the time of any promotion or other material change in responsibilities. In addition to external market data on base salaries, our Compensation Committee also considers the following when setting base salaries: (a) the individual executive’s overall performance and contribution to the Company’s performance, (b) overall Company-wide performance, and (c) the individual’s base salary relative to other executive officers. In fiscal 2015, Mr. Vogensen received an increase in base salary of $75,000 in order to more closely align his overall compensation with our peer group and the competitive market. None of the other NEOs received a base salary increase.
Annual Cash Incentives
The annual cash incentive or bonus component of total compensation is intended to provide incentives to achieve the Company’s annual financial and strategic goals, and to work as a team in meeting objectives and overcoming challenges. In fiscal 2015, bonuses for NEOs were determined pursuant to our Cash Bonus Incentive Plan (the “Bonus Plan”), which the stockholders approved at our 2010 Annual Meeting and then re-approved at our 2015 Annual Meeting.
We target total cash compensation (base salary plus cash incentive bonus), when target performance goals are achieved, at or near the 50th percentile for our corporate NEOs and at or near the 75th percentile for Brand President NEOs because we believe this allows us to successfully compete for talent with the Compensation Peer Group. Variations to this target positioning may occur as dictated by performance, the experience level of the individual and by other market factors. This target competitive positioning takes into account our expectations and desires that, over the long term, we will be able to generate stockholder returns at or above the median of our peer group.
Each executive has a target bonus expressed as a percentage of base salary. Actual bonuses payable may be zero or may range from 25% to 175% of this target, based on performance against the measures and goals determined by the Compensation Committee. For corporate NEOs, these measures were total company sales, operating income and EPS. Brand Presidents were also subject to the EPS measure, in addition to brand-level sales and brand-level contribution. In addition, the Company had to attain the established operating income threshold for the fiscal year before any payout to NEOs under the Bonus Plan could be made. These metrics were chosen because the Compensation Committee believes that they are the most direct drivers of long-term shareholder value and the operating income threshold provides greater assurances that profit will not be sacrificed for growth.
The following table outlines the weightings of each performance measure in fiscal 2015 for each NEO:

Executive (2)	Performance Measures and Weightings (1)
	Total Company Sales	Company Operating Income(3)	Company EPS(4)	Brand Sales	Brand Contribution (5)
David F. Dyer	30%	30%	40%	—	—
Todd E. Vogensen	30%	40%	30%	—	—
Donna M. Colaco	—	—	30%	35%	35%
Cynthia S. Murray	—	—	30%	35%	35%
Laurie J. Van Brunt	—	—	30%	35%	35%
(1) The Board of Directors approved specific performance goals for each measure at the threshold, target, and maximum level. Payout for performance between threshold and target and between target and maximum is linearly interpolated.
(2) Ms. Broader, who joined the Company in December 2015, did not participate in the 2015 bonus program, and instead received a minimum guaranteed bonus for fiscal 2015 equal to $275,000.
(3) Operating Income means total sales revenue minus cost of goods sold minus all selling, general, and administrative expenses. In addition, a threshold level of $82 million in operating income was required for any bonus to be earned for any of the metrics.
(4) EPS means earnings per share, as calculated on a Non-GAAP basis in fiscal 2015, which excludes certain charges and operating results related to Boston Proper as well as restructuring and other charges. Non-GAAP EPS for bonus purposes excluded the operating results for Boston Proper following the announcement of the intent to sell the direct-to-consumer business at the end of the second quarter.

(5) Brand Contribution is defined as gross margin less direct and supervisory expenses directly attributable to the applicable brand based on plan (inclusive of store and marketing expenses).
The bonus measures, targeted financial performance, targeted payout, and actual payouts for fiscal 2015 for each respective NEO are set forth below.

NEO	Bonus Measure	Target Financial Performance (1)	Target Payout (% of Base Salary)	Actual Payout (% of Base Salary)
David F. Dyer	Company EPS Company Operating Income Total Company Sales	17.8% increase 23.8% increase 6.4% increase	150%	76%
Todd E. Vogensen	Company EPS Company Operating Income Total Company Sales	17.8% increase 23.8% increase 6.4% increase	70%	29%
Cynthia S. Murray	Company EPS Chico’s Brand Sales Chico’s Brand Contribution	17.8% increase 3.0% increase 8.4% increase	80%	15%
Donna M. Colaco	Company EPS WH|BM Brand Sales WH|BM Brand Contribution	17.8% increase 5.6% increase 28.5% increase	80%	15%
Laurie J. Van Brunt	Company EPS Soma Brand Sales Soma Brand Contribution	17.8% increase 14.1% increase 60.8% increase	75%	24%

(1) Percentage increase means an increase compared to the prior fiscal year’s actual performance for each metric. Percentage increase in EPS is compared to Non-GAAP EPS in fiscal 2015.

As reflected in the table above, all target metrics required improvement over 2014 actual performance. The Compensation Committee believed the approved target metrics to be challenging, but achievable, and dependent on the successful execution of the Company’s strategic business plans and general business conditions that are reasonable. Numerous factors, however, could cause the Company’s actual results to vary from expected results. It is not possible for the Compensation Committee to reliably calculate the likelihood of any NEO achieving threshold, target, or maximum bonus levels. Historically, NEOs have received bonus payouts ranging from no bonus to near target bonus to maximum bonus based on our actual performance. Therefore, the Company seeks to establish goals that will incentivize NEOs to achieve the Company’s objectives. Payouts in any year above the target level indicate significant accomplishment with performance above expectations.
Long-Term Incentive Stock-Based Compensation
We provide long-term incentives in the form of stock-based compensation, to align the interests of management with those of our stockholders, and to motivate and reward key employees for long-term performance and stockholder value creation. Multi-year vesting of equity compensation provides a strong retention mechanism for key talent, which is critical to our long-term success.
The Compensation Committee has established general guidelines for the value of the long-term incentive compensation to be granted to each NEO based upon relevant market and comparative data provided by Cook and the NEO’s position within the Company. In determining the size of the individual stock-based awards, the Compensation Committee also considers the amount of stock-based awards outstanding and previously granted, the amount of stock-based awards remaining available for grant under the 2012 Omnibus Plan, the aggregate amount of current awards, and the amount of awards believed necessary to attract and retain key talent.

Long-term incentive compensation in fiscal 2015 consisted of an approximately equal weighting of grant value in restricted stock and performance share units, each of which are described in more detail below:

Restricted Stock[1]
Restricted stock and awards of restricted stock units encourage executives not only to create stockholder value, but also to preserve value. In other words, restricted stock has both upside potential and downside risk. The Compensation Committee grants restricted stock to further align the interests of management and stockholders and to facilitate the retention of key talent.

Approximately 50% of each NEO’s target equity opportunity in fiscal 2015 was granted in the form of restricted stock. These share awards generally vest in equal annual amounts over a three-year period from the date of grant, but the Compensation Committee sometimes provides for other vesting schedules, as appropriate. Restricted stock awards are considered participating securities, and recipients have the right to receive dividends on the awards during the vesting period.

Performance Share Units[1] (“PSUs”)
PSUs tie equity compensation earned to the achievement of corporate performance objectives. PSUs are earned based on financial achievements, as well as continued service. That is, assuming the eligible employees remain employed, they will only earn the performance shares if the Company achieves the designated performance goal. Because the performance goal requires improved overall financial performance over time, PSUs align our executives’ interests with our stockholders’ interest.

Approximately 50% of each NEOs target equity opportunity in fiscal 2015 was in the form of PSUs. From 50% to 150% of the targeted number of PSUs may be earned, based on the Company’s fiscal 2015 return on net assets (“RONA”) versus challenging goals pre-established by the Compensation Committee. RONA is defined as (a) net income divided by (b) net working capital less cash and marketable securities plus fixed assets. We exclude from the RONA calculation significant one-time items that were not anticipated at the time the RONA goal was established. The Compensation Committee specifically selected RONA as the sole metric for the PSUs because it not only measures profitability, but also the efficient use of our assets.

Actual RONA achieved in fiscal 2015 resulted in 77% of target shares being earned.

One-third of the earned shares vested upon the Compensation Committee’s certification of the RONA achieved, and the other two-thirds will vest in two equal installments on the second and third anniversaries of the grant date.

(1) Ms. Broader, who joined the Company in December 2015, did not participate in the annual equity incentive grant, and instead was granted a sign-on equity award of restricted stock equal to $3 million to replace certain unvested equity she forfeited from her prior employer.
Granting of Equity Awards
The Company has adopted a Policy on Granting Equity Awards. The complete Policy is available under “Governance Documents & Charters” at www.chicosfas.com. This Policy is designed to provide some measure of assurance that equity grant awards are not being manipulated to result in a price that is unreasonably favorable to the recipients of the grants. Since fiscal 2007, the annual equity grant date for all officers has been on or shortly after the date on which the trading window period first opens following the public release of year-end earnings. This grant date is generally in late February or early March and is established by us well in advance. Because the Compensation Committee does not generally meet on this date, the Compensation Committee authorizes the grants at its meeting immediately preceding the grant date specifying an effective prospective grant date consistent with this policy. The exercise price for stock options is generally the closing price on the specified grant date, but in no event less than the closing price on the grant date. The Company has not granted any stock options since 2011.
The Company also makes promotional, new hire, and out-of-cycle equity awards to executives, as appropriate. The grant date for such awards is generally the first business day of the month following the date of promotion or hire.

Compensation for Newly Hired CEO and President, Ms. Shelley G. Broader
The Company will, as necessary, pay sign-on and first-year guaranteed bonuses at various levels in order to attract the management talent necessary to drive long-term, sustainable growth. Executives recruited from other companies are often required to give up a significant amount of compensation from their former company in the form of lost bonus opportunities, unvested equity or a combination of both. Sign-on and first-year guaranteed bonuses are a necessary and effective means of offsetting their losses and inducing them to join the Company. In those instances in which we have provided an executive with a sign-on bonus, we generally require the newly hired executive to pay back a prorated portion of the sign-on bonus if they voluntarily leave the Company within a year after joining.

Consistent with the rationale described above, in connection with the recruitment of Ms. Broader to become the Company’s new CEO and President, we entered into a letter agreement on October 26, 2015, which outlined the key compensation terms of Ms. Broader’s employment. These terms include the following:

•
Ms. Broader’s ongoing direct compensation opportunity includes an annual base salary of $1,100,000, eligibility to participate in the Company’s annual bonus program with a target bonus of 150% of base salary, and a target long-term equity incentive award with a grant date fair value of $6.5 million.

•
Ms. Broader’s annual bonus would be contingent upon the achievement of the same performance goals applicable to other Chico’s executives as established each year by the Compensation Committee, with the opportunity to earn from 0 to 175% of the target. For fiscal 2015, Ms. Broader was guaranteed a minimum bonus of $275,000 (which approximates a prorated target bonus for the time she worked for the Company during fiscal 2015). Her 2016 bonus is also guaranteed at a minimum of $1,375,000.

•	The annual equity award was granted at the same time and in the same approximate 50/50 mix between restricted stock and PSUs with the same terms as the 2016 annual equity awards for other executives.

•
To replace compensation that Ms. Broader forfeited and to cover certain costs she incurred in connection with leaving her former employer, she was also awarded a $1,030,000 cash sign-on bonus, and a sign-on grant of restricted stock with a fair market value of $3,000,000. Ms. Broader must repay all or a portion of the cash sign-on bonus if she voluntarily resigns from the Company within 24 months of her start date. The restricted shares vest 25% on each of the first and second anniversaries of the grant date with the remaining 50% vesting on the third anniversary.

•
Ms. Broader participates in the Company’s Executive Severance Plan, under which if her employment is terminated at any time without good cause, she would be entitled to receive continuation of base salary for 24 months, among other benefits.

Retirement and Welfare Benefits
401(k) Plan
As a means for all eligible employees at all levels of the Company to accumulate retirement savings, we maintain a 401(k) Plan, as amended and restated January 1, 2015. Under the 401(k) feature of the plan, eligible employees can elect to defer up to 100% of their respective compensation, subject to statutory limitations, and have it contributed to the plan. The Company has elected to match employee contributions at 50% on the first 6% of the employees’ compensation that is contributed and, in the future, may elect to make additional contributions at its discretion.
Employee Stock Purchase Plan
We also maintain an employee stock purchase plan to provide eligible employees at all levels an opportunity to become stockholders of the Company. Eligible employees may purchase shares of our stock semi-annually during specified offering periods at a 15% discount to the value of the stock. Executive officers are eligible to participate in this stock purchase plan.
Health and Welfare Benefits
Our executive officers are also eligible to participate in the medical and dental coverage, life and disability insurance, paid time off, and other programs that are generally available to all of our full time employees.
Other Benefits
We do not provide significant perquisites or personal benefits to NEOs. We provide competitive relocation benefits to newly hired officers, in keeping with industry practices. We offer to pay for an annual physical examination and provide supplemental disability income insurance for all officers, including all NEOs. The costs of the annual physical and supplemental disability income insurance are immaterial. The annual physical helps to mitigate the risk of losing the services of a member of senior management due to otherwise undetected health issues. The Company believes that the financial security provided to executives through the supplemental disability income insurance is a good investment because it provides a useful tool in the retention of top talent. We value perquisites at their incremental cost to us in accordance with SEC regulations. These amounts, if applicable, are reflected in the Summary Compensation Table below under the column entitled “All Other Compensation” and the related footnotes.
Deferred Compensation Plan
The Company has adopted two nonqualified plans that permit executive officers to defer current compensation, on a tax-deferred basis, for long-term or retirement savings, one of which relates to deferrals made through December 31, 2004, and related earnings and the other of which relates to deferrals since January 1, 2005 and related earnings. Pursuant to the deferred compensation plans, participants are allowed to defer a portion of their eligible compensation. Under each plan, a book account is then maintained for each such executive officer in which there is an accounting of the amount of compensation deferred and deemed earnings on those amounts based upon the participant’s selection of various available investment options. The Company has not made any matching funds or other contribution to any participant’s account. In accordance with the terms of each of the plans, the deferral is placed in a “rabbi” trust. This trust arrangement offers a degree of assurance for ultimate payment of benefits without causing constructive receipt of the deferral or earnings thereon for income tax purposes. The assets in the trust remain subject to the claims of our creditors and are not the property of the executive officer unless there is a retirement, termination of employment, or a previously elected in-service distribution.
Section 409A of the Internal Revenue Code (the “Code”) imposes restrictions on the funding of, distributions made under, and elections to participate in, nonqualified deferred compensation arrangements. Although we believe that we are operating in compliance with the statutory provisions relating to Section 409A that are currently effective and have made appropriate modifications to the applicable plan, the statute and its regulations are complex and subject to further interpretation. Thus, it is possible that we will have to make additional adjustments to our nonqualified deferred compensation arrangements to comply with the applicable rules as further interpretations are issued.
Severance and Change in Control Benefits
The Company offers reasonable severance benefits to all NEOs in order to attract and retain highly skilled management talent. Many other retailers offer comparable severance benefits. As a result, the Company has adopted an Executive Severance Plan, which provides severance benefits upon certain terminations of employment. The plan is on file with the SEC, as required, and the material terms are summarized on page 31 of this Amendment.
None of these severance benefits provide for payment of excise tax gross-ups.
Compensation Governance Policies
Share Ownership Guidelines
The Company has adopted stock ownership guidelines for all senior officers and directors, including the NEOs. Compliance with the ownership guidelines is reviewed by the Compensation Committee annually, typically each June. The guidelines were most recently revised, effective April 2016, to (a) increase the ownership requirement for the CEO and non-employee directors and (b) to increase the retention guideline for all covered officers and directors to 50% of net-after-tax shares. The following table summarizes our current ownership guidelines for executives and non-employee directors:

Position	Ownership Guidelines
Chief Executive Officer	5x Base Salary
Brand Presidents	2x Base Salary
Executive Vice Presidents	1.5x Base Salary
Non-Employee Directors	5x Annual Cash Retainer
Until each officer or non-employee director achieves their respective ownership level, he or she must retain and hold on a net-after-tax basis at least 50% of the shares obtained as a result of a stock option exercise or the vesting of restricted shares. Shares counted toward the ownership guidelines include shares owned outright as well as shares otherwise beneficially owned by such officer or director (as beneficial ownership is defined by the SEC’s rules and regulations). Unvested restricted and performance shares and unvested options awarded under our stock incentive plan are not counted.
Hedging and Pledging Prohibition
Officers and directors are not permitted to hedge their economic exposures to the Company stock that they own and are not permitted to trade our stock on margin. Beginning December 1, 2013, NEOs, Board members and other “insiders” were prohibited from pledging their shares of the Company’s stock. Anyone who pledged shares prior to December 1, 2013 may continue to pledge those shares, but may not pledge any additional securities.
Clawback Agreements
The Company has “clawback” agreements with the CEO and CFO. Under these Agreements, each executive is required to reimburse the Company for incentive compensation previously paid to the executive under any of the Company’s executive bonus programs if within two years from the date of payment of such incentive compensation, the Company is required to prepare an accounting restatement due to material noncompliance of the Company with any then-applicable financial reporting requirement under the securities laws as a result of misconduct and/or gross negligence by the executive in failing to prevent the misconduct or if the executive is otherwise subject to automatic forfeiture under Section 304 of the Sarbanes-Oxley Act of 2002. The Compensation Committee believes that the officers who certify the Company’s financial reporting should not be unjustly enriched for prior reporting periods in the event of such a restatement.

Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code prohibits publicly held companies from deducting certain compensation to any one NEO, other than the CFO, in excess of $1,000,000 during the tax year. However, Section 162(m) provides that, to the extent that compensation is based on the attainment of performance goals set by the Compensation Committee pursuant to plans approved by our stockholders, the compensation is exempt from the deductibility limitations. Our Compensation Committee administered the bonus awards under the Bonus Plan in an effort to have the payouts qualify for the “performance-based” exemption from the $1,000,000 limit.
Compensation realized from stock options granted under the 2012 Omnibus Plan is believed to qualify for the performance-based exemption under Section 162(m), and is, therefore, treated as fully deductible. In addition, the Compensation Committee has administered the performance share awards in an effort to also qualify for the performance-based exemption; therefore, compensation realized from performance shares has been treated as fully deductible. Compensation realized from time-based vesting restricted stock grants, however, does not qualify for such an exemption. Thus, to the extent taxable compensation from restricted stock earnings in combination with salaries and certain other compensation elements for any NEO exceeds $1,000,000, such compensation will not be deductible.
The Company is permitted and reserves the right to pay other amounts that are not tax deductible to meet the design goals of our executive compensation program, including, for example, the sign-on bonus, sign-on grant and guaranteed bonus for Ms. Broader discussed above. In any event, because of the uncertainties associated with the application and interpretation of Section 162(m) and the regulations issued thereunder, there can be no assurance that compensation intended to satisfy the requirements for deductibility under Section 162(m) will in fact be deductible.

Summary Compensation Table
The following table includes information concerning compensation for fiscal years 2015, 2014 and 2013 in reference to the NEOs, which consists of each person who served as the Company’s principal executive officer during fiscal 2015, the Company’s principal financial officer, and the three most highly compensated executive officers of the Company other than the principal executive officers and the principal financial officer. A description of the material terms of the employment agreements for each of the NEOs, including a description of potential post-employment payments, appears below under the headings “Employment Agreements for Named Executive Officers” and “Payments Upon Termination or Change in Control for Named Executive Officers.”

Name and Principal Position	Fiscal Year Ended	Salary (1) ($)	Bonus (2) ($)	Stock Awards (3) (4) (5) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation (6) ($)	Change in Nonqualified Deferred Compensation Earnings ($)	All Other Compensation (7) ($)	Total (8) ($)
David F. Dyer,	1/30/2016	804,983	—	6,625,147	—	606,926	—	157,827	8,194,883
President and Chief Executive Officer	1/31/2015	950,000	—	6,625,133	—	—	—	22,159	7,597,292
	2/1/2014	950,000	—	5,600,192	—	—	—	11,035	6,561,227

Shelley G. Broader,	1/30/2016	190,385	275,000	3,000,115	—	—	—	13,605	3,479,105
Chief Executive Officer and President

Todd E. Vogensen,	1/30/2016	470,673	—	800,297	—	137,732	—	9,041	1,417,743
Executive Vice President-Chief Financial Officer and Asst. Corporate Secretary	1/31/2015	373,750	—	288,253	—	—	—	7,178	669,181

Cynthia S. Murray,	1/30/2016	725,000	—	1,800,030	—	107,313	—	15,939	2,648,282
Brand President- Chico’s	1/31/2015	725,000	—	1,360,094	—	—	—	13,604	2,098,698
	2/1/2014	725,000	—	2,996,154	—	—	—	10,848	3,732,002

Donna M. Colaco,	1/30/2016	725,000	—	1,800,030	—	107,313	—	10,582	2,642,925
Brand President- White House Black Market	1/31/2015	725,000	—	1,360,094	—	—	—	17,042	2,102,136
	2/1/2014	725,000	—	2,996,154	—	—	—	8,889	3,730,043

Laurie J. Van Brunt,	1/30/2016	525,000	—	1,200,263	—	126,602	—	22,791	1,874,656
Brand President- Soma	1/31/2015	525,000	—	884,276	—	—	—	11,049	1,420,325
	2/1/2014	525,000	—	1,488,070	—	—	—	74,561	2,087,631

(1)
In fiscal 2015, Mr. Dyer, Mr. Vogensen, Ms. Colaco, Ms. Murray and Ms. Van Brunt contributed a portion of his or her compensation to the Company’s 401(k) savings plan. For Mr. Dyer, of the $804,983 included in this column for fiscal 2015, $13,750 is related to director fees.

(2)	The amounts in this column consist of a guaranteed bonus paid to Ms. Broader in fiscal 2015 totaling $275,000.

(3)
The amounts included in the “Stock Awards” column for fiscal 2015, fiscal 2014, and fiscal 2013 represent the aggregate grant date fair value of restricted stock, performance shares and performance share units granted in each year presented in the table (excluding any estimated amount for forfeitures related to service-based vesting conditions) in accordance with authoritative guidance, and does not correspond to the Company’s accounting expense for these awards. For a discussion of the valuation of stock awards, see Note 13 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016 (fiscal 2015). See the Grants of Plan-Based Awards Table for information on restricted stock granted in fiscal 2015. The amounts included in the “Stock Awards” column includes the grant date fair value of PSUs that were not fully earned in fiscal 2015 because the Company’s RONA was below target, and the grant date fair value of PSUs that were canceled in full in fiscal 2014 and 2013 because the RONA threshold was not met in either fiscal year.

(4)
The amounts included in the “Stock Awards” column for fiscal 2015, fiscal 2014, and fiscal 2013 for performance shares and performance share units assume achievement at target. The maximum payout achievable was 150% of target in fiscal 2015 and 2014 and 125% of target in fiscal 2013.

(5)
The actual amounts that the NEOs will be able to realize from these equity awards will depend on a number of factors including the Company’s actual operating performance, stock price, the vesting terms of the award and the applicable NEO’s continued employment. The disclosure rules require inclusion of the target grant date fair value of performance share units even though the awards were not fully earned in fiscal 2015 and were not earned and canceled in full in fiscal 2014.

(6)
The amounts in this column consist of annual incentive bonus payments earned by each of the NEOs earned based on company performance in fiscal 2015, fiscal 2014 and fiscal 2013. See “Compensation Discussion and Analysis–Annual Cash Incentive Bonuses.” Amounts earned with respect to the respective fiscal year are accrued as expenses in such fiscal year, even though a portion of such bonuses were computed and paid following the end of the respective fiscal year.

(7)
The amounts in this column consist of the Company’s matching contributions to its 401(k) savings plan on behalf of the NEOs, group term life and disability insurance premiums paid by the Company on behalf of the NEOs, supplemental executive disability premiums paid by the Company on behalf of the NEOs, expenses related to the Company’s executive wellness program, relocation expenses during the fiscal year, if applicable, consulting fees and termination expenses during the fiscal year, if applicable. For Mr. Dyer, of the $157,827 included in this column for fiscal 2015, $147,500 related to consulting services Mr. Dyer provided to the Company.

(8)
The disclosure rules require inclusion of the target grant date fair value of performance share units even though the awards were not fully vested in fiscal 2015 and were canceled in full in fiscal 2014. Compensation NEOs earned based on our actual performance in fiscal 2015 was as follows: Mr. Dyer: $7,432,991, Ms. Broader: $3,479,105, Mr. Vogensen: $1,325,709, Ms. Colaco: $2,435,922, Ms. Murray: $2,441,279 and Ms. Van Brunt: $1,736,626. Compensation NEOs earned based on our actual performance in fiscal 2014 was as follows: Mr. Dyer: $4,284,726, Mr. Vogensen: $575,074, Ms. Colaco: $1,422,089, Ms. Murray: $1,418,651 and Ms. Van Brunt: $978,187.

Fiscal Year Grants of Plan Based Awards
The following table sets forth certain information with respect to the equity and non-equity incentive awards granted during or for the fiscal year ended January 30, 2016 (fiscal 2015) to each of our NEOs.

	Grant Date	Compensation Committee Action Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	Grant Date Fair Value of Stock Awards (4) ($)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
David F. Dyer	N/A	N/A	356,250	1,425,000	2,493,750
	March 2, 2015	February 23, 2015				90,855	181,710	272,565		3,312,573
	March 2, 2015	February 23, 2015							181,710	3,312,573
Shelley G. Broader	N/A	N/A		275,000	481,250
	December 1, 2015	October 26, 2015							246,720	3,000,115
Todd E. Vogensen	N/A	N/A	82,368	329,471	576,574
	March 2, 2015	February 23, 2015				10,975	21,950	32,925		400,149
	March 2, 2015	February 23, 2015							21,950	400,149
Donna M. Colaco	N/A	N/A	145,000	580,000	1,015,000
	March 2, 2015	February 23, 2015				24,685	49,370	74,055		900,015
	March 2, 2015	February 23, 2015							49,370	900,015
Cynthia S. Murray	N/A	N/A	145,000	580,000	1,015,000
	March 2, 2015	February 23, 2015				24,685	49,370	74,055		900,015
	March 2, 2015	February 23, 2015							49,370	900,015
Laurie J. Van Brunt	N/A	N/A	98,438	393,750	689,063
	March 2, 2015	February 23, 2015				16,460	32,920	49,380		600,132
	March 2, 2015	February 23, 2015							32,920	600,132

(1)
These columns show the range of aggregate payouts targeted for fiscal 2015 performance under the Chico’s FAS, Inc. Cash Bonus Incentive Plan as described in the section titled “Annual Cash Incentive Bonuses” in the Compensation Discussion and Analysis. The Threshold amount represents the aggregate amount that would have been payable to the executive officer if the Company had achieved just the minimum performance level for each of the performance measures applicable to the particular executive officer for the fiscal year. The Target amount represents the amount that would have been payable to the executive officer if the Company had achieved the targeted performance level for each of the performance measures applicable to the particular executive officer for the fiscal year. The Maximum amount represents the amount that would have been payable to the executive officer if the Company had achieved the maximum performance level for each of the performance measures applicable to the particular executive officer for the fiscal year. Pursuant to the Cash Bonus Incentive Plan, performance for fiscal 2015 was below the target level for each NEO’s respective performance measures, except for Ms. Broader, as more particularly described in the section titled “Annual Cash Incentive Bonuses” in the Compensation Discussion and Analysis. As a result, bonuses were paid at less than target for fiscal 2015 performance for these NEOs, as shown in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.” Ms. Broader, whose employment began December 1, 2015, was entitled to a minimum guaranteed bonus of $275,000 for fiscal 2015.

(2)
These columns include performance-based awards granted in fiscal 2015 under the 2012 Omnibus Plan. For Mr. Dyer, Mr. Vogensen, Ms. Colaco, Ms. Murray, and Ms. Van Brunt, these columns include amounts for PSUs pursuant to which each of Mr. Dyer, Mr. Vogensen, Ms. Colaco, Ms. Murray, and Ms. Van Brunt were eligible to earn shares, contingent upon the achievement of certain levels of the Company’s RONA in fiscal 2015. Any shares earned based on the achievement of such goals will vest over three years from the date of grant. Based on the Company’s performance in fiscal 2015, the Company achieved less than the RONA target, resulting in the forfeiture of 23% of PSUs granted.

(3)
This column includes restricted stock granted under the 2012 Omnibus Plan. Restricted stock awards have no express performance criteria other than continued employment (with limited exceptions for termination of employment due to death, disability, retirement, and change in control). However, restricted stock has an implicit performance criterion because the higher the Company’s stock price, the greater the value of the restricted stock award.

(4)
The amounts in this column represent the aggregate grant date fair value of each award, computed in accordance with accounting guidance. For PSUs, the amount shown is based on the probable outcome at the time of grant, which was target. However, based on the Company’s actual performance in fiscal 2015, actual RONA was below target, resulting in forfeiture of 23% of the target PSUs granted. For a discussion of the valuation of stock awards, see Note 13 to the Company’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended January 30, 2016 (fiscal 2015).

Outstanding Equity Awards at Fiscal Year End
The following table outlines outstanding long-term equity-based incentive compensation awards for our NEOs as of January 30, 2016 (last day of fiscal 2015). Each outstanding award is shown separately. The vesting schedule for each award is described in the footnotes to this table.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (2) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name (4)	Exercisable	Unexercisable
David F. Dyer	10,000	—		20.17	3/5/2017	—	—	181,710	1,887,967
	10,000	—		24.58	6/26/2017	—	—
Shelley G. Broader						246,720	2,563,421	—	—
Todd E. Vogensen	1,667	—		14.60	11/19/2019	807	8,385	21,950	228,061
	1,667	—		13.78	2/25/2020	3,800	39,482
	2,000	—		13.69	2/24/2021	3,894	40,459
						21,950	228,061
Donna M. Colaco	30,000	—		14.86	9/7/2017	100,000	1,039,000	49,370	512,954
	30,000	—		13.78	2/25/2020	12,777	132,753
	55,000	—		13.69	2/24/2021	27,460	285,309
						49,370	512,954
Cynthia S. Murray	30,000	—		13.78	2/25/2020	100,000	1,039,000	49,370	512,954
	55,000	—		13.69	2/24/2021	12,777	132,753
						27,460	285,309
						49,370	512,954
Laurie J. Van Brunt	—	—		—	—	80,000	831,200	32,920	342,039
						50,000	519,500
						6,290	65,353
						17,854	185,503
						32,920	342,039

(1)	All restricted stock vests at the rate of 33-1/3% per year beginning on the one-year anniversary of the date of grant with the exception of the following grants:

a.
100,000 unvested shares for Ms. Colaco and Ms. Murray and 80,000 unvested shares for Ms. Van Brunt, which vest over a five-year period from the date of grant with 20% vesting on the three-year anniversary of the date of grant, 20% vesting on the four-year anniversary of the date of grant and 60% vesting on the five-year anniversary of the date of grant.

b.
246,720 unvested shares for Ms. Broader which vest over a three-year period from the date of grant with 25% vesting on each of the first anniversary and the second anniversary of the date of grant and 50% vesting on the third anniversary of the date of grant.

(2)
Awards in this column represent the target number of performance-based restricted stock units that were not yet vested as of January 30, 2016. The actual number of shares earned based on fiscal 2015 RONA was 77% of the target number. These stock units vest at a rate of 33-1/3% per year beginning on the one-year anniversary of the date of grant if earned based on performance.

Fiscal Year Options Exercised and Stock Vested
The following table sets forth stock options exercised and restricted stock vested during the fiscal year ended January 30, 2016 (fiscal 2015) with respect to our NEOs. The dollar figures in the table below reflect the value on the exercise date for Option Awards and the vesting date for Stock Awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
David F. Dyer	—	—	593,484	8,547,395
Todd E. Vogensen	—	—	6,651	117,702
Donna M. Colaco	—	—	153,874	2,499,871
Cynthia S. Murray	68,000	938,152	162,208	2,650,467
Laurie J. Van Brunt	70,000	359,698	53,717	972,208

Fiscal Year Retirement Benefits
The Company does not maintain a defined benefit pension plan for any of its employees, including for any of the NEOs. Thus, there are no accumulated pension benefits for any of its NEOs. The only funded retirement benefits that are provided for the Company’s NEOs are those resulting from contributions made under the Company’s 401(k)/profit sharing plan.

Fiscal Year Nonqualified Deferred Compensation
The following table illustrates the nonqualified deferred compensation benefits under the Nonqualified Deferred Compensation Plans, reported collectively.

Name	Executive Contributions in Last Fiscal Year (1) ($)	Registrant Contributions in Last Fiscal Year (2) ($)	Aggregate Earnings (Losses) in Last Fiscal Year ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last Fiscal Year-End (3) ($)

David F. Dyer	—	—	—	—	—
Shelley G. Broader	—	—	—	—	—
Todd E. Vogensen	—	—	—	—	—
Cynthia S. Murray	—	—	—	—	—
Donna M. Colaco	—	—	—	—	—
Laurie J. Van Brunt	31,500	—	—	—	222,850

(1)
For Ms. Van Brunt, the amount shown in this column represents the deferral of a portion of her annual salary in fiscal 2015. The portion deferred is reflected as part of Ms. Van Brunt's annual salary reported in the Summary Compensation Table.

(2)
The Company may make contributions on behalf of its executive officers to the Deferred Plan. To date, no Company contributions have been made under the Deferred Plan nor has the Company paid above market earnings on accounts under the Deferred Plan.

(3)
The aggregate balances shown above represent amounts that NEOs earned but elected to defer, plus earnings (or losses), if applicable. Deferred amounts have previously been reported as compensation in the Summary Compensation Table contained in the Compensation Discussion & Analysis for the year in which such deferred amounts were earned. Account balances may be invested in phantom investments selected by the executive from an array of investment options. The array changes from time to time; as of January 30, 2016, participants could choose among several different investments, including domestic and international equity, income, short-term investment, and blended-fund investment. The participants are not being offered and thus cannot choose a Company stock fund.

As described on page 21, the Company maintains two separate nonqualified deferred compensation plans. Laurie J. Van Brunt participated in our deferred compensation plan for deferrals after January 1, 2015, with contributions of $31,500 in fiscal 2015 and an ending balance of $222,850 at the end of fiscal 2015.

Employment Agreements for Named Executive Officers
David F. Dyer.    Mr. Dyer, who currently serves as Vice Chair of the Board of Directors and was formerly President and Chief Executive Officer of the Company, was subject to an at-will employment offer letter dated January 7, 2009, as subsequently amended on March 6, 2015. The offer letter contemplated an annual base salary and certain other benefits. Mr. Dyer’s base salary was $950,000 and was subject to further increases as set from time to time by the Board of Directors. Mr. Dyer was also eligible for an annual bonus under the Company’s Cash Bonus Incentive Plan. For fiscal 2015, Mr. Dyer’s aggregate annual cash bonus, to the extent earned, had a threshold bonus equal to 37.5% of his base salary, a target bonus equal to 150% of his base salary and a maximum bonus equal to 262.5% of his base salary.
The employment offer letter also provided for certain restrictive covenants which, if violated, can result in immediate forfeiture of any unvested equity grants and the cancellation of all then-outstanding option grants and clawback of any option exercises occurring in the six months prior to such violation. Forfeiture of equity grants and option gains may also be triggered in the event grounds for a “cause” termination are uncovered during a severance period. Effective December 1, 2015, Mr. Dyer retired as an executive officer and began service as Vice Chair of the Board of Directors, a non-executive board member position.
Mr. Dyer is also a party to a “clawback” agreement with the Company as more fully described on page 22.
Shelley G. Broader.    Ms. Broader, who currently serves as Chief Executive Officer and President, is subject to an at-will employment offer letter dated October 26, 2015. The offer letter contemplates an annual base salary and certain other benefits. Ms. Broader’s current base salary is $1,100,000 and is subject to further increases as set from time to time by the Board of Directors. Ms. Broader is also eligible for an annual bonus under the Company’s Cash Bonus Incentive Plan. In particular, for fiscal 2016, Ms. Broader’s aggregate annual cash bonus, to the extent earned, has a guaranteed minimum bonus equal to $1,375,000 and a maximum bonus equal to 175% of her base salary. In fiscal 2015, consistent with the terms of the offer letter, she received a guaranteed bonus of $275,000, certain relocation benefits and was awarded restricted stock of $3 million. Ms. Broader will receive a $1.03 million sign-on bonus, less applicable taxes, upon establishing residency for herself and family in the United States and relocating herself and her family’s residency to the Fort Myers, FL area. Ms. Broader is eligible to be considered for additional awards of stock options or other stock-based compensation of the Company consistent with the equity award practices applicable to other senior officers.
Ms. Broader is also a party to a “clawback” agreement with the Company as more fully described on page 22.
Todd E. Vogensen.    Mr. Vogensen, who currently serves as Executive Vice President-Chief Financial Officer and Assistant Corporate Secretary, is subject to an at-will employment offer letter dated September 23, 2009, as subsequently amended on March 3, 2015. The offer letter contemplates an annual base salary and certain other benefits. Mr. Vogensen’s current base salary is $500,000 and is subject to further increases as set from time to time by the Board of Directors. Mr. Vogensen is also eligible for an annual bonus under the Company’s Cash Bonus Incentive Plan. In particular, for fiscal 2016, Mr. Vogensen’s aggregate annual cash bonus, to the extent earned, has a threshold bonus equal to 17.5% of his base salary, a target bonus equal to 70% of his base salary and a maximum bonus equal to 122.5% of his base salary. Mr. Vogensen is eligible to be considered for additional awards of stock options or other stock-based compensation of the Company consistent with the equity award practices applicable to other senior officers.
Mr. Vogensen is also a party to a “clawback” agreement with the Company as more fully described on page 22.
Donna M. Colaco.    Ms. Colaco, who currently serves as Brand President-White House | Black Market, is subject to an at-will employment offer letter dated July 19, 2007. The offer letter contemplates an annual base salary and certain other benefits. Ms. Colaco’s current base salary is $725,000 and is subject to further increases as set from time to time by the Board of Directors. Ms. Colaco is also eligible for an annual bonus under the Company’s Cash Bonus Incentive Plan. In particular, for fiscal 2016, Ms. Colaco’s aggregate annual cash bonus, to the extent earned, has a threshold bonus equal to 20% of her base salary, a target bonus equal to 80% of her base salary, and a maximum bonus equal to 140% of her base salary. Ms. Colaco is eligible to be considered for additional awards of stock options or other stock-based compensation of the Company consistent with the equity award practices applicable to other senior officers.
Cynthia S. Murray.    Ms. Murray, who currently serves as Brand President-Chico’s, is subject to an at-will employment offer letter dated January 29, 2009. The offer letter contemplates an annual base salary and certain other benefits. Ms. Murray’s current base salary is $725,000 and is subject to annual increases as determined from time to time by the Company’s Board of Directors. Ms. Murray is also eligible for an annual bonus under the Company’s Cash Bonus Incentive Plan. In particular, for fiscal 2016, Ms. Murray’s aggregate annual cash bonus, to the extent earned, has a threshold bonus equal to 20% of her base salary, a target bonus equal to 80% of her base salary and a maximum bonus equal to 140% of her base salary. In 2009, consistent with the terms of the offer letter, she received a sign-on bonus and certain relocation benefits and was awarded certain stock options and restricted stock. Ms. Murray also is eligible to be considered for additional awards of stock options or other stock-based compensation of the Company consistent with the equity award practices applicable to other senior officers.

Laurie J. Van Brunt. Ms. Van Brunt, who serves as Brand President-Soma, is subject to an at-will employment offer letter dated April 21, 2010. The offer letter contemplates an annual base salary and certain other benefits. Ms. Van Brunt’s current base salary is $525,000 and is subject to annual increases as determined from time to time by the Company’s Board of Directors. Ms. Van Brunt is also eligible for an annual bonus under the Company’s Cash Bonus Incentive Plan. In particular, for fiscal 2016, Ms. Van Brunt’s aggregate annual cash bonus, to the extent earned, has a threshold bonus equal to 18.75% of her base salary, a target bonus equal to 75% of her base salary and a maximum bonus equal to 131.25% of her base salary. Ms. Van Brunt also is eligible to be considered for additional awards of stock options or other stock-based compensation of the Company consistent with the equity award practices applicable to other senior officers.
A description of potential post-employment payments payable to the Company’s NEOs appears below under the heading “Potential Payments Upon Termination or Change in Control for Named Executive Officers.”

Payments Upon Termination or Change in Control for Named Executive Officers
The section below describes the payments that may be made to NEOs upon termination of their employment, pursuant to individual agreements or otherwise.
General
Effective October 1, 2007, the Company put into effect a formal executive severance plan for certain eligible officer employees, including the Company’s NEOs, who are not covered by superseding provisions in their respective employment agreements. The Company’s executive severance plan currently covers the Chief Executive Officer, executive vice presidents, senior vice presidents and group vice presidents. The Company also maintains a separate severance plan that covers vice presidents not covered by the executive severance plan.
The purpose of the executive severance plan is to promote uniform treatment of senior executives who are involuntarily terminated other than for “cause” or who terminate for good reason. Furthermore, the executive severance plan provides benefits to senior executives who, following a change in control as defined in the executive severance plan, have not been offered employment comparable to that which the Company provided prior to the change in control.
The plan provides payment of benefits for termination with good reason for any of the following events:(i) any material reduction in current titles or positions, or a material reduction in then-current duties or responsibilities, (ii) a change of corporate location that is more than fifty (50) miles from current place of employment, or (iii) a reduction in total compensation of more than thirty percent (30%). Pursuant to Ms. Broader’s employment letter agreement dated October 26, 2015, the term “Good Reason” also includes: the Company’s fraudulent, criminal or other serious misconduct which would have a material adverse effect on the Company and which occurred prior to her becoming Chief Executive Officer and President of the Company, or a substantial diminution in duties or responsibilities (including a change in reporting relationships) resulting from a “Change in Control” as defined in the 2012 Omnibus Plan.
The executive severance plan provides for the following severance benefits:

—	A cash payment equal to 12 months of the senior executive’s annual base salary (24 months for the Chief Executive Officer).

—	A cash payment equal to the senior executive’s prorated bonus, if earned, for the year in which the termination occurs.

—
For executives other than the Chief Executive Officer, provided that the senior executive is enrolled in health care coverage under applicable law, the Company will fully subsidize the COBRA premium cost for a period of up to 12 months. The Chief Executive Officer will receive a cash lump sum payment equal to the aggregate COBRA healthcare plan premium costs over the severance period.

—	Reimbursement for documented outplacement assistance expenses incurred during the 12 months following the qualifying termination of employment.

—	Release from any obligation to otherwise repay any sign-on bonus or relocation benefit.
The provision of severance benefits under the executive severance plan is conditioned upon the executive executing an agreement and release which includes, among other things, one-year non-competition and non-solicitation restrictive covenants (two years for the Chief Executive Officer), a non-disclosure covenant, a non-disparagement covenant and a release of claims against the Company. For a terminated executive who falls within the definition of a “specified employee” (as defined in Section 409A of the Internal Revenue Code), no severance payment shall be made before the date which is six months after the date of termination of employment.

Potential Payments Upon Termination
Ms. Broader, Mr. Vogensen, Ms. Colaco, Ms. Murray and Ms. Van Brunt are eligible to receive certain post-employment payments as indicated below in accordance with the Company’s above-described executive severance plan (payment of which is conditioned upon entry into the above described letter agreement and release under the executive severance plan) and, in certain cases, under the 2012 Omnibus Plan.
The following table shows the potential payments upon termination for our NEOs as if the respective termination events had occurred on January 30, 2016:

Name and Termination Scenarios	Cash Severance (1) $	Equity (2) $	Health Benefits (3) $	Other Benefits (4) $	Excise Tax Gross Up $	Total $
Shelley G. Broader
w/o Good Reason (Voluntary)	—	—	—	—	N/A	—
w/ Good Reason (Voluntary)	2,200,000	—	33,538	—	N/A	2,233,538
For Good Cause (Involuntary)	—	—	—	—	N/A	—
Death or Disability (Involuntary)	—	2,563,421	—	—	N/A	2,563,421
w/o Good Cause (Involuntary)	2,200,000	—	33,538	21,000	N/A	2,254,538
Change in Control	2,200,000	2,563,421	33,538	21,000	N/A	4,817,959
Todd E. Vogensen
w/o Good Reason (Voluntary)	—	—	—	—	N/A	—
w/ Good Reason (Voluntary)	612,732	—	17,081	—	N/A	629,813
For Good Cause (Involuntary)	—	—	—	—	N/A	—
Death or Disability (Involuntary)	—	544,446	—	—	N/A	544,446
w/o Good Cause (Involuntary)	612,732	—	17,081	21,000	N/A	650,813
Change in Control	612,732	544,446	17,081	21,000	N/A	1,195,259
Donna M. Colaco
w/o Good Reason (Voluntary)	—	—	—	—	N/A	—
w/ Good Reason (Voluntary)	832,313	—	11,952	—	N/A	844,265
For Good Cause (Involuntary)	—	—	—	—	N/A	—
Death or Disability (Involuntary)	—	2,482,971	—	—	N/A	2,482,971
w/o Good Cause (Involuntary)	832,313	—	11,952	21,000	N/A	865,265
Change in Control	832,313	2,482,971	11,952	21,000	N/A	3,348,236
Cynthia S. Murray
w/o Good Reason (Voluntary)	—	—	—	—	N/A	—
w/ Good Reason (Voluntary)	832,313	—	12,340	—	N/A	844,653
For Good Cause (Involuntary)	—	—	—	—	N/A	—
Death or Disability (Involuntary)	—	2,482,971	—	—	N/A	2,482,971
w/o Good Cause (Involuntary)	832,313	—	12,340	21,000	N/A	865,653
Change in Control	832,313	2,482,971	12,340	21,000	N/A	3,348,624
Laurie J. Van Brunt						—
w/o Good Reason (Voluntary)	—	—	—	—	N/A	—
w/ Good Reason (Voluntary)	651,602	—	17,081	—	N/A	668,683
For Good Cause (Involuntary)	—	—	—	—	N/A	—
Death or Disability (Involuntary)	—	2,285,634	—	—	N/A	2,285,634
w/o Good Cause (Involuntary)	651,602	—	17,081	21,000	N/A	689,683
Change in Control	651,602	2,285,634	17,081	21,000	N/A	2,975,317

(1)
The cash severance associated with any termination other than Change in Control is to be paid as income continuation, but is shown in the aggregate and not as a discounted present value. For Mr. Vogensen, Ms. Colaco, Ms. Murray and Ms. Van Brunt the cash severance associated with termination includes 12 months of salary and Cash Bonus Incentive Plan based on the Company’s performance for 2015. For Ms. Broader, the cash severance associated with termination includes 24 months of salary and excludes the guaranteed cash bonus as part of her employment agreement dated October 26, 2015.

(2)
Equity value for vesting of restricted stock and PSUs assumes a value of $10.39/share, which equals the Company’s stock price at the end of the 2015 fiscal year. Stock option value assumes immediate exercise at $10.39/share at termination. There were no outstanding stock options with an exercise price lower than $10.39 as of the end of the 2015 fiscal year. In accordance with the grant agreements pursuant to the Company’s 2012 Omnibus Plan, stock options and outstanding equity grants become 100% vested in the event of death, disability or change in control, as these events are defined. The Company determined that it was appropriate to include amounts related to the potential accelerated vesting of restricted stock in this table to provide a comprehensive view of total payments upon termination for death, disability or change in control.

(3)
For Ms. Broader, Mr. Vogensen, Ms. Colaco, Ms. Murray and Ms. Van Brunt, health benefits represent an estimate using monthly COBRA costs over their respective period of income continuation, but is shown in the aggregate and not as a discounted present value.

(4)	Represents an estimate of maximum outplacement assistance.
Executives Who Have Terminated Employment

As announced on October 28, 2015, David F. Dyer resigned as Chief Executive Officer and President of the Company, effective as of December 1, 2015, the date on which Ms. Broader assumed the position. Effective December 1, 2015, Mr. Dyer became Vice Chair of the Board of Directors. In accordance with the transition plan with Mr. Dyer, Mr. Dyer received four monthly installments for consultation services provided to the Company, totaling $295,000. Mr. Dyer also received $606,926 under the Company's Cash Bonus Incentive Plan for fiscal 2015, based on the Company's level of achieving the established incentive metrics for fiscal 2015. He is also entitled to payments to subsidize the costs to continue his medical, dental, and vision plan benefits until he reaches the age of 67 based on his employment letter agreement dated March 3, 2014. Upon transition to Vice Chair of the Board, all of Mr. Dyer's outstanding restricted stock awards vested in the amount of $4,505,329 and based on the Company's level of achieving the performance criteria for fiscal 2015 as outlined in the performance award agreements, Mr. Dyer's earned performance stock units vested in the amount of $2,550,681.

Compensation Committee Interlocks and Insider Participation

The current members of the Company’s Compensation and Benefits Committee are John J. Mahoney, Janice L. Fields, Stephen E. Watson and Andrea M. Weiss. None of the members of the Compensation and Benefits Committee have at any time been an officer or employee of the Company or any of its subsidiaries, nor did any of them have a relationship requiring disclosure under Item 404 of Regulation S-K promulgated under the Exchange Act. In addition, during the last completed fiscal year, none of our executive officers has served as a member of the board of directors or compensation committee of any other entity that has or has had one or more of its executive officers serving as a member of our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership
The following tables set forth the number of shares of the Company’s common stock beneficially owned by (1) each of its directors and nominees to become a director, (2) each NEO, (3) all directors and executive officers as a group and (4) each person known to the Company as having beneficial ownership of more than 5% of the Company’s common stock together with such owner’s address as of May 16, 2016.

Stock Ownership of Directors and Executive Officers

Directors/Executive Officers	Current Beneficial Holdings (1)(2)		Shares Subject to Options (3)	Total Beneficial Ownership (1)	Percent of Class (4)
David F. Dyer	714,328		20,000	734,328	*
Shelley G. Broader	505,690		—	505,690	*
Todd E. Vogensen	85,640		5,334	90,974	*
Cynthia S. Murray	446,973		85,000	531,973	*
Donna M. Colaco	334,213		115,000	449,213	*
Laurie J. Van Brunt	291,792		—	291,792	*
David F. Walker	78,683		20,000	98,683	*
Ross E. Roeder	178,083		20,000	198,083	*
Verna K. Gibson	724,266	(5)	20,000	744,266	*
John J. Mahoney	84,683		10,000	94,683	*
Andrea M. Weiss	59,729		—	59,729	*
Stephen E. Watson	45,846		—	45,846	*
Janice L. Fields	23,320		—	23,320	*
Bonnie R. Brooks	—		—	—	*
William S. Simon	—		—	—	*
All Directors and Executive Officers as a Group (19 persons)	3,644,151		295,334	3,939,485	3.0%

*	Less than one percent

(1)
For purposes of this table, a person is deemed to be the beneficial owner of shares under applicable SEC rules, if she or he (a) has or shares voting power or dispositive power with respect to such shares, or (b) has the right to acquire ownership of such shares within 60 days. “Voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest in such shares. Except as otherwise indicated, all shares are held with sole voting and investment power.

(2)
The shares listed also include restricted stock which has not yet vested and which is subject to forfeiture as follows: Ms. Broader, 246,720; Mr. Vogensen, 30,451; Ms. Colaco, 189,607; Ms. Murray, 189,607; Ms. Van Brunt 187,064, Mr. Roeder, 7,700; Ms. Gibson, 7,700; Mr. Walker, 7,700; Mr. Mahoney, 7,700; Ms. Weiss, 7,700; Mr. Watson, 7,700; and Ms. Fields, 7,700.

(3)
Represents shares that may be acquired currently or within sixty days after May 16, 2016 through the exercise of stock options. As of May 16, 2016, no shares subject to options outstanding were in-the-money.

(4)
In calculating the percentage ownership for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.

(5)
Includes 135,069 shares owned by Ms. Gibson’s husband, 125,000 shares owned by Ms. Gibson’s grantor trusts, 125,000 shares owned by the grantor trusts of Ms. Gibson’s husband, and 100,000 shares owned by Ms. Gibson’s IRA. Also includes 6,000 shares held by a trust for the benefit of one grandchild of which Ms. Gibson’s husband is the trustee, 6,000 shares held by a separate trust for the benefit of another grandchild of which Ms. Gibson’s husband is the trustee, 7,970 shares held by a separate trust for the benefit of another grandchild of which Ms. Gibson’s husband is the trustee. Ms. Gibson disclaims beneficial ownership of the aggregate 19,970 shares held in these trusts for the grandchildren. 151,710 shares directly owned by Ms. Gibson are subject to a pledge as security for real estate.

Stock Ownership of Certain Beneficial Owners

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
BlackRock, Inc. 55 East 52nd Street New York, NY 10022	12,016,575	(2)	9.1%
Wellington Management Group, LLP 280 Congress Street Boston, MA 02210	10,725,503	(3)	8.1%
T. Rowe Price Associates 100 E. Pratt Street Baltimore, MD 21202	9,834,400	(4)	7.4%
The Vanguard Group. 100 Vanguard Blvd. Malvern, PA 19355	9,547,141	(5)	7.2%

For purposes of this table, a person is deemed to be the beneficial owner of shares under applicable SEC rules, if she or he (a) has or shares voting power or investment power with respect to such shares, or (b) has the right to acquire ownership of such shares within 60 days. “Voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to invest or direct the investment of shares, irrespective of any economic interest in such shares.

(1)
The ownership information set forth herein is based in its entirety on the material contained in Schedules 13F filed with the SEC on May 10, 2016 by BlackRock, Inc. and its affiliates (collectively, “BlackRock”). As reported in such filings, such shares are owned as follows: (i) 12,016,575 shares held by BlackRock with respect to which it has sole investment power and (ii) 11,633,923 shares of which it has sole voting power.

(2)
The ownership information set forth herein is based in its entirety on the material contained in Schedule 13F filed with the SEC on May 13, 2016 by Wellington Management Group, LLP (“Wellington”). As reported in such filing, such shares are owned as follows: (i) 10,725,503 shares held by Wellington with respect to which it has shared investment power, and (ii) 7,423,473 shares of which it has shared voting power.

(3)
The ownership information set forth herein is based in its entirety on the material contained in Schedule 13F filed with the SEC on May 16, 2016 by T. Rowe Price Associates, Inc. (“T. Rowe Price”) As reported in such filing, such shares are owned as follows: (i) 9,834,400 shares held by T. Rowe Price with respect to which it has sole investment power, and (ii) 1,733,900 shares to which it has sole voting power.

(4)
The ownership information set forth herein is based in its entirety on the material contained in Schedule 13F filed with the SEC on May 13, 2016 by The Vanguard Group, (“Vanguard”). As reported in such filing, such shares are owned as follows: (i) 9,247,806 shares held by Vanguard with respect to which it has sole investment power, (ii) 299,335 shares to which it has shared investment power, (iii) 295,135 shares to which it has sole voting power, and (iv) 12,600 shares to which it has shared voting power.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

On an annual basis, each director and executive officer is obligated to complete a Director and Officer Questionnaire which, among other things, requires disclosure of any transactions with the Company in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. As of February 19, 2016, other than compensation arrangements fully described elsewhere in this Amendment, no such transactions have been disclosed. None of the directors or officers of the Company, and no stockholder holding over 5% of the Company’s common stock, and no corporations or firms with which such persons or entities are associated, currently maintains or has maintained since the beginning of the last fiscal year, any significant business or personal relationship with the Company other than such as arises by virtue of such position or ownership interest in the Company. Transactions and relationships that involve directors, executive officers or other related parties and that constitute a conflict with the Company’s interests require, in advance, a full disclosure to and review by the Company’s Audit Committee of all facts and circumstances concerning the transactions and relationships.

Affirmative Determination Regarding Director Independence
Under our Corporate Governance Guidelines, a majority of our Board of Directors is required to be comprised of independent directors. In general, our Board of Directors determines independence on the basis of standards established by the NYSE and as set forth in the NYSE Rules, and other facts and circumstances it considers relevant. Pursuant to the Corporate Governance Guidelines, the Board undertook its annual review of director and director nominee independence in February 2016. During this review or upon nomination to the Board, the Board considered transactions and relationships between each director or nominee or any member of his or her immediate family and the Company and its subsidiaries and affiliates. The Board also examined transactions and relationships between directors, nominees or their affiliates and members of the Company’s senior management or their affiliates. As provided in the Guidelines, the purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. A director is considered independent only if the Board affirmatively determines that the director has no material relationship with the Company, either directly or indirectly. In accordance with the Guidelines and the NYSE listing standards, a director is not independent if:

—	The director is or has been within the last three years an employee of the Company.

—	An immediate family member of the director is or has been within the last three years an executive officer of the Company.

—
The director has received more than $120,000 in direct compensation from the Company during any twelve-month period within the last three years. This excludes director and committee fees or other forms of deferred compensation for prior service.

—
An immediate family member of the director has received more than $120,000 in direct compensation from the Company (excluding for purposes of this computation any direct compensation received as an employee of the Company (other than an executive officer)) during any twelve month period within the last three years.

—	The director or an immediate family member of the director is a current partner of the Company’s internal or external auditor.

—	The director is a current employee of the Company’s internal or external auditor.

—	An immediate family member of the director is a current employee of the Company’s internal or external auditor and works in the auditor’s audit, assurance, or tax compliance practice.

—
Within the last three years, the director or immediate family member of the director was a partner or employee of the Company’s internal or external auditor and personally worked on the Company’s audit.

—
The director or immediate family member of the director is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executive officers at the same time serves or served on the other company’s compensation committee.

—
The director is a current employee, or an immediate family member of the director is a current executive officer, of a company that has made payment to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1,000,000 or 2% of the other company’s consolidated gross revenues.

As a result of this review, and based on information furnished by all members of the Board regarding their relationships with the Company and research conducted by management with respect to outside affiliations, the Board affirmatively determined that eight of the ten directors that served during fiscal 2015, Mr. Walker, Mr. Roeder, Ms. Gibson, Mr. Mahoney, Ms. Weiss, Mr. Watson, Ms. Janice Fields and Ms. Cynthia Fields, were independent of the Company and its management under the independence standards set forth in the Corporate Governance Guidelines, under the NYSE independence standards and under the independence standards set forth in Rule 10A-3 under the Securities Exchange Act of 1934. The Board also affirmatively determined that the Audit, Compensation and Benefits, and Corporate Governance and Nominating Committees are all comprised entirely of independent directors. In addition, members of the Compensation and Benefits Committee meet the additional standards applicable to “outside directors” under Internal Revenue Code Section 162(m) and qualify as “non-employee directors” as defined in Rule 16b-3 under the Securities Exchange Act of 1934.
Mr. Dyer is considered a non-independent director because of his employment as President and Chief Executive Officer of the Company within the last three years. Ms. Broader is considered a non-independent director because of her current employment as Chief Executive Officer and President of the Company.

Item 14. Principal Accounting Fees and Services

Fees to Independent Accountants
The following table presents fees for professional services rendered by EY for the audit of the Company’s annual financial statements for fiscal 2015 (ended January 30, 2016) and fiscal 2014 (ended January 31, 2015) and fees billed for audit-related services, tax services and all other services rendered by EY for fiscal 2015 and fiscal 2014.

	Fiscal 2015	Fiscal 2014
Audit Fees	$1,315,000	$1,145,000
Audit-Related Fees	1,995	1,995
Tax Fees	375,708	223,498
All Other Fees	—	—
Audit Fees
Fees for audit services include aggregate fees billed for professional services rendered for the annual audits of the Company’s financial statements included in Form 10-K filings, the reviews of the Company’s quarterly reports on Form 10-Q, other SEC filings and audit consultations and the Sarbanes-Oxley Section 404 attestation.
Audit-Related Fees
Fees for audit-related services in fiscal 2015 and 2014 included the Company’s use of EY’s online research tools.
Tax Fees
Fees for tax services in fiscal 2015 were principally related to special tax and international tax projects. Fees for tax services in fiscal 2014 were principally related to international tax projects.
All audit-related services, tax services and other services in fiscal 2015 were pre-approved by the Audit Committee, which concluded that the provision of such services by EY was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s outside auditor independence policy provides for pre-approval of audit, audit-related and tax services specifically described by the Audit Committee on an annual basis and, in addition, individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in Part IV, Item 15(a) of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

CHICO’S FAS, INC.

By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director
Date: May 27, 2016

EXHIBIT INDEX

Exhibit Number	Description
31.3	Certification of CEO Pursuant to Rule 13a14(a) under the Exchange Act

31.4	Certification of CFO Pursuant to Rule 13a-14(a) under the Exchange Act