Form 10-Q
period 2016-04-30
CHICOS FAS INC
filed 2016-05-27
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
April 30, 2016	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At May 16, 2016, the registrant had 132,609,279 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015
			(as adjusted)
	Amount	% of Sales	Amount	% of Sales
Net sales	$642,977	100.0	$697,766	100.0
Cost of goods sold	380,642	59.2	402,148	57.6
Gross margin	262,335	40.8	295,618	42.4
Selling, general and administrative expenses	208,141	32.4	228,065	32.7
Restructuring and strategic charges	3,651	0.5	14,875	2.1
Income from operations	50,543	7.9	52,678	7.6
Interest expense, net	(459)	(0.1)	(453)	(0.1)
Income before income taxes	50,084	7.8	52,225	7.5
Income tax provision	19,000	3.0	19,700	2.8
Net income	$31,084	4.8	$32,525	4.7
Per share data:
Net income per common share-basic	$0.23		$0.22
Net income per common and common equivalent share–diluted	$0.23		$0.22
Weighted average common shares outstanding–basic	131,594		143,378
Weighted average common and common equivalent shares outstanding–diluted	131,689		143,771
Dividends declared per share	$0.160		$0.155

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Net income	$31,084	$32,525
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of taxes	33	(12)
Foreign currency translation losses, net of taxes	(31)	(210)
Comprehensive income	$31,086	$32,303

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	April 30, 2016	January 30, 2016	May 2, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$56,502	$89,951	$97,651
Marketable securities, at fair value	50,479	50,194	48,447
Inventories	267,988	233,834	270,313
Prepaid expenses and other current assets	48,105	45,660	48,812
Income tax receivable	10,928	29,157	447
Assets held for sale	16,525	16,525	24,042
Total Current Assets	450,527	465,321	489,712
Property and Equipment, net	535,470	550,953	584,616
Other Assets:
Goodwill	96,774	96,774	145,627
Other intangible assets, net	38,930	38,930	108,449
Other assets, net	14,415	14,074	17,953
Total Other Assets	150,119	149,778	272,029
	$1,136,116	$1,166,052	$1,346,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$144,767	$129,343	$147,323
Current debt	10,000	10,000	34,000
Other current and deferred liabilities	142,091	158,788	171,161
Total Current Liabilities	296,858	298,131	352,484
Noncurrent Liabilities:
Long-term debt	79,735	82,219	90,000
Deferred liabilities	129,306	130,743	142,185
Deferred taxes	16,740	15,171	49,273
Total Noncurrent Liabilities	225,781	228,133	281,458

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,336	1,355	1,434
Additional paid-in capital	436,581	435,881	353,523
Treasury stock, at cost	(326,418)	(289,813)	(187,393)
Retained earnings	501,936	492,325	544,511
Accumulated other comprehensive income	42	40	340
Total Stockholders’ Equity	613,477	639,788	712,415
	$1,136,116	$1,166,052	$1,346,357

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Cash Flows From Operating Activities:
Net income	$31,084	$32,525
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	27,957	30,743
Loss on disposal and impairment of property and equipment	597	6,277
Deferred tax expense (benefit)	307	(425)
Stock-based compensation expense	5,546	7,631
Excess tax benefit from stock-based compensation	(96)	(2,012)
Deferred rent and lease credits	(5,007)	(4,283)
Changes in assets and liabilities:
Inventories	(34,154)	(35,154)
Prepaid expenses and other assets	14,617	(3,468)
Accounts payable	4,814	(8,979)
Accrued and other liabilities	(13,029)	18,884
Net cash provided by operating activities	32,636	41,739
Cash Flows From Investing Activities:
Purchases of marketable securities	(11,403)	(18,252)
Proceeds from sale of marketable securities	11,156	96,351
Purchases of property and equipment, net	(13,056)	(19,839)
Net cash (used in) provided by investing activities	(13,303)	58,260
Cash Flows From Financing Activities:
Proceeds from borrowings	—	124,000
Payments on borrowings	(2,500)	—
Proceeds from issuance of common stock	1,177	8,025
Excess tax benefit from stock-based compensation	96	2,012
Dividends paid	(10,864)	(11,076)
Repurchase of common stock	(40,660)	(258,450)
Net cash used in financing activities	(52,751)	(135,489)
Effects of exchange rate changes on cash and cash equivalents	(31)	(210)
Net decrease in cash and cash equivalents	(33,449)	(35,700)
Cash and Cash Equivalents, Beginning of period	89,951	133,351
Cash and Cash Equivalents, End of period	$56,502	$97,651
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$532	$466
Cash paid for income taxes, net	$377	$6,546

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2016
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 30, 2016, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 8, 2016.
As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended April 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.
Change in Accounting Policy
Effective January 31, 2016, the Company made a voluntary change in accounting principle related to our classification of shipping expenses. Historically, we have presented shipping expenses within selling, general and administrative expenses ("SG&A"). Under the new policy, the Company is presenting these expenses within cost of good sold ("COGS") in the unaudited Condensed Consolidated Statements of Income. The Company believes that this change is preferable as the shipping expenses represent direct costs associated with the sale of our merchandise and improves comparability with the Company's peers. The accounting policy change was applied retrospectively to all periods presented. There was no change to consolidated net income, however, cost of sales increased by $9.3 million and SG&A decreased by the same amount for the thirteen weeks ended May 2, 2015. The Company recorded $8.3 million in shipping expenses as a component of COGS during the thirteen weeks ended April 30, 2016.
Reclassification of Occupancy Expenses and Correction of Immaterial Accounting Error
The Company has changed its classification of store occupancy expenses. Historically, we have presented store occupancy expenses within SG&A. As now reclassified, the Company is presenting these expenses within COGS in the unaudited Condensed Consolidated Statements of Income. The Company believes that the store occupancy expenses represent direct costs associated with the sale of our merchandise and improves comparability with the Company’s peers. This reclassification was applied retrospectively to all periods presented. The Company recorded $95.8 million in store occupancy expenses as a component of COGS during the thirteen weeks ended April 30, 2016.
The Company has also elected to correct the historical classification of shipping revenue within SG&A. To correct the immaterial error, we are classifying shipping revenue as a component of net sales within the unaudited Condensed Consolidated Statements of Income for all periods presented. The Company recorded $3.0 million in shipping revenue as a component of net sales during the thirteen weeks ended April 30, 2016.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2016
(Unaudited)

Adjustments to Presentation
The above mentioned changes had no cumulative effect on the presentation of the unaudited Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, or Condensed Consolidated Statements of Cash Flows. The effects of the aforementioned accounting policy change, change in classification and error correction to the May 2, 2015 unaudited Condensed Consolidated Statement of Income are as follows:

	As Previously Reported	% of Sales	Change in Accounting Policy	Effect of Change in Occupancy Classification	Effect of Error Correction	As Adjusted	% of Sales

Thirteen weeks ended May 2, 2015:
Net sales	$693,339	100.0	$—	$—	$4,427	$697,766	100.0
Cost of goods sold	297,569	42.9	9,341	95,238	—	402,148	57.6
Gross Margin	395,770	57.1	(9,341)	(95,238)	4,427	295,618	42.4
Selling, general and administrative expenses	328,217	47.4	(9,341)	(95,238)	4,427	228,065	32.7
Footnotes to the unaudited Condensed Consolidated Financial Statements herein have been adjusted to reflect the impact of these changes accordingly.

Note 2. New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2016-09 requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The standard also permits an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. This standard will be effective and adopted for our first quarter 2017. We are currently assessing the new standard and its impact to our consolidated results of operations, financial position and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total rent expense. We are currently assessing the new standard and its impact to our consolidated results of operations, financial position and cash flows.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2016
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently assessing the new standard and its impact to our consolidated results of operations, financial position and cash flows.

Note 3. Restructuring and Strategic Charges
During the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives, including omni-channel. In fiscal 2015, in connection with the restructuring program, we completed an evaluation of the Boston Proper brand, completed the sale of the Boston Proper direct-to-consumer business, and closed its stores.
During the first quarter of fiscal 2016, we announced an expansion of our restructuring program to further align the organizational structure with long-term growth initiatives, including transition of executive leadership, and to reduce COGS and SG&A through strategic initiatives. These strategic initiatives include realigning marketing and digital commerce, improving supply chain efficiency, and reducing non-merchandise and marketing expenses. In connection with this program, during the first quarter of fiscal 2016 we recorded pre-tax restructuring and strategic charges of $3.7 million, primarily related to severance charges, continuing employee-related costs and consulting fees, which are included in restructuring and strategic charges in the accompanying condensed consolidated statements of income.
In connection with the restructuring program, we evaluated our domestic store portfolio and identified approximately 175 stores for closure, with 77 stores across our brands, including 20 Boston Proper stores, closed through the first quarter of fiscal 2016. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $1.6 million through fiscal 2017 related to these future closures.
A summary of the restructuring and strategic charges is presented in the table below:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

	(in thousands)
Impairment charges	$—	$5,952
Continuing employee-related costs	1,015	5,625
Severance charges, net	1,184	1,634
Lease termination charges	221	—
Consulting fees and other	1,231	1,664
Total restructuring and strategic charges, pre-tax	$3,651	$14,875
As of April 30, 2016, a reserve of $6.6 million related to restructuring and strategic activities was included in other current and deferred liabilities in the accompanying condensed consolidated balance sheets. A roll-forward of the reserve is presented as follows:

	Continuing employee-related costs	Severance Charges	Lease Termination Charges	Consulting Fees and Other	Total

	(in thousands)
Beginning Balance, January 30, 2016	$2,549	$1,678	$1,101	$9	$5,337
Charges	1,015	1,184	221	1,231	3,651
Payments	(712)	(1,289)	(265)	(164)	(2,430)
Ending Balance, April 30, 2016	$2,852	$1,573	$1,057	$1,076	$6,558

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2016
(Unaudited)

Note 4. Stock-Based Compensation
For the thirteen weeks ended April 30, 2016 and May 2, 2015, stock-based compensation expense was $5.5 million and $7.6 million, respectively. As of April 30, 2016, approximately 5.3 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.
Restricted Stock Awards
Restricted stock award activity for the thirteen weeks ended April 30, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,585,392	$16.60
Granted	1,368,190	12.56
Vested	(779,905)	17.19
Forfeited	(229,038)	15.64
Unvested, end of period	2,944,639	14.64
Performance-based Stock Units
For the thirteen weeks ended April 30, 2016, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2016. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the thirteen weeks ended April 30, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	469,898	$18.23
Granted	733,360	12.55
Vested	(214,465)	18.23
Forfeited (1)	(183,608)	16.51
Unvested, end of period	805,185	13.45
(1) The performance goal for the PSUs granted in 2015 was not fully met. Forfeitures for the thirteen weeks ended April 30, 2016 include the portion of the fiscal 2015 PSUs that were not earned.
 Stock Option Awards
For the thirteen weeks ended April 30, 2016 and May 2, 2015, we did not grant any stock options.
Stock option activity for the thirteen weeks ended April 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,060,774	$15.17
Granted	—	—
Exercised	(6,600)	8.24
Forfeited or expired	(59,000)	27.78
Outstanding and exercisable at April 30, 2016	995,174	14.47

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2016
(Unaudited)

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
Earnings per share (“EPS”) is determined using the two-class method when it is more dilutive than the treasury stock method. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted EPS reflects the dilutive effect of potential common shares from non-participating securities such as stock options and PSUs.
The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

Numerator
Net income	$31,084	$32,525
Net income and dividends declared allocated to participating securities	(646)	(786)
Net income available to common shareholders	$30,438	$31,739
Denominator
Weighted average common shares outstanding – basic	131,594	143,378
Dilutive effect of non-participating securities	95	393
Weighted average common and common equivalent shares outstanding – diluted	131,689	143,771
Net income per common share:
Basic	$0.23	$0.22
Diluted	$0.23	$0.22
For the thirteen weeks ended April 30, 2016 and May 2, 2015, 0.9 million and 0.7 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Note 6. Fair Value Measurements
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of April 30, 2016 generally consist of corporate bonds, U.S. government agencies and commercial paper with $26.1 million of securities with maturity dates within one year or less and $24.4 million with maturity dates over one year and less than two years.
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
April 30, 2016
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
During the quarter ended April 30, 2016, we did not make any transfers between Level 1 and Level 2 financial instruments. Furthermore, as of April 30, 2016, January 30, 2016 and May 2, 2015, we did not have any Level 3 financial instruments. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2016
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial instruments, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of April 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$135	$135	$—	$—
Marketable securities:
Municipal securities	1,535	—	1,535	—
U.S. government agencies	19,823	—	19,823	—
Corporate bonds	24,892	—	24,892	—
Commercial paper	4,229	—	4,229	—
Non Current Assets
Deferred compensation plan	7,785	7,785	—	—
Total	$58,399	$7,920	$50,479	$—

Financial Liabilities:
Long-term debt[1]	$89,735	$—	$90,156	$—

	Balance as of January 30, 2016
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$275	$275	$—	$—
Marketable securities:
U.S. government agencies	21,800	—	21,800	—
Corporate bonds	26,149	—	26,149	—
Commercial paper	2,245	—	2,245	—
Non Current Assets
Deferred compensation plan	7,023	7,023	—	—
Total	$57,492	$7,298	$50,194	$—

Financial Liabilities:
Long-term debt	$92,219	$—	$92,647	$—

	Balance as of May 2, 2015
Current Assets
Cash equivalents:
Money market accounts	$1,840	$1,840	$—	$—
Marketable securities:
Municipal securities	3,078	—	3,078	—
U.S. government agencies	14,303	—	14,303	—
Corporate bonds	29,068	—	29,068	—
Commercial paper	1,998	—	1,998	—
Non Current Assets
Deferred compensation plan	9,125	9,125	—	—
Total	$59,412	$10,965	$48,447	$—

Financial Liabilities:
Long-term debt	124,000	—	124,000	—
1 The carrying value of long-term debt includes the remaining unamortized discount of $0.3 million on the issuance of debt.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 30, 2016
(Unaudited)

Note 7. Debt
In fiscal 2015, we entered into a credit agreement (the "Agreement) providing for a term loan of $100.0 million and a revolving credit facility of $100.0 million. The term loan and revolving credit facility mature on May 4, 2020 and accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement contains customary representations, warranties, and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at April 30, 2016. As of April 30, 2016, we had total available borrowing capacity of $100.0 million under our revolving credit facility.
The following table provides details on our debt outstanding as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016	January 30, 2016	May 2, 2015

	(in thousands)
Credit Agreement, net	$89,735	$92,219	$124,000
Less: current portion	(10,000)	(10,000)	(34,000)
Total long-term debt	$79,735	$82,219	$90,000

Note 8. Share Repurchases
During the thirteen weeks ended April 30, 2016, we repurchased 3.2 million shares, under our share repurchase program announced in November 2015 at a total cost of approximately $36.6 million. As of April 30, 2016, the Company has $223.4 million remaining under the share repurchase program. However we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

Note 9. Subsequent Events
The Company is not aware of any material subsequent events which would require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and our 2015 Annual Report to Stockholders.

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
Net sales for the first quarter of fiscal 2016 were $643.0 million compared to $697.8 million in last year's first quarter. This decrease of 7.9% included $25.3 million related to Boston Proper and reflected a 4.2% decrease in comparable sales and 35 net store closures, or a 1.9% net decrease in selling square footage. Included in the 35 net store closures were 20 Boston Proper stores. The 4.2% decrease in comparable sales for the first quarter was following a 0.1% decrease in last year’s first quarter, reflecting a decrease in average dollar sale and transaction count.
We reported net income for the first quarter of fiscal 2016 of $31.1 million, or $0.23 per diluted share, compared to net income of $32.5 million, or $0.22 per diluted share, in last year’s first quarter. Results for the first quarter of fiscal 2016 include the impact of restructuring and strategic charges primarily consisting of executive transition costs and consulting fees of $2.3 million after-tax, or $0.02 per diluted share. Results for the first quarter of fiscal 2015 include the impact of restructuring and strategic charges primarily consisting of employee-related costs and property and equipment impairment charges of $9.3 million after-tax, or $0.06 per diluted share, and the Boston Proper operating loss of $2.7 million, or $0.02 per diluted share.
Our Business Strategy
Our overall business strategy is focused on building and cultivating a portfolio of high-performing retail brands serving the fashion needs of women 35 years and older.We are focused on increasing the sales volume and profitability of our existing brands through our four focus areas: (1) evolving the customer experience, (2) strengthening our brands' positions, (3) leveraging actionable retail science, and (4) sharpening our financial principles. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.
We pursue the growth of the brands in our portfolio by building our omni-channel capabilities, which includes managing our store base and our growing online presence, executing marketing plans, effectively leveraging expenses and optimizing the potential of each of our three brands. We have invested heavily in our omni-channel capabilities in order to allow customers to fully experience our brands, and not just a channel within our brands. In essence, we view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. To that end, we often refer to our brands' respective websites as "our largest store" within the brand.
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
In 2016 we announced new initiatives to realign marketing and digital commerce, improve supply chain efficiency, and reduce non-merchandise and marketing expenses. Actions taken as part of these initiatives are expected to reduce expenses and complexity, and standardize processes across the Company. These initiatives are expected to improve the Company's ability to respond in real-time to changes in customer demand for merchandise.

RESULTS OF OPERATIONS
Thirteen Weeks Ended April 30, 2016 Compared to the Thirteen Weeks Ended May 2, 2015
The following table depicts net sales by Chico’s, WHBM, Soma and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	Thirteen Weeks Ended
	April 30, 2016		May 2, 2015

	(dollars in thousands)
Chico's	$348,704	54.2%	$369,859	53.0%
WHBM	214,993	33.5	225,442	32.3
Soma	79,280	12.3	77,167	11.1
Boston Proper	—	—	25,298	3.6
Total net sales	$642,977	100.0%	$697,766	100.0%
Net sales for the first quarter decreased to $643.0 million from $697.8 million in last year’s first quarter. This 7.9% decrease includes $25.3 million related to Boston Proper in last year’s first quarter and primarily reflects a 4.2% decrease in comparable sales. Net sales reflects 35 net store closures, including 20 Boston Proper store closures, or a 1.9% net decrease in selling square footage since last year's first quarter. The 4.2% decrease in comparable sales for the first quarter was following a 0.1% decrease in last year’s first quarter, reflecting a decrease in average dollar sale and transaction count.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Chico's	(5.4)%	(2.3)%
WHBM	(3.8)	1.7
Soma	0.5	6.5
Total Company	(4.2)%	(0.1)%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

	(dollars in thousands)
Cost of goods sold	$380,642	$402,148
Gross margin	$262,335	$295,618
Gross margin percentage	40.8%	42.4%
For the first quarter of fiscal 2016, gross margin was $262.3 million compared to $295.6 million in last year’s first quarter. Gross margin was 40.8% of net sales, compared to 42.4% in the first quarter of fiscal 2015. The decrease is primarily due to increased promotional activity in response to lower traffic and sales deleverage of store occupancy expenses, partially offset by reduced incentive compensation.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2016 and May 2, 2015:

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015

	(dollars in thousands)
Selling, general and administrative expenses	$208,141	$228,065
Percentage of total net sales	32.4%	32.7%
For the first quarter of fiscal 2016, SG&A was $208.1 million compared to $228.1 million in last year’s first quarter. SG&A was 32.4% of net sales, a 30 basis point decrease from last year’s first quarter, primarily reflecting $13.0 million of SG&A related to Boston Proper in the first quarter of fiscal 2015, and lower store labor, marketing expenses and incentive compensation, reflecting a slight decline in SG&A rate.
Restructuring and Strategic Charges
In fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. During the first quarter of fiscal 2016, we announced an expansion of our restructuring program to further align the organizational structure with long-term growth initiatives, including transition of executive leadership, and to reduce COGS and SG&A through strategic initiatives. These strategic initiatives include realigning marketing and digital commerce, improving supply chain efficiency, and reducing non-merchandise and marketing expenses.
In connection with this effort, in the first quarter of fiscal 2016, we recorded pre-tax restructuring and strategic charges of $3.7 million, primarily related to severance charges, continuing employee-related costs and consulting fees. The after-tax impact of the restructuring and strategic charges in the first quarter totaled $2.3 million, or $0.02 per diluted share.
In connection with the restructuring program, we evaluated our domestic store portfolio and identified approximately 175 stores for closure, with 77 stores across our brands, including 20 Boston Proper stores, closed through the first quarter of fiscal 2016. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $1.6 million through fiscal 2017 related to these future closures.
Net Income and Earnings Per Diluted Share
We reported net income for the first quarter of fiscal 2016 of $31.1 million, or $0.23 per diluted share, compared to net income of $32.5 million, or $0.22 per diluted share in last year’s first quarter. Results for the first quarter of fiscal 2016 include the impact of restructuring and strategic charges primarily related to executive transition costs and consulting fees of $2.3 million after-tax, or $0.02 per diluted share. Results for the first quarter of fiscal 2015 include the impact of restructuring and strategic charges primarily related to employee-related costs and property and equipment impairment charges of $9.3 million after-tax, or $0.06 per diluted share, and the Boston Proper operating loss of $2.7 million, or $0.02 per diluted share. The change in earnings per share also reflects the impact of 3.2 million shares repurchased in the first quarter of fiscal 2016 and 18.3 million shares repurchased in fiscal 2015, of which 10.7 million shares were repurchased in the first quarter of fiscal 2015.

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

Operating Activities
Net cash provided by operating activities for the first quarter of fiscal 2016 was $32.6 million, a decrease of approximately $9.1 million from last year's first quarter. This decrease is primarily due to property and equipment impairment charges in the prior year and decreases in depreciation and amortization. The changes in working capital primarily reflected the timing of payables and income taxes, partially offset by a decrease in accrued incentive compensation.
Investing Activities
Net cash used in investing activities for the first quarter of fiscal 2016 was $13.3 million compared to $58.3 million provided by investing activities in last year's first quarter, primarily reflecting a $78.3 million decrease in marketable securities related to the partial funding of the accelerated share repurchase agreements in fiscal 2015. Investing activities in the first quarter of fiscal 2016 included net purchases of property and equipment totaling $13.1 million compared to $19.8 million in the same period last year, consistent with our overall business strategy.
Financing Activities
Net cash used in financing activities for the first quarter of fiscal 2016 was $52.8 million compared to $135.5 million in last year's first quarter. The decrease in net cash used in financing activities primarily reflects a decrease of $217.8 million in share repurchases in fiscal 2016 compared to fiscal 2015, partially offset by net borrowings of $124.0 million under our Credit Agreement in fiscal 2015.
Store and Franchise Activity
During the first quarter of fiscal 2016, we had 1 net store closure, consisting of net closures of 4 Chico's and 1 WHBM stores, and openings of 4 Soma stores. Currently, we expect an additional 25 net store closures in fiscal 2016, reflecting approximately 20 net closures of Chico's stores, 10 net closures of WHBM stores and 5 net openings of Soma stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise. As of April 30, 2016, we also sold merchandise through 77 international franchise locations.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, are significant to reporting our results of operations and financial position.
In fiscal 2016 we implemented changes to our accounting policy for the classification of shipping expense, corrected an immaterial error in the classification of shipping revenue and changed the classification of occupancy expenses. Please see Note 1 in our Notes to Condensed Consolidated Financial Statements for a detailed description and reconciliation of these matters.
Other than discussed above, there have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

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
These statements, including those in this Form 10-Q and those in press releases or made orally, relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “expects,” “believes,” “anticipates,” “plans,” “estimates,” “approximately,” “our planning assumptions,” “future outlook,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 8, 2016 and the following:
These potential risks and uncertainties include: the financial strength of retailing in particular and the economy in general; the extent of financial difficulties that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and store concepts; the ability to effectively manage and maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the adequacy and perception of customer service; the ability to respond to actions of activist shareholders and others; the ability to coordinate product development with buying and planning; the quality of merchandise received from suppliers; the ability to efficiently, timely and successfully execute significant shifts in the countries from which merchandise is supplied; the ability of our suppliers to timely produce and deliver clothing and accessories; the changes in the costs of manufacturing, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in shopping initiatives may not deliver the results we anticipate; the risk that comparable sales and margins will experience fluctuations; the ability to successfully execute our business strategies; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, energize and retain qualified sales associates, managerial employees and other employees; the successful integration of our new management team; the ability to achieve the results of our previously announced restructuring program; the ability to expand our distribution center and other support facilities in an efficient and effective manner; the ability to effectively and efficiently establish our websites; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; and the risk that natural disasters, public health crises, political rises, or other catastrophic events could adversely affect our operations and financial results. In addition, there are potential risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including the impact of work stoppages; transportation delays and other interruptions; political or civil instability; imposition of and changes in tariffs and import and export controls such as import quotas; changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of April 30, 2016 has not significantly changed since January 30, 2016. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On May 4, 2015, we entered into a credit agreement, as further discussed in Note 7. The Agreement, which matures on May 4, 2020, has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal securities, corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of April 30, 2016, consisted of $26.1 million of securities with maturity dates within one year or less and $24.4 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of April 30, 2016, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 30, 2016 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 1A.	RISK FACTORS
In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2015 Annual Report on Form 10-K filed with the SEC on March 8, 2016 should be considered as they could materially affect our business, financial condition or future results. Other than as noted below, there have not been any significant changes with respect to the risks described in our 2015 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
January 31, 2016 - February 27, 2016	1,790,037	$10.42	1,783,250	$241,430
February 28, 2016 - April 2, 2016	562,958	12.81	255,300	238,159
April 3, 2016 - April 30, 2016	1,159,764	12.75	1,159,764	223,367
Total	3,512,759	11.57	3,198,314	223,367

(a) Total number of shares purchased includes 314,445 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300.0 million share repurchase plan. There was approximately $223.4 million remaining under the program as of the end of the first quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 18	Preferability Letter from Independent Registered Certified Public Accounting Firm Regarding Change in Accounting Principle

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	May 27, 2016	By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director

Date:	May 27, 2016	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	May 27, 2016	By:	/s/ David M. Oliver
David M. Oliver
Group Vice President Finance - Controller, Chief Accounting Officer and Treasurer