Form 10-Q
period 2016-07-30
CHICOS FAS INC
filed 2016-09-01
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
July 30, 2016	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At August 15, 2016, the registrant had 132,033,005 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Thirteen Weeks and Twenty-Six Weeks Ended July 30, 2016 (Unaudited) and August 1, 2015 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended July 30, 2016 (Unaudited) and August 1, 2015 (Unaudited)	4

	Condensed Consolidated Balance Sheets –July 30, 2016 (Unaudited), January 30, 2016 (Unaudited) and August 1, 2015 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2016 (Unaudited ) and August 1, 2015 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Signatures		30

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
			(as adjusted)				(as adjusted)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$635,732	100.0	$685,826	100.0	$1,278,709	100.0	$1,383,592	100.0
Cost of goods sold	394,922	62.1	421,125	61.4	775,564	60.7	823,273	59.5
Gross margin	240,810	37.9	264,701	38.6	503,145	39.3	560,319	40.5
Selling, general and administrative expenses	186,626	29.4	207,170	30.2	394,767	30.9	435,235	31.5
Goodwill and intangible impairment charges	—	0.0	66,941	9.8	—	0.0	66,941	4.8
Restructuring and strategic charges	16,556	2.6	16,166	2.3	20,207	1.5	31,041	2.2
Income (loss) from operations	37,628	5.9	(25,576)	(3.7)	88,171	6.9	27,102	2.0
Interest expense, net	(489)	(0.1)	(502)	(0.1)	(948)	(0.1)	(955)	(0.1)
Income (loss) before income taxes	37,139	5.8	(26,078)	(3.8)	87,223	6.8	26,147	1.9
Income tax provision (benefit)	14,100	2.2	(28,200)	(4.1)	33,100	2.6	(8,500)	(0.6)
Net income	$23,039	3.6	$2,122	0.3	$54,123	4.2	$34,647	2.5
Per share data:
Net income per common share-basic	$0.17		$0.02		$0.41		$0.24
Net income per common and common equivalent share–diluted	$0.17		$0.02		$0.41		$0.24
Weighted average common shares outstanding–basic	129,215		138,606		130,406		140,992
Weighted average common and common equivalent shares outstanding–diluted	129,362		138,961		130,516		141,339
Dividends declared per share	$0.0800		$0.0775		$0.2400		$0.2325

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Net income	$23,039	$2,122	$54,123	$34,647
Other comprehensive income (loss):
Unrealized gains (losses) on marketable securities, net of taxes	6	(6)	39	(18)
Foreign currency translation gains (losses), net of taxes	4	331	(27)	121
Comprehensive income	$23,049	$2,447	$54,135	$34,750

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	July 30, 2016	January 30, 2016	August 1, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$100,532	$89,951	$109,015
Marketable securities, at fair value	50,612	50,194	47,999
Inventories	235,636	233,834	239,043
Prepaid expenses and other current assets	43,135	45,660	50,190
Income tax receivable	3,070	29,157	11,482
Assets held for sale	18,667	16,525	85,941
Total Current Assets	451,652	465,321	543,670
Property and Equipment, net	515,088	550,953	563,583
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	18,989	14,074	22,829
Total Other Assets	154,693	149,778	158,533
	$1,121,433	$1,166,052	$1,265,786
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$136,761	$129,343	$148,288
Current debt	10,000	10,000	10,000
Other current and deferred liabilities	151,823	158,788	150,433
Liabilities held for sale	—	—	7,297
Total Current Liabilities	298,584	298,131	316,018
Noncurrent Liabilities:
Long-term debt	77,252	82,219	87,186
Deferred liabilities	126,377	130,743	138,815
Deferred taxes	9,377	15,171	13,562
Total Noncurrent Liabilities	213,006	228,133	239,563
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,320	1,355	1,394
Additional paid-in capital	440,038	435,881	422,387
Treasury stock, at cost	(346,062)	(289,813)	(249,854)
Retained earnings	514,495	492,325	535,613
Accumulated other comprehensive income	52	40	665
Total Stockholders’ Equity	609,843	639,788	710,205
	$1,121,433	$1,166,052	$1,265,786

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
Cash Flows From Operating Activities:
Net income	$54,123	$34,647
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible impairment charges, pre-tax	—	66,941
Depreciation and amortization	55,445	61,672
Loss on disposal and impairment of property and equipment	3,542	21,603
Deferred tax benefit	(7,492)	(39,881)
Stock-based compensation expense	9,623	13,657
Excess tax benefit from stock-based compensation	(220)	(2,170)
Deferred rent and lease credits	(9,523)	(9,219)
Changes in assets and liabilities:
Inventories	(1,802)	(15,165)
Prepaid expenses and accounts receivable	(3,379)	(8,325)
Income tax receivable	26,087	(10,887)
Accounts payable	(3,130)	(3,045)
Accrued and other liabilities	(1,588)	2,254
Net cash provided by operating activities	121,686	112,082
Cash Flows From Investing Activities:
Purchases of marketable securities	(28,708)	(29,460)
Proceeds from sale of marketable securities	28,334	107,994
Purchases of property and equipment, net	(25,231)	(42,836)
Net cash (used in) provided by investing activities	(25,605)	35,698
Cash Flows From Financing Activities:
Proceeds from borrowings	—	124,000
Payments on borrowings	(5,000)	(26,500)
Proceeds from issuance of common stock	1,272	9,087
Excess tax benefit from stock-based compensation	220	2,170
Dividends paid	(21,405)	(22,160)
Repurchase of common stock	(60,560)	(258,834)
Net cash used in financing activities	(85,473)	(172,237)
Effects of exchange rate changes on cash and cash equivalents	(27)	121
Net increase (decrease) in cash and cash equivalents	10,581	(24,336)
Cash and Cash Equivalents, Beginning of period	89,951	133,351
Cash and Cash Equivalents, End of period	$100,532	$109,015
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,101	$1,570
Cash paid for income taxes, net	$15,507	$45,285

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 30, 2016
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended July 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.
Reclassifications
Reclassifications of certain prior year balances were made in order to conform to the current year presentation.
Change in Accounting Policy
Effective January 31, 2016, the Company made a voluntary change in accounting principle related to our classification of shipping expenses. Historically, we have presented shipping expenses within selling, general and administrative expenses ("SG&A"). Under the new policy, the Company is presenting these expenses within cost of good sold ("COGS") in the unaudited Condensed Consolidated Statements of Income. The Company believes that this change is preferable as the shipping expenses represent direct costs associated with the sale of our merchandise and improves comparability with the Company's peers. The accounting policy change was applied retrospectively to all periods presented. There was no change to consolidated net income, however, cost of sales increased by $9.5 million and SG&A decreased by the same amount for the thirteen weeks ended August 1, 2015. The Company recorded $8.5 million in shipping expense as a component of COGS during the thirteen weeks ended July 30, 2016. For the year-to-date period ended August 1, 2015, cost of sales increased by $18.8 million and SG&A decreased by the same amount. The Company recorded $16.8 million in shipping expense as a component of COGS during the twenty-six weeks ended July 30, 2016.
Reclassification of Occupancy Expenses and Correction of Immaterial Accounting Error
The Company has changed its classification of store occupancy expenses. Historically, we have presented store occupancy expenses within SG&A. As now reclassified, the Company is presenting these expenses within COGS in the unaudited Condensed Consolidated Statements of Income. The Company believes that the store occupancy expenses represent direct costs associated with the sale of our merchandise and improves comparability with the Company’s peers. This reclassification was applied retrospectively to all periods presented. There was no change to consolidated net income, however, cost of sales increased by $97.3 million and SG&A decreased by the same amount for the thirteen weeks ended August 1, 2015. The Company recorded $96.1 million in store occupancy expenses as a component of COGS during the thirteen weeks ended July 30, 2016. For the year-to-date period ended August 1, 2015, cost of sales increased by $192.5 million and SG&A decreased by the same amount. The Company recorded $191.9 million in store occupancy expenses as a component of COGS during the twenty-six weeks ended July 30, 2016.
The Company has also elected to correct the historical classification of shipping revenue within SG&A. To correct the immaterial error, we are classifying shipping revenue as a component of net sales within the unaudited Condensed Consolidated Statements of Income for all periods presented. There was no change to consolidated net income, however, net sales increased by $5.5 million and SG&A increased by the same amount for the thirteen weeks ended August 1, 2015. The Company recorded $3.7 million in shipping revenue as a component of net sales during the thirteen weeks ended July 30, 2016. For the year-to-date period ended August 1, 2015, net sales increased by $9.9 million and SG&A increased by the same amount. The Company recorded $6.7 million in shipping revenue as a component of net sales during the twenty-six weeks ended July 30, 2016.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 30, 2016
(Unaudited)

Adjustments to Presentation
The above mentioned changes had no cumulative effect on the presentation of the unaudited Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, or Condensed Consolidated Statements of Cash Flows. The effects of the aforementioned accounting policy change, change in classification and error correction to the August 1, 2015 unaudited Condensed Consolidated Statement of Income are as follows (dollars in thousands):

	As Previously Reported	% of Sales	Change in Accounting Policy	Effect of Change in Occupancy Classification	Effect of Error Correction	As Adjusted	% of Sales

Thirteen weeks ended August 1, 2015:
Net sales	$680,351	100.0	$—	$—	$5,475	$685,826	100.0
Cost of goods sold	314,383	46.2	9,484	97,258	—	421,125	61.4
Gross Margin	365,968	53.8	(9,484)	(97,258)	5,475	264,701	38.6
Selling, general and administrative expenses	308,437	45.3	(9,484)	(97,258)	5,475	207,170	30.2

	As Previously Reported	% of Sales	Change in Accounting Policy	Effect of Change in Occupancy Classification	Effect of Error Correction	As Adjusted	% of Sales

Twenty-six weeks ended August 1, 2015:
Net sales	$1,373,690	100.0	$—	$—	$9,902	$1,383,592	100.0
Cost of goods sold	611,952	44.5	18,825	192,496	—	823,273	59.5
Gross Margin	761,738	55.5	(18,825)	(192,496)	9,902	560,319	40.5
Selling, general and administrative expenses	636,654	46.3	(18,825)	(192,496)	9,902	435,235	31.5
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
In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize straight-line total rent expense. We are currently assessing the new standard and its impact to our consolidated results of operations, financial position and cash flows.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 30, 2016
(Unaudited)

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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which modifies the presentation of noncurrent and current deferred taxes. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We early adopted this standard in the fourth quarter of 2015, with retrospective presentation, as shown in our consolidated balance sheets. Our retrospective presentation resulted in a $7.3 million reclassification from current assets to other assets, net for the period ending August 1, 2015.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The FASB has issued subsequent ASUs related to ASU No. 2014-09, which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. We are currently assessing the new standard and all related ASUs and its impact to our consolidated results of operations, financial position and cash flows.

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
During the first quarter of fiscal 2016, we announced an expansion of our restructuring program to further align the organizational structure with long-term growth initiatives, including transition of executive leadership, and to reduce COGS and SG&A through strategic initiatives. These strategic initiatives include realigning marketing and digital commerce, improving supply chain efficiency, and reducing non-merchandise and marketing expenses. The Company recorded pre-tax restructuring and strategic charges of $3.6 million and $16.6 million in the first and second quarters, respectively. These charges primarily related to severance, proxy solicitation costs and consulting fees.
In connection with the restructuring program, we evaluated our domestic store portfolio and identified approximately 175 stores for closure, with 82 stores across our brands, including 20 Boston Proper stores, closed through the second quarter of fiscal 2016. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $1.7 million through fiscal 2017 related to these future closures.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 30, 2016
(Unaudited)

A summary of the restructuring and strategic charges is presented in the table below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

	(in thousands)
Impairment charges	$1,453	$14,978	$1,453	$20,930
Continuing employee-related costs	—	14	1,015	5,639
Severance charges	8,236	186	9,420	1,820
Proxy solicitation costs	4,524	—	5,589	—
Lease termination charges	127	1,688	348	2,757
Consulting fees	2,234	—	2,234	—
Other charges	(18)	(700)	148	(105)
Total restructuring and strategic charges, pre-tax	$16,556	$16,166	$20,207	$31,041
As of July 30, 2016, a reserve of $17.2 million related to restructuring and strategic activities was included in other current and deferred liabilities in the accompanying condensed consolidated balance sheets. A roll-forward of the reserve is presented as follows:

	Continuing employee-related costs	Severance Charges	Proxy Solicitation Costs	Lease Termination Charges	Consulting Fees	Other charges	Total

	(in thousands)
Beginning Balance, January 30, 2016	$2,549	$1,678	$—	$1,101	$9	$—	$5,337
Charges	1,015	9,420	5,589	348	2,234	148	18,754
Payments	(3,001)	(1,806)	(1,056)	(463)	(424)	(130)	(6,880)
Ending Balance, July 30, 2016	$563	$9,292	$4,533	$986	$1,819	$18	$17,211

Note 4. Stock-Based Compensation
For the twenty-six weeks ended July 30, 2016 and August 1, 2015, stock-based compensation expense was $9.6 million and $13.7 million, respectively. As of July 30, 2016, approximately 5.3 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.
Restricted Stock Awards
Restricted stock award activity for the twenty-six weeks ended July 30, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,585,392	$16.60
Granted	1,648,110	12.37
Vested	(906,050)	17.16
Forfeited	(415,285)	15.56
Unvested, end of period	2,912,167	14.18

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 30, 2016
(Unaudited)

Performance-based Stock Units
For the twenty-six weeks ended July 30, 2016, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2016. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the twenty-six weeks ended July 30, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	469,898	$18.23
Granted	733,360	12.55
Vested	(214,465)	18.23
Forfeited (1)	(247,537)	15.79
Unvested, end of period	741,256	13.43
(1) The performance goal for the PSUs granted in 2015 was not fully met. Forfeitures for the twenty-six weeks ended July 30, 2016 include the portion of the fiscal 2015 PSUs that were not earned.
 Stock Option Awards
For the twenty-six weeks ended July 30, 2016 and August 1, 2015, we did not grant any stock options.
Stock option activity for the twenty-six weeks ended July 30, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,060,774	$15.17
Granted	—	—
Exercised	(23,100)	4.76
Forfeited or expired	(125,219)	26.18
Outstanding and exercisable at July 30, 2016	912,455	13.93

Note 5. Income Taxes
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
For the thirteen weeks ended July 30, 2016 and August 1, 2015, the effective tax rate was 38.0% and (108.1)%, respectively. For the thirteen weeks ended July 30, 2016, the income tax provision was $14.1 million. The income tax benefit for the second quarter of 2015 of $28.2 million and effective tax rate of (108.1)% primarily reflected the tax benefit related to the disposition of Boston Proper's stock and the impact of the Boston Proper goodwill and trade name impairment on the annual effective tax rate.
For the twenty-six weeks ended July 30, 2016 and August 1, 2015, the effective tax rate was 37.9% and (32.5)%, respectively. The income tax provision for fiscal 2016 of $33.1 million and effective tax rate of 37.9% primarily reflected the pre-tax net income during the period while the fiscal 2015 benefit primarily reflected the tax benefit related to the disposition of Boston Proper's stock and the impact of the Boston Proper goodwill and trade name impairment on the annual effective tax rate.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 30, 2016
(Unaudited)

Note 6. Earnings Per Share
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
The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Numerator
Net income	$23,039	$2,122	$54,123	$34,647
Net income and dividends declared allocated to participating securities	(506)	(28)	(1,155)	(804)
Net income available to common shareholders	$22,533	$2,094	$52,968	$33,843
Denominator
Weighted average common shares outstanding – basic	129,215	138,606	130,406	140,992
Dilutive effect of non-participating securities	147	355	110	347
Weighted average common and common equivalent shares outstanding – diluted	129,362	138,961	130,516	141,339
Net income per common share:
Basic	$0.17	$0.02	$0.41	$0.24
Diluted	$0.17	$0.02	$0.41	$0.24
For the thirteen weeks weeks ended July 30, 2016 and August 1, 2015, 0.8 million and 0.3 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the twenty-six weeks ended July 30, 2016 and August 1, 2015, 0.9 million and 0.8 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Note 7. Fair Value Measurements
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of July 30, 2016 generally consist of corporate bonds, U.S. government agencies and commercial paper with $31.5 million of securities with maturity dates within one year or less and $19.1 million with maturity dates over one year and less than two years.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 30, 2016
(Unaudited)

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
During the quarter ended July 30, 2016, we did not make any transfers between Level 1 and Level 2 financial instruments. Furthermore, as of July 30, 2016, January 30, 2016 and August 1, 2015, we did not have any Level 3 financial instruments. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 30, 2016
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial instruments, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of July 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$110	$110	$—	$—
Marketable securities:
Municipal securities	1,537	—	1,537	—
U.S. government agencies	23,928	—	23,928	—
Corporate bonds	21,672	—	21,672	—
Commercial paper	3,475	—	3,475	—
Non Current Assets
Deferred compensation plan	8,401	8,401	—	—
Total	$59,123	$8,511	$50,612	$—

Financial Liabilities:
Long-term debt[1]	$87,252	$—	$87,677	$—

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

	Balance as of August 1, 2015
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$2,332	$2,332	$—	$—
Marketable securities:
U.S. government agencies	17,022	—	17,022	—
Corporate bonds	28,977	—	28,977	—
Commercial paper	2,000	—	2,000	—
Non Current Assets
Deferred compensation plan	9,454	9,454	—	—
Total	$59,785	$11,786	$47,999	$—

Financial Liabilities:
Long-term debt	97,186	—	124,000	—
1 The carrying value of long-term debt includes the remaining unamortized discount of $0.2 million on the issuance of debt.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 30, 2016
(Unaudited)

Note 8. Debt
In fiscal 2015, we entered into a credit agreement (the "Agreement) providing for a term loan of $100.0 million and a revolving credit facility of $100.0 million. The term loan and revolving credit facility mature on May 4, 2020 and accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement contains customary representations, warranties, and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at July 30, 2016. As of July 30, 2016, we had total available borrowing capacity of $100.0 million under our revolving credit facility.
The following table provides details on our debt outstanding as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016	January 30, 2016	August 1, 2015
	(in thousands)
Credit Agreement, net	$87,252	$92,219	$97,186
Less: current portion	(10,000)	(10,000)	(10,000)
Total long-term debt	$77,252	$82,219	$87,186

Note 9. Share Repurchases
During the twenty-six weeks ended July 30, 2016, we repurchased 4.9 million shares, under our share repurchase program announced in November 2015 at a total cost of approximately $56.3 million. As of July 30, 2016, the Company has $203.7 million remaining under the share repurchase program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

Note 10. Commitments and Contingencies
In June 2015, the Company was named as a defendant in Ackerman v. Chico’s FAS, Inc., a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements, and failure to reimburse business expenses, among other things. Plaintiff subsequently amended her complaint to make the same allegations on a class action basis. In June 2016, the parties submitted a proposed settlement of the matter to the court, and the court granted preliminary approval on August 26, 2016. If finally approved, the settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In March 2016, the Company was named as a defendant in Cunningham v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of San Diego. Plaintiff seeks to represent current and former nonexempt employees of Soma Intimates in California. The Complaint alleges many of the same Labor Code violations as Ackerman, described above. The court has stayed the Cunningham case pending final approval of the Ackerman settlement in light of the fact that Ackerman was first filed and likely covers all of the claims that are alleged in Cunningham. As a result, at this time, the Company does not expect that the Cunningham case will have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In June 2016, the Company was named as a defendant in Rodems v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Fresno. Plaintiff seeks to represent current and former nonexempt employees of Chico’s stores in California. The Complaint alleges many of the same Labor Code violations as Ackerman, described above. The court has stayed the matter pending final approval of the Ackerman settlement for the same reasons described in the Cunningham case discussion above. As a result, at this time, the Company does not expect that the Rodems case will have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In July 2015, the Company was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number or an expiration date on customers' receipts. The Company denies the material allegations of the complaint. Its motion to dismiss was denied on July 13, 2016, but the Company continues to believe that the case is without merit and is not appropriate for class treatment. It intends to vigorously defend the matter. At this time however, it is not possible to predict whether the proceeding will be

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 30, 2016
(Unaudited)

permitted to proceed as a class or the size of the putative class, and no assurance can be given that the Company will be successful in its defense on the merits or otherwise. Because the case is still in the early stages and class determinations have not been made, the Company is unable to estimate any potential loss or range of loss.
On July 28, 2016, the Company was named as a defendant in Calleros v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Santa Barbara. Plaintiff alleges that the Company failed to comply with California law requiring it to provide consumers cash for gift cards with a stored value of less than $10.00. The Company is reviewing the factual allegations in the Complaint and is not yet able to ascertain the merit or the value of the claims asserted. On initial review, the Company believes that the matter is not appropriate for class treatment; however, it is not possible to predict whether it will be permitted to proceed as a class or the size of the putative class, and no assurance can be given that the Company will be successful in its defense of this action on the merits or otherwise. Because the case is in the very early stage and class determinations have not been made, the Company is unable to estimate any potential loss or range of loss.
Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 30, 2016 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

Note 11. Subsequent Events
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
Net sales for the second quarter of fiscal 2016 were $635.7 million compared to $685.8 million in last year's second quarter. This decrease of 7.3% included $26.3 million related to Boston Proper and reflected a 3.1% decrease in comparable sales and closed stores. The 3.1% decrease in comparable sales for the second quarter was following a 0.5% increase in last year’s second quarter, reflecting a decrease in transaction count and slightly lower average dollar sale.
We reported net income for the second quarter of fiscal 2016 of $23.0 million, or $0.17 per diluted share, compared to net income of $2.1 million, or $0.02 per diluted share, in last year’s second quarter. Results for the second quarter of fiscal 2016 include the impact of restructuring and strategic charges of $10.3 million after-tax, or $0.08 per diluted share, primarily consisting of severance, proxy solicitation costs, and consulting fees. Results for the second quarter of fiscal 2015 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $47.1 million after-tax, or $0.33 per diluted share, restructuring and strategic charges of $10.1 million after-tax, or $0.07 per diluted share, primarily related to property and equipment impairment charges for the Boston Proper stores, a tax benefit related to the expected disposition of Boston Proper's stock of $23.8 million, or $0.17 per diluted share, and the operating loss related to Boston Proper of $2.0 million, or $0.01 per diluted share.
Net sales for the year-to-date period of fiscal 2016 were $1.279 billion, a decrease of 7.6% compared to $1.384 billion in last year’s year-to-date period. Net income for the year-to-date period of fiscal 2016 was $54.1 million, or $0.41 per diluted share, compared to net income of $34.6 million, or $0.24 per diluted share, in last year's year-to-date period. Results for the year-to-date period of fiscal 2016 include the impact of restructuring and strategic charges of $12.5 million after-tax, or $0.09 per diluted share, primarily consisting of severance, proxy solicitation costs, and consulting fees. Results for the year-to-date period of fiscal 2015 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $47.1 million after-tax, or $0.33 per diluted share, restructuring and strategic charges of $19.3 million after-tax, or $0.13 per diluted share, primarily related to property and equipment impairment charges, employee-related costs and lease termination charges, a tax benefit related to the disposition of Boston Proper's stock of $23.8 million, or $0.17 per diluted share, and the operating loss related to Boston Proper of $4.7 million, or $0.04 per diluted share.
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
In 2016, we announced new initiatives to realign marketing and digital commerce, improve supply chain efficiency, and reduce non-merchandise and marketing expenses. Actions taken as part of these initiatives are expected to reduce expenses and complexity, standardize processes and improve the Company's ability to respond in real-time to changes in customer demand for merchandise. Additionally, the Company announced an organizational redesign, which clarified roles, responsibilities and processes across our brands and shared service center.

RESULTS OF OPERATIONS
Thirteen Weeks Ended July 30, 2016 Compared to the Thirteen Weeks Ended August 1, 2015
Net Sales
The following table depicts net sales by Chico’s, WHBM, Soma and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2016 and August 1, 2015:

	Thirteen Weeks Ended
	July 30, 2016		August 1, 2015
	(dollars in thousands)
Chico's	$334,160	52.6%	$355,417	51.8%
WHBM	208,038	32.7	213,275	31.1
Soma	93,534	14.7	90,831	13.2
Boston Proper	—	—	26,303	3.9
Total net sales	$635,732	100.0%	$685,826	100.0%
Net sales for the second quarter decreased to $635.7 million from $685.8 million in last year’s second quarter. This 7.3% decrease includes $26.3 million related to Boston Proper in last year’s second quarter and primarily reflects a 3.1% decrease in comparable sales and closed stores. Net sales reflects 31 net store closures, including 20 Boston Proper store closures, or a 1.4% net decrease in selling square footage since last year's second quarter. The 3.1% decrease in comparable sales for the second quarter followed a 0.5% increase in last year’s second quarter, and reflected reduced transaction count and slightly lower average dollar sale.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended July 30, 2016 and August 1, 2015:

	Thirteen Weeks Ended
	July 30, 2016	August 1, 2015
Chico's	(5.1)%	0.9%
WHBM	(1.3)%	(1.9)%
Soma	0.7%	5.1%
Total Company	(3.1)%	0.5%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended July 30, 2016 and August 1, 2015:

	Thirteen Weeks Ended
	July 30, 2016	August 1, 2015
	(dollars in thousands)
Cost of goods sold	$394,922	$421,125
Gross margin	$240,810	$264,701
Gross margin percentage	37.9%	38.6%
For the second quarter of fiscal 2016, gross margin was $240.8 million, or 37.9%, compared to $264.7 million, or 38.6%, in last year’s second quarter. When excluding Boston Proper from fiscal 2015, gross margin decreased 80 basis points in fiscal 2016 compared to gross margin of $255.3 million, or 38.7% last year. This decrease in gross margin rate primarily reflects sales deleverage of occupancy costs partially offset by a slight increase in merchandise margin rate.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2016 and August 1, 2015:

	Thirteen Weeks Ended
	July 30, 2016	August 1, 2015
	(dollars in thousands)
Selling, general and administrative expenses	$186,626	$207,170
Percentage of total net sales	29.4%	30.2%
For the second quarter of fiscal 2016, SG&A was $186.6 million compared to $207.2 million in last year's second quarter. SG&A was 29.4% of net sales, an 80 basis point decrease from last year's second quarter, primarily due to $12.7 million of SG&A related to Boston Proper in the second quarter of fiscal 2015, and lower store labor, stock-based compensation and marketing expenses, resulting in a slight decline in SG&A rate.
Restructuring and Strategic Charges
In fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. During the first quarter of fiscal 2016, we announced an expansion of our restructuring program to further align the organizational structure with long-term growth initiatives, including transition of executive leadership, and to reduce COGS and SG&A through strategic initiatives. These strategic initiatives include realigning marketing and digital commerce, improving supply chain efficiency, and reducing non-merchandise and marketing expenses. During the second quarter of fiscal 2016, the Company continued its cost reduction and operating efficiency initiatives and subsequently announced an organizational redesign which clarified roles, responsibilities and processes across our brands and shared service center.
In connection with this effort, in the second quarter of fiscal 2016, we recorded pre-tax restructuring as well as other strategic charges totaling $16.6 million, primarily consisting of severance, proxy solicitation costs, and consulting fees. The after-tax impact of the restructuring and strategic charges in the second quarter totaled $10.3 million, or $0.08 per diluted share.
In connection with the restructuring program, we evaluated our domestic store portfolio and identified approximately 175 stores for closure, with 82 stores across our brands, including 20 Boston Proper stores, closed through the second quarter of fiscal 2016. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $1.7 million through fiscal 2017 related to these future closures.
Provision for Income Taxes
Our effective tax rate for the second quarter of fiscal 2016 was 38.0%, compared to an effective tax rate of (108.1)% in last year's second quarter. The income tax benefit of $28.2 million for the second quarter of fiscal 2015 and effective tax rate of (108.1)% primarily reflected the tax benefit related to the disposition of Boston Proper's stock and the tax benefit of Boston Proper goodwill impairment on the annual effective tax rate.  Excluding the tax benefit related to the disposition of Boston Proper's stock and the impact of the Boston Proper goodwill and trade name impairment, the 2015 second quarter effective tax rate would have been 37.7% which is comparable to the 38.0% effective tax rate for the thirteen weeks ended July 30, 2016.
Net Income and Earnings Per Diluted Share
We reported net income for the second quarter of fiscal 2016 of $23.0 million, or $0.17 per diluted share, compared to net income of $2.1 million, or $0.02 per diluted share in last year’s second quarter. Results for the second quarter of fiscal 2016 include the impact of restructuring and strategic charges of $10.3 million after-tax, or $0.08 per diluted share, primarily related to severance, proxy solicitation costs and consulting fees. Results for the second quarter of fiscal 2015 include charges of $35.4 million after-tax, or $0.24 per diluted share, related to Boston Proper non-cash goodwill and trade name impairment charges, restructuring and strategic charges, a tax benefit as a result of the disposition of Boston Proper's stock, and Boston Proper operating results.

Twenty-Six Weeks Ended July 30, 2016 Compared to the Twenty-Six Weeks Ended August 1, 2015
Net Sales
The following table depicts net sales by Chico’s, WHBM, Soma and Boston Proper in dollars and as a percentage of total net sales for the twenty-six weeks ended July 30, 2016 and August 1, 2015:

	Twenty-Six Weeks Ended
	July 30, 2016		August 1, 2015
	(dollars in thousands)
Chico's	$682,864	53.4%	$725,276	52.4%
WHBM	423,031	33.1%	438,717	31.7%
Soma	172,814	13.5%	167,998	12.1%
Boston Proper	—	0.0%	51,601	3.8%
Total net sales	$1,278,709	100.0%	$1,383,592	100.0%
Net sales for the year-to-date period decreased to $1.279 billion from $1.384 billion in last year’s year-to-date period. This 7.6% decrease includes $51.6 million related to Boston Proper in last year’s year-to-date period and primarily reflects a 3.7% decrease in comparable sales. The 3.7% decrease in comparable sales for the year-to-date period was following a 0.2% increase in last year’s year-to-date period, primarily reflecting a decrease in average dollar sale and transaction count.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the twenty-six weeks ended July 30, 2016 and August 1, 2015:

	Twenty-six weeks ended
	July 30, 2016	August 1, 2015
Chico's	(5.3)%	(0.8)%
WHBM	(2.7)%	0.0%
Soma	0.6%	5.7%
Total Company	(3.7)%	0.2%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the twenty-six weeks ended July 30, 2016 and August 1, 2015:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(dollars in thousands)
Cost of goods sold	$775,564	$823,273
Gross margin	$503,145	$560,319
Gross margin percentage	39.3%	40.5%
Gross margin for the year-to-date period was $503.1 million, or 39.3%, compared to $560.3 million, or 40.5%, in last year’s year-to-date period. When excluding Boston Proper from fiscal 2015, gross margin decreased 140 basis points in fiscal 2016 compared to $542.3 million, or 40.7%, in last year's year-to-date period. The decrease is primarily due to sales deleverage of occupancy costs and increased promotional activity in response to lower traffic.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the twenty-six weeks ended July 30, 2016 and August 1, 2015:

	Twenty-Six Weeks Ended
	July 30, 2016	August 1, 2015
	(dollars in thousands)
Selling, general and administrative expenses	$394,767	$435,235
Percentage of total net sales	30.9%	31.5%

For the year-to-date period of fiscal 2016, SG&A was $394.8 million compared to $435.2 million in last year’s year-to-date period. SG&A was 30.9% of net sales, a 60 basis point decrease from last year's year-to-date period, primarily due to $25.7 million of SG&A related to Boston Proper in the year-to-date period of fiscal 2015, and lower store labor, incentive compensation and marketing expenses, resulting in a slight decline in SG&A rate.
Restructuring and Strategic Charges
Restructuring and strategic charges for the year-to-date period were $20.2 million pre-tax, primarily consisting of severance, proxy solicitation costs, and consulting fees. The after-tax impact of the restructuring and strategic charges totaled $12.5 million, or $0.09 per diluted share.
Provision for Income Taxes
Our effective tax rate for the year-to-date period was 37.9% compared to an effective rate rate of (32.5)% in last year's year-to-date period. The income tax provision of $33.1 million and effective tax rate of 37.9% primarily reflected the pre-tax net income during the period. The income tax benefit and effective tax rate for fiscal 2015 reflected the tax benefit related to the disposition of Boston Proper's stock and the impact of the Boston Proper goodwill and trade name impairment on the annual effective rate. Excluding the tax benefit related to the disposition of Boston Proper's stock and the impact of the Boston Proper goodwill and trade name impairment, the effective tax rate for the year-to-date period of fiscal 2015 would have been 37.7% compared to an effective tax rate of 37.9% in the current year's year-to-date period.
Net Income and Earnings Per Diluted Share
Net income for the year-to-date period of fiscal 2016 was $54.1 million, or $0.41 per diluted share, compared to net income of $34.6 million, or $0.24 per diluted share, in last year's year-to-date period. Results for the year-to-date period of fiscal 2016 include the impact of restructuring and strategic charges of $12.5 million after-tax, or $0.09 per diluted share, primarily related to severance, proxy solicitation costs and consulting fees. Results for the year-to-date period of fiscal 2015 charges of $47.4 million after tax, or $0.33 per diluted share, related to Boston Proper non-cash goodwill and trade name impairment charges, restructuring and strategic charges, a tax benefit as a result of the disposition of Boston Proper's stock and Boston Proper operating results.

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

Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2016 was $121.7 million, an increase of approximately $9.6 million from last year's year-to-date period. This increase primarily reflected the change in working capital, partially offset by lower net income compared to prior year when adjusted for non-cash impairment charges and the deferred tax benefit related to the exit of Boston Proper, as well as lower stock compensation expense and depreciation and amortization as a result of our strategic initiatives. The change in working capital is primarily due to a decrease in net income tax receivable and lower in-transit inventories.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2016 was $25.6 million compared to $35.7 million provided by investing activities in last year's year-to-date period, primarily reflecting a $78.9 million decrease in marketable securities related to share repurchases in fiscal 2015. Investing activities in the second quarter of fiscal 2016 included net purchases of property and equipment totaling $25.2 million compared to $42.8 million in the same period last year, consistent with our overall business strategy.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2016 was $85.5 million compared to $172.2 million in last year's year-to-date period. The decrease in net cash used in financing activities primarily reflects a decrease of $198.3 million in share repurchases in fiscal 2016 compared to fiscal 2015, partially offset by net borrowings of $97.5 million under our Credit Agreement in fiscal 2015.
Store and Franchise Activity
During the fiscal 2016 year-to-date period, we had 1 net store closure, consisting of net closures of 5 Chico's and 2 WHBM stores, and openings of 6 Soma stores. Currently, we expect an additional 20 net store closures in fiscal 2016, reflecting approximately 20 net closures of Chico's stores, 6 net closures of WHBM stores and 6 net openings of Soma stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise. As of July 30, 2016, we also sold merchandise through 78 international franchise locations.

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

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, the implementation of our previously announced restructuring program and organizational redesign for improved business performance, including our re-balancing of our store fleet and streamlining the headquarter workforce, and the future success of our store concepts. These statements may address items such as future sales, gross margin expectations, SG&A expectations (particularly estimated expected savings), operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, we may issue press releases and other written communications, and our representatives may make oral statements, which contain forward-looking information.
These statements, including those in this Form 10-Q and those in press releases or made orally, relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “expects,” “believes,” “anticipates,” “plans,” “estimates,” “approximately,” “our planning assumptions,” “future outlook,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-Q, are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 8, 2016, those described in Item 1A herein, and the following:
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
The market risk of our financial instruments as of July 30, 2016 has not significantly changed since January 30, 2016. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
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
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal securities, corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of July 30, 2016, consisted of $31.5 million of securities with maturity dates within one year or less and $19.1 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of July 30, 2016, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
In June 2015, the Company was named as a defendant in Ackerman v. Chico’s FAS, Inc., a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements, and failure to reimburse business expenses, among other things. Plaintiff subsequently amended her complaint to make the same allegations on a class action basis. In June 2016, the parties submitted a proposed settlement of the matter to the court, and the court granted preliminary approval on August 26, 2016. If finally approved, the settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In March 2016, the Company was named as a defendant in Cunningham v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of San Diego. Plaintiff seeks to represent current and former nonexempt employees of Soma Intimates in California. The Complaint alleges many of the same Labor Code violations as Ackerman, described above. The court has stayed the Cunningham case pending final approval of the Ackerman settlement in light of the fact that Ackerman was first filed and likely covers all of the claims that are alleged in Cunningham. As a result, at this time, the Company does not expect that the Cunningham case will have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In June 2016, the Company was named as a defendant in Rodems v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Fresno. Plaintiff seeks to represent current and former nonexempt employees of Chico’s stores in California. The Complaint alleges many of the same Labor Code violations as Ackerman, described above. The court has stayed the matter pending final approval of the Ackerman settlement for the same reasons described in the Cunningham case discussion above. As a result, at this time, the Company does not expect that the Rodems case will have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In July 2015, the Company was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number or an expiration date on customers' receipts. The Company denies the material allegations of the complaint. Its motion to dismiss was denied on July 13, 2016, but the Company continues to believe that the case is without merit and is not appropriate for class treatment. It intends to vigorously defend the matter. At this time however, it is not possible to predict whether the proceeding will be permitted to proceed as a class or the size of the putative class, and no assurance can be given that the Company will be successful in its defense on the merits or otherwise. Because the case is still in the early stages and class determinations have not been made, the Company is unable to estimate any potential loss or range of loss.
On July 28, 2016, the Company was named as a defendant in Calleros v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Santa Barbara. Plaintiff alleges that the Company failed to comply with California law requiring it to provide consumers cash for gift cards with a stored value of less than $10.00. The Company is reviewing the factual allegations in the Complaint and is not yet able to ascertain the merit or the value of the claims asserted. On initial review, the Company believes that the matter is not appropriate for class treatment; however, it is not possible to predict whether it will be permitted to proceed as a class or the size of the putative class, and no assurance can be given that the Company will be successful in its defense of this action on the merits or otherwise. Because the case is in the very early stage and class determinations have not been made, the Company is unable to estimate any potential loss or range of loss.
Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of July 30, 2016 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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

As discussed in Note 3 in our Notes to Condensed Consolidated Financial Statements, we are currently involved in significant strategic initiatives intended to increase the efficiency and productivity of our business processes. These initiatives require substantial internal change and effort, including reductions and changes in personnel and significant adjustments in how we design and source product and how we ultimately present it to our customers. While we are confident that these initiatives are appropriate for the long-term viability and success of our business, the process of implementing them places significant stress on the company and could result in unexpected short-term disruptions or negative impacts to our business, including, by way of example:

•	Unintended loss of key personnel or unexpected delay in the hiring of personnel whose expertise is needed for the successful implementation of the initiatives.

•
Disruption to our current business processes as we migrate to the new processes, or failure to successfully migrate to those new processes, which could negatively impact product flow, product quality or inventory levels.

•	Inadvertent lapses or failures in our process, compliance or financial controls as we implement the new initiatives.

These negative impacts, or others, could adversely affect our business and results of operations. In addition, there is no assurance that we can complete the implementation of these initiatives in the manner or in the time-frame planned, or that, once implemented, they will result in the expected increases in the efficiency or productivity of our business. Failure to successfully implement them or their failure to produce the savings and productivity increases we anticipate could materially adversely affect our business and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
May 1, 2016 - May 28, 2016	1,700,751	$11.59	1,696,670	$203,706
May 29, 2016 - July 2, 2016	17,361	11.01	—	203,706
July 3, 2016 - July 30, 2016	—	—	—	203,706
Total	1,718,112	11.59	1,696,670	203,706

(a) Total number of shares purchased includes 21,442 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300.0 million share repurchase plan. There was approximately $203.7 million remaining under the program as of the end of the second quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 5.	OTHER INFORMATION
On September 1, 2016, the Company approved an Amended and Restated Officer Severance Plan ("the Officer Severance Plan"), which consolidated the current separate Vice President Severance Plan and Executive Severance Plan into one plan document. Benefits under the Officer Severance Plan are unchanged except in the event of a Change in Control ( as defined therein) in which case a second triggering event has been added and benefits enhanced, all as fully described in the Plan, included as Exhibit 10.62 to this Form 10-Q.

The foregoing description of the Officer Severance Plan is not complete and is qualified in its entirety by reference to the full text of such agreement included as Exhibit 10.62 to this Form 10-Q.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.3	Composite Amended and Restated By-laws of Chico's FAS, Inc.

Exhibit 10.62	Amended and Restated Officer Severance Plan

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	September 1, 2016	By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director

Date:	September 1, 2016	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	September 1, 2016	By:	/s/ David M. Oliver
David M. Oliver
Group Vice President Finance - Controller, Chief Accounting Officer and Treasurer