Form 10-Q
period 2016-10-29
CHICOS FAS INC
filed 2016-11-22
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
October 29, 2016	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At November 14, 2016, the registrant had 129,205,515 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the Thirteen Weeks and Thirty-Nine Weeks Ended October 29, 2016 (Unaudited) and October 31, 2015 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks Ended October 29, 2016 (Unaudited) and October 31, 2015 (Unaudited)	4

	Condensed Consolidated Balance Sheets –October 29, 2016 (Unaudited), January 30, 2016 (Unaudited) and October 31, 2015 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2016 (Unaudited ) and October 31, 2015 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
			(as adjusted)				(as adjusted)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$596,912	100.0	$645,433	100.0	$1,875,621	100.0	$2,029,025	100.0
Cost of goods sold	366,618	61.4	396,270	61.4	1,142,182	60.9	1,219,543	60.1
Gross margin	230,294	38.6	249,163	38.6	733,439	39.1	809,482	39.9
Selling, general and administrative expenses	188,350	31.6	226,256	35.1	583,117	31.1	661,491	32.6
Goodwill and intangible impairment charges	—	0.0	45,514	7.1	—	0.0	112,455	5.6
Restructuring and strategic charges	10,820	1.8	3,137	0.4	31,027	1.6	34,178	1.6
Income (loss) from operations	31,124	5.2	(25,744)	(4.0)	119,295	6.4	1,358	0.1
Interest expense, net	(526)	(0.1)	(466)	(0.1)	(1,474)	(0.1)	(1,421)	(0.1)
Income (loss) before income taxes	30,598	5.1	(26,210)	(4.1)	117,821	6.3	(63)	0.0
Income tax provision (benefit)	7,000	1.1	(14,600)	(2.3)	40,100	2.2	(23,100)	(1.1)
Net income (loss)	$23,598	4.0	$(11,610)	(1.8)	$77,721	4.1	$23,037	1.1
Per share data:
Net income (loss) per common share-basic	$0.18		$(0.09)		$0.59		$0.16
Net income (loss) per common and common equivalent share–diluted	$0.18		$(0.09)		$0.58		$0.16
Weighted average common shares outstanding–basic	128,753		136,172		129,830		139,386
Weighted average common and common equivalent shares outstanding–diluted	128,996		136,172		129,999		139,724
Dividends declared per share	$—		$—		$0.2400		$0.2325

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Net income (loss)	$23,598	$(11,610)	$77,721	$23,037
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities, net of taxes	(35)	12	4	(6)
Foreign currency translation (losses) gains, net of taxes	(19)	(31)	(46)	90
Comprehensive income (loss)	$23,544	$(11,629)	$77,679	$23,121

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	October 29, 2016	January 30, 2016	October 31, 2015

ASSETS
Current Assets:
Cash and cash equivalents	$80,331	$89,951	$91,256
Marketable securities, at fair value	50,411	50,194	47,316
Inventories	261,341	233,834	268,968
Prepaid expenses and other current assets	46,635	45,660	55,149
Income tax receivable	3,402	29,157	16,225
Assets held for sale	18,520	16,525	41,802
Total Current Assets	460,640	465,321	520,716
Property and Equipment, net	495,587	550,953	556,172
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	18,382	14,074	40,622
Total Other Assets	154,086	149,778	176,326
	$1,110,313	$1,166,052	$1,253,214
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$125,532	$129,343	$147,526
Current debt	10,000	10,000	10,000
Other current and deferred liabilities	148,706	158,788	140,557
Liabilities held for sale	—	—	8,478
Total Current Liabilities	284,238	298,131	306,561
Noncurrent Liabilities:
Long-term debt	74,768	82,219	84,702
Deferred liabilities	122,848	130,743	135,390
Deferred taxes	9,320	15,171	20,385
Total Noncurrent Liabilities	206,936	228,133	240,477
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock	—	—	—
Common stock	1,301	1,355	1,394
Additional paid-in capital	445,787	435,881	429,746
Treasury stock, at cost	(366,081)	(289,813)	(249,854)
Retained earnings	538,134	492,325	524,244
Accumulated other comprehensive (loss) income	(2)	40	646
Total Stockholders’ Equity	619,139	639,788	706,176
	$1,110,313	$1,166,052	$1,253,214

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Cash Flows From Operating Activities:
Net income	$77,721	$23,037
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible impairment charges, pre-tax	—	112,455
Depreciation and amortization	82,585	90,266
Loss on disposal and impairment of property and equipment	6,434	22,609
Deferred tax benefit	(8,098)	(52,623)
Stock-based compensation expense	15,483	20,712
Excess tax benefit from stock-based compensation	(322)	(2,992)
Deferred rent and lease credits	(14,264)	(15,018)
Changes in assets and liabilities:
Inventories	(27,506)	(44,811)
Prepaid expenses and accounts receivable	(6,237)	(12,024)
Income tax receivable	25,755	(15,629)
Accounts payable	(3,789)	7,377
Accrued and other liabilities	(3,391)	(3,300)
Net cash provided by operating activities	144,371	130,059
Cash Flows From Investing Activities:
Purchases of marketable securities	(43,266)	(43,479)
Proceeds from sale of marketable securities	43,058	122,712
Purchases of property and equipment, net	(35,663)	(66,595)
Net cash (used in) provided by investing activities	(35,871)	12,638
Cash Flows From Financing Activities:
Proceeds from borrowings	—	124,000
Payments on borrowings	(7,500)	(29,000)
Proceeds from issuance of common stock	2,363	10,614
Excess tax benefit from stock-based compensation	322	2,992
Dividends paid	(31,936)	(32,933)
Repurchase of common stock	(81,324)	(260,555)
Net cash used in financing activities	(118,075)	(184,882)
Effects of exchange rate changes on cash and cash equivalents	(45)	90
Net decrease in cash and cash equivalents	(9,620)	(42,095)
Cash and Cash Equivalents, Beginning of period	89,951	133,351
Cash and Cash Equivalents, End of period	$80,331	$91,256
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,713	$2,112
Cash paid for income taxes, net	$22,752	$47,377

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 29, 2016
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended October 29, 2016 are not necessarily indicative of the results that may be expected for the entire year.
Reclassifications
Reclassifications of certain prior year balances were made in order to conform to the current year presentation.
Change in Accounting Policy
Effective January 31, 2016, the Company made a voluntary change in accounting principle related to our classification of shipping expenses. Historically, we have presented shipping expenses within selling, general and administrative expenses ("SG&A"). Under the new policy, the Company is presenting these expenses within cost of good sold ("COGS") in the unaudited Condensed Consolidated Statements of Income. The Company believes that this change is preferable as the shipping expenses represent direct costs associated with the sale of our merchandise and improves comparability with the Company's peers. The accounting policy change was applied retrospectively to all periods presented. There was no change to consolidated net income, however, cost of sales increased by $8.8 million and SG&A decreased by the same amount for the thirteen weeks ended October 31, 2015. The Company recorded $8.6 million in shipping expense as a component of COGS during the thirteen weeks ended October 29, 2016. For the year-to-date period ended October 31, 2015, cost of sales increased by $27.6 million and SG&A decreased by the same amount. The Company recorded $25.5 million in shipping expense as a component of COGS during the thirty-nine weeks ended October 29, 2016.
Reclassification of Occupancy Expenses and Correction of Immaterial Accounting Error
The Company has changed its classification of store occupancy expenses. Historically, we have presented store occupancy expenses within SG&A. As now reclassified, the Company is presenting these expenses within COGS in the unaudited Condensed Consolidated Statements of Income. The Company believes that the store occupancy expenses represent direct costs associated with the sale of our merchandise and improves comparability with the Company’s peers. This reclassification was applied retrospectively to all periods presented. There was no change to consolidated net income, however, cost of sales increased by $96.8 million and SG&A decreased by the same amount for the thirteen weeks ended October 31, 2015. The Company recorded $95.4 million in store occupancy expenses as a component of COGS during the thirteen weeks ended October 29, 2016. For the year-to-date period ended October 31, 2015, cost of sales increased by $289.3 million and SG&A decreased by the same amount. The Company recorded $287.3 million in store occupancy expenses as a component of COGS during the thirty-nine weeks ended October 29, 2016.
The Company has also elected to correct the historical classification of shipping revenue within SG&A. To correct the immaterial error, we are classifying shipping revenue as a component of net sales within the unaudited Condensed Consolidated Statements of Income for all periods presented. There was no change to consolidated net income, however, net sales increased by $4.2 million and SG&A increased by the same amount for the thirteen weeks ended October 31, 2015. The Company recorded $3.0 million in shipping revenue as a component of net sales during the thirteen weeks ended October 29, 2016. For the year-to-date period ended October 31, 2015, net sales increased by $14.1 million and SG&A increased by the same amount. The Company recorded $9.7 million in shipping revenue as a component of net sales during the thirty-nine weeks ended October 29, 2016.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 29, 2016
(Unaudited)

Adjustments to Presentation
The above mentioned changes had no cumulative effect on the presentation of the unaudited Condensed Consolidated Statements of Income, Condensed Consolidated Balance Sheets, or Condensed Consolidated Statements of Cash Flows. The effects of the aforementioned accounting policy change, change in classification and error correction to the October 31, 2015 unaudited Condensed Consolidated Statement of Income are as follows (dollars in thousands):

	As Previously Reported	% of Sales	Change in Accounting Policy	Effect of Change in Occupancy Classification	Effect of Error Correction	As Adjusted	% of Sales

Thirteen Weeks Ended October 31, 2015
Net sales	$641,219	100.0	$—	$—	$4,214	$645,433	100.0
Cost of goods sold	290,737	45.3	8,760	96,773	—	396,270	61.4
Gross Margin	350,482	54.7	(8,760)	(96,773)	4,214	249,163	38.6
Selling, general and administrative expenses	327,575	51.1	(8,760)	(96,773)	4,214	226,256	35.1

	As Previously Reported	% of Sales	Change in Accounting Policy	Effect of Change in Occupancy Classification	Effect of Error Correction	As Adjusted	% of Sales

Thirty-Nine Weeks Ended October 31, 2015
Net sales	$2,014,910	100.0	$—	$—	$14,115	$2,029,025	100.0
Cost of goods sold	902,690	44.8	27,585	289,268	—	1,219,543	60.1
Gross Margin	1,112,220	55.2	(27,585)	(289,268)	14,115	809,482	39.9
Selling, general and administrative expenses	964,229	47.9	(27,585)	(289,268)	14,115	661,491	32.6
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 29, 2016
(Unaudited)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which modifies the presentation of noncurrent and current deferred taxes. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. We early adopted this standard in the fourth quarter of 2015, with retrospective presentation, as shown in our consolidated balance sheets. Our retrospective presentation resulted in a $26.9 million reclassification from current assets to other assets, net for the period ending October 31, 2015.
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
During the first quarter of fiscal 2016, we announced an expansion of our restructuring program to further align the organizational structure with long-term growth initiatives, including transition of executive leadership, and to reduce COGS and SG&A through strategic initiatives. These strategic initiatives include realigning marketing and digital commerce, improving supply chain efficiency, and reducing non-merchandise and marketing expenses. In fiscal 2016, the Company recorded pre-tax restructuring and strategic charges of $10.8 million for the third quarter and $31.0 million year-to-date, primarily related to outside services, severance and proxy solicitation costs.
In connection with the restructuring program, we evaluated our domestic store portfolio and identified approximately 175 stores for closure, with 90 stores across our brands, including 20 Boston Proper stores, closed through the third quarter of fiscal 2016. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $1.7 million through fiscal 2017 related to these future closures.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 29, 2016
(Unaudited)

A summary of the pre-tax restructuring and strategic charges is presented in the table below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

	(in thousands)
Impairment charges	$—	$329	$1,453	$21,259
Continuing employee-related costs	781	—	1,796	5,639
Severance charges	65	(12)	9,485	1,808
Proxy solicitation costs	108	—	5,697	—
Lease termination charges	79	2,146	427	4,903
Outside services	9,779	—	12,013	—
Other charges	8	674	156	569
Total restructuring and strategic charges, pre-tax	$10,820	$3,137	$31,027	$34,178
As of October 29, 2016, a reserve of $18.1 million related to restructuring and strategic activities was included in other current and deferred liabilities in the accompanying condensed consolidated balance sheets. A roll-forward of the reserve is presented as follows:

	Continuing Employee-related Costs	Severance Charges	Proxy Solicitation Costs	Lease Termination Charges	Outside Services	Other charges	Total

	(in thousands)
Beginning Balance, January 30, 2016	$2,549	$1,678	$—	$1,101	$9	$—	$5,337
Charges	1,796	9,485	5,697	427	12,013	156	29,574
Payments	(3,702)	(6,066)	(5,697)	(612)	(623)	(130)	(16,830)
Ending Balance, October 29, 2016	$643	$5,097	$—	$916	$11,399	$26	$18,081

Note 4. Stock-Based Compensation
For the thirty-nine weeks ended October 29, 2016 and October 31, 2015, stock-based compensation expense was $15.5 million and $20.7 million, respectively. As of October 29, 2016, approximately 5.8 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.
Restricted Stock Awards
Restricted stock award activity for the thirty-nine weeks ended October 29, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,585,392	$16.60
Granted	1,719,380	12.35
Vested	(1,062,433)	17.06
Forfeited	(776,587)	15.20
Unvested, end of period	2,465,752	13.88

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 29, 2016
(Unaudited)

Performance-based Stock Units
For the thirty-nine weeks ended October 29, 2016, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2016. Any units earned as a result of the achievement of this goal will vest over 3 years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the thirty-nine weeks ended October 29, 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	469,898	$18.23
Granted	733,360	12.55
Vested	(228,105)	18.23
Forfeited (1)	(329,891)	15.29
Unvested, end of period	645,262	13.28
(1) The performance goal for the PSUs granted in 2015 was not fully met. Forfeitures for the thirty-nine weeks ended October 29, 2016 include the portion of the fiscal 2015 PSUs that were not earned.
 Stock Option Awards
For the thirty-nine weeks ended October 29, 2016 and October 31, 2015, we did not grant any stock options.
Stock option activity for the thirty-nine weeks ended October 29, 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,060,774	$15.17
Granted	—	—
Exercised	(46,810)	6.51
Forfeited or expired	(202,783)	23.98
Outstanding and exercisable at October 29, 2016	811,181	13.47

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
For the thirteen weeks ended October 29, 2016 and October 31, 2015, the effective tax rate was 22.9% and (55.7)%, respectively. For the thirteen weeks ended October 29, 2016, the income tax provision was $7.0 million compared to the income tax benefit of $14.6 million for the thirteen weeks ended October 31, 2015. The favorability in the effective tax rate for the third quarter of 2016 primarily reflects an additional tax benefit related to the disposition of Boston Proper's stock and the realization of income tax credits in 2016. The income tax benefit for the third quarter of 2015 of $14.6 million and effective tax rate of (55.7)% primarily reflected the tax benefit related to the disposition of Boston Proper's stock and the impact of the Boston Proper goodwill and trade name impairment on the annual effective tax rate.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 29, 2016
(Unaudited)

For the thirty-nine weeks ended October 29, 2016, the income tax provision of $40.1 million and effective tax rate of 34.0% primarily reflected the pre-tax net income during the year and the additional tax benefit related to the disposition of Boston Proper's stock and the realization of income tax credits in 2016. For the thirty-nine weeks ended October 31, 2015, the income tax benefit was $23.1 million. The effective tax rate of 34.0% for the thirty-nine weeks ended October 29, 2016 was not comparable to the effective tax rate for the thirty-nine weeks ended October 31, 2015 primarily due to the tax benefit recorded in fiscal 2015 related to the disposition of Boston Proper's stock and the impact of the Boston Proper goodwill impairment on the annual effective tax rate.

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
The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Numerator
Net income (loss)	$23,598	$(11,610)	$77,721	$23,037
Net income and dividends declared allocated to participating securities	(502)	—	(1,677)	(492)
Net income (loss) available to common shareholders	$23,096	$(11,610)	$76,044	$22,545
Denominator
Weighted average common shares outstanding – basic	128,753	136,172	129,830	139,386
Dilutive effect of non-participating securities	243	—	169	338
Weighted average common and common equivalent shares outstanding – diluted	128,996	136,172	129,999	139,724
Net income (loss) per common share:
Basic	$0.18	$(0.09)	$0.59	$0.16
Diluted	$0.18	$(0.09)	$0.58	$0.16
For the thirteen weeks weeks ended October 29, 2016 and October 31, 2015, 0.7 million and 0.3 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the thirty-nine weeks ended October 29, 2016 and October 31, 2015, 0.9 million and 1.3 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 29, 2016
(Unaudited)

Note 7. Fair Value Measurements
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of October 29, 2016 generally consist of corporate bonds, U.S. government agencies, municipal securities, and commercial paper with $25.4 million of securities with maturity dates within one year or less and $25.0 million with maturity dates over one year and less than two years.
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
During the quarter ended October 29, 2016, we did not make any transfers between Level 1 and Level 2 financial instruments. Furthermore, as of October 29, 2016, January 30, 2016 and October 31, 2015, we did not have any Level 3 financial instruments. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 29, 2016
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial instruments, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of October 29, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$365	$365	$—	$—
Marketable securities:
Municipal securities	3,193	—	3,193	—
U.S. government agencies	23,113	—	23,113	—
Corporate bonds	18,253	—	18,253	—
Commercial paper	5,852	—	5,852	—
Non Current Assets
Deferred compensation plan	7,291	7,291	—	—
Total	$58,067	$7,656	$50,411	$—

Financial Liabilities:
Long-term debt[1]	$84,768	$—	$85,207	$—

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

	Balance as of October 31, 2015
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$3,100	$3,100	$—	$—
Marketable securities:
U.S. government agencies	17,817	—	17,817	—
Corporate bonds	27,256	—	27,256	—
Commercial paper	2,243	—	2,243	—
Non Current Assets
Deferred compensation plan	8,632	8,632	—	—
Total	$59,048	$11,732	$47,316	$—

Financial Liabilities:
Long-term debt	94,702	—	$95,161	—
1 The carrying value of long-term debt includes the remaining unamortized discount of $0.2 million on the issuance of debt.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 29, 2016
(Unaudited)

Note 8. Debt
In fiscal 2015, we entered into a credit agreement (the "Agreement) providing for a term loan of $100.0 million and a revolving credit facility of $100.0 million. The term loan and revolving credit facility mature on May 4, 2020 and accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement contains customary representations, warranties, and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at October 29, 2016. As of October 29, 2016, we had total available borrowing capacity of $100.0 million under our revolving credit facility.
The following table provides details on our debt outstanding as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in thousands)
Credit Agreement, net	$84,768	$92,219	$94,702
Less: current portion	(10,000)	(10,000)	(10,000)
Total long-term debt	$74,768	$82,219	$84,702

Note 9. Share Repurchases
During the thirty-nine weeks ended October 29, 2016, we repurchased 6.5 million shares, under our share repurchase program announced in November 2015 at a total cost of approximately $76.3 million. As of October 29, 2016, the Company has $183.7 million remaining under the share repurchase program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

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
In June 2015, the Company was named as a defendant in Ackerman v. Chico’s FAS, Inc., a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements, and failure to reimburse business expenses, among other things. Plaintiff subsequently amended her complaint to make the same allegations on a class action basis. In June 2016, the parties submitted a proposed settlement of the matter to the court, and the court granted preliminary approval on August 26, 2016, and settlement notices have been distributed. If finally approved, the proposed settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In March 2016, the Company was named as a defendant in Cunningham v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of San Diego. Given the overlap with the claims alleged in the Ackerman case, described above, the Court initially stayed the Cunningham case pending final approval of the Ackerman settlement. In October 2016, the parties agreed to lift the stay and to resolve the matter as an individual action. The Court has since dismissed the case. The settlement amount was immaterial.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 29, 2016
(Unaudited)

In June 2016, the Company was named as a defendant in Rodems v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Fresno. Plaintiff sought to represent current and former nonexempt employees of Chico’s stores in California. The Complaint alleged many of the same Labor Code violations as Ackerman, described above. As a result, the court stayed the matter pending final approval of the Ackerman proposed settlement. The Company and the plaintiff subsequently agreed to a lifting of the stay and a filing of an amended complaint in early November, and the Company removed the case to the United State District Court for the Eastern District of California on November 9, 2016. In the proposed First Amended Complaint, the plaintiff makes similar claims of Labor Code violations against the Company but does not seek to represent a putative class or make class action allegations. The Company disputes the allegations of the First Amended Complaint and, at this time, does not expect that this case will have a material adverse effect on the Company’s consolidated financial condition or results of operation.
On July 28, 2016, the Company was named as a defendant in Calleros v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Santa Barbara. Plaintiff alleges that the Company failed to comply with California law requiring it to provide consumers cash for gift cards with a stored value of less than $10.00. The Company believes that the matter is not appropriate for class treatment; however, it is not possible to predict whether it will be permitted to proceed as a class or the size of the putative class, and no assurance can be given that the Company will be successful in its defense of this action on the merits or otherwise. Because class determinations have not been made, the Company is unable to estimate any potential loss or range of loss were it to lose on the merits of the case. However, the case is scheduled for voluntary mediation on November 28, 2016, and, at this time, the Company does not expect that the case will have a material adverse effect on the Company’s consolidated financial conditions or results of operation.
Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 29, 2016 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

Note 11. Subsequent Events
On November 22, 2016, we announced that our Board of Directors has declared a quarterly dividend of $0.08 per share on our common stock. The dividend will be payable on December 19, 2016 to shareholders of record at the close of business on December 5, 2016. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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
We utilize an integrated omni-channel approach to managing our business. For each of our brands, we want our customers to view the brand, through all of its various sales channels, as an integrated experience, rather than viewing it through a single channel (such as the store or the website). This approach allows our customers to browse, purchase, return, or exchange our merchandise through whatever sales channel and at whatever time is most convenient. As a result, we track total sales and comparable sales on a combined basis.
Net sales for the third quarter of fiscal 2016 were $596.9 million compared to $645.4 million in last year's third quarter. This decrease of 7.5% included $18.7 million related to Boston Proper. Excluding Boston Proper from fiscal 2015, net sales decreased 4.8% and primarily reflected a 4.9% decrease in comparable sales, comprised of a decrease in transaction count and lower average dollar sale. Third quarter average unit retail increased with a decline in promotional activity.
We reported net income for the third quarter of fiscal 2016 of $23.6 million, or $0.18 per diluted share, compared to a net loss of $11.6 million, or $0.09 per diluted share, in last year’s third quarter. Results for the third quarter of fiscal 2016 include restructuring and strategic charges of $6.8 million after-tax, or $0.05 per diluted share, primarily consisting of outside services, partially offset by an additional tax benefit on the disposition of Boston Proper's stock of $4.0 million, or $0.03 per diluted share. Results for the third quarter of fiscal 2015 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $23.9 million after-tax, or $0.18 per diluted share, restructuring and strategic charges of $1.9 million after-tax, or $0.01 per diluted share, primarily related to property and equipment impairment charges for the Boston Proper stores, and the operating loss related to Boston Proper of $3.5 million, or $0.03 per diluted share. The change in earnings per share also reflects the impact of approximately 10.2 million shares repurchased since the end of the third quarter last year.
Net sales for the year-to-date period of fiscal 2016 were $1.876 billion, a decrease of 7.5% compared to $2.029 billion in last year’s year-to-date period. Net income for the year-to-date period of fiscal 2016 was $77.7 million, or $0.58 per diluted share, compared to net income of $23.0 million, or $0.16 per diluted share last year. Results for the year-to-date period of fiscal 2016 include restructuring and strategic charges of $19.4 million after-tax, or $0.15 per diluted share, primarily consisting of severance, proxy solicitation costs, and outside services, partially offset by an additional tax benefit on the disposition of Boston Proper's stock of $4.0 million, or $0.03 per diluted share. Results for the year-to-date period of fiscal 2015 include the impact of Boston Proper non-cash goodwill and trade name impairment charges of $71.0 million after-tax, or $0.50 per diluted share, restructuring and strategic charges of $21.2 million after-tax, or $0.15 per diluted share, primarily related to property and equipment impairment charges, employee-related costs and lease termination charges, a tax benefit related to the disposition of Boston Proper's stock of $23.8 million, or $0.17 per diluted share, and the operating loss related to Boston Proper of $8.2 million, or $0.06 per diluted share. The change in earnings per share also reflects the impact of approximately 10.2 million shares repurchased since the end of the third quarter last year.
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

We pursue the growth of the brands in our portfolio by building our omni-channel capabilities, which includes managing our store base and our growing online presence, executing marketing plans, effectively leveraging expenses and optimizing the potential of each of our three brands. We have invested heavily in our omni-channel capabilities in order to allow customers to fully experience our brands, through more than one channel. In essence, we view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. To that end, we often refer to our brands' respective websites as "our largest store" within the brand.
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

RESULTS OF OPERATIONS
Thirteen Weeks Ended October 29, 2016 Compared to the Thirteen Weeks Ended October 31, 2015
Net Sales
The following table depicts net sales by Chico’s, WHBM, Soma and Boston Proper in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2016 and October 31, 2015:

	Thirteen Weeks Ended
	October 29, 2016		October 31, 2015

	(dollars in thousands)
Chico's	$312,203	52.3%	$333,421	51.7%
WHBM	210,389	35.2	220,965	34.2
Soma	74,320	12.5	72,349	11.2
Boston Proper	—	—	18,698	2.9
Total net sales	$596,912	100.0%	$645,433	100.0%
Net sales for the third quarter decreased to $596.9 million from $645.4 million in last year’s third quarter. This 7.5% decrease includes $18.7 million related to Boston Proper in last year’s third quarter and primarily reflects a 4.9% decrease in comparable sales, comprised of reduced transaction count and lower average dollar sale. For the third quarter, average unit retail increased with a decline in promotional activity. Net sales reflects 36 net store closures, including 20 Boston Proper store closures, or a 1.7% net decrease in selling square footage since last year's third quarter.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended October 29, 2016 and October 31, 2015:

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015
Chico's	(5.6)%	(4.7)%
WHBM	(5.5)%	(2.0)%
Soma	0.4%	(0.9)%
Total Company	(4.9)%	(3.3)%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended October 29, 2016 and October 31, 2015:

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015

	(dollars in thousands)
Cost of goods sold	$366,618	$396,270
Gross margin	$230,294	$249,163
Gross margin percentage	38.6%	38.6%
For the third quarter of fiscal 2016, gross margin was $230.3 million, or 38.6%, compared to $249.2 million, or 38.6%, in last year’s third quarter. When excluding Boston Proper from fiscal 2015, gross margin decreased 40 basis points in fiscal 2016 compared to gross margin of $244.2 million, or 39.0% last year. This decrease in gross margin rate primarily reflects an improvement in merchandise margin, which was more than offset by deleverage of occupancy costs and an increase in incentive compensation.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2016 and October 31, 2015:

	Thirteen Weeks Ended
	October 29, 2016	October 31, 2015

	(dollars in thousands)
Selling, general and administrative expenses	$188,350	$226,256
Percentage of total net sales	31.6%	35.1%
For the third quarter of fiscal 2016, SG&A was $188.4 million compared to $226.3 million in last year's third quarter. SG&A was 31.6% of net sales, a 350 basis point decrease from last year's third quarter, primarily due a reduction in marketing spend in fiscal 2016, $11.5 million of SG&A related to Boston Proper in fiscal 2015, and savings in store labor, partially offset by an increase in incentive compensation.
Restructuring and Strategic Charges
In fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources are aligned with long-term growth initiatives, including omni-channel. During the first quarter of fiscal 2016, we announced an expansion of our restructuring program to further align the organizational structure with long-term growth initiatives, including transition of executive leadership, and to reduce COGS and SG&A through strategic initiatives. These strategic initiatives include realigning marketing and digital commerce, improving supply chain efficiency, and reducing non-merchandise and marketing expenses. We have continued to execute on our cost reduction and operating efficiency initiatives, including an organizational redesign in the third quarter of fiscal 2016 which clarified roles, responsibilities and processes across our brands and shared service center.
In connection with this effort, in the third quarter of fiscal 2016, we recorded pre-tax restructuring and strategic charges totaling $10.8 million, primarily consisting of outside services related to cost reduction and operating efficiency initiatives, compared to $3.1 million in the third quarter of fiscal 2015, primarily consisting of Boston Proper lease termination charges. The after-tax impact of the restructuring and strategic charges in the third quarter totaled $6.8 million, or $0.05 per diluted share, compared to $1.9 million, or $0.01 per diluted share in fiscal 2015.
In connection with the restructuring program, we evaluated our domestic store portfolio and identified approximately 175 stores for closure, with 90 stores across our brands, including 20 Boston Proper stores, closed through the third quarter of fiscal 2016. As a result, we expect to incur additional cash charges related to lease termination expenses of approximately $1.7 million through fiscal 2017 related to these future closures.
Provision for Income Taxes
Our effective tax rate for the third quarter was 22.9% compared to an effective tax rate of (55.7)% in last year's third quarter. The favorability in the effective tax rate for the third quarter of 2016 primarily reflects an additional tax benefit related to the disposition of Boston Proper's stock and the realization of income tax credits in 2016. The income tax benefit of $14.6 million for the third quarter of 2015 and effective tax rate of (55.7)% primarily reflected the tax benefit related to the disposition of Boston Proper's stock and the tax impact of the Boston Proper goodwill and trade name impairment on the annual effective tax rate. Excluding the net after-tax impact of restructuring and strategic charges and the exit of Boston Proper, the effective tax rate for the third quarter of 2016 would have been 36.2% compared to 37.0% in the same period last year.
Net Income and Earnings Per Diluted Share
We reported net income for the third quarter of fiscal 2016 of $23.6 million, or $0.18 per diluted share, compared to net loss of $11.6 million, or $0.09 per diluted share in last year’s third quarter. Results for the third quarter of fiscal 2016 include the impact of restructuring and strategic charges of $6.8 million after-tax, or $0.05 per diluted share, primarily related to outside services related to cost reduction and operating efficiency initiatives, partially offset by an additional tax benefit related to the exit of Boston Proper of $4.0 million, or $0.03 per diluted share. Results for the third quarter of fiscal 2015 include charges of $29.3 million after-tax, or $0.22 per diluted share, related to Boston Proper non-cash goodwill and trade name impairment charges, restructuring and strategic charges and Boston Proper operating results. The change in earnings per share also reflects the impact of approximately 10.2 million shares repurchased since the end of the third quarter last year.

Thirty-Nine Weeks Ended October 29, 2016 Compared to the Thirty-Nine Weeks Ended October 31, 2015
Net Sales
The following table depicts net sales by Chico’s, WHBM, Soma and Boston Proper in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 29, 2016 and October 31, 2015:

	Thirty-Nine Weeks Ended
	October 29, 2016		October 31, 2015

	(dollars in thousands)
Chico's	$995,067	53.0%	$1,058,697	52.2%
WHBM	633,420	33.8%	659,682	32.5%
Soma	247,134	13.2%	240,347	11.8%
Boston Proper	—	0.0%	70,299	3.5%
Total net sales	$1,875,621	100.0%	$2,029,025	100.0%
Net sales for the year-to-date period decreased to $1.876 billion from $2.029 billion in last year’s year-to-date period. This 7.6% decrease includes $70.3 million related to Boston Proper last year and primarily reflects a 4.0% decrease in comparable sales, comprised of a decrease in transaction count and average dollar sale.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirty-nine weeks ended October 29, 2016 and October 31, 2015:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015
Chico's	(5.4)%	(2.1)%
WHBM	(3.5)%	(0.8)%
Soma	0.6%	3.6%
Total Company	(4.0)%	(1.0)%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirty-nine weeks ended October 29, 2016 and October 31, 2015:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015

	(dollars in thousands)
Cost of goods sold	$1,142,182	$1,219,543
Gross margin	$733,439	$809,482
Gross margin percentage	39.1%	39.9%
Gross margin for the year-to-date period was $733.4 million, or 39.1%, compared to $809.5 million, or 39.9%, in last year’s year-to-date period. When excluding Boston Proper from fiscal 2015, gross margin decreased 110 basis points in fiscal 2016 compared to $786.5 million, or 40.2%, last year. The decrease is primarily due to sales deleverage of store occupancy expense.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 29, 2016 and October 31, 2015:

	Thirty-Nine Weeks Ended
	October 29, 2016	October 31, 2015

	(dollars in thousands)
Selling, general and administrative expenses	$583,117	$661,491
Percentage of total net sales	31.1%	32.6%

For the year-to-date period of fiscal 2016, SG&A was $583.1 million compared to $661.5 million in last year’s year-to-date period. SG&A was 31.1% of net sales, a 150 basis point decrease from last year, primarily due to $40.5 million of SG&A related to Boston Proper in fiscal 2015, and a reduction in marketing spend and store labor, partially offset by employee benefit costs in fiscal 2016.
Restructuring and Strategic Charges
Restructuring and strategic charges for the year-to-date period of fiscal 2016 were $31.0 million pre-tax, primarily consisting of outside services, severance, proxy solicitation costs, compared to $34.2 million in fiscal 2015, primarily consisting of non-cash property and equipment impairment charges, continuing employee-related costs, lease termination charges and severance charges. The after-tax impact of the restructuring and strategic charges totaled $19.4 million, or $0.15 per diluted share, compared to $21.2 million, or $0.15 per diluted share in fiscal 2015.
Provision for Income Taxes
For the year-to-date period of fiscal 2016, the income tax provision of $40.1 million and effective tax rate of 34.0% primarily reflected the pre-tax net income during the period and the additional tax benefit related to the disposition of Boston Proper's stock and the realization of income tax credits in 2016. For the year-to-date period of fiscal 2015, the income tax benefit was $23.1 million. The effective tax rate for the year-to-date period of fiscal 2015 was not comparable to the 34.0% effective tax rate for the year-to-date period of fiscal 2016, primarily due to the tax benefit recorded in fiscal 2015 related to the disposition of Boston Proper's stock and the impact of the Boston Proper goodwill impairment on the annual effective tax rate.
Net Income and Earnings Per Diluted Share
Net income for the year-to-date period of fiscal 2016 was $77.7 million, or $0.58 per diluted share, compared to net income of $23.0 million, or $0.16 per diluted share, in last year's year-to-date period. Results for the year-to-date period of fiscal 2016 include the impact of restructuring and strategic charges of $19.4 million after-tax, or $0.15 per diluted share, primarily related to outside services, severance, proxy solicitation costs, partially offset by an additional tax benefit related to the exit of Boston Proper of $4.0 million, or $0.03 per diluted share. Results for the year-to-date period of fiscal 2015 include charges of $76.7 million after tax, or $0.54 per diluted share, related to Boston Proper non-cash goodwill and trade name impairment charges, restructuring and strategic charges, a tax benefit as a result of the disposition of Boston Proper's stock and Boston Proper operating results. The change in earnings per share also reflects the impact of approximately 10.2 million shares repurchased since the end of the third quarter last year.

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

Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2016 was $144.4 million, an increase of approximately $14.3 million from last year's year-to-date period. This increase primarily reflected the change in working capital, partially offset by lower net income compared to prior year when adjusted for non-cash impairment charges and the deferred tax benefit related to the exit of Boston Proper, as well as lower stock compensation expense and depreciation and amortization. The change in working capital is primarily due to a decrease in net income tax receivable, improved inventory management and the timing of payables.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2016 was $35.9 million compared to $12.6 million provided by investing activities in last year's year-to-date period, primarily reflecting a $79.4 million decrease in marketable securities related to share repurchases in fiscal 2015. Investing activities in the third quarter of fiscal 2016 included net purchases of property and equipment totaling $35.7 million compared to $66.6 million in the same period last year, consistent with our overall business strategy.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2016 was $118.1 million compared to $184.9 million in last year's year-to-date period. The decrease in net cash used in financing activities primarily reflects a decrease of $179.2 million in share repurchases in fiscal 2016 compared to fiscal 2015, partially offset by net borrowings of $95.0 million under our Credit Agreement in fiscal 2015.
Store and Franchise Activity
During the fiscal 2016 year-to-date period, we had 8 net store closure, consisting of net closures of 10 Chico's and 4 WHBM stores, and openings of 6 Soma stores. Currently, we expect an additional 9 net store closures in fiscal 2016, reflecting approximately 8 net closures of Chico's stores and 1 net WHBM closure. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions require or as opportunities arise. As of October 29, 2016, we also sold merchandise through 88 international franchise locations.

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

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, the implementation of our previously announced restructuring program and organizational redesign for improved business performance, including our re-balancing of our store fleet and streamlining the headquarter workforce, and the future success of our store concepts. These statements may address items such as future sales and sales initiatives, gross margin expectations, SG&A expectations (particularly estimated expected savings), operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, we may issue press releases and other written communications, and our representatives may make oral statements, which contain forward-looking information.
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
Potential risks and uncertainties include: the financial strength of retailing in particular and the economy in general; the extent of financial difficulties or uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and store concepts; the ability to effectively manage and maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the adequacy and perception of customer service; the ability to coordinate product development with buying and planning; the quality of merchandise received from suppliers; the ability to efficiently, timely and successfully execute significant economic, labor or other shifts in the countries from which our merchandise is supplied; the ability of our suppliers to timely produce and deliver clothing and accessories; the changes in the costs of manufacturing, raw materials, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in shopping initiatives may not deliver the results we anticipate; the risk that comparable sales and margins will experience fluctuations; the ability to successfully execute our business strategies; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, energize and retain qualified sales associates, managerial employees and other employees; the successful integration of our new management team; the ability to achieve the results of our previously announced restructuring program and expense initiatives the ability to respond effectively to actions of activist shareholders and others; the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to establish our websites and operate them in a manner that produces profitable sales and marketing; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; and the risk that natural disasters, public health crises, political uprisings or unrest, or other catastrophic events could adversely affect our operations and financial results. In addition, there are potential risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including the impact of work stoppages; transportation delays and other interruptions; political or civil instability; imposition of and changes in tariffs and import and export controls such as import quotas; changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of October 29, 2016 has not significantly changed since January 30, 2016. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
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
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal securities, corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of October 29, 2016, consisted of $25.4 million of securities with maturity dates within one year or less and $25.0 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of October 29, 2016, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
In June 2015, the Company was named as a defendant in Ackerman v. Chico’s FAS, Inc., a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements, and failure to reimburse business expenses, among other things. Plaintiff subsequently amended her complaint to make the same allegations on a class action basis. In June 2016, the parties submitted a proposed settlement of the matter to the court, and the court granted preliminary approval on August 26, 2016, and settlement notices have been distributed. If finally approved, the proposed settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In March 2016, the Company was named as a defendant in Cunningham v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of San Diego. Given the overlap with the claims alleged in the Ackerman case, described above, the Court initially stayed the Cunningham case pending final approval of the Ackerman settlement. In October 2016, the parties agreed to lift the stay and to resolve the matter as an individual action. The Court has since dismissed the case. The settlement amount was immaterial.
In June 2016, the Company was named as a defendant in Rodems v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Fresno. Plaintiff sought to represent current and former nonexempt employees of Chico’s stores in California. The Complaint alleged many of the same Labor Code violations as Ackerman, described above. As a result, the court stayed the matter pending final approval of the Ackerman proposed settlement. The Company and the plaintiff subsequently agreed to a lifting of the stay and a filing of an amended complaint in early November, and the Company removed the case to the United State District Court for the Eastern District of California on November 9, 2016. In the proposed First Amended Complaint, the plaintiff makes similar claims of Labor Code violations against the Company but does not seek to represent a putative class or make class action allegations. The Company disputes the allegations of the First Amended Complaint and, at this time, does not expect that this case will have a material adverse effect on the Company’s consolidated financial condition or results of operation.
On July 28, 2016, the Company was named as a defendant in Calleros v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Santa Barbara. Plaintiff alleges that the Company failed to comply with California law requiring it to provide consumers cash for gift cards with a stored value of less than $10.00. The Company believes that the matter is not appropriate for class treatment; however, it is not possible to predict whether it will be permitted to proceed as a class or the size of the putative class, and no assurance can be given that the Company will be successful in its defense of this action on the merits or otherwise. Because class determinations have not been made, the Company is unable to estimate any potential loss or range of loss were it to lose on the merits of the case. However, the case is scheduled for voluntary mediation on November 28, 2016, and, at this time, the Company does not expect that the case will have a material adverse effect on the Company’s consolidated financial conditions or results of operation.
Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of October 29, 2016 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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

As discussed in Note 3 in our Notes to Condensed Consolidated Financial Statements, we are currently involved in significant strategic initiatives intended to increase the efficiency and productivity of our business processes. These initiatives require substantial internal change and effort, including reductions and changes in personnel and significant adjustments in how we design and source product and how we ultimately present it to our customers. While we are confident that these initiatives are appropriate for the long-term viability and success of our business, they may not deliver all of the results we expect. Moreover, the process of implementing them places significant stress on the company and could result in unexpected short-term disruptions or negative impacts to our business, including, by way of example:

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
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
July 31, 2016 - August 27, 2016	1,899	$11.66	—	$203,706
August 28, 2016 - October 1, 2016	57,168	12.32	—	203,706
October 2, 2016 - October 29, 2016	1,651,538	12.13	1,651,440	183,673
Total	1,710,605	12.14	1,651,440	183,673

(a) Total number of shares purchased includes 59,165 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300.0 million share repurchase plan. There was approximately $183.7 million remaining under the program as of the end of the third quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 5.	OTHER INFORMATION
On November 17, 2016, the Company amended and restated the Company's Amended and Restated Bylaws (the "Bylaws") to add proxy access and to make other updates to the Bylaws (the “Amendments”), effective November 17, 2016. The Amendments include a new provisions Section 2.05 to the Bylaws that permits a stockholder, or a group of up to 20 stockholders, owning at least 3% of the number of outstanding shares of common stock of the Company continuously for at least three years, to include in the Company’s annual meeting proxy materials director nominees constituting up to 20% of the Board, provided that the stockholder(s) and the nominee(s) satisfy certain notice and other requirements specified in the Bylaws.

The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, as amended, a copy of which is attached hereto as Exhibit 3.1 to this Form 10-Q.

On November 22, 2016, we announced that its Board of Directors declared a quarterly cash dividend of $0.08 per share of its common stock, a 3.2% increase over the dividend rate from November 2015. The dividend is payable on December 19, 2016 to Chico’s FAS shareholders of record at the close of business on December 5, 2016.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1	Amended and Restated Bylaws

Exhibit 3.2	Amended and Restated Articles of Incorporation

Exhibit 10.1	Amended Restricted Stock Agreement (Non-Soma Officers)

Exhibit 10.2	Amended Restricted Stock Agreement (Soma Officers)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	November 22, 2016	By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director

Date:	November 22, 2016	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	November 22, 2016	By:	/s/ David M. Oliver
David M. Oliver
Group Vice President Finance - Controller and Chief Accounting Officer