Form 10-K
period 2017-01-28
CHICOS FAS INC
filed 2017-03-07
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017

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
Approximately $1,557,000,000 as of July 30, 2016, based upon the closing stock price on July 29, 2016 as reported by the NYSE.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, par value $0.01 per share – 128,031,928 shares as of February 24, 2017.
Documents incorporated by reference:
Part III Definitive Proxy Statement for the Company’s Annual Meeting of Stockholders presently scheduled for June 22, 2017.

CHICO’S FAS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
YEAR ENDED JANUARY 28, 2017

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

Overview
Chico’s FAS, Inc.1, is a collection of distinct lifestyle brands serving the needs of fashion-savvy women 35 years and older. The Company’s portfolio currently consists of three brands: Chico’s, White House Black Market (“WHBM”) and Soma. Our omni-channel brands are specialty retailers of private label women’s apparel, accessories and related products. Our product is available to customers in our domestic and international retail stores, through our optimized e-commerce websites, via telephone through our call centers and through an unaffiliated franchise partner in Mexico. As of January 28, 2017, we operated 1,501 stores across 48 states, Puerto Rico, the U.S. Virgin Islands and Canada, and sold merchandise through 91 franchise locations in Mexico.
Since 1983, we have grown by offering high quality and unique merchandise, supported by compelling marketing and outstanding personalized customer service. While each of our brands has a distinct customer base, the overall portfolio caters to a broad age and economic demographic, with household incomes ranging from $50,000 to well over $100,000.
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
The distinctive nature of Chico’s clothing is also reflected in its sizing, which is comprised of sizes 000, 00 (size 0-2), 0 (size 4-6), 1 (size 8-10), 2 (size 12-14), 3 (size 16-18) and 4 (size 20-22). Chico’s will occasionally offer half-sizes (up to 4.5), one-size-fits-all, petite sizes, short and tall inseams, and small, medium and large sizing for some items. The relaxed fit allows us to utilize this kind of sizing and thus offer a wide selection of clothing without investing in a large number of sizes within a single style.

White House Black Market
The WHBM brand, which began operations in 1985 and we acquired in September 2003, is dedicated to being a go-to style destination and authority on wardrobe building. WHBM primarily sells exclusively designed, private branded clothing focusing on women 35 and older with a moderate to high income level. WHBM offers a modern collection for the way women live now, selling stylish and versatile clothing and accessory items, including everyday basics, wear-to-work, denim and elegant occasion. Historically known for its black and white color palette, WHBM's collection reflects on-trend colors and patterns. The accessories at WHBM, such as shoes, belts, scarves, handbags and jewelry, are specifically designed to coordinate with each collection, allowing customers to easily individualize their wardrobe selections. WHBM is vertically integrated, controlling almost all aspects of the apparel design process, including choices of patterns, prints, construction, design specifications, fabric, finishes and color through in-house designers, purchased designs and independent suppliers.

___________________________

[1]	As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc., a Florida corporation, and all of its wholly-owned subsidiaries.

WHBM uses American sizes in the 00-14 range (with online sizes up to 16), including petite sizing, as well as short and long inseams, and small, medium and large sizing for some items. The fit of the WHBM clothing is tailored to complement the figure of a body-conscious woman, while still remaining comfortable.
Soma
The Soma brand, which began operations in 2004, primarily sells exclusively designed, private branded lingerie, sleepwear, loungewear, activewear, and beauty products focusing on women 35 and older with a moderate to high income level. The lingerie category includes bras, panties, shapewear and swimwear while the loungewear category includes tops, bottoms and dresses. Bras range in size from 32A-46HH. The sleepwear and loungewear offerings range from extra small to extra-extra large sizing. The beauty category consists of the Memorable, Enticing and Oh My Gorgeous lines of fine fragrance. The Soma team develops product offerings by working closely with a small number of independent suppliers to design proprietary products in-house and, in some cases, designs provided by its independent suppliers under labels other than the Soma brand.

Our Business Strategy
Our overall business strategy is focused on building a collection of distinct high-performing retail brands serving the fashion needs of women 35 and older. We seek to accomplish this strategy through our four focus areas: (1) evolving the customer experience, (2) strengthening our brands' positions, (3) leveraging actionable retail science, and (4) sharpening our financial principles. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.
We pursue improving the performance of our brands by building our omni-channel capabilities, which includes managing our store base and growing our online presence, by executing marketing plans, by effectively leveraging expenses and by optimizing the merchandise offerings of each of our three brands. We continue to invest heavily in our omni-channel capabilities in order to allow customers to fully experience our brands through more than one channel. In essence, we view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. To that end, we often refer to our brands' respective websites as "our largest store" within the brand.
Under this integrated, omni-channel approach, we encourage our customers to take advantage of each of our sales channels in whatever way best fits their needs. Customers may shop our products through one channel and consummate the purchase through a different channel. Our domestic customers have the option of returning merchandise to a store or to our distribution center, regardless of the channel used for purchase. We believe this omni-channel approach meets our customers’ expectations, enhances the customer experience, contributes to the overall success of our brands, reflects that our customers do not differentiate between channels, and is consistent with how we plan and manage our business. As a result, we maintain a shared inventory platform for our operations, allowing us to fulfill orders for all channels from our distribution center in Winder, Georgia. We also fulfill in-store orders directly from other stores or our distribution center.
We seek to acquire and retain omni-channel customers by leveraging existing customer-specific data and through targeted marketing, including e-marketing, television, catalogs and mailers. We seek to optimize the potential of our brands with improved product offerings, which includes potential new merchandise opportunities and brand extensions that enhance the current offerings, as well as our continued emphasis on our “Most Amazing Personal Service” standard.
In 2016, we announced and began implementing cost reduction and operating efficiency initiatives, including realigning marketing and digital commerce, improving supply chain efficiency, reducing non-merchandise expenses, and optimizing marketing spend. Actions taken as part of these initiatives are expected to continue to reduce expenses and complexity, standardize processes and improve the Company's ability to respond to changes in customer demand for merchandise.
Our Customer Service Model
Our customers deserve outstanding and personalized customer service, which we strive to achieve through our trademark “Most Amazing Personal Service” standard. We believe this service model is one of our competitive advantages and a key to the success of our omni-channel approach. An important aspect of our successful implementation of this model involves the specialized training we give sales associates to help meet their customers’ fashion and wardrobe needs, including clothing and accessory style, color selection, coordination of complete outfits, and suggestions on different ways in which to wear the clothing and accessories. Our sales associates are encouraged to develop long-term relationships with their customers, to know their customers’ preferences, and to assist those customers in selecting merchandise best suited to their tastes and wardrobe needs. In 2016, all of our brands began utilizing tablets in stores to access customer purchase history and style preferences as a clienteling tool that enhances the shopping experience in a personalized and efficient manner.

We also serve our customers’ needs and build customer loyalty through our customer rewards programs. Our programs are designed to reward our loyal customers by leveraging the rich data our customers share with us to deliver a relevant and engaging experience with our brands. The benefits provided are continuously evaluated in conjunction with our overall customer relationship management and marketing activities to ensure they remain a compelling reason for customers to shop at our brands.

•
Chico’s. A Chico’s customer can join the “Passport” program at no cost and receive additional benefits after spending a fixed amount. Features of the program include a 5% discount, exclusive offers, special promotions, free shipping, invitations to private sale events and advance notice regarding new arrivals.

•
WHBM. With “WHBM Rewards”, a customer can join at no cost for tier-based discounts, a 5% discount after spending a fixed amount, free shipping, special promotions, and invitations to private sales based on annual spend.

•
Soma. A Soma customer can join “Love Soma Rewards” at no cost and earns points based on purchases. Features of the program include reward coupons at specified loyalty point levels, exclusive promotions and free shipping.

Our Boutiques and Outlet Stores
Our boutiques are located in upscale indoor shopping malls, outdoor shopping areas, and standalone street-front locations. Boutique locations are determined on the basis of various factors, including, but not limited to: geographic and demographic characteristics of the market, nearby competitors, our own network of existing boutiques, the location of the shopping venue, including the site within the shopping center, proposed lease terms, anchor or other co-tenants, parking accommodations and convenience. Our merchandise is also sold through franchise locations in Mexico, including boutique locations as well as shop-in-shop formats within a department store environment.
Our outlet stores are primarily located in quality outlet centers. The Chico’s and WHBM brand outlets contain a mixture of made-for-outlet and clearance merchandise. The made-for-outlet product carries a higher margin than the clearance items from our boutique stores. Soma outlets contain a mix of boutique and clearance merchandise. We also sell clearance merchandise on our websites. We regularly review the appropriate ratio of made-for-outlet and clearance merchandise sold at our outlets and adjust that ratio as appropriate.

As of January 28, 2017, we operated 1,501 retail stores in 48 states, Puerto Rico, the U.S. Virgin Islands, and Canada. As of January 28, 2017, our merchandise was also sold through 91 franchise locations in Mexico. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year[1]
Stores	2016	2015	2014	2013	2012
Stores at beginning of year	1,518	1,547	1,472	1,357	1,256
Opened	17	40	109	135	125
Closed	(34)	(69)	(34)	(20)	(24)
Total Stores	1,501	1,518	1,547	1,472	1,357

	Fiscal Year End
Stores by Brand	2016	2015	2014	2013	2012
Chico’s frontline boutiques	587	604	613	611	606
Chico’s outlets	116	117	118	110	99
Chico's Canada	4	4	3	—	—
Chico’s total	707	725	734	721	705
WHBM frontline boutiques	423	429	441	436	398
WHBM outlets	71	71	68	59	45
WHBM Canada	6	6	5	3	—
WHBM total	500	506	514	498	443
Soma frontline boutiques	275	269	263	232	193
Soma outlets	19	18	17	17	16
Soma total	294	287	280	249	209
Boston Proper boutiques	—	—	19	4	—
Total Stores	1,501	1,518	1,547	1,472	1,357
________________________
1Our fiscal years end on the Saturday closest to January 30th and are designated by the calendar year in which the fiscal year commences. The periods presented in these financial statements are the fiscal years ended January 28, 2017 (“fiscal 2016”, “2016”, or “current period”), January 30, 2016 (“fiscal 2015”, “2015”, or “prior period”), January 31, 2015 (“fiscal 2014”, or “2014”), February 1, 2014 (“fiscal 2013”, or “2013”), and February 2, 2013 (“fiscal 2012”, or “2012”). Each of these periods had 52 weeks, except for fiscal 2012, which consisted of 53 weeks.
In fiscal 2017, we anticipate opening approximately 10 stores while closing 50 stores in our efforts to continue our capital allocation and cost reduction initiatives. We expect 14-18 net closures of Chico's stores, 14-18 net closures of WHBM stores, and 6-10 net closures of Soma stores. We continuously evaluate the appropriate new store growth rate and closures in light of economic conditions and may adjust the growth rate and closures as conditions require or as opportunities arise. Our unaffiliated franchisee expects to continue opening franchise locations in Mexico.
Digital Commerce
Each of our brands has a digital flagship: www.chicos.com, www.whbm.com and www.soma.com, which provide customers the ability to browse and order merchandise, locate our stores, and engage with content to enhance the shopping experience. Our websites are designed to complement the in-store experience and play a vital role in both our omni-channel strategy and the customer experience. Some products are available exclusively online including extended sizes, additional style and color choices, premier partner brands and clearance items. Online merchandise is also available for order through our call centers and in our stores through our clienteling applications. Domestic customers may return product directly to our distribution center or in our store locations regardless of the channel in which the merchandise was purchased.

We continue to focus our efforts to better align with shifts in customer traffic and consumers' consumption of media and content. As a result of significant increases in mobile traffic, in 2016 we implemented a responsive website design for Chico's and WHBM to ensure a consistent and seamless customer experience across devices. In fiscal 2017, we will complete the responsive website design conversion for Soma. We will maintain focus on our omni-channel approach by enhancing all brand websites through new features, functionality, search engine optimization and content designed to improve and evolve the customer's experience.

Marketing and Advertising

Driven by our industry-leading transactional data, our brands continue to develop targeted and effective marketing strategies. We continue to optimize and shift advertising from traditional to digital media with a focus on attracting new customers and using predictive modeling and advanced segmentation to drive retention and reactivation.

Our marketing programs currently consists of the following media mix to engage current and prospective customers:

•	Loyalty and rewards programs;

•	Direct marketing: catalogs, postcards, email and calling campaigns;

•	Digital marketing: mobile paid search, product listing ads, display banner advertising and remarketing, affiliate programs;

•	Social marketing: organic and paid efforts across social platforms;

•	National and local print and broadcast advertising;

•	Editorial content;

•	Public relations; and

•	Charitable giving and outreach programs.

In 2017, our marketing efforts will continue to focus on attracting customers to our iconic brands' differentiated positioning by leveraging retail science.

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

Merchandise Distribution
The distribution functions for all brands are handled from our Distribution Center (“DC”) in Winder, Georgia. New merchandise is generally received daily at the DC. Imported merchandise is shipped from the country of export by sea, air, truck or rail, as circumstances require. Domestic merchandise is primarily shipped by truck or rail. Upon arriving at the DC, merchandise is sorted and packaged for shipment to individual stores or is held for future store replenishment or direct shipment to customers. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.
Our DC has been granted Foreign Trade Zone status from the Department of Commerce and U.S. Customs and Border Protection. This status facilitates international expansion and allows us to move certain merchandise to the DC without paying U.S. Customs duty until the merchandise is shipped to domestic stores or online customers.
Product Sourcing
Our sourcing activities are performed by one shared service team focused on identifying cost-effective opportunities to improve production speed and flexibility while maintaining our quality standards. In fiscal 2010, China sources accounted for approximately 63% of our merchandise cost, compared to approximately 55% for fiscal 2016. We take ownership in the foreign country, at a designated point of entry into the United States, or at our DC, depending on the specific terms of sale.
We purchase the majority of our merchandise through key suppliers with whom we have established strategic collaborations; these key suppliers represented 57% of our purchases in fiscal 2016 with our largest supplier accounting for 23% of the total. Currently, we believe our product is appropriately distributed among suppliers and across countries of manufacture taking into consideration product quality execution, flexibility and speed at an acceptable cost and level of risk.

Competition
The women’s retail apparel and intimate apparel business is highly competitive and includes local, national and international department stores, specialty stores, boutique stores, catalog companies, and online retailers. We believe that our distinctively designed merchandise offerings and emphasis on customer service distinguish us from our competitors.
Trademarks and Service Marks
We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).
Our Marks include, but are not limited to: CHICO’S, CHICO'S PASSPORT, ZENERGY, SO SLIMMING, WHITE HOUSE BLACK MARKET, WHBM REWARDS, WORK KIT, SOMA, SOMA INTIMATES, ENTICING, COOL NIGHTS, EMBRACEABLE, VANISHING BACK, VANISHING EDGE, and LOVE SOMA REWARDS. We have registered or are seeking to register a number of these Marks in the United States, Canada, Mexico and other foreign countries.
In the opinion of management, our rights in the Marks are important to our business. Accordingly, we intend to maintain our Marks and the related registrations and applications. We are not aware of any material claims of infringement or other challenges to our rights to use any registered Marks in the United States.
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
Our Code of Ethics, which is applicable to all of our employees, including the principal executive officer, the principal financial officer, and the Board of Directors ("Board"), is posted on our investor relations website. Any amendments to or waivers from our Code of Ethics are also available on this website. Charters of each of the Audit Committee, Human Resources, Compensation and Benefits Committee, Corporate Governance and Nominating Committee and Executive Committee as well as the Corporate Governance Guidelines, Insider Trading Policy, Terms of Commitment to Ethical Sourcing, and Stock Ownership Guidelines are available on this website or upon written request by any shareholder.
Employees
As of January 28, 2017, we employed approximately 21,000 people, approximately 30% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, approximately 90% of our employees worked in our boutique and outlet stores. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption, and are unaware of any efforts or plans to organize our employees. We currently contribute a significant portion of the cost of medical, dental and life and disability insurance coverage for eligible employees. We also offer a qualified 401(k) retirement plan with an employer matching contribution percentage and an employee stock purchase plan to full-time employees and to part-time employees working twenty hours or more, as well as a deferred compensation plan to highly compensated employees. All employees are also eligible to receive substantial discounts on our merchandise. We consider the overall relations with our employees to be good.

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

Business Strategy

If we cannot successfully execute our business strategy, our consolidated financial condition and results of operations could be materially adversely impacted. There are numerous risks associated with this strategy including, but not limited to, the following:

Risk	Description

1. Failure to implement and manage our business strategy
Our long-term omni-channel business strategy is dependent upon a number of factors, including anticipating and quickly responding to changing customer preferences, shopping habits (such as online versus in-store) and fashion trends, identifying and developing new brand extensions and new markets, effectively using our marketing resources to communicate with existing and potential customers, effectively managing our store base, including management of store productivity and negotiating acceptable lease terms, having the appropriate corporate resources to support our business strategies, sourcing levels of inventory in line with expected sales and then managing its disposition, hiring, training and retaining qualified employees, generating sufficient operating cash flows to fund our business strategies, maintaining brand-specific websites that offer the system functionality, service and security customers expect, and implementing and maintaining appropriate technology to support our business strategies.

2. Competition
The women's specialty retail industry is highly competitive. We compete with local, national and international department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. Many of our competitors have advantages over us, including substantially greater financial, marketing and other resources. Increased levels of promotional activity by our competitors, some of whom may be able to adopt more aggressive pricing policies than we can, both online and in stores, may negatively impact our sales and profitability. There is no assurance that we can compete successfully with these companies in the future. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. The growth of fast fashion and value fashion retailers and expansion of off-price retailers has shifted shopper expectations to more affordable pricing of well-known brands and continued promotional pressure. The rise of these retailers as well as the shift in shopping preferences from brick-and-mortar stores to online e-commerce channels has increased the difficulty of maintaining and gaining market share. Increased competition in any of these areas may result in higher costs or otherwise reduce our sales or operating margins.

3. Risks of expanding internationally
Our current growth strategy includes potential expansion of our operations and presence internationally. As part of that strategy, we may face significant costs and challenges including setting up foreign offices, hiring experienced management or franchising partners, maintaining good relations with associates, obtaining prime locations for stores, introducing and marketing our brands, and others.

We may be unable to successfully grow our international business, or we may face operational issues that delay our intended pace of international growth, such as an inability to identify suitable franchising partners, identify markets and sites for store locations, address the different operational characteristics present in a new country, negotiate acceptable lease terms, hire, train and retain store personnel, localize our online brand experience and e-commerce capabilities, find vendors that can meet our international merchandise needs, achieve acceptable operating margins, compete with local competitors or adapt to potential different consumer demand and behavior. Any challenges that we encounter may divert financial, operational and managerial resources from our existing operations.

In addition, we are subject to certain U.S. laws that may impact our international operations or expansion, including the Foreign Corrupt Practices Act, as well as the laws of the foreign countries in which we operate. Violations of these laws could subject us to sanctions or other penalties that could negatively affect our reputation, business and operating results.

General Economic Conditions

Numerous economic conditions, all of which are outside of our control, could negatively affect the level of our customers' spending or our costs of operations. If these economic conditions persist for a sustained period, our consolidated financial condition and results of operations could be materially adversely impacted. These economic conditions include, but are not limited to, the following:

Risk	Description

4. Declines in consumer spending
Consumer spending may decline as a result of: threatened or actual government shut downs, higher unemployment levels, low levels of consumer credit, declines in consumer confidence, inflation, changes in interest rates, recessionary pressures, increasing gas and other energy costs, increased taxes, changes in housing prices, higher durable and other consumer spending, volatility in the financial markets and changes in the political climate or conditions.

5. Fluctuating costs
Fluctuations in the price, availability and quality of fabrics and other raw materials used to manufacture our products, as well as the price for labor and transportation, may contribute to ongoing pricing pressures throughout our supply chain. The price and availability of such inputs to the manufacturing process may fluctuate significantly, depending on several factors, including commodity costs (such as higher cotton prices), energy costs (such as fuel), shipping costs, inflationary pressures from emerging markets, increased labor costs, weather conditions and currency fluctuations.

6. Impairment charges
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

7. Fluctuating comparable sales and operating results
Our comparable sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. In addition to other factors discussed in this Item 1A., a variety of factors affect comparable sales and operating results, including changes in fashion trends, change in our merchandise mix, customer acceptance of merchandise offerings, the timing of marketing activities, calendar shifts of holiday periods, the periodic impact of a fifty-three week fiscal year, weather conditions and general economic conditions. In addition, our ability to address the current challenges of sustained declining store traffic combined with a highly promotional retail environment may impact our comparable sales, operating results and ability to maintain or gain market share. Past comparable sales or operating results are not an indicator of future results.

Omni-Channel Operations

Our omni-channel operations (including our websites and catalogs), are a critical part of our customers’ overall experience with our brands and will be a significant contributor to our future business growth and profitability. Our inability or failure to successfully manage and maintain those operations could materially and adversely impact our results of operations. Specific risks include, but are not limited to, the following:

Risk	Description

8. Reliance on technology
Our brands’ websites are heavily dependent on technology, which creates numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of systems to operate the websites as anticipated, reliance on third party computer hardware and software providers, computer viruses, telecommunication failures, liability for online content, systems and data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions. Our failure to successfully assess and respond to these risks could negatively impact sales, increase costs and damage the reputation of our brands.

9. Reliance on the U.S. Postal Service and other shipping vendors
Postal rate increases or a reduction or delay in service could affect the cost of our order fulfillment and catalog and promotional mailings. We use the Postal Service to mail millions of catalogs each year to educate our customers about our products, acquire new customers, drive customers to our boutiques and websites and promote catalog sales. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting.

We utilize additional shipping vendors, including Federal Express, to support our online operations. Any significant and unanticipated increase in shipping costs, reduction in service, or slow-down in delivery could impair our ability to deliver merchandise in a timely or economically efficient manner.

Information Technology Systems

In addition to the dependence of our retail websites on technology as discussed above, we also rely on various information technology systems to manage our overall operations, and failure of those systems to operate as expected or a significant interruption in service could materially adversely impact our consolidated financial condition and results of operations. Risks include, but are not limited to, the following:

Risk	Description

10. Disruptions in current systems or difficulties in integrating new systems
We regularly maintain, upgrade, enhance or replace our information technology systems to support our business strategies and provide business continuity. Replacing legacy systems with successor systems, making changes to existing systems or acquiring new systems with new functionality have inherent risks including disruptions, delays, gaps in functionality, user acceptance, adequate user training, or other difficulties that may impair the effectiveness of our information technology systems.

11. Cybersecurity
We are subject to cybersecurity risks. Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, exfiltration, loss or damage. Our business involves the storage and/or transmission of customers’ personal information, shipping preferences and credit card information, as well as confidential information regarding our business, employees and third parties. In addition, as part of our acceptance of customers’ debit and credit cards as forms of payment, we are required to comply with the Payment Card Industry Data Security Standards (“PCI”).

While we have implemented measures reasonably designed to prevent security breaches and cyber incidents, and while we have taken steps to comply with PCI, those measures may not be effective. A breach or cyber incident could result in the loss or misuse of data and could result in fines, penalties, damages, loss of business, reputational damage or loss of our ability to accept debit and credit cards as forms for payment. In addition, changes in laws or regulations, or in the PCI standards, could result in cost increases due to system or administrative charges.

Sourcing and Distribution Strategies

Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

12. Reliance on foreign sources of production
The majority of the merchandise we sell is produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability; non-compliance with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations; potential changes to the North American Free Trade Agreement; imposition of new legislation relating to import quotas; imposition of new or increased duties, taxes, or other charges on imports, such as the proposed Border Adjustment Tax; foreign exchange rate challenges and pressures presented by implementation of U.S. monetary policy; challenges from local business practices or political issues; transportation disruptions; our shift to a predominantly FOB (free on board) shipping structure rather than predominantly DDP (delivered duty paid); natural disasters; delays in the delivery of cargo due to port security considerations or government funding; seizure or detention of goods by U.S. Customs authorities; or a reduction in the availability of shipping sources caused by industry consolidation or other reasons. We continue to source a substantial portion of our merchandise from Asia, including China. A change in exchange rates, labor laws or policies affecting the costs of goods in Asia could negatively impact our merchandise costs. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections or other factors, could have a negative impact.

We cannot predict whether or not any of the foreign countries in which our clothing and accessories are produced will be subject to import restrictions or taxes by the United States government. Trade restrictions, including increased tariffs, or more restrictive quotas, including safeguard quotas, or anything similar, applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost, or reduce the supply, of apparel available to us.

13. Our suppliers’ inability to provide quality goods in a timely manner
We are subject to risk because we do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. A key supplier may become unable to address our merchandising needs for a variety of reasons. If we were unexpectedly required to change suppliers or if a key supplier were unable to supply acceptable merchandise in sufficient quantities on acceptable terms, we could experience a significant impact to the supply or cost of merchandise.

14. Reliance upon one supplier
Approximately 23% of total purchases in fiscal 2016 and 23% of total purchases in 2015 were made from one supplier, and we cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise. However, we have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and our continued good relations with them.

15. Our suppliers’ failure to implement acceptable labor practices
Although we have adopted our Terms of Commitment to Ethical Sourcing and use the services of third party audit firms to monitor compliance with these terms, some of our independent suppliers may not be in complete compliance with our guidelines at all times. The violation of labor or other laws by any of our key independent suppliers or the divergence of an independent supplier’s labor practices from those generally accepted by us as ethical could interrupt or otherwise disrupt the shipment of finished merchandise or damage our reputation.

16. Reliance on one location to distribute goods for our brands
The distribution functions for all of our brands are handled from our DC in Winder, Georgia and a significant interruption in the operation of that facility due to natural disasters, severe weather, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill online or catalog orders.

Other Risks Factors

Our business is subject to numerous other risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

17. Failure to comply with applicable laws and regulations
Our policies, procedures and internal controls are designed to help us comply with all applicable foreign and domestic laws, accounting and reporting requirements, regulations and tax requirements, including those imposed by the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Foreign Corrupt Practices Act, The Patient Protection and Affordable Care Act, the SEC and the New York Stock Exchange (“NYSE”), as well as applicable employment laws. We could be subject to legal or regulatory action in the event of our failure to comply, which could be expensive to defend and resolve and be disruptive to our business. Any changes in regulations, the imposition of additional regulations or the enactment of any new legislation that affects us may increase the complexity of the legal and regulatory environment in which we operate and the related costs of compliance.

18. Adverse outcomes of litigation matters
We are involved in litigation and other claims against our business. These matters arise primarily in the ordinary course of business but could raise complex factual and legal issues, presenting multiple risks and uncertainties and requiring significant management time. At this time, we believe that our current litigation matters will not have a material adverse effect on the consolidated results of operations or financial condition. However, our assessment could change in light of the discovery of facts with respect to pending or potential legal actions against us, not presently known to us, or determinations by judges, juries or other finders of fact which are inconsistent with our evaluation of the possible liability or outcome of such litigation. In addition, we may be subject to litigation which has not yet been filed.

19. Our inability to retain or recruit key personnel
Our success and ability to properly manage our business depends to a significant extent upon our ability to attract, develop and retain qualified employees, including executive and senior management and talented merchants. Competition for talented employees within our industry is intense. Failure to recruit and retain such personnel and implement appropriate succession planning, including the transition of new executives, particularly at the CEO and executive level, could jeopardize our continued and sustained success.

20. Our inability to achieve the results of our restructuring program
During the fourth quarter of fiscal 2014, we initiated a multi-year restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives. The Company has substantially completed this restructuring program; however, the benefits associated with the restructuring program may vary materially from estimates as a result of various factors including: the timing and success in execution of the restructuring program, outcome of negotiations with landlords and other third parties, inventory levels, and changes in management’s assumptions and projections. As a result of these events and circumstances, delays and unexpected costs may occur, which could result in our not realizing some of the anticipated benefits of the restructuring program.

21. Our inability to achieve the results of our strategic initiatives
During the first quarter of fiscal 2016, we announced significant initiatives designed to further align the organizational structure for long-term growth and to reduce COGS and SG&A. These initiatives require substantial internal change and effort, including reductions and changes in personnel and significant adjustments in how we design and source product and how we ultimately present it to our customers. While we are confident that these initiatives are appropriate for the long-term viability and success of our business, they may not deliver all of the results we expect. Moreover, the process of implementing them places significant stress on the Company and could result in unexpected short-term disruptions or negative impacts to our business, including, by way of example:

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

In addition, there is no assurance that we can complete the implementation of all of these initiatives in the manner or in the time-frame planned, or that, once implemented, they will result in the expected increases in the efficiency or productivity of our business.

22. Our inability to operate our business within our financial covenants or to replace our credit facility
Our revolving credit agreement and term loan contain various affirmative and negative covenants that may restrict the ability of the Company to incur indebtedness, grant liens, engage in mergers, make certain investments, pay dividends or distributions on our common stock or enter into sales-leaseback transactions. The agreement also contains financial covenants that require the Company to maintain certain financial ratios. The ability of the Company to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could accelerate the Company's repayment obligations. Also, the inability to obtain credit on commercially reasonable terms in the future when this facility expires could adversely impact our liquidity and results of operations. In addition, market conditions could potentially impact the size and terms of a replacement facility or facilities.

23. War, terrorism or other catastrophes
In the event of war, acts of terrorism or the threat of terrorist attacks, public health crises, or weather catastrophes, consumer spending could significantly decrease for a sustained period. In addition, local authorities or shopping center management could close in response to any immediate security concern, public health concern or weather catastrophe such as hurricanes, earthquakes, or tornadoes. Similarly, war, acts of terrorism, threats of terrorist attacks, or a weather catastrophe could severely and adversely affect our National Store Support Center (“NSSC”) campus, our Distribution Center, or our entire supply chain.

24. Our inability to protect our brands’ reputation
Our ability to protect our brands’ reputation is an integral part of our general success strategy and is critical to the overall value of the brands. If we fail to maintain high standards for merchandise quality and integrity in our business conduct or fail to address other risk factors, such failures could jeopardize our brands' reputations. Consumers value readily available information from social media and other sources concerning retailers and their goods and services and many times act on such information without further investigation in regards to its accuracy. Any negative publicity, whether true or not, may affect our reputation and brand and, consequently, reduce demand for our merchandise, decrease customer and investor loyalty, and affect our vendor relationships.

25. Our inability to protect our intellectual property
While we devote significant resources to the protection of our intellectual property, others may still attempt to imitate our products or infringe upon our intellectual property rights. Other parties may also claim that some of our products infringe on their trademarks, copyrights, or other intellectual property rights.

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

26. Stock price volatility
The market price of our common stock has fluctuated substantially in the past and may continue to do so in the future. Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in operating results or comparable sales, changes in earnings estimates by analysts or the failure of investors or analysts to understand our business strategies or fundamental changes in our business or sector, among other factors, could cause the market price of the common stock to fluctuate substantially. In addition, stock markets, in general, have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

27. Our business could be impacted as a result of actions by activist shareholders or others
From time to time, we may be subject to legal and business challenges in the operation of our Company due to proxy contests, shareholder proposals, media campaigns and other such actions instituted by activist shareholders or others. Responding to such actions is costly and time-consuming, disrupts our operations, may not align with our business strategies and may divert the attention of our Board of Directors and senior management from the pursuit of current business strategies. Perceived uncertainties as to our future direction or changes to the composition of our Board of Directors as a result of shareholder activism may lead to the perception of instability in the organization and its future and may make it more difficult to attract and retain qualified personnel and business partners.

28. Disadvantageous lease obligations and commercial retail consolidation
We have, and will continue to have, significant lease obligations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to fulfill our obligations under the applicable lease including paying the base rent for the balance of the lease term. Additionally, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future and could concentrate our leases with fewer landlords who may then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close this could affect our ability to profitably operate our stores.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Stores
At fiscal year-end for 2016, 2015 and 2014 our total consolidated selling square feet was 3.6 million, 3.7 million and 3.7 million, respectively. For a general description of our leases, see Note 1 to our financial statements under the heading "Operating Leases." As of January 28, 2017, our 1,501 stores were located in 48 states, the U.S. Virgin Islands, Puerto Rico and Canada, as follows:

Alabama	20	Maine	4	Oklahoma	15
Arizona	34	Maryland	40	Oregon	17
Arkansas	12	Massachusetts	34	Pennsylvania	70
California	150	Michigan	36	Rhode Island	5
Colorado	24	Minnesota	28	South Carolina	35
Connecticut	23	Mississippi	12	South Dakota	4
Delaware	8	Missouri	30	Tennessee	34
Florida	127	Montana	6	Texas	136
Georgia	56	Nebraska	10	Utah	11
Hawaii	1	Nevada	21	Vermont	1
Idaho	6	New Hampshire	6	Virginia	48
Illinois	64	New Jersey	51	Washington	29
Indiana	24	New Mexico	8	West Virginia	4
Iowa	7	New York	62	Wisconsin	18
Kansas	14	North Carolina	48	U.S. Virgin Islands	1
Kentucky	17	North Dakota	5	Puerto Rico	8
Louisiana	21	Ohio	46	Ontario, Canada	10
NSSC and Distribution Centers
Our NSSC is located on approximately 65 acres in Fort Myers, Florida and consists of approximately 504,000 square feet of office space. Our distribution center is located on approximately 110 acres in Winder, Georgia and consists of approximately 583,000 square feet of distribution, fulfillment, call center and office space.

ITEM 3.	LEGAL PROCEEDINGS
In July 2015, the Company was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number or an expiration date on customers' receipts. The Company denies the material allegations of the complaint. Its motion to dismiss was denied on July 13, 2016, but the Company continues to believe that the case is without merit and is not appropriate for class treatment. It will continue to vigorously defend the matter. At this time, it is not possible to predict whether the proceeding will be permitted to proceed as a class or the size of the putative class, and no assurance can be given that the Company will be successful in its defense on the merits or otherwise. No specific dollar amount in damages or other relief is specified in the Complaint, and the Company is unable to estimate any potential loss or range of loss. However, if the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition.
In June 2015, the Company was named as a defendant in Ackerman v. Chico’s FAS, Inc., a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements and failure to reimburse business expenses, among other things. Plaintiff subsequently amended her complaint to make the same allegations on a class action basis. In June 2016, the parties submitted a proposed settlement of the matter to the court, and the court granted preliminary approval on August 26, 2016, and settlement notices have been distributed. If finally approved, the proposed settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

In March 2016, the Company was named as a defendant in Cunningham v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of San Diego. The Complaint alleged many of the same Labor Code violations as Ackerman, described above. Given the overlap with the Ackerman case, the Court stayed the matter pending final approval of the Ackerman proposed settlement. In October 2016, the parties agreed to lift the stay and to resolve the matter as an individual action. The Court has since dismissed the case. The settlement amount was immaterial.
In June 2016, the Company was named as a defendant in Rodems v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Fresno. The Complaint alleged many of the same Labor Code violations as Ackerman, described above. Given the overlap with the Ackerman case, the court stayed the matter pending final approval of the Ackerman proposed settlement. The Company and the plaintiff subsequently agreed to a lifting of the stay and a filing of an amended complaint in early November. The Company removed the case to the United States District Court for the Eastern District of California on November 9, 2016. In the First Amended Complaint, the plaintiffs make similar claims, but only on behalf of three individuals, and they do not seek class status. The Company disputes the allegations of the First Amended Complaint and, as the matter is no longer a putative class action, is confident that this case will not have a material adverse effect on the Company’s consolidated financial condition or results of operation.
In July 2016, the Company was named as a defendant in Calleros v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Santa Barbara. Plaintiff alleges that the Company failed to comply with California law requiring it to provide consumers cash for gift cards with a stored value of less than $10.00. Following voluntary mediation of the matter in November of 2016, the parties entered into a settlement agreement, which is subject to court review and approval. If finally approved, the settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operation.
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
Our Common Stock trades on the NYSE under the symbol “CHS”. On February 24, 2017, the last reported sale price of the Common Stock on the NYSE was $14.75 per share. The number of holders of record of common stock on February 24, 2017 was 1,218.
The following table sets forth, for the periods indicated, the range of high and low sale prices for the Common Stock, as reported on the NYSE:

For the Fiscal Year Ended January 28, 2017
	High	Low
Fourth Quarter (October 30, 2016 – January 28, 2017)	$16.70	$11.28
Third Quarter (July 30, 2016 – October 29, 2016)	12.68	11.23
Second Quarter (May 1, 2016 – July 30, 2016)	12.72	10.15
First Quarter (January 31, 2016 - April 30, 2016)	13.27	9.73

For the Fiscal Year Ended January 30, 2016
	High	Low
Fourth Quarter (November 1, 2015 – January 30, 2016)	$13.77	$9.69
Third Quarter (August 2, 2015 – October 31, 2015)	17.00	13.68
Second Quarter (May 3, 2015 – August 1, 2015)	17.29	14.97
First Quarter (February 1, 2015 - May 2, 2015)	18.38	16.60
In fiscal 2016, we declared four quarterly dividends of $0.08 per share, resulting in an annualized dividend of $0.32 per share. In fiscal 2015, we declared four quarterly dividends of $0.0775 per share, resulting in an annualized dividend of $0.31 per share.
On February 22, 2017, we announced that our Board of Directors declared a quarterly dividend of $0.0825 per share on our common stock. The dividend will be payable on March 27, 2017 to shareholders of record at the close of business on March 13, 2017.
In fiscal 2015, we executed accelerated share repurchase agreements ( the “ASR Agreements”) and purchased $250 million of the Company's common stock under our $300 million share repurchase authorization announced in December 2013. In November 2015, we announced a new $300 million share repurchase authorization for the Company's common stock and canceled the remainder of the December 2013 authorization, which had $40 million remaining. During the fourth quarter of fiscal 2016, we repurchased 1.6 million shares of the Company's common stock, for a total fiscal 2016 repurchase of 8.1 million shares at approximately $96.4 million. There was approximately $163.6 million remaining under the program at the end of fiscal 2016. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

In fiscal 2016, we repurchased 430,499 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 35,447 were repurchased in the fourth quarter and are included in the following chart (amounts in thousands except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
October 30, 2016 – November 26, 2016	1,184,607	$12.18	1,180,341	$169,292
November 27, 2016 – December 31, 2016	299,002	$14.93	268,858	$165,289
January 1, 2017 – January 28, 2017	115,807	$14.36	114,770	$163,642
Total	1,599,416	$12.85	1,563,969
Five Year Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the Standard & Poor’s 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on January 28, 2012 and the reinvestment of dividends.

	01/28/12	02/02/13	02/01/14	01/31/15	01/30/16	01/28/17
Chico’s FAS, Inc.	$100	$159	$149	$153	$97	$122
S&P 500 Index	$100	$118	$141	$162	$161	$194
S&P 500 Apparel Retail Index	$100	$135	$156	$197	$212	$211

ITEM 6.	SELECTED FINANCIAL DATA
Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto referenced in this Annual Report on Form 10-K. Amounts in the following tables are in thousands, except per share data, and number of stores data.

	Fiscal Year
	2016 (52 weeks)	2015 (52 weeks)	2014 (52 weeks)	2013 (52 weeks)	2012 (53 weeks)

	(dollars in thousands)
Summary of operations:[1]
Net sales	$2,476,410	$2,660,635	$2,693,929	$2,604,411	$2,590,024
Gross margin	946,836	1,026,871	1,034,238	1,049,353	1,124,060
Gross margin as a percent of net sales	38.2%	38.6%	38.4%	40.3%	43.4%
Income from operations	140,702	(13,084)	116,343	141,183	287,538
Income from operations as a percent of net sales	5.7%	(0.5)%	4.3%	5.5%	11.1%
Net income	91,229	1,946	64,641	65,883	180,219
Net income as a percent of net sales	3.7%	0.1%	2.4%	2.5%	6.9%

Per share data:
Net income per common share-basic	$0.69	$0.01	$0.42	$0.41	$1.09

Net income per common and common equivalent share–diluted	$0.69	$0.01	$0.42	$0.41	$1.08

Weighted average common shares outstanding–basic	128,995	138,366	148,622	155,048	162,989

Weighted average common and common equivalent shares outstanding–diluted	129,237	138,741	149,126	155,995	164,119

Cash dividends per share	$0.32	$0.31	$0.30	$0.24	$0.21

Balance sheet data (at year end):
Cash and marketable securities	$192,505	$140,145	$259,912	$152,446	$329,358
Total assets	1,108,994	1,166,052	1,438,581	1,371,191	1,580,628
Working capital	174,766	167,190	255,405	167,568	282,913
Long-term debt	68,535	82,219	—	—	—
Stockholders’ equity	609,173	639,788	943,621	909,103	1,093,199

Other selected operating data:
Percentage (decrease) increase in comparable sales	(3.7)%	(1.5)%	0.0%	(1.8)%	7.2%
Purchases of property and equipment, net	$47,836	$84,841	$119,817	$138,510	$164,690
Total depreciation and amortization	109,251	118,800	122,269	118,303	108,471
Goodwill and trade name impairment, pre-tax charges	—	112,455	30,100	72,466	—
Restructuring and strategic charges, pre-tax	31,027	48,801	16,745	—	—
Total stores at year end	1,501	1,518	1,547	1,472	1,357
Total selling square feet (in thousands)	3,612	3,652	3,706	3,547	3,271

____________________________

[1]	Five-year table includes the operating results of Boston Proper through fiscal 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. References herein to “Notes” refer to the Notes to our consolidated financial statements.

EXECUTIVE OVERVIEW

We are a leading omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates and complementary accessories, operating under the Chico’s, White House Black Market (“WHBM”) and Soma brand names. We earn revenues and generate cash through the sale of merchandise in our domestic and international retail stores, our various websites and our call center, which takes orders for all of our brands, and through an unaffiliated franchise partner in Mexico.

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

2016 Financial Highlights
• Earnings per share of $0.69 compared to $0.01 last year
• $138.7 million returned to shareholders, consisting of $96.4 million in share repurchases and $42.3 million in dividends
• Reduction in SG&A of 180 basis points as a percent of sales
• Decrease in inventory, reflecting improved management
• Generated approximately $30 million savings from cost reduction and operating efficiency initiatives

Income from Operations and Select Charges
The following table depicts income from operations and select charges for fiscal 2016, 2015, and 2014:

	Fiscal 2016	Fiscal 2015	Fiscal 2014

	(dollars in millions)
Income from operations	$140.7	$(13.1)	$116.3
Restructuring and strategic charges	$31.0	$48.8	$16.7
Goodwill and intangible impairment charges	$—	$112.5	$30.1

Earnings per diluted share for fiscal 2016 was $0.69 compared to $0.01 in fiscal 2015. The change in earnings per share reflects the increase in net income and the impact of share repurchases in fiscal 2016.

Key Initiatives
The initiatives announced in fiscal 2016 included:
• realigning marketing and digital commerce functions, placing the decision makers directly into the Company's three brands
• completing an organizational redesign, including transition of key executive leadership
• improving supply chain efficiency, reducing non-merchandise expenses and optimizing marketing spend

Future Outlook
For the full year of fiscal 2017, the Company is anticipating:
• a low single-digit percentage decline in comparable sales
• gross margin and SG&A leverage
• approximately 10 store openings and 50 store closings
• $50 million savings from cost reduction and operating efficiency initiatives

RESULTS OF OPERATIONS
Net Sales
The following table depicts net sales by Chico’s, WHBM, Soma and Boston Proper in dollars and as a percentage of total net sales for fiscal 2016, 2015, and 2014:

Net sales:	Fiscal 2016%		Fiscal 2015%		Fiscal 2014%

	(dollars in millions)
Chico’s	$1,286	51.9%	$1,364	51.3%	$1,385	51.4%
WHBM	846	34.2%	875	32.9%	892	33.1%
Soma	344	13.9%	335	12.6%	314	11.6%
Boston Proper[1]	—	—	87	3.2%	103	3.9%
Total net sales	$2,476	100.0%	$2,661	100.0%	$2,694	100.0%
1We completed the sale of the Boston Proper direct-to-consumer business and closed all Boston Proper stores in fiscal 2015.
For fiscal 2016, net sales were $2.5 billion compared to $2.7 billion in fiscal 2015. This decrease of 6.9% included $87.0 million related to Boston Proper last year. When excluding Boston Proper from fiscal 2015, net sales decreased 3.8%, primarily reflecting a decline in comparable sales of 3.7%, comprised of reduced transaction count and lower average dollar sale. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled, or relocated within the same general market and includes online and catalog sales. International and Boston Proper sales are excluded from comparable sales calculations.
Net sales decreased 1.2% in fiscal 2015 to $2.7 billion from $2.7 billion in fiscal 2014, primarily reflecting a 1.5% decrease in comparable sales, partially offset by the full year benefit of 2014 new store openings. The 2015 comparable sales reflected a decrease in average dollar sale and flat transaction count.
The following table depicts comparable sales percentages for Chico's, WHBM and Soma for fiscal 2016, 2015 and 2014:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Chico's	(5.3)%	(2.0)%	(0.5)%
WHBM	(2.8)%	(2.5)%	(1.7)%
Soma	0.5%	3.1%	8.0%
Total Company	(3.7)%	(1.5)%	0.0%

Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of net sales for fiscal 2016, 2015 and 2014:

	Fiscal 2016	Fiscal 2015	Fiscal 2014

	(dollars in millions)
Cost of goods sold	$1,530	$1,634	$1,660
Gross margin	$947	$1,027	$1,034
Gross margin percentage	38.2%	38.6%	38.4%
For fiscal 2016, gross margin was $947 million, or 38.2%, compared to $1,027 million, or 38.6%, in fiscal 2015. When excluding Boston Proper from fiscal 2015, gross margin decreased 60 basis points in fiscal 2016 compared to gross margin of $1,000 million, or 38.8%, last year. This 60 basis point decrease from the 2015 adjusted gross margin rate primarily reflects deleverage of occupancy costs and incentive compensation, partially offset by an improvement in merchandise margin.
For fiscal 2015, gross margin was $1,027 million compared to $1,034 million in fiscal 2014. As a percentage of net sales, gross margin was 38.6%, a 20 basis point increase from fiscal 2014, primarily reflecting a decrease in promotional activity in response to improved inventory management in fiscal 2015. When excluding Boston Proper in fiscal 2015 and fiscal 2014, gross margin was $1,000 million and $997 million, or 38.8% and 38.5% of net sales, respectively.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of net sales for fiscal 2016, 2015 and 2014:

	Fiscal 2016	Fiscal 2015	Fiscal 2014

	(dollars in millions)
Selling, general and administrative expenses	$775	$879	$871
Percentage of total net sales	31.2%	33.0%	32.3%

For fiscal 2016, selling, general and administrative expenses ("SG&A") were $775 million, or 31.2%, compared to $879 million, or 33.0%, in fiscal 2015. When excluding Boston Proper from fiscal 2015, SG&A decreased $56 million, or 110 basis points, compared to $831 million, or 32.3%, last year. This decrease is primarily due to a reduction in unproductive marketing spend and improvements in store labor productivity, partially offset by an increase in incentive compensation.
For fiscal 2015, SG&A was $879 million compared to $871 million in fiscal 2014. As a percentage of net sales, SG&A was 33.0%, a 70 basis point increase from fiscal 2014 primarily reflecting an increase in marketing spend, point-of-sale implementation costs and accrued incentive compensation, partially offset by benefits from previously announced cost reduction efforts. When excluding Boston Proper in fiscal 2015 and fiscal 2014, SG&A was $831 million and $821 million, or 32.3% and 31.7% of net sales, respectively.
Goodwill and Intangible Impairment Charges
In fiscal 2015, primarily based on declining market indications of value as evidenced by our non-binding letter of intent, the Company determined that certain Boston Proper intangibles were impaired and recorded $112.5 million in pre-tax, non-cash intangible impairment charges. The $112.5 million Boston Proper impairment charges included $48.9 million related to goodwill, $39.4 million related to the trade name and $24.2 million related to customer relationship intangible. The fiscal 2015 after-tax impact of the Boston Proper impairment charges totaled $88.4 million, or $0.63 per diluted share. The remaining value of the Boston Proper intangible assets was included in the sale of the assets and liabilities of the Boston Proper business in January 2016.
Restructuring and Strategic Charges
In the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives, including omni-channel. In connection with this effort, in fiscal 2016, we recorded pre-tax restructuring and strategic charges of $31.0 million, primarily consisting of $12.0 million in outside services, $9.5 million in severance costs and $5.7 million in proxy solicitation costs. The fiscal 2016 after-tax impact of the restructuring and other charges totaled $19.4 million, or $0.15 per diluted share. Effective in the third quarter of fiscal 2016, we have substantially completed our restructuring program and do not expect additional charges to be incurred.
In connection with our restructuring and strategic activities, in fiscal 2016 we continued to evaluate future store closures and adjusted the estimated store closures to approximately 150 through fiscal 2017, including the Boston Proper stores, with 103 stores closed across our brands through fiscal 2016. We do not expect to incur any material additional cash charges related to lease termination expenses.
In fiscal 2015, we recorded pre-tax restructuring and strategic charges of $48.8 million, primarily consisting of $22.0 million in non-cash property and equipment impairment charges, $9.6 million in lease termination charges, $8.3 million in continuing employee-related costs and $6.9 million in severance charges and termination benefits. The fiscal 2015 after-tax impact of the restructuring and other charges totaled $30.3 million, or $0.21 per diluted share.

Provision for Income Taxes
Our effective tax rate was 34.2%, 113.0% and 44.5%, for fiscal 2016, 2015 and 2014, respectively. The fiscal 2016 effective tax rate reflects an additional benefit related to the disposition of Boston Proper's stock. The fiscal 2015 and 2014 effective tax rates reflect the impact of the Boston Proper goodwill impairment charges, partially offset in fiscal 2015 by an outside basis difference realized upon the sale and subsequent liquidation of the Boston Proper business. Excluding the tax impacts of the Boston Proper goodwill impairment charges, outside basis difference and subsequent liquidation, the fiscal 2016, 2015 and 2014 effective tax rates would have been 37.2%, 36.6% and 36.4%, respectively.
Net Income and Earnings Per Diluted Share
Net income for fiscal 2016 was $91.2 million, or $0.69 per diluted share, compared to net income for fiscal 2015 of $1.9 million, or $0.01 per diluted share. The change in earnings per share reflects the increase in fiscal 2016 net income and the impact of share repurchases. Fiscal 2016 results included the impact of restructuring and strategic charges primarily related to outside services, severance costs and proxy solicitation costs of $19.4 million after-tax, or $0.15 per diluted share, partially offset by a $0.03 tax benefit related to the disposition of the Boston Proper DTC business.
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

Liquidity and Capital Resources
Overview
We believe that our existing cash and marketable securities balances, cash generated from operations, available credit facilities and potential future borrowings will be sufficient to fund capital expenditures, working capital needs, dividend payments, potential share repurchases, commitments and other liquidity requirements associated with our operations for the foreseeable future. Furthermore, while it is our intention to repurchase our stock and pay a quarterly cash dividend in the future, any determination to repurchase additional shares of our stock or pay future dividends will be made by the Board of Directors and will depend on our stock price, future earnings, financial condition and other factors considered by the Board.
Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omni-channel capabilities, including expanded, relocated and remodeled stores; and information technology.
Operating Activities
Net cash provided by operating activities in. fiscal 2016 was $230.7 million, an increase of approximately $33.7 million from fiscal 2015. This increase primarily reflected the change in working capital and an increase in net income compared to prior year when adjusted for non-cash impairment charges and the deferred tax benefit related to the exit of Boston Proper. The change in working capital is primarily due to a decrease in income tax receivable.
Net cash provided by operating activities in fiscal 2015 was $197.0 million, a decrease of approximately $85.5 million from fiscal 2014. This decrease is primarily due to changes in working capital reflecting the sale of Boston Proper, severance payments and timing of payables. These charges were partially offset by the impact of impairment and restructuring and strategic charges of $112.5 million, an increase of $82.4 million over fiscal 2014.
Investing Activities
Net cash used in investing activities for fiscal 2016 was $31.8 million compared to $0.5 million provided by investing activities for fiscal 2015. The fiscal 2016 results reflect net purchases of property and equipment totaling $47.8 million, offset by proceeds from the sale of land of $16.2 million. Fiscal 2015 results included net purchases of property and equipment totaling $84.8 million, offset by a $76.3 million net decrease in marketable securities related to share repurchases and proceeds from the sale of Boston Proper.

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
Financing Activities
Net cash used in financing activities for fiscal 2016 was $146.7 million compared to $240.4 million in fiscal 2015. The fiscal 2016 decrease in net cash used in financing activities primarily reflects a decrease of $201.0 million in share repurchases in fiscal 2016 compared to fiscal 2015, partially offset by net borrowings of $92.5 million under our Credit Agreement in fiscal 2015. In fiscal 2016, we paid four cash dividends at $0.08 per share on our common stock, totaling $42.3 million and received $4.4 million in proceeds from issuing approximately 1.8 million shares related to employee stock ownership plans and stock option exercises.
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
Store and Franchise Activity
During fiscal 2016, we had 17 net closures, consisting of 18 Chico's stores and 6 WHBM stores partially offset by 7 Soma store net openings. In fiscal 2017, we anticipate opening approximately 10 stores while closing 50 stores in our efforts to continue our capital allocation and cost reduction initiatives. We expect 14-18 net closures of Chico's stores, 14-18 net closures of WHBM stores and 6-10 net closures of Soma stores. We continuously evaluate the appropriate new store growth rate and closures in light of economic conditions and may adjust the growth rate and closures as conditions require or as opportunities arise. As of January 28, 2017, we also sold merchandise through 91 franchise locations in Mexico.

Contractual Obligations
The following table summarizes our contractual obligations at January 28, 2017:

	Total	One year or less	2-3 years	4-5 years	After 5 years

	(in millions)
Operating leases	$912	$189	$303	$237	$183
Purchase orders	366	365	1	—	—
Capital expenditures	4	4	—	—	—
Long-term debt obligations	85	16	30	39	—
Total	$1,367	$574	$334	$276	$183

As of January 28, 2017, our contractual obligations consisted of: 1) amounts outstanding under operating leases, 2) open purchase orders for inventory and other operating expenses, in the normal course of business, 3) contractual commitments for fiscal 2017 capital expenditures and 4) long-term debt obligations.
Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling $5.2 million at January 28, 2017 from the above table.

Credit Facility
On May 4, 2015, we entered into a credit agreement (the “Agreement”) among the Company, JPMorgan Chase Bank, N.A. as Administrative Agent, Bank of America, N.A., as Syndication Agent and other lenders. Our obligations under the Agreement are guaranteed by certain of our material U.S. subsidiaries. The Agreement provides for a term loan commitment in the amount of $100.0 million, of which $100.0 million was drawn at closing, and matures on May 4, 2020. The Agreement also provides for a $100.0 million revolving credit facility, of which $24.0 million was drawn at closing and was repaid in the second quarter of 2015. The Agreement has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement also requires us to maintain certain maximum leverage ratio (as defined in the Agreement) of no more than 3.50 to 1.00 until July 31, 2018, and 3.25 to 1.00 after July 31, 2018, and a minimum fixed coverage charge of not less than 1.20 to 1.00. As of January 30, 2016, the Company was in compliance with all financial covenant requirements of the Agreement. For a more detailed description of the interest rate options and the financial covenants, please see Note 10.
On May 4, 2015, in connection with our entry into the Agreement, we repaid and terminated, with no prepayment penalties, the $124.0 million outstanding obligation under our 2011 revolving credit facility. We used the proceeds from the initial draw of the term loan and revolving credit facility of the Agreement to repay such obligations.
As of January 28, 2017, $84.8 million in net borrowings under the term loan were outstanding under the Agreement, and are reflected as $16.3 million in current debt and $68.5 million in long-term debt in the accompanying consolidated balance sheet.
Off-Balance Sheet Arrangements
At January 28, 2017 and January 30, 2016, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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
Inventory Valuation and Shrinkage
We identify potentially excess and slow-moving inventories by evaluating inventory aging, turn rates and inventory levels in conjunction with our overall sales trend. Further, inventory realization exposure is identified through analysis of gross margins and markdowns in combination with changes in current business trends.We record excess and slow-moving inventories at net realizable value and may liquidate certain slow-moving inventory through third parties. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future.
We estimate our expected shrinkage of inventories between our physical inventory counts by using average store shrinkage experience rates, which are updated on a regular basis. Historically, the variation of those estimates to actual results is immaterial and material variation is not expected in the future.

Revenue Recognition
Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and employee discounts. For sales from our websites and catalogs, revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying consolidated statements of income. Amounts paid by customers to cover shipping and handling costs are immaterial.
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
Soma offers a points based loyalty program in which customers earn points based on purchases. Attaining specified loyalty point levels results in the issuance of reward coupons to discount future purchases. As program members accumulate points, we accrue the estimated future liability, adjusted for expected redemption rates and expirations. The liability is relieved and revenue is recognized for loyalty point reward coupons upon redemption. In addition, we recognize revenue on unredeemed points when it can be determined that the likelihood of the point being redeemed is remote and there is no legal obligation to remit the point value. We determined the loyalty point breakage rate based on historical and redemption patterns.
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
Income Taxes
Income taxes are accounted for in accordance with authoritative guidance, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In fiscal 2015, we early adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes and have classified all deferred taxes as non-current in our accompanying consolidated balance sheets. Inherent in the measurement of deferred balances are certain judgments and interpretations of existing tax law and published guidance as applicable to our operations. Deferred tax assets are reduced, if necessary, by a valuation allowance to the extent future realization of those tax benefits are uncertain. Our effective tax rate considers management’s judgment of expected tax liabilities within the various taxing jurisdictions in which we are subject to tax.
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

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales or transfers of other assets in the income statement as income tax expense (benefit) in the period the sale or transfer occurs. Additionally, companies would evaluate whether the tax effects of the intercompany sales of transfers of non-inventory assets should be included in their estimates of annual effective tax rates by using today's interim guidance on income tax accounting. ASU 2016-16 will require modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption, which we expect to implement in fiscal 2018. At January 28, 2017 the Company had $6.2 million in assets related to the transfer of intra–entity asset transfers.
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2016-09 requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The standard also permits an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We have performed preliminary assessments and have concluded that we will continue to estimate expected forfeitures and although the inclusion of excess tax benefits and deficiencies will increase volatility within our provision for income taxes, we do not anticipate a material impact to our consolidated results of operations based upon equity events. Further, the Company notes that all significant excess tax benefits have been realized through a reduction to income taxes payable.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and should be applied on a modified retrospective basis. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize straight-line total rent expense. Upon adoption of the standard, we expect to record material right–of–use assets and lease liabilities on the balance sheet approximating the present value of the remaining terms of our leases in fiscal 2019.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, under which entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify as available-for-sale in other comprehensive income but instead recognize the change in fair value in net income. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We do not anticipate adoption to have a material impact to our consolidated results of operations, financial position or cash flows.
In July 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. We do not, at this time, anticipate a material impact to our consolidated results of operations, financial position or cash flows as a result of the adoption of this ASU.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The FASB has issued subsequent ASUs related to ASU No. 2014-09, which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. Through our evaluation of the impact of this ASU, we have identified certain changes that are expected to be made to our accounting policies, including: the timing of our recognition of advertising expenses, whereby certain expenses that are currently amortized over their expected period of future benefit will be expensed the first time the advertisement appears, and the balance sheet presentation of merchandise returns as both an asset equal to the inventory value, less estimated processing costs, and a related return liability, compared to the net returns liability currently recorded. We plan to adopt this ASU beginning in the first quarter of fiscal 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods. We are continuing to evaluate the impact this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements.

Forward-Looking Statements
This Form 10-K may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, the implementation of our previously announced restructuring program and organizational redesign for improved business performance, including our re-balancing of our store fleet and streamlining the headquarter workforce and product life cycle process, and the future success of our store concepts. These statements may address items such as future sales and sales initiatives, gross margin expectations, SG&A expectations (particularly estimated expected savings), operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs. In addition, from time to time, we may issue press releases and other written communications, and our representatives may make oral statements, which contain forward-looking information. These statements, including those in this Form 10-K and those in press releases or made orally, relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “expects,” “believes,” “anticipates,” “plans,” “estimates,” “approximately,” “our planning assumptions,” “future outlook,” and similar expressions. Except for historical information, matters discussed in such oral and written statements, including this Form 10-K, are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” of this Form 10-K, and the following:

Potential risks and uncertainties include: the financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to effectively manage and maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the adequacy and perception of customer service; the ability to coordinate product development with buying and planning; the quality of merchandise received from suppliers; the ability to efficiently, timely and successfully manage our business in the face of significant economic, labor, political or other shifts in the countries from which our merchandise is supplied; the ability of our suppliers to timely produce and deliver clothing and accessories; the changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the risk that comparable sales and margins will experience fluctuations; the ability to successfully execute our business strategies, including our previously announced restructuring program and expense initiatives, and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful integration of our new management team; the ability to respond effectively to actions of activist shareholders and others; the ability to utilize our DC and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; and the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results. In addition, there are potential risks and uncertainties that are uniquely related to our reliance on sourcing from foreign suppliers, including the impact of changes in tariffs, taxes (such as a the passage of a “border adjustment” or similar tax) or other import regulations; changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors. Moreover, our recent shift to a predominantly FOB (free on board) shipping structure rather than predominantly DDP (delivered duty paid) could result in unexpected costs.

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
The market risk of our financial instruments as of January 28, 2017 has not significantly changed since January 30, 2016. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our primary exposure to interest rate risk relates in part to our revolving line of credit with our bank. On May 4, 2015, we entered into a new credit agreement and repaid, with no prepayment penalties, the then outstanding obligation under our 2011 credit facility. The new agreement, which matures on May 4, 2020, has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including corporate bonds, municipal bonds and U.S. government and agency securities. The marketable securities portfolio as of January 28, 2017, consisted of $26.2 million of securities with maturity dates within one year or less and $24.2 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of January 28, 2017, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Chico’s FAS, Inc.
We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chico’s FAS, Inc. and subsidiaries at January 28, 2017 and January 30, 2016, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its principle of accounting for shipping costs to classify such amounts in cost of goods sold effective January 31, 2016.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 7, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Tampa, Florida
March 7, 2017

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	January 28, 2017		January 30, 2016		January 31, 2015
	(52 weeks)		(52 weeks)		(52 weeks)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$2,476,410	100.0%	$2,660,635	100.0%	$2,693,929	100.0%
Cost of goods sold	1,529,574	61.8%	1,633,764	61.4%	1,659,691	61.6%
Gross margin	946,836	38.2%	1,026,871	38.6%	1,034,238	38.4%
Selling, general and administrative expenses	775,107	31.2%	878,699	33.0%	871,050	32.3%
Goodwill and intangible impairment charges	—	0.0%	112,455	4.3%	30,100	1.2%
Restructuring and strategic charges	31,027	1.3%	48,801	1.8%	16,745	0.6%
Income from operations	140,702	5.7%	(13,084)	(0.5)%	116,343	4.3%
Interest (expense) income, net	(1,973)	(0.1)%	(1,870)	0.0%	98	0.0%
Income before income taxes	138,729	5.6%	(14,954)	(0.5)%	116,441	4.3%
Income tax (benefit) provision	47,500	1.9%	(16,900)	(0.6)%	51,800	1.9%
Net income	$91,229	3.7%	$1,946	0.1%	$64,641	2.4%
Per share data:
Net income per common share-basic	$0.69		$0.01		$0.42
Net income per common and common equivalent share–diluted	$0.69		$0.01		$0.42
Weighted average common shares outstanding–basic	128,995		138,366		148,622
Weighted average common and common equivalent shares outstanding–diluted	129,237		138,741		149,126
Dividends declared and paid per share	$0.32		$0.31		$0.30
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	FISCAL YEAR ENDED
	January 28, 2017	January 30, 2016	January 31, 2015
	(52 weeks)	(52 weeks)	(52 weeks)
Net Income	$91,229	$1,946	$64,641
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of taxes	(39)	(21)	(73)
Foreign currency translation adjustment, net of taxes	(29)	(501)	523
Comprehensive income	$91,161	$1,424	$65,091
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 28, 2017	January 30, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$142,135	$89,951
Marketable securities, at fair value	50,370	50,194
Inventories	232,363	233,834
Prepaid expenses and accounts receivable	50,350	45,660
Income tax receivable	2,408	29,157
Assets held for sale	—	16,525
Total Current Assets	477,626	465,321

Property and Equipment, net	477,185	550,953

Other Assets:
Goodwill	96,774	96,774
Other intangible assets, net	38,930	38,930
Other assets, net	18,479	14,074
Total Other Assets	154,183	149,778
	$1,108,994	$1,166,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$116,378	$129,343
Current debt	16,250	10,000
Other current and deferred liabilities	170,232	158,788
Total Current Liabilities	302,860	298,131

Noncurrent Liabilities:
Long-term debt	68,535	82,219
Deferred liabilities	118,543	130,743
Deferred taxes	9,883	15,171
Total Noncurrent Liabilities	196,961	228,133
Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized; 155,170 and 153,838 shares issued; and 128,753 and 135,531 shares outstanding, respectively	1,288	1,355
Additional paid-in capital	452,756	435,881
Treasury stock, 26,417 shares and 18,307 shares, respectively	(386,094)	(289,813)
Retained earnings	541,251	492,325
Accumulated other comprehensive (loss) income	(28)	40
Total Stockholders’ Equity	609,173	639,788
	$1,108,994	$1,166,052
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive Income
	Shares	Par Value		Shares	Amount	Retained Earnings		Total
BALANCE, February 1, 2014	152,195	$1,522	$382,088	—	$—	$525,381	$112	$909,103
Net income	—	—	—	—	—	64,641	—	64,641
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(73)	(73)
Foreign currency translation adjustment	—	—	—	—	—	—	523	523
Issuance of common stock	1,805	18	6,250	—	—	—	—	6,268
Dividends paid on common stock ($0.30 per share)	—	—	—	—	—	(45,773)	—	(45,773)
Repurchase of common stock	(1,084)	(11)	(8,119)	—	—	(9,994)	—	(18,124)
Stock-based compensation	—	—	26,487	—	—	—	—	26,487
Excess tax benefit from stock-based compensation	—	—	569	—	—	—	—	569
BALANCE, January 31, 2015	152,916	1,529	407,275	—	—	534,255	562	943,621
Net income	—	—	—	—	—	1,946	—	1,946
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(21)	(21)
Foreign currency translation adjustment	—	—	—	—	—	—	(501)	(501)
Issuance of common stock	1,716	17	10,596	—	—	—	—	10,613
Dividends paid on common stock ($0.31 per share)	—	—	—	—	—	(43,876)	—	(43,876)
Repurchase of common stock	(19,101)	(191)	(12,845)	18,307	(289,813)	—	—	(302,849)
Stock-based compensation	—	—	30,062	—	—	—	—	30,062
Excess tax benefit from stock-based compensation	—	—	793	—	—	—	—	793
BALANCE, January 30, 2016	135,531	1,355	435,881	18,307	(289,813)	492,325	40	639,788
Net income	—	—	—	—	—	91,229	—	91,229
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(39)	(39)
Foreign currency translation adjustment	—	—	—	—	—	—	(29)	(29)
Issuance of common stock	1,763	18	4,341	—	—	—	—	4,359
Dividends paid on common stock ($0.32 per share)	—	—	—	—	—	(42,303)	—	(42,303)
Repurchase of common stock	(8,541)	(85)	(5,512)	8,110	(96,281)	—	—	(101,878)
Stock-based compensation	—	—	21,249	—	—	—	—	21,249
Excess tax benefit from stock-based compensation	—	—	(3,203)	—	—	—	—	(3,203)
BALANCE, January 28, 2017	128,753	$1,288	$452,756	26,417	$(386,094)	$541,251	$(28)	$609,173
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	FISCAL YEAR ENDED
	January 28, 2017	January 30, 2016	January 31, 2015
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows From Operating Activities:
Net income	$91,229	$1,946	$64,641
Adjustments to reconcile net income to net cash provided by operating activities —
Goodwill and intangible impairment charges, pre-tax	—	112,455	30,100
Depreciation and amortization	109,251	118,800	122,269
Loss on disposal and impairment of property and equipment	10,523	23,744	10,085
Deferred tax benefit	(8,427)	(34,415)	(9,598)
Stock-based compensation expense	21,249	30,062	26,487
Excess tax benefit from stock-based compensation	(604)	(3,084)	(1,981)
Deferred rent and lease credits	(18,811)	(21,741)	(20,017)
Changes in assets and liabilities:
Inventories	1,472	(6,719)	2,986
Prepaid expenses and other assets	(7,565)	358	(3,341)
Income tax receivable	26,749	(28,562)	3,394
Accounts payable	(13,015)	(12,101)	13,280
Accrued and other liabilities	18,659	16,248	44,178
Net cash provided by operating activities	230,710	196,991	282,483

Cash Flows From Investing Activities:
Purchases of marketable securities	(50,717)	(52,668)	(128,696)
Proceeds from sale of marketable securities	50,508	129,000	118,062
Purchases of property and equipment, net	(47,836)	(84,841)	(119,817)
Proceeds from sale of land	16,217	—	—
Proceeds from sale of Boston Proper net assets	—	9,000	—
Net cash (used in) provided by investing activities	(31,828)	491	(130,451)

Cash Flows From Financing Activities:
Proceeds from borrowings	—	124,000	—
Payments on borrowings	(7,500)	(31,500)	—
Proceeds from issuance of common stock	4,359	10,613	6,268
Excess tax benefit from stock-based compensation	604	3,084	1,981
Dividends paid	(42,254)	(43,729)	(45,773)
Repurchase of common stock	(101,878)	(302,849)	(18,124)
Net cash used in financing activities	(146,669)	(240,381)	(55,648)
Effects of exchange rate changes on cash and cash equivalents	(29)	(501)	523
Net increase (decrease) in cash and cash equivalents	52,184	(43,400)	96,907
Cash and Cash Equivalents, Beginning of period	89,951	133,351	36,444
Cash and Cash Equivalents, End of period	$142,135	$89,951	$133,351

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,316	$2,375	$321
Cash paid for income taxes, net	$25,863	$47,342	$55,093
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)

1.	BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business
The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us” and “our”). We operate as an omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates and complementary accessories. We currently sell our products through retail stores, catalogs and via our websites at www.chicos.com, www.whbm.com and www.soma.com. As of January 28, 2017, we had 1,501 stores located throughout the United States, the U.S. Virgin Islands, Puerto Rico and Canada, and sold merchandise through 91 franchise locations in Mexico.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these consolidated financial statements are the fiscal years ended January 28, 2017 (“fiscal 2016” or “current period”), January 30, 2016 (“fiscal 2015” or “prior period”) and January 31, 2015 (“fiscal 2014”). Fiscal 2016, 2015 and 2014 all contained 52 weeks.
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
Change in Accounting Policy
Effective January 31, 2016, the Company made a voluntary change in accounting principle related to our classification of shipping expenses. Historically, we have presented shipping expenses within selling, general and administrative expenses ("SG&A"). Under the new policy, the Company is presenting these expenses within cost of good sold ("COGS") in the audited consolidated statements of income. The Company believes that this change is preferable as the shipping expenses represent direct costs associated with the sale of our merchandise and improves comparability with the Company's peers. The accounting policy change was applied retrospectively to all periods presented. There was no change to consolidated net income, however, cost of sales increased by $37.3 million and $37.8 million, and SG&A decreased by the same amount for the years ended January 30, 2016, and January 31, 2015. The Company recorded $35.9 million in shipping expenses as a component of COGS during the year ended January 28, 2017.

Reclassification of Occupancy Expenses and Correction of Immaterial Accounting Error
The Company has changed its classification of store occupancy expenses. Historically, we have presented store occupancy expenses within SG&A. As now reclassified, the Company is presenting these expenses within COGS in the consolidated statements of income. The Company believes that store occupancy expenses represent direct costs associated with the sale of our merchandise and improves comparability with the Company’s peers. This reclassification was applied retrospectively to all periods presented. There was no change to consolidated net income, however, cost of sales increased by $384.9 million and $373.0 million, and SG&A decreased by the same amount for the years ended January 30, 2016 and January 31, 2015. The Company recorded $381.0 million in store occupancy expenses as a component of COGS during the year ended January 28, 2017.
The Company has also elected to correct the historical classification of shipping revenue within SG&A. To correct the immaterial error, we are classifying shipping revenue as a component of net sales within the consolidated statements of income for all periods presented. There was no change to consolidated net income, however, net sales increased by $18.3 million, $18.7 million, and SG&A increased by the same amount for the years ended January 30, 2016 and January 31, 2015. The Company recorded $13.0 million in shipping revenue as a component of net sales during the year ended January 28, 2017.

Adjustments to Presentation
The above mentioned changes had no cumulative effect on the presentation of the consolidated statements of income, consolidated balance sheets, or consolidated statements of cash flows. The effects of the aforementioned accounting policy change, change in classification and error correction to the January 30, 2016 and January 31, 2015 consolidated statements of income are as follows (dollars in thousands):

	As Previously Reported	% of Sales	Change in Accounting Policy	Effect of Change in Occupancy Classification	Effect of Error Correction	As Adjusted	% of Sales

Twelve Months Ended January 30, 2016
Net sales	$2,642,309	100.0	$—	$—	$18,326	$2,660,635	100.0
Cost of goods sold	1,211,552	45.9	37,317	384,895	—	1,633,764	61.4
Gross Margin	1,430,757	54.1	(37,317)	(384,895)	18,326	1,026,871	38.6
Selling, general and administrative expenses	1,282,585	48.5	(37,317)	(384,895)	18,326	878,699	33.0

	As Previously Reported	% of Sales	Change in Accounting Policy	Effect of Change in Occupancy Classification	Effect of Error Correction	As Adjusted	% of Sales

Twelve Months Ended January 31, 2015
Net sales	$2,675,211	100.0	$—	$—	$18,718	$2,693,929	100.0
Cost of goods sold	1,248,889	46.7	37,815	372,987	—	1,659,691	61.6
Gross Margin	1,426,322	53.3	(37,815)	(372,987)	18,718	1,034,238	38.4
Selling, general and administrative expenses	1,263,134	47.2	(37,815)	(372,987)	18,718	871,050	32.3

Footnotes to the consolidated financial statements herein have been adjusted to reflect the impact of these changes accordingly.
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
Fair Value of Financial Instruments
Our consolidated financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable, accounts payable and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Inventories
We use the weighted average cost method to determine the cost of merchandise inventories. We identify potentially excess and slow-moving inventories by evaluating inventory aging, turn rates and inventory levels in conjunction with our overall sales trend. Further, inventory realization exposure is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We record excess and slow-moving inventories at net realizable value and may liquidate certain slow-moving inventory through third parties. We estimate our expected shrinkage of inventories between physical inventory counts by using average store shrinkage experience rates, which are updated on a regular basis. Substantially all of our inventories consist of finished goods.
Costs associated with sourcing are generally capitalized while merchandising, distribution and product development costs are generally expensed as incurred, and are included in the accompanying consolidated statements of income as a component of cost of goods sold. Approximately 23% of total purchases in fiscal 2016 and 23% of total purchases in 2015 were made from one supplier. In fiscal 2016 and 2015, approximately 55% and 54% of our merchandise cost originated in China, respectively.
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

Operating Leases
We lease retail stores and a limited amount of office space under operating leases. The majority of our lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are recorded as a deferred lease credit within deferred liabilities and amortized as a reduction of rent expense over the term of the lease. Rent escalation clauses, “rent-free” periods and other rental expenses are amortized on a straight-line basis over the term of the leases, including the construction period. This is generally 60 - 90 days prior to the store opening date, when we generally begin improvements in preparation for our intended use.
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
Goodwill and Other Intangible Assets
Goodwill and other indefinite-lived intangible assets are assessed for impairment at least annually. We perform our annual impairment test during the fourth quarter, or more frequently should events or circumstances change that would indicate that impairment may have occurred.
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
We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. A two-step impairment test is performed only if the results of the qualitative assessment indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to skip the qualitative assessment and perform the two-step impairment test. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales or EBITDA multiples of similar companies and transactions or other available indications of value. For 2016, we performed a qualitative assessment of the goodwill associated with the Chico's and WHBM reporting units and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment date. In fiscal 2015 and 2014, we performed a goodwill impairment assessment of the Boston Proper reporting unit and recorded pre-tax, non-cash goodwill impairment charges of $48.9 million and $25.8 million, respectively, as further discussed in Note 8. We completed the sale of the Boston Proper direct-to-consumer ("DTC") business in January 2016.
We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible is less than its carrying amount. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the intangible is less than its carrying amount, we calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept, and compare the fair value to the carrying value to determine if the asset is impaired. We may elect to skip the qualitative assessment when appropriate based on current circumstances. For 2016, we performed a qualitative assessment of the WHBM trade name and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment date. In fiscal 2015 and 2014 we performed an impairment assessment of Boston Proper indefinite-lived intangible assets and recorded pre-tax, non-cash impairment charges of $39.4 million and $4.3 million on the Boston Proper trade name as further discussed in Note 8.
Intangible assets subject to amortization consisted of the value of Boston Proper customer relationships. In fiscal 2015, we performed an impairment assessment of the Boston Proper customer relationships and recorded pre-tax, non-cash impairment charges of $24.2 million as further discussed in Note 8. All remaining Boston Proper intangible assets, including the Boston Proper trade name and customer relationships were included in the sale of the Boston Proper DTC business in fiscal 2015.

Accounting for the Impairment of Long-lived Assets and Assets Held for Sale
Long-lived assets, including definite-lived intangibles, are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired. The fair value of an asset is estimated using estimated future cash flows of the asset discounted by a rate commensurate with the risk involved with such asset while incorporating marketplace assumptions. The impairment loss recorded is the amount by which the carrying value of the asset exceeds its fair value. In fiscal 2016, 2015 and 2014, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, recorded impairment charges of approximately $2.5 million, $1.4 million and $1.3 million, respectively, which are included in SG&A in the accompanying consolidated statements of income. Additionally, in connection with the restructuring program initiated in fiscal 2014 as further discussed in Note 2, we have identified approximately 150 stores, including the Boston Proper stores, to be closed from fiscal 2015 through 2017. As a result, in fiscal 2015 and 2014, we recorded additional impairment charges of approximately $12.5 million and $5.4 million, respectively, which are included in restructuring and strategic charges in the accompanying consolidated statements of income.
Assets held for sale are measured at the lower of their carrying value or fair value less costs of disposal. Upon retirement or disposition, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and a gain or loss is recognized based on the difference between the fair value of proceeds received and the asset’s carrying value.
Revenue Recognition
Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and employee discounts. For sales from our websites and catalogs, revenue is recognized at the time we estimate the customer receives the product, which is typically within a few days of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying consolidated statements of income. Amounts paid by customers to cover shipping and handling costs are immaterial.
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
Soma offers a points based loyalty program in which customers earn points based on purchases. Attaining specified loyalty point levels results in the issuance of reward coupons to discount future purchases. As program members accumulate points, we accrue the estimated future liability, adjusted for expected redemption rates and expirations. The liability is relieved and revenue is recognized for loyalty point reward coupons upon redemption. In addition, we recognize revenue on unredeemed points when it can be determined that the likelihood of the point being redeemed is remote and there is no legal obligation to remit the point value. We determined the loyalty point breakage rate based on historical and redemption patterns.
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
Advertising Costs
Costs associated with the production of non-catalog advertising, such as writing, copying, printing and other costs are expensed as incurred. Costs associated with communicating advertising that has been produced, such as television and magazine, are expensed when the advertising event takes place. Catalog expenses consist of the cost to create, print and distribute catalogs. Such costs are amortized over their expected period of future benefit, which is typically less than six weeks. For fiscal 2016, 2015 and 2014, advertising expense was approximately $115.4 million, $159.9 million and $153.1 million, respectively, and is included within SG&A in the accompanying consolidated statements of income.

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
Shipping and Handling Costs
Shipping and handling costs to transport goods to customers, amounted to $35.9 million, $37.3 million and $37.8 million in fiscal 2016, 2015 and 2014, respectively, and are included within cost of goods sold in the accompanying consolidated statements of income.

Occupancy and Store Pre-opening Costs
Occupancy and store pre-opening costs (including store-related costs and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included within cost of sales in the accompanying consolidated statements of income.
Income Taxes
Income taxes are accounted for in accordance with authoritative guidance, which requires the use of the asset and liability method. Deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Additionally, we follow a comprehensive model to recognize, measure, present and disclose in our consolidated financial statements the estimated aggregate tax liability of uncertain tax positions that we have taken or expect to take on a tax return. This model states that a tax benefit from an uncertain tax position may be recognized if it is “more likely than not” that the position is sustainable, based upon its technical merits.
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
Newly Issued Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales or transfers of other assets in the income statement as income tax expense (benefit) in the period the sale or transfer occurs. Additionally, companies would evaluate whether the tax effects of the intercompany sales of transfers of non-inventory assets should be included in their estimates of annual effective tax rates by using today's interim guidance on income tax accounting. ASU 2016-16 will require modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption, which we expect to implement in fiscal 2018. At January 28, 2017 the Company had $6.2 million in assets related to the transfer of intra–entity asset transfers.
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation. ASU 2016-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. ASU 2016-09 requires entities to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The standard also permits an employer to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. We have performed preliminary assessments and have concluded that we will continue to estimate expected forfeitures and although the inclusion of excess tax benefits and deficiencies will increase volatility within our provision for income taxes, we do not anticipate a material impact to our consolidated results of operations based upon equity events. Further, the Company notes that all significant excess tax benefits have been realized through a reduction to income taxes payable.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and should be applied on a modified retrospective basis. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize straight-line total rent expense. Upon adoption of the standard, we expect to record material right–of–use assets and lease liabilities on the balance sheet approximating the present value of the remaining terms of our leases in fiscal 2019.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, under which entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify as available-for-sale in other comprehensive income but instead recognize the change in fair value in net income. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We do not anticipate adoption to have a material impact to our consolidated results of operations, financial position or cash flows.
In July 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. We do not, at this time, anticipate a material impact to our consolidated results of operations, financial position or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The FASB has issued subsequent ASUs related to ASU No. 2014-09, which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. Through our evaluation of the impact of this ASU, we have identified certain changes that are expected to be made to our accounting policies, including: the timing of our recognition of advertising expenses, whereby certain expenses that are currently amortized over their expected period of future benefit will be expensed the first time the advertisement appears, and the balance sheet presentation of merchandise returns as both an asset equal to the inventory value, less estimated processing costs, and a related return liability, compared to the net returns liability currently recorded. We plan to adopt this ASU beginning in the first quarter of fiscal 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods. We are continuing to evaluate the impact this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements.

2.	RESTRUCTURING AND STRATEGIC CHARGES:
During the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives, including omni-channel. In connection with this effort, in fiscal 2014, we recorded pre-tax restructuring and strategic charges of approximately $16.7 million primarily related to severance and termination benefits, store closures and other impairment charges.
In fiscal 2015, we completed an evaluation of the Boston Proper brand, completed the sale of the Boston Proper DTC business, and closed its stores. We assessed the disposal group and determined that the sale of the Boston Proper DTC business did not have a major effect on our consolidated results of operations, financial position or cash flows. Accordingly, the disposal group is not presented in the consolidated financial statements as a discontinued operation. Pretax losses for the Boston Proper DTC business for fiscal 2015 and 2014 were $11.8 million and $7.9 million, respectively. The loss recorded in fiscal 2015 upon disposition of the Boston Proper assets held for sale was not material.
In connection with our restructuring and strategic activities, in fiscal 2016 we continued to evaluate future store closures and adjusted the estimated store closures to approximately 150 through fiscal 2017, including the Boston Proper stores, with 103 stores across our brands closed through fiscal 2016. We do not expect to incur any material additional cash charges related to lease termination expenses for these future closures.
During the first quarter of fiscal 2016, we expanded our restructuring program to include components of our strategic initiatives that further align the organizational structure with long-term growth initiatives, including transition of executive leadership, and to reduce COGS and SG&A through strategic initiatives. These strategic initiatives include realigning marketing and digital commerce, improving supply chain efficiency, reducing non-merchandise expenses, and optimizing marketing spend. In fiscal 2016, the Company recorded pre-tax restructuring and strategic charges of $31.0 million, primarily related to outside services, severance and proxy solicitation costs. Effective in the third quarter of fiscal 2016, we have substantially completed our restructuring program and do not expect significant additional charges to be incurred.
A summary of the restructuring and strategic charges is presented in the table below:

	Fiscal 2016	Fiscal 2015	Fiscal 2014

	(in thousands)
Impairment charges	$1,453	$22,001	$8,554
Continuing employee-related costs	1,796	8,330	—
Severance charges	9,485	6,863	7,577
Proxy solicitation costs	5,697	—	—
Lease terminations	427	9,578	—
Outside services	12,013	—	—
Other charges	156	2,029	614
Restructuring and strategic charges, pre-tax	$31,027	$48,801	$16,745

As of January 28, 2017, a reserve of $11.2 million related to restructuring and strategic activities was included in other current and deferred liabilities in the accompanying consolidated balance sheets. A roll-forward of the reserve is presented as follows:

	Continuing employee-related costs	Severance Charges	Proxy solicitation costs	Lease Termination Charges	Outside services	Other	Total

	(in thousands)
Beginning Balance, January 30, 2016	$2,549	$1,678	$—	$1,101	$9	$—	$5,337
Charges	1,796	9,485	5,697	427	12,013	156	29,574
Payments	(3,674)	(8,750)	(5,697)	(682)	(4,723)	(156)	(23,682)
Ending Balance, January 28, 2017	$671	$2,413	$—	$846	$7,299	$—	$11,229

3.	MARKETABLE SECURITIES:
Marketable securities are classified as available-for-sale and as of January 28, 2017 generally consist of corporate bonds and U.S. government agencies with $26.2 million of securities with maturity dates within one year or less and $24.2 million with maturity dates over one year and less than two years. As of January 30, 2016, marketable securities generally consisted of corporate bonds and U.S. government agency securities.
The following tables summarize our investments in marketable securities at January 28, 2017 and January 30, 2016:

	January 28, 2017
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$50,460	$3	$(93)	$50,370

	January 30, 2016
	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$50,232	$10	$(48)	$50,194

4.	FAIR VALUE MEASUREMENTS:
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
To assess the fair value of trade names, we utilize a relief from royalty approach. Inputs used to calculate the fair value of the trade names primarily include future sales projections, discounted at a rate that approximates the cost of capital of a market participant and an estimated royalty rate.
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
During fiscal 2016, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, during fiscal 2016 and 2015 we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of January 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$471	$471	$—	$—
Marketable securities:
Municipal securities	5,634	—	5,634	—
U.S. government agencies	23,071	—	23,071	—
Corporate bonds	15,799	—	15,799	—
Commercial paper	5,866	—	5,866	—
Non Current Assets
Deferred compensation plan	7,523	7,523	—	—
Total	$58,364	$7,994	$50,370	$—

Financial Liabilities:
Long-term debt[1]	$84,785	$—	85,139	$—

		Fair Value Measurements at Reporting Date Using
	Balance as of January 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$275	$275	$—	$—
Marketable securities:
Municipal securities	—	—	—	—
U.S. government agencies	21,800	—	21,800	—
Corporate bonds	26,149	—	26,149	—
Commercial paper	2,245	—	2,245	—
Non Current Assets
Deferred compensation plan	7,023	7,023	—	—
Total	$57,492	$7,298	$50,194	$—

Financial Liabilities:
Long-term debt	$92,219	$—	92,647	$—

[1] The carrying value of long-term debt includes the remaining unamortized discount of $0.2 million on the issuance of debt.

5.	PREPAID EXPENSES AND ACCOUNTS RECEIVABLE:
Prepaid expenses and accounts receivable consisted of the following:

	January 28, 2017	January 30, 2016

	(in thousands)
Prepaid expenses	$39,847	$38,179
Accounts receivable	10,503	7,481
Prepaid expenses and accounts receivable	$50,350	$45,660

6.	ASSETS HELD FOR SALE
In connection with the restructuring program, we determined that certain vacant land met the criteria to be classified as held for sale as of January 30, 2016. In fiscal 2016, we completed the sale of this vacant land for $16.2 million.

7.	PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following:

	January 28, 2017	January 30, 2016

	(in thousands)
Land and land improvements	$31,103	$30,157
Building and building improvements	127,398	128,093
Equipment, furniture and fixtures	617,311	626,952
Leasehold improvements	538,735	553,125
Total property and equipment	1,314,547	1,338,327
Less accumulated depreciation and amortization	(837,362)	(787,374)
Property and equipment, net	$477,185	$550,953
Total depreciation expense for fiscal 2016, 2015 and 2014 was $109.1 million, $116.6 million and $117.8 million, respectively.

8.	GOODWILL AND OTHER INTANGIBLE ASSETS:
Goodwill and other intangible assets consisted of the following:

	January 28, 2017	January 30, 2016

	(in thousands)
Goodwill	$96,774	$96,774

Indefinite-Lived Intangibles:
WHBM trade name	$34,000	$34,000
Minnesota territorial franchise rights	4,930	4,930
Indefinite-lived intangibles	$38,930	$38,930

Definite-Lived Intangibles:
Boston Proper customer relationships	$—	$43,580
Accumulated amortization expense recorded	—	(16,851)
Impairment expense recorded	—	(24,166)
Sale of Boston Proper customer relationships	—	(2,563)
Definite-lived intangibles	—	—
Other intangible assets, net	$38,930	$38,930
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
In fiscal 2015, the Company completed the sale the Boston Proper DTC business, which included the carrying values of the Boston Proper trade name of $2.3 million and Boston Proper customer relationships of $2.6 million. The net proceeds on the sale of the Boston Proper DTC business are included in restructuring and strategic charges in the accompanying consolidated statements of income. Amortization expense for fiscal 2015 was approximately $2.2 million related to Boston Proper customer relationships.
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

The following table provides the carrying amounts of Boston Proper goodwill and pre-tax cumulative goodwill impairment charges:

	January 30, 2016	January 31, 2015

	(in thousands)
Gross carrying amount	$141,919	$141,919
Cumulative impairment, beginning of year	(93,066)	(67,266)
Impairment charges	(48,853)	(25,800)
Cumulative impairment, end of year	(141,919)	(93,066)
Net carrying amount	$—	$48,853
There were no changes in goodwill during fiscal 2016.

9.	OTHER CURRENT AND DEFERRED LIABILITIES:
Other current and deferred liabilities consisted of the following:

	January 28, 2017	January 30, 2016

	(in thousands)
Allowance for customer returns, gift cards and store credits outstanding	$59,893	$58,060
Accrued payroll, benefits, bonuses and severance costs and termination benefits	45,512	40,993
Current portion of deferred rent and lease credits	22,451	26,596
Other	42,376	33,139
Other current and deferred liabilities	$170,232	$158,788

10.	DEBT:
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
The Agreement also provides for a $100.0 million revolving credit facility, of which $24.0 million was drawn at closing and repaid in the second quarter of fiscal 2015. There were no amounts outstanding on the revolving credit facility as of January 28, 2017. The revolving credit facility matures on May 4, 2020.
The Agreement contains various covenants and restrictions, including maximum leverage ratio, as defined, of no more than 3.50 to 1.00 until July 31, 2018, and 3.25 to 1.00 after July 31, 2018, and minimum fixed charge coverage ratio, as defined, of not less than 1.20 to 1.00. If the Company failed to comply with these financial covenants, a default would trigger and all principal and outstanding interest would be due and payable. At January 28, 2017, the Company was in compliance with all financial covenant requirements of the Agreement.
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
As of January 28, 2017, $84.8 million in borrowings were outstanding under the Agreement, and are reflected as $16.3 million in current debt and $68.5 million in long-term debt in the accompanying consolidated balance sheets.

The following table provides details on our debt outstanding as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016

	(in thousands)
Credit Agreement, net	$84,785	$92,219
Less: current debt	(16,250)	(10,000)
Long-term debt	$68,535	$82,219

Aggregate future maturities of long-term debt are as follows:

FISCAL YEAR ENDING:
(in thousands)
February 3, 2018	$16,250
February 2, 2019	15,000
February 1, 2020	15,000
January 30, 2021	38,750

11.	NON-CURRENT DEFERRED LIABILITIES:
Deferred liabilities consisted of the following:

	January 28, 2017	January 30, 2016

	(in thousands)
Deferred rent	$51,909	$50,469
Deferred lease credits	80,217	96,747
Other deferred liabilities	8,868	10,123
Deferred liabilities	140,994	157,339
Less current portion of deferred rent and lease credits	(22,451)	(26,596)
Non-current deferred liabilities	$118,543	$130,743
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
Leases
We lease retail stores, a limited amount of office space and certain office equipment under operating leases expiring in various years through the fiscal year ending 2028. Certain operating leases provide for renewal options that generally approximate five years at a pre-determined rental value. In the normal course of business, operating leases are typically renewed or replaced by other leases.

Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of January 28, 2017, are approximately as follows:

FISCAL YEAR ENDING:
(in thousands)
February 3, 2018	$189,134
February 2, 2019	162,035
February 1, 2020	141,170
January 30, 2021	127,559
January 29, 2022	109,191
Thereafter	182,856
Total minimum lease payments	$911,945
Certain leases provide that we may cancel the lease if our retail sales at that location fall below an established level. A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically met or exercised a significant number of these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2016, 2015 and 2014, total rent expense under operating leases was approximately $268.5 million, $266.2 million and $253.2 million, respectively, including common area maintenance charges of approximately $47.6 million, $46.7 million and $42.5 million, respectively, other rental charges of approximately $41.2 million, $40.1 million and $37.6 million, respectively, and contingent rental expense, based on sales, of approximately $5.2 million, $5.8 million and $7.0 million, respectively.

Open Purchase Orders
At January 28, 2017 and January 30, 2016, we had approximately $356.7 million and $398.6 million, respectively, of open purchase orders for inventory, in the normal course of business.
Legal Proceedings
In July 2015, the Company was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number or an expiration date on customers' receipts. The Company denies the material allegations of the complaint. Its motion to dismiss was denied on July 13, 2016, but the Company continues to believe that the case is without merit and is not appropriate for class treatment. It will continue to vigorously defend the matter. At this time, it is not possible to predict whether the proceeding will be permitted to proceed as a class or the size of the putative class, and no assurance can be given that the Company will be successful in its defense on the merits or otherwise. No specific dollar amount in damages or other relief is specified in the Complaint, and the Company is unable to estimate any potential loss or range of loss. However, if the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition.

In June 2015, the Company was named as a defendant in Ackerman v. Chico’s FAS, Inc., a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements and failure to reimburse business expenses, among other things. Plaintiff subsequently amended her complaint to make the same allegations on a class action basis. In June 2016, the parties submitted a proposed settlement of the matter to the court, and the court granted preliminary approval on August 26, 2016, and settlement notices have been distributed. If finally approved, the proposed settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In March 2016, the Company was named as a defendant in Cunningham v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of San Diego. The Complaint alleged many of the same Labor Code violations as Ackerman, described above. Given the overlap with the Ackerman case, the Court stayed the matter pending final approval of the Ackerman proposed settlement. In October 2016, the parties agreed to lift the stay and to resolve the matter as an individual action. The Court has since dismissed the case. The settlement amount was immaterial.

In June 2016, the Company was named as a defendant in Rodems v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Fresno. The Complaint alleged many of the same Labor Code violations as Ackerman, described above. Given the overlap with the Ackerman case, the court stayed the matter pending final approval of the Ackerman proposed settlement. The Company and the plaintiff subsequently agreed to a lifting of the stay and a filing of an amended complaint in early November. The Company removed the case to the United States District Court for the Eastern District of California on November 9, 2016. In the First Amended Complaint, the plaintiffs make similar claims, but only on behalf of three individuals, and they do not seek class status. The Company disputes the allegations of the First Amended Complaint and, as the matter is no longer a putative class action, is confident that this case will not have a material adverse effect on the Company’s consolidated financial condition or results of operation.
On July 28, 2016, the Company was named as a defendant in Calleros v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Santa Barbara. Plaintiff alleges that the Company failed to comply with California law requiring it to provide consumers cash for gift cards with a stored value of less than $10.00. Following voluntary mediation of the matter in November of 2016, the parties entered into a settlement agreement, which is subject to court review and approval. If finally approved, the settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operation.
Other than as noted above, we are not currently a party to any legal proceedings, other than various claims and lawsuits arising in the normal course of business, none of which we believe should have a material adverse effect on our consolidated financial condition or results of operations.

13.	STOCK COMPENSATION PLANS AND CAPITAL STOCK TRANSACTIONS:
General
In April 2012, the Board approved the Chico’s FAS, Inc. 2012 Omnibus Stock and Incentive Plan (the “Omnibus Plan”), which replaced the Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan and was approved by our shareholders, effective June 21, 2012. As of the effective date, the Omnibus Plan provided for 7.0 million shares of our common stock that may be delivered to participants and their beneficiaries in addition to approximately 3.5 million shares of our common stock available for future awards under prior plans. Awards under the Omnibus Plan may be in the form of restricted stock, restricted stock units, performance-based restricted stock, performance-based stock units, stock options and stock appreciation rights, in accordance with the terms and conditions of the Omnibus Plan. The terms of each award will be determined by the Compensation and Benefits Committee of the Board of Directors.
We have historically issued restricted stock, including non-vested restricted stock and performance-based restricted stock, performance-based stock units and stock options. Shares of non-vested restricted stock and performance-based restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon, and are considered to be currently issued and outstanding. Performance-based stock units are entitled to dividends based on certain Company-specific performance goals and are entitled to voting rights upon meeting these Company-specific performance goals. Generally, stock-based awards vest evenly over three years; stock options generally have a 10-year term. As of January 28, 2017, approximately 0.6 million nonqualified stock options are outstanding under the Omnibus Plan and approximately 5.8 million shares remain available for future grants of stock-based awards.
Stock-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. We estimate the expected forfeiture rate for all stock-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the stock-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. Total compensation expense related to stock-based awards in fiscal 2016, 2015 and 2014 was $21.2 million, $30.1 million and $26.5 million, respectively. The total tax benefit associated with stock-based compensation for fiscal 2016, 2015 and 2014 was $8.1 million, $11.5 million and $10.1 million, respectively.

Restricted Stock Awards
Restricted stock activity for fiscal 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,585,392	$16.60
Granted	1,817,830	12.38
Vested	(1,157,261)	16.75
Forfeited	(782,775)	15.19
Unvested, end of period	2,463,186	13.87
Total fair value of shares of restricted stock that vested during fiscal 2016, 2015 and 2014 was $14.7 million, $34.8 million and $21.8 million, respectively. The weighted average grant date fair value of restricted stock granted during the fiscal 2016, 2015 and 2014 was $12.38, $16.97, and $16.44, respectively. As of January 28, 2017, there was $18.7 million of unrecognized stock-based compensation expense related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average remaining period of 1.8 years.
Performance-based Stock Units
Performance-based stock unit activity for fiscal 2016 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	469,898	$18.23
Granted	733,360	12.55
Vested	(228,105)	18.23
Forfeited	(322,905)	15.34
Unvested, end of period	652,248	13.28
Total fair value of performance-based stock units that vested during fiscal 2016 and 2015 was $2.9 million and $3.9 million, respectively. There was $3.3 million of unrecognized stock-based compensation expense related to performance-based stock units expected to vest. That cost is expected to be recognized over a weighted average period of approximately 1.5 years.
Stock Option Awards
We used the Black-Scholes option-pricing model to value our stock options. No stock options have been issued since 2011. Using this option-pricing model, the fair value of each stock option award was estimated on the date of grant. The fair value of the stock option awards, which are subject to pro-rata vesting generally over three years, was expensed on a straight-line basis over the vesting period of the stock options. As of January 28, 2017, all outstanding stock options were fully vested, and there was no unrecognized compensation expense.

Stock option activity for fiscal 2016 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	1,060,774	$15.17
Granted	—	—
Exercised	(213,310)	10.67
Forfeited or expired	(270,218)	22.13
Outstanding, end of period	577,246	$13.58	2.97	$603
Vested and expected to vest at January 28, 2017	577,246	$13.58	2.97	$603
Exercisable at January 28, 2017	577,246	$13.58	2.97	$603
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the excess, if any, of the closing stock price on the last trading day of fiscal 2016 and the exercise price, multiplied by the number of such in-the-money options) that would have been received by the option holders had all option holders exercised their options on January 28, 2017. This amount changes based on the fair market value of our common stock. Total intrinsic value of options exercised during fiscal 2016, 2015 and 2014 (based on the difference between our stock price on the respective exercise date and the respective exercise price, multiplied by the number of respective options exercised) was $0.7 million, $4.6 million and $1.5 million, respectively.
Cash received from option exercises for fiscal 2016 was $2.3 million. The actual tax benefit realized for the tax deduction from option exercises of stock option awards totaled $0.3 million for fiscal 2016.
Employee Stock Purchase Plan
We sponsor an employee stock purchase plan (“ESPP”) under which substantially all full-time employees are given the right to purchase shares of our common stock during each of the two specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2016, 2015 and 2014, approximately 191,000, 174,000 and 180,000 shares, respectively, were purchased under the ESPP. Cash received from purchases under the ESPP for fiscal 2016 was $2.1 million.
Share Repurchase Program
During fiscal 2016, we repurchased 8.1 million shares, at a total cost of approximately $96.4 million. In fiscal 2015, the Company repurchased 14.6 million shares for $250.0 million through our $300 million share repurchase program announced in December 2013, and 3.7 million shares for $40.0 million under its $300 million share repurchase program announced in November 2015. As of January 28, 2017, $163.6 million remains under the share repurchase program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

14.	RETIREMENT PLANS:
We have a 401(k) defined contribution employee retirement benefit plan (the “Plan”) covering all employees upon the completion of one year of service, working 1000 hours or more, and are at least age 21. Employees’ rights to Company contributions vest fully upon completing five years of service, with incremental vesting starting in service year two. Under the Plan, employees may contribute up to 100 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2016, 2015 and 2014, our costs under the Plan were approximately $3.4 million, $3.8 million and $3.7 million, respectively.

In April 2002, we adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) to provide supplemental retirement income benefits for a highly compensated employees. Eligible participants may elect to defer up to 80 percent of their base salary and 100 percent of their bonus earned under an approved bonus plan pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death, disability or termination of employment. In addition, we may make employer contributions to participants under the Deferred Plan. To date, no Company contributions have been made under the Deferred Plan. The amount of the deferred compensation liability payable to the participants is included in deferred liabilities in the consolidated balance sheets. These obligations are funded through the purchase of corporate owned life insurance (COLI), cash and other securities held within a rabbi trust established on behalf of the employee participating in the plan. The trust assets are reflected in other assets in the accompanying consolidated balance sheets.

15.	INCOME TAXES:
The income tax provision consisted of the following:

	Fiscal 2016	Fiscal 2015	Fiscal 2014

	(in thousands)
Current:
Federal	$49,994	$15,622	$53,985
Foreign	260	210	124
State	5,654	1,683	7,152
Deferred:
Federal	(8,483)	(25,004)	(6,550)
State	75	(9,411)	(2,911)
Income tax provision (benefit)	$47,500	$(16,900)	$51,800
The foreign component of pre-tax income (loss), arising principally from operating foreign stores and other management and cost sharing charges we are required to allocate under U.S. tax law, for fiscal 2016, 2015, and 2014 was $0.1 million, $(0.8) million and $(2.8) million respectively.
A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014
Federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefit	3.4	4.3	1.9
Goodwill impairment	—	(124.2)	8.4
Outside basis difference - Boston Proper sale	(2.8)	165.2	—
Other state benefits associated with sale and liquidation of Boston Proper	(0.3)	20.1	—
Enhanced charitable contribution	(1.9)	19.3	(2.5)
Executive compensation limitation	1.2	(7.3)	1.3
Foreign losses with full valuation allowance	0.2	(2.9)	1.0
Federal tax credits	(0.5)	3.4	(0.7)
Other items, net	(0.1)	0.4	0.1
Total	34.2%	113.3%	44.5%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016

	(in thousands)
Deferred tax assets:
Accrued liabilities and allowances	$17,790	$13,416
Accrued straight-line rent	20,361	19,716
Stock-based compensation	10,329	12,945
Property related	1,816	6,270
Charitable contribution limitation carryfowards	5,109	5,720
State tax credits and net operating loss carryforwards	5,105	5,384
Other	3,376	4,675
Total deferred tax assets	63,886	68,126
Valuation allowance	(749)	(911)
Net deferred tax assets	63,137	67,215

Deferred tax liabilities:
Other	—	(1,249)
Prepaid expenses	(2,976)	(4,099)
Property related	(43,271)	(50,601)
Other intangible assets	(24,197)	(23,200)
Total deferred tax liabilities	(70,444)	(79,149)
Net deferred taxes	$(7,307)	$(11,934)
As of January 28, 2017, the Company had available for state income tax purposes net operating loss and tax credit carryovers which expire, if unused, in the years 2020 - 2035 and 2019 - 2026, respectively.
We have not recognized any United States (“U.S.”) tax expense on undistributed foreign earnings as they are intended to be indefinitely reinvested outside of the U.S. There were no significant undistributed earnings at January 28, 2017 and January 30, 2016.
Accumulated other comprehensive income is shown net of deferred tax assets and deferred tax liabilities. These deferred taxes are not reflected in the table above. The amount is not significant at January 28, 2017 or January 30, 2016.
A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2016, fiscal 2015 and fiscal 2014 is as follows:

	Fiscal 2016	Fiscal 2015	Fiscal 2014

	(in thousands)
Balance at beginning of year	$4,840	$2,532	$3,956
Additions for tax positions of prior years	1,280	2,618	757
Reductions for tax positions of prior years	(1)	(56)	(736)
Additions for tax positions for the current year	246	259	390
Settlements/payments with tax authorities	(850)	—	(1,501)
Reductions due to lapse of applicable statutes of limitation	(357)	(513)	(334)
Balance at end of year	$5,158	$4,840	$2,532

At January 28, 2017, January 30, 2016 and January 31, 2015, balances included $4.4 million, $4.0 million and $1.6 million respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. Included in the January 28, 2017 uncertain tax positions balance of $5.2 million is $2.8 million of unrecognized tax benefits that have been offset directly against the associated tax attributes. We do not expect any events to occur that would cause a change to our unrecognized tax benefits or income tax expense within the next twelve months.
Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. For fiscal 2016, 2015 and 2014, we accrued $0.2 million, $0.2 million and $0.3 million, respectively for interest and penalties. We had approximately $0.5 million, $0.4 million and $0.5 million, respectively for the payment of interest and penalties accrued at January 28, 2017, January 30, 2016 and January 31, 2015, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.

In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching agreement as to the proper reporting treatment when the federal return is filed. For fiscal 2014, we have received a partial acceptance letter with all issues resolved with the exception of the domestic production activities deduction. The Company did not claim the domestic production activities deduction for fiscal 2015 and has received a full acceptance letter for that fiscal year.
With few exceptions, we are no longer subject to state and local examinations for years before fiscal 2012. Various state examinations are currently underway for fiscal periods spanning from 2011 through 2015; however, we do not expect any significant change to our uncertain tax positions within the next year.

16.	NET EARNINGS PER SHARE:
The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying consolidated statements of income (in thousands, except per share amounts):

	January 28, 2017	January 30, 2016	January 31, 2015

Numerator
Net income	$91,229	$1,946	$64,641
Net income and dividends declared allocated to participating securities	(1,915)	—	(1,697)
Net income available to common shareholders	$89,314	$1,946	$62,944
Denominator
Weighted average common shares outstanding – basic	128,995	138,366	148,622
Dilutive effect of non-participating securities	242	375	504
Weighted average common and common equivalent shares outstanding – diluted	129,237	138,741	149,126
Net income per common share:
Basic	$0.69	$0.01	$0.42
Diluted	$0.69	$0.01	$0.42
In fiscal 2016, 2015 and 2014, 0.7 million, 0.3 million and 0.6 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	Net Sales	Gross Margin	Net Income (Loss)	Net Income (Loss) Per Common Share - Basic	Net Income (Loss) Per Common and Common Equivalent Share - Diluted

	(dollars in thousands)
Fiscal year ended January 28, 2017:
First quarter	$642,977	$262,335	$31,084	$0.23	$0.23
Second quarter	635,732	240,810	23,039	0.17	0.17
Third quarter	596,912	230,294	23,598	0.18	0.18
Fourth quarter	600,789	213,397	13,508	0.10	0.10
Fiscal year ended January 30, 2016:
First quarter	$697,766	$295,618	$33	$0.22	$0.22
Second quarter	685,826	264,701	2	0.02	0.02
Third quarter	645,433	249,163	(12)	(0.09)	(0.09)
Fourth quarter	631,610	217,389	(21)	(0.16)	(0.16)

18.	SUBSEQUENT EVENTS:
On February 22, 2017, we announced that our Board of Directors declared a quarterly dividend of $0.0825 per share on our common stock. The dividend will be payable on March 27, 2017 to shareholders of record at the close of business on March 13, 2017. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in providing reasonable assurance in timely alerting them to material information relating to us (including our consolidated subsidiaries) and that information required to be disclosed in our reports is recorded, processed, summarized and reported as required to be included in our periodic SEC filings.
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
On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (COSO) issued an updated version of its Internal Control – Integrated Framework (2013 framework), referred to as the 2013 COSO Framework and has indicated that after December 15, 2014, the 1992 Framework will be considered superseded. Management’s assessment of the overall effectiveness of our internal controls over financial reporting for the year ended January 28, 2017 was based on the 2013 COSO Framework.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2017 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, we used the criteria set forth by the COSO in the 2013 COSO Framework. Based on our evaluation, management concluded that internal control over financial reporting was effective as of January 28, 2017.
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
The Company’s independent registered certified public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements included in this annual report, issued an attestation report on the Company’s internal control over financial reporting as of January 28, 2017, which follows.

Report of Independent Registered Certified Public Accounting Firm
The Board of Directors and Shareholders of Chico’s FAS, Inc.
We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Chico’s FAS, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Chico’s FAS, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three fiscal years in the period ended January 28, 2017 of Chico’s FAS, Inc. and subsidiaries and our report dated March 7, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Tampa, Florida
March 7, 2017

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers, directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and our audit committee financial expert and Section 16(a) beneficial ownership reporting compliance in our 2017 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information about executive compensation and compensation committee interlocks and the Compensation and Benefits Committee report in our 2017 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is included in our 2017 Annual Meeting proxy statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table shows information concerning our equity compensation plans as of the end of the fiscal year ended January 28, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	577,246	$13.58	5,764,356
Equity compensation plans not approved by security holders	—	—	—
Total	577,246	$13.58	5,764,356

(1)	Includes shares authorized for issuance under the Company’s 2012 Omnibus Stock and Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included in our 2017 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our 2017 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Report.

(1)	The following consolidated financial statements are contained in Item 8:

(2)	The following Financial Statement Schedules are included herein:
Schedules are not submitted because they are not applicable, not required or because the required information is included in the financial statements or the notes thereto.

(3)	The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

3.1*	Composite Amended and Restated By-laws of Chico's FAS, Inc. (Filed as Exhibit 3.3 to the Company's Form 10-Q as filed with the Commission on September 1, 2016)

3.2*	Amended and Restated By-laws of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on November 22, 2016)

3.3*	Amended and Restated Articles of Incorporation of Chico’s FAS, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q as filed with the Commission on November 22, 2016)

4.1*	Form of specimen Common Stock Certificate (Filed as Exhibit 4.9 to the Company’s Form 10-K for the year ended January 29, 2005, as filed with the Commission on April 8, 2005)

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

10.3*	Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.49 to the Company’s Form 10-K for the year ended January 30, 1999, as filed with the Commission on April 28, 1999)

10.4*
First Amendment to Chico’s FAS, Inc. Non-Employee Directors Stock Option Plan (Filed as Exhibit 10.51 to the Company’s Form 10-K for the year ended January 29, 2000, as filed with the Commission on April 25, 2000)

10.5*	2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.6*
First Amendment to Chico’s FAS, Inc. 2002 Omnibus Stock and Incentive Plan, effective as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 22, 2006)

10.7*	Amended and Restated 2002 Omnibus Stock and Incentive Plan (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)

10.8*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Employees (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.9*	Revised Form of 2002 Omnibus Stock and Incentive Plan Stock Option Agreement for Employees (Filed as Exhibit 10.22 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.10*	Form of 2002 Omnibus Stock and Incentive Plan Stock Option Certificate for Non-Management Directors (Filed as Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on February 3, 2005)

10.11*
Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K for the year ended January 31, 2010, as filed with the Commission on March 28, 2008)

10.12*	Revised Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (Filed as Exhibit 10.25 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.13*
Form of 2002 Omnibus Stock and Incentive Plan Performance-Based Restricted Stock Agreement for Employees (Filed as Exhibit 10.26 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.14*
Form of 2002 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Management Directors (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended February 2, 2008, as filed with the Commission on March 27, 2010)

10.15*
Form of 2002 Omnibus Stock and Incentive Plan Performance Share Unit Agreement for Employees (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ended January 30, 2010, as filed with the Commission on March 24, 2010)

10.16*	Form of 2012 Omnibus Stock and Incentive Plan (Filed as Exhibit 4.4 to the Company’s Form S-8, as filed with Commission on August 1, 2012)

10.17*
Chico’s FAS, Inc. 2002 Amended and Restated Employee Stock Purchase Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended July 30, 2011, as filed with the Commission on August 24, 2011)

10.18*	Amended and Restated Chico’s FAS, Inc. Cash Bonus Incentive Plan (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended July 31, 2010, as filed with the Commission on August 27, 2010.

10.19*	Indemnification Agreement with David F. Walker (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended October 29, 2005, as filed with the Commission on November 29, 2005)

10.20*	Indemnification Agreement with Ross E. Roeder (Filed as Exhibit 10.8 to the Company’s Form 8-K as filed with the Commission on December 9, 2005)

10.21*	Indemnification Agreement with John J. Mahoney (Filed as Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)

10.22*	Indemnification Agreement with Andrea M. Weiss (Filed as Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.23*	Indemnification Agreement with Stephen E. Watson (Filed as Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.24*
Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (Filed as Exhibit 10.53 to the Company’s Form 10-K for the year ended February 2, 2002, as filed with the Commission on April 24, 2002)

10.25*
Chico’s FAS, Inc. 2005 Deferred Compensation Plan effective January 1, 2005 (amended and restated January 1, 2008) (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended November 1, 2008, as filed with the Commission on December 9, 2008)

10.26*
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

10.28*
Amendment No. 1 to Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of September 14, 2011 (Filed as Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 23, 2011)

10.29*	Indemnification Agreement with Janice L. Fields (Filed as Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 7, 2013)

10.30*
Amendment No. 3 dated as of February 25, 2015 to Credit Agreement by and among JPMorgan Chase Bank, N.A., HSBC Bank USA, National Association, the Company and the Lenders parties thereto dated as of July 27, 2011 (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on March 3, 2015)

10.31*	Indemnification Agreement with Todd E. Vogensen (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on April 1, 2015)

10.32*	Participation Agreement between the Company and Todd E. Vogensen (Filed as Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on April 1, 2015)

10.33*	Credit Agreement dated as of May 4, 2015 (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on May 8, 2015)

10.34*
Employment letter agreement between the Company and Todd E. Vogensen, dated as of March 3, 2015 (Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended May 2, 2015, as filed with the Commission on May 28, 2015)

10.35*	Employment letter agreement between the Company and Shelley Broader (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on October 30, 2015)

10.36*	Amendment No.1 to Second Amended and Restated 2002 Employee Stock Purchase Plan (Filed as Exhibit 10.59 to the Company's Form 10-K, as filed with the Commission on March 8, 2016)

10.37*	Indemnification Agreement with Shelly Broader (Filed as Exhibit 10.60 to the Company's Form 10-K, as filed with the Commission on March 8, 2016)

10.38*	Participation Agreement between the Company and Shelly Broader (Filed as Exhibit 10.61 to the Company's Form 10-K, as filed with the Commission on March 8, 2016)

10.39*	Amended employment letter agreement between the Company and Shelley Broader dated April 14, 2016 (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on April 14, 2016)

10.40*	Amended and Restated Officer Severance Plan (Filed as Exhibit 10.62 to the Company's Form 10-Q, as filed with the Commission on September 1, 2016)

10.41*	Employment letter agreement between the Company and Diane M. Ellis (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on October 7, 2016)

10.42*	Restrictive covenant agreement between the Company and Diane M. Ellis (Filed as Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on October 7, 2016)

10.43*	Amended Restricted Stock Agreement (Non-Soma Officers) (Filed as Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on November 22, 2016)

10.44*	Amended Restricted Stock Agreement (Soma Officers) (Filed as Exhibit 10.2 to the Company's Form 10-Q, as filed with the Commission on November 22, 2016)

10.45*
Form of 2012 Omnibus Stock and Incentive Plan Performance Award Agreement for Restricted Stock Units (Filed as Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on February 28, 2017)

10.46	Indemnification Agreement with Bonnie R. Brooks

10.47	Indemnification Agreement with William S. Simon

10.48	Amendment No.1 to 2012 Omnibus Stock and Incentive Plan

10.49	Amendment to Officer Severance Plan

10.50	Amended Restricted Stock Agreement

10.51	Amended Performance Award Agreement

18*
Preferability Letter from Independent Registered Certified Public Accounting Firm Regarding Change in Accounting Principle (Filed as Exhibit 18 to the Company's 10-Q, as filed with the Commission on May 27, 2016)

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
Date: March 7, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shelley G. Broader	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2017
Shelley G. Broader

/s/ Todd E. Vogensen	Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary	March 7, 2017
Todd E. Vogensen

/s/ David M. Oliver	Group Vice President-Finance, Controller, and Chief Accounting Officer	March 7, 2017
David M. Oliver

/s/ David F. Walker	Chairman of the Board	March 7, 2017
David F. Walker

/s/ Bonnie R. Brooks	Director	March 7, 2017
Bonnie R. Brooks

/s/ Ross E. Roeder	Director	March 7, 2017
Ross E. Roeder

/s/ Janice L. Fields	Director	March 7, 2017
Janice L. Fields

/s/ William S. Simon	Director	March 7, 2017
William S. Simon

/s/ John J. Mahoney	Director	March 7, 2017
John J. Mahoney

/s/ Stephen E. Watson	Director	March 7, 2017
Stephen E. Watson

/s/ Andrea M. Weiss	Director	March 7, 2017
Andrea M. Weiss