Form 10-Q
period 2017-04-29
CHICOS FAS INC
filed 2017-05-25
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
April 29, 2017	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer," "smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
At May 15, 2017, the registrant had 129,488,444 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016

	Amount	% of Sales	Amount	% of Sales
Net sales	$583,728	100.0	$642,977	100.0
Cost of goods sold	346,315	59.3	380,642	59.2
Gross margin	237,413	40.7	262,335	40.8
Selling, general and administrative expenses	182,539	31.3	208,141	32.4
Restructuring and strategic charges	—	0.0	3,651	0.5
Income from operations	54,874	9.4	50,543	7.9
Interest expense, net	(455)	(0.1)	(459)	(0.1)
Income before income taxes	54,419	9.3	50,084	7.8
Income tax provision	20,800	3.5	19,000	3.0
Net income	$33,619	5.8	$31,084	4.8
Per share data:
Net income per common share-basic	$0.26		$0.23
Net income per common and common equivalent share–diluted	$0.26		$0.23
Weighted average common shares outstanding–basic	126,050		131,594
Weighted average common and common equivalent shares outstanding–diluted	126,103		131,689
Dividends declared per share	$0.1650		$0.1600

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Net income	$33,619	$31,084
Other comprehensive income:
Unrealized gains on marketable securities, net of taxes	21	33
Foreign currency translation losses	(24)	(31)
Comprehensive income	$33,616	$31,086

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	April 29, 2017	January 28, 2017	April 30, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$119,142	$142,135	$56,502
Marketable securities, at fair value	50,629	50,370	50,479
Inventories	273,878	232,363	267,988
Prepaid expenses and other current assets	45,183	50,350	48,105
Income tax receivable	1,717	2,408	10,928
Assets held for sale	—	—	16,525
Total Current Assets	490,549	477,626	450,527
Property and Equipment, net	460,845	477,185	535,470
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	18,432	18,479	14,415
Total Other Assets	154,136	154,183	150,119
	$1,105,530	$1,108,994	$1,136,116
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$133,278	$116,378	$144,767
Current debt	15,000	16,250	10,000
Other current and deferred liabilities	149,151	170,232	142,091
Total Current Liabilities	297,429	302,860	296,858
Noncurrent Liabilities:
Long-term debt	64,801	68,535	79,735
Deferred liabilities	115,543	118,543	129,306
Deferred taxes	14,613	9,883	16,740
Total Noncurrent Liabilities	194,957	196,961	225,781
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock	—	—	—
Common stock	1,295	1,288	1,336
Additional paid-in capital	453,999	452,756	436,581
Treasury stock, at cost	(395,585)	(386,094)	(326,418)
Retained earnings	553,466	541,251	501,936
Accumulated other comprehensive (loss) income	(31)	(28)	42
Total Shareholders’ Equity	613,144	609,173	613,477
	$1,105,530	$1,108,994	$1,136,116

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Cash Flows From Operating Activities:
Net income	$33,619	$31,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,145	27,957
Loss on disposal and impairment of property and equipment	513	597
Deferred income taxes	4,905	307
Stock-based compensation expense	5,794	5,546
Deferred rent and lease credits	(4,358)	(5,007)
Changes in assets and liabilities:
Inventories	(41,516)	(34,154)
Prepaid expenses and other current assets	5,264	(3,613)
Income tax receivable	691	18,230
Accounts payable	6,358	4,814
Accrued and other liabilities	(19,724)	(13,029)
Net cash provided by operating activities	16,691	32,732
Cash Flows From Investing Activities:
Purchases of marketable securities	(8,491)	(11,403)
Proceeds from sale of marketable securities	8,259	11,156
Purchases of property and equipment, net	(9,531)	(13,056)
Net cash used in investing activities	(9,763)	(13,303)
Cash Flows From Financing Activities:
Payments on borrowings	(5,000)	(2,500)
Proceeds from issuance of common stock	1,062	1,177
Dividends paid	(10,862)	(10,864)
Repurchase of common stock	(9,498)	(36,637)
Payments of tax withholdings related to stock-based awards	(5,599)	(4,023)
Net cash used in financing activities	(29,897)	(52,847)
Effects of exchange rate changes on cash and cash equivalents	(24)	(31)
Net decrease in cash and cash equivalents	(22,993)	(33,449)
Cash and Cash Equivalents, Beginning of period	142,135	89,951
Cash and Cash Equivalents, End of period	$119,142	$56,502
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$593	$532
Cash paid for income taxes, net	$337	$377

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 29, 2017
(Unaudited)

Note 1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2017, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2017.
As used in this report, all references to “we,” “us,” “our,” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended April 29, 2017 are not necessarily indicative of the results that may be expected for the entire year.
Adoption of New Accounting Pronouncements
In the first quarter of 2017, we adopted the guidance of Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provision of ASU 2016-09 related to the recognition of excess tax benefits and deficiencies in the income statement was adopted on a prospective basis whereas the provision related to the classification in the statement of cash flows was adopted retrospectively and the prior periods were adjusted accordingly. The Company has elected to continue estimating forfeitures of share-based awards when determining compensation cost to be recognized each period. The adoption of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 29, 2017
(Unaudited)

Note 2. New Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales or transfers of other assets in the income statement as income tax expense (benefit) in the period the sale or transfer occurs. Additionally, companies would evaluate whether the tax effects of the intercompany sales of transfers of non-inventory assets should be included in their estimates of annual effective tax rates by using today's interim guidance on income tax accounting. ASU 2016-16 will require modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption, which we expect to implement in fiscal 2018. At April 29, 2017, the Company had $6.1 million in assets related to the transfer of intra–entity asset transfers.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and should be applied on a modified retrospective basis. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize straight-line total rent expense. Upon adoption of the standard in fiscal 2019, we expect to record material right–of–use assets and lease liabilities on the balance sheet approximating the present value of the payments.
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, under which entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify as available-for-sale in other comprehensive income but instead recognize the change in fair value in net income. The standard is effective for interim and annual reporting periods beginning after December 15, 2017. We do not anticipate adoption to have a material impact to our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The FASB has issued subsequent ASUs related to ASU No. 2014-09, which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. Through our evaluation of the impact of this ASU, we have identified certain changes that are expected to be made to our accounting policies, including: the timing of our recognition of advertising expenses, whereby certain expenses that are currently amortized over their expected period of future benefit will be expensed the first time the advertisement appears, and presentation of estimated merchandise returns as both an asset, equal to the inventory value net of processing costs, and a corresponding return liability, compared to the current practice of recording an estimated net return liability. We plan to adopt this ASU beginning in the first quarter of fiscal 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods. We are continuing to evaluate the impact this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements.

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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 29, 2017
(Unaudited)

During the first quarter of fiscal 2016, we expanded our restructuring program to include components of our strategic initiatives that further align the organizational structure with long-term growth initiatives and to reduce cost of goods sold ("COGS") and selling, general and administrative expenses ("SG&A") through strategic initiatives. These strategic initiatives include realigning marketing and digital commerce, improving supply chain efficiency, reducing non-merchandise expenses, optimizing marketing spend, and transition of executive leadership. In connection with this program, during the first quarter of fiscal 2016, we recorded pre-tax restructuring and strategic charges of $3.7 million, primarily related to severance charges, continuing employee-related costs and consulting fees, which are included in restructuring and strategic charges in the accompanying condensed statement of income. Effective in the third quarter of fiscal 2016, we substantially completed our restructuring program and did not record any similar charges for the thirteen weeks ended April 29, 2017. We have closed 114 stores in connection with our restructuring program through the first quarter of fiscal 2017, including 20 Boston Proper stores.
A summary of the pre-tax restructuring and strategic charges is presented in the table below:

Thirteen Weeks Ended
April 30, 2016

(in thousands)
Continuing employee-related costs	$1,015
Severance charges	1,184
Lease termination charges	221
Outside services & other	1,231
Total restructuring and strategic charges, pre-tax	$3,651
As of April 29, 2017, a reserve of $1.8 million related to restructuring and strategic activities was included in other current and deferred liabilities in the accompanying condensed consolidated balance sheets. A roll-forward of the reserve is presented as follows:

	Continuing Employee-related Costs	Severance Charges	Lease Termination Charges	Outside Services & Other	Total

	(in thousands)
Beginning Balance, January 28, 2017	$671	$2,413	$846	$7,299	$11,229
Payments	(159)	(1,780)	(200)	(7,299)	(9,438)
Ending Balance, April 29, 2017	$512	$633	$646	$—	$1,791

Note 4. Stock-Based Compensation
For the thirteen weeks ended April 29, 2017 and April 30, 2016, stock-based compensation expense was $5.8 million and $5.5 million, respectively. As of April 29, 2017, approximately 4.1 million shares remain available for future grants of equity awards under our 2012 Omnibus Stock and Incentive Plan.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 29, 2017
(Unaudited)

Restricted Stock Awards
Restricted stock award activity for the thirteen weeks ended April 29, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,463,186	$13.87
Granted	1,172,690	14.22
Vested	(796,926)	15.10
Forfeited	(58,141)	14.37
Unvested, end of period	2,780,809	13.65
Performance-based Stock Units
For the thirteen weeks ended April 29, 2017, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2017. Any units earned as a result of the achievement of this goal will be settled in unvested shares of our common stock on the first anniversary of the grant date, with shares vesting on the second and third anniversary dates.
Performance-based restricted stock unit activity for the thirteen weeks ended April 29, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	652,248	$13.28
Granted	601,052	13.93
Vested	(273,227)	13.54
Forfeited	(51,222)	12.84
Unvested, end of period	928,851	13.65
 Stock Option Awards
For the thirteen weeks ended April 29, 2017 and April 30, 2016, we did not grant any stock options.
Stock option activity for the thirteen weeks ended April 29, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	577,246	$13.58
Granted	—	—
Exercised	(8,000)	10.15
Forfeited or expired	(40,667)	15.25
Outstanding and exercisable at April 29, 2017	528,579	13.51

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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 29, 2017
(Unaudited)

For the thirteen weeks ended April 29, 2017 and April 30, 2016, the effective tax rate was 38.2% and 37.9%, respectively. This 30 basis point increase includes the impact of the adoption of the new share-based payment accounting standard (the "Standard"). The impact of the Standard was a 50 basis point increase in the effective tax rate for the thirteen weeks ended April 29, 2017.

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
Earnings per share (“EPS”) is determined using the two-class method when it is more dilutive than the treasury stock method. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted EPS reflects the dilutive effect of potential common shares from non-participating securities such as stock options and PSUs.
The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

Numerator
Net income	$33,619	$31,084
Net income and dividends declared allocated to participating securities	(741)	(646)
Net income available to common shareholders	$32,878	$30,438
Denominator
Weighted average common shares outstanding – basic	126,050	131,594
Dilutive effect of non-participating securities	53	95
Weighted average common and common equivalent shares outstanding – diluted	126,103	131,689
Net income per share:
Basic	$0.26	$0.23
Diluted	$0.26	$0.23
For the thirteen weeks ended April 29, 2017 and April 30, 2016, 0.4 million and 0.9 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Note 7. Fair Value Measurements
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of April 29, 2017 generally consist of U.S. government agencies, corporate bonds, municipal securities, and commercial paper with $28.2 million of securities with maturity dates within one year or less and $22.4 million with maturity dates over one year and less than two years.
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
April 29, 2017
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
During the quarter ended April 29, 2017, we did not make any transfers between Level 1 and Level 2 financial instruments. Furthermore, as of April 29, 2017, January 28, 2017 and April 30, 2016, we did not have any Level 3 financial instruments. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 29, 2017
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial instruments, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of April 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$375	$375	$—	$—
Marketable securities:
Municipal securities	6,774	—	6,774	—
U.S. government agencies	20,024	—	20,024	—
Corporate bonds	17,336	—	17,336	—
Commercial paper	6,495	—	6,495	—
Non Current Assets
Deferred compensation plan	7,733	7,733	—	—
Total	$58,737	$8,108	$50,629	$—

Financial Liabilities:
Long-term debt[1]	$79,801	$—	$80,120	$—

	Balance as of January 28, 2017
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$471	$471	$—	$—
Marketable securities:
Municipal securities	5,634	—	5,634	—
U.S. government agencies	23,071	—	23,071	—
Corporate bonds	15,799	—	15,799	—
Commercial paper	5,866	—	5,866	—
Non Current Assets
Deferred compensation plan	7,523	7,523	—	—
Total	$58,364	$7,994	$50,370	$—

Financial Liabilities:
Long-term debt[1]	$84,785	$—	$85,139	$—

	Balance as of April 30, 2016
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
1 The carrying value of long-term debt includes the current and long-term portions and the remaining unamortized debt issuance costs.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 29, 2017
(Unaudited)

Note 8. Debt
In fiscal 2015, we entered into a credit agreement (the "Agreement") providing for a term loan of $100.0 million and a revolving credit facility of $100.0 million. The term loan and revolving credit facility mature on May 4, 2020 and accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement contains customary representations, warranties, and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at April 29, 2017. As of April 29, 2017, we had total available borrowing capacity of $100.0 million under our revolving credit facility.
The following table provides additional detail on our outstanding debt:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in thousands)
Credit Agreement, net	$79,801	$84,785	$89,735
Less: current portion	(15,000)	(16,250)	(10,000)
Total long-term debt	$64,801	$68,535	$79,735

Note 9. Share Repurchases
During the thirteen weeks ended April 29, 2017, under our $300 million share repurchase program announced in November 2015, we repurchased 0.7 million shares at a total cost of approximately $9.5 million, at a weighted average of $13.65 per share. As of April 29, 2017, the Company has $154.1 million remaining for future repurchases under the program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

Note 10. Commitments and Contingencies
In July 2015, the Company was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number or an expiration date on customers' receipts. The Company denies the material allegations of the complaint. Its motion to dismiss was denied on July 13, 2016, but the Company continues to believe that the case is without merit. It will continue to vigorously defend the matter. At this time, it is not possible to predict whether the proceeding will be permitted to proceed as a class or the size of the putative class, and no assurance can be given that the Company will be successful in its defense on the merits or otherwise. No specific dollar amount in damages or other relief is specified in the Complaint, and the Company is unable to estimate any potential loss or range of loss. However, if the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In June 2015, the Company was named as a defendant in Ackerman v. Chico’s FAS, Inc., a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements and failure to reimburse business expenses, among other things. Plaintiff subsequently amended her complaint to make the same allegations on a class action basis. In June 2016, the parties submitted a proposed settlement of the matter to the court. The court granted preliminary approval on August 26, 2016, and settlement notices were distributed. On May 16, 2017, the court finally approved the settlement substantially on the terms submitted by the parties. The settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In July 2016, the Company was named as a defendant in Calleros v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Santa Barbara. Plaintiff alleges that the Company failed to comply with California law requiring it to provide consumers cash for gift cards with a stored value of less than $10.00. Following voluntary mediation of the matter in November of 2016, the parties entered into a settlement agreement, which was approved preliminarily by the court on March 28, 2017. If finally approved, the settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
April 29, 2017
(Unaudited)

Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 29, 2017 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and our 2016 Annual Report to Shareholders.

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
We utilize an integrated, omni-channel approach to managing our business. We want our customers to experience our brands holistically and to view our various retail channels as a single, integrated experience rather than as separate sales channels operating independently. This approach allows our customers to browse, purchase, return, or exchange our merchandise through whatever sales channel and at whatever time is most convenient. As a result, we track total sales and comparable sales on a combined basis.

First Quarter of Fiscal 2017 Financial Highlights
• Delivered first quarter EPS of $0.26, compared to $0.23 EPS in last year's first quarter
• Reduced SG&A by $25.6 million, improving sales leverage by 110 basis points
• Achieved 150 basis point improvement in income from operations
Income from Operations and Select Charges
The following table depicts income from operations and restructuring and strategic charges for the first quarter of fiscal 2017 and 2016:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

	(dollars in millions)
Income from operations	$54.9	$50.5
Restructuring and strategic charges	—	3.7

Earnings per diluted share for the first quarter of fiscal 2017 was $0.26 compared to $0.23 in last year's first quarter. The change in earnings per share reflects the increase in net income and the impact of approximately 5.6 million shares repurchased since the end of the first quarter last year.
Our Business Strategy
Our overall business strategy is focused on building a collection of distinct high-performing retail brands serving the fashion needs of women ages 35 and older. We seek to accomplish this strategy through our four focus areas: (1) evolving the customer experience, (2) strengthening our brands' positions, (3) leveraging actionable retail science, and (4) sharpening our financial principles. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.
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

Fiscal 2017 Outlook
• Mid single-digit percentage decline in comparable sales for the year
• Gross margin as a percent of net sales flat to up to a 30 basis point increase for the year
• Approximately flat SG&A leverage for the year
• Capital expenditures approximating $60-$70 million for the year
• Decrease in on-hand inventory each quarter compared to last year

RESULTS OF OPERATIONS
Thirteen Weeks Ended April 29, 2017 Compared to the Thirteen Weeks Ended April 30, 2016
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	Thirteen Weeks Ended
	April 29, 2017		April 30, 2016

	(dollars in millions)
Chico's	$310	53.1%	$349	54.2%
WHBM	193	33.1	215	33.5
Soma	80	13.8	79	12.3
Total net sales	$584	100.0%	$643	100.0%
For the first quarter, net sales were $584 million compared to $643 million in last year’s first quarter. This decrease of 9.2% primarily reflects a decline in comparable sales of 8.7%, driven by lower average dollar sales and a decline in transaction count. Net sales also reflects 25 net store closures, or a 1.5% net decrease in selling square footage, since last year's first quarter.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016
Chico's	(10.0)%	(5.4)%
WHBM	(9.7)	(3.8)
Soma	0.2	0.5
Total Company	(8.7)%	(4.2)%
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

	(dollars in millions)
Cost of goods sold	$346	$381
Gross margin	237	262
Gross margin percentage	40.7%	40.8%

For the first quarter of fiscal 2017, gross margin was $237 million, or 40.7% of net sales, compared to $262 million, or 40.8% of net sales, in last year’s first quarter. This 10 basis point decrease primarily reflects sales deleverage of store occupancy expenses, substantially offset by an improvement in merchandise margin.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes direct operating expenses, marketing expenses and National Store Support Center expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended April 29, 2017 and April 30, 2016:

	Thirteen Weeks Ended
	April 29, 2017	April 30, 2016

	(dollars in millions)
Selling, general and administrative expenses	$183	$208
Percentage of total net sales	31.3%	32.4%

For the first quarter of fiscal 2017, SG&A was $183 million, or 31.3% of net sales, compared to $208 million, 32.4% of net sales, in last year's first quarter. This $26 million decrease primarily reflects savings in store related expenses, lower marketing spend and the benefit of other previously announced cost reduction initiatives.
Restructuring and Strategic Charges
In the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives. During the first quarter of fiscal 2016, we recorded pre-tax restructuring and strategic charges of $3.7 million, primarily related to severance charges, continuing employee-related costs and consulting fees, which are included in restructuring and strategic charges in the accompanying condensed statement of income. The fiscal 2016 after-tax impact of the restructuring and strategic charges totaled $2.3 million, or $0.02 per diluted share. Effective in the third quarter of fiscal 2016, we substantially completed our restructuring program and did not record any similar charges for the first quarter of fiscal 2017. We have closed 114 stores in connection with our restructuring program through the first quarter of fiscal 2017, including 20 Boston Proper stores.
Provision for Income Taxes
For the thirteen weeks ended April 29, 2017 and April 30, 2016, the effective tax rate was 38.2% and 37.9%, respectively. This 30 basis point increase includes the impact of the adoption of the new employee share-based payment accounting standard (the "Standard"). The impact of the Standard was a 50 basis point increase in the effective tax rate for the thirteen weeks ended April 29, 2017.
Net Income and Earnings Per Diluted Share
We reported net income for the first quarter of fiscal 2017 of $33.6 million, or $0.26 per diluted share, compared to net income of $31.1 million, or $0.23 per diluted share in last year’s first quarter. Results for the first quarter of fiscal 2016 include charges of $2.3 million after-tax, or $0.02 per diluted share, related to restructuring and strategic charges. The change in earnings per share also reflects the impact of approximately 5.6 million shares repurchased since the end of the first quarter of last year.
Inventories
At the end of the first quarter of 2017, inventories totaled $273.9 million compared to $268.0 million in the same period last year. The $5.9 million increase in inventories primarily reflected a $10.5 million increase in in-transit inventories, largely due to a shift in shipping terms with a major vendor, partially offset by a 2.0% decrease in on-hand inventories compared to the same period last year.

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

Operating Activities
Net cash provided by operating activities for the first quarter of 2017 was $16.7 million, a decrease of approximately $16.0 million from last year's first quarter. This decrease primarily reflected the timing of income taxes and other receivables, payments made in fiscal 2017 for outside services related to our previously announced restructuring program, and the impact of higher incentive compensation payments in fiscal 2017 for fiscal 2016 performance.
Investing Activities
Net cash used in investing activities for the first quarter of 2017 was $9.8 million compared to $13.3 million in last year's first quarter. This decrease primarily reflected a $3.5 million decline in net purchases of property and equipment consistent with our overall business strategy.
Financing Activities
Net cash used in financing activities for the first quarter of 2017 was $29.9 million compared to $52.8 million in last year's first quarter. The decrease in net cash used in financing activities primarily reflects a decrease of $27.1 million in share repurchases, partially offset by net payments of $2.5 million under our Credit Agreement.
Store and Franchise Activity
During the first quarter of fiscal 2017, we had 9 net store closures, consisting of net closures of 4 Chico's stores, 4 WHBM stores and 1 Soma store. Currently, we expect an additional 38 net store closures in fiscal 2017, reflecting approximately 15 net closures of Chico's stores, 18 net closures of WHBM stores, and 5 net closures of Soma stores. We continuously evaluate the appropriate store positioning in light of economic conditions and may adjust our strategy as conditions require or as opportunities arise. As of April 29, 2017, we also sold merchandise through 63 Chico's and 30 Soma international franchise locations.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, the implementation of our previously announced restructuring program and organizational redesign for improved business performance, including our re-balancing of our store fleet and streamlining the headquarter workforce and product life cycle process, and the future success of our store concepts. These statements may address items such as future sales and sales initiatives, gross margin expectations, SG&A expectations (particularly estimated expected savings), operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs.

These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “will,” “should,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “approximately,” “our planning assumptions,” “future outlook,” and similar expressions. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies, and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2017 and the following:
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to effectively manage and maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; the ability to efficiently, timely and successfully manage our business in the face of significant economic, labor, political or other shifts in the countries from which our merchandise is supplied; the changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully execute our business strategies, including our previously announced restructuring program and expense initiatives, and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful integration of our new management team; the ability to respond effectively to actions of activist shareholders and others; the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; and the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; potential risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including the impact of changes in tariffs, taxes (such as the passage of a “border adjustment” or similar tax) or other import regulations; changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors; and the impact of our recent shift to a predominantly FOB (free on board) shipping structure.
All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk of our financial instruments as of April 29, 2017 has not significantly changed since January 28, 2017. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. In 2015, we entered into a credit agreement, as further discussed in Note 8. The Agreement, which matures on May 4, 2020, has borrowing options which accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal securities, corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of April 29, 2017, consisted of $28.2 million of securities with maturity dates within one year or less and $22.4 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of April 29, 2017, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in providing reasonable assurance in timely alerting them to material information relating to us (including our consolidated subsidiaries) and that information required to be disclosed in our reports is recorded, processed, summarized, and reported as required to be included in our periodic SEC filings.
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
In July 2015, the Company was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The Complaint alleges that the Company, in violation of federal law, published more than the last five digits of a credit or debit card number or an expiration date on customers' receipts. The Company denies the material allegations of the complaint. Its motion to dismiss was denied on July 13, 2016, but the Company continues to believe that the case is without merit. It will continue to vigorously defend the matter. At this time, it is not possible to predict whether the proceeding will be permitted to proceed as a class or the size of the putative class, and no assurance can be given that the Company will be successful in its defense on the merits or otherwise. No specific dollar amount in damages or other relief is specified in the Complaint, and the Company is unable to estimate any potential loss or range of loss. However, if the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In June 2015, the Company was named as a defendant in Ackerman v. Chico’s FAS, Inc., a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles. The Complaint alleges numerous violations of California law related to wages, meal periods, rest periods, wage statements and failure to reimburse business expenses, among other things. Plaintiff subsequently amended her complaint to make the same allegations on a class action basis. In June 2016, the parties submitted a proposed settlement of the matter to the court. The court granted preliminary approval on August 26, 2016, and settlement notices were distributed. On May 16, 2017, the court finally approved the settlement substantially on the terms submitted by the parties. The settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In July 2016, the Company was named as a defendant in Calleros v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Santa Barbara. Plaintiff alleges that the Company failed to comply with California law requiring it to provide consumers cash for gift cards with a stored value of less than $10.00. Following voluntary mediation of the matter in November of 2016, the parties entered into a settlement agreement, which was approved preliminarily by the court on March 28, 2017. If finally approved, the settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of April 29, 2017 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 1A.	RISK FACTORS
In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K filed with the SEC on March 7, 2017 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2016 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
January 29, 2017 - February 25, 2017	712,815	$13.67	695,672	$154,144
February 26, 2017 - April 1, 2017	375,858	14.24	—	154,144
April 2, 2017 - April 29, 2017	—	—	—	154,144
Total	1,088,673	13.87	695,672

(a) Total number of shares purchased includes 393,001 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300.0 million share repurchase plan. There was approximately $154.1 million remaining under the program as of the end of the first quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1	Incentive Compensation Clawback Policy, effective April 6, 2017

Exhibit 10.2	Amendment No. 2. to 2012 Omnibus Stock and Incentive Plan, effective April 6, 2017

Exhibit 10.3	Separation Agreement and Release, between the Company and Laurie Van Brunt dated April 7, 2017 (Filed with the SEC as Exhibit 99.1 to the Company's Form 8-K on April 10, 2017)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	May 25, 2017	By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director

Date:	May 25, 2017	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	May 25, 2017	By:	/s/ David M. Oliver
David M. Oliver
Group Vice President Finance, Controller and Chief Accounting Officer