Form 10-Q
period 2017-07-29
CHICOS FAS INC
filed 2017-08-31
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
July 29, 2017	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At August 21, 2017, the registrant had 128,313,769 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Thirteen Weeks and Twenty-Six Weeks Ended July 29, 2017 (Unaudited) and July 30, 2016 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks and Twenty-Six Weeks Ended July 29, 2017 (Unaudited) and July 30, 2016 (Unaudited)	4

	Condensed Consolidated Balance Sheets – July 29, 2017 (Unaudited), January 28, 2017 (Unaudited), and July 30, 2016 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 29, 2017 (Unaudited) and July 30, 2016 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II – Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$578,581	100.0	$635,732	100.0	$1,162,309	100.0	$1,278,709	100.0
Cost of goods sold	369,480	63.9	394,922	62.1	715,795	61.6	775,564	60.7
Gross margin	209,101	36.1	240,810	37.9	446,514	38.4	503,145	39.3
Selling, general and administrative expenses	173,642	30.0	186,626	29.4	356,181	30.6	394,767	30.9
Restructuring and strategic charges	—	0.0	16,556	2.6	—	0.0	20,207	1.5
Income from operations	35,459	6.1	37,628	5.9	90,333	7.8	88,171	6.9
Interest expense, net	(443)	0.0	(489)	(0.1)	(898)	(0.1)	(948)	(0.1)
Income before income taxes	35,016	6.1	37,139	5.8	89,435	7.7	87,223	6.8
Income tax provision	12,300	2.2	14,100	2.2	33,100	2.9	33,100	2.6
Net income	$22,716	3.9	$23,039	3.6	$56,335	4.8	$54,123	4.2
Per share data:
Net income per common share-basic	$0.18		$0.17		$0.44		$0.41
Net income per common and common equivalent share–diluted	$0.18		$0.17		$0.44		$0.41
Weighted average common shares outstanding–basic	125,643		129,215		125,847		130,406
Weighted average common and common equivalent shares outstanding–diluted	125,677		129,362		125,890		130,516
Dividends declared per share	$0.0825		$0.0800		$0.2475		$0.2400

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$22,716	$23,039	$56,335	$54,123
Other comprehensive income:
Unrealized gains on marketable securities, net of taxes	10	6	32	39
Foreign currency translation gains (losses)	133	4	109	(27)
Comprehensive income	$22,859	$23,049	$56,476	$54,135

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	July 29, 2017	January 28, 2017	July 30, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$135,324	$142,135	$100,532
Marketable securities, at fair value	50,878	50,370	50,612
Inventories	235,167	232,363	235,636
Prepaid expenses and other current assets	49,381	52,758	64,872
Total Current Assets	470,750	477,626	451,652
Property and Equipment, net	443,833	477,185	515,088
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	16,745	18,479	18,989
Total Other Assets	152,449	154,183	154,693
	$1,067,032	$1,108,994	$1,121,433
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$125,945	$116,378	$136,761
Current debt	15,000	16,250	10,000
Other current and deferred liabilities	123,137	170,232	151,823
Total Current Liabilities	264,082	302,860	298,584
Noncurrent Liabilities:
Long-term debt	61,068	68,535	77,252
Deferred liabilities	112,218	118,543	126,377
Deferred taxes	11,222	9,883	9,377
Total Noncurrent Liabilities	184,508	196,961	213,006
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock	—	—	—
Common stock	1,283	1,288	1,320
Additional paid-in capital	458,172	452,756	440,038
Treasury stock, at cost	(406,776)	(386,094)	(346,062)
Retained earnings	565,650	541,251	514,495
Accumulated other comprehensive income (loss)	113	(28)	52
Total Shareholders’ Equity	618,442	609,173	609,843
	$1,067,032	$1,108,994	$1,121,433

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Cash Flows From Operating Activities:
Net income	$56,335	$54,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,012	55,445
Loss on disposal and impairment of property and equipment	1,183	3,542
Deferred income taxes	1,653	(7,492)
Stock-based compensation expense	10,232	9,623
Deferred rent and lease credits	(9,345)	(9,523)
Changes in assets and liabilities:
Inventories	(2,804)	(1,802)
Prepaid expenses and other current assets	4,690	(3,379)
Income tax receivable	332	26,087
Accounts payable	(903)	(3,130)
Accrued and other liabilities	(44,076)	(1,588)
Net cash provided by operating activities	67,309	121,906
Cash Flows From Investing Activities:
Purchases of marketable securities	(14,264)	(28,708)
Proceeds from sale of marketable securities	13,794	28,334
Purchases of property and equipment, net	(18,040)	(25,231)
Net cash used in investing activities	(18,510)	(25,605)
Cash Flows From Financing Activities:
Payments on borrowings	(8,750)	(5,000)
Proceeds from issuance of common stock	1,095	1,272
Dividends paid	(21,467)	(21,405)
Repurchase of common stock	(20,700)	(56,298)
Payments of tax withholdings related to stock-based awards	(5,897)	(4,262)
Net cash used in financing activities	(55,719)	(85,693)
Effects of exchange rate changes on cash and cash equivalents	109	(27)
Net (decrease) increase in cash and cash equivalents	(6,811)	10,581
Cash and Cash Equivalents, Beginning of period	142,135	89,951
Cash and Cash Equivalents, End of period	$135,324	$100,532

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,203	$1,101
Cash paid for income taxes, net	$39,553	$15,507

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 29, 2017
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended July 29, 2017 are not necessarily indicative of the results that may be expected for the entire year.
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

Note 2. New Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales or transfers of other assets in the income statement as income tax expense (benefit) in the period the sale or transfer occurs. Additionally, companies would evaluate whether the tax effects of the intercompany sales of transfers of non-inventory assets should be included in their estimates of annual effective tax rates by using today's interim guidance on income tax accounting. ASU 2016-16 will require modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption, which we expect to implement in fiscal 2018. At July 29, 2017, the Company had $6.0 million in assets related to the transfer of intra–entity asset transfers.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and should be applied on a modified retrospective basis. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize straight-line total rent expense. Upon adoption of the standard in fiscal 2019, we expect to record material right–of–use assets and lease liabilities on the balance sheet approximating the present value of future lease payments.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 29, 2017
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The FASB has issued subsequent ASUs related to ASU No. 2014-09, which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. Through our evaluation of the impact of this ASU, we have identified certain changes that are expected to be made to our accounting policies, practices, systems and controls including: the timing of our recognition of advertising expenses, whereby certain expenses that are currently amortized over their expected period of future benefit will be expensed the first time the advertisement appears, and presentation of estimated merchandise returns as both an asset, equal to the inventory value net of processing costs, and a corresponding return liability, compared to the current practice of recording an estimated net return liability. The Company is also evaluating and identifying appropriate changes to internal control over financial reporting in connection with preparation for adoption of this ASU. We plan to adopt this ASU under the modified retrospective approach beginning in the first quarter of fiscal 2018 with a cumulative adjustment to retained earnings as opposed to retrospectively adjusting prior periods. We are continuing to evaluate the impact this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements.

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
During the first quarter of fiscal 2016, we expanded our restructuring program to include components of our strategic initiatives that further align the organizational structure with long-term growth initiatives and to reduce cost of goods sold ("COGS") and selling, general and administrative expenses ("SG&A") through strategic initiatives. These strategic initiatives include realigning marketing and digital commerce, improving supply chain efficiency, reducing non-merchandise expenses, optimizing marketing spend, and transition of executive leadership. In connection with this program, during the second quarter of fiscal 2016, we recorded pre-tax restructuring and strategic charges of $16.6 million, primarily related to severance charges, proxy solicitation costs and consulting fees, which are included in restructuring and strategic charges in the accompanying condensed statement of income. Effective in the third quarter of fiscal 2016, we substantially completed our restructuring program and did not record any similar charges for the twenty-six weeks ended July 29, 2017. We have closed 124 stores in connection with our restructuring program through the second quarter of fiscal 2017, including 20 Boston Proper stores.
A summary of the pre-tax restructuring and strategic charges is presented in the table below:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	July 30, 2016	July 30, 2016

	(in thousands)
Impairment charges	$1,453	$1,453
Continuing employee-related costs	—	1,015
Severance charges	8,236	9,420
Proxy solicitation costs	4,524	5,589
Lease termination charges	127	348
Outside Services	2,234	2,234
Other charges	(18)	148
Total restructuring and strategic charges, pre-tax	$16,556	$20,207

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 29, 2017
(Unaudited)

As of July 29, 2017, a reserve of $1.3 million related to restructuring and strategic activities was included in other current and deferred liabilities in the accompanying condensed consolidated balance sheets. A roll-forward of the reserve is presented as follows:

	Continuing Employee-related Costs	Severance Charges	Lease Termination Charges	Outside Services & Other	Total

	(in thousands)
Beginning Balance, January 28, 2017	$671	$2,413	$846	$7,299	$11,229
Payments	(360)	(2,151)	(142)	(7,299)	(9,952)
Ending Balance, July 29, 2017	$311	$262	$704	$—	$1,277

Note 4. Stock-Based Compensation
For the twenty-six weeks ended July 29, 2017 and July 30, 2016, stock-based compensation expense was $10.2 million and $9.6 million, respectively. As of July 29, 2017, approximately 9.1 million shares remain available for future grants of equity awards under our Amended and Restated 2012 Omnibus Stock and Incentive Plan. The Amended and Restated Plan was approved by the Company’s Board of Directors on April 6, 2017 and became effective upon shareholder approval at the 2017 Annual Meeting on June 22, 2017.
Restricted Stock Awards
Restricted stock award activity for the twenty-six weeks ended July 29, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,463,186	$13.87
Granted	1,324,380	13.64
Vested	(971,616)	14.52
Forfeited	(132,685)	14.76
Unvested, end of period	2,683,265	13.47
Performance-based Stock Units
For the twenty-six weeks ended July 29, 2017, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2017. Any units earned as a result of the achievement of this goal will be settled in unvested shares of our common stock on the first anniversary of the grant date. Such unvested shares will then vest on the second and third anniversary dates.
Performance-based restricted stock unit activity for the twenty-six weeks ended July 29, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	652,248	$13.28
Granted	601,137	13.93
Vested	(274,774)	13.54
Forfeited	(77,628)	13.08
Unvested, end of period	900,983	13.65

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 29, 2017
(Unaudited)

 Stock Option Awards
For the twenty-six weeks ended July 29, 2017 and July 30, 2016, we did not grant any stock options.
Stock option activity for the twenty-six weeks ended July 29, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	577,246	$13.58
Granted	—	—
Exercised	(8,000)	10.15
Forfeited or expired	(77,334)	19.21
Outstanding and exercisable at July 29, 2017	491,912	12.75

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
For the thirteen weeks ended July 29, 2017 and July 30, 2016, the effective tax rate was 35.1% and 38.0%, respectively. For the thirteen weeks ended July 29, 2017, the income tax provision was $12.3 million compared to the income tax provision of $14.1 million for the thirteen weeks ended July 30, 2016. The reduction in effective tax rate of 290 basis points primarily related to favorable federal and state settlements, partially offset by a 67 basis point charge from the adoption of the new share-based payment accounting standard (the "Standard") effective the first quarter of 2017.
For the twenty-six weeks ended July 29, 2017 and July 30, 2016, the effective tax rate was 37.0% and 37.9%, respectively. For the twenty-six weeks ended July 29, 2017, the income tax provision was $33.1 million compared to the income tax provision of $33.1 million for the twenty-six weeks ended July 30, 2016. This 90 basis points reduction in the effective tax rate primarily related to favorable federal and state settlements, partially offset by a 58 basis point charge from the adoption of the Standard effective the first quarter of 2017.

Note 6. Earnings Per Share
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of earnings per common share pursuant to the “two-class” method. For the Company, participating securities are comprised entirely of unvested restricted stock awards and performance-based restricted stock units (“PSUs”) that have met their relevant performance criteria.
Earnings per share (“EPS”) is determined using the two-class method when it is more dilutive than the treasury stock method. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted EPS reflects the dilutive effect of potential common shares from non-participating securities such as stock options, PSUs and restricted stock units.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 29, 2017
(Unaudited)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016

Numerator
Net income	$22,716	$23,039	$56,335	$54,123
Net income and dividends declared allocated to participating securities	(537)	(506)	(1,286)	(1,155)
Net income available to common shareholders	$22,179	$22,533	$55,049	$52,968
Denominator
Weighted average common shares outstanding – basic	125,643	129,215	125,847	130,406
Dilutive effect of non-participating securities	34	147	43	110
Weighted average common and common equivalent shares outstanding – diluted	125,677	129,362	125,890	130,516
Net income per share:
Basic	$0.18	$0.17	$0.44	$0.41
Diluted	$0.18	$0.17	$0.44	$0.41
For the thirteen weeks ended July 29, 2017 and July 30, 2016, 0.8 million and 0.8 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the twenty-six weeks ended July 29, 2017 and July 30, 2016, 0.7 million and 0.9 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Note 7. Fair Value Measurements
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of July 29, 2017 generally consist of corporate bonds, U.S. government agencies, municipal securities, and commercial paper with $30.5 million of securities with maturity dates within one year or less and $20.4 million with maturity dates over one year and less than two years.
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
July 29, 2017
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
During the quarter ended July 29, 2017, we did not make any transfers between Level 1 and Level 2 financial instruments. Furthermore, as of July 29, 2017, January 28, 2017 and July 30, 2016, we did not have any Level 3 financial instruments. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 29, 2017
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial instruments, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of July 29, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$288	$288	$—	$—
Marketable securities:
Municipal securities	6,705	—	6,705	—
U.S. government agencies	16,754	—	16,754	—
Corporate bonds	20,897	—	20,897	—
Commercial paper	6,522	—	6,522	—
Non Current Assets
Deferred compensation plan	6,487	6,487	—	—
Total	$57,653	$6,775	$50,878	$—

Financial Liabilities:
Long-term debt[1]	$76,068	$—	$76,552	$—

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

	Balance as of July 30, 2016
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 29, 2017
(Unaudited)

Note 8. Debt
In fiscal 2015, we entered into a credit agreement (the "Agreement") providing for a term loan of $100.0 million and a revolving credit facility of $100.0 million. The term loan and revolving credit facility mature on May 4, 2020 and accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement contains customary representations, warranties, and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at July 29, 2017. As of July 29, 2017, we had total available borrowing capacity of $100.0 million under our revolving credit facility.
The following table provides additional detail on our outstanding debt:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in thousands)
Credit Agreement, net	$76,068	$84,785	$87,252
Less: current portion	(15,000)	(16,250)	(10,000)
Total long-term debt	$61,068	$68,535	$77,252

Note 9. Share Repurchases
During the twenty-six weeks ended July 29, 2017, under our $300 million share repurchase program announced in November 2015, we repurchased 1.9 million shares at a total cost of approximately $20.7 million, at a weighted average of $10.96 per share. As of July 29, 2017, the Company has $142.9 million remaining for future repurchases under the program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

Note 10. Commitments and Contingencies
In July 2015, White House Black Market, Inc. (WHBM) was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers' point-of-sale receipts. Plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys’ fees, costs and punitive damages. The Company denies the material allegations of the complaint and believes the case is without merit. The Court denied the Company’s motion to dismiss on July 13, 2016, and the parties have engaged in extensive discovery since then. Plaintiff filed a motion for class certification in May 2017, which WHBM opposed in a brief filed in June 2017. The Company will continue to vigorously defend the matter, including a planned motion for summary judgment to dismiss all claims. At this time, the Company is unable to reasonably estimate the potential loss or range of loss, if any, related to the lawsuit because there are a number of unknown facts and unresolved legal issues that may impact the amount of any potential liability, including, without limitation, (a) whether the action will be permitted to proceed as a class, (b) if a class is certified, the resolution of certain disputed statutory interpretation issues that may impact the size of the putative class and (c) whether or not the plaintiff is entitled to statutory damages. No assurance can be given that these issues will be resolved in the Company’s favor or that the Company will be successful in its defense on the merits or otherwise. If the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In June 2015, the Company was named as a defendant in Ackerman v. Chico’s FAS, Inc., a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles. The complaint alleged numerous violations of California law related to wages, meal periods, rest periods, wage statements and failure to reimburse business expenses, among other things. Plaintiff subsequently amended her complaint to make the same allegations on a class action basis. The parties entered into a settlement agreement, and the Court issued final approval and entry of judgment on June 5, 2017. The settlement did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
July 29, 2017
(Unaudited)

In July 2016, the Company was named as a defendant in Calleros v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Santa Barbara. Plaintiff alleged that the Company failed to comply with California law requiring it to provide consumers cash for gift cards with a stored value of less than $10.00. Following voluntary mediation of the matter in November of 2016, the parties entered into a settlement agreement, which was approved by the court on July 25, 2017. The settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of July 29, 2017 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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

Second Quarter of Fiscal 2017 Financial Highlights
• Delivered second quarter EPS of $0.18
• Continuing to execute on strategic priorities and cost saving initiatives
Income from Operations and Select Charges
The following table depicts, on a pre-tax basis, income from operations and restructuring and strategic charges for the second quarter of fiscal 2017 and 2016:

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016

	(dollars in millions)
Income from operations	$35.5	$37.6
Restructuring and strategic charges	—	16.6

Earnings per diluted share for the second quarter of fiscal 2017 was $0.18 compared to $0.17 in last year's second quarter. Results for the second quarter of fiscal 2016 include the impact of restructuring and strategic charges of $10.3 million after-tax, or $0.08 per diluted share. The change in earnings per share reflects the impact of approximately 5.1 million shares repurchased since the end of the second quarter last year, partially offset by a decrease in net income.
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

RESULTS OF OPERATIONS
Thirteen Weeks Ended July 29, 2017 Compared to the Thirteen Weeks Ended July 30, 2016
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended July 29, 2017 and July 30, 2016:

	Thirteen Weeks Ended
	July 29, 2017		July 30, 2016

	(dollars in millions)
Chico's	$302	52.2%	$334	52.6%
WHBM	184	31.9	208	32.7
Soma	92	15.9	94	14.7
Total net sales	$579	100.0%	$636	100.0%
For the second quarter of fiscal 2017, net sales were $579 million compared to $636 million in last year’s second quarter. This decrease of 9.0% primarily reflects a decline in comparable sales of 8.4%, driven by lower average dollar sales and a decline in transaction count. Net sales also reflects 35 net store closures, or a 2.3% net decrease in selling square footage, since last year's second quarter.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended July 29, 2017 and July 30, 2016:

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016
Chico's	(9.0)%	(5.1)%
WHBM	(10.6)	(1.3)
Soma	(1.8)	0.7
Total Company	(8.4)%	(3.1)%
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended July 29, 2017 and July 30, 2016:

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016

	(dollars in millions)
Cost of goods sold	$369	$395
Gross margin	209	241
Gross margin percentage	36.1%	37.9%

For the second quarter of fiscal 2017, gross margin was $209 million, or 36.1% of net sales, compared to $241 million, or 37.9% of net sales, in last year’s second quarter. This 180 basis point decrease primarily reflects sales deleverage of store occupancy expenses and increased promotional activity to reduce inventory levels.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes direct operating expenses, marketing expenses and National Store Support Center expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended July 29, 2017 and July 30, 2016:

	Thirteen Weeks Ended
	July 29, 2017	July 30, 2016

	(dollars in millions)
Selling, general and administrative expenses	$174	$187
Percentage of total net sales	30.0%	29.4%

For the second quarter of fiscal 2017, SG&A was $174 million, or 30.0% of net sales, compared to $187 million, 29.4% of net sales, in last year's second quarter. This $13.0 million decrease primarily reflects a reduction in store operating expenses to align with sales as well as a decrease in unproductive marketing spend.
Restructuring and Strategic Charges
In the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives. During the second quarter of fiscal 2016, we recorded pre-tax restructuring and strategic charges of $16.6 million, primarily consisting of severance, proxy solicitation costs and consulting fees. The fiscal 2016 after-tax impact of the restructuring and strategic charges totaled $10.3 million, or $0.08 per diluted share. Effective in the third quarter of fiscal 2016, we substantially completed our restructuring program and did not record any similar charges for the second quarter of fiscal 2017. We have closed 124 stores in connection with our restructuring program through the second quarter of fiscal 2017, including 20 Boston Proper stores.
Provision for Income Taxes
For the second quarter of fiscal 2017, the effective tax rate was 35.1% compared to 38.0% for last year's second quarter. The reduction in effective tax rate of 290 basis points primarily related to favorable federal and state settlements, partially offset by a 67 basis point charge from the adoption of the new share-based payment accounting standard (the "Standard") effective the first quarter of 2017.
Net Income and Earnings Per Diluted Share
We reported net income for the second quarter of fiscal 2017 of $22.7 million, or $0.18 per diluted share, compared to net income of $23.0 million, or $0.17 per diluted share in last year’s second quarter. Results for the second quarter of 2016 include the impact of restructuring and strategic charges of $10.3 million after-tax, or $0.08 per diluted share, primarily related to severance, proxy solicitation costs and consulting fees.
Twenty-Six Weeks Ended July 29, 2017 Compared to the Twenty-Six Weeks Ended July 30, 2016
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the twenty-six weeks ended July 29, 2017 and July 30, 2016:

	Twenty-Six Weeks Ended
	July 29, 2017		July 30, 2016

	(dollars in millions)
Chico's	$612	52.7%	$683	53.4%
WHBM	378	32.5	423	33.1
Soma	172	14.8	173	13.5
Total net sales	$1,162	100.0%	$1,279	100.0%
Net sales for the year-to-date period ended July 29, 2017 decreased to $1,162 million from $1,279 million in last year’s year-to-date period. This decrease of 9.1% primarily reflects a decline in comparable sales of 8.4% driven by lower average dollar sales and a decline in transaction count. Net sales also reflects 35 net store closures, or a 2.4% net decrease in selling square footage, since last year's second quarter.

The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the twenty-six weeks ended July 29, 2017 and July 30, 2016:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016
Chico's	(9.4)%	(5.3)%
WHBM	(10.1)	(2.7)
Soma	(0.8)	0.6
Total Company	(8.4)%	(3.7)%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the twenty-six weeks ended July 29, 2017 and July 30, 2016:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016

	(dollars in millions)
Cost of goods sold	$716	$776
Gross margin	447	503
Gross margin percentage	38.4%	39.3%
Gross margin for the year-to-date period ended July 29, 2017 was $447 million, or 38.4%, compared to $503 million, or 39.3%, in last year’s year-to-date period. This 90 basis point decrease primarily reflects sales deleverage of store occupancy expenses, partially offset by savings related to cost reduction initiatives.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the twenty-six weeks ended July 29, 2017 and July 30, 2016:

	Twenty-Six Weeks Ended
	July 29, 2017	July 30, 2016

	(dollars in millions)
Selling, general and administrative expenses	$356	$395
Percentage of total net sales	30.6%	30.9%
For the year-to-date period ended July 29, 2017, SG&A was $356 million compared to $395 million in last year’s year-to-date period. This $39 million decrease primarily reflects a decrease in unproductive marketing spend and a decline in store operating expenses, partially offset by sales deleverage of employee-related expenses and corporate costs.
Restructuring and Strategic Charges
In the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives. Restructuring and strategic charges for the year-to-date period of fiscal 2016 were $20.2 million pre-tax, primarily consisting of severance, proxy solicitation costs and consulting fees. The fiscal 2016 after-tax impact of the restructuring and strategic charges totaled $12.5 million, or $0.09 per diluted share. Effective in the third quarter of fiscal 2016, we substantially completed our restructuring program and did not record any similar charges for the for the year-to-date period ended July 29, 2017. We have closed 124 stores in connection with our restructuring program through the second quarter of fiscal 2017, including 20 Boston Proper stores.
Provision for Income Taxes
For the twenty-six weeks ended July 29, 2017 and July 30, 2016, the effective tax rate was 37.0% and 37.9%, respectively. The income tax provision was $33.1 million for the twenty-six weeks ended July 29, 2017 and July 30, 2016. This 90 basis point reduction in the effective tax rate primarily related to favorable federal and state settlements, partially offset by a 58 basis point charge from the adoption of the Standard effective the first quarter of 2017.

Net Income and Earnings Per Diluted Share
Net income for the year-to-date period ended July 29, 2017 was $56.3 million, or $0.44 per diluted share, compared to net income of $54.1 million, or $0.41 per diluted share, in last year's year-to-date period. Results for the year-to-date period ended July 30, 2016 include the impact of restructuring and strategic charges of $12.5 million after- tax, or $0.09 per diluted, primarily related to severance, proxy solicitation costs and consulting fees.
Inventories
Inventory at the end of the second quarter of fiscal 2017 totaled $235.2 million compared to $235.6 million in the same period last year. Inventories for the second quarter of fiscal 2017 included a $16.9 million increase due to a change in shipping terms with a supplier.

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
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2017 was $67.3 million, a decrease of approximately $54.6 million from last year's year-to-date period. This decrease primarily results from the settlement of prior year accruals for outside services and severance, the timing of income tax payments, and the impact of a decrease in the incentive compensation accrual.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2017 was $18.5 million compared to $25.6 million in last year's year-to-date period. This decrease primarily reflected a $7.2 million decline in net purchases of property and equipment consistent with our overall business strategy.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2017 was $55.7 million compared to $85.7 million in last year's year-to-date period. The decrease in net cash used in financing activities primarily reflects a decrease of $35.6 million in share repurchases, partially offset by higher payments on borrowings under our Credit Agreement.
Store and Franchise Activity
During the fiscal 2017 year-to-date period, we had 19 net store closures, consisting of net closures of 8 Chico's stores, 9 WHBM stores and 2 Soma stores. Currently, we expect an additional 28 net store closures in fiscal 2017, reflecting approximately 11 net closures of Chico's stores, 13 net closures of WHBM stores, and 4 net closures of Soma stores. We continuously evaluate the appropriate store positioning in light of economic conditions and may adjust our strategy as conditions require or as opportunities arise. As of July 29, 2017, we also sold merchandise through 63 Chico's and 30 Soma international franchise locations.

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

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, the effectiveness of our 2016 restructuring and organizational redesign for improved business performance and the future success of our store concepts. These statements may address items such as future sales and sales initiatives, gross margin expectations, SG&A expectations (particularly estimated expected savings), operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs.
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
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to effectively manage and maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; the ability to efficiently, timely and successfully manage our business in the face of significant economic, labor, political or other shifts in the countries from which our merchandise is supplied; the changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully execute our business strategies, including our previously announced restructuring program and expense initiatives, and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful integration of our new management team; the ability to respond effectively to actions of activist shareholders and others; the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; and the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; potential risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including the impact of changes in tariffs, taxes (such as the passage of a "border adjustment" or similar tax) or other import regulations; changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors; and the impact of our recent shift to a predominantly FOB (free on board) shipping structure.
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
The market risk of our financial instruments as of July 29, 2017 has not significantly changed since January 28, 2017. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
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
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal securities, corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of July 29, 2017, consisted of $30.5 million of securities with maturity dates within one year or less and $20.4 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of July 29, 2017, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
In July 2015, White House Black Market, Inc. (WHBM) was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers' point-of-sale receipts. Plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys’ fees, costs and punitive damages. The Company denies the material allegations of the complaint and believes the case is without merit. The Court denied the Company’s motion to dismiss on July 13, 2016, and the parties have engaged in extensive discovery since then. Plaintiff filed a motion for class certification in May 2017, which WHBM opposed in a brief filed in June 2017. The Company will continue to vigorously defend the matter, including a planned motion for summary judgment to dismiss all claims. At this time, the Company is unable to reasonably estimate the potential loss or range of loss, if any, related to the lawsuit because there are a number of unknown facts and unresolved legal issues that may impact the amount of any potential liability, including, without limitation, (a) whether the action will be permitted to proceed as a class, (b) if a class is certified, the resolution of certain disputed statutory interpretation issues that may impact the size of the putative class and (c) whether or not the plaintiff is entitled to statutory damages. No assurance can be given that these issues will be resolved in the Company’s favor or that the Company will be successful in its defense on the merits or otherwise. If the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In June 2015, the Company was named as a defendant in Ackerman v. Chico’s FAS, Inc., a putative representative Private Attorney General action filed in the Superior Court of California, County of Los Angeles. The complaint alleged numerous violations of California law related to wages, meal periods, rest periods, wage statements and failure to reimburse business expenses, among other things. Plaintiff subsequently amended her complaint to make the same allegations on a class action basis. The parties entered into a settlement agreement, and the Court issued final approval and entry of judgment on June 5, 2017. The settlement did not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In July 2016, the Company was named as a defendant in Calleros v. Chico’s FAS, Inc., a putative class action filed in the Superior Court of California, County of Santa Barbara. Plaintiff alleged that the Company failed to comply with California law requiring it to provide consumers cash for gift cards with a stored value of less than $10.00. Following voluntary mediation of the matter in November of 2016, the parties entered into a settlement agreement, which was approved by the court on July 25, 2017. The settlement will not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of July 29, 2017 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 1A.	RISK FACTORS
In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K filed with the SEC on March 7, 2017 should be considered as they could materially affect our business, financial condition or future results.

There have not been any significant changes with respect to the risks described in our 2016 Form 10-K except as amended and restated below, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

The risk factor listed below updates and supersedes the risk factor associated with our business previously disclosed in Part I, Item 1A. "Risk Factors" in our 2016 Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

2. Competition
The women's specialty retail industry is highly competitive. We compete with local, national and international department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. Many of our competitors have advantages over us, including substantially greater financial, marketing and other resources. Increased levels of promotional activity by our competitors, some of whom may be able to adopt more aggressive pricing policies than we can, both online and in stores, may negatively impact our sales and profitability. There is no assurance that we can compete successfully with these companies in the future. In addition to competing for sales, we compete for favorable store locations, lease terms and qualified associates. The growth of fast fashion and value fashion retailers and expansion of off-price retailers has shifted shopper expectations to more affordable pricing of well-known brands and continued promotional pressure and a shift in customer shipping terms and costs pertaining to product deliveries and returns. If we do not identify and respond to these emerging trends in consumer spending as well as the shift in shopping preferences from brick-and-mortar stores to online e-commerce channels, we may harm our ability to retain our existing customers or attract new customers. Increased competition in any of these areas may result in higher costs or otherwise reduce our sales or operating margins.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
April 30, 2017 - May 27, 2017	6,716	$13.87	—	$154,144
May 28, 2017 - July 1, 2017	1,214,992	9.39	1,193,300	142,941
July 2, 2017 - July 29, 2017	—	—	—	142,941
Total	1,221,708	9.41	1,193,300

(a) Total number of shares purchased includes 28,408 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300.0 million share repurchase plan. There was approximately $142.9 million remaining under the program as of the end of the second quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 5.	OTHER INFORMATION
As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on June 27, 2017 (the “Prior Form 8-K”), the Company’s 2018 Annual Meeting of Shareholders is currently expected to be held on June 21, 2018. The deadlines for receipt of shareholder proposals and director nominations (including proxy access director nominations) for the 2018 Annual Meeting of Shareholders have not changed from the deadlines previously disclosed in the Company’s proxy materials for the 2017 Annual Meeting of Shareholders, filed with the SEC on May 5, 2017, and in the Prior Form 8-K.

ITEM 6.	EXHIBITS

(a)
The following documents are filed as exhibits to this Quarterly Report on Form 10-Q (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit 10.1	Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after June 22, 2017)

Exhibit 10.2	Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Employee Directors (for awards on or after June 22, 2017)

Exhibit 10.3	Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (for awards on or after June 22, 2017)

Exhibit 10.4	Amended Indemnification Agreement with Shelley G. Broader, dated June 19, 2017

Exhibit 10.5	Amended Indemnification Agreement with Todd E. Vogensen, dated July 6, 2017

Exhibit 10.6	Indemnification Agreement with Susan S. Lanigan, dated June 28, 2017

Exhibit 10.55*	Chico's FAS, Inc. Amended and Restated 2012 Omnibus Stock and Incentive Plan (filed as Exhibit 10.55 to the Company's Form 8-K as filed with the Commission on June 27, 2017)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	August 31, 2017	By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director

Date:	August 31, 2017	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	August 31, 2017	By:	/s/ David M. Oliver
David M. Oliver
Group Vice President Finance, Controller and Chief Accounting Officer