Form 10-Q
period 2017-10-28
CHICOS FAS INC
filed 2017-11-22
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
October 28, 2017	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
At November 13, 2017, the registrant had 127,804,649 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Thirteen Weeks and Thirty-Nine Weeks Ended October 28, 2017 (Unaudited) and October 29, 2016 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks and Thirty-Nine Weeks Ended October 28, 2017 (Unaudited) and October 29, 2016 (Unaudited)	4

	Condensed Consolidated Balance Sheets – October 28, 2017 (Unaudited), January 28, 2017 (Unaudited), and October 29, 2016 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 28, 2017 (Unaudited) and October 29, 2016 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II – Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

Signatures		28

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net sales	$532,287	100.0	$596,912	100.0	$1,694,596	100.0	$1,875,621	100.0
Cost of goods sold	335,585	63.0	366,618	61.4	1,051,380	62.0	1,142,182	60.9
Gross margin	196,702	37.0	230,294	38.6	643,216	38.0	733,439	39.1
Selling, general and administrative expenses	171,424	32.3	188,350	31.6	527,605	31.2	583,117	31.1
Restructuring and strategic charges	—	0.0	10,820	1.8	—	0.0	31,027	1.6
Income from operations	25,278	4.7	31,124	5.2	115,611	6.8	119,295	6.4
Interest expense, net	(388)	0.0	(526)	(0.1)	(1,286)	(0.1)	(1,474)	(0.1)
Income before income taxes	24,890	4.7	30,598	5.1	114,325	6.7	117,821	6.3
Income tax provision	8,200	1.6	7,000	1.1	41,300	2.4	40,100	2.2
Net income	$16,690	3.1	$23,598	4.0	$73,025	4.3	$77,721	4.1
Per share data:
Net income per common share-basic	$0.13		$0.18		$0.57		$0.59
Net income per common and common equivalent share–diluted	$0.13		$0.18		$0.57		$0.58
Weighted average common shares outstanding–basic	124,957		128,753		125,550		129,830
Weighted average common and common equivalent shares outstanding–diluted	124,989		128,996		125,591		129,999
Dividends declared per share	$—		$—		$0.2475		$0.2400

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$16,690	$23,598	$73,025	$77,721
Other comprehensive income:
Unrealized (losses) gains on marketable securities, net of taxes	(47)	(35)	(15)	4
Foreign currency translation (losses) gains	(60)	(19)	49	(46)
Comprehensive income	$16,583	$23,544	$73,059	$77,679

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	October 28, 2017	January 28, 2017	October 29, 2016

ASSETS
Current Assets:
Cash and cash equivalents	$125,646	$142,135	$80,331
Marketable securities, at fair value	60,411	50,370	50,411
Inventories	265,023	232,363	261,341
Prepaid expenses and other current assets	48,876	52,758	68,557
Total Current Assets	499,956	477,626	460,640
Property and Equipment, net	424,961	477,185	495,587
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	16,581	18,479	18,382
Total Other Assets	152,285	154,183	154,086
	$1,077,202	$1,108,994	$1,110,313
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,004	$116,378	$125,532
Current debt	15,000	16,250	10,000
Other current and deferred liabilities	118,495	170,232	148,706
Total Current Liabilities	268,499	302,860	284,238
Noncurrent Liabilities:
Long-term debt	57,335	68,535	74,768
Deferred liabilities	108,000	118,543	122,848
Deferred taxes	7,961	9,883	9,320
Total Noncurrent Liabilities	173,296	196,961	206,936
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock	—	—	—
Common stock	1,278	1,288	1,301
Additional paid-in capital	463,502	452,756	445,787
Treasury stock, at cost	(411,766)	(386,094)	(366,081)
Retained earnings	582,387	541,251	538,134
Accumulated other comprehensive income (loss)	6	(28)	(2)
Total Shareholders’ Equity	635,407	609,173	619,139
	$1,077,202	$1,108,994	$1,110,313

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Cash Flows From Operating Activities:
Net income	$73,025	$77,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,968	82,585
Loss on disposal and impairment of property and equipment	5,204	6,434
Deferred income taxes	(1,483)	(8,098)
Stock-based compensation expense	14,739	15,483
Deferred rent and lease credits	(14,684)	(14,264)
Changes in assets and liabilities:
Inventories	(32,660)	(27,506)
Prepaid expenses and other current assets	4,506	(6,237)
Income tax receivable	1,050	25,755
Accounts payable	18,758	(3,789)
Accrued and other liabilities	(47,598)	(3,391)
Net cash provided by operating activities	94,825	144,693
Cash Flows From Investing Activities:
Purchases of marketable securities	(29,097)	(43,266)
Proceeds from sale of marketable securities	19,056	43,058
Purchases of property and equipment, net	(27,128)	(35,663)
Net cash used in investing activities	(37,169)	(35,871)
Cash Flows From Financing Activities:
Payments on borrowings	(12,500)	(7,500)
Proceeds from issuance of common stock	2,058	2,363
Dividends paid	(32,021)	(31,936)
Repurchase of common stock	(25,697)	(76,334)
Payments of tax withholdings related to stock-based awards	(6,034)	(4,990)
Net cash used in financing activities	(74,194)	(118,397)
Effects of exchange rate changes on cash and cash equivalents	49	(45)
Net decrease in cash and cash equivalents	(16,489)	(9,620)
Cash and Cash Equivalents, Beginning of period	142,135	89,951
Cash and Cash Equivalents, End of period	$125,646	$80,331

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,831	$1,713
Cash paid for income taxes, net	$44,783	$22,752

The accompanying notes are an integral part of these condensed consolidated statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 28, 2017
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
As used in this report, all references to “we,” “us,” “our” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended October 28, 2017 are not necessarily indicative of the results that may be expected for the entire year.
Adoption of New Accounting Pronouncements
In the first quarter of 2017, we adopted the guidance of Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. The provision of ASU 2016-09 related to the recognition of excess tax benefits and deficiencies in the income statement was adopted on a prospective basis whereas the provision related to the classification in the statement of cash flows was adopted retrospectively, and the prior periods were adjusted accordingly. The Company has elected to continue estimating forfeitures of share-based awards when determining compensation cost to be recognized each period. The adoption of ASU 2016-09 did not have a material impact on the accompanying condensed consolidated financial statements.

Note 2. New Accounting Pronouncements
In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory. ASU 2016-16 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. ASU 2016-16 requires companies to recognize the income tax effects of intercompany sales or transfers of other assets in the income statement as income tax expense (benefit) in the period the sale or transfer occurs. Additionally, companies would evaluate whether the tax effects of the intercompany sales of transfers of non-inventory assets should be included in their estimates of annual effective tax rates by using today's interim guidance on income tax accounting. ASU 2016-16 will require modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption, which we expect to implement in fiscal 2018. At October 28, 2017, the Company had $5.8 million in assets related to the transfer of intra–entity asset transfers.
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 28, 2017
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The FASB has issued subsequent ASUs related to ASU No. 2014-09, which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. Through our evaluation of the impact of this ASU, we have identified certain changes that are expected to be made to our accounting policies, practices, systems and controls including: the timing of our recognition of advertising expenses, whereby certain expenses that are currently amortized over their expected period of future benefit will be expensed the first time the advertisement appears, and presentation of estimated merchandise returns as both an asset, equal to the inventory value net of processing costs, and a corresponding return liability, compared to the current practice of recording an estimated net return liability. The Company is also evaluating and identifying appropriate changes to internal control over financial reporting in connection with preparation for adoption of this ASU. We plan to adopt this ASU under the modified retrospective approach beginning in the first quarter of fiscal 2018 with a cumulative adjustment to opening retained earnings as opposed to retrospectively adjusting prior periods. We are continuing to evaluate the impact this ASU, and related amendments and interpretive guidance, will have on our consolidated financial statements.

Note 3. Restructuring and Strategic Charges
During the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives. In fiscal 2015, in connection with the restructuring program, we completed an evaluation of the Boston Proper brand, completed the sale of the Boston Proper direct-to-consumer business and closed its stores.
During the first quarter of fiscal 2016, we expanded our restructuring program to include components of our strategic initiatives that further align the organizational structure with long-term growth initiatives and to reduce cost of goods sold ("COGS") and selling, general and administrative expenses ("SG&A") through strategic initiatives. These strategic initiatives include realigning marketing and digital commerce, improving supply chain efficiency, reducing non-merchandise expenses, optimizing marketing spend and transition of executive leadership. In connection with this program, during the third quarter of fiscal 2016, we recorded pre-tax restructuring and strategic charges of $10.8 million, primarily related to outside services and continuing employee-related costs, which are included in restructuring and strategic charges in the accompanying condensed statement of income. Effective in the third quarter of fiscal 2016, we substantially completed charges related to our previously announced restructuring program. We have closed 132 stores in connection with this restructuring program through the third quarter of fiscal 2017, including 20 Boston Proper stores.
A summary of the pre-tax restructuring and strategic charges is presented in the table below:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	October 29, 2016	October 29, 2016

	(in thousands)
Impairment charges	$—	$1,453
Continuing employee-related costs	781	1,796
Severance charges	65	9,485
Proxy solicitation costs	108	5,697
Lease termination charges	79	427
Outside Services	9,779	12,013
Other charges	8	156
Total restructuring and strategic charges, pre-tax	$10,820	$31,027

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 28, 2017
(Unaudited)

As of October 28, 2017, a reserve of $0.6 million related to restructuring and strategic activities was included in other current and deferred liabilities in the accompanying condensed consolidated balance sheets. A roll-forward of the reserve is presented as follows:

	Continuing Employee-related Costs	Severance Charges	Lease Termination Charges	Outside Services & Other	Total

	(in thousands)
Beginning Balance, January 28, 2017	$671	$2,413	$846	$7,299	$11,229
Payments	(671)	(2,413)	(292)	(7,299)	(10,675)
Ending Balance, October 28, 2017	$—	$—	$554	$—	$554

Note 4. Stock-Based Compensation
For the thirty-nine weeks ended October 28, 2017 and October 29, 2016, stock-based compensation expense was $14.7 million and $15.5 million, respectively. As of October 28, 2017, approximately 9.3 million shares remain available for future grants of equity awards under our Amended and Restated 2012 Omnibus Stock and Incentive Plan, which was amended and restated effective June 22, 2017.
Restricted Stock Awards
Restricted stock award activity for the thirty-nine weeks ended October 28, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,463,186	$13.87
Granted	1,396,680	13.39
Vested	(1,029,675)	14.48
Forfeited	(272,547)	14.53
Unvested, end of period	2,557,644	13.29
Performance-based Stock Units
For the thirty-nine weeks ended October 28, 2017, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of a Company-specific performance goal during fiscal 2017. Any units earned as a result of the achievement of this goal will be settled in unvested shares of our common stock on the first anniversary of the grant date. Such unvested shares will then vest on the second and third anniversary dates.
Performance-based restricted stock unit activity for the thirty-nine weeks ended October 28, 2017 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	652,248	$13.28
Granted	601,137	13.93
Vested	(279,375)	13.54
Forfeited	(112,046)	13.22
Unvested, end of period	861,964	13.66

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 28, 2017
(Unaudited)

Stock Option Awards
For the thirty-nine weeks ended October 28, 2017 and October 29, 2016, we did not grant any stock options.
Stock option activity for the thirty-nine weeks ended October 28, 2017 was as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	577,246	$13.58
Granted	—	—
Exercised	(8,000)	10.15
Forfeited or expired	(144,334)	17.21
Outstanding and exercisable at October 28, 2017	424,912	12.42

Note 5. Income Taxes
The provision for income taxes is based on a current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. Our effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings.
For the thirteen weeks ended October 28, 2017 and October 29, 2016, the effective tax rate was 32.9% and 22.9%, respectively. For the thirteen weeks ended October 28, 2017, the income tax provision was $8.2 million compared to the income tax provision of $7.0 million for the thirteen weeks ended October 29, 2016. The current quarter effective tax rate of 32.9% includes a 430 basis point tax benefit related to income tax credits. The favorability in the effective tax rate for the third quarter of 2016 primarily reflects an additional tax benefit related to the disposition of Boston Proper's stock and the recognition of income tax credits in 2016.
For the thirty-nine weeks ended October 28, 2017 and October 29, 2016, the effective tax rate was 36.1% and 34.0%, respectively. For the thirty-nine weeks ended October 28, 2017, the income tax provision was $41.3 million compared to the income tax provision of $40.1 million for the thirty-nine weeks ended October 29, 2016. The current year-to-date effective tax rate of 36.1% includes a 140 basis point tax benefit related to income tax credits and favorable tax settlements. The favorability in the effective tax rate for the thirty-nine weeks ended October 29, 2016 primarily reflects an additional tax benefit related to the disposition of Boston Proper's stock and the recognition of income tax credits in 2016.

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
October 28, 2017
(Unaudited)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of operations (in thousands, except per share amounts):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Numerator
Net income	$16,690	$23,598	$73,025	$77,721
Net income and dividends declared allocated to participating securities	(394)	(502)	(1,683)	(1,677)
Net income available to common shareholders	$16,296	$23,096	$71,342	$76,044
Denominator
Weighted average common shares outstanding – basic	124,957	128,753	125,550	129,830
Dilutive effect of non-participating securities	32	243	41	169
Weighted average common and common equivalent shares outstanding – diluted	124,989	128,996	125,591	129,999
Net income per share:
Basic	$0.13	$0.18	$0.57	$0.59
Diluted	$0.13	$0.18	$0.57	$0.58
For the thirteen weeks ended October 28, 2017 and October 29, 2016, 0.7 million and 0.7 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the thirty-nine weeks ended October 28, 2017 and October 29, 2016, 0.7 million and 0.9 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

Note 7. Fair Value Measurements
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of October 28, 2017 generally consist of corporate bonds, U.S. government agencies, municipal securities, and commercial paper with $35.7 million of securities with maturity dates within one year or less and $24.7 million with maturity dates over one year and less than two years.
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
October 28, 2017
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
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts and assets held in our non-qualified deferred compensation plan. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third party pricing entities, except for U.S. government securities which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our condensed consolidated balance sheets.
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
During the quarter ended October 28, 2017, we did not make any transfers between Level 1 and Level 2 financial instruments. Furthermore, as of October 28, 2017, January 28, 2017 and October 29, 2016, we did not have any Level 3 financial instruments. We conduct reviews on a quarterly basis to verify pricing, assess liquidity, and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 28, 2017
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial instruments, which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of October 28, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$861	$861	$—	$—
Marketable securities:
Municipal securities	6,637	—	6,637	—
U.S. government agencies	16,756	—	16,756	—
Corporate bonds	30,901	—	30,901	—
Commercial paper	6,117	—	6,117	—
Non Current Assets
Deferred compensation plan	6,925	6,925	—	—
Total	$68,197	$7,786	$60,411	$—

Financial Liabilities:
Long-term debt[1]	$72,335	$—	$72,786	$—

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

	Balance as of October 29, 2016
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

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 28, 2017
(Unaudited)

Note 8. Debt
In fiscal 2015, we entered into a credit agreement (the "Agreement") providing for a term loan of $100.0 million and a revolving credit facility of $100.0 million. The term loan and revolving credit facility mature on May 4, 2020 and accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement contains customary representations, warranties and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at October 28, 2017. As of October 28, 2017, we had total available borrowing capacity of $100.0 million under our revolving credit facility.
The following table provides additional detail on our outstanding debt:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in thousands)
Credit Agreement, net	$72,335	$84,785	$84,768
Less: current portion	(15,000)	(16,250)	(10,000)
Total long-term debt	$57,335	$68,535	$74,768

Note 9. Share Repurchases
During the thirty-nine weeks ended October 28, 2017, under our $300 million share repurchase program announced in November 2015, we repurchased 2.5 million shares at a total cost of approximately $25.7 million, at a weighted average of $10.28 per share. As of October 28, 2017, the Company has $137.9 million remaining for future repurchases under the program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

Note 10. Commitments and Contingencies
In July 2015, White House Black Market, Inc. (WHBM) was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers' point-of-sale receipts. Plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys’ fees, costs and punitive damages. The Company denies the material allegations of the complaint and believes the case is without merit. The Court denied the Company’s motion to dismiss on July 13, 2016, and the parties have engaged in extensive discovery since then. On October 25, 2017, the magistrate in the matter recommended that the class be certified. On November 8, 2017, WHBM filed objections to such recommendation. The Company will continue to vigorously defend the matter, including a planned motion for summary judgment to dismiss all claims. At this time, the Company is unable to reasonably estimate the potential loss or range of loss, if any, related to the lawsuit because there are a number of unknown facts and unresolved legal issues that may impact the amount of any potential liability, including, without limitation, (a) whether the action will ultimately be permitted to proceed as a class, (b) if a class is certified, the resolution of certain disputed statutory interpretation issues that may impact the size of the putative class and (c) whether or not the plaintiff is entitled to statutory damages. No assurance can be given that these issues will be resolved in the Company’s favor or that the Company will be successful in its defense on the merits or otherwise. If the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
October 28, 2017
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
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of October 28, 2017 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

Chico’s FAS, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
October 28, 2017
(Unaudited)

Note 11. Subsequent Events
On November 14, 2017, the Board of Directors declared a quarterly dividend of $0.0825 per share on our common stock. The dividend will be payable on December 18, 2017 to shareholders of record at the close of business on December 4, 2017. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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
We utilize an integrated, omni-channel approach to managing our business. We want our customers to experience our brands holistically and to view our various retail channels as a single, integrated experience rather than as separate sales channels operating independently. This approach allows our customers to browse, purchase, return or exchange our merchandise through whatever sales channel and at whatever time is most convenient. As a result, we track total sales and comparable sales on a combined basis.

Third Quarter of Fiscal 2017 Financial Highlights
• Delivered third quarter EPS of $0.13 despite the unfavorable impact of hurricanes
• Maintained strong cash position and value-focused capital allocation
Income from Operations and Select Charges
The following table depicts, on a pre-tax basis, income from operations and restructuring and strategic charges for the third quarter of fiscal 2017 and 2016:

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016

	(dollars in millions)
Income from operations	$25	$31
Restructuring and strategic charges	—	11
Earnings per diluted share for the third quarter of fiscal 2017 was $0.13 compared to $0.18 in last year's third quarter. Results for the third quarter include the unfavorable impact of hurricanes Harvey, Irma and Maria (collectively, the "Hurricanes") of approximately $5 million after-tax. Results for the third quarter of fiscal 2016 include the impact of restructuring and strategic charges and Boston Proper of $3 million after-tax. The Company's earnings per share reflects the benefit of approximately 4 million shares repurchased since the end of the third quarter last year, partially offset by a decrease in net income.
Hurricane Impact
In the third quarter, the Company was impacted by the Hurricanes, resulting in reduced operating hours or the temporary closure of more than 300 stores as well as a decline in direct to consumer sales. The business interruption of the Hurricanes had a significant impact on the Company’s operations. The impact to income from operations due to lower net sales, impairment charges and other incremental Hurricane related expenses was approximately $10 million. On an after-tax basis, the Hurricane related impact to net income was $5 million.
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
We pursue improving the performance of our brands by building our omni-channel capabilities, which includes managing our store base and growing our online presence, by executing marketing plans, by effectively leveraging sales and expense initiatives and by optimizing the merchandise offerings of each of our three brands. We continue to invest heavily in our omni-channel capabilities in order to allow customers to fully experience our brands through more than one channel. In essence, we view our various sales channels as a single, integrated process rather than as separate sales channels operating independently. To that end, we often refer to our brands' respective websites as "our largest store" within the brand.
Under this integrated, omni-channel approach, we encourage our customers to take advantage of each of our sales channels in whatever way best fits their needs. Customers may shop our products through one channel and consummate the purchase through a different channel. Our domestic customers have the option of returning merchandise to a store or to our distribution center, regardless of the channel used for purchase. We believe this omni-channel approach meets our customers’ expectations, enhances the customer experience, contributes to the overall success of our brands, reflects that our customers do not differentiate between channels and is consistent with how we plan and manage our business. As a result, we maintain a shared inventory platform for our operations, allowing us to fulfill orders for all channels from our distribution center in Winder, Georgia. We also fulfill in-store orders directly from other stores or our distribution center.
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
In 2016, we announced and began implementing cost reduction and operating efficiency initiatives, including realigning marketing and digital commerce, improving supply chain efficiency, reducing non-merchandise expenses and optimizing marketing spend. Actions taken as part of these initiatives are expected to continue to reduce expenses and complexity, standardize processes and improve the Company's ability to respond to changes in customer demand for merchandise.

RESULTS OF OPERATIONS
Thirteen Weeks Ended October 28, 2017 Compared to the Thirteen Weeks Ended October 29, 2016
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended October 28, 2017 and October 29, 2016:

	Thirteen Weeks Ended
	October 28, 2017		October 29, 2016

	(dollars in millions)
Chico's	$285	53.5%	$312	52.3%
WHBM	175	32.9	210	35.2
Soma	72	13.6	74	12.5
Total net sales	$532	100.0%	$597	100.0%
For the third quarter of fiscal 2017, net sales were $532 million compared to $597 million in last year’s third quarter. This decrease of 10.8% primarily reflects a comparable sales decline of 8.2%, driven by lower average dollar sales and a decline in transaction count. The comparable sales calculation excludes the negative impact of stores closed four or more days. Net sales also reflects 36 net store closures, or a 2.4% net decrease in selling square footage, since last year's third quarter.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended October 28, 2017 and October 29, 2016:

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016
Chico's	(5.8)%	(5.6)%
WHBM	(14.1)	(5.5)
Soma	(1.7)	0.4
Total Company	(8.2)%	(4.9)%
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended October 28, 2017 and October 29, 2016:

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016

	(dollars in millions)
Cost of goods sold	$336	$367
Gross margin	197	230
Gross margin percentage	37.0%	38.6%

For the third quarter of fiscal 2017, gross margin was $197 million, or 37.0% of net sales, compared to $230 million, or 38.6% of net sales, in last year’s third quarter. This 160 basis point decrease primarily reflects deleverage of store occupancy costs as a percent of sales and store impairment charges related to the Hurricanes, partially offset by an improvement in merchandise margin.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes direct operating expenses, marketing expenses and National Store Support Center expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended October 28, 2017 and October 29, 2016:

	Thirteen Weeks Ended
	October 28, 2017	October 29, 2016

	(dollars in millions)
Selling, general and administrative expenses	$171	$188
Percentage of total net sales	32.3%	31.6%

For the third quarter of fiscal 2017, SG&A was $171 million, or 32.3% of net sales, compared to $188 million, or 31.6% of net sales, in last year's third quarter. This decrease of $17 million, or 9.0%, primarily reflects the impact of a reduction in employee-related costs and marketing spend.
Restructuring and Strategic Charges
In the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives. During the third quarter of fiscal 2016, we recorded pre-tax restructuring and strategic charges of $11 million, primarily consisting of outside services related to cost reduction and operating efficiency initiatives. The fiscal 2016 after-tax impact of the restructuring and strategic charges totaled $7 million, or $0.05 per diluted share. Effective in the third quarter of fiscal 2016, we substantially completed charges related to our previously announced restructuring program. We have closed 132 stores in connection with this restructuring program through the third quarter of fiscal 2017, including 20 Boston Proper stores.
Provision for Income Taxes
For the third quarter of fiscal 2017, the effective tax rate was 32.9% compared to 22.9% for last year's third quarter. The current quarter effective tax rate of 32.9% includes a 430 basis point tax benefit related to income tax credits. The favorability in the effective tax rate for the third quarter of 2016 primarily reflects an additional tax benefit related to the disposition of Boston Proper's stock and the recognition of income tax credits.
Net Income and Earnings Per Diluted Share
We reported net income for the third quarter of fiscal 2017 of $17 million, or $0.13 per diluted share, compared to net income of $24 million, or $0.18 per diluted share in last year’s third quarter. Results for the third quarter of fiscal 2017 include the unfavorable impact of the Hurricanes of approximately $5 million after-tax. Results for the third quarter of 2016 include the unfavorable impact of restructuring and strategic charges and Boston Proper of $3 million after-tax.

Thirty-Nine Weeks Ended October 28, 2017 Compared to the Thirty-Nine Weeks Ended October 29, 2016
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 28, 2017 and October 29, 2016:

	Thirty-Nine Weeks Ended
	October 28, 2017		October 29, 2016

	(dollars in millions)
Chico's	$897	53.0%	$995	53.0%
WHBM	553	32.6	633	33.8
Soma	245	14.4	247	13.2
Total net sales	$1,695	100.0%	$1,876	100.0%

Net sales for the year-to-date period ended October 28, 2017 decreased to $1,695 million from $1,876 million in last year’s year-to-date period. This decrease of 9.7% primarily reflects a decline in comparable sales of 8.4% driven by lower average dollar sales and a decline in transaction count. The comparable sales calculation excludes the negative impact of stores closed four or more days. Net sales also reflects 36 net store closures, or a 2.4% net decrease in selling square footage, since last year's third quarter.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirty-nine weeks ended October 28, 2017 and October 29, 2016:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016
Chico's	(8.3)%	(5.4)%
WHBM	(11.5)	(3.5)
Soma	(1.1)	0.6
Total Company	(8.4)%	(4.0)%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirty-nine weeks ended October 28, 2017 and October 29, 2016:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016

	(dollars in millions)
Cost of goods sold	$1,051	$1,142
Gross margin	643	733
Gross margin percentage	38.0%	39.1%
Gross margin for the year-to-date period ended October 28, 2017 was $643 million, or 38.0%, compared to $733 million, or 39.1%, in last year’s year-to-date period. This 110 basis point decrease primarily reflects sales deleverage of store occupancy expenses as a percent of sales and store impairment charges related to the Hurricanes, partially offset by savings related to cost reduction initiatives.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 28, 2017 and October 29, 2016:

	Thirty-Nine Weeks Ended
	October 28, 2017	October 29, 2016

	(dollars in millions)
Selling, general and administrative expenses	$528	$583
Percentage of total net sales	31.2%	31.1%
For the year-to-date period ended October 28, 2017, SG&A was $528 million compared to $583 million in last year’s year-to-date period. This decrease of $56 million, or 9.5%, primarily reflects a reduction in employee-related costs and marketing spend.
Restructuring and Strategic Charges
In the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives. Restructuring and strategic charges for the year-to-date period of fiscal 2016 were $31 million pre-tax, primarily consisting of outside services, severance and proxy solicitation costs. The fiscal 2016 after-tax impact of the restructuring and strategic charges totaled $19 million, or $0.15 per diluted share. Effective in the third quarter of fiscal 2016, we substantially completed charges related to our previously announced restructuring program. We have closed 132 stores in connection with this restructuring program through the third quarter of fiscal 2017, including 20 Boston Proper stores.

Provision for Income Taxes
For the thirty-nine weeks ended October 28, 2017 and October 29, 2016, the effective tax rate was 36.1% and 34.0%, respectively. The income tax provision was $41 million for the thirty-nine weeks ended October 28, 2017 compared to $40 million in the same period last year. The current year-to-date effective tax rate of 36.1% includes an 140 basis point tax benefit related to income tax credits and favorable tax settlements. The favorability in the effective tax rate for the thirty-nine weeks ended October 29, 2016 primarily reflects an additional tax benefit related to the disposition of Boston Proper's stock and the realization of income tax credits.
Net Income and Earnings Per Diluted Share
Net income for the year-to-date period ended October 28, 2017 was $73 million, or $0.57 per diluted share, compared to net income of $78 million, or $0.58 per diluted share, in last year's year-to-date period. Results for the year-to-date period ended October 28, 2017 include the unfavorable impact of the Hurricanes of approximately $5 million after-tax. Results for the year-to-date period ended October 29, 2016 include the unfavorable impact of restructuring and strategic charges and Boston Proper of $15 million after-tax.
Inventories
At the end of the third quarter of 2017, inventories totaled $265 million compared to $261 million at the end of the third quarter last year. Inventories at the end of the third quarter include a $15 million increase compared to the prior year date due to a change in shipping terms with a supplier.

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
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2017 was $95 million, a decrease of approximately $50 million from last year's year-to-date period. This decrease primarily results from the settlement of prior year accruals for outside services and severance, the timing of tax payments and the impact of a decrease in the incentive compensation accrual, partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2017 was $37 million compared to $36 million in last year's year-to-date period, primarily reflecting a $10 million increase in marketable securities related to the investment of cash from operations. This increase was partially offset by a $9 million decline in net purchases of property and equipment consistent with our overall business strategy.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2017 was $74 million compared to $118 million in last year's year-to-date period. The decrease in net cash used in financing activities primarily reflects a $51 million decline in share repurchases, partially offset by higher payments on borrowings under our Credit Agreement.
Store and Franchise Activity
During the fiscal 2017 year-to-date period, we had 27 net store closures, consisting of net closures of 10 Chico's stores, 13 WHBM stores and 4 Soma stores. Currently, we expect an additional 20 net store closures in fiscal 2017, reflecting approximately 9 net closures of Chico's stores, 9 net closures of WHBM stores, and 2 net closures of Soma stores. We continuously evaluate the appropriate store positioning in light of economic conditions and may adjust our strategy as conditions require or as opportunities arise. As of October 28, 2017, we also sold merchandise through 64 Chico's and 30 Soma international franchise locations.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, the effectiveness of our 2016 restructuring and organizational redesign for improved business performance and the future success of our store concepts and our business initiatives. These statements may address items such as future sales and sales initiatives, gross margin expectations, SG&A expectations (particularly estimated expected savings), operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, inventory levels, planned marketing expenditures, planned capital expenditures and future cash needs.
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “will,” “should,” “expects,” “believes,” “anticipates,” “plans,” “estimates,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 7, 2017 and the following:

The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to effectively manage and maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; the ability to efficiently, timely and successfully manage our business in the face of significant economic, labor, political or other shifts in the countries from which our merchandise is supplied; the changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully execute our business strategies, including our previously announced restructuring program and expense and sales initiatives, and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful integration of our new management team; the ability to respond effectively to actions of activist shareholders and others; the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; and the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; potential risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including the impact of changes in tariffs, taxes (such as the passage of a "border adjustment" or similar tax) or other import regulations; changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors; and the impact of our recent shift to a predominantly free on board (FOB) shipping structure.
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
The market risk of our financial instruments as of October 28, 2017 has not significantly changed since January 28, 2017. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
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
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal securities, corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of October 28, 2017, consisted of $35.7 million of securities with maturity dates within one year or less and $24.7 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of October 28, 2017, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
In July 2015, White House Black Market, Inc. (WHBM) was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers' point-of-sale receipts. Plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys’ fees, costs and punitive damages. The Company denies the material allegations of the complaint and believes the case is without merit. The Court denied the Company’s motion to dismiss on July 13, 2016, and the parties have engaged in extensive discovery since then. On October 25, 2017, the magistrate in the matter recommended that the class be certified. On November 8, 2017, WHBM filed objections to such recommendation. The Company will continue to vigorously defend the matter, including a planned motion for summary judgment to dismiss all claims. At this time, the Company is unable to reasonably estimate the potential loss or range of loss, if any, related to the lawsuit because there are a number of unknown facts and unresolved legal issues that may impact the amount of any potential liability, including, without limitation, (a) whether the action will ultimately be permitted to proceed as a class, (b) if a class is certified, the resolution of certain disputed statutory interpretation issues that may impact the size of the putative class and (c) whether or not the plaintiff is entitled to statutory damages. No assurance can be given that these issues will be resolved in the Company’s favor or that the Company will be successful in its defense on the merits or otherwise. If the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
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
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of October 28, 2017 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 1A.	RISK FACTORS

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2016 Annual Report on Form 10-K filed with the SEC on March 7, 2017, as updated by Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended July 29, 2017 filed with the SEC on August 31, 2017, should be considered as they could materially affect our business, financial condition or future results.
There have not been any significant changes with respect to the risks described in our 2016 Form 10-K as updated by our Form 10-Q for the quarter ended July 29, 2017, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
July 30, 2017 - August 26, 2017	4,162	$9.24	—	$142,941
August 27, 2017 - September 30, 2017	617,886	8.17	611,141	137,945
October 1, 2017 - October 28, 2017	5,213	8.85	—	137,945
Total	627,261	8.18	611,141

(a) Total number of shares purchased includes 16,120 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300.0 million share repurchase plan. There was approximately $137.9 million remaining under the program as of the end of the third quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1	Employment Letter Agreement between the Company and Mary van Praag, dated August 1, 2017

Exhibit 10.2	Restrictive Covenant Agreement between the Company and Mary van Praag, dated August 22, 2017

Exhibit 10.3	Indemnification Agreement with Deborah L. Kerr, dated November 15, 2017

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	November 22, 2017	By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director

Date:	November 22, 2017	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	November 22, 2017	By:	/s/ David M. Oliver
David M. Oliver
Group Vice President Finance, Controller and Chief Accounting Officer