Form 10-Q
period 2018-05-05
CHICOS FAS INC
filed 2018-05-31
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
May 5, 2018	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
At May 14, 2018, the registrant had 129,163,264 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN WEEKS ENDED MAY 5, 2018

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017

	Amount	% of Sales	Amount	% of Sales
Net Sales	$561,815	100.0%	$583,728	100.0%
Cost of goods sold	334,947	59.6	346,315	59.3
Gross Margin	226,868	40.4	237,413	40.7
Selling, general and administrative expenses	186,419	33.2	182,539	31.3
Income from Operations	40,449	7.2	54,874	9.4
Interest expense, net	(245)	0.0	(455)	(0.1)
Income before Income Taxes	40,204	7.2	54,419	9.3
Income tax provision	11,200	2.0	20,800	3.5
Net Income	$29,004	5.2%	$33,619	5.8%
Per Share Data:
Net income per common share-basic	$0.23		$0.26
Net income per common and common equivalent share–diluted	$0.23		$0.26
Weighted average common shares outstanding–basic	125,277		126,050
Weighted average common and common equivalent shares outstanding–diluted	125,316		126,103
Dividends declared per share	$0.1700		$0.1650

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Net Income	$29,004	$33,619
Other comprehensive income:
Unrealized (losses) gains on marketable securities, net of taxes	(31)	21
Foreign currency translation losses	(68)	(24)
Comprehensive Income	$28,905	$33,616

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	May 5, 2018	February 3, 2018	April 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$193,547	$160,071	$119,142
Marketable securities, at fair value	61,196	60,060	50,629
Inventories	253,777	233,726	273,878
Prepaid expenses and other current assets	53,494	60,668	46,900
Total Current Assets	562,014	514,525	490,549
Property and Equipment, net	407,569	421,038	460,845
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	10,707	16,338	18,432
Total Other Assets	146,411	152,042	154,136
	$1,115,994	$1,087,605	$1,105,530
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$138,439	$118,253	$133,278
Current debt	15,000	15,000	15,000
Other current and deferred liabilities	145,893	133,715	149,151
Total Current Liabilities	299,332	266,968	297,429
Noncurrent Liabilities:
Long-term debt	49,868	53,601	64,801
Deferred liabilities	99,330	103,282	115,543
Deferred taxes	6,560	7,372	14,613
Total Noncurrent Liabilities	155,758	164,255	194,957
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 158,330 and 156,585 and 156,601 shares issued respectively; and 129,216 and 127,471 and 129,488 shares outstanding, respectively	1,292	1,275	1,295
Additional paid-in capital	471,458	468,806	453,999
Treasury stock, at cost, 29,114 and 29,114 and 27,113 shares, respectively	(413,465)	(413,465)	(395,585)
Retained earnings	601,801	599,810	553,466
Accumulated other comprehensive loss	(182)	(44)	(31)
Total Shareholders’ Equity	660,904	656,382	613,144
	$1,115,994	$1,087,605	$1,105,530

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Cash Flows from Operating Activities:
Net income	$29,004	$33,619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,445	25,145
Loss on disposal and impairment of property and equipment	1,031	513
Deferred income taxes	(838)	4,905
Share-based compensation expense	5,055	5,794
Deferred rent and lease credits	(5,594)	(4,358)
Changes in assets and liabilities:
Inventories	(20,875)	(41,516)
Prepaid expenses and other current assets	12,270	5,955
Accounts payable	9,253	6,358
Accrued and other liabilities	10,143	(19,724)
Net cash provided by operating activities	61,894	16,691
Cash Flows from Investing Activities:
Purchases of marketable securities	(9,123)	(8,491)
Proceeds from sale of marketable securities	7,965	8,259
Purchases of property and equipment, net	(9,991)	(9,531)
Net cash used in investing activities	(11,149)	(9,763)
Cash Flows from Financing Activities:
Payments on borrowings	(3,750)	(5,000)
Proceeds from issuance of common stock	605	1,062
Dividends paid	(11,065)	(10,862)
Repurchase of common stock	—	(9,498)
Payments of tax withholdings related to share-based awards	(2,991)	(5,599)
Net cash used in financing activities	(17,201)	(29,897)
Effects of exchange rate changes on cash and cash equivalents	(68)	(24)
Net increase (decrease) in cash and cash equivalents	33,476	(22,993)
Cash and Cash Equivalents, Beginning of period	160,071	142,135
Cash and Cash Equivalents, End of period	$193,547	$119,142

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$710	$593
Cash (received) paid for income taxes, net	$(174)	$337

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 3, 2018, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2018.
As used in this report, all references to “we,” “us,” “our” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 5, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Adoption of New Accounting Pronouncements
In the first quarter of fiscal 2018, we early adopted the guidance of Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income, which provides entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“OCI”) that have been stranded in accumulated OCI as a result of the Tax Cuts and Jobs Act (the “Tax Act”). The provisions of ASU 2018-02 were adopted on a prospective basis with a cumulative adjustment to opening retained earnings, and prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. In the first quarter of fiscal 2018, the Company recorded an immaterial cumulative effect adjustment as an increase to opening retained earnings upon adoption of ASU 2018-02 as detailed in the table below.
In the first quarter of fiscal 2018, we adopted the guidance of ASU No. 2016-16, Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which requires companies to recognize the income tax effects of intercompany sales or transfers of other assets in the income statement as income tax expense (benefit) in the period the sale or transfer occurs. Additionally, companies are required to evaluate whether the tax effects of the intercompany sales or transfers of non-inventory assets should be included in their estimates of annual effective tax rates by using today's interim guidance on income tax accounting. The provisions of ASU 2016-16 were adopted on a modified retrospective basis with a cumulative adjustment to opening retained earnings, and prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. In the first quarter of fiscal 2018, the Company recorded a cumulative effect adjustment of $5.7 million as a decrease to opening retained earnings upon adoption of ASU 2016-16. Any further tax impacts on sales or transfers of intercompany assets other than inventory will be recognized as incurred.
In the first quarter of fiscal 2018, we adopted the guidance of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, under which entities are no longer able to recognize unrealized holding gains and losses on equity securities they classify as available-for-sale in other comprehensive income but instead must recognize the change in fair value in net income. The updated guidance further eliminated equity security classification categories (i.e., trading and available-for-sale). The new standard does not change the guidance for classifying and measuring investments in debt securities. The provisions of ASU 2016-01 were adopted on a prospective basis and did not have an impact on the Company’s consolidated financial statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

In the first quarter of fiscal 2018, we adopted the guidance of ASU No. 2014-09, Revenue from Contracts with Customers. The updated guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Through our evaluation of the impact of this ASU 2014-09, we identified certain changes that were made to our accounting policies, practices, systems and controls which include: 1) revenue related to our online sales will be recognized at the shipping point rather than upon delivery to customer; 2) timing of our recognition of advertising expenses, whereby certain expenses that previously were amortized over their expected period of future benefit will be expensed the first time the advertisement appears; 3) presentation of estimated merchandise returns as both an asset, equal to the inventory value net of processing costs, and a corresponding return liability, compared to the previous practice of recording an estimated net return liability; and 4) the recognition of any future franchise development fees will be recognized over the license period. Upon adoption, the Company's accounting policies and treatment over revenue recognition are consistent with the provisions of ASU 2014-09 and represent a faithful depiction of the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
The provisions of ASU 2014-09 were adopted on a modified retrospective basis with a cumulative adjustment to opening retained earnings, and prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. In the first quarter of fiscal 2018, the Company recorded a cumulative effect adjustment of $0.7 million as an increase to opening retained earnings upon adoption of ASU 2014-09.
Adjustments to Presentation Upon Adoption of New Accounting Pronouncements
The following table presents the effects of the aforementioned adopted accounting standards on our February 3, 2018 condensed consolidated balance sheet:

	February 3, 2018 (As Reported)	ASU 2018-02	ASU 2016-16	ASU 2016-01	ASU 2014-09	February 3, 2018 (As Adjusted)
ASSETS
Inventories	$233,726	$—	$—	$—	$(824)	$232,902
Prepaid expenses and other current assets	60,668	—	(500)	—	5,389	65,557
Other assets, net	16,338	—	(5,206)	—	—	11,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current and deferred liabilities	$133,715	$—	$—	$—	$3,677	$137,392
Deferred taxes	7,372	—	—	—	236	7,608
Retained earnings	599,810	39	(5,706)	—	652	594,795
Accumulated other comprehensive loss	(44)	(39)	—	—	—	(83)
Had the Company not adopted the provisions of ASU 2014-09, the effects of adoption of this standard on our unaudited condensed consolidated statement of income for the thirteen weeks ended May 5, 2018 and unaudited condensed consolidated balance sheet as of May 5, 2018 were as follows:

	May 5, 2018
	As Reported	Effects of Standard	Balances Without Adoption of ASU 2014-09
Sales	$561,815	$(6,662)	$555,153
Cost of Goods Sold	334,947	(2,865)	332,082
Selling, general and administrative expenses	186,419	(2,196)	184,223

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

	May 5, 2018
	As Reported	Effects of Standard	Balances Without Adoption of ASU 2014-09
ASSETS
Inventory	$253,777	$2,453	$256,230
Prepaid expenses and other current assets	53,494	(2,304)	51,190
LIABILITIES AND SHAREHOLDER'S EQUITY
Other current and deferred liabilities	$145,893	$1,750	$147,643

2. NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification (“ASC”) 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and will be applied on a modified retrospective basis upon adoption. The standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize straight-line total rent expense. Upon adoption of the standard in fiscal 2019, we expect to record material right–of–use assets and lease liabilities on the balance sheets approximating the present value of future lease payments.
3. REVENUE RECOGNITION
Disaggregated Revenue
The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale income, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017
Chico's	$300,936	53.6%	$310,127	53.1%
WHBM	182,648	32.5	193,332	33.1
Soma	78,231	13.9	80,269	13.8
Total Net Sales	$561,815	100.0%	$583,728	100.0%
Accounting Policies
The Company recognizes revenue pursuant ASC 606 as established by ASU 2014-09 (“ASC 606”). Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and Company issued coupons, promotional discounts and employee discounts. Sales from our websites and catalogs are recognized at the time of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying unaudited condensed consolidated statements of income. Amounts paid by customers to cover shipping and handling costs are immaterial. Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from revenue. Licensing and wholesale income, which is not a significant component of total revenue, is recognized based upon delivery of products, except when the customer has a contractual right of return.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

We sell gift cards in stores, on our e-commerce website and through third parties. Our gift cards do not have expiration dates. We account for gift cards by recognizing a liability at the time the gift card is sold. The liability is relieved and revenue is recognized, net of third party sales commissions, for gift cards upon redemption. In addition, we recognize revenue for the amount of gift cards expected to go unredeemed (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We determine the gift card breakage rate based on our historical redemption patterns. We recognize revenue on the remaining unredeemed gift cards based on determining that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions.
Soma offers a points-based loyalty program in which customers earn points based on purchases. Attaining specified loyalty point levels results in the issuance of reward coupons to discount future purchases. As program members accumulate points, we accrue the estimated future liability, adjusted for expected redemption rates and expirations. The liability is relieved and revenue is recognized for loyalty point reward coupons upon redemption. In addition, we recognize revenue on unredeemed points when it can be determined that the likelihood of the point being redeemed is remote and there is no legal obligation to remit the point value. We determine the loyalty point breakage rate based on historical and redemption patterns.
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
The Company's accounting policies and treatment over revenue recognition are consistent with the provisions of ASC 606 and represent a faithful depiction of the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Contract Liability
Contract liabilities on the unaudited condensed consolidated balance sheet were comprised of obligations associated with our gift card and customer loyalty programs. As of May 5, 2018 and February 3, 2018, contract liabilities primarily consisted of gift cards of $35.4 million and $43.6 million, respectively. For the thirteen weeks ended May 5, 2018, the Company recognized $15.0 million of revenue that was previously included in the gift card contract liability as of February 3, 2018. The contract liability for our loyalty program was not material as of May 5, 2018 and February 3, 2018.
Performance Obligation
For the thirteen weeks ended May 5, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

4. SHARE-BASED COMPENSATION
For the thirteen weeks ended May 5, 2018 and April 29, 2017, share-based compensation expense was $5.1 million and $5.8 million, respectively. As of May 5, 2018, approximately 7.0 million shares remain available for future grants of equity awards under our Amended and Restated 2012 Omnibus Stock and Incentive Plan, which was amended and restated effective June 22, 2017.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant.
Restricted stock award activity for the thirteen weeks ended May 5, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,328,259	$13.08
Granted	1,695,950	9.85
Vested	(752,782)	14.16
Forfeited	(51,576)	13.15
Unvested, end of period	3,219,851	11.13
Performance-based Stock Units
For the thirteen weeks ended May 5, 2018, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of Company-specific performance goals during the three fiscal years 2018-2020. Any units earned as a result of the achievement of this goal will vest 100% three years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the thirteen weeks ended May 5, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	690,950	$13.65
Granted	725,300	9.87
Vested	(186,782)	13.08
Forfeited	(14,466)	14.13
Unvested, end of period	1,215,002	11.41

Stock Option Awards
For the thirteen weeks ended May 5, 2018 and April 29, 2017, we did not grant any stock options.
Stock option activity for the thirteen weeks ended May 5, 2018 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	368,745	$12.36
Granted	—	—
Exercised	(5,050)	7.40
Forfeited or expired	(85,000)	13.72
Outstanding and exercisable at May 5, 2018	278,695	12.03

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

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
For the thirteen weeks ended May 5, 2018, the Company's 27.9% effective tax rate for income taxes differed from the Company’s federal income tax statutory rate of 21% primarily because of the effects of state and local taxes. The Company's provisions for income taxes for the thirteen weeks ended May 5, 2018 and April 29, 2017 included the recognition of approximately $1.1 million and $0.3 million, respectively, of net tax deficiencies associated with share-based payment accounting. These items as well as the enactment of the Tax Act resulted in an effective tax rate for the thirteen weeks ended May 5, 2018 of 27.9% compared to 38.2% for the thirteen weeks ended April 29, 2017.
In accordance with Staff Accounting Bulletin No. 118, the Company is performing an ongoing analysis of information necessary to estimate the accounting for the impacts of the Tax Act. We will continue to analyze additional information and guidance related to the Tax Act as supplemental legislation, regulatory guidance, or evolving technical interpretations become available. Consequently, reasonable estimates of the impact of the Tax Act on the Company’s deferred tax balances and executive compensation deductions have been reported as provisional, as defined in Staff Accounting Bulletin No. 118. We expect to complete our analysis no later than the fourth quarter of fiscal 2018.

6. EARNINGS PER SHARE
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of earnings per common share pursuant to the “two-class” method. For the Company, participating securities are comprised entirely of unvested restricted stock awards and PSUs that have met their relevant performance criteria.
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
The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017
Numerator
Net income	$29,004	$33,619
Net income and dividends declared allocated to participating securities	(714)	(741)
Net income available to common shareholders	$28,290	$32,878
Denominator
Weighted average common shares outstanding – basic	125,277	126,050
Dilutive effect of non-participating securities	39	53
Weighted average common and common equivalent shares outstanding – diluted	125,316	126,103
Net Income Per Share:
Basic	$0.23	$0.26
Diluted	$0.23	$0.26
For the thirteen weeks ended May 5, 2018 and April 29, 2017, 0.6 million and 0.4 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

7. FAIR VALUE MEASUREMENTS
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of May 5, 2018 generally consist of corporate bonds, U.S. government agencies, municipal securities, and commercial paper with $35.7 million of securities with maturity dates within one year or less and $25.5 million with maturity dates over one year and less than two years.
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

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

During the quarter ended May 5, 2018, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 5, 2018, February 3, 2018 and April 29, 2017, we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of May 5, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$311	$311	$—	$—
Marketable securities:
Municipal securities	3,462	—	3,462	—
U.S. government agencies	12,755	—	12,755	—
Corporate bonds	42,992	—	42,992	—
Commercial paper	1,987	—	1,987	—
Noncurrent Assets
Deferred compensation plan	7,044	7,044	—	—
Total	$68,551	$7,355	$61,196	$—
Financial Liabilities:
Long-term debt[1]	$64,868	$—	$65,309	$—

	Balance as of February 3, 2018
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$1,250	$1,250	$—	$—
Marketable securities:
Municipal securities	6,557	—	6,557	—
U.S. government agencies	12,744	—	12,744	—
Corporate bonds	37,030	—	37,030	—
Commercial paper	3,729	—	3,729	—
Noncurrent Assets
Deferred compensation plan	7,315	7,315	—	—
Total	$68,625	$8,565	$60,060	$—
Financial Liabilities:
Long-term debt1	$68,601	$—	$69,036	$—

	Balance as of April 29, 2017
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$375	$375	$—	$—
Marketable securities:
Municipal securities	6,774	—	6,774	—
U.S. government agencies	20,024	—	20,024	—
Corporate bonds	17,336	—	17,336	—
Commercial paper	6,495	—	6,495	—
Noncurrent Assets
Deferred compensation plan	7,733	7,733	—	—
Total	$58,737	$8,108	$50,629	$—
Financial Liabilities:
Long-term debt[1]	$79,801	$—	$80,120	$—
1 The carrying value of long-term debt includes the current and long-term portions and the remaining unamortized debt issuance costs.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

8. DEBT
In fiscal 2015, we entered into a credit agreement (the “Agreement”) providing for a term loan of $100.0 million and a revolving credit facility of $100.0 million. The term loan and revolving credit facility mature on May 4, 2020 and accrue interest by reference, at our election, at either an adjusted eurodollar rate tied to LIBOR or an Alternate Base Rate plus an interest rate margin, as defined in the Agreement. The Agreement contains customary representations, warranties and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at May 5, 2018. As of May 5, 2018, we had total available borrowing capacity of $100.0 million under our revolving credit facility.
The following table provides additional detail on our outstanding debt:

	May 5, 2018	February 3, 2018	April 29, 2017
Credit Agreement, net	$64,868	$68,601	$79,801
Less: current portion	(15,000)	(15,000)	(15,000)
Total Long-Term Debt	$49,868	$53,601	$64,801

9. COMMITMENTS AND CONTINGENCIES
In July 2015, White House Black Market, Inc. (WHBM) was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers' point-of-sale receipts. The plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys’ fees, costs and punitive damages. The Company denies the material allegations of the complaint and believes the case is without merit. On February 12, 2018, the District Court issued an order certifying the class. On February 26, 2018, the Company filed a petition with the District Court for permission to appeal its decision to the Eleventh Circuit Court of Appeals. Thereafter, WHBM filed a petition with the Eleventh Circuit Court of Appeals seeking immediate review of the class certification order, which was denied on April 11, 2018. Discovery closed on February 28, 2018.  Thereafter, WHBM filed with the District Court two motions for summary judgment: one arguing that the plaintiff lacks standing (filed on March 12, 2018) and one arguing that WHBM’s alleged violation of federal law was not willful (filed on March 30, 2018).
On April 9, 2018, the District Court, sua sponte, issued an order granting WHBM’s earlier 2016 request to appeal, to the Eleventh Circuit Court of Appeals, the District Court’s ruling that the plaintiff has standing to maintain the lawsuit. On April 19, 2018, WHBM filed a petition for review in the Eleventh Circuit Court of Appeals. In the meantime, the District Court stayed all further proceedings in the case pending the outcome of the appeal in the Eleventh Circuit Court of Appeals.
The Company will continue to vigorously defend the matter. At this time, the Company is unable to reasonably estimate the potential loss or range of loss, if any, related to the lawsuit because there are a number of unknown facts and unresolved legal issues that may impact the amount of any potential liability, including, without limitation, (a) whether the action will ultimately be permitted to proceed, (b) if the action proceeds as a class, the resolution of certain disputed statutory interpretation issues that may impact the size of the putative class and (c) whether or not the plaintiff is entitled to statutory damages. No assurance can be given that these issues will be resolved in the Company’s favor or that the Company will be successful in its defense on the merits or otherwise. If the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of May 5, 2018 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and notes thereto and our 2017 Annual Report on Form 10-K.

Executive Overview

We are a leading omni-channel specialty retailer of women’s private branded, sophisticated, casual-to-dressy apparel, intimates and complementary accessories, operating under the Chico’s, White House Black Market (“WHBM”) and Soma brand names in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. Our distinct lifestyle brands serve the needs of fashion-savvy women 35 years and older. We earn revenues and generate cash through the sale of merchandise in our domestic and international retail stores, our various e-commerce websites and our call center, which takes orders for all of our brands, through an unaffiliated franchise partner in Mexico and through third party channels.

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

First Quarter of Fiscal 2018 Financial Highlights
• Reported first quarter EPS of $0.23 per diluted share
• Announced new sales-driving initiatives
• Continued strong cash flow generation

Business Highlights
The Company continues to make progress on its strategic initiative to build new channels of growth and increase brand awareness. During the first quarter of 2018:

•	The Company announced its collaboration with Amazon.com, Inc. to offer a select assortment of Chico’s brand merchandise on Amazon.com.

•	Soma, the Company's Intimate Apparel brand, debuted on the multi-platform retailer QVC on May 5th during the “AM Style” broadcast. The brand’s popular Vanishing collection sold out in minutes.

•
The Company launched its partnership with ShopRunner, the free two-day shipping and seamless payment e-commerce network, at the end of March. All three of the Company’s brands, Chico’s, White House Black Market and Soma are available to ShopRunner’s several million active members.

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
We pursue improving the performance of our brands by building our omni-channel capabilities, which includes managing our store base and growing our online presence, by executing marketing plans, by effectively leveraging expenses, by considering additional sales channels and markets, and by optimizing the merchandise offerings of each of our brands. We continue to invest heavily in our omni-channel capabilities to allow customers to fully experience our brands in the manner they choose.

We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate sales channels operating independently. To that end, we often refer to our brands’ respective websites as the brand’s “largest store”. Customers may shop in one place and consummate the purchase somewhere else. Our domestic customers can return merchandise to a store or to our distribution center, regardless of where they purchased it. As a result, we maintain a shared inventory platform for our operations, allowing us to fulfill orders for all channels from our distribution center (“DC”) in Winder, Georgia. We also fulfill in-store orders directly from other stores.
We seek to acquire and retain customers by leveraging existing customer-specific data and through targeted marketing, including digital marketing, social media, television, catalogs and mailers. We seek to optimize the potential of our brands with improved product offerings, potential new merchandise opportunities, and brand extensions that enhance the current offerings, as well as through our continued emphasis on our “Most Amazing Personal Service” standard. We also will continue to consider potential alternative sales channels for our brands, including international franchising and licensing, wholesale opportunities and others.
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

RESULTS OF OPERATIONS
Thirteen Weeks Ended May 5, 2018 Compared to the Thirteen Weeks Ended April 29, 2017
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended May 5, 2018 and April 29, 2017:

	Thirteen Weeks Ended
	May 5, 2018		April 29, 2017

	(dollars in millions)
Chico's	$301	53.6%	$310	53.1%
WHBM	183	32.5	193	33.1
Soma	78	13.9	80	13.8
Total Net Sales	$562	100.0%	$584	100.0%

For the first quarter of fiscal 2018, net sales were $562 million compared to $584 million in last year’s first quarter. This decrease of 3.8% primarily reflects a comparable sales decline of 5.9% and the impact of 41 net store closures since last year's first quarter, partially offset by the favorable impact of the calendar shift due to the fifty-third week in fiscal 2017. The comparable sales decline was primarily driven by lower transaction count.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended May 5, 2018 and April 29, 2017:

	Thirteen Weeks Ended
	May 5, 2018 (1)	April 29, 2017
Chico's	(5.5)%	(10.0)%
WHBM	(6.6)%	(9.7)%
Soma	(5.8)%	0.2%
Total Company	(5.9)%	(8.7)%
(1) Comparable sales for the first quarter have been adjusted to eliminate the impact of the calendar shift due to the fifty-third week in fiscal 2017. Fiscal 2018 comparable sales represents sales for the thirteen weeks ended May 5, 2018 compared to sales for the thirteen weeks ended May 4, 2017.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold (“COGS”) and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended May 5, 2018 and April 29, 2017:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017

	(dollars in millions)
Cost of goods sold	$335	$346
Gross margin	227	237
Gross margin percentage	40.4%	40.7%

For the first quarter of fiscal 2018, gross margin was $227 million, or 40.4% of net sales, compared to $237 million, or 40.7% of net sales, in last year’s first quarter. This 30 basis point decrease primarily reflects the initial implementation costs and launch of a new expedited shipping program, partially offset by a 70 basis point improvement in maintained margin.

Selling, General and Administrative Expenses
The following table depicts selling, general and administrative expenses (“SG&A”), which includes direct operating expenses, marketing expenses and National Store Support Center expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended May 5, 2018 and April 29, 2017:

	Thirteen Weeks Ended
	May 5, 2018	April 29, 2017

	(dollars in millions)
Selling, general and administrative expenses	$186	$183
Percentage of total net sales	33.2%	31.3%

For the first quarter of fiscal 2018, SG&A was $186 million, or 33.2% of net sales, compared to $183 million, or 31.3% of net sales, in last year's first quarter. This increase of $4 million, or 2.1%, primarily reflects investments in first quarter marketing and technology.
Provision for Income Taxes
For the first quarter of fiscal 2018, the effective tax rate was 27.9% compared to 38.2% for last year's first quarter. The reduction in our effective tax rate for current year of 10.3% is primarily the result of the Tax Act which reduced the U.S. corporate income tax rate from 35% to 21%. This reduction is partially offset by a 225 basis point increase related to excess tax benefits on the accounting for employee share-based awards.
    Net Income and Earnings Per Diluted Share
We reported net income for the first quarter of fiscal 2018 of $29 million, or $0.23 per diluted share, compared to net income of $34 million, or $0.26 per diluted share in last year’s first quarter.
Cash and Marketable Securities
At the end of the first quarter, cash and marketable securities totaled $254.7 million compared to $169.8 million at the end of the first quarter last year. This $85.0 million increase primarily reflects cash generated from operating activities.
Inventories
At the end of the first quarter of 2018, inventories totaled $254 million compared to $274 million at the end of the first quarter last year. This $20 million decrease, or 7.3%, primarily reflects our ability to align inventory levels with sales.

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
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2018 was $62 million, an increase of approximately $45 million from last year's year-to-date period. This increase primarily reflects payments made in fiscal 2017 for outside services related to our previously disclosed restructuring program, the impact of lower incentive compensation payments in fiscal 2018 compared to fiscal 2017, a reduction in income taxes payable and deferred taxes as a result of the Tax Act, and a decrease in inventories primarily as a result of improved inventory management.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2018 was $11 million compared to $10 million in last year's year-to-date period, primarily reflecting a $1 million increase in marketable securities related to the investment of cash from operations.

Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2018 was $17 million compared to $30 million in last year's year-to-date period. The decrease in net cash used in financing activities primarily reflects a $9 million decline in share repurchases and a $3 million impact associated with tax withholdings upon vesting of share-based payment awards.
Store and Franchise Activity
During the fiscal 2018 year-to-date period, we had 9 store closures consisting of 4 Chico's stores, 1 WHBM store and 4 Soma stores. Currently, we expect an additional 30 to 40 net store closures in fiscal 2018. We continuously evaluate the appropriate store positioning in light of economic conditions and may adjust our strategy as conditions require or as opportunities arise. As of May 5, 2018, we also sold merchandise through 64 Chico's and 30 Soma international franchise locations.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018, are significant to reporting our results of operations and financial position. Other than adoption of recent accounting standards as discussed in Note 2 to the notes of our unaudited condensed consolidated financial statements, there have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and our business initiatives. These statements may address items such as future sales and sales initiatives, customer traffic, gross margin expectations, SG&A expectations, including expected savings, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, the expected impact of the Tax Act, expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “will,” “should,” “expects,” “believes,” “anticipates,” “plans,” “intends,” “estimates,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 13, 2018 and the following:

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
The market risk of our financial instruments as of May 5, 2018 has not significantly changed since February 3, 2018. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
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
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal securities, corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of May 5, 2018, consisted of $35.7 million of securities with maturity dates within one year or less and $25.5 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of May 5, 2018, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
In July 2015, White House Black Market, Inc. (WHBM) was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers' point-of-sale receipts. The plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys’ fees, costs and punitive damages. The Company denies the material allegations of the complaint and believes the case is without merit. On February 12, 2018, the District Court issued an order certifying the class. On February 26, 2018, the Company filed a petition with the District Court for permission to appeal its decision to the Eleventh Circuit Court of Appeals. Thereafter, WHBM filed a petition with the Eleventh Circuit Court of Appeals seeking immediate review of the class certification order, which was denied on April 11, 2018. Discovery closed on February 28, 2018. Thereafter, WHBM filed with the District Court two motions for summary judgment: one arguing that the plaintiff lacks standing (filed on March 12, 2018) and one arguing that WHBM’s alleged violation of federal law was not willful (filed on March 30, 2018).
On April 9, 2018, the District Court, sua sponte, issued an order granting WHBM’s earlier 2016 request to appeal, to the Eleventh Circuit Court of Appeals, the District Court’s ruling that the plaintiff has standing to maintain the lawsuit. On April 19, 2018, WHBM filed a petition for review in the Eleventh Circuit Court of Appeals. In the meantime, the District Court stayed all further proceedings in the case pending the outcome of the appeal in the Eleventh Circuit Court of Appeals.
The Company will continue to vigorously defend the matter. At this time, the Company is unable to reasonably estimate the potential loss or range of loss, if any, related to the lawsuit because there are a number of unknown facts and unresolved legal issues that may impact the amount of any potential liability, including, without limitation, (a) whether the action will ultimately be permitted to proceed, (b) if the action proceeds as a class, the resolution of certain disputed statutory interpretation issues that may impact the size of the putative class and (c) whether or not the plaintiff is entitled to statutory damages. No assurance can be given that these issues will be resolved in the Company’s favor or that the Company will be successful in its defense on the merits or otherwise. If the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of May 5, 2018 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 1A.	RISK FACTORS

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2017 Annual Report on Form 10-K filed with the SEC on March 13, 2018 should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2017 Form 10-K, but these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
February 4, 2018 - March 3, 2018	295,663	$9.84	—	$136,243
March 4, 2018 - April 7, 2018	2,590	8.96	—	136,243
April 8, 2018 - May 5, 2018	6,403	9.15	—	136,243
Total	304,656	9.82	—

(a) Total number of shares purchased consists of 304,656 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300.0 million share repurchase plan. There was approximately $136.2 million remaining under the program as of the end of the first quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. The Company has no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.43
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 1, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on February 16, 2018)

Exhibit 10.44
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 1, 2018) (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K, as filed with the Commission on March 13, 2018)

Exhibit 10.48	First Amendment to Chico’s FAS, Inc. 2005 Deferred Compensation Plan effective April 1, 2018

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	May 31, 2018	By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director

Date:	May 31, 2018	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	May 31, 2018	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer