Form 10-Q
period 2018-08-04
CHICOS FAS INC
filed 2018-08-30
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
August 4, 2018	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
At August 13, 2018, the registrant had 125,697,740 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 4, 2018

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Thirteen Weeks and Twenty-Six Weeks Ended August 4, 2018 (Unaudited) and July 29, 2017 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks and Twenty-Six Weeks Ended August 4, 2018 (Unaudited) and July 29, 2017 (Unaudited)	4

	Condensed Consolidated Balance Sheets – August 4, 2018 (Unaudited), February 3, 2018 (Unaudited), and July 29, 2017 (Unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 4, 2018 (Unaudited) and July 29, 2017 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II – Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	29

Signatures		30

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$544,720	100.0%	$578,581	100.0%	$1,106,535	100.0%	$1,162,309	100.0%
Cost of goods sold	347,853	63.9	369,480	63.9	682,800	61.7	715,795	61.6
Gross Margin	196,867	36.1	209,101	36.1	423,735	38.3	446,514	38.4
Selling, general and administrative expenses	174,089	31.9	173,642	30.0	360,508	32.6	356,181	30.6
Income from Operations	22,778	4.2	35,459	6.1	63,227	5.7	90,333	7.8
Interest expense, net	(310)	(0.1)	(443)	0.0	(555)	0.0	(898)	(0.1)
Income before Income Taxes	22,468	4.1	35,016	6.1	62,672	5.7	89,435	7.7
Income tax provision	5,700	1.0	12,300	2.2	16,900	1.6	33,100	2.9
Net Income	$16,768	3.1%	$22,716	3.9%	$45,772	4.1%	$56,335	4.8%
Per Share Data:
Net income per common share-basic	$0.13		$0.18		$0.36		$0.44
Net income per common and common equivalent share–diluted	$0.13		$0.18		$0.36		$0.44
Weighted average common shares outstanding–basic	124,730		125,643		125,003		125,847
Weighted average common and common equivalent shares outstanding–diluted	124,774		125,677		125,054		125,890
Dividends declared per share	$0.0850		$0.0825		$0.2550		$0.2475

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net Income	$16,768	$22,716	$45,772	$56,335
Other comprehensive income:
Unrealized gains on marketable securities, net of taxes	87	10	56	32
Foreign currency translation (losses) gains	(20)	133	(88)	109
Comprehensive Income	$16,835	$22,859	$45,740	$56,476

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	August 4, 2018	February 3, 2018	July 29, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$177,641	$160,071	$135,324
Marketable securities, at fair value	61,727	60,060	50,878
Inventories	224,233	233,726	235,167
Prepaid expenses and other current assets	57,301	60,668	49,381
Total Current Assets	520,902	514,525	470,750
Property and Equipment, net	393,525	421,038	443,833
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	13,327	16,338	16,745
Total Other Assets	149,031	152,042	152,449
	$1,063,458	$1,087,605	$1,067,032
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$139,604	$118,253	$125,945
Current debt	—	15,000	15,000
Other current and deferred liabilities	119,497	133,715	123,137
Total Current Liabilities	259,101	266,968	264,082
Noncurrent Liabilities:
Long-term debt	61,250	53,601	61,068
Other noncurrent and deferred liabilities	97,454	103,282	112,218
Deferred taxes	4,640	7,372	11,222
Total Noncurrent Liabilities	163,344	164,255	184,508
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 158,368 and 156,585 and 156,635 shares issued respectively; and 125,710 and 127,471 and 128,329 shares outstanding, respectively	1,257	1,275	1,283
Additional paid-in capital	476,480	468,806	458,172
Treasury stock, at cost, 32,658 and 29,114 and 28,306 shares, respectively	(444,252)	(413,465)	(406,776)
Retained earnings	607,643	599,810	565,650
Accumulated other comprehensive (loss) income	(115)	(44)	113
Total Shareholders’ Equity	641,013	656,382	618,442
	$1,063,458	$1,087,605	$1,067,032

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017
Cash Flows from Operating Activities:
Net income	$45,772	$56,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,870	50,012
Loss on disposal and impairment of property and equipment	1,778	1,183
Deferred income taxes	(2,600)	1,653
Share-based compensation expense	10,238	10,232
Deferred rent and lease credits	(10,101)	(9,345)
Changes in assets and liabilities:
Inventories	8,669	(2,804)
Prepaid expenses and other current assets	5,864	5,022
Accounts payable	10,440	(903)
Accrued and other liabilities	(16,329)	(44,076)
Net cash provided by operating activities	99,601	67,309
Cash Flows from Investing Activities:
Purchases of marketable securities	(17,315)	(14,264)
Proceeds from sale of marketable securities	15,718	13,794
Purchases of property and equipment	(19,844)	(18,040)
Net cash used in investing activities	(21,441)	(18,510)
Cash Flows from Financing Activities:
Proceeds from borrowings	61,250	—
Payments on borrowings	(68,750)	(8,750)
Proceeds from issuance of common stock	679	1,095
Dividends paid	(22,012)	(21,467)
Repurchase of common stock	(28,443)	(20,700)
Payments of tax withholdings related to share-based awards	(3,226)	(5,897)
Net cash used in financing activities	(60,502)	(55,719)

Effects of exchange rate changes on cash and cash equivalents	(88)	109
Net increase (decrease) in cash and cash equivalents	17,570	(6,811)
Cash and Cash Equivalents, Beginning of period	160,071	142,135
Cash and Cash Equivalents, End of period	$177,641	$135,324

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,063	$1,203
Cash paid for income taxes, net	$22,327	$39,553

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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended August 4, 2018 are not necessarily indicative of the results that may be expected for the entire year.
Adoption of New Accounting Pronouncements
In the first quarter of fiscal 2018, we early adopted the guidance of Accounting Standards Update (“ASU”) 2018-02, Income Statement - Reporting Comprehensive Income, which provides entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“OCI”) that have been stranded in accumulated OCI as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The provisions of ASU 2018-02 were adopted on a prospective basis with a cumulative adjustment to opening retained earnings, and prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. In the first quarter of fiscal 2018, the Company recorded an immaterial cumulative effect adjustment as an increase to opening retained earnings upon adoption of ASU 2018-02 as detailed in the table below.
In the second quarter of fiscal 2018, we adopted the guidance of ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the carrying value of goodwill. The provisions of ASU 2017-04 were adopted on a prospective basis and did not have an impact on the Company’s unaudited consolidated financial statements.
In the first quarter of fiscal 2018, we adopted the guidance of ASU 2016-16, Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which requires companies to recognize the income tax effects of intercompany sales or transfers of other assets in the income statement as income tax expense (benefit) in the period the sale or transfer occurs. Additionally, companies are required to evaluate whether the tax effects of the intercompany sales or transfers of non-inventory assets should be included in their estimates of annual effective tax rates by using today's interim guidance on income tax accounting. The provisions of ASU 2016-16 were adopted on a modified retrospective basis with a cumulative adjustment to opening retained earnings, and prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. In the first quarter of fiscal 2018, the Company recorded a cumulative effect adjustment of $5.7 million as a decrease to opening retained earnings upon adoption of ASU 2016-16. Any further tax impacts on sales or transfers of intercompany assets other than inventory will be recognized as incurred.
In the first quarter of fiscal 2018, we adopted the guidance of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, under which entities are no longer able to recognize unrealized holding gains and losses on equity securities they classify as available-for-sale in other comprehensive income but instead must recognize the change in fair value in net income. The updated guidance further eliminated equity security classification categories (i.e., trading and available-for-sale). The new standard does not change the guidance for classifying and measuring investments in debt securities. The provisions of ASU 2016-01 were adopted on a prospective basis and did not have an impact on the Company’s unaudited consolidated financial statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

In the first quarter of fiscal 2018, we adopted the guidance of ASU 2014-09, Revenue from Contracts with Customers. The updated guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Through our evaluation of the impact of this ASU 2014-09, we identified certain changes that were made to our accounting policies, practices, systems and controls which include: 1) revenue related to our online sales will be recognized at the shipping point rather than upon delivery to customer; 2) timing of our recognition of advertising expenses, whereby certain expenses that previously were amortized over their expected period of future benefit will be expensed the first time the advertisement appears; 3) presentation of estimated merchandise returns as both an asset, equal to the inventory value net of processing costs, and a corresponding return liability, compared to the previous practice of recording an estimated net return liability; and 4) the recognition of any future franchise development fees will be recognized over the license period. Upon adoption, the Company's accounting policies and treatment over revenue recognition are consistent with the provisions of ASU 2014-09 and represent a faithful depiction of the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
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
Adjustments to Presentation Upon Adoption of New Accounting Pronouncements
The following table presents the effects that the aforementioned adopted accounting standards had on our February 3, 2018 condensed consolidated balance sheet:

	February 3, 2018 (As Reported)	ASU 2018-02	ASU 2016-16	ASU 2014-09	February 3, 2018 (As Adjusted)
ASSETS
Inventories	$233,726	$—	$—	$(824)	$232,902
Prepaid expenses and other current assets	60,668	—	(500)	5,389	65,557
Other assets, net	16,338	—	(5,206)	—	11,132
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current and deferred liabilities	$133,715	$—	$—	$3,677	$137,392
Deferred taxes	7,372	—	—	236	7,608
Retained earnings	599,810	39	(5,706)	652	594,795
Accumulated other comprehensive loss	(44)	(39)	—	—	(83)

Had the Company not adopted the provisions of ASU 2014-09, the effects of adoption of this standard on our unaudited condensed consolidated statement of income for the thirteen and twenty-six weeks ended August 4, 2018 and unaudited condensed consolidated balance sheet as of August 4, 2018 were as follows:

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	August 4, 2018			August 4, 2018
	As Reported	Effects of Standard	Balances Without Adoption of ASU 2014-09	As Reported	Effects of Standard	Balances Without Adoption of ASU 2014-09
Sales	$544,720	$2,584	$547,304	$1,106,535	$(4,078)	$1,102,457
Cost of Goods Sold	347,853	694	348,547	682,800	(2,171)	680,629
Selling, general and administrative expenses	174,089	1,426	175,515	360,508	(637)	359,871

	August 4, 2018
	As Reported	Effects of Standard	Balances Without Adoption of ASU 2014-09
ASSETS
Inventory	$224,233	$1,662	$225,895
Prepaid expenses and other current assets	57,301	(4,263)	53,038
LIABILITIES AND SHAREHOLDERS' EQUITY
Other current and deferred liabilities	$119,497	$(1,331)	$118,166

2. NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification (“ASC”) 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and will be applied on a modified retrospective basis upon adoption. The standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize straight-line total rent expense. Upon adoption of the standard in fiscal 2019, we expect to record material right–of–use assets and lease liabilities on the balance sheets approximating the present value of future lease payments.
3. REVENUE RECOGNITION
Disaggregated Revenue
The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale income, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
Chico's	$286,808	52.7%	$302,217	52.2%	$587,744	53.1%	$612,344	52.7%
WHBM	168,938	31.0	184,396	31.9	351,586	31.8	377,728	32.5
Soma	88,974	16.3	91,968	15.9	167,205	15.1	172,237	14.8
Total Net Sales	$544,720	100.0%	$578,581	100.0%	$1,106,535	100.0%	$1,162,309	100.0%

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
Contract Liability
Contract liabilities on the unaudited condensed consolidated balance sheet were comprised of obligations associated with our gift card and customer loyalty programs. As of August 4, 2018 and February 3, 2018, contract liabilities primarily consisted of gift cards of $31.2 million and $43.6 million, respectively. For the thirteen weeks and twenty-six weeks ended August 4, 2018, the Company recognized $6.9 million and $21.9 million, respectively, of revenue that was previously included in the gift card contract liability as of February 3, 2018. The contract liability for our loyalty program was not material as of August 4, 2018 and February 3, 2018.
Performance Obligation
For the thirteen weeks and twenty-six weeks ended August 4, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

4. SHARE-BASED COMPENSATION
For the twenty-six weeks ended August 4, 2018 and July 29, 2017, share-based compensation expense was $10.2 million and $10.2 million, respectively. As of August 4, 2018, approximately 7.0 million shares remain available for future grants of equity awards under our Amended and Restated 2012 Omnibus Stock and Incentive Plan, which was amended and restated effective June 22, 2017.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant.
Restricted stock award activity for the twenty-six weeks ended August 4, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,328,259	$13.08
Granted	1,889,950	9.73
Vested	(951,795)	13.24
Forfeited	(171,282)	11.95
Unvested, end of period	3,095,132	11.05

Performance-based Stock Units
For the twenty-six weeks ended August 4, 2018, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of Company-specific performance goals during the three fiscal years 2018-2020. Any units earned as a result of the achievement of this goal will vest 100% three years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the twenty-six weeks ended August 4, 2018 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	690,950	$13.65
Granted	725,300	9.87
Vested	(186,782)	13.08
Forfeited	(70,696)	13.28
Unvested, end of period	1,158,772	11.40

Stock Option Awards
For the twenty-six weeks ended August 4, 2018 and July 29, 2017, we did not grant any stock options.
Stock option activity for the twenty-six weeks ended August 4, 2018 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	368,745	$12.36
Granted	—	—
Exercised	(14,550)	5.22
Forfeited or expired	(109,300)	13.40
Outstanding and exercisable at August 4, 2018	244,895	12.31

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
For the thirteen weeks ended August 4, 2018, the Company's 25.4% effective tax rate for income taxes differed from the Company’s federal income tax statutory rate of 21% primarily because of the effects of state and local taxes. The Company's provisions for income taxes for the thirteen weeks ended August 4, 2018 and July 29, 2017 included favorable audit settlements of approximately $0.2 million and $1.1 million, respectively. These items as well as the enactment of the Tax Act resulted in an effective tax rate for the thirteen weeks ended August 4, 2018 of 25.4% compared to 35.1% for the thirteen weeks ended July 29, 2017.
For the twenty-six weeks ended August 4, 2018 and July 29, 2017, the Company's effective tax rate was 27.0% and 37.0%, respectively. The 10.0% reduction in the effective rate was primarily the result of the Tax Act, partially offset by a 130 basis point increase due to employee share-based payment accounting and a 95 basis point increase due to favorable tax audit settlements in the prior year.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Numerator
Net income	$16,768	$22,716	$45,772	$56,335
Net income and dividends declared allocated to participating securities	(444)	(537)	(1,169)	(1,286)
Net income available to common shareholders	$16,324	$22,179	$44,603	$55,049
Denominator
Weighted average common shares outstanding – basic	124,730	125,643	125,003	125,847
Dilutive effect of non-participating securities	44	34	51	43
Weighted average common and common equivalent shares outstanding – diluted	124,774	125,677	125,054	125,890
Net Income per Share:
Basic	$0.13	$0.18	$0.36	$0.44
Diluted	$0.13	$0.18	$0.36	$0.44

For the thirteen weeks ended August 4, 2018 and July 29, 2017, 0.8 million and 0.8 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the twenty-six weeks ended August 4, 2018 and July 29, 2017, 0.8 million and 0.7 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

7. FAIR VALUE MEASUREMENTS
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of August 4, 2018 generally consist of corporate bonds, U.S. government agencies, municipal securities, and commercial paper with $41.0 million of securities with maturity dates within one year or less and $20.7 million with maturity dates over one year and less than two years.
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
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts and assets held in our non-qualified deferred compensation plan. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third-party pricing entities, except for U.S. government securities which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our consolidated balance sheets.
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
During the quarter ended August 4, 2018, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of August 4, 2018, February 3, 2018 and July 29, 2017, we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of August 4, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$149	$149	$—	$—
Marketable securities:
Municipal securities	3,423	—	3,423	—
U.S. government agencies	6,773	—	6,773	—
Corporate bonds	46,542	—	46,542	—
Commercial paper	4,989	—	4,989	—
Noncurrent Assets
Deferred compensation plan	7,258	7,258	—	—
Total	$69,134	$7,407	$61,727	$—
Financial Liabilities:
Long-term debt (1)	$61,250	$—	$60,929	$—

	Balance as of February 3, 2018
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$1,250	$1,250	$—	$—
Marketable securities:
Municipal securities	6,557	—	6,557	—
U.S. government agencies	12,744	—	12,744	—
Corporate bonds	37,030	—	37,030	—
Commercial paper	3,729	—	3,729	—
Noncurrent Assets
Deferred compensation plan	7,315	7,315	—	—
Total	$68,625	$8,565	$60,060	$—
Financial Liabilities:
Long-term debt (1)	$68,601	$—	$69,036	$—

	Balance as of July 29, 2017
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$288	$288	$—	$—
Marketable securities:
Municipal securities	6,705	—	6,705	—
U.S. government agencies	16,754	—	16,754	—
Corporate bonds	20,897	—	20,897	—
Commercial paper	6,522	—	6,522	—
Noncurrent Assets
Deferred compensation plan	6,487	6,487	—	—
Total	$57,653	$6,775	$50,878	$—
Financial Liabilities:
Long-term debt (1)	$76,068	$—	$76,552	$—

1 The carrying value of long-term debt as of July 29, 2017 and February 3, 2018 includes the current and long-term portions and the remaining unamortized debt issuance costs. As of August 4, 2018, long-term debt consists only of borrowings under our revolving credit facility as further discussed in Note 8.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

8. DEBT
On August 2, 2018, the Company and certain of its domestic subsidiaries entered into a credit agreement (the “Agreement”) as borrowers and guarantors, with Wells Fargo Bank, National Association, as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the subsidiary guarantors and secured by a lien on certain assets of the Company and the subsidiary borrowers and guarantors, including inventory, accounts receivable, cash deposits, and certain insurance proceeds. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $200.0 million, maturing August 2, 2023. In addition, during the term of the Agreement, the Company may increase the commitments under the Agreement by up to an additional $100.0 million, subject to customary conditions, including obtaining the agreements from the lenders to provide such commitment increase. The interest rate applicable to the loans under the Agreement will be equal to, at the Company’s option, either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or a LIBO rate, plus an interest rate margin, in each case, depending on availability under the Agreement. The Company expects borrowings to be at a LIBO rate, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement. The Agreement contains customary representations, warranties, and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at August 4, 2018. As of August 4, 2018, our outstanding debt consisted of $61.3 million in borrowings under the Agreement, resulting in $138.7 million available for borrowings under the revolving loan and letter of credit facility. As of August 4, 2018, an unamortized debt discount of $0.6 million was outstanding related to the Agreement and is presented in other current assets in the accompanying unaudited consolidated balance sheet.
The credit agreement entered into on May 4, 2015 with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and other lenders, which was unsecured and had provided for a term loan commitment in the amount of $100 million and a $100 million revolving credit facility, was terminated on August 2, 2018 in connection with the Company entering into the Agreement described above, and all outstanding amounts thereunder were repaid. We used the proceeds from the initial draw of the revolving loan of the Agreement to repay such obligations.
The following table provides additional detail on our outstanding debt:

	August 4, 2018	February 3, 2018	July 29, 2017
Credit Agreement, net	$61,250	$68,601	$76,068
Less: current portion	—	(15,000)	(15,000)
Total Long-Term Debt	$61,250	$53,601	$61,068

9. SHARE REPURCHASES
During the twenty-six weeks ended August 4, 2018, under our $300 million share repurchase program announced in November 2015, we repurchased 3.5 million shares at a total cost of approximately $30.8 million, at a weighted average of $8.70 per share. As of August 4, 2018, the Company has $105.4 million remaining for future repurchases under the program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

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
On July 12, 2018, the plaintiff and WHBM notified the Eleventh Circuit Court of Appeals that the plaintiff and WHBM reached a class settlement on all claims and therefore voluntarily dismissed WHBM’s appeal to the Eleventh Circuit Court of Appeals. On August 2, 2018, the United States District Court for the Northern District of Georgia reopened the proceedings on the case for purposes of reviewing/approving the proposed settlement. WHBM and the plaintiff have until September 17, 2018 to file their settlement motion with the United States District Court for the Northern District of Georgia. The proposed settlement would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
However, no assurance can be given that the United States District Court for the Northern District of Georgia will approve the proposed settlement. If the proposed settlement is rejected and the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of August 4, 2018 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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

Second Quarter of Fiscal 2018 Financial Highlights
• Reported second quarter EPS of $0.13 per diluted share
• Continued focus on inventory management
• Maintained strong cash flow

Second Quarter Fiscal 2018 Business Highlights:

•	The Company’s growth initiatives drove improved comparable sales trends across all brands and fueled a double-digit increase in its digital sales in the second quarter.

•
The Company made considerable progress toward becoming a fully integrated omni-channel retailer. All front-line stores have been converted to the new “Locate” tool, enhancing the ability to ship an in-store order directly to the customer. In addition, the Company made substantial progress in its roll out of the “Endless Aisle” tool, which leverages shared inventory for purchase on-line and ship from store.

•
Soma, the Company's intimate apparel brand, successfully launched EnblissTM, a new innovative bra that offers superior soft comfort and support. The collection is the latest addition to the Soma bra wardrobe and has exceeded expectations with healthy sales, increased customer traffic and reactivation.

Our Business Strategy
Our overall business strategy is focused on building a collection of distinct high-performing retail brands serving the fashion needs of women 35 and older. We seek to accomplish this strategy through our five focus areas: (1) evolving the customer experience, (2) strengthening our brands' positions, (3) leveraging actionable retail science, (4) building growth platforms and (5) achieving operational excellence. Over the long term, we may build our brand portfolio by organic development or acquisition of other retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.
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

We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate sales channels operating independently. To that end, we often refer to our brands’ respective websites as the brand’s “largest store.” Customers may shop in one place and consummate the purchase somewhere else. Our domestic customers can return merchandise to a store or to our distribution center (“DC”), regardless of where they purchased it. As a result, we maintain a shared inventory platform for our operations, allowing us to fulfill orders for all channels from our DC in Winder, Georgia. We also fulfill in-store orders directly from other stores.
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

RESULTS OF OPERATIONS
Thirteen Weeks Ended August 4, 2018 Compared to the Thirteen Weeks Ended July 29, 2017
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended August 4, 2018 (the “second quarter”) and the thirteen weeks ended July 29, 2017 (“last year's second quarter”):

	Thirteen Weeks Ended
	August 4, 2018		July 29, 2017

	(dollars in millions)
Chico's	$287	52.7%	$302	52.2%
WHBM	169	31.0	184	31.9
Soma	89	16.3	92	15.9
Total Net Sales	$545	100.0%	$579	100.0%

For the second quarter of fiscal 2018, net sales were $545 million compared to $579 million in last year’s second quarter. This decrease of 5.9% primarily reflects a comparable sales decline of 3.2%, the unfavorable impact of the calendar shift due to the fifty-third week in fiscal 2017, as well as 42 net store closures since last year's second quarter. The comparable sales decline was primarily driven by a decline in transaction count partially offset by higher average dollar sales.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended August 4, 2018 and July 29, 2017:

	Thirteen Weeks Ended
	August 4, 2018 (1)	July 29, 2017
Chico's	(3.8)%	(9.0)%
WHBM	(3.5)%	(10.6)%
Soma	(0.9)%	(1.8)%
Total Company	(3.2)%	(8.4)%
(1) Comparable sales for the second quarter have been adjusted to eliminate the impact of the calendar shift due to the fifty-third week in fiscal 2017. Fiscal 2018 comparable sales represent sales for the thirteen weeks ended August 4, 2018 compared to sales for the thirteen weeks ended August 5, 2017.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold (“COGS”) and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended August 4, 2018 and July 29, 2017:

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017

	(dollars in millions)
Cost of goods sold	$348	$369
Gross margin	197	209
Gross margin percentage	36.1%	36.1%

For the second quarter of fiscal 2018, gross margin was $197 million, or 36.1% of net sales, compared to $209 million, or 36.1% of net sales, in last year’s second quarter. Gross margin rate as a percent of net sales was primarily driven by a 100 basis point improvement in maintained margin, offset by deleverage of store occupancy costs and costs related to continued expansion of our omni-channel fulfillment program.

Selling, General and Administrative Expenses
The following table depicts selling, general and administrative expenses (“SG&A”), which includes direct operating expenses, marketing expenses and National Store Support Center expenses (“NSSC”), in dollars and as a percentage of total net sales for the thirteen weeks ended August 4, 2018 and July 29, 2017:

	Thirteen Weeks Ended
	August 4, 2018	July 29, 2017

	(dollars in millions)
Selling, general and administrative expenses	$174	$174
Percentage of total net sales	31.9%	30.0%

For the second quarter of fiscal 2018, SG&A was $174 million, or 31.9% of net sales, compared to $174 million, or 30.0% of net sales, in last year's second quarter. This 190 basis point increase primarily reflects investments in marketing and technology as well as deleverage of store operating expenses.
Provision for Income Taxes
For the second quarter of fiscal 2018, the effective tax rate was 25.4% compared to 35.1% for last year's second quarter. The 9.7% reduction in the effective tax rate for the second quarter was primarily the result of the Tax Act, which reduced the U.S. corporate income tax rate from 35% to 21%. This reduction was partially offset by a 240 basis point increase related to prior year favorable income tax settlements.
    Net Income and Earnings per Diluted Share
For the second quarter of fiscal 2018, net income was $17 million, or $0.13 per diluted share, compared to net income of $23 million, or $0.18 per diluted share in last year’s second quarter. The change in earnings per share reflects a decrease in net income partially offset by the impact of approximately 4.4 million shares repurchased since the end of the second quarter last year.

Twenty-Six Weeks Ended August 4, 2018 Compared to the Twenty-Six Weeks Ended July 29, 2017
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the twenty-six weeks ended August 4, 2018 and July 29, 2017:

	Twenty-Six Weeks Ended
	August 4, 2018		July 29, 2017

	(dollars in millions)
Chico's	$588	53.1%	$612	52.7%
WHBM	352	31.8	378	32.5
Soma	167	15.1	172	14.8
Total net sales	$1,107	100.0%	$1,162	100.0%
Net sales for the twenty-six weeks ended August 4, 2018 decreased to $1,107 million from $1,162 million for the twenty-six weeks ended July 29, 2017. This decrease of 4.8% primarily reflects a decline in comparable sales of 4.6% and the impact of 42 net store closures since last year's second quarter. The comparable sales decline was driven by lower transaction count.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the twenty-six weeks ended August 4, 2018 and July 29, 2017:

	Twenty-Six Weeks Ended
	August 4, 2018 (1)	July 29, 2017
Chico's	(4.7)%	(9.4)%
WHBM	(5.1)	(10.1)
Soma	(3.2)	(0.8)
Total Company	(4.6)%	(8.4)%
(1) Comparable sales for the year-to-date period have been adjusted to eliminate the impact of the calendar shift due to the fifty-third week in fiscal 2017. Fiscal 2018 comparable sales represent sales for the twenty-six weeks ended August 4, 2018 compared to sales for the twenty-six weeks ended August 5, 2017.
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the twenty-six weeks ended August 4, 2018 and July 29, 2017:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017

	(dollars in millions)
Cost of goods sold	$683	$716
Gross margin	424	447
Gross margin percentage	38.3%	38.4%
Gross margin for the twenty-six weeks ended August 4, 2018 was $424 million, or 38.3%, compared to $447 million, or 38.4%, for the twenty-six weeks ended July 29, 2017. This 10 basis point decrease primarily reflects costs related to continued expansion of our omni-channel fulfillment program and deleverage of store occupancy costs, partially offset by an 80 basis point improvement in maintained margin.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the twenty-six weeks ended August 4, 2018 and July 29, 2017:

	Twenty-Six Weeks Ended
	August 4, 2018	July 29, 2017

	(dollars in millions)
Selling, general and administrative expenses	$361	$356
Percentage of total net sales	32.6%	30.6%
For the twenty-six weeks ended August 4, 2018, SG&A was $361 million compared to $356 million for the twenty-six weeks ended July 29, 2017. This 200 basis point increase primarily reflects investments in marketing and technology as well as deleverage of store operating expenses.
Provision for Income Taxes
For the twenty-six weeks ended August 4, 2018 and July 29, 2017, the effective tax rate was 27.0% and 37.0%, respectively. For the twenty-six weeks ended August 4, 2018, the income tax provision was $17 million compared to $33 million for the twenty-six ended July 29, 2017. The 10% reduction in our effective tax rate was primarily the result of the Tax Act which reduced the U.S. corporate income tax rate from 35% to 21%. This reduction was partially offset by a 130 basis point increase due to employee share-based payment accounting and a 95 basis point increase due to favorable tax audit settlements in the prior year.
Net Income and Earnings per Diluted Share
Net income for the twenty-six weeks ended August 4, 2018 was $46 million, or $0.36 per diluted share, compared to net income of $56 million, or $0.44 per diluted share, for the twenty-six weeks ended July 29, 2017. The change in earnings per share reflects a decrease in net income partially offset by the impact of approximately 4.4 million shares repurchased since the end of the second quarter last year.

Cash and Marketable Securities
At the end of the second quarter, cash and marketable securities totaled $239 million compared to $186 million at the end of last year's second quarter. This $53 million increase primarily reflects cash generated from operating activities, partially offset by cash utilized for capital expenditures, shareholder dividends and share repurchases.
Inventories
At the end of the second quarter, inventories totaled $224 million compared to $235 million at the end of last year's second quarter. This $11 million decrease, or 4.6%, primarily reflects a continued focus on inventory management and the Company's ability to align inventory with sales.

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
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2018 was $100 million, an increase of approximately $32 million from last year's year-to-date period. This increase primarily reflects payments made in fiscal 2017 for outside services related to our previously disclosed restructuring program, the impact of lower incentive compensation payments in fiscal 2018 compared to fiscal 2017, and a decrease in inventories primarily as a result of focused inventory management.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2018 was $21 million compared to $19 million in last year's year-to-date period, primarily reflecting a $2 million increase in purchases of property and equipment and a $1 million net increase in marketable securities activity related to the investment of cash from operations.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2018 was $61 million compared to $56 million in last year's year-to-date period. The increase in net cash used in financing activities primarily reflects a $8 million increase in share repurchases, partially offset by a $3 million impact associated with tax withholdings upon vesting of share-based payment awards.
Credit Facility
On August 2, 2018, the Company and certain of its domestic subsidiaries entered into a credit agreement (the “Agreement”) as borrowers and guarantors, with Wells Fargo Bank, National Association, as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the subsidiary guarantors and secured by a lien on certain assets of the Company and the subsidiary borrowers and gurantors, including inventory, accounts receivable, cash deposits, and certain insurance proceeds. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $200 million, maturing August 2, 2023. In addition, during the term of the Agreement, the Company may increase the commitments under the Agreement by up to an additional $100 million, subject to customary conditions, including obtaining the agreements from the lenders to provide such commitment increase. The interest rate applicable to the loans under the Agreement will be equal to, at the Company’s option, either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or a LIBO rate, plus an interest rate margin, in each case, depending on availability under the Agreement. The Company expects borrowings to be at a LIBO rate, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.

The credit agreement entered into on May 4, 2015 with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and other lenders, which was unsecured and had provided for a term loan commitment in the amount of $100 million and a $100 million revolving credit facility, was terminated on August 2, 2018 in connection with the Company entering into the Agreement described above, and all outstanding amounts thereunder were repaid. We used the proceeds from the initial draw of the revolving loan of the Agreement to repay such obligations.
As of August 4, 2018, $61 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the accompanying unaudited condensed balance sheet.
Store and Franchise Activity
During the fiscal 2018 year-to-date period, we had 20 store closures consisting of 7 Chico's stores, 8 WHBM stores and 5 Soma stores. Currently, we expect an additional 20 to 30 net store closures in fiscal 2018. We continuously evaluate the appropriate store positioning in light of economic conditions and may adjust our strategy as conditions require or as opportunities arise. As of August 4, 2018, we also sold merchandise through 57 Chico's and 20 Soma international franchise locations.

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

The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to effectively manage and maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful integration of the new members of our senior management team; the ability to respond effectively to actions of activist shareholders and others; the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China), labor, political or other shifts; and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of August 4, 2018 has not significantly changed since February 3, 2018. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On August 2, 2018, we entered into a new credit agreement, as further discussed in Note 8. The Agreement, which matures on August 2, 2023, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or a LIBO rate, plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal securities, corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of August 4, 2018, consisted of $41.0 million of securities with maturity dates within one year or less and $20.7 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of August 4, 2018, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
On July 12, 2018, the plaintiff and WHBM notified the Eleventh Circuit Court of Appeals that the plaintiff and WHBM reached a class settlement on all claims and therefore voluntarily dismissed WHBM’s appeal to the Eleventh Circuit Court of Appeals. On August 2, 2018, the United States District Court for the Northern District of Georgia reopened the proceedings on the case for purposes of reviewing/approving the proposed settlement. WHBM and the plaintiff have until September 17, 2018 to file their settlement motion with the United States District Court for the Northern District of Georgia. The proposed settlement would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
However, no assurance can be given that the United States District Court for the Northern District of Georgia will approve the proposed settlement. If the proposed settlement is rejected and the case were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of August 4, 2018 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
May 6, 2018 - June 2, 2018	6,375	$8.42	—	$136,243
June 3, 2018 - July 7, 2018	1,285,049	8.51	1,269,526	125,431
July 8, 2018 - August 4, 2018	2,279,924	8.80	2,274,111	105,422
Total	3,571,348	8.69	3,543,637

(a) Total number of shares purchased includes 27,711 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300.0 million share repurchase plan. There was approximately $105.4 million remaining under the program as of the end of the second quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. The Company has no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.49
Credit Agreement among the Company, certain of its subsdiaries, Wells Fargo Bank, National Association and the Lenders party thereto dated as of August 2, 2018 (incorporated by reference to Exhibit 10.49 to the Company's Form 8-K, as filed with the Commission on August 3, 2018)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	iXBRL Instance Document

Exhibit 101.SCH	iXBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	iXBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	August 30, 2018	By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director

Date:	August 30, 2018	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	August 30, 2018	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer