Form 10-Q
period 2018-11-03
CHICOS FAS INC
filed 2018-11-29
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
November 3, 2018	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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
At November 12, 2018, the registrant had 125,734,711 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2018

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Thirteen Weeks and Thirty-Nine Weeks Ended November 3, 2018 (Unaudited) and October 28, 2017 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Thirteen Weeks and Thirty-Nine Weeks Ended November 3, 2018 (Unaudited) and October 28, 2017 (Unaudited)	4

	Condensed Consolidated Balance Sheets – November 3, 2018 (Unaudited), February 3, 2018 (Unaudited), and October 28, 2017 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks and Thirty-Nine Weeks Ended November 3, 2018 (Unaudited) and October 28, 2017 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 3, 2018 (Unaudited) and October 28, 2017 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II – Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

Signatures		36

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$499,877	100.0%	$532,287	100.0%	$1,606,412	100.0%	$1,694,596	100.0%
Cost of goods sold	318,899	63.8	335,585	63.0	1,001,699	62.4	1,051,380	62.0
Gross Margin	180,978	36.2	196,702	37.0	604,713	37.6	643,216	38.0
Selling, general and administrative expenses	178,394	35.7	171,424	32.3	538,902	33.5	527,605	31.2
Income from Operations	2,584	0.5	25,278	4.7	65,811	4.1	115,611	6.8
Interest income (expense), net	97	0.0	(388)	0.0	(458)	0.0	(1,286)	(0.1)
Income before Income Taxes	2,681	0.5	24,890	4.7	65,353	4.1	114,325	6.7
Income tax (benefit) provision	(3,800)	(0.8)	8,200	1.6	13,100	0.8	41,300	2.4
Net Income	$6,481	1.3%	$16,690	3.1%	$52,253	3.3%	$73,025	4.3%
Per Share Data:
Net income per common share-basic	$0.05		$0.13		$0.41		$0.57
Net income per common and common equivalent share–diluted	$0.05		$0.13		$0.41		$0.57
Weighted average common shares outstanding–basic	122,201		124,957		124,069		125,550
Weighted average common and common equivalent shares outstanding–diluted	122,273		124,989		124,120		125,591

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net Income	$6,481	$16,690	$52,253	$73,025
Other comprehensive income:
Unrealized (losses) gains on marketable securities, net of taxes	(1)	(47)	54	(15)
Foreign currency translation (losses) gains	(388)	(60)	(475)	49
Comprehensive Income	$6,092	$16,583	$51,832	$73,059

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	November 3, 2018	February 3, 2018	October 28, 2017
ASSETS
Current Assets:
Cash and cash equivalents	$169,380	$160,071	$125,646
Marketable securities, at fair value	59,484	60,060	60,411
Inventories	266,100	233,726	265,023
Prepaid expenses and other current assets	62,167	60,668	48,876
Total Current Assets	557,131	514,525	499,956
Property and Equipment, net	385,387	421,038	424,961
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	13,929	16,338	16,581
Total Other Assets	149,633	152,042	152,285
	$1,092,151	$1,087,605	$1,077,202
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$150,224	$118,253	$135,004
Current debt	—	15,000	15,000
Other current and deferred liabilities	126,337	133,715	118,495
Total Current Liabilities	276,561	266,968	268,499
Noncurrent Liabilities:
Long-term debt	61,250	53,601	57,335
Other noncurrent and deferred liabilities	93,323	103,282	108,000
Deferred taxes	7,884	7,372	7,961
Total Noncurrent Liabilities	162,457	164,255	173,296
Commitments and Contingencies
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 158,407 and 156,585 and 156,697 shares issued respectively; and 125,743 and 127,471 and 127,780 shares outstanding, respectively	1,257	1,275	1,278
Additional paid-in capital	482,340	468,806	463,502
Treasury stock, at cost, 32,664 and 29,114 and 28,917 shares, respectively	(444,309)	(413,465)	(411,766)
Retained earnings	614,349	599,810	582,387
Accumulated other comprehensive (loss) income	(504)	(44)	6
Total Shareholders’ Equity	653,133	656,382	635,407
	$1,092,151	$1,087,605	$1,077,202

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value		Shares	Amount			Total
BALANCE, August 4, 2018	125,710	$1,257	$476,480	32,658	$(444,252)	$607,643	$(115)	$641,013
Net income	—	—	—	—	—	6,481	—	6,481
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(388)	(388)
Issuance of common stock	63	—	768	—	—	—	—	768
Dividends paid on common stock	—	—	—	—	—	225	—	225
Repurchase of common stock & tax withholdings related to share-based awards	(30)	—	(193)	6	(57)	—	—	(250)
Share-based compensation	—	—	5,285	—	—	—	—	5,285
BALANCE, November 3, 2018	125,743	$1,257	$482,340	32,664	$(444,309)	$614,349	$(504)	$653,133

BALANCE, July 29, 2017	128,329	$1,283	$458,172	28,306	$(406,776)	$565,650	$113	$618,442
Net income	—	—	—	—	—	16,690	—	16,690
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(47)	(47)
Foreign currency translation adjustment	—	—	—	—	—	—	(60)	(60)
Issuance of common stock	78	1	961	—	—	—	—	962
Dividends paid on common stock	—	—	—	—	—	47	—	47
Repurchase of common stock & tax withholdings related to share-based awards	(627)	(6)	(138)	611	(4,990)	—	—	(5,134)
Share-based compensation	—	—	4,507	—	—	—	—	4,507
BALANCE, October 28, 2017	127,780	$1,278	$463,502	28,917	$(411,766)	$582,387	$6	$635,407

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value		Shares	Amount			Total
BALANCE, February 3, 2018	127,471	$1,275	$468,806	29,114	$(413,465)	$599,810	$(44)	$656,382
Cumulative effect of adoption of ASU 2018-02, ASU 2016-16 and ASU 2014-09 (see Note 1)	—	—	—	—	—	(5,015)	(39)	(5,054)
BALANCE, February 3, 2018, as adjusted	127,471	$1,275	$468,806	29,114	$(413,465)	$594,795	$(83)	$651,328
Net income	—	—	—	—	—	52,253	—	52,253
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	—	54	54
Foreign currency translation adjustment	—	—	—	—	—	—	(475)	(475)
Issuance of common stock	2,179	21	1,427	—	—	—	—	1,448
Dividends paid on common stock ($0.2550 per share)	—	—	—	—	—	(32,699)	—	(32,699)
Repurchase of common stock & tax withholdings related to share-based awards	(3,907)	(39)	(3,416)	3,550	(30,844)	—	—	(34,299)
Share-based compensation	—	—	15,523	—	—	—	—	15,523
BALANCE, November 3, 2018	125,743	$1,257	$482,340	32,664	$(444,309)	$614,349	$(504)	$653,133

BALANCE, January 28, 2017	128,753	$1,288	$452,756	26,417	$(386,094)	$541,251	$(28)	$609,173
Net income	—	—	—	—	—	73,025	—	73,025
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(15)	(15)
Foreign currency translation adjustment	—	—	—	—	—	—	49	49
Issuance of common stock	1,965	20	2,038	—	—	—	—	2,058
Dividends paid on common stock ($0.2475 per share)	—	—	—	—	—	(31,889)	—	(31,889)
Repurchase of common stock & tax withholdings related to share-based awards	(2,938)	(30)	(6,031)	2,500	(25,672)		—	(31,733)
Share-based compensation	—	—	14,739	—	—	—	—	14,739
BALANCE, October 28, 2017	127,780	$1,278	$463,502	28,917	$(411,766)	$582,387	$6	$635,407

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017
Cash Flows from Operating Activities:
Net income	$52,253	$73,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,290	73,968
Loss on disposal and impairment of property and equipment	3,592	5,204
Deferred income taxes	1,195	(1,483)
Share-based compensation expense	15,523	14,739
Deferred rent and lease credits	(14,868)	(14,684)
Changes in assets and liabilities:
Inventories	(33,198)	(32,660)
Prepaid expenses and other assets	(190)	5,556
Accounts payable	31,947	18,758
Accrued and other liabilities	(6,780)	(47,598)
Net cash provided by operating activities	118,764	94,825
Cash Flows from Investing Activities:
Purchases of marketable securities	(31,300)	(29,097)
Proceeds from sale of marketable securities	31,946	19,056
Purchases of property and equipment	(36,601)	(27,128)
Net cash used in investing activities	(35,955)	(37,169)
Cash Flows from Financing Activities:
Proceeds from borrowings	61,250	—
Payments on borrowings	(68,750)	(12,500)
Proceeds from issuance of common stock	1,448	2,058
Dividends paid	(32,674)	(32,021)
Repurchase of common stock	(30,879)	(25,697)
Payments of tax withholdings related to share-based awards	(3,420)	(6,034)
Net cash used in financing activities	(73,025)	(74,194)

Effects of exchange rate changes on cash and cash equivalents	(475)	49
Net increase (decrease) in cash and cash equivalents	9,309	(16,489)
Cash and Cash Equivalents, Beginning of period	160,071	142,135
Cash and Cash Equivalents, End of period	$169,380	$125,646

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,678	$1,831
Cash paid for income taxes, net	$22,481	$44,783

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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended November 3, 2018 are not necessarily indicative of the results that may be expected for the entire year.
Adoption of New Accounting Pronouncements
On August 17, 2018, the SEC adopted a final rule that eliminates or amends certain disclosure requirements that were deemed redundant and outdated in light of changes in SEC requirements, U.S. GAAP or changes in technology or the business environment. The rule also requires registrants to include in their interim financial statements a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. The analysis should reconcile the beginning balance to the ending balance of each caption in shareholders’ equity for each period for which an income statement is required to be filed. The final rule became effective November 5, 2018. Beginning in the third quarter of fiscal 2018, we have provided a reconciliation for both the quarterly and year-to-date periods as well as comparable prior periods in this Form 10-Q. The eliminated or amended disclosures did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
In the third quarter of fiscal 2018, we early adopted the guidance of Accounting Standards Update (“ASU”) 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement (“CCA”) service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Under this guidance, entities that enter into hosted CCA service contracts will apply the existing internal-use software guidance to determine which implementation costs are capitalized or expensed depending on the nature of the costs and project stage during which they are incurred. Capitalized implementation costs under ASU 2018-15 and the related amortization, are presented in the same line items of the financial statements as the costs for the associated hosting arrangement. The provisions of ASU 2018-15 were adopted on a prospective basis and did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance.
In the first quarter of fiscal 2018, we early adopted the guidance of ASU 2018-02, Income Statement - Reporting Comprehensive Income, which provides entities the option to reclassify to retained earnings tax effects related to items in accumulated other comprehensive income (“OCI”) that have been stranded in accumulated OCI as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The provisions of ASU 2018-02 were adopted on a prospective basis with a cumulative adjustment to opening retained earnings, and prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. In the first quarter of fiscal 2018, the Company recorded an immaterial cumulative effect adjustment as an increase to opening retained earnings upon adoption of ASU 2018-02 as detailed in the table below.
In the second quarter of fiscal 2018, we adopted the guidance of ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill. The provisions of ASU 2017-04 were adopted on a prospective basis and did not have an impact on the Company’s unaudited condensed consolidated financial statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

In the first quarter of fiscal 2018, we adopted the guidance of ASU 2016-16, Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which requires companies to recognize the income tax effects of intercompany sales or transfers of other assets in the income statement as income tax expense (benefit) in the period the sale or transfer occurs. Additionally, companies are required to evaluate whether the tax effects of the intercompany sales or transfers of non-inventory assets should be included in their estimates of annual effective tax rates by using today’s interim guidance on income tax accounting. The provisions of ASU 2016-16 were adopted on a modified retrospective basis with a cumulative adjustment to opening retained earnings, and prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. In the first quarter of fiscal 2018, the Company recorded a cumulative effect adjustment of $5.7 million as a decrease to opening retained earnings upon adoption of ASU 2016-16. Any further tax impacts on sales or transfers of intercompany assets other than inventory will be recognized as incurred.
In the first quarter of fiscal 2018, we adopted the guidance of ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, under which entities are no longer able to recognize unrealized holding gains and losses on equity securities they classify as available-for-sale in other comprehensive income but instead must recognize the change in fair value in net income. The updated guidance further eliminated equity security classification categories (i.e., trading and available-for-sale). The new standard does not change the guidance for classifying and measuring investments in debt securities. The provisions of ASU 2016-01 were adopted on a prospective basis and did not have an impact on the Company’s unaudited condensed consolidated financial statements.
In the first quarter of fiscal 2018, we adopted the guidance of ASU 2014-09, Revenue from Contracts with Customers. The updated guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Through our evaluation of the impact of this ASU 2014-09, we identified certain changes that were made to our accounting policies, practices, systems and controls which include: 1) revenue related to our online sales will be recognized at the shipping point rather than upon delivery to customer; 2) timing of our recognition of advertising expenses, whereby certain expenses that previously were amortized over their expected period of future benefit will be expensed the first time the advertisement appears; 3) presentation of estimated merchandise returns as both an asset, equal to the inventory value net of processing costs, and a corresponding return liability, compared to the previous practice of recording an estimated net return liability; and 4) the recognition of any future franchise development fees will be recognized over the license period. Upon adoption, the Company’s accounting policies and treatment over revenue recognition are consistent with the provisions of ASU 2014-09 and represent a faithful depiction of the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
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

Had the Company not adopted the provisions of ASU 2014-09, the effects of adoption of this standard on our unaudited condensed consolidated statement of income for the thirteen and thirty-nine weeks ended November 3, 2018 and unaudited condensed consolidated balance sheet as of November 3, 2018 were as follows:

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	November 3, 2018			November 3, 2018
	As Reported	Effects of Standard	Balances Without Adoption of ASU 2014-09	As Reported	Effects of Standard	Balances Without Adoption of ASU 2014-09
Sales	$499,877	$783	$500,660	$1,606,412	$(3,295)	$1,603,117
Cost of Goods Sold	318,899	237	319,136	1,001,699	(1,934)	999,765
Selling, general and administrative expenses	178,394	5	178,399	538,902	(631)	538,271

	November 3, 2018
	As Reported	Effects of Standard	Balances Without Adoption of ASU 2014-09
ASSETS
Inventory	$266,100	$1,383	$267,483
Prepaid expenses and other current assets	62,167	(3,165)	59,002
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current and deferred liabilities	$126,337	$(1,052)	$125,285

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

2. NEW ACCOUNTING PRONOUNCEMENTS
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The amendments related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We do not anticipate adoption to have a material impact on the Company’s unaudited condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification (“ASC”) 840, Leases. The FASB has also issued subsequent ASUs related to ASU 2016-02, which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The guidance is required to be adopted using the modified retrospective approach, which provides an entity the option to apply the guidance at the beginning of the earliest comparative period presented, or at the beginning of the period in which it is adopted. The standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize straight-line total rent expense. We have made progress in our assessment phase and are in the process of compiling all agreements that are considered a lease under this new guidance. We are finalizing the implementation of our leasing software solution, including identifying changes to our business processes, systems and controls to support the adoption in fiscal year 2019. Upon adoption of the standard, we expect to record material right-of-use assets and lease liabilities on the balance sheets approximating the present value of future lease payments.

3. REVENUE RECOGNITION
Disaggregated Revenue
The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale income, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
Chico's	$259,503	51.9%	$284,560	53.5%	$847,247	52.8%	$896,904	53.0%
WHBM	167,805	33.6	175,265	32.9	519,391	32.3	552,993	32.6
Soma	72,569	14.5	72,462	13.6	239,774	14.9	244,699	14.4
Total Net Sales	$499,877	100.0%	$532,287	100.0%	$1,606,412	100.0%	$1,694,596	100.0%

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
The Company’s accounting policies and treatment over revenue recognition are consistent with the provisions of ASC 606 and represent a faithful depiction of the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.
Contract Liability
Contract liabilities on the unaudited condensed consolidated balance sheet were comprised of obligations associated with our gift card and customer loyalty programs. As of November 3, 2018 and February 3, 2018, contract liabilities primarily consisted of gift cards of $29.4 million and $43.6 million, respectively. For the thirteen weeks and thirty-nine weeks ended November 3, 2018, the Company recognized $3.7 million and $25.5 million, respectively, of revenue that was previously included in the gift card contract liability as of February 3, 2018. The contract liability for our loyalty program was not material as of November 3, 2018 or February 3, 2018.
Performance Obligation
For the thirteen weeks and thirty-nine weeks ended November 3, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

4. SHARE-BASED COMPENSATION
For the thirty-nine weeks ended November 3, 2018 and October 28, 2017, share-based compensation expense was $15.5 million and $14.7 million, respectively. As of November 3, 2018, approximately 7.0 million shares remain available for future grants of equity awards under our Amended and Restated 2012 Omnibus Stock and Incentive Plan, which was amended and restated effective June 22, 2017.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant.
Restricted stock award activity for the thirty-nine weeks ended November 3, 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,328,259	$13.08
Granted	1,944,280	9.68
Vested	(1,047,063)	13.00
Forfeited	(259,668)	11.85
Unvested, end of period	2,965,808	10.99

Performance-based Restricted Stock Units
For the thirty-nine weeks ended November 3, 2018, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of Company-specific performance goals during the three fiscal years 2018-2020. Any units earned as a result of the achievement of this goal will vest 100% three years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the thirty-nine weeks ended November 3, 2018 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	690,950	$13.65
Granted	725,300	9.87
Vested	(190,777)	13.08
Forfeited	(88,188)	13.11
Unvested, end of period	1,137,285	11.40

Stock Option Awards
For the thirty-nine weeks ended November 3, 2018 and October 28, 2017, we did not grant any stock options.
Stock option activity for the thirty-nine weeks ended November 3, 2018 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	368,745	$12.36
Granted	—	—
Exercised	(21,200)	4.46
Forfeited or expired	(112,268)	13.39
Outstanding and exercisable, end of period	235,277	12.58

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
For the thirteen weeks ended November 3, 2018 and October 28, 2017, the Company’s effective tax rate was (141.7)% and 32.9%, respectively. The Company’s income tax benefit for the thirteen weeks ended November 3, 2018 includes the impact of accelerated income tax deductions into the 2017 federal income tax return. Due to the Tax Act, which reduced the U.S. corporate income tax rate from 35% to 21%, the acceleration of these deductions into 2017 resulted in the Company recognizing cash savings that increased its deferred income tax liability, which, upon remeasurement to the 21% rate, resulted in permanent expense savings in the quarter of approximately $4.9 million and a net tax benefit of $3.8 million. This resulted in an effective tax rate for the thirteen weeks ended November 3, 2018 of (141.7)% compared to 32.9% for the thirteen weeks ended October 28, 2017.
For the thirty-nine weeks ended November 3, 2018, the income tax provision was $13.1 million compared to $41.3 million for the thirty-nine weeks ended October 28, 2017. For the thirty-nine weeks ended November 3, 2018 and October 28, 2017, the Company’s effective tax rate was 20.0% and 36.1%, respectively. The 16.1% reduction in the effective tax rate was primarily the result of the acceleration of income tax deductions into the 2017 federal income tax return as discussed above.
In accordance with Staff Accounting Bulletin No. 118, we have reflected the income tax effects of the aspects of the Tax Act for which the accounting under ASC 740 is complete. Our provision for income taxes does include estimates around the timing of certain deductions. To the extent those estimates change, there could be effects to income tax expense due to the change in the tax rate. Additionally, the final impact of the Tax Act may differ from our estimates due to additional regulations that may be issued or changes in interpretations as we gain a more thorough understanding of the tax law. These items remain provisional estimates. Pursuant to SAB 118, the Company will complete the accounting for the tax effects of all of the provisions of the Tax Act within the required measurement period, which ends in December 2018.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

The following table sets forth the computation of basic and diluted EPS shown on the face of the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Numerator
Net income	$6,481	$16,690	$52,253	$73,025
Net income and dividends declared allocated to participating securities	(182)	(394)	(1,365)	(1,683)
Net income available to common shareholders	$6,299	$16,296	$50,888	$71,342
Denominator
Weighted average common shares outstanding – basic	122,201	124,957	124,069	125,550
Dilutive effect of non-participating securities	72	32	51	41
Weighted average common and common equivalent shares outstanding – diluted	122,273	124,989	124,120	125,591
Net Income per Share:
Basic	$0.05	$0.13	$0.41	$0.57
Diluted	$0.05	$0.13	$0.41	$0.57

For the thirteen weeks ended November 3, 2018 and October 28, 2017, 0.2 million and 0.7 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the thirty-nine weeks ended November 3, 2018 and October 28, 2017, 0.8 million and 0.7 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

7. FAIR VALUE MEASUREMENTS
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of November 3, 2018 generally consist of corporate bonds, U.S. government agencies, municipal securities, and commercial paper with $41.1 million of securities with maturity dates within one year or less and $18.4 million with maturity dates over one year and less than two years.
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
Unadjusted quoted prices in active markets for similar assets or liabilities; or Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or Inputs other than quoted prices that are observable for the asset or liability

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
During the quarter ended November 3, 2018, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of November 3, 2018, February 3, 2018 and October 28, 2017, we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of November 3, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$2,691	$2,691	$—	$—
Marketable securities:
Municipal securities	2,306	—	2,306	—
Corporate bonds	57,178	—	57,178	—
Noncurrent Assets
Deferred compensation plan	6,966	6,966	—	—
Total	$69,141	$9,657	$59,484	$—
Financial Liabilities:
Long-term debt (1)	$61,250	$—	$61,529	$—

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

	Balance as of October 28, 2017
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$861	$861	$—	$—
Marketable securities:
Municipal securities	6,637	—	6,637	—
U.S. government agencies	16,756	—	16,756	—
Corporate bonds	30,901	—	30,901	—
Commercial paper	6,117	—	6,117	—
Noncurrent Assets
Deferred compensation plan	6,925	6,925	—	—
Total	$68,197	$7,786	$60,411	$—
Financial Liabilities:
Long-term debt (1)	$72,335	$—	$72,786	$—

(1) The carrying value of long-term debt as of October 28, 2017 and February 3, 2018 includes the current and long-term portions and the remaining unamortized debt issuance costs. As of November 3, 2018, long-term debt consists only of borrowings under our revolving credit facility as further discussed in Note 8.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

8. DEBT
On August 2, 2018, the Company and certain of its domestic subsidiaries entered into a credit agreement (the “Agreement”) as borrowers and guarantors, with Wells Fargo Bank, National Association, as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the subsidiary guarantors and secured by a lien on certain assets of the Company and the subsidiary borrowers and guarantors, including inventory, accounts receivable, cash deposits, and certain insurance proceeds. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $200 million, maturing August 2, 2023. In addition, during the term of the Agreement, the Company may increase the commitments under the Agreement by up to an additional $100 million, subject to customary conditions, including obtaining the agreements from the lenders to provide such commitment increase. The interest rate applicable to the loans under the Agreement will be equal to, at the Company’s option, either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or a LIBO rate, plus an interest rate margin, in each case, depending on availability under the Agreement. The Company expects borrowings to be at a LIBO rate, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement. The Agreement contains customary representations, warranties, and affirmative covenants, including the requirement to maintain certain financial ratios. The Company was in compliance with the applicable ratio requirements and other covenants at November 3, 2018. As of November 3, 2018, our outstanding debt consisted of $61.3 million in borrowings under the Agreement, resulting in $138.7 million available for borrowings under the revolving loan and letter of credit facility. As of November 3, 2018, an unamortized debt discount of $0.6 million was outstanding related to the Agreement and is presented in other current assets in the accompanying unaudited consolidated balance sheet.
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
The following table provides additional detail on our outstanding debt:

	November 3, 2018	February 3, 2018	October 28, 2017
Credit Agreement, net	$61,250	$68,601	$72,335
Less: current portion	—	(15,000)	(15,000)
Total Long-Term Debt	$61,250	$53,601	$57,335

9. SHARE REPURCHASES
During the thirty-nine weeks ended November 3, 2018, under our $300 million share repurchase program announced in November 2015, we repurchased 3.5 million shares at a total cost of approximately $30.9 million, at a weighted average of $8.70 per share. As of November 3, 2018, the Company has $105.4 million remaining for future repurchases under the program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

10. COMMITMENTS AND CONTINGENCIES
In July 2015, White House Black Market, Inc. (“WHBM”) was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers’ point-of-sale receipts. The plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys’ fees, costs and punitive damages. WHBM denies the material allegations of the complaint and believes the case is without merit. On February 12, 2018, the District Court issued an order certifying the class.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

On April 9, 2018, the District Court, sua sponte, issued an order granting WHBM’s earlier 2016 request to appeal, to the Eleventh Circuit Court of Appeals (“Eleventh Circuit”), the District Court’s ruling that the plaintiff has standing to maintain the lawsuit. On April 19, 2018, WHBM filed a petition for review in the Eleventh Circuit. In the meantime, the District Court stayed all further proceedings in the case pending the outcome of the appeal in the Eleventh Circuit.
On July 12, 2018, the plaintiff and WHBM notified the Eleventh Circuit that the plaintiff and WHBM had reached a class settlement on all claims and therefore voluntarily dismissed WHBM’s appeal to the Eleventh Circuit. On August 2, 2018, the United States District Court for the Northern District of Georgia reopened the case for purposes of reviewing/approving the proposed settlement. On October 22, 2018, the plaintiff filed the settlement papers with the District Court, along with a motion to stay the District Court’s consideration of the settlement pending the Eleventh Circuit’s final disposition of Muransky v. Godiva Chocolatier, Inc., in which the Eleventh Circuit held, in an opinion issued October 3, 2018, that the display of the first five and last four digits of a credit or debit card number on a customer’s receipt given at the point of sale establishes a “concrete injury” sufficient to confer Article III standing, enabling the customer to maintain a lawsuit. The motion to stay was granted on November 15, 2018. A petition for rehearing was filed in the Muransky case on October 24, 2018 and is currently pending before the Eleventh Circuit. The Muransky opinion, if not altered on the petition for rehearing, would bind the District Court in the Altman case and likely establish that the plaintiff has standing to maintain her lawsuit against WHBM. In such event, the stay will be lifted and the proposed settlement will be reviewed by the District Court. If the Eleventh Circuit does not find standing in the Muransky case, the parties have agreed to submit the proposed settlement to the Superior Court for Cobb County, Georgia for approval. The proposed settlement would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
However, no assurance can be given that the proposed settlement will be approved. If the proposed settlement is rejected and the case were to proceed as a class action and WHBM were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In May 2016, Chico’s Retail Services, Inc. (“CRS”) was named as a defendant in Corporate Cleaners, Inc. v. Chico’s Retail Services, Inc., an action filed in the Circuit Court, Seventeenth Judicial Circuit in and for Broward County, Florida. The plaintiff alleges that CRS breached a contract (and related amendments thereto) with the plaintiff by, among other reasons, failing to pay outstanding invoices and failing to allow the plaintiff the exclusive right to provide certain cleaning services. The plaintiff seeks an award of lost profits, lost revenue, as well as attorneys’ fees and costs. CRS denies the material allegations brought by the plaintiff and filed a counterclaim seeking recovery of amounts associated with alleged misrepresentations by the plaintiff as to the quantity of inventory units cleaned by the plaintiff. Discovery, including document productions, depositions, as well as expert discovery, remain ongoing.
On September 4, 2018, CRS and the plaintiff participated in mediation. Although unsuccessful at that time, the mediation remains adjourned with the expectation that the parties will continue mediation after expert disclosures have been exchanged. All final discovery must be initiated by January 18, 2019. A trial date is set for March 5, 2019. No assurance can be given that CRS will be successful in its defense of this case or in its counterclaim. However, management does not believe that any resolution of the case would have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of November 3, 2018 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

11. SUBSEQUENT EVENTS
On November 9, 2018, the Board of Directors declared a quarterly dividend of $0.085 per share on our common stock. The dividend will be payable on December 21, 2018 to shareholders of record at the close of business on December 10, 2018. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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

The Company reported third quarter EPS of $0.05 per diluted share, compared to $0.13 per diluted share in last year’s third quarter. Comparable store sales were down 6.8%, driven by a decrease in transaction count and lower average dollar sale. Comparable store sales for the Chico’s brand were down 10.2%. The Company has implemented a Chico’s brand performance improvement plan discussed below.

Third Quarter Business Highlights

•
Soma reported positive comparable sales of 2.4%. This better-than-expected performance was primarily driven by the ongoing success of the EnblissTM collection and Cool NightsTM sleepwear. October was the brand’s fifth consecutive month of positive comparable sales.

•	White House Black Market is continuing with its brand repositioning. Merchandise margins improved significantly, driven by better full-price selling compared to last year’s third quarter.

•	The Company’s Endless Aisle, or shared inventory system, has been connected to all stores enabling customers to purchase online and ship from store, and is exceeding management’s expectations.

•
The Company continued to advance its omni-channel capabilities with the launch of Client Book, an enhanced platform that provides digitized clienteling tools to store associates to personalize the customer experience. With Client Book, store associates now offer customers personalized online store fronts of curated product based on their attributes and prior purchase behavior, as well as the opportunity to work online with a personal stylist. Full rollout to all stores is expected in the first quarter of fiscal 2019.

Chico’s Brand Performance Improvement Plan
Following the Chico’s brand refresh in February 2018, merchandise and marketing were heavily weighted to boho styles, bold colors and original artisanal prints. The Company has determined that this shift was successful in attracting new customers and in reactivating some customers who aspired to the brand’s heritage. However, there was not enough depth in clean, classic polished silhouettes or in basics and top key items to appeal to the brand’s more polished and traditional customers.
Accordingly, the Company has implemented the following actions to improve performance at the Chico’s brand:

•
Initiated a leadership transition for the Chico’s brand and announced that Diane Ellis is departing as the Chico’s brand president, effective November 30, 2018. The Company has initiated a search to identify a new Chico’s brand president. In the interim, the Chico’s brand will be led by Shelley Broader, the Company’s CEO and President.

•	Adjusted the spring assortments to appropriately balance its merchandise architecture, reducing planned receipts and chasing more classic merchandise that is performing well.

•
Repositioned marketing touchpoints to be more inclusive of all customers by adjusting in-store merchandising and display, print and digital media to feature more clean, classic silhouettes along with boho artisanal styling.

•	Adjusted planning and allocation strategies to improve in-stock and stronger penetration in basics and top key items.

Current Trends
Risk of sales and gross margin volatility exist due to potential future changes in international trade agreements, such as new tariffs imposed on certain Chinese-made products imported to the United States. The potential exists that tariff rates on Chinese imports may increase and additional tariffs may be imposed on Chinese-made products. Increased tariffs on imports from China, a country from which the Company’s imports are highly concentrated, could result in higher costs of goods and potentially adversely impact sales and gross margin. To minimize this risk, the Company is actively reducing its penetration of Chinese-made imported products and, in the event such tariffs are imposed, will engage vendor participation to negotiate cost-sharing agreements, and manage and adjust spring buys and product pricing. There can be no assurance that these actions will mitigate the impact of new and/or incremental tariffs and consequentially future net sales, income from operations and net income may be adversely impacted at a material level.
Our Business Strategy
Our overall business strategy is focused on building a collection of distinct high-performing retail brands serving the fashion needs of women 35 and older. We seek to accomplish this strategy through our five focus areas: (1) evolving the customer experience, (2) strengthening our brands’ positions, (3) leveraging actionable retail science, (4) building growth platforms and (5) achieving operational excellence. Over the long term, we may build our brand portfolio by organic development or acquisition of other retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.
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

RESULTS OF OPERATIONS
Thirteen Weeks Ended November 3, 2018 Compared to the Thirteen Weeks Ended October 28, 2017
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended November 3, 2018 (the “third quarter”) and the thirteen weeks ended October 28, 2017 (“last year’s third quarter”):

	Thirteen Weeks Ended
	November 3, 2018		October 28, 2017

	(dollars in millions)
Chico's	$260	51.9%	$285	53.5%
WHBM	168	33.6	175	32.9
Soma	73	14.5	72	13.6
Total Net Sales	$500	100.0%	$532	100.0%

For the third quarter of fiscal 2018, net sales were $500 million compared to $532 million in last year’s third quarter, a decrease of 6.1%. Excluding the 1.6%, or $9 million, impact of hurricanes Harvey, Irma and Maria (collectively, the “Hurricanes”) from last year’s third quarter, sales decreased 7.7% in the third quarter, which primarily reflects a comparable sales decline of 6.8% as well as the impact of 43 net store closures since last year’s third quarter. The comparable sales decline was driven by a decrease in transaction count and lower average dollar sale.
The following table depicts comparable sales percentages by Chico’s, WHBM and Soma for the thirteen weeks ended November 3, 2018 and October 28, 2017:

	Thirteen Weeks Ended
	November 3, 2018 (1)	October 28, 2017
Chico's	(10.2)%	(5.8)%
WHBM	(5.1)	(14.1)
Soma	2.4	(1.7)
Total Company	(6.8)%	(8.2)%
(1) Comparable sales for the third quarter have been adjusted to eliminate the impact of the calendar shift due to the fifty-third week in fiscal 2017. Fiscal 2018 comparable sales represent sales for the thirteen weeks ended November 3, 2018 compared to sales for the thirteen weeks ended November 4, 2017.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold (“COGS”) and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended November 3, 2018 and October 28, 2017:

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017

	(dollars in millions)
Cost of goods sold	$319	$336
Gross margin	181	197
Gross margin percentage	36.2%	37.0%

For the third quarter of fiscal 2018, gross margin was $181 million, or 36.2% of net sales, compared to $197 million, or 37.0% of net sales, in last year’s third quarter. This 80 basis point decrease was primarily driven by an improvement in maintained margin that was more than offset by costs related to the continued expansion of our omni-channel programs.

Selling, General and Administrative Expenses
The following table depicts selling, general and administrative expenses (“SG&A”), which includes direct operating expenses, marketing expenses and National Store Support Center expenses (“NSSC”), in dollars and as a percentage of total net sales for the thirteen weeks ended November 3, 2018 and October 28, 2017:

	Thirteen Weeks Ended
	November 3, 2018	October 28, 2017

	(dollars in millions)
Selling, general and administrative expenses	$178	$171
Percentage of total net sales	35.7%	32.3%

For the third quarter of fiscal 2018, SG&A was $178 million, or 35.7% of net sales, compared to $171 million, or 32.3% of net sales, in last year’s third quarter. This increase of $7 million, or 340 basis points, primarily reflects investments in marketing as well as contract termination and legal costs.
Provision for Income Taxes
For the third quarter of fiscal 2018, the $4 million income tax benefit resulted in an effective tax rate of (141.7)% compared to 32.9% for last year’s third quarter. The reduction in the effective tax rate for the third quarter was primarily the result of accelerated income tax deductions into the 2017 federal income tax return. Due to the Tax Act, which reduced the U.S. corporate income tax rate from 35% to 21%, the acceleration of these deductions into 2017 resulted in the Company recognizing cash savings that increased its deferred income tax liability, which upon remeasurement to the 21% rate, resulted in permanent expense savings in the quarter of approximately $5 million and a net tax benefit of $4 million.
    Net Income and Earnings per Diluted Share
For the third quarter of fiscal 2018, net income was $6 million, or $0.05 per diluted share, compared to net income of $17 million, or $0.13 per diluted share in last year’s third quarter. Results for the third quarter include a favorable tax benefit of approximately $5 million, or $0.04 per diluted share, related to the Tax Act. Results for last year’s third quarter include the unfavorable impact of the Hurricanes of approximately $5 million after-tax, or $0.04 per diluted share. The change in earnings per share reflects a decrease in net income partially offset by the impact of approximately 3.7 million shares repurchased since the end of the third quarter last year.
Thirty-Nine Weeks Ended November 3, 2018 Compared to the Thirty-Nine Weeks Ended October 28, 2017
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 3, 2018 and October 28, 2017:

	Thirty-Nine Weeks Ended
	November 3, 2018		October 28, 2017

	(dollars in millions)
Chico's	$847	52.8%	$897	53.0%
WHBM	519	32.3	553	32.6
Soma	240	14.9	245	14.4
Total net sales	$1,606	100.0%	$1,695	100.0%
Net sales for the thirty-nine weeks ended November 3, 2018 decreased to $1,606 million from $1,695 million for the thirty-nine weeks ended October 28, 2017, a decrease of 5.2%. Excluding the 0.5%, or $9 million, impact of the Hurricanes from fiscal 2017, sales decreased 5.7% in fiscal 2018, which primarily reflects a comparable sales decline of 5.3% as well as the impact of 43 net store closures since last year’s third quarter. The comparable sales decline was driven by a decrease in transaction count and lower average dollar sale.
The following table depicts comparable sales percentages by Chico’s, WHBM and Soma for the thirty-nine weeks ended November 3, 2018 and October 28, 2017:

	Thirty-Nine Weeks Ended
	November 3, 2018 (1)	October 28, 2017
Chico's	(6.4)%	(8.3)%
WHBM	(5.1)	(11.5)
Soma	(1.6)	(1.1)
Total Company	(5.3)%	(8.4)%
(1) Comparable sales for the year-to-date period have been adjusted to eliminate the impact of the calendar shift due to the fifty-third week in fiscal 2017. Fiscal 2018 comparable sales represent sales for the thirty-nine weeks ended November 3, 2018 compared to sales for the thirty-nine weeks ended November 4, 2017.
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the thirty-nine weeks ended November 3, 2018 and October 28, 2017:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017

	(dollars in millions)
Cost of goods sold	$1,002	$1,051
Gross margin	605	643
Gross margin percentage	37.6%	38.0%
Gross margin for the thirty-nine weeks ended November 3, 2018 was $605 million, or 37.6% of net sales, compared to $643 million, or 38.0% of net sales, for the thirty-nine weeks ended October 28, 2017. This 40 basis point decrease was primarily driven by an improvement in maintained margin that was more than offset by costs related to the continued expansion of our omni-channel programs.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 3, 2018 and October 28, 2017:

	Thirty-Nine Weeks Ended
	November 3, 2018	October 28, 2017

	(dollars in millions)
Selling, general and administrative expenses	$539	$528
Percentage of total net sales	33.5%	31.2%
For the thirty-nine weeks ended November 3, 2018, SG&A was $539 million, or 33.5% of net sales, compared to $528 million, or 31.2% of net sales, for the thirty-nine weeks ended October 28, 2017. This increase of $11 million, or 230 basis points, primarily reflects investments in marketing as well as contract termination and legal costs, partially offset by a decline in store operating expenses.
Provision for Income Taxes
For the thirty-nine weeks ended November 3, 2018, the income tax provision was $13 million compared to $41 million for the thirty-nine ended October 28, 2017. For the thirty-nine weeks ended November 3, 2018 and October 28, 2017, the effective tax rate was 20.0% and 36.1%, respectively. The 16.1% reduction in the effective tax rate was primarily the result of the Tax Act, as well as the impact of the accelerated income tax deductions into the 2017 federal income tax return.

Net Income and Earnings per Diluted Share
Net income for the thirty-nine weeks ended November 3, 2018 was $52 million, or $0.41 per diluted share, compared to net income of $73 million, or $0.57 per diluted share, for the thirty-nine weeks ended October 28, 2017. Results for the thirty-nine weeks ended November 3, 2018 include the favorable tax benefit of approximately $5 million, or $0.04 per diluted share, related to the Tax Act. Results for the thirty-nine weeks ended October 28, 2017 include the unfavorable impact of the Hurricanes of approximately $5 million after-tax, or $0.04 per diluted share. The change in earnings per share reflects a decrease in net income partially offset by the impact of approximately 3.7 million shares repurchased since the end of the third quarter last year.
Fiscal 2017 Third Quarter Hurricane Impact
As a reminder, in last year’s third quarter, the Company was impacted by the Hurricanes, resulting in reduced operating hours or the temporary closure of more than 300 stores as well as a decline in direct to consumer sales. The business interruption of the Hurricanes had a significant impact on the Company’s operations. The impact to income from operations due to lower net sales, impairment charges and other incremental Hurricane-related expenses was approximately $10 million. On an after-tax basis, the Hurricane-related impact to net income was $5 million, or $0.04 per diluted share.
Cash, Marketable Securities and Debt
At the end of the third quarter, cash and marketable securities totaled $229 million, an increase of $43 million compared to last year’s third quarter, while debt totaled $61 million, a decrease of $11 million from last year’s third quarter. This $43 million increase in cash and marketable securities primarily reflects cash generated from operating activities, partially offset by cash utilized for capital expenditures, return of cash to shareholders and debt payments.
Inventories
At the end of the third quarter, inventories totaled $266 million compared to $265 million at the end of last year’s third quarter. This $1 million, or 0.4%, increase primarily reflects the timing of product liquidations through a third party.

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
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2018 was $119 million compared to $95 million in last year’s year-to-date period. This $24 million increase primarily reflects the timing of payroll accruals, payments made in fiscal 2017 for outside services related to our previously disclosed restructuring program, the impact of lower incentive compensation payments in fiscal 2018 compared to fiscal 2017, and improved accounts payable leverage, partially offset by a decrease in fiscal 2018 net income and an increase in income tax receivables.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2018 was $36 million compared to $37 million in last year’s year-to-date period. This $1 million decrease reflects a $11 million net decline in marketable securities activity as a result of timing on the reinvestment of matured securities, partially offset by a $9 million increase in purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2018 was $73 million compared to $74 million in last year’s year-to-date period. The $1 million decrease primarily reflects a $5 million decrease in net payments on borrowings and a $3 million impact associated with tax withholdings upon vesting of share-based payment awards, partially offset by a $5 million increase in share repurchases.

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
As of November 3, 2018, $61 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the accompanying unaudited condensed balance sheet.
Store and Franchise Activity
During the fiscal 2018 year-to-date period, we had 29 net store closures consisting of 9 Chico’s stores, 12 WHBM stores and 8 Soma stores. Currently, we expect an additional 10 to 20 net store closures in fiscal 2018. We continuously evaluate the appropriate store positioning in light of economic conditions and may adjust our strategy as conditions require or as opportunities arise. As of November 3, 2018, we also sold merchandise through 63 Chico’s and 20 Soma international franchise locations.

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

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and our business initiatives. These statements may address items such as future sales and sales initiatives, including the Chico’s Brand Performance Improvement Plan, customer traffic, gross margin expectations, SG&A expectations, including expected savings, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, the expected impact of the Tax Act, expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
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
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to effectively manage and maintain an appropriate level of inventory; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful leadership transition for the Chico’s brand and successful integration of the new members of our senior management team; the ability to respond effectively to actions of activist shareholders and others; the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China), labor, political or other shifts; and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of November 3, 2018 has not significantly changed since February 3, 2018. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On August 2, 2018, we entered into a new credit agreement, as further discussed in Note 8. The Agreement, which matures on August 2, 2023, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including municipal securities, corporate bonds, U.S. government agencies and commercial paper. The marketable securities portfolio as of November 3, 2018, consisted of $41.1 million of securities with maturity dates within one year or less and $18.4 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of November 3, 2018, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
In July 2015, White House Black Market, Inc. (“WHBM”) was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia. The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers’ point-of-sale receipts. The plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys’ fees, costs and punitive damages. WHBM denies the material allegations of the complaint and believes the case is without merit. On February 12, 2018, the District Court issued an order certifying the class.
On April 9, 2018, the District Court, sua sponte, issued an order granting WHBM’s earlier 2016 request to appeal, to the Eleventh Circuit Court of Appeals (“Eleventh Circuit”), the District Court’s ruling that the plaintiff has standing to maintain the lawsuit. On April 19, 2018, WHBM filed a petition for review in the Eleventh Circuit. In the meantime, the District Court stayed all further proceedings in the case pending the outcome of the appeal in the Eleventh Circuit.
On July 12, 2018, the plaintiff and WHBM notified the Eleventh Circuit that the plaintiff and WHBM had reached a class settlement on all claims and therefore voluntarily dismissed WHBM’s appeal to the Eleventh Circuit. On August 2, 2018, the United States District Court for the Northern District of Georgia reopened the case for purposes of reviewing/approving the proposed settlement. On October 22, 2018, the plaintiff filed the settlement papers with the District Court, along with a motion to stay the District Court’s consideration of the settlement pending the Eleventh Circuit’s final disposition of Muransky v. Godiva Chocolatier, Inc., in which the Eleventh Circuit held, in an opinion issued October 3, 2018, that the display of the first five and last four digits of a credit or debit card number on a customer’s receipt given at the point of sale establishes a “concrete injury” sufficient to confer Article III standing, enabling the customer to maintain a lawsuit. The motion to stay was granted on November 15, 2018. A petition for rehearing was filed in the Muransky case on October 24, 2018 and is currently pending before the Eleventh Circuit. The Muransky opinion, if not altered on the petition for rehearing, would bind the District Court in the Altman case and likely establish that the plaintiff has standing to maintain her lawsuit against WHBM. In such event, the stay will be lifted and the proposed settlement will be reviewed by the District Court. If the Eleventh Circuit does not find standing in the Muransky case, the parties have agreed to submit the proposed settlement to the Superior Court for Cobb County, Georgia for approval. The proposed settlement would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
However, no assurance can be given that the proposed settlement will be approved. If the proposed settlement is rejected and the case were to proceed as a class action and WHBM were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In May 2016, Chico’s Retail Services, Inc. (“CRS”) was named as a defendant in Corporate Cleaners, Inc. v. Chico’s Retail Services, Inc., an action filed in the Circuit Court, Seventeenth Judicial Circuit in and for Broward County, Florida. The plaintiff alleges that CRS breached a contract (and related amendments thereto) with the plaintiff by, among other reasons, failing to pay outstanding invoices and failing to allow the plaintiff the exclusive right to provide certain cleaning services. The plaintiff seeks an award of lost profits, lost revenue, as well as attorneys’ fees and costs. CRS denies the material allegations brought by the plaintiff and filed a counterclaim seeking recovery of amounts associated with alleged misrepresentations by the plaintiff as to the quantity of inventory units cleaned by the plaintiff. Discovery, including document productions, depositions, as well as expert discovery, remain ongoing.
On September 4, 2018, CRS and the plaintiff participated in mediation. Although unsuccessful at that time, the mediation remains adjourned with the expectation that the parties will continue mediation after expert disclosures have been exchanged. All final discovery must be initiated by January 18, 2019. A trial date is set for March 5, 2019. No assurance can be given that CRS will be successful in its defense of this case or in its counterclaim. However, management does not believe that any resolution of the case would have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of November 3, 2018 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 1A.	RISK FACTORS

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2017 Annual Report on Form 10-K filed with the SEC on March 13, 2018 should be considered as they could materially affect our business, financial condition or future results.
There have not been any significant changes with respect to the risks described in our 2017 Form 10-K, except as described below, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.
The risk factor below updates and supersedes the risk factor associated with our business previously disclosed in Part I, Item 1A. “Risk Factors” on our 2017 Annual Report on Form 10-K for the fiscal year ended February 3, 2018.

13. Reliance on foreign sources of production
The majority of the merchandise we sell is produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, non-compliance with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, potential changes to the North American Free Trade Agreement and other international trade agreements, imposition of new legislation relating to import quotas, imposition of new or increased duties, taxes, or other charges on imports, foreign exchange rate challenges and pressures presented by implementation of U.S. monetary policy, challenges from local business practices or political issues, transportation disruptions, our shift to a predominantly FOB (free on board) shipping structure rather than predominantly DDP (delivered duty paid), natural disasters, delays in the delivery of cargo due to port security considerations or government funding; seizure or detention of goods by U.S. Customs authorities, or a reduction in the availability of shipping sources caused by industry consolidation or other reasons. We continue to source a substantial portion of our merchandise from Asia, including China. A change in exchange rates, labor laws or policies affecting the costs of goods in Asia could negatively impact our merchandise costs. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections or other factors, could also have a negative impact.

Furthermore, risk of sales and gross margin volatility exist due to potential future changes in international trade agreements, such as new tariffs imposed on certain Chinese-made products imported to the United States. The potential exists that tariff rates on Chinese imports may increase and additional tariffs may be imposed on Chinese-made products. Increased tariffs on imports from China, a country from which the Company’s imports are highly concentrated, could result in higher costs of goods and potentially adversely impact sales and gross margin. However, trade restrictions, including increased tariffs, or more restrictive quotas, including safeguard quotas, or anything similar (particularly with respect to China), applicable to apparel items could affect the importation of apparel generally and, in that event, could increase the cost, or reduce the supply, of apparel available to us or may require us to modify our supply chain organization or other business practices, any of which could harm our business, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
August 5, 2018 - September 1, 2018	8,430	$9.17	6,300	$105,364
September 2, 2018 - October 6, 2018	11,107	8.33	—	105,364
October 7, 2018 - November 3, 2018	10,979	7.71	—	105,364
Total	30,516	8.34	6,300

(a) Total number of shares purchased includes 24,216 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300 million share repurchase plan. There was approximately $105.4 million remaining under the program as of the end of the third quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. The Company has no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

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

CHICO’S FAS, INC.

Date:	November 29, 2018	By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director

Date:	November 29, 2018	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	November 29, 2018	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer