Form 10-K
period 2019-02-02
CHICOS FAS INC
filed 2019-03-19
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11215 Metro Parkway, Fort Myers, Florida	33966
(Address of principal executive offices)	(Zip code)
(239) 277-6200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.406 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.
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
Approximately $1,130,000,000 as of August 4, 2018, based upon the closing stock price on August 4, 2018 as reported by the NYSE.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, par value $0.01 per share – 116,497,167 shares as of March 4, 2019.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders presently scheduled for June 27, 2019 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHICO’S FAS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
FISCAL YEAR ENDED FEBRUARY 2, 2019

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

Overview
Founded in 1983, Chico’s FAS, Inc.1, is a leading omnichannel specialty retailer of women's private branded, sophisticated, casual-to-dressy apparel, intimates and complementary accessories. We operate under the Chico's, White House Black Market ("WHBM") and Soma brand names. As of February 2, 2019, we operated 1,418 stores across 46 states, Puerto Rico, the U.S. Virgin Islands and Canada, and sold merchandise through 83 international franchise locations in Mexico. Our distinct lifestyle brands serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic and international retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through an unaffiliated franchise partner in Mexico and through third-party channels. We view our stores and e-commerce websites as a single, integrated sales function rather than as separate sales channels operating independently.
We offer high quality and unique merchandise, supported by compelling marketing and outstanding personalized customer service. While each of our brands has a distinct customer base, the overall portfolio caters to a broad age and economic demographic, with household incomes in the moderate to high income level.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in this Annual Report on Form 10-K are the fiscal years ended February 2, 2019 (“fiscal 2018”, “2018” or “current period”), February 3, 2018 (“fiscal 2017”, “2017” or “prior period”), January 28, 2017 (“fiscal 2016” or “2016”), January 30, 2016 (“fiscal 2015” or “2015”) and January 31, 2015 (“fiscal 2014” or “2014”). Each of these periods had 52 weeks, except for fiscal 2017, which consisted of 53 weeks.
Our Brands
The Company's brands, described in more detail below, are organized into three operating segments and aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the brands.
Chico’s
Our Chico’s brand began operations in 1983 and primarily sells exclusively designed, private branded clothing focusing on women 45 and older. The style sensibility is unique with an individual expression created to illuminate the women wearing the brand. Chico's apparel, including the Black Label, Zenergy and Travelers collections, emphasizes problem solving styles, comfort and relaxed fit. Accessories and jewelry are original and designed to elevate the clothing assortment, allowing our customer to individualize her personal style.
The distinctive nature of Chico’s clothing is also reflected in its sizing, which is comprised of sizes 000, 00 (size 0-2), 0 (size 4-6), 1 (size 8-10), 2 (size 12-14), 3 (size 16-18) and 4 (size 20-22). Chico’s will occasionally offer half-sizes (up to 3.5), one-size-fits-all, petite sizes, short and tall inseams, and small, medium and large sizing for some items. The relaxed fit allows us to utilize this kind of sizing and thus offer a wide selection of clothing without investing in a large number of sizes within a single style.
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

White House Black Market
The WHBM brand began operations in 1985 and was acquired by the Company in September 2003. WHBM is dedicated to being a go-to style destination and authority on wardrobe building. WHBM primarily sells exclusively designed, private branded clothing focusing on women 35 and older. WHBM offers a modern collection to support her every lifestyle moment, selling stylish and versatile clothing and accessory items, including everyday basics, polished casual apparel, relaxed workwear, black and white pieces, and feminine all-occasion dresses. The accessories at WHBM, such as shoes, belts, scarves, handbags and jewelry, are specifically designed to coordinate with each collection, allowing customers to easily individualize their wardrobe selections.

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
Soma
The Soma brand, which began operations in 2004, primarily sells exclusively designed, private branded lingerie, sleepwear and loungewear products focusing on women who want solutions as comfortable as they are beautiful. The Soma brand's core franchises emphasize innovative styles that focus on fit and uncompromising comfort, including vanishing back bras, vanishing edge panties, slimming leggings and cool nights sleepwear.
Bras range in size from 32A-46H. The sleepwear and loungewear offerings range in size from extra small to extra-extra-large.
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
We pursue improving the performance of our brands by building our omnichannel capabilities, managing our store base, growing our online presence, executing marketing plans, effectively leveraging expenses, considering additional sales channels and markets, and optimizing the merchandise offerings of each of our brands. We continue to invest heavily in our omnichannel capabilities so our customers can fully experience our brands in the manner they choose.
We view our stores and e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our operations, allowing us to fulfill orders for all channels from our distribution center ("DC") in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced “Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, we expanded our omnichannel capabilities in fiscal 2018 with the launch of Endless Aisle, our shared inventory system, enabling customers to purchase online and ship from store.
We seek to acquire new customers and retain existing customers by leveraging existing customer-specific data and through targeted marketing, including digital marketing, social media, television, catalogs and mailers. We seek to optimize the potential of our brands with improved product offerings, potential new merchandise opportunities, and brand extensions that enhance the current offerings, as well as through our continued emphasis on our trademark “Most Amazing Personal Service” standard. We also will continue to consider potential alternative sales channels for our brands, including international franchise, wholesale, licensing and other opportunities.

In fiscal 2016, we implemented cost reduction and operating efficiency initiatives, including realigning marketing and digital commerce, improving supply chain efficiency and reducing non-merchandise expenses. In fiscal 2017, we focused on our brand positioning and evolving the customer experience and leveraging actionable retail science to drive sales. In fiscal 2018, we launched multiple initiatives that utilize technology and new platforms to drive growth such as Endless Aisle and Style ConnectTM (which enables store associates to personalize the customer experience). As a result of these multi-year initiatives, we have the technology and tools in place to leverage our omnichannel capabilities, which should allow us to capture and stay connected with our customers, whether in-store or online.
We are committed to enhancing our effectiveness and efficiency to better meet customer expectations and drive profitable growth. In the fourth quarter of fiscal 2018, we announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network with the closure of at least 250 stores in the United States over the next three years. Building upon management's strategic decision to right-size our retail fleet, we also commenced a comprehensive review of our operations to ensure the business is structured for agility, speed and innovation. These initiatives are part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs, improve profitability and return on invested capital.
Our Customer Service Model
We strive to deliver outstanding and personalized customer service to our customers through our trademark “Most Amazing Personal Service” standard. We believe this service model is one of our competitive advantages and a key to our continued success. An important aspect to the successful implementation of this model involves specialized training we provide our sales associates to help them better meet their customers’ fashion and wardrobe needs. Such needs may include clothing and accessory style, color selection, coordination of complete outfits and suggestions on different ways to wear the clothing and accessories. Our sales associates are encouraged to develop long-term relationships with their customers, to know their customers’ preferences and to assist our customers in selecting merchandise best suited to their tastes and wardrobe needs. Our brands utilize Style Connect to access customer purchase history and style preferences as a clienteling tool that enhances the shopping experience in a personalized and efficient manner.

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

•
WHBM. With “WHBM Rewards”, a customer can join at no cost for tier-based discounts, a 5% discount after spending a specified amount, free shipping, special promotions and invitations to private sales based on annual spend.

•
Soma. A Soma customer can join “Love Soma Rewards” at no cost and earns points based on purchases. Features of the program include reward coupons at specified loyalty point levels, exclusive promotions and free shipping.

Our Boutiques and Outlet Stores
Our boutiques are located in upscale indoor shopping malls, outdoor shopping areas and standalone street-front locations in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. Boutique locations are determined based on various factors, including, but not limited to: market and demographic characteristics, nearby competitors, our own network of existing boutiques, the location of the shopping venue, including the site within the shopping center, proposed lease terms, anchor or other co-tenants, parking accommodations and convenience. Our merchandise is also sold through international franchise locations in Mexico, including boutique locations as well as shop-in-shop formats within a department store environment.
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

As of February 2, 2019, we operated 1,418 retail stores in 46 states, Puerto Rico, the U.S. Virgin Islands and Canada, and sold merchandise through 83 international franchise locations in Mexico. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year
Stores	2018	2017	2016	2015	2014
Stores at beginning of year	1,460	1,501	1,518	1,547	1,472
Opened	5	7	17	40	109
Closed	(47)	(48)	(34)	(69)	(34)
Total Stores	1,418	1,460	1,501	1,518	1,547

	Fiscal Year End
Stores by Brand	2018	2017	2016	2015	2014
Chico’s frontline boutiques	551	568	587	604	613
Chico’s outlets	125	120	116	117	118
Chico's Canada	4	4	4	4	3
Chico’s total	680	692	707	725	734
WHBM frontline boutiques	390	404	423	429	441
WHBM outlets	65	69	71	71	68
WHBM Canada	6	6	6	6	5
WHBM total	461	479	500	506	514
Soma frontline boutiques	258	270	275	269	263
Soma outlets	19	19	19	18	17
Soma total	277	289	294	287	280
Boston Proper boutiques	—	—	—	—	19
Total Stores	1,418	1,460	1,501	1,518	1,547
Under our retail fleet optimization plan, we expect to close approximately 100 Chico’s, 90 White House Black Market and 60 Soma locations over the next three years, with the majority of the closings occurring in years two and three. We continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise. Our unaffiliated franchisee expects to continue opening international franchise locations in Mexico.

Information Technology/Data Analytics
We are committed to having information systems that enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls. We periodically test new technologies and platforms to support and enhance our processes across all areas of our business. We use a proprietary customer database, together with data analytics, to customize our communications and make targeted offers to customers in an effort to increase traffic in-store and online and to increase conversion.
Digital Commerce
Each of our brands has a digital flagship: www.chicos.com, www.whbm.com and www.soma.com, which provide customers the ability to browse and order merchandise, locate our stores and engage with content to enhance the shopping experience. We also offer www.chicosofftherack.com, our e-commerce site that gives customers 24/7 access to the same exclusive styles available at our Chico's Outlet locations.

Our websites are designed to complement the in-store experience and play a vital role in both our omnichannel strategy and the customer experience. Some products are available exclusively online including extended sizes, additional style and color choices, premier partner brands and clearance items. Online merchandise is also available for order through our call center, through clienteling applications in our stores and through third parties, such as Amazon and Borderfree. We also utilize ecommerce solutions, such as ShopRunner, and are exploring new digital opportunities to expand our customer base and drive sales.

We remain focused on our omnichannel approach by ongoing enhancements to all brand websites through new features, functionality, search engine optimization and content designed to improve and evolve the customer's experience.

Marketing and Advertising
Our brands use industry-leading transactional data to develop targeted and effective marketing strategies. In order to optimize our marketing efforts and to attract new customers, we continue to shift our advertising from traditional media, instead placing more emphasis on digital media. We also use predictive modeling and advanced segmentation methodologies to drive customer retention and reactivation.

We use the following marketing and media-mix programs to engage current customers and attract prospective customers:

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

In 2019, our marketing efforts will focus on retaining existing and attracting new customers to our iconic brands' differentiated positioning by leveraging retail science and introducing alternative sales channels.
Product Sourcing
Our product sourcing activities are performed by a centralized shared service team that is focused on maintaining our quality standards and identifying cost-effective opportunities to improve production speed and flexibility. In fiscal 2018, China sources accounted for approximately 48% of our merchandise cost. We take ownership of merchandise either in the foreign country, at a designated point of entry into the United States, or at our DC, depending on the specific terms of sale.
The majority of our merchandise is purchased through key suppliers with whom we have established strategic collaborations; these key suppliers represented 64% of our purchases in fiscal 2018 with our largest supplier accounting for 23% of the total. Currently, we believe our product sourcing is appropriately distributed among suppliers and across countries of manufacture taking into consideration product quality execution, flexibility and speed at an acceptable cost and level of risk.

Merchandise Distribution
The distribution function for all brands is handled from our DC in Winder, Georgia. New merchandise is generally received daily at the DC. Imported merchandise is shipped from the country-of-export either by sea, air, truck or rail, as circumstances require. Domestic merchandise is primarily shipped by truck or rail. Upon arrival at our DC, merchandise is sorted and packaged for shipment to individual stores or is held for future store replenishment or direct shipment to customers. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.
Our DC has been granted Foreign Trade Zone status from both the U.S. Department of Commerce and U.S. Customs and Border Protection. This status facilitates international expansion and allows us to move certain merchandise into the DC without paying U.S. Customs duty until the merchandise is subsequently shipped to domestic stores or online customers.

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
Our Marks include, but are not limited to: CHICO’S, CHICO'S PASSPORT, ZENERGY, SO SLIMMING, WHITE HOUSE BLACK MARKET, WHBM REWARDS, WORK KIT, SOMA, SOMA INTIMATES, ENTICING, COOL NIGHTS, EMBRACEABLE, ENBLISS, VANISHING BACK, VANISHING EDGE, LOVE SOMA REWARDS and CHICO'S OFF THE RACK. We have registered or are seeking to register a number of these Marks in the United States, Canada, Mexico and other foreign countries.
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
Our Code of Ethics, which is applicable to all of our employees, including the principal executive officer, the principal financial officer and the Board of Directors ("Board"), is posted on our investor relations website. Any amendments to or waivers from our Code of Ethics are also available on this website. Charters of each of the Audit Committee, Human Resources, Compensation and Benefits Committee, Corporate Governance and Nominating Committee and Executive Committee as well as the Corporate Governance Guidelines, Insider Trading Policy, Whistleblower Policy, Terms of Commitment to Ethical Sourcing and Stock Ownership Guidelines are available on this website or upon written request by any shareholder.
Employees
As of February 2, 2019, we employed approximately 18,500 people, 27% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, approximately 90% of our employees worked in our boutique and outlet stores. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees. We consider the overall relations with our employees to be good.

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

1. Failure to identify and respond to fashion trends that appeal to our customer and implement and manage our business strategy may adversely impact sales and profitability
Our future success depends, in part, upon our ability to identify and respond to fashion trends in a timely manner and develop innovative, high-quality merchandise in styles that appeal to our consumers and in ways that favorably distinguish us from our competitors. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, influenced by fashion and season. These fluctuations affect the inventory sourced by our brands as merchandise typically must be ordered well in advance of the selling season. There can be no assurance that we will appropriately anticipate consumer demands and accurately plan brand-right inventory in the future.

Our long-term omnichannel business strategy is dependent upon a number of other factors, including, but not limited to, customer shopping habits (such as online versus in-store) and discretionary income, identifying and developing new brand extensions, markets and channels of distribution, effectively using and evolving our marketing resources and programs to communicate with existing and potential customers, maintaining favorable brand recognition, effectively managing our store base, including management of store productivity and negotiating acceptable lease terms, effectively managing our franchise, wholesale and licensing relationships to optimize sales and margin and to protect our brands, having the appropriate corporate resources to support our business strategies, sourcing appropriate levels of inventory in line with sales expectations and then managing its disposition, hiring, training and retention of qualified employees, generating sufficient operating cash flows to fund our business strategies, maintaining brand-specific websites that offer the system functionality, service and security customers expect, and correctly identifying, implementing and maintaining appropriate technology to support our business strategies.

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

3. Risks of expanding internationally
Our current strategy includes potential expansion of our operations and presence internationally. As part of that strategy, we may face unanticipated and significant costs and challenges in setting up foreign offices, hiring experienced management or franchising partners, negotiating profitable licensing or franchising agreements, obtaining prime locations for stores, introducing and marketing our brands, and others.

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

7. Fluctuating comparable sales and operating results
Our comparable sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. In addition to other factors discussed in this Item 1A., a variety of factors affect comparable sales and operating results, including changes in fashion trends, changes in our merchandise mix, customer acceptance of merchandise offerings, the timing of marketing activities, calendar shifts of holiday periods, the periodic impact of a fifty-three-week fiscal year, weather conditions and general economic conditions. In addition, our ability to address the current challenges of sustained declining store traffic combined with a highly promotional retail environment and our execution of our retail fleet optimization plan and related store closings may impact our comparable sales, operating results and ability to maintain or gain market share. Past comparable sales or operating results are not an indicator of future results.

Omnichannel Operations

Our omnichannel operations (including our websites and catalogs) are a critical part of our customers’ overall experience with our brands and will be a significant contributor to our future business growth and profitability. Our inability or failure to successfully manage and maintain those operations could materially and adversely impact our results of operations. Specific risks include, but are not limited to, the following:

Risk	Description

8. Reliance on technology
Our brands’ websites and select systems, including our integrated inventory management system, are heavily dependent on technology, which creates numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of technology to operate the websites and systems as anticipated, reliance on third-party computer hardware and software providers, computer viruses, telecommunication failures, liability for online content, systems and data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions. Our failure to successfully assess and respond to these risks could negatively impact sales, increase costs, inhibit our ability to acquire new customers and damage the reputation of our brands.

9. Reliance on the U.S. Postal Service and other shipping vendors
We utilize shipping vendors to support our operations. Any significant and unanticipated increase in shipping costs, reduction in service, or slow-down in delivery could impair our ability to deliver merchandise in a timely or economically efficient manner.

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

10. Inability to successfully launch other channels of sales, marketing and distribution
Our strategic plans include additional channels for the marketing and sale of our product and brands, including through franchise, wholesale, licensing and alternative distribution models. Each of these methods presents new operational, reputational and financial challenges for us. Our inability to find the right markets, partners or business models, our inability to negotiate agreements that protect our profit and brand quality and reputation, or our inability to accurately anticipate the resources, systems and operational needs that go along with these new ventures could result in lower than expected returns and adversely impact other areas of our business.

Information Technology Systems

In addition to the dependence of our retail websites and other systems on technology as discussed above, we also rely on various information technology systems to manage our overall operations, and failure of those systems to operate as expected or a significant interruption in service could materially adversely impact our consolidated financial condition and results of operations. Risks include, but are not limited to, the following:

Risk	Description

11. Disruptions while maintaining current systems or difficulties in integrating new systems
We and third-party providers on whom we rely regularly maintain, upgrade, enhance or replace our websites and information technology systems to support our business strategies and provide business continuity. Replacing legacy systems with successor systems, making changes to existing systems or acquiring new systems with new functionality have inherent risks including disruptions, delays, gaps in functionality, user acceptance, adequate user training or other difficulties that may impair the effectiveness of our information technology systems.

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

While we have implemented measures reasonably designed to prevent security breaches and cyber incidents, and while we have taken steps to comply with PCI and other laws, those measures may not be effective and we may experience them in the future. We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increasing costs including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

A breach or cyber incident through any means, including indirectly through third-party service providers and vendors, could result in the loss or misuse of data and could result in significant fines, penalties, damages, loss of business, legal expenses, remediation costs, reputational damage or loss of our ability to accept debit and credit cards as forms for payment. In addition, changes in laws or regulations, the PCI standards or technology, could result in increased expenses due to system or administrative costs.

Sourcing and Distribution Strategies

Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

13. Reliance on foreign sources of production
The majority of the merchandise we sell is produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, non-compliance with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, potential changes to the North American Free Trade Agreement and other international trade agreements, imposition of new legislation relating to import quotas, imposition of new or increased duties, taxes, or other charges on imports, foreign exchange rate challenges and pressures presented by implementation of monetary policy by the Federal Reserve and other international central banks, challenges from local business practices or political issues, transportation disruptions, our shift to a predominantly FOB (free on board) shipping structure rather than predominantly DDP (delivered duty paid), natural disasters, delays in the delivery of cargo due to port security considerations or government funding; seizure or detention of goods by U.S. Customs authorities, or a reduction in the availability of shipping sources caused by industry consolidation or other reasons. We continue to source a substantial portion of our merchandise from Asia, including China. A change in exchange rates, labor laws or policies affecting the costs of goods in Asia could negatively impact our merchandise costs. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections or other factors, could also have a negative impact.

There have been ongoing discussions and commentary regarding potential significant changes to the United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. In 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted tariffs on imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of other Chinese products with an additional combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10%, with the potential for significant increases if the U.S. and China do not reach a new trade deal in the near term. There is significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. Significant tariffs or other restrictions placed on Chinese imports and any related counter-measures that are taken by China could have an adverse effect on our financial condition or results of operations. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products and services, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy around the world. Given the relatively fluid regulatory environment in China and the United States and relative uncertainty with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our financial results and results of operations.

14. Our suppliers’ inability to provide quality goods in a timely manner
We are subject to risk because we do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. A key supplier may become unable to address our manufacturing needs for a variety of reasons. If we were unexpectedly required to change suppliers or if a key supplier were unable to supply quality merchandise in sufficient quantities on acceptable terms, we could experience a significant impact to the supply or cost of merchandise.

15. Reliance upon one supplier
Approximately 23% of total purchases in fiscal 2018 and fiscal 2017 were made from one supplier, and we cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise. However, we have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and our continued good relations with them.

16. Our suppliers’ failure to implement acceptable labor practices
Although we have adopted our Terms of Commitment to Ethical Sourcing and use the services of third-party audit firms to monitor compliance with these terms, some of our independent suppliers may not be in complete compliance with our guidelines at all times. The violation of labor or other laws by any of our key independent suppliers or the divergence of an independent supplier’s labor practices from those generally accepted by us as ethical could interrupt or otherwise disrupt the shipment of finished merchandise or damage our reputation.

17. Reliance on one location to distribute goods for our brands
With minor exceptions, the distribution functions for all of our brands are handled from our DC in Winder, Georgia and a significant interruption in the operation of that facility due to changes to existing systems, use of other facilities, natural disasters, severe weather, accidents, system failures, capacity constraints or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill online or catalog orders.

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

20. Our inability to retain or recruit key personnel
Our success and ability to properly manage our business depends to a significant extent upon our ability to attract, develop and retain qualified employees, including executive and senior management and talented merchants. Competition for talented employees within our industry is intense. Failure to recruit and retain such personnel and implement appropriate succession planning, including the transition of new executives, particularly at the senior executive level, could jeopardize our future success.

21. Our inability to achieve the results of our strategic initiatives
We have launched significant initiatives designed to reposition our brands, drive sales, acquire new customers, establish new channels of distribution, achieve organization efficiency and further align the organizational structure for long-term growth. These initiatives require substantial internal change and effort, including reductions and changes in vendors and personnel, reductions in store locations and significant adjustments in how we design and source product and how we ultimately present and sell it to our customers. These initiatives may not deliver all of the results we expect. Moreover, the process of implementing them places significant stress on the Company and could result in unexpected short-term interruptions or negative impacts to our business, such as disruptions to our current business processes as we migrate to the new processes, or failure to successfully migrate to those new processes, which could negatively impact product flow, product quality or inventory levels, or result in impairment of long-lived assets.

In addition, there is no assurance that we can complete the implementation of all of these initiatives in the manner or in the time-frame planned, or that, once implemented, they will result in the expected increases in the efficiency or productivity of our business.

22. The terms of our Credit Agreement may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business, manage our operations, and it may be difficult to replace our credit facility

Our credit agreement (the “Agreement”) contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Agreement and the borrowing base (the “Loan Cap”), determined after giving effect to any such transaction or payment, on a pro forma basis. The ability of the Company to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could accelerate the Company's repayment obligations. Also, the inability to obtain credit on commercially reasonable terms in the future when this facility expires could adversely impact our liquidity and results of operations. In addition, market conditions could potentially impact the size and terms of a replacement facility or facilities.

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

24. Our inability to protect our brands’ reputation
Our ability to protect our brands’ reputations is an integral part of our general success strategy and is critical to the overall value of the brands. If we fail to maintain high standards for merchandise quality and integrity in our business conduct or fail to address other risk factors, including threats to data and privacy and cybersecurity, such failures could jeopardize our brands' reputations. Consumers value readily available information from social media and other sources concerning retailers and their goods and services and many times act on such information without further investigation in regards to its accuracy. Any negative publicity, whether true or not, may affect our reputation and brand and, consequently, reduce demand for our merchandise, decrease customer and investor loyalty and affect our vendor relationships.

25. Our inability to protect our intellectual property
Although we devote resources to protect our intellectual property, others may still attempt to imitate our products or infringe upon our intellectual property rights. Other parties may also claim that some of our products infringe on their trademarks, copyrights or other intellectual property rights.

In addition, the intellectual property laws and enforcement practices in many foreign countries can be substantially different from those in the United States. There are also inherent challenges with enforcing intellectual property rights on third party e-commerce websites, especially those based in foreign jurisdictions. We cannot guarantee that such rights are not infringed.

26. Stock price volatility
The market price of our common stock has fluctuated substantially in the past and may continue to do so in the future. Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in operating results or comparable sales, updates on our strategic initiatives, changes in earnings estimates by analysts or the failure of investors or analysts to understand our business strategies or fundamental changes in our business or sector, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, stock markets have experienced periods of significant price or volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

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

29. Changes to accounting rules and regulations may adversely affect our financial results, financial position and cash flows
Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations that are relevant to our business, including but not limited to revenue recognition, leases, impairment of goodwill and intangible assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. See Note 1, to our consolidated financial statements under the heading “Recently Issued Accounting Pronouncements” for a description of recently issued accounting pronouncements, and “Critical Accounting Policies,” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of accounting policies considered to be important to our operational results and financial condition. These and other future changes to accounting rules or regulations could have an adverse impact on our business, operational results, financial position and cash flow presentation.

30. Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations
We are subject to income and other taxes in local, national and international jurisdictions. Our tax returns and other tax matters are also subject to examination by the Internal Revenue Service and other tax authorities and governmental bodies. These examinations may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to various jurisdictions. The results of any tax audits could adversely affect our financial results. Furthermore, our effective tax rate in a given period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction and deductibility of excess share-based compensation.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview” and Note 15 to our consolidated financial statements under the heading “Income Taxes” for further information on the provisions of the Tax Act and its impact on the Company’s financial condition and results of operations. The Company has recorded the impact of the Tax Act through its provision for income taxes in fiscal 2018 pursuant to Accounting Standards Codification ("ASC") 740, Income Taxes, and the SEC Staff Accounting Bulletin 118.

31. The Company cannot provide any assurance that in the future the Company will continue to pay dividends or continue to repurchase stock pursuant to its share repurchase program
All decisions regarding authorization to pay a dividend on the Company’s common stock or approve a share repurchase program will be made by the Company’s Board of Directors (the “Board”) from time to time based on the Board’s evaluation of the best interests of the Company and its shareholders. The Board will complete each evaluation based on a review of the Company’s stock price, future earnings, financial condition and other factors deemed relevant. There is no assurance that the Board will continue to declare dividends on the Company’s common stock in the future. The Company’s current share repurchase program authorizes $300 million in share repurchases of the Company’s common stock, of which $55.2 million remained available under the program as of February 2, 2019. However, the Company is not obligated to make any purchases under the share repurchase program and the program may be discontinued at any time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Stores
At fiscal year-end for 2018, 2017 and 2016 our total consolidated selling square feet was 3.4 million, 3.5 million and 3.6 million, respectively. For a general description of our leases, see Note 1 to our consolidated financial statements under the heading "Operating Leases." As of February 2, 2019, our 1,418 stores were located in 46 states, Puerto Rico, the U.S. Virgin Islands and Canada, as follows:

Alabama	19	Maryland	38	Oregon	15
Arizona	34	Massachusetts	30	Pennsylvania	66
Arkansas	12	Michigan	36	Rhode Island	4
California	143	Minnesota	27	South Carolina	35
Colorado	24	Mississippi	11	South Dakota	4
Connecticut	21	Missouri	27	Tennessee	33
Delaware	8	Montana	3	Texas	134
Florida	124	Nebraska	9	Utah	9
Georgia	56	Nevada	18	Virginia	44
Idaho	5	New Hampshire	6	Washington	24
Illinois	59	New Jersey	49	West Virginia	4
Indiana	23	New Mexico	7	Wisconsin	17
Iowa	7	New York	56	U.S. Virgin Islands	1
Kansas	14	North Carolina	45	Puerto Rico	5
Kentucky	16	North Dakota	4	Ontario, Canada	10
Louisiana	19	Ohio	46
Maine	3	Oklahoma	14
NSSC and Distribution Centers
Our NSSC is located on approximately 63 acres in Fort Myers, Florida and consists of approximately 504,000 square feet of office space. Our distribution center is located on approximately 110 acres in Winder, Georgia and consists of approximately 550,000 square feet of distribution, fulfillment, call center and office space.

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 12 to the accompanying consolidated financial statements under the heading “Commitments and Contingencies.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock trades on the NYSE under the symbol “CHS”. On March 4, 2019, the last reported sale price of the Common Stock on the NYSE was $5.86 per share. The number of holders of record of common stock on March 4, 2019 was 1,083.
In November 2015, we announced a $300 million share repurchase authorization for the Company's common stock. During the fourth quarter of fiscal 2018, we repurchased 8.6 million shares of the Company's common stock, for a total fiscal 2018 repurchase of 12.2 million shares at approximately $81.1 million. In fiscal 2017, we repurchased 2.7 million shares of the Company's common stock at approximately $27.4 million. There was approximately $55.2 million remaining under the program at the end of fiscal 2018. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors.

In fiscal 2018, we repurchased 411,240 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 54,657 were repurchased in the fourth quarter and are included in the following chart (amounts in thousands except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
November 4, 2018 – December 1, 2018	609,857	$5.24	555,200	$102,466
December 2, 2018 – January 5, 2019	6,528,743	5.78	6,528,743	64,742
January 6, 2019 – February 2, 2019	1,552,024	6.15	1,552,024	55,192
Total	8,690,624	5.81	8,635,967

Five Year Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on February 1, 2014 and the reinvestment of dividends.

	02/01/14	01/31/15	01/30/16	01/28/17	02/03/18	02/02/19
Chico’s FAS, Inc.	$100	$102	$65	$82	$62	$40
S&P 500 Index	100	114	113	137	168	168
S&P 500 Apparel Retail Index	100	126	136	135	144	163

ITEM 6.	SELECTED FINANCIAL DATA
Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto referenced in this Annual Report on Form 10-K.

	Fiscal Year
	2018 (52 weeks)	2017 (53 weeks)	2016 (52 weeks)	2015 (52 weeks)	2014 (52 weeks)

	(dollars in thousands, except per share amounts and number of stores data)
Summary of Operations:[1]
Net sales	$2,131,140	$2,282,379	$2,476,410	$2,660,635	$2,693,929
Gross margin	763,414	864,777	946,836	1,026,871	1,034,238
Gross margin as a percent of net sales	35.8%	37.9%	38.2%	38.6%	38.4%
Income (loss) from operations	43,666	145,170	140,702	(13,084)	116,343
Income (loss) from operations as a percent of net sales	2.0%	6.4%	5.7%	(0.5)%	4.3%
Net income	35,613	101,000	91,229	1,946	64,641
Net income as a percent of net sales	1.6%	4.4%	3.7%	0.1%	2.4%

Per Share Data:
Net income per common share-basic	$0.28	$0.79	$0.69	$0.01	$0.42

Net income per common and common equivalent share–diluted	$0.28	$0.79	$0.69	$0.01	$0.42

Weighted average common shares outstanding–basic	122,662	125,341	128,995	138,366	148,622

Weighted average common and common equivalent shares outstanding–diluted	122,729	125,403	129,237	138,741	149,126

Cash dividends per share	$0.34	$0.33	$0.32	$0.31	$0.30

Balance Sheet Data (at year-end):
Cash and marketable securities	$186,115	$220,131	$192,505	$140,145	$259,912
Total assets	1,007,034	1,087,605	1,108,994	1,166,052	1,438,581
Working capital	209,954	247,557	174,766	167,190	255,405
Long-term debt	57,500	53,601	68,535	82,219	—
Shareholders’ equity	579,964	656,382	609,173	639,788	943,621

Other Selected Operating Data:
Percentage (decrease) increase in comparable sales	(4.9)%	(7.7)%	(3.7)%	(1.5)%	0.0%
Purchases of property and equipment, net	$54,187	$48,530	$47,836	$84,841	$119,817
Total depreciation and amortization	$91,333	$96,310	$109,251	$118,800	$122,269
Goodwill and trade name impairment, pre-tax charges	$—	$—	$—	$112,455	$30,100
Restructuring and strategic charges, pre-tax	$—	$—	$31,027	$48,801	$16,745
Total stores at year end	1,418	1,460	1,501	1,518	1,547
Total selling square feet (in thousands)	3,413	3,513	3,612	3,652	3,706

____________________________

[1]	Five-year table includes the operating results of Boston Proper through fiscal 2015, when the Company exited the business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. References herein to “Notes” refer to the Notes to our consolidated financial statements. Each of the periods presented had fifty-two weeks, except for fiscal 2017, which consisted of fifty-three weeks.

EXECUTIVE OVERVIEW

We are a leading omnichannel specialty retailer of women’s private branded, sophisticated, casual-to-dressy apparel, intimates and complementary accessories, operating under the Chico’s, White House Black Market (“WHBM”) and Soma brand names in the United States, Puerto Rico, the U.S. Virgin Islands and Canada. Our distinct lifestyle brands serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic and international retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through an unaffiliated franchise partner in Mexico and through third-party channels.
We utilize an integrated, omnichannel approach to managing our business. We want our customers to experience our brands holistically and to view the various retail channels we operate as a single, integrated experience rather than as separate sales channels operating independently. This approach allows our customers to browse, purchase, return or exchange our merchandise through whatever sales channel and at whatever time is most convenient. As a result, we track total sales and comparable sales on a combined basis.

2018 Financial Highlights
• Earnings per share of $0.28
• $124 million returned to shareholders, consisting of $81 million in share repurchases and $43 million in dividends

Income from Operations and Select Charges
The following table depicts income from operations and select charges for fiscal 2018, 2017 and 2016:

	Fiscal 2018	Fiscal 2017	Fiscal 2016

	(dollars in millions)
Income from operations	$44	$145	$141
Restructuring and strategic charges	—	—	31

Earnings per diluted share for fiscal 2018 was $0.28 compared to $0.79 in fiscal 2017. The change in earnings per share reflects a decrease in net income partially offset by the impact of share repurchases in fiscal 2018. Fiscal 2018 net income includes the unfavorable impact of impairment and accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan, partially offset by the favorable tax benefit of approximately $5 million related to the Tax Act. Fiscal 2017 net income includes the favorable impact of the Tax Act of approximately $10 million, as well as the benefit of the fifty-third week of approximately $4 million after-tax, partially offset by the unfavorable impact of hurricanes Harvey, Irma and Maria (collectively, "the Hurricanes") of approximately $5 million, after-tax.

Key Initiatives
Fiscal 2018 key initiatives included:
• made significant progress developing a fully integrated omnichannel platform
• initiated retail fleet optimization plan
• expanded review of Company operations
• forged new key relationships, including ShopRunner, Amazon and QVC

Future Outlook
The Company’s anticipated fiscal 2019 outlook is as follows[1]:
• a low-single-digit percentage decline in total net sales and consolidated comparable sales compared to fiscal 2018
• gross margin, as a percent of sales, to be approximately flat to down 50 basis points compared to fiscal 2018, due to incremental costs associated with our omnichannel programs [2]
• selling, general and administrative expenses to be approximately flat compared to fiscal 2018, reflecting investments in Soma marketing, offset by continued cost management
• fiscal 2019 tax rate in the range of 30% to 33%, primarily as a result of an increase in tax expense related to the accounting for share-based awards
• capital expenditures to be approximately $55 million, primarily driven by technology enhancements and focused store reinvestments
• approximately 60 to 80 store closures, net
1 The Company's outlook could be impacted by changes in expected charges related to our retail fleet optimization plan as guidance for Accounting Standard Update 2016-02, Leases, continues to develop.
2 The fiscal 2018 gross margin rate of 35.8% includes the unfavorable impact of approximately $11 million, or 50-basis points, related to our retail fleet optimization plan.
RESULTS OF OPERATIONS
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for fiscal 2018, 2017 and 2016:

	Fiscal 2018%		Fiscal 2017%		Fiscal 2016%

	(dollars in millions)
Chico’s	$1,099	51.6%	$1,188	52.0%	$1,286	51.9%
WHBM	695	32.6	751	32.9	846	34.2
Soma	338	15.8	344	15.1	344	13.9
Total net sales	$2,131	100.0%	$2,282	100.0%	$2,476	100.0%
For fiscal 2018, net sales were $2.1 billion compared to $2.3 billion in fiscal 2017. This decrease of 6.6% reflects a comparable sales decline of 4.9%, the $29 million benefit of the fifty-third week in fiscal 2017 and the impact of a 2.9% net decrease in selling square footage in 2018. The comparable sales decline was driven by a decrease in transaction count and lower average dollar sale. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales. The comparable sales calculation excludes the negative impact of stores closed four or more days, international sales and sales attributable to the fifty-third week in fiscal 2017.
For fiscal 2017, net sales were $2.3 billion compared to $2.5 billion in fiscal 2016. This decrease of 7.8% primarily reflects a comparable sales decline of 7.7% as well as a 2.7% net decrease in selling square footage in 2017, partially offset by the $29 million benefit of the fifty-third week in fiscal 2017. The comparable sales decline consisted of lower average dollar sale and a decline in transaction count.
The following table depicts comparable sales percentages for Chico's, WHBM and Soma for fiscal 2018, 2017 and 2016:

	Fiscal 2018 [1]	Fiscal 2017 [2]	Fiscal 2016
Chico's	(6.8)%	(7.2)%	(5.3)%
WHBM	(4.6)%	(10.9)%	(2.8)%
Soma	0.6%	(1.5)%	0.5%
Total Company	(4.9)%	(7.7)%	(3.7)%
1 Comparable sales for the fifty-two weeks ended February 2, 2019 have been adjusted to eliminate the impact of the calendar shift due to the fifty-third week in fiscal 2017. Fiscal 2018 comparable sales represent sales for the fifty-two weeks ended February 2, 2019 compared to sales for the fifty-two weeks ended February 3, 2018.
2 The fifty-third week of fiscal 2017 is excluded from the comparable sales calculation.

Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for fiscal 2018, 2017 and 2016:

	Fiscal 2018	Fiscal 2017	Fiscal 2016

	(dollars in millions)
Cost of goods sold	$1,368	$1,418	$1,530
Gross margin	$763	$865	$947
Gross margin percentage	35.8%	37.9%	38.2%
For fiscal 2018, gross margin was $763 million, or 35.8%, compared to $865 million, or 37.9%, in fiscal 2017. The decline in gross margin primarily reflects the continued expansion of our omnichannel programs and deleverage of occupancy costs as well as a 50-basis point charge due to our retail fleet optimization plan, partially offset by an improvement in merchandise margin.
For fiscal 2017, gross margin was $865 million, or 37.9%, compared to $947 million, or 38.2%, in fiscal 2016. This 30-basis point decrease from fiscal 2016 primarily reflects deleverage of occupancy costs as a percent of sales, partially offset by an improvement in merchandise margin and a decrease in incentive compensation.
Selling, General and Administrative Expenses
The following table depicts selling, general and administrative expenses ("SG&A"), which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for fiscal 2018, 2017 and 2016:

	Fiscal 2018	Fiscal 2017	Fiscal 2016

	(dollars in millions)
Selling, general and administrative expenses	$720	$720	$775
Percentage of total net sales	33.8%	31.5%	31.2%

For fiscal 2018, SG&A was $720 million, or 33.8%, compared to $720 million, or 31.5%, in fiscal 2017. This 230-basis point increase primarily reflects investments in marketing and technology as well as deleverage of store-operating costs.
For fiscal 2017, SG&A was $720 million, or 31.5%, compared to $775 million, or 31.2%, in fiscal 2016. This $56 million decrease, or 7.2% decline, primarily reflects a reduction in store-related costs and marketing spend, partially offset by the impact of the fifty-third week in fiscal 2017.
Retail Fleet Optimization Plan
In the fourth quarter of fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network with the closure of at least 250 stores in the United States over the next three years. This initiative is part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs, improve profitability and return on invested capital. In fiscal 2018, the Company recorded pre-tax impairment and accelerated depreciation charges within cost of goods sold of approximately $9 million and $1 million, respectively, associated with this retail fleet optimization plan. The fiscal 2018 after-tax impact of these charges was approximately $8 million.
Restructuring and Strategic Charges
In the fourth quarter of fiscal 2014, we initiated a restructuring program, including the acceleration of domestic store closures and an organizational realignment, to ensure that resources align with long-term growth initiatives, including omnichannel. Restructuring and strategic charges for fiscal 2016 were $31 million, primarily consisting of $12 million in outside services, $9 million in severance costs and $6 million in proxy solicitation costs. The fiscal 2016 after-tax impact of the restructuring and strategic charges totaled $19 million. We substantially completed this restructuring and strategic program in fiscal 2016 and closed the stores identified for closure in connection with this program. We did not incur any material additional expenses related to this restructuring and strategic program in fiscal 2017 or fiscal 2018.
Provision for Income Taxes
Our effective tax rate was 17.8%, 29.7% and 34.2%, for fiscal 2018, 2017 and 2016, respectively. The fiscal 2018 effective tax rate reflects benefits from the Tax Act which include the lower federal statutory rate of 21% compared to a fiscal 2017 blended federal tax rate of 33.8% due to the timing of the effective date of the Tax Act. The fiscal 2018 effective tax rate also reflects approximately $5 million of transitional tax reform benefits related to fiscal 2017, partially offset by an approximate $1 million increase in tax expense related to the accounting for employee share-based awards. The fiscal 2017 effective tax rate reflects an approximate $10 million benefit related to the Tax Act, partially offset by the recognition of the tax impact of deficiencies resulting from our adoption of the new accounting guidance related to employee share-based payment transactions. The fiscal 2016 effective tax rate reflects the impact of the disposition of Boston Proper's stock and goodwill impairment charges, partially offset by an outside basis difference realized upon the sale and subsequent liquidation of the Boston Proper business, which the Company liquidated in fiscal 2015. Excluding the aforementioned favorable and unfavorable impacts to the effective tax rates, the fiscal 2018, 2017 and 2016 effective rates would have been 25.8%, 36.4% and 37.2%, respectively.

Net Income and Earnings Per Diluted Share
Net income for fiscal 2018 was $36 million, or $0.28 per diluted share, compared to net income for fiscal 2017 of $101 million, or $0.79 per diluted share. The change in earnings per share reflects a decrease in net income partially offset by the impact of share repurchases in fiscal 2018. Fiscal 2018 net income includes the unfavorable impact of impairment and accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan, partially offset by the favorable tax benefit of approximately $5 million related to the Tax Act.
Net income for fiscal 2017 was $101 million, or $0.79 per diluted share, compared to net income for fiscal 2016 of $91 million, or $0.69 per diluted share. The change in earnings per share primarily reflects the increase in fiscal 2017 net income. Fiscal 2017 net income includes the favorable impact of the Tax Act of approximately $10 million when compared to fiscal 2016 and the benefit of the fifty-third week of approximately $4 million, after-tax, partially offset by the unfavorable impact of the Hurricanes of approximately $5 million, after-tax, recorded in the third quarter of fiscal 2017. Fiscal 2016 results include the impact of restructuring and strategic charges primarily related to outside services, severance costs and proxy solicitation costs of approximately $19 million, after-tax, partially offset by the favorable tax benefit of approximately $4 million related to the disposition of the Boston Proper direct-to-consumer business.

Cash, Marketable Securities and Debt
At the end of fiscal 2018, cash and marketable securities totaled $186 million, a decrease of $34 million compared to the end of fiscal 2017, while debt totaled $58 million, a decrease of $11 million compared to the end of fiscal 2017. This $34 million decrease in cash and marketable securities includes $124 million in return of cash to shareholders through dividends and our share repurchase program.

Inventories
At the end of fiscal 2018, inventories totaled $235 million compared to $234 million at the end of fiscal 2017. This $1 million increase, or 0.6%, primarily reflects accelerated in-transits in fiscal 2018 due to the timing of the Chinese New Year, partially offset by a 7% decrease in on-hand inventory compared to the end of fiscal 2017.
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
Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omnichannel capabilities, including expanded, relocated and remodeled stores; information technology; and supply chain.
The following table summarizes cash flows for fiscal 2018, 2017 and 2016:

	Fiscal 2018	Fiscal 2017	Fiscal 2016

	(dollars in millions)
Net cash provided by operating activities	$158	$167	$231
Net cash used in investing activities	(56)	(58)	(32)
Net cash used in financing activities	(138)	(91)	(147)
Net (decrease) increase in cash and cash equivalents	$(36)	$18	$52
Operating Activities
Net cash provided by operating activities in fiscal 2018 was $158 million compared to $167 million for fiscal 2017. This $9 million decrease primarily reflects a decline in fiscal 2018 net income and an increase in income tax receivables which was partially offset by the timing of vendor payments and payroll accruals, payments made in fiscal 2017 for outside services, the clearing of seasonal merchandise and the impact of lower incentive compensation payments.

Net cash provided by operating activities in fiscal 2017 was $167 million, a decrease of approximately $64 million from fiscal 2016. This decrease primarily results from the settlement of fiscal 2016 accruals for outside services and severance, the timing of tax payments and the impact of a decrease in the incentive compensation accrual, partially offset by the timing of vendor payments.
Investing Activities
Net cash used in investing activities for fiscal 2018 was $56 million compared to $58 million for fiscal 2017. The change in net cash used in investing activities reflects an $8 million net decrease in marketable securities activity as a result of the timing of securities purchases and sales, partially offset by an increase in purchases of property and equipment.
Net cash used in investing activities for fiscal 2017 was $58 million compared to $32 million for fiscal 2016. The change in net cash used in investing activities primarily reflects a $10 million net increase in marketable securities related to the investment of cash from operations in fiscal 2017 and the impact of $16 million in proceeds from the sale of land in fiscal 2016.
Financing Activities
Net cash used in financing activities for fiscal 2018 was $138 million compared to $91 million in fiscal 2017. This $47 million increase in net cash used in financing activities primarily reflects a $54 million increase in share repurchases in fiscal 2018 compared to fiscal 2017, partially offset by a decrease in payments on net borrowings under our credit agreement in fiscal 2018. In fiscal 2018, we paid four cash dividends at $0.085 per share on our common stock, totaling $43 million, and received approximately $2 million in proceeds from issuing approximately 2 million shares related to employee stock ownership plans and stock option exercises.
Net cash used in financing activities for fiscal 2017 was $91 million compared to $147 million in fiscal 2016. The decrease in net cash used in financing activities primarily reflects a $69 million decline in share repurchases in fiscal 2017 compared to fiscal 2016, partially offset by higher payments on borrowings under our previous credit agreement (entered into on May 4, 2015) in fiscal 2017. In fiscal 2017, we paid four cash dividends at $0.0825 per share on our common stock, totaling $43 million, and received approximately $2 million in proceeds from issuing approximately 2 million shares related to employee stock ownership plans and stock option exercises.
Store and Franchise Activity
During fiscal 2018, we had 42 net store closures, consisting of 12 Chico's stores, 18 WHBM stores and 12 Soma stores. As part of our retail fleet optimization plan, the Company expects to close approximately 100 Chico’s, 90 White House Black Market and 60 Soma locations over the next three years, with the majority of the closings occurring in years two and three. We continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise. As of February 2, 2019, the Company's franchise operations consisted of 83 international retail locations in Mexico.
Contractual Obligations
The following table summarizes our contractual obligations at February 2, 2019:

	Total	One year or less	2-3 years	4-5 years	After 5 years

	(in millions)
Operating leases	$803	$186	$316	$190	$111
Purchase orders	336	329	5	2	—
Capital expenditures	11	10	1	—	—
Long-term debt obligations	58	—	—	58	—
Interest payments on long-term debt	9	2	4	3	—
Total	$1,217	$527	$326	$253	$111

As of February 2, 2019, our contractual obligations consisted of: 1) amounts outstanding under operating leases, 2) open purchase orders for inventory and other operating expenses, in the normal course of business, 3) contractual commitments for fiscal 2019 capital expenditures, 4) long-term debt obligations and 5) interest payments on long-term debt.

Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling approximately $2 million at February 2, 2019 from the above table.
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
The previous credit agreement entered into on May 4, 2015 with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and other lenders, which was unsecured and had provided for a term loan commitment in the amount of $100 million and a $100 million revolving credit facility, was terminated on August 2, 2018 in connection with the Company entering into the Agreement described above, and all outstanding amounts thereunder were repaid. We used the proceeds from the initial draw of the revolving loan of the Agreement to repay such obligations.
As of February 2, 2019, $57.5 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the accompanying consolidated balance sheet.
Off-Balance Sheet Arrangements
At February 2, 2019 and February 3, 2018, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

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
Revenue Recognition
Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and employee discounts. For sales from our websites and catalogs, revenue is recognized at the point of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying consolidated statements of income. Amounts paid by customers to cover shipping and handling costs are immaterial.
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
We review our goodwill for impairment at the reporting unit level on an annual basis, or when circumstances indicate its carrying value may not be recoverable. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the carrying value of the reporting unit exceeds its fair value, we will calculate the estimated fair value of the reporting unit. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and EBITDA multiples of similar companies and/or transactions, or other available indications of value. These approaches use significant estimates and assumptions, including projected future cash flows and the timing of those cash flows, discount rates reflecting risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables. Estimating the fair value is judgmental in nature, which could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charges. Upon adoption of Accounting Standards Update ("ASU") 2017-04 as further discussed in Note 1, goodwill impairment charges are calculated as the amount by which a reporting unit's carrying amount exceeds its fair value up to the amount of reported goodwill.
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
Share-Based Compensation Expense
Share-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. The calculation of share-based compensation expense involves estimates that require management’s judgment. We have elected to estimate the expected forfeiture rate for all share-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the share-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. As a result, in the event that a grant’s actual forfeiture rate is materially different from its estimate at the completion of the vesting period, the share-based compensation expense could be significantly different from what we recorded in current and prior periods.
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

Recently Issued Accounting Pronouncements
See Note 1 to the accompanying consolidated financial statements for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods.

Forward-Looking Statements
This Form 10-K may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and business initiatives. These statements may address items such as future sales and sales initiatives, strategic initiatives, customer traffic, gross margin expectations, SG&A expectations, including expected savings, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
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
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the Chico’s Brand Performance Improvement Plan, the Company’s retail fleet optimization plan and the expanded review of the Company’s operations) and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful leadership transition for the Chico’s brand and successful integration of the new members of our senior management team; the ability to respond effectively to actions of activist shareholders and others; the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China), labor, political or other shifts; and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Quarterly Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk of our financial instruments as of February 2, 2019 has not significantly changed since February 3, 2018. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On August 2, 2018, we entered into a new credit agreement, as further discussed in Note 10 to the accompanying consolidated financial statements. The Agreement, which matures on August 2, 2023, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBO rate, plus an interest rate margin, as defined in the Agreement. As of February 2, 2019, $57.5 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the accompanying consolidated balance sheet. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense. This hypothetical analysis may differ from the actual experience or market developments that could result in a change in interest rates under the Agreement.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including corporate bonds, municipal bonds, and U.S. government and agency securities. The marketable securities portfolio as of February 2, 2019, consisted of $42.6 million of securities with maturity dates within one year or less and $19.4 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of February 2, 2019, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chico’s FAS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 19, 2019 expressed an unqualified opinion thereon.
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
Tampa, Florida
March 19, 2019

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	February 2, 2019		February 3, 2018		January 28, 2017
	(52 weeks)		(53 weeks)		(52 weeks)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$2,131,140	100.0%	$2,282,379	100.0%	$2,476,410	100.0%
Cost of goods sold	1,367,726	64.2	1,417,602	62.1	1,529,574	61.8
Gross Margin	763,414	35.8	864,777	37.9	946,836	38.2
Selling, general and administrative expenses	719,748	33.8	719,607	31.5	775,107	31.2
Restructuring and strategic charges	—	0.0	—	0.0	31,027	1.3
Income from Operations	43,666	2.0	145,170	6.4	140,702	5.7
Interest expense, net	(353)	0.0	(1,570)	(0.1)	(1,973)	(0.1)
Income before Income Taxes	43,313	2.0	143,600	6.3	138,729	5.6
Income tax provision	7,700	0.4	42,600	1.9	47,500	1.9
Net Income	$35,613	1.6%	$101,000	4.4%	$91,229	3.7%
Per Share Data:
Net income per common share-basic	$0.28		$0.79		$0.69
Net income per common and common equivalent share–diluted	$0.28		$0.79		$0.69
Weighted average common shares outstanding–basic	122,662		125,341		128,995
Weighted average common and common equivalent shares outstanding–diluted	122,729		125,403		129,237
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	FISCAL YEAR ENDED
	February 2, 2019	February 3, 2018	January 28, 2017
	(52 weeks)	(53 weeks)	(52 weeks)
Net Income	$35,613	$101,000	$91,229
Other comprehensive income:
Unrealized gains (losses) on marketable securities, net of taxes	189	(135)	(39)
Foreign currency translation (losses) gains	(467)	119	(29)
Comprehensive Income	$35,335	$100,984	$91,161
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 2, 2019	February 3, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$124,128	$160,071
Marketable securities, at fair value	61,987	60,060
Inventories	235,218	233,726
Prepaid expenses and other current assets	63,845	60,668
Total Current Assets	485,178	514,525

Property and Equipment, net	370,932	421,038

Other Assets:
Goodwill	96,774	96,774
Other intangible assets, net	38,930	38,930
Other assets, net	15,220	16,338
Total Other Assets	150,924	152,042
	$1,007,034	$1,087,605
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$143,404	$118,253
Current debt	—	15,000
Other current and deferred liabilities	131,820	133,715
Total Current Liabilities	275,224	266,968

Noncurrent Liabilities:
Long-term debt	57,500	53,601
Other noncurrent and deferred liabilities	89,109	103,282
Deferred taxes	5,237	7,372
Total Noncurrent Liabilities	151,846	164,255
Commitments and Contingencies: (see Note 12)

Shareholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized; 158,246 and 156,585 shares issued; and 116,949 and 127,471 shares outstanding, respectively	1,169	1,275
Additional paid-in capital	486,406	468,806
Treasury stock, at cost, 41,297 shares and 29,114 shares, respectively	(494,395)	(413,465)
Retained earnings	587,145	599,810
Accumulated other comprehensive loss	(361)	(44)
Total Shareholders’ Equity	579,964	656,382
	$1,007,034	$1,087,605
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value		Shares	Amount	Retained Earnings		Total
BALANCE, January 30, 2016	135,531	$1,355	$435,881	18,307	$(289,813)	$492,325	$40	$639,788
Net income	—	—	—	—	—	91,229	—	91,229
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(39)	(39)
Foreign currency translation adjustment	—	—	—	—	—	—	(29)	(29)
Issuance of common stock	1,763	18	4,341	—	—	—	—	4,359
Dividends paid on common stock ($0.32 per share)	—	—	—	—	—	(42,303)	—	(42,303)
Repurchase of common stock	(8,541)	(85)	(5,512)	8,110	(96,281)	—	—	(101,878)
Share-based compensation	—	—	21,249	—	—	—	—	21,249
Excess tax benefit from share-based compensation	—	—	(3,203)	—	—	—	—	(3,203)
BALANCE, January 28, 2017	128,753	1,288	452,756	26,417	(386,094)	541,251	(28)	609,173
Net income	—	—	—	—	—	101,000	—	101,000
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(135)	(135)
Foreign currency translation adjustment	—	—	—	—	—	—	119	119
Issuance of common stock	1,931	19	2,108	—	—	—	—	2,127
Dividends paid on common stock ($0.33 per share)	—	—	—	—	—	(42,441)	—	(42,441)
Repurchase of common stock	(3,213)	(32)	(6,735)	2,697	(27,371)	—	—	(34,138)
Share-based compensation	—	—	20,677	—	—	—	—	20,677
BALANCE, February 3, 2018	127,471	1,275	468,806	29,114	(413,465)	599,810	(44)	656,382
Cumulative effect of adoption of ASU 2018-02, ASU 2016-16 and ASU 2014-09 (see Note 1)	—	—	—	—	—	(5,015)	(39)	(5,054)
BALANCE, February 3, 2018, as adjusted	127,471	1,275	468,806	29,114	(413,465)	594,795	(83)	651,328
Net income	—	—	—	—	—	35,613	—	35,613
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	—	189	189
Foreign currency translation adjustment	—	—	—	—	—	—	(467)	(467)
Issuance of common stock	2,073	21	1,527	—	—	—	—	1,548
Dividends paid on common stock ($0.34 per share)	—	—	—	—	—	(43,263)	—	(43,263)
Repurchase of common stock	(12,595)	(127)	(3,710)	12,183	(80,930)	—	—	(84,767)
Share-based compensation	—	—	19,783	—	—	—	—	19,783
BALANCE, February 2, 2019	116,949	$1,169	$486,406	41,297	$(494,395)	$587,145	$(361)	$579,964
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	FISCAL YEAR ENDED
	February 2, 2019	February 3, 2018	January 28, 2017
	(52 weeks)	(53 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net income	$35,613	$101,000	$91,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,333	96,310	109,251
Loss on disposal and impairment of property and equipment	13,628	7,042	10,523
Deferred tax benefit	(2,100)	(2,070)	(8,427)
Share-based compensation	19,783	20,677	21,249
Deferred rent and lease credits	(19,527)	(19,692)	(18,811)
Changes in assets and liabilities:
Inventories	(2,316)	(1,363)	1,472
Prepaid expenses and other assets	10,446	(4,584)	(7,565)
Income tax receivable	(9,196)	(311)	26,749
Accounts payable	25,097	1,950	(13,015)
Accrued and other liabilities	(4,687)	(32,086)	18,659
Net cash provided by operating activities	158,074	166,873	231,314

Cash Flows from Investing Activities:
Purchases of marketable securities	(38,693)	(39,794)	(50,717)
Proceeds from sale of marketable securities	37,007	30,045	50,508
Purchases of property and equipment, net	(54,187)	(48,530)	(47,836)
Proceeds from sale of land	—	—	16,217
Net cash used in investing activities	(55,873)	(58,279)	(31,828)

Cash Flows from Financing Activities:
Proceeds from borrowings	61,250	—	—
Payments on borrowings	(72,500)	(16,250)	(7,500)
Proceeds from issuance of common stock	1,548	2,127	4,359
Dividends paid	(43,208)	(42,516)	(42,254)
Repurchase of common stock	(81,052)	(27,398)	(96,363)
Payments of tax withholdings related to share-based awards	(3,715)	(6,740)	(5,515)
Net cash used in financing activities	(137,677)	(90,777)	(147,273)
Effects of exchange rate changes on cash and cash equivalents	(467)	119	(29)
Net (decrease) increase in cash and cash equivalents	(35,943)	17,936	52,184
Cash and Cash Equivalents, Beginning of period	160,071	142,135	89,951
Cash and Cash Equivalents, End of period	$124,128	$160,071	$142,135

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,272	$2,546	$2,316
Cash paid for income taxes, net	$22,697	$49,758	$25,863
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)

1.	BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business
The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us” and “our”). We operate as an omnichannel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates and complementary accessories. We currently sell our products through retail stores, catalogs and via our websites at www.chicos.com, www.chicosofftherack.com, www.whbm.com and www.soma.com. As of February 2, 2019, we had 1,418 stores located throughout the United States, Puerto Rico, the U.S. Virgin Islands and Canada, and sold merchandise through 83 international franchise locations in Mexico.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these consolidated financial statements are the fiscal years ended February 2, 2019 (“fiscal 2018” or “current period”), February 3, 2018 (“fiscal 2017” or “prior period”) and January 28, 2017 (“fiscal 2016”). Fiscal 2018 and 2016 each contained 52 weeks while fiscal 2017 contained 53 weeks.
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

Adoption of New Accounting Pronouncements
On August 17, 2018, the SEC adopted a final rule that eliminates or amends certain disclosure requirements that were deemed redundant and outdated in light of changes in SEC requirements, U.S. GAAP or changes in technology or the business environment. The final rule became effective November 5, 2018. The eliminated or amended disclosures did not have a material impact on the Company’s consolidated financial statements.
In the third quarter of fiscal 2018, we early adopted the guidance of Accounting Standards Update ("ASU") 2018-15, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, which aligns the requirements for capitalizing implementation costs in a cloud computing arrangement (“CCA”) service contract with the requirements for capitalizing implementation costs incurred for an internal-use software license. Under this guidance, entities that enter into hosted CCA service contracts will apply the existing internal-use software guidance to determine which implementation costs are capitalized or expensed depending on the nature of the costs and project stage during which they are incurred. Capitalized implementation costs are presented in the same line item of the balance sheet that a prepayment of fees for the associated hosting arrangement is presented and will be amortized over the term of the associated hosted CCA service on a straight-line basis. Amortization of capitalized implementation costs will be presented in the same line on the income statement as fees for the associated hosted CCA service. The provisions of ASU 2018-15 were adopted on a prospective basis and prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. In fiscal 2018, the Company recorded $1.1 million in capitalized CCA service contract implementation costs which is presented it in other assets, net, in the accompanying consolidated balance sheets.
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
In the first quarter of fiscal 2018, we adopted the guidance of ASU 2014-09, Revenue from Contracts with Customers. The updated guidance outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. Through our evaluation of the impact of this ASU 2014-09, we identified certain changes that were made to our accounting policies, practices, systems and controls upon adoption which include: 1) revenue related to our online sales are recognized at the shipping point rather than upon delivery to customer; 2) timing of our recognition of advertising expenses, whereby certain expenses that previously were amortized over their expected period of future benefit are expensed the first time the advertisement appears; 3) presentation of estimated merchandise returns as both an asset, equal to the inventory value net of processing costs, and a corresponding return liability, compared to the previous practice of recording an estimated net return liability; and 4) the recognition of any future franchise development fees will be recognized over the license period. Upon adoption, the Company’s accounting policies and treatment over revenue recognition are consistent with the provisions of ASU 2014-09 and represent a faithful depiction of the transfer of promised goods or services to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The provisions of ASU 2014-09 were adopted on a modified retrospective basis with a cumulative adjustment to opening retained earnings, and prior period amounts have not been adjusted and continue to be reported in accordance with the previous guidance. In the first quarter of fiscal 2018, the Company recorded a cumulative effect adjustment of $0.7 million as an increase to opening retained earnings upon adoption of ASU 2014-09.

Adjustments to Presentation Upon Adoption of New Accounting Pronouncements
The following table presents the effects that the aforementioned adopted accounting standards had on our February 3, 2018 consolidated balance sheet (in thousands):

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
Had the Company not adopted the provisions of ASU 2014-09, the effects of adoption of this standard on our consolidated statement of income for fiscal 2018 and consolidated balance sheet as of February 2, 2019 were as follows:

	FISCAL YEAR ENDED
	February 2, 2019
	As Reported	Effects of Standard	Balances Without Adoption of ASU 2014-09
Sales	$2,131,140	$(2,670)	$2,128,470
Cost of Goods Sold	1,367,726	(1,887)	1,365,839
Selling, general and administrative expenses	719,748	(621)	719,127

	February 2, 2019
	As Reported	Effects of Standard	Balances Without Adoption of ASU 2014-09
ASSETS
Inventory	$235,218	$1,409	$236,627
Prepaid expenses and other current assets	63,845	(4,169)	59,676
LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current and deferred liabilities	$131,820	$(2,598)	$129,222

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
Costs associated with sourcing are generally capitalized while merchandising, distribution and product development costs are generally expensed as incurred and are included in the accompanying consolidated statements of income as a component of cost of goods sold ("COGS"). Approximately 23% of total purchases in fiscal 2018 and 2017 were made from one supplier. In fiscal 2018 and 2017, approximately 48% and 52% of our merchandise cost originated in China, respectively.
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
We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the carrying value of the reporting unit exceeds its fair value, we calculate the estimated fair value of the reporting unit. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and EBITDA multiples of similar companies and/or transactions, or other available indications of value.
For fiscal 2017 and fiscal 2016, we performed a qualitative assessment of the goodwill associated with the Chico's and WHBM reporting units and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment dates. Had the Company elected to skip the qualitative assessment, or if the results of the qualitative assessment indicated that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a two-step impairment test would have been performed. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.

In fiscal 2018, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill. For 2018, we elected to skip the qualitative assessment and perform impairment testing for each of our reporting units. The estimated fair value of each of our reporting units exceeded the respective carrying value and, as such, we concluded that the goodwill was not impaired.
We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible is less than its carrying amount. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the intangible is less than its carrying amount, we calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept, and compare the fair value to the carrying value to determine if the asset is impaired. We may elect to skip the qualitative assessment when appropriate based on current circumstances. For fiscal 2017 and 2016, we performed a qualitative assessment of the WHBM trade name and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment dates. For fiscal 2018, we elected to skip the qualitative assessment and perform impairment testing on the WHBM trade name. The estimated fair value of the WHBM trade name exceeded the respective carrying value and, as such, we concluded the WHBM trade name was not impaired.

Accounting for the Impairment of Long-lived Assets
Long-lived assets, including definite-lived intangibles, are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired. The fair value of an asset is estimated using estimated future cash flows of the asset discounted by a rate commensurate with the risk involved with such asset while incorporating marketplace assumptions. The impairment loss recorded is the amount by which the carrying value of the asset exceeds its fair value. In fiscal 2018, 2017 and 2016, we completed an evaluation of long-lived assets at certain underperforming stores for indicators of impairment and, as a result, recorded impairment charges of approximately $13.3 million, $6.0 million and $2.5 million, respectively, which are primarily included in costs of goods sold in the accompanying consolidated statements of income. Impairment charges in fiscal 2018 included $9.4 million in connection with our retail fleet optimization plan as further discussed in Note 3. Impairment charges in fiscal 2017 included $2.9 million resulting from hurricanes Harvey, Irma and Maria.
Revenue Recognition
Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and employee discounts. For sales from our websites and catalogs, in fiscal 2018 revenue is recognized at the point of shipment whereas in fiscal 2017 and 2016, revenue was recognized at the time we estimated the customer received the product, which was typically within a few days of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in COGS in the accompanying consolidated statements of income.
We sell gift cards in stores, on our e-commerce website and through third parties. Our gift cards do not have expiration dates. We account for gift cards by recognizing a liability at the time the gift card is sold. The liability is relieved and revenue is recognized, net of third-party sales commissions, for gift cards upon redemption. In addition, we recognize revenue for the amount of gift cards expected to go unredeemed (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We determine the gift card breakage rate based on our historical redemption patterns. We recognize revenue on the remaining unredeemed gift cards based on determining that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions.
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
Advertising Costs
For fiscal 2018, 2017 and 2016, advertising costs associated with the production of non-media advertising are charged to expense as incurred. For fiscal 2018, media production costs (such as television, magazine and catalogs) are expensed when the advertising first takes place whereas in 2017 and 2016, these expenses were amortized over their expected period of future benefit, which was typically less than six weeks. For fiscal 2018, 2017 and 2016, advertising expense was approximately $102.5 million, $94.5 million and $115.4 million, respectively, and is included within selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of income.
Treasury Stock
Treasury stock is accounted for at cost. These shares are not retired and are excluded from the calculation of earnings per share.
Share-Based Compensation
Share-based compensation for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. The fair value of restricted stock awards and performance-based awards is determined by using the closing price of the Company’s common stock on the date of the grant. Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest, depending on the level and likelihood of the performance condition being met.

Shipping and Handling Costs
Shipping and handling costs to transport goods to customers amounted to $58.5 million, $40.5 million and $35.9 million in fiscal 2018, 2017 and 2016, respectively, and are included within COGS in the accompanying consolidated statements of income.

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
Foreign Currency
The functional currency of our foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the current exchange rate in effect as of the date of the transaction. The resulting translation adjustments are recorded as a component of comprehensive income in the consolidated statements of comprehensive income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of income.
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
Supplier Allowances
From time to time, we receive allowances and/or credits from certain of our suppliers. The aggregate amount of such allowances and credits, which is included in COGS, is immaterial to our consolidated results of operations.
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

Recently Issued Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (the “FASB”) issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The amendments related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We do not anticipate adoption to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840 (“ASC 840”), Leases. The FASB has also issued subsequent ASUs related to ASU 2016-02, which detail amendments to the ASU, implementation considerations, narrow-scope improvements and practical expedients. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The guidance is required to be adopted using the modified retrospective approach, which provides an entity the option to apply the guidance at the beginning of the earliest comparative period presented, or at the beginning of the period in which it is adopted. The Company has elected to apply the guidance at the beginning of the period in which it is adopted. The standard requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases, the lessee would recognize straight-line total rent expense. The Company expects to utilize the related package of practical expedients permitted by the transition guidance in ASU 2016-02, which allows the Company to carry forward its identification of contracts that are or contain leases, its historical lease classification and its initial direct costs for existing leases. The Company has implemented ASU 2016-02 compliant lease accounting software and currently expects to recognize lease liabilities for its operating leases totaling between $800 million and $900 million upon adoption. The initial ROU assets recognized will be equal to the initial operating lease liabilities, adjusted for the balance on adoption date of prepaid and accrued rent and lease incentives. The Company currently expects to recognize ROU assets totaling between $700 million and $800 million upon adoption. The Company has not completed its validation work over the implementation and its impact on the financial statements, and therefore, the amounts recorded in fiscal 2019 may differ from these estimates, which are based upon information available and procedures completed to date. The Company is assessing the impact of adoption on impairment accounting that may ultimately impact the quantified carrying value of the ROU assets for stores that were deemed to be impaired as part of our retail fleet optimization plan. The Company does not believe adoption of this standard will have a material effect on the Company's consolidated results of operations or cash flow presentation.

2.	REVENUE RECOGNITION:

Disaggregated Revenue
The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale income, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Fiscal 2018%		Fiscal 2017%		Fiscal 2016%

	(in thousands)
Chico’s	$1,098,707	51.6%	$1,187,603	52.0%	$1,285,830	51.9%
WHBM	694,804	32.6	750,912	32.9	846,035	34.2
Soma	337,629	15.8	343,864	15.1	344,545	13.9
Total net sales	$2,131,140	100.0%	$2,282,379	100.0%	$2,476,410	100.0%
Accounting Policies
Beginning in fiscal 2018, the Company recognizes revenue pursuant ASC 606 as established by ASU 2014-09, Revenue from Contracts with Customers: Topic 606. See Note 1 for the Company's policy over revenue recognition.

Contract Liability
Contract liabilities on the condensed consolidated balance sheets were comprised of obligations associated with our gift card and customer loyalty programs. As of February 2, 2019 and February 3, 2018, contract liabilities primarily consisted of gift cards of $42.6 million and $43.6 million, respectively. For fiscal 2018, the Company recognized $28.7 million of revenue that was previously included in the gift card contract liability as of February 3, 2018. The contract liability for our loyalty program was not material as of February 2, 2019 or February 3, 2018.
Performance Obligation
For fiscal 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.

3.	RETAIL FLEET OPTIMIZATION PLAN:
In the fourth quarter of fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network with the closure of at least 250 stores in the United States over the next three years. Under this plan, we expect to close approximately 100 Chico's, 90 WHBM and 60 Soma locations over the next three years, with the majority of the closings occurring in years two and three. This initiative is part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs, improve profitability and return on invested capital. In fiscal 2018, the Company recorded pre-tax impairment and accelerated depreciation charges within COGS of $9.4 million and $1.3 million, respectively, associated with this retail fleet optimization plan.
A summary of the retail fleet optimization charges is presented in the table below:

Fiscal 2018

(in thousands)
Impairment (1)	$9,434
Accelerated Depreciation (1) (2)	1,268
Fleet Optimization charges, pre-tax	$10,702
(1) Adjustments for impairment and accelerated depreciation charges reflect the impact of incremental store closures included in the Company’s retail fleet optimization plan.
(2) Accelerated depreciation represents incremental depreciation due to the change in the useful life of store assets as a result of the retail fleet optimization plan.

4.	RESTRUCTURING AND STRATEGIC CHARGES:
During the first quarter of fiscal 2016, we expanded our restructuring program that was initiated in fiscal 2014 to include components of our strategic initiatives that further aligned the organizational structure with long-term growth initiatives and to reduce COGS and SG&A. These strategic initiatives included realigning marketing and digital commerce, improving supply chain efficiency, reducing non-merchandise expenses, optimizing marketing spend and transition of executive leadership. We also adjusted the estimated store closures to 150 through fiscal 2017 in connection with this restructuring and strategic program. In fiscal 2016, the Company recorded pre-tax restructuring and strategic charges of $31.0 million, primarily related to outside services, severance and proxy solicitation costs. We substantially completed this restructuring and strategic program in fiscal 2016 and closed the stores identified for closure in connection with this program. We did not incur any material additional expenses related to this restructuring and strategic program in fiscal 2017 or fiscal 2018.

A summary of the restructuring and strategic charges is presented in the table below:

Fiscal 2016

(in thousands)
Impairment charges	$1,453
Continuing employee-related costs	1,796
Severance charges	9,485
Proxy solicitation costs	5,697
Lease terminations	427
Outside services	12,013
Other charges	156
Restructuring and strategic charges, pre-tax	$31,027

5.	MARKETABLE SECURITIES:
Marketable securities are classified as available-for-sale and generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities. At February 2, 2019, we had $42.6 million of securities with maturity dates within one year or less and $19.4 million with maturity dates over one year and less than two years. As of February 2, 2019, marketable securities consisted of corporate bonds and commercial paper.
The following tables summarize our investments in marketable securities at February 2, 2019 and February 3, 2018:

	February 2, 2019

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$62,048	$38	$(99)	$61,987

	February 3, 2018

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$60,361	$—	$(301)	$60,060

6.	FAIR VALUE MEASUREMENTS:
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
In fiscal 2018, the $57.5 million outstanding debt under our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
To assess the fair value of long-term debt in fiscal 2017, we utilized a discounted future cash flow model using current borrowing rates for similar types of debt of comparable maturities.
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.
During fiscal 2018, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, during fiscal 2018 and fiscal 2017, we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of February 2, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$711	$711	$—	$—
Marketable securities:
Corporate bonds	60,281	—	60,281	—
Commercial paper	1,706	—	1,706	—
Noncurrent Assets
Deferred compensation plan	6,644	6,644	—	—
Total	$69,342	$7,355	$61,987	$—

Financial Liabilities:
Long-term debt [1]	$57,500	$—	$57,500	$—

		Fair Value Measurements at Reporting Date Using
	Balance as of February 3, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$1,250	$1,250	$—	$—
Marketable securities:
Municipal securities	6,557	—	6,557	—
U.S. government agencies	12,744	—	12,744	—
Corporate bonds	37,030	—	37,030	—
Commercial paper	3,729	—	3,729	—
Noncurrent Assets
Deferred compensation plan	7,315	7,315	—	—
Total	$68,625	$8,565	$60,060	$—

Financial Liabilities:
Long-term debt [1]	$68,601	$—	$69,036	$—

1 As of February 2, 2019, long-term debt consists only of borrowings under our revolving credit facility as further discussed in Note 10. The carrying value of long-term debt as of February 3, 2018 includes the current and long-term portions and the remaining unamortized debt issuance costs.

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets consisted of the following:

	February 2, 2019	February 3, 2018

	(in thousands)
Prepaid expenses	$37,559	$52,189
Accounts receivable	21,394	8,479
Other current assets	4,892	—
Prepaid expenses and other current assets	$63,845	$60,668

8.	PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following:

	February 2, 2019	February 3, 2018

	(in thousands)
Land and land improvements	$30,620	$30,572
Building and building improvements	125,868	125,504
Equipment, furniture and fixtures	650,391	636,542
Leasehold improvements	496,972	529,835
Total property and equipment	1,303,851	1,322,453
Less: accumulated depreciation and amortization	(932,919)	(901,415)
Property and equipment, net	$370,932	$421,038
Total depreciation expense for fiscal 2018, 2017 and 2016 was $91.2 million, $96.2 million and $109.1 million, respectively. Depreciation expense in fiscal 2018 included $1.3 million in connection with our retail fleet optimization plan as further discussed in Note 3.

9.	OTHER CURRENT AND DEFERRED LIABILITIES:
Other current and deferred liabilities consisted of the following:

	February 2, 2019	February 3, 2018

	(in thousands)
Allowance for customer returns, gift cards and store credits outstanding	$57,827	$55,948
Accrued payroll, benefits, bonuses and severance costs and termination benefits	24,391	29,685
Current portion of deferred rent and lease credits	19,397	19,158
Other	30,205	28,924
Other current and deferred liabilities	$131,820	$133,715

10.	DEBT:
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
The Agreement contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Agreement and the borrowing base (the “Loan Cap”), determined after giving effect to any such transaction or payment, on a pro forma basis.
The interest rate applicable to loans under the Agreement will be equal to, at the Company’s option, either a base rate, determined by reference to the federal funds rate, plus a margin of 0.25%, or a LIBO rate, plus a margin of 1.25%, in each case, depending on availability under the Agreement. In addition, the Company will pay a commitment fee of 0.20% per annum on the unused portion of the commitments under the Agreement.
As of February 2, 2019, our outstanding debt consisted of $57.5 million in borrowings under the Agreement and is presented as long-term debt in the accompanying consolidated balance sheet. As of February 2, 2019, we have $142.5 million available for borrowings under the revolving loan and letter of credit facility. We also have unamortized debt discount of $0.5 million outstanding related to the Agreement, which is presented in other current assets in the accompanying consolidated balance sheet.
The previous credit agreement entered into on May 4, 2015 with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and other lenders, which was unsecured and had provided for a term loan commitment in the amount of $100 million and a $100 million revolving credit facility, was terminated on August 2, 2018 in connection with the Company entering into the Agreement described above, and all outstanding amounts thereunder were repaid. We used the proceeds from the initial draw of the revolving loan of the Agreement to repay such obligations.
The following table provides details on our debt outstanding as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018

	(in thousands)
Credit Agreement, net	$57,500	$68,601
Less: current debt	—	(15,000)
Long-term debt	$57,500	$53,601
There are no debt payments due through fiscal year 2022 and $57.5 million is due in fiscal 2023.

11.	OTHER NONCURRENT AND DEFERRED LIABILITIES:
Other Noncurrent and Deferred liabilities consisted of the following:

	February 2, 2019	February 3, 2018

	(in thousands)
Deferred rent	$46,228	$50,529
Deferred lease credits, net	50,336	63,932
Other noncurrent and deferred liabilities	10,570	7,979
Noncurrent and deferred liabilities	107,134	122,440
Less: current portion of deferred rent and lease credits	(18,025)	(19,158)
Other noncurrent and deferred liabilities	$89,109	$103,282

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
Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of common area maintenance charges and/or contingent rental payments based on sales) as of February 2, 2019, are approximately as follows:

FISCAL YEAR ENDING:
(in thousands)
February 1, 2020	$186,280
January 30, 2021	169,477
January 29, 2022	146,390
January 28, 2023	114,293
February 3, 2024	75,410
Thereafter	110,812
Total minimum lease payments	$802,662

Certain leases provide that we may cancel the lease if our retail sales at that location fall below an established level. A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically met or exercised a significant number of these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2018, 2017 and 2016, total rent expense under operating leases was approximately $261.3 million, $263.7 million and $268.5 million, respectively, including common area maintenance charges of approximately $48.0 million, $47.9 million and $47.6 million, respectively, other rental charges of approximately $40.9 million, $40.3 million and $41.2 million, respectively, and contingent rental expense, based on sales, of approximately $3.6 million, $4.3 million and $5.2 million, respectively.

Open Purchase Orders
At February 2, 2019 and February 3, 2018, we had approximately $321.8 million and $316.5 million, respectively, of open purchase orders for inventory, in the normal course of business.
Legal Proceedings
In July 2015, White House Black Market, Inc. (“WHBM”) was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia (“District Court”). The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers’ point-of-sale receipts. The plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys’ fees, costs and punitive damages. WHBM denies the material allegations of the complaint and believes the case is without merit. On February 12, 2018, the District Court issued an order certifying the class.
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
On July 12, 2018, the plaintiff and WHBM notified the Eleventh Circuit that the plaintiff and WHBM had reached a class settlement on all claims and therefore voluntarily dismissed WHBM’s appeal to the Eleventh Circuit. On August 2, 2018, the District Court reopened the case for purposes of reviewing/approving the proposed settlement. On October 22, 2018, the plaintiff filed the settlement papers with the District Court, along with a motion to stay the District Court’s consideration of the settlement pending the Eleventh Circuit’s final disposition of Muransky v. Godiva Chocolatier, Inc., in which the Eleventh Circuit held, in an opinion issued October 3, 2018, that the display of the first five and last four digits of a credit or debit card number on a customer’s receipt given at the point of sale establishes a “concrete injury” sufficient to confer Article III standing, enabling the customer to maintain a lawsuit. The motion to stay was granted on November 15, 2018. A petition for rehearing was filed in the Muransky case on October 24, 2018 and is currently pending before the Eleventh Circuit. The Muransky opinion, if not altered on the petition for rehearing, would bind the District Court in the Altman case and likely establish that the plaintiff has standing to maintain her lawsuit against WHBM. In such event, the stay will be lifted and the proposed settlement will be reviewed by the District Court. If the Eleventh Circuit does not find standing in the Muransky case, the parties have agreed to submit the proposed settlement to the Superior Court for Cobb County, Georgia for approval. The proposed settlement would not have a material adverse effect on the Company’s consolidated financial condition or results of operations.
However, no assurance can be given that the proposed settlement will be approved. If the proposed settlement is rejected and the case were to proceed as a class action and WHBM were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In May 2016, Chico’s Retail Services, Inc. (“CRS”) was named as a defendant in Corporate Cleaners, Inc. v. Chico’s Retail Services, Inc., an action filed in the Seventeenth Judicial Circuit of Florida. The plaintiff alleges that CRS breached a contract (and related amendments thereto) with the plaintiff by, among other reasons, failing to pay outstanding invoices and failing to allow the plaintiff the exclusive right to provide certain cleaning services. The plaintiff seeks an award of lost profits, lost revenue, as well as attorneys’ fees and costs. CRS denies the material allegations brought by the plaintiff and filed a counterclaim seeking recovery of amounts associated with alleged misrepresentations by the plaintiff as to the quantity of inventory units cleaned by the plaintiff. Discovery, including document productions, depositions, as well as expert discovery, remain ongoing.
On September 4, 2018, CRS and the plaintiff participated in mediation. Although unsuccessful at that time, the mediation remains adjourned with the expectation that the parties will continue mediation after expert disclosures have been exchanged. Discovery and trial deadlines have been extended. As such, discovery, including expert discovery, remains ongoing, with CRS’ expert scheduled to be deposed in April 2019. A trial date is now set for September 17, 2019. No assurance can be given that CRS will be successful in its defense of this case or in its counterclaim. However, management does not believe that any resolution of the case would have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to other matters as of February 2, 2019 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

13.	SHARE-BASED COMPENSATION PLANS AND CAPITAL STOCK TRANSACTIONS:
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
We have historically issued restricted stock, including non-vested restricted stock, performance-based stock units and stock options. Shares of non-vested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon, and are considered to be currently issued and outstanding. The Company's performance-based stock units are subject to vesting conditions, including meeting specified annual Company performance objectives. Each performance based award recipient could vest 0% to 175% of the target shares granted contingent on the achievement of the Company's financial performance metrics. Performance-based stock units are entitled to dividend equivalents only to the extent certain Company-specific performance goals are met and are entitled to voting rights only upon the issuance of shares after meeting these Company-specific performance goals. Generally, share-based awards vest evenly over three years or cliff-vest after a three-year period; stock options generally have a 10-year term. As of February 2, 2019, approximately 0.2 million nonqualified stock options are outstanding under a predecessor plan and approximately 7.2 million shares remain available for future grants of share-based awards.
Share-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. We estimate the expected forfeiture rate for all share-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the share-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. Total compensation expense related to share-based awards in fiscal 2018, 2017 and 2016 was $19.8 million, $20.7 million and $21.2 million, respectively. The total tax benefit associated with share-based compensation for fiscal 2018, 2017 and 2016 was $5.0 million, $7.6 million and $8.1 million, respectively.
Restricted Stock Awards
Restricted stock activity for fiscal 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,328,259	$13.08
Granted	1,944,280	9.68
Vested	(1,187,553)	12.90
Forfeited	(369,520)	11.64
Unvested, end of period	2,715,466	10.92
Total fair value of shares of restricted stock that vested during fiscal 2018, 2017 and 2016 was $10.6 million, $15.6 million and $14.7 million, respectively. The weighted average grant date fair value of restricted stock granted during fiscal 2018, 2017 and 2016 was $9.68, $13.23 and $12.38, respectively. As of February 2, 2019, there was $15.6 million of unrecognized share-based compensation expense related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average remaining period of approximately 1.7 years.

Performance-based Stock Units
Performance-based stock unit activity for fiscal 2018 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	690,950	$13.65
Granted	725,300	9.87
Vested	(190,777)	13.08
Forfeited	(158,135)	12.65
Unvested, end of period	1,067,338	11.40
Total fair value of performance-based stock units that vested during fiscal 2018, 2017 and 2016 was $1.9 million, $4.2 million and $2.9 million, respectively. There was $3.8 million of unrecognized share-based compensation expense related to performance-based stock units expected to vest. That cost is expected to be recognized over a weighted average period of approximately 1.8 years.
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
Stock option activity for fiscal 2018 was as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	368,745	$12.36
Granted	—	—
Exercised	(42,200)	3.60
Forfeited or expired	(112,268)	13.39
Outstanding, end of period	214,277	13.54	1.8	$—
Vested at February 2, 2019	214,277	13.54	1.8	—
Exercisable at February 2, 2019	214,277	13.54	1.8	—
Total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $0.2 million, $0.01 million and $0.7 million, respectively.
Employee Stock Purchase Plan
We sponsor an employee stock purchase plan (“ESPP”) under which substantially all full-time employees are given the right to purchase shares of our common stock during each of the two specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2018, 2017 and 2016, approximately 175,000, 232,000 and 191,000 shares, respectively, were purchased under the ESPP. Cash received from purchases under the ESPP for fiscal 2018 was $1.4 million.
Share Repurchase Program
In fiscal 2018 and fiscal 2017, we repurchased 12.2 million and 2.7 million shares at a total cost of $81.1 million and $27.4 million, respectively, under the Company's $300 million share repurchase program announced in November 2015. As of February 2, 2019, $55.2 million remains under the share repurchase program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

14.	RETIREMENT PLANS:
We have a 401(k) defined contribution employee retirement benefit plan (the “Plan”) covering all employees upon the completion of one year of service, working 1000 hours or more (prior to January 1, 2019), or six months of service and 500 hours worked (as of January 1, 2019). Participants must meet a minimum age requirement of 21. Employees’ rights to Company contributions vest fully upon completing five years of service, with incremental vesting starting in service year two. Under the Plan, employees may contribute up to 75 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. For fiscal 2018, 2017 and 2016, our costs under the Plan were approximately $3.3 million, $3.3 million and $3.4 million, respectively.
In April 2002, we adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) to provide supplemental retirement income benefits for highly compensated employees. Eligible participants may elect to defer up to 80 percent of their base salary and 100 percent of their bonus earned under an approved bonus plan pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death, disability, termination of employment or a defined period of years. As of January 1, 2019, the Company introduced a match on employee contributions of 50% on the first 2.5% of base salary deferrals. The amount of the deferred compensation liability payable to the participants is included in deferred liabilities in the consolidated balance sheets. These obligations are funded through the purchase of corporate owned life insurance (COLI), cash and other securities held within a grantor trust established by the Company to hold assets for the payment of benefits under the Deferred Plan to participants. The trust assets are reflected in other assets in the accompanying consolidated balance sheets.

15.	INCOME TAXES:
The income tax provision consisted of the following:

	Fiscal 2018	Fiscal 2017	Fiscal 2016

	(in thousands)
Current:
Federal	$5,903	$39,376	$49,994
State	3,378	4,877	5,654
Foreign	282	266	260
Total	9,563	44,519	55,908
Deferred:
Federal	(1,949)	(3,669)	(8,483)
State	86	1,750	75
Total	(1,863)	(1,919)	(8,408)
Income tax provision	$7,700	$42,600	$47,500
The foreign component of pre-tax income (loss), arising principally from operating foreign stores and other management and cost sharing charges we are required to allocate under U.S. tax law, for fiscal 2018, 2017 and 2016 was $(1.7) million, $0.1 million and $0.1 million, respectively.
On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018. As a result, the Company’s 2018 federal tax rate was 21% and blended federal tax rate for fiscal 2017 was 33.8%.

As a result of the Tax Act and in accordance with SEC Staff Accounting Bulletin 118, the Company recorded provisional tax expense in the fourth quarter of fiscal 2017 related to executive compensation and other deferred tax balances. During fiscal 2018, the Company made a $4.9 million reduction, or 11.2% benefit to the effective tax rate, to the provisional tax expense related to the acceleration of certain tax deductions into fiscal 2017 and the subsequent revaluation of the associated deferred tax liabilities to reflect the new rate. The change was a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued.
The Tax Act requires a one-time transition tax that is based on total post-1986 earnings and profits (“E & P”) previously deferred from U.S. income taxes. As the Company does not have any post-1986 E & P in its foreign subsidiaries, no one-time transition tax was recorded.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. There were no significant undistributed foreign earnings at February 2, 2019, February 3, 2018 and January 28, 2017.
As of December 22, 2018, the Company has completed its accounting for the income tax effects of the Tax Act.
A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016
Federal income tax rate (blended rate for fiscal 2017 due to the Tax Act)	21.0%	33.8%	35.0%
State income tax, net of federal tax benefit	5.7	3.2	3.4
Impact of the Tax Act	(11.2)	(5.6)	—
Excess share-based compensation	3.2	0.9	—
Outside basis difference - Boston Proper Sale	—	—	(2.8)
Other state benefits associated with sale and liquidation of Boston Proper	—	—	(0.3)
Enhanced charitable contribution	(3.0)	(1.1)	(1.9)
Executive compensation limitations	2.1	0.7	1.2
Foreign losses with full Valuation Allowance	1.1	0.1	0.2
Federal tax credits	(1.1)	(1.2)	(0.5)
Other items, net	—	(1.1)	(0.1)
Total	17.8%	29.7%	34.2%

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018

	(in thousands)
Deferred tax assets:
Accrued liabilities and allowances	$10,984	$9,690
Accrued straight-line rent	12,302	13,364
Share-based compensation	5,936	5,606
Property related	1,881	2,009
Charitable contribution limitation carryforwards	4,400	2,604
State tax credits and net operating loss carryforwards	5,337	5,548
Other	2,681	1,879
Total deferred tax assets	43,521	40,700
Valuation allowance	(1,111)	(444)
Net deferred tax assets	42,410	40,256

Deferred tax liabilities:
Other	—	(119)
Prepaid expenses	(1,760)	(4,823)
Property related	(26,733)	(23,961)
Other intangible assets	(17,416)	(16,666)
Total deferred tax liabilities	(45,909)	(45,569)
Net deferred taxes	$(3,499)	$(5,313)
As of February 2, 2019, the Company had available for state and local income tax purposes net operating losses and tax credit carryovers in the amounts of $21.8 million and $5.2 million, respectively, presented on a gross basis. The net operating losses and tax credit carryovers expire, if unused, in the years 2020 - 2035 and 2019 - 2027, respectively.
Accumulated other comprehensive income is shown net of deferred tax assets and deferred tax liabilities. The amount was not significant at February 2, 2019 or February 3, 2018.
A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2018, fiscal 2017 and fiscal 2016 is as follows:

	Fiscal 2018	Fiscal 2017	Fiscal 2016

	(in thousands)
Balance at beginning of year	$1,522	$5,158	$4,840
Additions for tax positions of prior years	117	—	1,280
Reductions for tax positions of prior years	(24)	(105)	(1)
Additions for tax positions for the current year	87	289	246
Settlements/payments with tax authorities	(197)	(3,667)	(850)
Reductions due to lapse of applicable statutes of limitation	—	(153)	(357)
Balance at end of year	$1,505	$1,522	$5,158
At February 2, 2019, February 3, 2018 and January 28, 2017, balances included $1.2 million, $1.2 million and $4.4 million respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. We do not expect any events to occur that would cause a change to our unrecognized tax benefits or income tax expense within the next twelve months.

Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. For fiscal 2018, 2017 and 2016, we accrued $0.1 million, $0.1 million and $0.2 million, respectively for interest and penalties. We had approximately $0.3 million, $0.3 million and $0.5 million, respectively for the payment of interest and penalties accrued at February 2, 2019, February 3, 2018 and January 28, 2017, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.

In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching an agreement as to the proper reporting treatment when the federal return is filed. Previous years through fiscal 2016 have been accepted. Fiscal 2017 is in the post-filing review process.
We are no longer subject to state and local examinations for years before fiscal 2011. Various state examinations are currently underway for fiscal periods spanning from 2012 through 2016; however, we do not expect any significant change to our uncertain tax positions within the next year.

16.	NET INCOME PER SHARE:
The following table sets forth the computation of basic and diluted net income per share shown on the face of the accompanying consolidated statements of income (in thousands, except per share amounts):

	February 2, 2019	February 3, 2018	January 28, 2017

Numerator
Net income	$35,613	$101,000	$91,229
Net income and dividends declared allocated to participating securities	(879)	(2,300)	(1,915)
Net income available to common shareholders	$34,734	$98,700	$89,314
Denominator
Weighted average common shares outstanding – basic	122,662	125,341	128,995
Dilutive effect of non-participating securities	67	62	242
Weighted average common and common equivalent shares outstanding – diluted	122,729	125,403	129,237
Net income per common share:
Basic	$0.28	$0.79	$0.69
Diluted	$0.28	$0.79	$0.69
In each of the fiscal years 2018, 2017 and 2016, 0.7 million of potential shares of common stock were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	Net Sales	Gross Margin	Net Income	Net Income Per Common Share - Basic	Net Income Per Common and Common Equivalent Share - Diluted

	(dollars in thousands, except per share amounts)
Fiscal year ended February 2, 2019:
First quarter	$561,815	$226,868	$29,004	$0.23	$0.23
Second quarter	544,720	196,867	16,768	0.13	0.13
Third quarter [1]	499,877	180,978	6,481	0.05	0.05
Fourth quarter (thirteen weeks) [2]	524,728	158,701	$(16,640)	(0.14)	(0.14)
Fiscal year ended February 3, 2018:
First quarter	$583,728	$237,413	$33,619	$0.26	$0.26
Second quarter	578,581	209,101	22,716	0.18	0.18
Third quarter [3]	532,287	196,702	16,690	0.13	0.13
Fourth quarter (fourteen weeks) [4]	587,783	221,561	27,975	0.22	0.22
1 Third quarter fiscal 2018 results include the favorable tax benefit of approximately $5 million related to the Tax Act.
2 Fourth quarter fiscal 2018 results include the unfavorable impact of impairment and accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan.
3 Third quarter fiscal 2017 results include the unfavorable impact of the Hurricanes of approximately $5 million, after-tax.
2 Fourth quarter fiscal 2017 results include the favorable impact of the Tax Act of approximately $10 million.

18.	SUBSEQUENT EVENTS:
On February 28, 2019, we announced that our Board of Directors declared a quarterly dividend of $0.0875 per share on our common stock. The dividend will be payable on April 1, 2019 to shareholders of record at the close of business on March 18, 2019. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 2, 2019 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of February 2, 2019.
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
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting as of February 2, 2019, which follows.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chico’s FAS, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chico’s FAS, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2019, and the related notes and our report dated March 19, 2019 expressed an unqualified opinion thereon.
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
March 19, 2019

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers, directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and our audit committee financial expert and Section 16(a) beneficial ownership reporting compliance in our 2019 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information about executive compensation, compensation committee interlocks and insider participation, and the Human Resources, Compensation and Benefits Committee report in our 2019 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information required by this item is included in our 2019 Annual Meeting proxy statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table shows information concerning our equity compensation plans as of February 2, 2019:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b) [2]	(c) [3]
Equity compensation plans approved by security holders [1]	1,314,755	$13.54	7,782,678
Equity compensation plans not approved by security holders	—	—	—
Total	1,314,755	$13.54	7,782,678

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

3.
Consists of (i) 7.2 million shares that were available for future issuance under the Amended and Restated 2012 Omnibus Stock and Incentive Plan as of February 2, 2019 and (ii) 0.6 million shares that were available for future issuance under the Second Amended and Restated 2002 Employee Stock Purchase Plan as of February 2, 2019, including shares subject to purchase during the current offering period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included in our 2019 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our 2019 Annual Meeting proxy statement and is incorporated herein by reference.

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

(3)	The following exhibits are filed as part of this report:

3.1	Amended and Restated By-laws of Chico’s FAS, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2016)

3.2	Amended and Restated Articles of Incorporation of Chico’s FAS, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2016)

4.1	Form of specimen Common Stock Certificate (incorporated by reference to Exhibit 4.9 to the Company’s Form 10-K, as filed with the Commission on March 14, 2014)

10.1*	Amended and Restated 2002 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)

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

10.4*	Chico’s FAS, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on August 24, 2011)

10.5*	Indemnification Agreement with David F. Walker (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 29, 2005)

10.6*	Indemnification Agreement with John J. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)

10.7*	Indemnification Agreement with Andrea M. Weiss (incorporated by reference to Exhibit 10.43 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.8*	Indemnification Agreement with Stephen E. Watson (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.9*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K, as filed with the Commission on April 24, 2002)

10.10*	Chico’s FAS, Inc. Deferred Compensation Plan (as Amended and Restated Effective January 1, 2019)

10.11
Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K, as filed with the Commission on April 24, 2002)

10.12*	Indemnification Agreement with Janice L. Fields (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 7, 2013)

10.13*	Participation Agreement between the Company and Todd E. Vogensen (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on April 1, 2015)

10.14*	Chico’s FAS, Inc. Cash Bonus Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement, as filed with the Commission on May 8, 2015)

10.15*
Employment letter agreement between the Company and Todd E. Vogensen, dated as of March 3, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on May 28, 2015)

10.16*	Employment letter agreement between the Company and Shelley Broader (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on October 30, 2015)

10.17*	Amendment No.1 to Second Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.59 to the Company's Form 10-K, as filed with the Commission on March 8, 2016)

10.18*	Participation Agreement between the Company and Shelley Broader (incorporated by reference to Exhibit 10.61 to the Company's Form 10-K, as filed with the Commission on March 8, 2016)

10.19*
Amendment to employment letter agreement between the Company and Shelley Broader dated April 14, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on April 14, 2016)

10.20*
Amended Form of 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement (Non-Soma Officers) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on November 22, 2016)

10.21*
Amended Form of 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement (Soma Officers) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, as filed with the Commission on November 22, 2016)

10.22*	Indemnification Agreement with Bonnie R. Brooks (incorporated by reference to Exhibit 10.46 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.23*	Indemnification Agreement with William S. Simon (incorporated by reference to Exhibit 10.47 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.24*	Officer Severance Plan (as amended and restated September 1, 2016) (incorporated by reference to Exhibit 10.49 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.25*	Form of 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.26*
Form of 2012 Omnibus Stock and Incentive Plan Performance Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.51 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.27*	Incentive Compensation Clawback Policy, effective April 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on May 25, 2017)

10.28*	Chico's FAS, Inc. Amended and Restated 2012 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company's Form 8-K as filed with the Commission on June 27, 2017)

10.29*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.30*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Employee Directors (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.31*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.32*
Amended and Restated Indemnification Agreement with Shelley G. Broader, dated June 19, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.33*
Amended and Restated Indemnification Agreement with Todd E. Vogensen, dated July 6, 2017 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.34*
Employment Letter Agreement between the Company and Mary van Praag, dated August 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2017)

10.35*
Restrictive Covenant Agreement between the Company and Mary van Praag, dated August 22, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2017)

10.36*	Indemnification Agreement with Deborah L. Kerr, dated November 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2017)

10.37*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 1, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on February 16, 2018)

10.38*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 1, 2018) (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K, as filed with the Commission on March 13, 2018)

10.39*
Employment letter agreement between the Company and David Pastrana, dated as of December 11, 2017 (incorporated by reference to Exhibit 10.45 to the Company's Form 10-K, as filed with the Commission on March 13, 2018)

10.40*
Restrictive covenant agreement between the Company and David Pastrana, dated as of December 12, 2017 (incorporated by reference to Exhibit 10.46 to the Company's Form 10-K, as filed with the Commission on March 13, 2018)

10.41*
Separation Agreement and Release between the Company and Donna Colaco, dated as of January 31, 2018 (incorporated by reference to Exhibit 10.47 to the Company's Form 10-K, as filed with the Commission on March 13, 2018)

10.42
Credit Agreement among the Company, certain of its subsidiaries, Wells Fargo Bank, National Association and the Lenders parties thereto dated as of August 2, 2018 (incorporated by reference to Exhibit 10.49 to the Company's Form 8-K, as filed with the Commission on August 3, 2018)

10.43*	Separation Agreement and Release between the Company and Diane Ellis, dated as of November 30, 2018

10.44*	Indemnification agreement with Kim Roy, dated February 18, 2019

10.45*
Employment letter agreement between the Company and Karen McKibbin, dated as of March 4, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on March 6, 2019)

10.46*
Restrictive covenant agreement between the Company and Karen McKibbin, dated as of March 4, 2019, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on March 6, 2019)

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	iXBRL Instance Document

101.SCH	iXBRL Taxonomy Extension Schema Document

101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	iXBRL Taxonomy Definition Linkbase Document

101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document
* Denotes management contract

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHICO’S FAS, INC.

By:	/s/ Shelley G. Broader
Shelley G. Broader
Chief Executive Officer, President and Director
Date: March 19, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shelley G. Broader	Chief Executive Officer, President and Director (Principal Executive Officer)	March 19, 2019
Shelley G. Broader

/s/ Todd E. Vogensen	Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary	March 19, 2019
Todd E. Vogensen

/s/ David M. Oliver	Senior Vice President - Finance, Controller and Chief Accounting Officer	March 19, 2019
David M. Oliver

/s/ David F. Walker	Chairman of the Board	March 19, 2019
David F. Walker

/s/ Bonnie R. Brooks	Director	March 19, 2019
Bonnie R. Brooks

/s/ Janice L. Fields	Director	March 19, 2019
Janice L. Fields

/s/ Deborah L. Kerr	Director	March 19, 2019
Deborah L. Kerr

/s/ John J. Mahoney	Director	March 19, 2019
John J. Mahoney

/s/ Kim Roy	Director	March 19, 2019
Kim Roy

/s/ William S. Simon	Director	March 19, 2019
William S. Simon

/s/ Stephen E. Watson	Director	March 19, 2019
Stephen E. Watson