Form 10-Q
period 2019-05-04
CHICOS FAS INC
filed 2019-06-11
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended:	Commission File Number:
May 4, 2019	001-16435

Chico’s FAS, Inc. (Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CHS	New York Stock Exchange
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
At May 28, 2019, the registrant had 117,944,837 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN WEEKS ENDED MAY 4, 2019

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018

	Amount	% of Sales	Amount	% of Sales
Net Sales	$517,728	100.0%	$561,815	100.0%
Cost of goods sold	326,897	63.1	334,947	59.6
Gross Margin	190,831	36.9	226,868	40.4
Selling, general and administrative expenses	185,408	35.9	186,419	33.2
Income from Operations	5,423	1.0	40,449	7.2
Interest income (expense), net	2	0.0	(245)	0.0
Income before Income Taxes	5,425	1.0	40,204	7.2
Income tax provision	3,400	0.6	11,200	2.0
Net Income	$2,025	0.4%	$29,004	5.2%
Per Share Data:
Net income per common share - basic	$0.02		$0.23
Net income per common and common equivalent share – diluted	$0.02		$0.23
Weighted average common shares outstanding – basic	114,434		125,277
Weighted average common and common equivalent shares outstanding – diluted	114,787		125,316

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Net Income	$2,025	$29,004
Other comprehensive income:
Unrealized gains (losses) on marketable securities, net of taxes	63	(31)
Foreign currency translation losses	(82)	(68)
Comprehensive Income	$2,006	$28,905

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	May 4, 2019	February 2, 2019	May 5, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$105,141	$124,128	$193,547
Marketable securities, at fair value	62,836	61,987	61,196
Inventories	242,402	235,218	253,777
Prepaid expenses and other current assets	45,900	63,845	53,494
Total Current Assets	456,279	485,178	562,014
Property and Equipment, net	353,183	370,932	407,569
Right of Use Assets	729,950	—	—
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	16,099	15,220	10,707
Total Other Assets	151,803	150,924	146,411
	$1,691,215	$1,007,034	$1,115,994
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$135,964	$143,404	$138,439
Current lease liabilities	160,731	—	—
Current debt	—	—	15,000
Other current and deferred liabilities	120,919	131,820	145,893
Total Current Liabilities	417,614	275,224	299,332
Noncurrent Liabilities:
Long-term debt	53,750	57,500	49,868
Long-term lease liabilities	645,796	—	—
Other noncurrent and deferred liabilities	10,719	89,109	99,330
Deferred taxes	3,893	5,237	6,560
Total Noncurrent Liabilities	714,158	151,846	155,758
Commitments and Contingencies (see Note 11)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 159,265 and 158,246 and 158,330 shares issued respectively; and 117,968 and 116,949 and 129,216 shares outstanding, respectively	1,180	1,169	1,292
Additional paid-in capital	485,805	486,406	471,458
Treasury stock, at cost, 41,297 and 41,297 and 29,114 shares, respectively	(494,395)	(494,395)	(413,465)
Retained earnings	567,233	587,145	601,801
Accumulated other comprehensive loss	(380)	(361)	(182)
Total Shareholders’ Equity	559,443	579,964	660,904
	$1,691,215	$1,007,034	$1,115,994

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Amount			Total
BALANCE, February 2, 2019	116,949	$1,169	$486,406	41,297	$(494,395)	$587,145	$(361)	$579,964
Cumulative effect of adoption of ASU 2016-02 (see Note 1)	—	—	—	—	—	(1,287)	—	(1,287)
BALANCE, February 2, 2019, as adjusted	116,949	1,169	486,406	41,297	(494,395)	585,858	(361)	578,677
Net income	—	—	—	—		2,025	—	2,025
Unrealized gain on marketable securities, net of taxes	—	—	—	—		—	63	63
Foreign currency translation adjustment	—	—	—	—		—	(82)	(82)
Issuance of common stock	1,441	15	331	—		—	—	346
Dividends declared on common stock ($0.175 per share)	—	—	—	—		(20,650)	—	(20,650)
Repurchase of common stock and tax withholdings related to share-based awards	(422)	(4)	(2,426)	—		—	—	(2,430)
Share-based compensation	—	—	1,494	—	—	—	—	1,494
BALANCE, May 4, 2019	117,968	$1,180	$485,805	41,297	$(494,395)	$567,233	$(380)	$559,443

BALANCE, February 3, 2018	127,471	$1,275	$468,806	29,114	$(413,465)	$599,810	$(44)	$656,382
Cumulative effect of adoption of ASU 2018-02, ASU 2016-16 and ASU 2014-09	—	—	—	—	—	(5,015)	(39)	(5,054)
BALANCE, February 3, 2018, as adjusted	127,471	1,275	468,806	29,114	(413,465)	594,795	(83)	651,328
Net income	—	—	—	—		29,004	—	29,004
Unrealized loss on marketable securities, net of taxes	—	—	—	—		—	(31)	(31)
Foreign currency translation adjustment	—	—	—	—		—	(68)	(68)
Issuance of common stock	2,049	20	585	—		—	—	605
Dividends declared on common stock ($0.17 per share)	—	—	—	—		(21,998)	—	(21,998)
Repurchase of common stock and tax withholdings related to share-based awards	(304)	(3)	(2,988)	—		—	—	(2,991)
Share-based compensation	—	—	5,055	—	—	—	—	5,055
BALANCE, May 5, 2018	129,216	$1,292	$471,458	29,114	$(413,465)	$601,801	$(182)	$660,904

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Cash Flows from Operating Activities:
Net income	$2,025	$29,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,837	22,445
Non-cash lease expense	52,232	—
Loss on disposal and impairment of property and equipment, net	113	1,031
Deferred tax benefit	(732)	(838)
Share-based compensation expense	1,494	5,055
Deferred rent and lease credits	—	(5,594)
Changes in assets and liabilities:
Inventories	(7,184)	(20,875)
Prepaid expenses and other assets	(1,138)	12,270
Accounts payable	(17,745)	9,253
Accrued and other liabilities	9,685	10,143
Lease liabilities	(56,876)	—
Net cash provided by operating activities	5,711	61,894
Cash Flows from Investing Activities:
Purchases of marketable securities	(15,084)	(9,123)
Proceeds from sale of marketable securities	14,313	7,965
Purchases of property and equipment	(7,666)	(9,991)
Net cash used in investing activities	(8,437)	(11,149)
Cash Flows from Financing Activities:
Payments on borrowings	(3,750)	(3,750)
Proceeds from issuance of common stock	346	605
Dividends paid	(10,345)	(11,065)
Tax withholding payments related to share-based awards	(2,430)	(2,991)
Net cash used in financing activities	(16,179)	(17,201)
Effects of exchange rate changes on cash and cash equivalents	(82)	(68)
Net (decrease) increase in cash and cash equivalents	(18,987)	33,476
Cash and Cash Equivalents, Beginning of period	124,128	160,071
Cash and Cash Equivalents, End of period	$105,141	$193,547

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$576	$710
Cash received for income taxes, net	$(562)	$(174)

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc. and its wholly-owned subsidiaries (collectively, the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 19, 2019.
As used in this report, all references to “we,” “us,” “our” and “the Company,” refer to Chico’s FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 4, 2019 are not necessarily indicative of the results that may be expected for the entire year.
Adoption of New Accounting Pronouncements
Effective February 3, 2019, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company also adopted the package of practical expedients issued in subsequent ASUs related to ASU 2016-02. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements, to Accounting Standard Codification (“ASC”) 842, Leases, which included a provision to apply ASC 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use the initial application date as the effective date of ASC 842. Consequently, the comparative periods are presented in accordance with ASC 840, Leases, and are not restated in accordance with ASC 842. As a result of the adoption of ASC 842, on February 3, 2019, we recorded operating lease right-of-use (“ROU”) assets of $764.1 million and lease liabilities of $845.7 million. On February 3, 2019, the Company recorded a cumulative effect adjustment of $1.3 million as a decrease to opening retained earnings upon adoption of ASC 842. The adoption of ASC 842 had an immaterial impact on our unaudited condensed consolidated results of operations and statement of cash flows for the three months ended May 4, 2019. Additional information and disclosures required by this new standard are contained in Note 4, Leases.
Leases
Beginning on February 3, 2019, the Company accounts for leases pursuant ASC 842 as established by ASU 2016-02. We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, current lease liabilities and long-term lease liabilities in our unaudited consolidated balance sheet. The Company does not have finance leases in the periods presented.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. The operating lease ROU asset represents the net present value of fixed payments required under the lease, discounted at the Company’s incremental borrowing rate, offset by impairments and lease incentives such as tenant improvements and deferred rent balances.
Our leases do not provide an implicit rate. Accordingly, we use the Company’s incremental borrowing rate at commencement date in determining the present value of lease payments over the lease term. Furthermore, we elected to apply a portfolio approach, using the same discount rate applied to a portfolio of leases for similar asset types with a similar lease term.
Our lease terms may include options to extend or terminate the lease. When it is reasonably certain that we will exercise an option to extend or terminate a lease, the Company will adjust its ROU asset and lease liability. For leases with no impairment of the ROU asset, lease expense is recognized on a straight-line basis over the lease term. For stores with impairment of the ROU asset, lease expense consists of straight-line amortization of the ROU asset and the implicit interest expense on the lease liability.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

We have lease agreements with lease and non-lease components. We have made a policy election to treat both lease and non-lease components as a single component and account for the full consideration as a single lease component. This policy election is applied to all asset classes for which the Company is a lessee.
We lease retail stores and a limited amount of office space under operating leases. The majority of our lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances, fixed rent escalation clauses and impairments are included in the ROU asset computation.
Certain leases provide for contingent rents based on defined criteria, such as gross sales in excess of a specified level. We record a contingent rent liability in accrued liabilities on the consolidated balance sheets and the corresponding rent expense when the criteria has been achieved or is probable.
Additionally, we have a nominal number of leases that meet the standard’s definition of a “short-term lease” (a lease that, at the commencement date, has a lease term of twelve months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). We have made a policy election to recognize these leases as incurred and have not recognized a ROU asset or corresponding lease liability for them. The Company’s short-term leases are not material.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The amendments related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We do not anticipate adoption to have a material impact on the Company’s unaudited condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The update and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is to be applied using the modified-retrospective approach. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, including interim periods within those fiscal years. We are currently evaluating the impact the adoption will have on our unaudited consolidated financial statements.

3. REVENUE RECOGNITION
Disaggregated Revenue
The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale income, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018
Chico's	$276,702	53.4%	$300,936	53.6%
WHBM	160,945	31.1	182,648	32.5
Soma	80,081	15.5	78,231	13.9
Total Net Sales	$517,728	100.0%	$561,815	100.0%

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
Contract Liability
Contract liabilities on the unaudited condensed consolidated balance sheet were comprised of obligations associated with our gift card and customer loyalty programs. As of May 4, 2019 and February 2, 2019, contract liabilities primarily consisted of gift cards of $35.0 million and $42.6 million, respectively. For the thirteen weeks ended May 4, 2019, the Company recognized $11.9 million of revenue that was previously included in the gift card contract liability as of February 2, 2019. The contract liability for our loyalty program was not material as of May 4, 2019 or February 2, 2019.
Performance Obligation
For the thirteen weeks ended May 4, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

4. LEASES
We lease retail stores, a limited amount of office space and certain equipment under operating leases expiring in various years through the fiscal year ending 2029. All of our leases have been classified as operating leases and are recognized and measured as such.
Certain operating leases provide for renewal options that at a pre-determined period and rental value. Furthermore, certain leases provide that we may cancel the lease if our retail sales at that location fall below an established level. Within the first few years of the initial lease term, a majority of our store operating leases contain cancellation clauses that allow the leases to be

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

terminated at our discretion, if certain minimum sales levels are not met. In the normal course of business, operating leases are typically renewed or replaced by other leases.
Escalation of operating lease payments of certain leases depend on an existing index or rate, such as the consumer price index or the market interest rate. These are considered variable lease payments and are included in lease payments when the escalation is known.
Operating lease expense was as follows:

Thirteen Weeks Ended
May 4, 2019
Operating lease cost (1)	$64,902

(1) Includes $8.0 million in variable lease costs.
Supplemental balance sheet information related to operating leases was as follows:

May 4, 2019
Right of Use Assets	$729,950

Current lease liabilities	$160,731
Long-term lease liabilities	645,796
Total operating lease liabilities	$806,527

Weighted Average Remaining Lease Term (years)	5.2

Weighted Average Discount Rate (1)	5.8%

(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

Thirteen Weeks Ended
May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$56,876
Right of use assets obtained in exchange for lease obligations, non-cash	6,028

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Maturities of operating lease liabilities were as follows:

Fiscal Year Ending:
February 1, 2020	$148,654
January 30, 2021	209,463
January 29, 2022	183,961
January 28, 2023	146,545
February 4, 2024	98,023
Thereafter	150,812
Total future minimum lease payments	$937,458
Less imputed interest	(130,931)
Total	$806,527

5. RETAIL FLEET OPTIMIZATION PLAN
In the fourth quarter of fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network with the closure of at least 250 stores in the United States in fiscal years 2019-2021. Under this plan, we expect to close approximately 100 Chico's, 90 WHBM and 60 Soma locations in fiscal years 2019-2021, with the majority of the closings occurring in fiscal years 2020 and 2021. This initiative is part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs and improve profitability and return on invested capital. For the thirteen weeks ended May 4, 2019, the Company recorded $4.9 million in pre-tax accelerated depreciation of property and equipment within cost of goods sold associated with this retail fleet optimization plan. Accelerated depreciation on property and equipment reflects the impact of a change in the useful life of store assets for store closures added as a result of the Company’s retail fleet optimization plan.

6. SHARE-BASED COMPENSATION
For the thirteen weeks ended May 4, 2019 and May 5, 2018, share-based compensation expense was $1.5 million and $5.1 million, respectively. As of May 4, 2019, approximately 5.3 million shares remain available for future grants of equity awards under our Amended and Restated 2012 Omnibus Stock and Incentive Plan, which was amended and restated effective June 22, 2017.
Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant.
Restricted stock award activity for the thirteen weeks ended May 4, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,715,466	$10.92
Granted	2,338,690	4.76
Vested	(1,043,156)	11.72
Forfeited	(849,773)	7.56
Unvested, end of period	3,161,227	7.00

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Performance-based Restricted Stock Units
For the thirteen weeks ended May 4, 2019, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of Company-specific performance goals during the three fiscal years 2019 - 2021. Any units earned as a result of the achievement of this goal will vest 100% three years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the thirteen weeks ended May 4, 2019 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,067,338	$11.40
Granted	1,170,650	4.23
Vested	(244,628)	13.19
Forfeited	(927,109)	7.60
Unvested, end of period	1,066,251	6.42

Stock Option Awards
For the thirteen weeks ended May 4, 2019 and May 5, 2018, we did not grant any stock options.
Stock option activity for the thirteen weeks ended May 4, 2019 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	214,277	$13.54
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable, end of period	214,277	13.54

7. INCOME TAXES
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
For the thirteen weeks ended May 4, 2019 and May 5, 2018, the Company’s effective tax rate was 62.7% and 27.9%, respectively. The effective tax rates of 62.7% and 27.9% included the recognition of $2.0 million and $1.1 million, respectively, of additional tax expense related to the accounting for employee share-based awards. The increase in the first quarter tax rate over the prior year was primarily the result of lower pre-tax income and the additional tax expense related to employee share-based awards.

8. EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted income per share shown on the face of the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Numerator
Net income	$2,025	$29,004
Net income and dividends declared allocated to participating securities	—	(714)
Net income available to common shareholders	$2,025	$28,290
Denominator
Weighted average common shares outstanding – basic	114,434	125,277
Dilutive effect of non-participating securities	353	39
Weighted average common and common equivalent shares outstanding – diluted	114,787	125,316
Net Income per Common Share:
Basic	$0.02	$0.23
Diluted	$0.02	$0.23

For the thirteen weeks ended May 4, 2019 and May 5, 2018, 0.7 million and 0.6 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

9. FAIR VALUE MEASUREMENTS
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of May 4, 2019 generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities, with $34.3 million of securities with maturity dates within one year or less and $28.5 million with maturity dates over one year and less than two years.
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
We assess the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses market participant rents to calculate fair value of ROU assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level. On February 3, 2019, the Company recorded a transition day fair value impairment on our ROU asset of $1.3 million, after-tax, as a decrease to opening retained earnings upon adoption of ASC 842.
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
As of May 4, 2019 and February 2, 2018, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
To assess the fair value of long-term debt as of May 5, 2018, we utilized a discounted future cash flow model using current borrowing rates for similar types of debt of comparable maturities.
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.
During the quarter ended May 4, 2019, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of May 4, 2019, February 2, 2019 and May 5, 2018, we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of May 4, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$328	$328	$—	$—
Marketable securities:
Corporate bonds	59,893	—	59,893	—
Commercial paper	2,943	—	2,943	—
Noncurrent Assets
Deferred compensation plan	6,872	6,872	—	—
Total	$70,036	$7,200	$62,836	$—
Financial Liabilities:
Long-term debt (1)	$53,750	$—	$53,750	$—

	Balance as of February 2, 2019
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$711	$711	$—	$—
Marketable securities:
Corporate bonds	60,281	—	60,281	—
Commercial paper	1,706	—	1,706	—
Noncurrent Assets
Deferred compensation plan	6,644	6,644	—	—
Total	$69,342	$7,355	$61,987	$—
Financial Liabilities:
Long-term debt (1)	$57,500	$—	$57,500	$—

	Balance as of May 5, 2018
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$311	$311	$—	$—
Marketable securities:
Municipal securities	3,462	—	3,462	—
U.S. government agencies	12,755	—	12,755	—
Corporate bonds	42,992	—	42,992	—
Commercial paper	1,987	—	1,987	—
Noncurrent Assets
Deferred compensation plan	7,044	7,044	—	—
Total	$68,551	$7,355	$61,196	$—
Financial Liabilities:
Long-term debt (1)	$64,868	$—	$65,309	$—

(1) The carrying value of long-term debt as of May 5, 2018 includes the current and long-term portions and the remaining unamortized debt issuance costs. As of May 4, 2019 and February 2, 2019, long-term debt consists only of borrowings under our revolving credit facility as further discussed in Note 10.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

10. DEBT
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
As of May 4, 2019, our outstanding debt consisted of $53.8 million in borrowings under the Agreement, resulting in $146.2 million available for borrowings under the revolving loan and letter of credit facility. As of May 4, 2019, an unamortized debt discount of $0.5 million was outstanding related to the Agreement and is presented in other current assets in the accompanying unaudited consolidated balance sheet.
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

The following table provides additional detail on our outstanding debt:

	May 4, 2019	February 2, 2019	May 5, 2018
Credit Agreement, net	$53,750	$57,500	$64,868
Less: current portion	—	—	(15,000)
Total Long-Term Debt	$53,750	$57,500	$49,868

11. COMMITMENTS AND CONTINGENCIES
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
In May 2016, Chico’s Retail Services, Inc. (“CRS”) was named as a defendant in Corporate Cleaners, Inc. v. Chico’s Retail Services, Inc., an action filed in the Seventeenth Judicial Circuit of Florida. The plaintiff alleges that CRS breached a contract (and related amendments thereto) with the plaintiff by, among other reasons, failing to pay outstanding invoices and failing to allow the plaintiff the exclusive right to provide certain cleaning services. The plaintiff seeks an award of lost profits, lost revenue, as well as attorneys’ fees and costs. CRS denies the material allegations brought by the plaintiff and filed a counterclaim seeking recovery of amounts associated with alleged misrepresentations by the plaintiff as to the quantity of inventory units cleaned by the plaintiff. Discovery, including document productions, depositions, as well as expert discovery, remains ongoing.
On September 4, 2018, CRS and the plaintiff participated in mediation. Although unsuccessful at that time, the mediation remains adjourned with the expectation that the parties will continue mediation after expert disclosures have been exchanged. CRS’ expert was deposed in April 2019. A trial date is set for September 17, 2019. No assurance can be given that CRS will be successful in its defense of this case or in its counterclaim. However, management does not believe that any resolution of the case would have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In May 2019, the Company was named as a defendant in Fisher v. Chico’s FAS, Inc., a putative class action filed in the United States District Court for the Southern District of California. The complaint alleges that the Company advertised fictitious prices and corresponding phantom discounts on its made-for-outlet products in its Chico’s outlets in violation of California’s Unfair Competition Laws, California’s False Advertising Laws and the California Consumer Legal Remedies Act. The plaintiff seeks disgorgement of the Company’s profits and alleged unjust enrichment resulting from such advertising practices, injunctive relief, a corrective advertising campaign, as well as attorneys’ fees and costs. The Company was served on May 10, 2019 and its response is due May 31, 2019. The Company is currently investigating the underlying allegations and will vigorously defend the case. At this time, it is not possible to predict whether this matter ultimately will be permitted to proceed as a class action, and no assurance can be given as to the ultimate outcome of this matter. However, if the matter were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of May 4, 2019 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and in our 2018 Annual Report on Form 10-K.

Executive Overview

We are a leading omnichannel specialty retailer of women’s private branded, sophisticated, casual-to-dressy apparel, intimates and complementary accessories, operating under the Chico’s, White House Black Market (“WHBM”), Soma and TellTaleTM brand names in the United States (“U.S.”), Puerto Rico, the U.S. Virgin Islands and Canada. Our distinct lifestyle brands serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic and international retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through an unaffiliated franchise partner in Mexico and through third-party channels.
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
In April 2019, our Board of Directors (the “Board”) initiated a Chief Executive Officer (“CEO”) transition plan, following the resignation of our former CEO. The Board is now searching for a new CEO with a strong fashion apparel track record who can increase shareholder value by moving more aggressively to enhance the growth and positioning of Chico’s and our other brands. As the Board conducts its search for a new CEO, Bonnie Brooks, former Vice Chair, President and CEO of Hudson's Bay Company and a current member of our Board, is serving as Interim CEO.
The Company reported first quarter EPS of $0.02 per diluted share, compared to $0.23 per diluted share in last year’s first quarter. Comparable store sales were down 7.0%, driven by lower average dollar sale and a decrease in transaction count.
Business Highlights

•
Chico’s first quarter results stabilized in line with the fourth quarter 2018. The brand is making progress in elevating the product aesthetic and delivering a more balanced merchandise architecture to its customers. Both conversion and units per transaction increased in the quarter.

•
Soma reported positive 3.4% comparable sales in the first quarter, driven by bras and sleepwear. The Company’s latest EnblissTM collection is performing particularly well and is on track to be the #1 franchise in Soma’s portfolio.

•
White House Black Market reported a greater than expected comparable sales decline, driven by misses in color and print. Steps to course correct are already being implemented, including adjustments for fall and holiday product offerings.

•
The Company completed the rollout of Style Connect™, an enhanced platform that provides digitized clienteling tools, to all stores and remains on track to launch Buy Online Pick-up in Store (BOPIS) across its fleet this summer.

•
The Company is making progress on its previously announced search for a permanent CEO. The Board’s search committee has met with a number of exceptionally qualified candidates and is pleased with the quality of the apparel executives with merchandising experience that it is seeing.

Current Trends
Unsolicited Takeover Offer
On May 10, 2019, the Company received an unsolicited proposal from Sycamore Partners Management, L.P. to acquire the Company for $3.50 per share in cash. After reviewing the proposal in consultation with its independent financial and legal advisors, the Chico's FAS Board of Directors (the “Board’) determined that Sycamore's proposal substantially undervalues Chico's FAS and is not in the best interests of Chico's FAS shareholders. This follows the Board’s review and rejection of another recent proposal dated April 14, 2019 from Sycamore to acquire the Company for $4.30 per share, which the Board also determined substantially undervalued the Company and was not in the best interests of shareholders.

Macroeconomic Impacts
The Company has exposure to volatility of the macroeconomic environment due to political uncertainty and potential changes to international trade agreements, such as new tariffs imposed on certain Chinese-made products imported to the U.S. During the third quarter of fiscal 2018, the U.S. began to impose duties of 10% on certain Chinese-made imported products. On May 5, 2019, the current administration announced an increase to the tariffs currently being imposed on these imports from 10% to 25%, effective May 10, 2019. Certain of the Company's offerings are impacted by these tariffs, however the Company believes that there will be minimal impact on the Company’s results of operations. Additionally, on May 5, 2019, the current administration raised the possibility of adding a 25% punitive tariff to other categories of U.S. imports from China, which may have a more significant impact on the results of the Company if enacted. To minimize this risk, the Company is actively reducing its penetration of Chinese-made imported products and, in the event such tariffs are imposed, will engage vendor participation to negotiate cost-sharing agreements, and manage and adjust spring buys and product pricing. There can be no assurance that these actions will mitigate the impact of new and/or incremental tariffs and consequentially future net sales, income from operations and net income may be adversely impacted at a material level.
Our Business Strategy
Our overall business strategy is focused on building a collection of distinct high-performing retail brands serving the fashion needs of women 35 and older. The primary function of the Company is the production and procurement of merchandise that delivers the Brand Promise and Brand Positioning of each of the brands and resonates with our customers.  We are focused on building a collection of distinct high-performing retail brands serving the fashion needs of women 35 and older. To that end we are further strengthening our merchandise and design capabilities significantly in the coming months and enhancing our sourcing and supply chain to deliver product in a timely manner to our customers while also concentrating on quality improvements. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.
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
In fiscal 2016, we implemented cost reduction and operating efficiency initiatives, including realigning marketing and digital commerce, improving supply chain efficiency and reducing non-merchandise expenses. In fiscal 2017, we focused on our brand positioning and evolving the customer experience and leveraging actionable retail science to drive sales. In fiscal 2018, we launched multiple initiatives that utilize technology and new platforms to drive growth such as Endless Aisle and STYLECONNECTTM (which enables store associates to personalize the customer experience). As a result of these multi-year initiatives, we have the technology and tools in place to leverage our omnichannel capabilities, which should allow us to capture and stay connected with our customers, whether in-store or online.
We are committed to enhancing our effectiveness and efficiency to better meet customer expectations and drive profitable growth. In the fourth quarter of fiscal 2018, we announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network with the closure of at least 250 stores in the United States over the next three years. Building upon management's strategic decision to right-size our retail fleet, we also commenced a comprehensive review of our operations to ensure the business is structured for agility, speed and innovation. These initiatives are part of our efforts to better capitalize on our existing omnichannel platform, reduce costs and improve both our profitability and return on invested capital.

Results of Operations
Thirteen Weeks Ended May 4, 2019 Compared to the Thirteen Weeks Ended May 5, 2018
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended May 4, 2019 (the “first quarter”) and the thirteen weeks ended May 5, 2018 (“last year’s first quarter”):

	Thirteen Weeks Ended
	May 4, 2019		May 5, 2018

	(dollars in millions)
Chico's	$277	53.4%	$301	53.6%
WHBM	161	31.1	183	32.5
Soma	80	15.5	78	13.9
Total Net Sales	$518	100.0%	$562	100.0%
For the first quarter of fiscal 2019, net sales were $518 million compared to $562 million in last year’s first quarter. This decrease of 7.8% reflects a comparable sales decline of 7.0% as well as the impact of 41 net store closures since last year’s first quarter. The comparable sales decline was driven by lower average dollar sale and a decrease in transaction count.
The following table depicts comparable sales percentages by Chico’s, WHBM and Soma for the thirteen weeks ended May 4, 2019 and May 5, 2018:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
Chico's	(7.8)%	(5.5)%
WHBM	(10.0)	(6.6)
Soma	3.4	(5.8)
Total Company	(7.0)%	(5.9)%
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold (“COGS”) and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended May 4, 2019 and May 5, 2018:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018

	(dollars in millions)
Cost of goods sold	$327	$335
Gross margin	191	227
Gross margin percentage	36.9%	40.4%

For the first quarter of fiscal 2019, gross margin was $191 million, or 36.9% of net sales, compared to $227 million, or 40.4% of net sales, in last year’s first quarter. This 350-basis-point decrease primarily reflects the impact of product liquidations, continued charges related to our omnichannel programs and accelerated depreciation as a result of our retail fleet optimization plan announced in the fourth quarter of 2018.
Retail Fleet Optimization Plan
In the first quarter of fiscal 2019, the Company recorded approximately $5 million in pre-tax accelerated depreciation of property and equipment within cost of goods sold related to our retail fleet optimization plan. The first quarter after-tax impact of these charges was approximately $4 million.

Selling, General and Administrative Expenses
The following table depicts selling, general and administrative expenses (“SG&A”), which includes direct operating expenses, marketing expenses and National Store Support Center expenses (“NSSC”), in dollars and as a percentage of total net sales for the thirteen weeks ended May 4, 2019 and May 5, 2018:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018

	(dollars in millions)
Selling, general and administrative expenses	$185	$186
Percentage of total net sales	35.9%	33.2%

For the first quarter of fiscal 2019, SG&A was $185 million, or 35.9% of net sales, compared to $186 million, or 33.2% of net sales, in last year’s first quarter. This 270-basis point increase primarily reflects deleverage of store operating expenses as well as investments in technology and Soma marketing.
Provision for Income Taxes
For the first quarter of fiscal 2019, the $3 million income tax provision resulted in an effective tax rate of 62.7% compared to 27.9% for last year’s first quarter. The effective tax rates of 62.7% and 27.9% included the recognition of approximately $2 million and $1 million, respectively, of additional tax expense related to the accounting of employee share-based awards. The increase in the first quarter tax rate over last year’s first quarter was primarily the result of lower pre-tax income and the additional tax expense related to employee share-based awards.
    Net Income and Earnings per Diluted Share
For the first quarter of fiscal 2019, net income was $2 million, or $0.02 per diluted share, compared to net income of $29 million, or $0.23 per diluted share in last year’s first quarter. Results for the first quarter include the unfavorable impact of accelerated depreciation charges of approximately $4 million, after-tax, related to our retail fleet optimization plan. The change in earnings per share reflects a decrease in net income, partially offset by the impact of approximately 12 million shares repurchased since the end of the first quarter last year.
Cash, Marketable Securities and Debt
At the end of the first quarter, cash and marketable securities totaled $168 million, a decrease of $87 million compared to last year’s first quarter, while debt totaled $54 million, a decrease of $11 million from last year’s first quarter. This $87 million decrease in cash and marketable securities primarily reflects a return of cash to shareholders through share repurchases and dividend payments, cash utilized for capital expenditures and debt payments, partially offset by cash generated from operating activities.
Inventories
At the end of the first quarter, inventories totaled $242 million compared to $254 million at the end of last year’s first quarter. This $11 million, or 4.5%, decrease primarily reflects the impact of product liquidations through a third party, store closures and management of inventory levels relative to net sales.
Adoption of New Accounting Pronouncements
As discussed in Note 1 and Note 4 to our unaudited consolidated financial statements included in this Form 10-Q, we adopted ASC 842, Leases, as of February 3, 2019. As of May 4, 2019, we had $730 million, $161 million, and $646 million of operating lease assets, current portion of operating lease liabilities and noncurrent portion of operating lease liabilities, respectively, as a result of the adoption of ASC 842.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited consolidated financial statements included in this Form 10-Q for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods.

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
The following table summarizes cash flows for the year-to-date period May 4, 2019 compared to last year’s year-to-date period May 5, 2018:

	Thirteen Weeks Ended
	May 4, 2019	May 5, 2018
	(dollars in millions) (1)
Net cash provided by operating activities	$6	$62
Net cash used in investing activities	(8)	(11)
Net cash used in financing activities	(16)	(17)
Net (decrease) increase in cash and cash equivalents	$(19)	$33
(1) May not foot due to rounding
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2019 was $6 million compared to $62 million in last year’s year-to-date period. The change in net cash provided by operating activities primarily reflects lower 2019 net income, the timing of payables and the impact of income taxes, partially offset by the impact of shifts in the timing of the Chinese New Year on inventory levels.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2019 was $8 million compared to $11 million in last year’s year-to-date period, primarily reflecting a $2 million decrease in purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2019 was $16 million compared to $17 million in last year’s year-to-date period, primarily reflecting a $1 million decrease in dividends paid as a result of a decline in shares outstanding in the current year.
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
As of May 4, 2019, $54 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the unaudited condensed balance sheet included in this Form 10-Q.
Store and Franchise Activity
During the fiscal 2019 year-to-date period, we had 8 store closures consisting of 3 Chico’s stores, 4 WHBM stores and 1 Soma store. As part of our retail fleet optimization plan, the Company expects to close approximately 100 Chico’s, 90 WHBM and 60 Soma locations in fiscal years 2019-2021, with the majority of the closings occurring in fiscal years 2020-2021. We continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise. As of May 4, 2019, the Company’s franchise operations consisted of 84 international retail locations in Mexico and 1 domestic airport store.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, except for the adoption of ASC 842, Leases. See Note 1 and Note 4 to our unaudited consolidated financial statements included in this Form 10-Q for further information on our adoption of ASC 842.

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and business initiatives. These statements may address items such as future sales and sales initiatives, strategic initiatives, customer traffic, gross margin expectations, SG&A expectations, including expected savings, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, future tax rates, the expected impact of tariffs, taxes or other import regulations, particularly with respect to China, the expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “will,” “should,” “expects,” “believes,” “anticipates,” “plans,” “intends,” “estimates,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 19, 2019 and the following:

The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women’s private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the brand performance improvement plans, the Company’s retail fleet optimization plan and the expanded review of the Company’s operations) and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful recruitment of a permanent President and Chief Executive Officer and successful leadership transition for the Chico’s brand and successful integration of the new members of our senior management team; uncertainties regarding future unsolicited offers to buy the Company and our ability to respond effectively to them as well as to actions of activist shareholders and others; the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China and Mexico), labor, political or other shifts; and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of May 4, 2019 has not significantly changed since February 2, 2019. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On August 2, 2018, we entered into a new credit agreement, as further discussed in Note 10 to our unaudited consolidated financial statements included in this Form 10-Q. The Agreement, which matures on August 2, 2023, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities primarily including corporate bonds, commercial paper, municipal securities and U.S. government agencies. The marketable securities portfolio as of May 4, 2019, consisted of $34.3 million of securities with maturity dates within one year or less and $28.5 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of May 4, 2019, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in providing reasonable assurance in timely alerting them to material information relating to us (including our consolidated subsidiaries) and that information required to be disclosed in our reports is recorded, processed, summarized and reported as required to be included in our periodic SEC filings.
Changes in Internal Controls
During the quarter ended May 4, 2019, we implemented certain controls around the adoption of ASC 842, Leases. There were no other significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the above referenced evaluation. Other than disclosed above, there was no change in our internal control over financial reporting or in other factors during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 11 to our unaudited consolidated financial statements included in this Form 10-Q under the heading “Commitments and Contingencies.”

ITEM 1A.	RISK FACTORS

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K filed with the SEC on March 19, 2019 should be considered as they could materially affect our business, financial condition or future results.
There have not been any significant changes with respect to the risks described in our 2018 Form 10-K, except as described below, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.
The risk factor below updates and supersedes the risk factor associated with our business previously disclosed in Part I, Item 1A. “Risk Factors” in our 2018 Form 10-K.

27. Our business could be impacted as a result of actions by activist shareholders or others
From time to time, we may be subject to legal and business challenges in the operation of our Company due to proxy contests, consent solicitations, shareholder proposals, media campaigns and other such actions instituted by activist shareholders or others. In the event of shareholder activism, particularly with respect to matters which our Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to such actions is costly and time-consuming, disruptive to our operations, may not align with our business strategies and may divert the attention of our Board of Directors and management from the pursuit of current business strategies. Perceived uncertainties as to our future direction or changes to the composition of our Board of Directors as a result of shareholder activism may lead to the perception of instability in the organization and its future and may make it more difficult to attract and retain qualified personnel, business partners and customers.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
February 3, 2019 - March 2, 2019	—	$—	—	$55,192
March 3, 2019 - April 6, 2019	413,388	5.81	—	55,192
April 7, 2019 - May 4, 2019	8,502	3.45	—	55,192
Total	421,890	5.76	—

(a) Total number of shares purchased consists of 421,890 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300 million share repurchase plan. There was approximately $55.2 million remaining under the program as of the end of the first quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. The Company has no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

ITEM 5.	OTHER INFORMATION
Effective June 7, 2019, the Company has engaged director Kim Roy to serve as a consultant to the Company to assist with product and merchandising through July 31, 2019. During this limited engagement, Ms. Roy will provide up to 24 days of consulting services and, during such engagement, will not serve on any Board committees that require independent members. Ms. Roy and the Company entered into a consulting agreement, which is included as an exhibit to this Form 10-Q.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.44	Indemnification agreement with Kim Roy, dated February 18, 2019 (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K, as filed with the Commission on March 19, 2019)

Exhibit 10.45
Employment letter agreement between the Company and Karen McKibbin, dated as of March 4, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on March 6, 2019)

Exhibit 10.46
Restrictive covenant agreement between the Company and Karen McKibbin, dated as of March 4, 2019, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on March 6, 2019)

Exhibit 10.47	Employment letter agreement between the Company and Ann Joyce, dated as of October 8, 2015

Exhibit 10.48	Letter agreement, dated April 24, 2019, between the Company and Shelley G. Broader (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 24, 2019)

Exhibit 10.49	Separation Agreement and Release between the Company and Shelley G. Broader, dated as of May 2, 2019

Exhibit 10.50	Letter agreement, dated April 24, 2019, between the Company and Bonnie R. Brooks (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, as filed with the Commission on April 24, 2019)

Exhibit 10.51	Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Bonnie R. Brooks, dated April 24, 2019

Exhibit 10.52	Professional Services Agreement, between the Company and Bonnie R. Brooks, dated as of April 24, 2019

Exhibit 10.53	Consulting Agreement, between the Company and Kim Roy, dated as of June 7, 2019

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	iXBRL Instance Document

Exhibit 101.SCH	iXBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	iXBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	iXBRL Taxonomy Definition Linkbase Document

Exhibit 101.LAB	iXBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	iXBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO’S FAS, INC.

Date:	June 11, 2019	By:	/s/ Bonnie R Brooks
Bonnie R. Brooks
Interim President, Chief Executive Officer and Director

Date:	June 11, 2019	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	June 11, 2019	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer