Form 10-Q
period 2019-08-03
CHICO'S FAS, INC.
filed 2019-08-28
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to

 Commission file number 001-16435

Chico's FAS, Inc.
(Exact name of registrant as specified in charter)

Florida	59-2389435
(State of Incorporation)	(I.R.S. Employer Identification No.)
11215 Metro Parkway, Fort Myers, Florida 33966
(Address of principal executive offices)
239-277-6200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CHS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
At August 19, 2019, the registrant had 117,873,533 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 3, 2019

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of (Loss) Income for the Thirteen Weeks and Twenty-Six Weeks Ended August 3, 2019 (Unaudited) and August 4, 2018 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Thirteen Weeks and Twenty-Six Weeks Ended August 3, 2019 (Unaudited) and August 4, 2018 (Unaudited)	4

	Condensed Consolidated Balance Sheets – August 3, 2019 (Unaudited), February 2, 2019 (Unaudited), and August 4, 2018 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks and Twenty-Six Weeks Ended August 3, 2019 (Unaudited) and August 4, 2018 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 3, 2019 (Unaudited) and August 4, 2018 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II – Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6.	Exhibits	35

Signatures		36

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$508,356	100.0%	$544,720	100.0%	$1,026,084	100.0%	$1,106,535	100.0%
Cost of goods sold	339,734	66.8	347,853	63.9	666,631	65.0	682,800	61.7
Gross Margin	168,622	33.2	196,867	36.1	359,453	35.0	423,735	38.3
Selling, general and administrative expenses	170,983	33.7	174,089	31.9	356,391	34.7	360,508	32.6
(Loss) Income from Operations	(2,361)	(0.5)	22,778	4.2	3,062	0.3	63,227	5.7
Interest income (expense), net	52	0.0	(310)	(0.1)	54	0.0	(555)	0.0
(Loss) Income before Income Taxes	(2,309)	(0.5)	22,468	4.1	3,116	0.3	62,672	5.7
Income tax provision	—	0.0	5,700	1.0	3,400	0.3	16,900	1.6
Net (Loss) Income	$(2,309)	(0.5)%	$16,768	3.1%	$(284)	0.0%	$45,772	4.1%
Per Share Data:
Net (loss) income per common share - basic	$(0.02)		$0.13		$0.00		$0.36
Net (loss) income per common and common equivalent share – diluted	$(0.02)		$0.13		$0.00		$0.36
Weighted average common shares outstanding – basic	114,802		124,730		114,618		125,003
Weighted average common and common equivalent shares outstanding – diluted	114,802		124,774		114,618		125,054

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net (loss) income	$(2,309)	$16,768	$(284)	$45,772
Other comprehensive income:
Unrealized gains on marketable securities, net of taxes	131	87	194	56
Foreign currency translation gains (losses)	103	(20)	21	(88)
Comprehensive (loss) income	$(2,075)	$16,835	$(69)	$45,740

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	August 3, 2019	February 2, 2019	August 4, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$99,634	$124,128	$177,641
Marketable securities, at fair value	63,446	61,987	61,727
Inventories	227,736	235,218	224,233
Prepaid expenses and other current assets	47,919	63,845	57,301
Total Current Assets	438,735	485,178	520,902
Property and Equipment, net	337,049	370,932	393,525
Right of Use Assets	697,332	—	—
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	17,468	15,220	13,327
Total Other Assets	153,172	150,924	149,031
	$1,626,288	$1,007,034	$1,063,458
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$137,142	$143,404	$139,604
Current lease liabilities	158,866	—	—
Other current and deferred liabilities	108,861	131,820	119,497
Total Current Liabilities	404,869	275,224	259,101
Noncurrent Liabilities:
Long-term debt	50,000	57,500	61,250
Long-term lease liabilities	611,308	—	—
Other noncurrent and deferred liabilities	8,860	89,109	97,454
Deferred taxes	2,129	5,237	4,640
Total Noncurrent Liabilities	672,297	151,846	163,344
Commitments and Contingencies (see Note 11)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 159,297 and 158,246 and 158,368 shares issued respectively; and 118,000 and 116,949 and 125,710 shares outstanding, respectively	1,180	1,169	1,257
Additional paid-in capital	487,789	486,406	476,480
Treasury stock, at cost, 41,297 and 41,297 and 32,658 shares, respectively	(494,395)	(494,395)	(444,252)
Retained earnings	554,694	587,145	607,643
Accumulated other comprehensive loss	(146)	(361)	(115)
Total Shareholders’ Equity	549,122	579,964	641,013
	$1,626,288	$1,007,034	$1,063,458

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Amount			Total
BALANCE, May 4, 2019	117,968	$1,180	$485,805	41,297	$(494,395)	$567,233	$(380)	$559,443
Net loss	—	—	—	—	—	(2,309)	—	(2,309)
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	131	131
Foreign currency translation adjustment	—	—	—	—	—	—	103	103
Issuance of common stock	48	—	45	—	—	—	—	45
Dividends declared on common stock ($0.0875 per share)	—	—	—	—	—	(10,230)	—	(10,230)
Repurchase of common stock and tax withholdings related to share-based awards	(16)	—	(55)	—	—	—	—	(55)
Share-based compensation	—	—	1,994	—	—	—	—	1,994
BALANCE, August 3, 2019	118,000	$1,180	$487,789	41,297	$(494,395)	$554,694	$(146)	$549,122

BALANCE, May 5, 2018	129,216	$1,292	$471,458	29,114	$(413,465)	$601,801	$(182)	$660,904
Net income	—	—	—	—	—	16,768	—	16,768
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	87	87
Foreign currency translation adjustment	—	—	—	—	—	—	(20)	(20)
Issuance of common stock	65	1	73	—	—	—	—	74
Dividends declared on common stock ($0.085 per share)	—	—	—	—	—	(10,926)	—	(10,926)
Repurchase of common stock and tax withholdings related to share-based awards	(3,571)	(36)	(234)	3,544	(30,787)	—	—	(31,057)
Share-based compensation	—	—	5,183	—	—	—	—	5,183
BALANCE, August 4, 2018	125,710	$1,257	$476,480	32,658	$(444,252)	$607,643	$(115)	$641,013

The accompanying notes are an integral part of these condensed consolidated statements.

	Twenty-Six Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Amount			Total
BALANCE, February 2, 2019	116,949	$1,169	$486,406	41,297	$(494,395)	$587,145	$(361)	$579,964
Cumulative effect of adoption of ASU 2016-02 (see Note 1)	—	—	—	—	—	(1,287)	—	(1,287)
BALANCE, February 2, 2019, as adjusted	116,949	1,169	486,406	41,297	(494,395)	585,858	(361)	578,677
Net loss	—	—	—	—	—	(284)	—	(284)
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	194	194
Foreign currency translation adjustment	—	—	—	—	—	—	21	21
Issuance of common stock	1,490	15	377	—	—	—	—	392
Dividends declared on common stock ($0.2625 per share)	—	—	—	—	—	(30,880)	—	(30,880)
Repurchase of common stock & tax withholdings related to share-based awards	(439)	(4)	(2,480)	—	—	—	—	(2,484)
Share-based compensation	—	—	3,486	—	—	—	—	3,486
BALANCE, August 3, 2019	118,000	$1,180	$487,789	41,297	$(494,395)	$554,694	$(146)	$549,122

BALANCE, February 3, 2018	127,471	$1,275	$468,806	29,114	$(413,465)	$599,810	$(44)	$656,382
Cumulative effect of adoption of ASU 2018-02, ASU 2016-16 and ASU 2014-09						(5,015)	(39)	(5,054)
BALANCE, February 3, 2018, as adjusted	127,471	1,275	468,806	29,114	(413,465)	594,795	(83)	651,328
Net income	—	—	—	—	—	45,772	—	45,772
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	56	56
Foreign currency translation adjustment	—	—	—	—	—	—	(88)	(88)
Issuance of common stock	2,115	21	658	—	—	—	—	679
Dividends declared on common stock ($0.255 per share)	—	—	—	—	—	(32,924)	—	(32,924)
Repurchase of common stock & tax withholdings related to share-based awards	(3,876)	(39)	(3,222)	3,544	(30,787)	—	—	(34,048)
Share-based compensation	—	—	10,238	—	—	—	—	10,238
BALANCE, August 4, 2018	125,710	$1,257	$476,480	32,658	$(444,252)	$607,643	$(115)	$641,013

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Cash Flows from Operating Activities:
Net (loss) income	$(284)	$45,772
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	46,826	45,870
Non-cash lease expense	106,961	—
Loss on disposal and impairment of property and equipment, net	196	1,778
Deferred tax benefit	(2,639)	(2,600)
Share-based compensation expense	3,486	10,238
Deferred rent and lease credits	—	(10,101)
Changes in assets and liabilities:
Inventories	7,482	8,669
Prepaid expenses and other assets	(4,432)	5,864
Accounts payable	(16,509)	10,440
Accrued and other liabilities	(5,884)	(16,329)
Lease liability	(114,186)	—
Net cash provided by operating activities	21,017	99,601
Cash Flows from Investing Activities:
Purchases of marketable securities	(25,615)	(17,315)
Proceeds from sale of marketable securities	24,384	15,718
Purchases of property and equipment	(14,076)	(19,844)
Net cash used in investing activities	(15,307)	(21,441)
Cash Flows from Financing Activities:
Proceeds from borrowings	—	61,250
Payments on borrowings	(7,500)	(68,750)
Proceeds from issuance of common stock	392	679
Dividends paid	(20,633)	(22,012)
Repurchase of common stock	—	(28,443)
Payments of tax withholdings related to share-based awards	(2,484)	(3,226)
Net cash used in financing activities	(30,225)	(60,502)
Effects of exchange rate changes on cash and cash equivalents	21	(88)
Net (decrease) increase in cash and cash equivalents	(24,494)	17,570
Cash and Cash Equivalents, Beginning of period	124,128	160,071
Cash and Cash Equivalents, End of period	$99,634	$177,641

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,149	$2,063
Cash (received) paid for income taxes, net	$(1,449)	$22,327

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Chico's FAS, Inc. and its wholly-owned subsidiaries (collectively, the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 2, 2019, included in the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the Securities and Exchange Commission ("SEC") on March 19, 2019 ("2018 Annual Report on Form 10-K").
As used in this report, all references to "we," "us," "our" and "the Company," refer to Chico's FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended August 3, 2019 are not necessarily indicative of the results that may be expected for the entire year.
Adoption of New Accounting Pronouncements
Effective February 3, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company also adopted the package of practical expedients issued in subsequent ASUs related to ASU 2016-02. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements, to Accounting Standard Codification ("ASC") 842, Leases ("ASC 842"), which included a provision to apply ASC 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use the initial application date as the effective date of ASC 842. Consequently, the comparative periods are presented in accordance with ASC 840, Leases, and are not restated in accordance with ASC 842. As a result of the adoption of ASC 842, on February 3, 2019, we recorded operating lease right-of-use ("ROU") assets of $764.1 million and lease liabilities of $845.7 million. On February 3, 2019, the Company recorded a cumulative effect adjustment of $1.3 million as a decrease to opening retained earnings upon adoption of ASC 842. The adoption of ASC 842 had an immaterial impact on our unaudited condensed consolidated results of operations and statement of cash flows for the thirteen and twenty-six weeks ended August 3, 2019. Additional information and disclosures required by this new standard are contained in Note 4, Leases.
Leases
Beginning on February 3, 2019, the Company accounts for leases pursuant ASC 842 as established by ASU 2016-02. We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, current lease liabilities and long-term lease liabilities in our unaudited consolidated balance sheet. The Company does not have finance leases in the periods presented.
ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of fixed lease payments over the lease term. The operating lease ROU asset represents the net present value of fixed payments required under the lease, discounted at the Company's incremental borrowing rate, offset by impairments and lease incentives such as tenant improvements and deferred rent balances.
Our leases do not provide an implicit rate. Accordingly, we use the Company's incremental borrowing rate at commencement date in determining the present value of lease payments over the lease term. Furthermore, we elected to apply a portfolio approach, using the same discount rate applied to a portfolio of leases for similar asset types with a similar lease term.
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

CHICO'S FAS, INC. AND SUBSIDIARIES
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
Additionally, we have a nominal number of leases that meet the standard's definition of a "short-term lease" (a lease that, at the commencement date, has a lease term of twelve months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). We have made a policy election to recognize these leases as incurred and have not recognized a ROU asset or corresponding lease liability for them. The Company's short-term leases are not material.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The amendments related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We do not anticipate adoption to have a material impact on the Company's unaudited condensed consolidated financial statements.
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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
Chico's	$268,924	52.9%	$286,808	52.7%	$545,626	53.2%	$587,744	53.1%
WHBM	139,809	27.5	168,938	31.0	300,754	29.3	351,586	31.8
Soma (1)	99,623	19.6	88,974	16.3	179,704	17.5	167,205	15.1
Total Net Sales	$508,356	100.0%	$544,720	100.0%	$1,026,084	100.0%	$1,106,535	100.0%

(1) Includes TellTaleTM net sales, which is not a significant component of Soma revenue.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Accounting Policies
The Company recognizes revenue pursuant ASC 606 as established by ASU 2014-09 ("ASC 606"). Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and Company issued coupons, promotional discounts and employee discounts. Sales from our websites and catalogs are recognized at the time of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying unaudited condensed consolidated statements of (loss) income. Amounts paid by customers to cover shipping and handling costs are immaterial. Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from revenue. Licensing and wholesale income, which is not a significant component of total revenue, is recognized based upon delivery of products, except when the customer has a contractual right of return.
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
Contract Liability
Contract liabilities on the unaudited condensed consolidated balance sheet were comprised of obligations associated with our gift card and customer loyalty programs. As of August 3, 2019 and February 2, 2019, contract liabilities primarily consisted of gift cards of $30.6 million and $42.6 million, respectively. For the thirteen and twenty-six weeks ended August 3, 2019, the Company recognized $7.6 million and $19.5 million, respectively, of revenue that was previously included in the gift card contract liability as of February 2, 2019. The contract liability for our loyalty program was not material as of August 3, 2019 or February 2, 2019.
Performance Obligation
For the thirteen and twenty-six weeks ended August 3, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

4. LEASES
We lease retail stores, a limited amount of office space and certain equipment under operating leases expiring in various years through the fiscal year ending 2029. All of our leases have been classified as operating leases and are recognized and measured as such.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Certain operating leases provide for renewal options that at a pre-determined period and rental value. Furthermore, certain leases provide that we may cancel the lease if our retail sales at that location fall below an established level. Within the first few years of the initial lease term, a majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met. In the normal course of business, operating leases are typically renewed or replaced by other leases.
Escalation of operating lease payments of certain leases depend on an existing index or rate, such as the consumer price index or the market interest rate. These are considered variable lease payments and are included in lease payments when the escalation is known.
Operating lease expense was as follows:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	August 3, 2019
Operating lease cost (1)	$62,341	$127,243

(1) Includes approximately $5.0 million and $13.0 million in variable lease costs for the thirteen and twenty-six weeks ended August 3, 2019, respectively.
Supplemental balance sheet information related to operating leases was as follows:

August 3, 2019
Right of Use Assets	$697,332

Current lease liabilities	$158,866
Long-term lease liabilities	611,308
Total operating lease liabilities	$770,174

Weighted Average Remaining Lease Term (years)	5.0

Weighted Average Discount Rate (1)	5.7%

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
Supplemental cash flow information related to operating leases was as follows:

Twenty-Six Weeks Ended
August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$114,186
Right of use assets obtained in exchange for lease obligations, non-cash	15,465

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Maturities of operating lease liabilities were as follows:

Fiscal Year Ending:
February 1, 2020	$91,580
January 30, 2021	208,932
January 29, 2022	183,783
January 28, 2023	146,250
February 4, 2024	98,811
Thereafter	160,531
Total future minimum lease payments	$889,887
Less imputed interest	(119,713)
Total	$770,174

5. RETAIL FLEET OPTIMIZATION PLAN
In the fourth quarter of fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network with the closure of at least 250 stores in the United States in fiscal years 2019-2021. Under this plan, we expect to close approximately 100 Chico's, 90 WHBM and 60 Soma locations in fiscal years 2019-2021, with the majority of the closings occurring in fiscal years 2020 and 2021. This initiative is part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs and improve profitability and return on invested capital. For the thirteen and twenty-six weeks ended August 3, 2019, the Company recorded $3.0 million and $7.9 million, respectively, in pre-tax accelerated depreciation of property and equipment within cost of goods sold associated with this retail fleet optimization plan. Accelerated depreciation on property and equipment reflects the impact of a change in the useful life of store assets for store closures added as a result of the Company's retail fleet optimization plan.

6. SHARE-BASED COMPENSATION
For the twenty-six weeks ended August 3, 2019 and August 4, 2018, share-based compensation expense was $3.5 million and $10.2 million, respectively. As of August 3, 2019, approximately 5.4 million shares remain available for future grants of equity awards under our Amended and Restated 2012 Omnibus Stock and Incentive Plan, which was amended and restated effective June 22, 2017.
Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant.
Restricted stock award activity for the twenty-six weeks ended August 3, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,715,466	$10.92
Granted	2,759,505	4.50
Vested	(1,201,362)	11.39
Forfeited	(1,231,952)	6.96
Unvested, end of period	3,041,657	6.51

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Performance-based Restricted Stock Units
For the twenty-six weeks ended August 3, 2019, we granted performance-based restricted stock units ("PSUs"), contingent upon the achievement of Company-specific performance goals during the three fiscal years 2019 - 2021. Any units earned as a result of the achievement of this goal will vest 100% three years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the twenty-six weeks ended August 3, 2019 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,067,338	$11.40
Granted	1,170,650	4.23
Vested	(244,628)	13.19
Forfeited	(1,097,951)	7.42
Unvested, end of period	895,409	6.42

Stock Option Awards
For the twenty-six weeks ended August 3, 2019 and August 4, 2018, we did not grant any stock options.
Stock option activity for the twenty-six weeks ended August 3, 2019 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	214,277	$13.54
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding and exercisable, end of period	214,277	13.54

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
For the thirteen weeks ended August 3, 2019 and August 4, 2018, the Company's effective tax rate was 0.0% and 25.4%, respectively. The 0.0% effective tax rate was primarily the result of an income tax benefit on the second quarter operating loss, offset by a true-up from the first quarter provision due to an increase in the forecasted annual effective tax rate.
For the twenty-six weeks ended August 3, 2019 and August 4, 2018, the Company's effective tax rate was 109.1% and 27.0%, respectively. The effective tax rates of 109.1% and 27.0% was primarily the result of the additional tax expense related to employee share-based awards against lower pre-tax income.

8. EARNINGS PER SHARE
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of earnings per common share pursuant to the "two-class" method. For the Company, participating securities are comprised entirely of unvested restricted stock awards and PSUs that have met their relevant performance criteria.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Earnings per share ("EPS") is determined using the two-class method when it is more dilutive than the treasury stock method. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted EPS reflects the dilutive effect of potential common shares from non-participating securities such as stock options, PSUs and restricted stock units.
The following table sets forth the computation of net (loss) income per basic and diluted share shown on the face of the accompanying condensed consolidated statements of (loss) income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Numerator
Net (loss) income	$(2,309)	$16,768	$(284)	$45,772
Net income and dividends declared allocated to participating securities	—	(444)	—	(1,169)
Net (loss) income available to common shareholders	$(2,309)	$16,324	$(284)	$44,603
Denominator
Weighted average common shares outstanding – basic	114,802	124,730	114,618	125,003
Dilutive effect of non-participating securities	—	44	—	51
Weighted average common and common equivalent shares outstanding – diluted	114,802	124,774	114,618	125,054
Net (loss) income per common share:
Basic	$(0.02)	$0.13	$0.00	$0.36
Diluted	$(0.02)	$0.13	$0.00	$0.36

For the thirteen weeks ended August 3, 2019 and August 4, 2018, 0.8 million and 0.8 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the twenty-six weeks ended August 3, 2019 and August 4, 2018, 0.4 million and 0.8 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

9. FAIR VALUE MEASUREMENTS
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of August 3, 2019 generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities, with $39.4 million of securities with maturity dates within one year or less and $24.0 million with maturity dates over one year and less than two years.
We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive (loss) income until realized. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
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

CHICO'S FAS, INC. AND SUBSIDIARIES
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
The carrying value of goodwill for the Chico's and White House Black Market ("WHBM") reporting units and WHBM trade name as of August 3, 2019 and August 4, 2018 was $36.4 million, $60.4 million and $34.0 million, respectively. No impairment charges were recognized for the thirteen and twenty-six weeks ended August 3, 2019 and August 4, 2018. If profitability trends do not improve as projected during fiscal 2019 for our Chico's and WHBM reporting units, it is possible that an interim test, or our annual impairment test in the fourth quarter of fiscal 2019, may result in an impairment of these assets.
As of August 3, 2019 and February 2, 2018, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
To assess the fair value of long-term debt as of August 4, 2018, we utilized a discounted future cash flow model using current borrowing rates for similar types of debt of comparable maturities.
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

During the quarter ended August 3, 2019, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of August 3, 2019, February 2, 2019 and August 4, 2018, we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of August 3, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$286	$286	$—	$—
Marketable securities:
Corporate bonds	60,476	—	60,476	—
Commercial paper	2,970	—	2,970	—
Noncurrent Assets
Deferred compensation plan	7,112	7,112	—	—
Total	$70,844	$7,398	$63,446	$—
Financial Liabilities:
Long-term debt	$50,000	$—	$50,000	$—

	Balance as of February 2, 2019
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$711	$711	$—	$—
Marketable securities:
Corporate bonds	60,281	—	60,281	—
Commercial paper	1,706	—	1,706	—
Noncurrent Assets
Deferred compensation plan	6,644	6,644	—	—
Total	$69,342	$7,355	$61,987	$—
Financial Liabilities:
Long-term debt	$57,500	$—	$57,500	$—

	Balance as of August 4, 2018
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$149	$149	$—	$—
Marketable securities:
Municipal securities	3,423	—	3,423	—
U.S. government agencies	6,773	—	6,773	—
Corporate bonds	46,542	—	46,542	—
Commercial paper	4,989	—	4,989	—
Noncurrent Assets
Deferred compensation plan	7,258	7,258	—	—
Total	$69,134	$7,407	$61,727	$—
Financial Liabilities:
Long-term debt	$61,250	$—	$60,929	$—

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

10. DEBT
On August 2, 2018, the Company and certain of its domestic subsidiaries entered into a credit agreement (the “Agreement”) as borrowers and guarantors, with Wells Fargo Bank, National Association, as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the subsidiary guarantors and secured by a lien on certain assets of the Company and the subsidiary borrowers and guarantors, including inventory, accounts receivable, cash deposits, and certain insurance proceeds. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $200 million, maturing August 2, 2023. In addition, during the term of the Agreement, the Company may increase the commitments under the Agreement by up to an additional $100 million, subject to customary conditions, including obtaining the agreements from the lenders to provide such commitment increase. The interest rate applicable to the loans under the Agreement will be equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or a LIBO rate, plus an interest rate margin, in each case, depending on availability under the Agreement. The Company expects borrowings to be at a LIBO rate, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
The Agreement contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Agreement and the borrowing base (the "Loan Cap"), determined after giving effect to any such transaction or payment, on a pro forma basis.
As of August 3, 2019, our outstanding debt consisted of $50.0 million in borrowings under the Agreement, resulting in $150.0 million available for borrowings under the revolving loan and letter of credit facility. As of August 3, 2019, an unamortized debt discount of $0.5 million was outstanding related to the Agreement and is presented in other current assets in the accompanying unaudited consolidated balance sheet.
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

The following table provides additional detail on our outstanding long-term debt:

	August 3, 2019	February 2, 2019	August 4, 2018
Credit Agreement	$50,000	$57,500	$61,250

11. COMMITMENTS AND CONTINGENCIES
In July 2015, White House Black Market, Inc. ("WHBM") was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia ("District Court"). The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers' point-of-sale receipts. The plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys' fees, costs and punitive damages. WHBM denies the material allegations of the complaint and believes the case is without merit. On February 12, 2018, the District Court issued an order certifying the class.
On April 9, 2018, the District Court, sua sponte, issued an order granting WHBM's earlier 2016 request to appeal, to the Eleventh Circuit Court of Appeals ("Eleventh Circuit"), the District Court's ruling that the plaintiff has standing to maintain the lawsuit. On April 19, 2018, WHBM filed a petition for review in the Eleventh Circuit. In the meantime, the District Court stayed all further proceedings in the case pending the outcome of the appeal in the Eleventh Circuit.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

On July 12, 2018, the plaintiff and WHBM notified the Eleventh Circuit that the plaintiff and WHBM had reached a class settlement on all claims and therefore voluntarily dismissed WHBM's appeal to the Eleventh Circuit. On August 2, 2018, the District Court reopened the case for purposes of reviewing/approving the proposed settlement. On October 22, 2018, the plaintiff filed the settlement papers with the District Court, along with a motion to stay the District Court's consideration of the settlement pending the Eleventh Circuit's final disposition of Muransky v. Godiva Chocolatier, Inc., in which the Eleventh Circuit held, in an opinion issued October 3, 2018, that the display of the first five and last four digits of a credit or debit card number on a customer's receipt given at the point of sale establishes a "concrete injury" sufficient to confer Article III standing, enabling the customer to maintain a lawsuit. The motion to stay was granted on November 15, 2018. A petition for rehearing on the October 2018 opinion was filed in the Muransky case on October 24, 2018. The Eleventh Circuit issued a new opinion on April 22, 2019, sua sponte, superseding the October 2018 opinion, and reaffirming the establishment of Article III standing in the Muransky case.  A petition for rehearing on that April 2019 opinion was filed on May 13, 2019 and is currently pending before the Eleventh Circuit. The Muransky opinion, if not altered on the petition for rehearing, would bind the District Court in the Altman case and likely establish that the plaintiff has standing to maintain her lawsuit against WHBM. In such event, the stay will be lifted and the proposed settlement will be reviewed by the District Court. If the Eleventh Circuit does not find standing in the Muransky case, the parties have agreed to submit the proposed settlement to the Superior Court for Cobb County, Georgia for approval. The proposed settlement would not have a material adverse effect on the Company's consolidated financial condition or results of operations.
However, no assurance can be given that the proposed settlement will be approved. If the proposed settlement is rejected and the case were to proceed as a class action and WHBM were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In May 2016, Chico's Retail Services, Inc. ("CRS") was named as a defendant in Corporate Cleaners, Inc. v. Chico's Retail Services, Inc., an action filed in the Seventeenth Judicial Circuit of Florida (“Seventeenth Judicial Circuit”). The plaintiff alleges that CRS breached a contract (and related amendments thereto) with the plaintiff by, among other reasons, failing to pay outstanding invoices and failing to allow the plaintiff the exclusive right to provide certain cleaning services. The plaintiff seeks an award of lost profits, lost revenue, as well as attorneys' fees and costs. CRS denies the material allegations brought by the plaintiff and filed a counterclaim seeking recovery of amounts associated with alleged misrepresentations by the plaintiff as to the quantity of inventory units cleaned by the plaintiff.
Mediation commenced in 2018, but was adjourned with the expectation that the parties would continue mediation after expert disclosures have been exchanged. CRS' expert was deposed in April 2019. A trial date was set for September 17, 2019; however, on August 15, 2019, the parties entered into a settlement agreement for an amount that was not material to our annual consolidated financial statements. The Seventeenth Judicial Circuit will dismiss the case upon the Company's payment of the settlement.
In May 2019, the Company was named as a defendant in Fisher v. Chico's FAS, Inc., a putative class action filed in the United States District Court for the Southern District of California. The complaint alleges that the Company advertised fictitious prices and corresponding phantom discounts on its made-for-outlet products in its Chico's outlets in violation of California's Unfair Competition Laws, California's False Advertising Laws and the California Consumer Legal Remedies Act. The plaintiff seeks disgorgement of the Company's profits and alleged unjust enrichment resulting from such advertising practices, injunctive relief, a corrective advertising campaign, as well as attorneys' fees and costs. The Company was served on May 10, 2019. The parties have scheduled a mediation date of October 22, 2019. Additionally, the parties have jointly asked the court to extend Company’s response deadline to November 22, 2019.
The Company is currently investigating the underlying allegations and will vigorously defend the case. At this time, it is not possible to predict whether this matter ultimately will be permitted to proceed as a class action, and no assurance can be given as to the ultimate outcome of this matter. However, if the matter were to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company's consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of August 3, 2019 are not estimable. However, while such matters could affect our consolidated operating results

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019, filed with the SEC on March 19, 2019 ("2018 Annual Report on Form 10-K").

Executive Overview

We are a leading omnichannel specialty retailer of women's private branded, sophisticated, casual-to-dressy apparel, intimates and complementary accessories, operating under the Chico's, White House Black Market ("WHBM"), Soma® and TellTaleTM brand names in the United States ("U.S."), Puerto Rico, the U.S. Virgin Islands and Canada. Our distinct lifestyle brands serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic and international retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through an unaffiliated franchise partner in Mexico and through third-party channels.
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
In July 2019, our Board of Directors (the "Board") appointed Bonnie Brooks as Chief Executive Officer ("CEO") and President of Chico's FAS, Inc., and Ms. Brooks will remain on the Company's Board. Furthermore, the responsibility for the Company's apparel group was consolidated under one leader, Molly Langenstein, who was appointed President, Apparel Group, and will lead all business activities for the Chico's and WHBM brands, and Mary van Praag, President, Intimates Group, continues to lead Soma and TellTale. We believe this new leadership structure will strengthen the organization, create clear lines of responsibility and accelerate our sales driving priorities to deliver shareholder value.

The Company reported second quarter loss per diluted share of $0.02, compared to $0.13 earnings per diluted share in last year's second quarter. Comparable store sales were down 6.1%, driven by lower average dollar sale and a decrease in transaction count.
Fiscal 2019 Second Quarter Business Highlights

•
The Company announced the appointment of Bonnie Brooks as CEO and President of Chico’s FAS and a new organizational structure for the Company. Molly Langenstein was appointed President, Apparel Group, leading Chico’s and White House Black Market (“WHBM”), and Mary van Praag, President, Intimates Group, continues to lead Soma® and TellTale™. The new structure and leadership appointments are designed to strengthen the organization, create clear lines of responsibility and accelerate sales driving priorities.

•
Soma reported positive 10.9% comparable sales growth in the second quarter, the brand’s best comparable sales performance in four years, and remains a leading performer in the industry. The focus on innovation, improved aesthetic and additional marketing at Soma are driving new customer acquisition.

•	Chico’s comparable sales improved sequentially compared to the first quarter, driven by momentum in key items and better in-stock positions.

•
WHBM comparable sales were lower sequentially compared to the first quarter due to product misses in color and print, which were identified in the first quarter and have been addressed through significant leadership changes and a more rigorous approval process. The sales trends in the Fall 1 assortment, set in stores and online in early August, have improved. The Company anticipates the performance at the brand to gradually improve throughout the fall and holiday seasons.

•
The Company continues to make progress on executing its three operating priorities which are driving stronger sales through improved product and marketing; optimizing the customer journey by simplifying, digitizing and extending the Company’s unique and personalized service; and transforming sourcing and supply chain operations to increase product speed to market and improve quality.

Current Trends
Macroeconomic Impacts
The Company has exposure to volatility of the macroeconomic environment due to political uncertainty and potential changes to international trade agreements, such as new tariffs imposed on certain Chinese-made products imported to the U.S. During fiscal 2018, the U.S. began to impose duties on certain Chinese-made imported products. On May 5, 2019, the current administration announced an increase to the tariffs currently being imposed on certain imports from 10% to 25%, effective May 10, 2019, and as indicated, will be further increased to 30% beginning on October 1, 2019. The current administration also recently indicated it will impose tariffs on additional products beginning September 1, 2019 that could potentially impact the Company's offerings and results of operations. To minimize this risk, the Company is actively reducing its penetration of Chinese-made imported products and, in the event such tariffs are imposed, will engage vendor participation to negotiate cost-sharing agreements, and manage and adjust spring buys and product pricing. There can be no assurance that these actions will mitigate the impact of new and/or incremental tariffs and consequentially future net sales, income from operations and net income may be adversely impacted at a material level.
Unsolicited Takeover Offer
On June 19, 2019, the Company received an unsolicited proposal from Sycamore Partners Management, L.P. ("Sycamore") to acquire the Company for $3.00 per share in cash. After reviewing the proposal in consultation with its independent financial and legal advisors, the Board determined that Sycamore's proposal substantially undervalued the Company and was not in the best interests of the Company's shareholders. This followed the Board’s review and rejection of previous proposals from Sycamore for $3.50 and $4.30 per share on May 10, 2019 and April 14, 2019, respectively, which the Board also determined substantially undervalued the Company and were not in the best interests of shareholders.
Our Business Strategy
Our overall business strategy is focused on building a collection of distinct high-performing retail brands serving the fashion needs of women 35 and older. The primary function of the Company is the production and procurement of beautiful merchandise that delivers the brand promise and brand positioning of each of our brands and resonates with customers. To that end, we are further strengthening our merchandise and design capabilities in the coming months and enhancing our sourcing and supply chain to deliver product in a timely manner to our customers while also concentrating on improvements to the quality and aesthetic of our merchandise. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.
We pursue improving the performance of our brands by building our omnichannel capabilities, managing our store base, growing our online presence, executing marketing plans, effectively leveraging expenses, considering additional sales channels and markets, and optimizing the merchandise offerings of each of our brands. We continue to invest heavily in advancing our omnichannel capabilities, so our customers can fully experience our brands in the manner they choose.
We view our stores and e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our operations, allowing us to fulfill orders for all channels from our distribution center ("DC") in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced "Locate" tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, we expanded our omnichannel capabilities in fiscal 2018 with the launch of Endless Aisle, our shared inventory system, enabling customers to purchase online and ship from store.
We seek to acquire new customers and retain existing customers by leveraging existing customer-specific data and through targeted marketing, including digital marketing, social media, television, catalogs and mailers. We seek to optimize the potential of our brands with improved product offerings, potential new merchandise opportunities, and brand extensions that enhance the current offerings, as well as through our continued emphasis on our trademark "Most Amazing Personal Service" standard. We also will continue to consider potential alternative sales channels for our brands, including international franchise, wholesale, licensing and other opportunities.
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

To support our supply chain strategy, we are working diligently to consolidate our vendor base. Through ongoing negotiations with our vendors, we believe there is opportunity for even more consolidation and scale. As such, over the next 18 months we plan to significantly reduce our base to a key set of top vendors. We intend to supplement that with a subset of smaller niche vendors to support us where we have unique needs. As we exit 2019, we anticipate a reduction in our vendor base of an additional 25% on top of last year’s 25% reduction. As we reach scale with key vendors, we believe we will have stronger partnerships, greater control over product quality, and the ability to achieve better terms and lower costs.
We also continue to reduce our exposure in China by diversifying into other countries of origin. Over the next 18 months, we anticipate we will be in the low 30% range compared to our current penetration in China of approximately 40% as we shift more of our sourcing to other countries. We are also working on mitigating strategies with respect to tariffs expected to be imposed in the second half of 2019, including engaging with our vendors on cost-sharing agreements and managing and adjusting our forward buys and product pricing.
In the fourth quarter of fiscal 2018, we announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network with the closure of at least 250 stores in the U.S. in fiscal years 2019-2021. The Company had a challenging conclusion to fiscal 2018 and, under the direction of the Board, is addressing these challenges and taking steps to better position the Company for growth and future success.
On April 24, 2019, the Company announced a CEO transition plan and appointed Bonnie Brooks, former Vice Chair, President and CEO of Hudson’s Bay Company and a member of the Company's Board, as Interim CEO of the Company. Ms. Brooks made significant changes to leadership and reset the Company’s priorities for growth and value creation in 2019. Actions are underway across the brands with a focus on three distinct areas that we believe will positively impact results. These are:

•	Driving stronger sales through improved product and marketing;

•	Optimizing the customer journey by simplifying, digitizing and extending our unique and personalized service; and

•	Transforming our sourcing and supply chain operations to increase product speed to market and improve quality.
On July 18, 2019, the Company announced the appointment of Ms. Brooks as CEO and President of Chico's FAS, Inc. and a new organizational structure to drive a simpler, nimbler organization. The responsibility of our apparel brands, Chico’s and WHBM, was consolidated under one leader, President, Apparel Group, to create clear lines of responsibility and accelerate sales driving priorities. The Company’s intimate brands, Soma and TellTale, are led by the President, Intimates Group.

Results of Operations
Thirteen Weeks Ended August 3, 2019 Compared to the Thirteen Weeks Ended August 4, 2018
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended August 3, 2019 (the "second quarter") and the thirteen weeks ended August 4, 2018 ("last year's second quarter"):

	Thirteen Weeks Ended
	August 3, 2019		August 4, 2018

	(dollars in millions) (1)
Chico's	$269	52.9%	$287	52.7%
WHBM	140	27.5	169	31.0
Soma (2)	100	19.6	89	16.3
Total Net Sales	$508	100.0%	$545	100.0%
(1) May not foot due to rounding
(2) Includes TellTale net sales, which is not a significant component of Soma revenue.

For the second quarter of fiscal 2019, net sales were $508 million compared to $545 million in last year's second quarter. This decrease of 6.7% reflects a comparable sales decline of 6.1% as well as the impact of 53 net store closures since last year's second quarter. The comparable sales decline was driven by lower average dollar sale and a decrease in transaction count. In the second quarter, comparable sales at Soma continued to show strong growth while Chico’s posted quarter-over-quarter improvement. Product, marketing and in-store presentation adjustments to change the performance at WHBM are underway.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended August 3, 2019 and August 4, 2018:

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018
Chico's	(5.6)%	(3.8)%
WHBM	(16.1)	(3.5)
Soma	10.9	(0.9)
Total Company	(6.1)	(3.2)
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold ("COGS") and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended August 3, 2019 and August 4, 2018:

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018

	(dollars in millions)
Cost of goods sold	$340	$348
Gross margin	169	197
Gross margin percentage	33.2%	36.1%

For the second quarter of fiscal 2019, gross margin was $169 million, or 33.2% of net sales, compared to $197 million, or 36.1% of net sales, in last year's second quarter. This 290-basis point decrease primarily reflects an increased effort to clear WHBM inventory, continued charges related to our omnichannel programs and accelerated depreciation as a result of our retail fleet optimization plan announced in the fourth quarter of fiscal 2018.

Retail Fleet Optimization Plan
In the second quarter of fiscal 2019, the Company recorded approximately $3 million in pre-tax accelerated depreciation charges of property and equipment within cost of goods sold related to our retail fleet optimization plan. The second quarter after-tax impact of these charges was approximately $2 million.
Selling, General and Administrative Expenses
The following table depicts selling, general and administrative expenses ("SG&A"), which includes direct operating expenses, marketing expenses and National Store Support Center ("NSSC") expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended August 3, 2019 and August 4, 2018:

	Thirteen Weeks Ended
	August 3, 2019	August 4, 2018

	(dollars in millions)
Selling, general and administrative expenses	$171	$174
Percentage of total net sales	33.7%	31.9%

For the second quarter of fiscal 2019, SG&A was $171 million, or 33.7% of net sales, compared to $174 million, or 31.9% of net sales, for last year's second quarter. This $3 million decrease primarily reflects a reduction in non-payroll employee-related costs, partially offset by investments in marketing in our intimates group.
Income Taxes
For the second quarter, the effective tax rate was 0.0% compared to 25.4% for last year’s second quarter. The 0.0% effective tax rate was primarily the result of an income tax benefit on the second quarter operating loss, offset by a true-up from the first quarter provision due to an increase in the forecasted annual effective tax rate.
    Net (Loss) Income and Earnings per Diluted Share
For the second quarter of fiscal 2019, the Company reported a net loss of $2 million, or $0.02 loss per diluted share, compared to net income of $17 million, or $0.13 earnings per diluted share in last year's second quarter. Results for the second quarter include the unfavorable impact of accelerated depreciation charges of approximately $2 million, after-tax, related to our retail fleet optimization plan. The change in earnings per diluted share reflects a decrease in net income.
Twenty-Six Weeks Ended August 3, 2019 Compared to the Twenty-Six Weeks Ended August 4, 2018
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the twenty-six weeks ended August 3, 2019 and August 4, 2018:

	Twenty-Six Weeks Ended
	August 3, 2019		August 4, 2018

	(dollars in millions) (1)
Chico's	$546	53.2%	$588	53.1%
WHBM	301	29.3	352	31.8
Soma (2)	180	17.5	167	15.1
Total net sales	$1,026	100.0%	$1,107	100.0%
(1) May not foot due to rounding
(2) Includes TellTale net sales, which is not a significant component of Soma revenue.

Net sales for the twenty-six weeks ended August 3, 2019 decreased to $1,026 million from $1,107 million for the twenty-six weeks ended August 4, 2018. This decrease of 7.3% reflects a comparable sales decline of 6.6% as well as the impact of 53 net store closures since last year's second quarter. The comparable sales decline was driven by lower average dollar sale and a decrease in transaction count.

The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the twenty-six weeks ended August 3, 2019 and August 4, 2018:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
Chico's	(6.8)%	(4.7)%
WHBM	(13.0)	(5.1)
Soma	7.4	(3.2)
Total Company	(6.6)	(4.6)
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the twenty-six weeks ended August 3, 2019 and August 4, 2018:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018

	(dollars in millions)
Cost of goods sold	$667	$683
Gross margin	359	424
Gross margin percentage	35.0%	38.3%
Gross margin for the twenty-six weeks ended August 3, 2019 was $359 million, or 35.0% of net sales, compared to $424 million, or 38.3% of net sales, for the twenty-six weeks ended August 4, 2018. This 330-basis point decrease primarily reflects continued charges related to our omnichannel programs, accelerated depreciation as a result of our retail fleet optimization plan announced in the fourth quarter of fiscal 2018 and an increased effort to clear WHBM inventory.
Retail Fleet Optimization Plan
For the twenty-six weeks ended August 3, 2019, the Company recorded approximately $8 million in pre-tax accelerated depreciation of property and equipment within cost of goods sold related to our retail fleet optimization plan. The after-tax impact of these charges for the twenty-six weeks ended August 3, 2019 was approximately $6 million.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the twenty-six weeks ended August 3, 2019 and August 4, 2018:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018

	(dollars in millions)
Selling, general and administrative expenses	$356	$361
Percentage of total net sales	34.7%	32.6%
For the twenty-six weeks ended August 3, 2019, SG&A was $356 million, or 34.7% of net sales, compared to $361 million, or 32.6% of net sales, for the twenty-six weeks ended August 4, 2018. This 210-basis point decrease primarily reflects deleverage of store operating expenses as well as investments in marketing in our intimates group.
Income Taxes
For the twenty-six weeks ended August 3, 2019, the income tax provision was $3 million compared to $17 million for the twenty-six weeks ended August 4, 2018. The effective tax rate for the twenty-six weeks ended August 3, 2019 and August 4, 2018 was 109.1% and 27.0%, respectively. The effective tax rates of 109.1% and 27.0% was primarily the result of the additional tax expense related to employee share-based awards against lower pre-tax income.

Net (Loss) Income and Earnings per Diluted Share
For the twenty-six weeks ended August 3, 2019, the Company reported a net loss of $0.3 million, or $0.00 earnings per diluted share, compared to net income of $46 million, or $0.36 earnings per diluted share, for the twenty-six weeks ended August 4, 2018. Results for the twenty-six weeks ended August 3, 2019 include the unfavorable impact of accelerated depreciation charges of approximately $6 million, after-tax, related to our retail fleet optimization plan. The change in earnings per diluted share reflects a decrease in net income.

Cash, Marketable Securities and Debt
At the end of the second quarter, cash and marketable securities totaled $163 million, a decrease of $76 million compared to last year's second quarter, while debt totaled $50 million, a decrease of $11 million from last year's second quarter. This $76 million decrease in cash and marketable securities primarily reflects a return of cash to shareholders through share repurchases and dividend payments.
Inventories
At the end of the second quarter, inventories totaled $228 million compared to $224 million at the end of last year's second quarter. This $4 million, or 1.6%, increase primarily reflects investments in our intimates group to fund growth, partially offset by the benefit of inventory management in our apparel group.
Adoption of New Accounting Pronouncements
As discussed in Note 1 and Note 4 to our unaudited consolidated financial statements included in this Form 10-Q, we adopted ASC 842, Leases, as of February 3, 2019. As of August 3, 2019, we had $697 million, $159 million, and $611 million of operating lease assets, current portion of operating lease liabilities and noncurrent portion of operating lease liabilities, respectively, as a result of the adoption of ASC 842.
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
The following table summarizes cash flows for the year-to-date period August 3, 2019 compared to last year's year-to-date period August 4, 2018:

	Twenty-Six Weeks Ended
	August 3, 2019	August 4, 2018
	(dollars in millions)
Net cash provided by operating activities	$21	$100
Net cash used in investing activities	(15)	(21)
Net cash used in financing activities	(30)	(61)
Net (decrease) increase in cash and cash equivalents	$(24)	$18

Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2019 was $21 million compared to $100 million in last year's year-to-date period. The change in net cash provided by operating activities primarily reflects lower 2019 net income and incentive compensation, the timing of payables and the impact of income taxes, and investments in our intimates group inventory to fund growth.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2019 was $15 million compared to $21 million in last year's year-to-date period, primarily reflecting a $6 million decrease in purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2019 was $30 million compared to $61 million in last year's year-to-date period, primarily reflecting a $28 million decrease in share repurchases in the current year.
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
The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $200 million, maturing August 2, 2023. In addition, during the term of the Agreement, the Company may increase the commitments under the Agreement by up to an additional $100 million, subject to customary conditions, including obtaining the agreements from the lenders to provide such commitment increase. The interest rate applicable to the loans under the Agreement will be equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or a LIBO rate, plus an interest rate margin, in each case, depending on availability under the Agreement. The Company expects borrowings to be at a LIBO rate, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of August 3, 2019, $50 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the unaudited condensed balance sheet included in this Form 10-Q.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited consolidated financial statements.
Store and Franchise Activity
During the fiscal 2019 year-to-date period, we had 31 store closures consisting of 15 Chico's stores, 12 WHBM stores and 4 Soma stores. As part of our retail fleet optimization plan, the Company expects to close approximately 100 Chico's, 90 WHBM and 60 Soma locations in fiscal years 2019-2021, with the majority of the closings occurring in fiscal years 2020-2021. We continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise. As of August 3, 2019, the Company's franchise operations consisted of 83 international retail locations in Mexico and 2 domestic airport stores.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our 2018 Annual Report on Form 10-K, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K, except for the adoption of ASC 842, Leases. See Note 1 and Note 4 to our unaudited consolidated financial statements included in this Form 10-Q for further information on our adoption of ASC 842.

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
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as "will," "should," "expects," "believes," "anticipates," "plans," "intends," "estimates," "approximately," "our planning assumptions," "future outlook" and similar expressions. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those currently anticipated. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, "Risk Factors" in our 2018 Annual Report on Form 10-K and the following:
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women's private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the Company’s retail fleet optimization plan and three operating priorities which are driving stronger sales through improved product and marketing; optimizing the customer journey by simplifying, digitizing and extending the Company’s unique and personalized service; and

transforming sourcing and supply chain operations to increase product speed to market and improve quality), sales initiatives and multi-channel strategies, and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with domestic and foreign information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful recruitment of leadership and the successful integration of new members of our senior management team; uncertainties regarding future unsolicited offers to buy the Company and our ability to respond effectively to them as well as to actions of activist shareholders and others; the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China), labor, political or other shifts; and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of August 3, 2019 has not significantly changed since February 2, 2019. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
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
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities primarily including corporate bonds, commercial paper, municipal securities and U.S. government agencies. The marketable securities portfolio as of August 3, 2019, consisted of $39.4 million of securities with maturity dates within one year or less and $24.0 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of August 3, 2019, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
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
During the quarter ended April 4, 2019, we implemented controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new lease accounting standard on our financial statements in connection with the adoption of ASC 842, Leases, on February 3, 2019.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 11 to our unaudited consolidated financial statements included in this Form 10-Q under the heading "Commitments and Contingencies."

ITEM 1A.	RISK FACTORS

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K should be considered as they could materially affect our business, financial condition or future results.
There have not been any significant changes with respect to the risks described in our 2018 Annual Report on Form 10-K, except as described below, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.
The risk factors below update and supersede the risk factors associated with our business previously disclosed in Part I, Item 1A. "Risk Factors" in our 2018 Annual Report on Form 10-K.

12. Cyber Security / Data Privacy
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

Because we have access to, collect or maintain information about our customers, the protection of that data is critical to our business. The regulatory environment surrounding information security and privacy continues to evolve, and new laws increasingly are giving customers the right to control how their personal data is used. One such law is the European Union's General Data Protection Regulation (“GDPR”). Our failure to comply with the obligations of GDPR could in the future result in significant penalties which could have a material adverse effect on our business and results of operations. In addition, the State of California adopted the California Consumer Protection Act of 2018 (“CCPA”), which will become effective in 2020 and will regulate the collection and use of consumers' data. Complying with GDPR, CCPA and similar U.S. federal and state laws, including a potential federal privacy law and state privacy laws, could also cause us to incur substantial costs, forego a substantial amount of revenue or be subject to business risk associated with system changes and new business processes.

We are also subject to cybersecurity risks. Cybersecurity refers to the combination of technologies, processes and procedures established to protect information technology systems and data from unauthorized access, attack, exfiltration, loss or damage. We may not be able to anticipate or prevent rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increased costs including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

While we have implemented measures reasonably designed to prevent security breaches, cyber incidents and privacy violations, and while we have taken steps to comply with PCI, GDPR, CCPA and other laws, those measures may not be effective and we may experience security breaches, cyber incidents and privacy violations in the future.

A cyber breach or incident or privacy violation through any means, including indirectly through third-party service providers and vendors, could result in the loss or misuse of data and could result in significant fines, penalties, damages, loss of business, legal expenses, remediation costs, reputational damage or loss of our ability to accept debit and credit cards as forms for payment. In addition, changes in laws or regulations, the PCI standards or technology, could result in increased expenses due to system or administrative costs.

13. Reliance on foreign sources of production
The majority of the merchandise we sell is produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, non-compliance with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, potential changes to the North American Free Trade Agreement and other international trade agreements, imposition of new legislation relating to import quotas, imposition of new or increased duties, taxes, or other charges on imports, foreign ex-change rate challenges and pressures presented by implementation of monetary policy by the Federal Reserve and other international central banks, challenges from local business practices or political issues, transportation disruptions, our shift to a predominantly FOB (free on board) shipping structure rather than predominantly DDP (delivered duty paid), natural disasters, delays in the delivery of cargo due to port security considerations or government funding; seizure or detention of goods by U.S. Customs authorities, or a reduction in the availability of shipping sources caused by industry consolidation or other reasons. We continue to source a substantial portion of our merchandise from Asia, including China. A reduction in the number of foreign suppliers, through bankruptcy or otherwise, or any change in exchange rates, labor laws or policies affecting the costs of goods in Asia could negatively impact our merchandise costs and the timely availability of the desired amount of merchandise. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections or other factors, could also have a negative impact.

There have been ongoing discussions, commentary and governmental actions regarding potentially significant changes to the United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. In July and August 2018, the Office of the U.S. Trade Representative (the “USTR”) enacted two rounds of tariffs on certain imports into the U.S. from China. In September 2018, the USTR enacted another tariff on the import of other Chinese products with an additional combined import value of approximately $200 billion. The tariff became effective on September 24, 2018, with an initial rate of 10%, which was increased to 25% in May 2019, and as indicated, will be further increased to 30% beginning in October 2019. The current administration also recently indicated it will also impose tariffs on additional products beginning September 1, 2019 that could potentially impact the Company's offerings and results of operations.

These tariffs, as well as any additional tariffs, may result in lower gross margins on affected products. Our ability to mitigate the negative effect of tariffs on our cost of goods is limited and our efforts to do so may not be successful. We may be able to shift a greater portion of our sourcing away from China to avoid tariffs, but executing such a shift could take time and could result in an increase in non-tariff related manufacturing costs and/or negatively affect the quality of our products. Our ability to pass increases in our cost of goods through to our customers via increased prices is also limited. Any such increase in pricing could reduce the competitiveness of our products. We can offer no assurances that price increases would be accepted by our customers, or that price increases would be sufficient to offset the effect of future cost increases.

There is significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. Significant tariffs or other restrictions placed on Chinese imports and any related counter-measures that are taken by China could have an adverse effect on our financial condition or results of operations. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy around the world.

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
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
May 5, 2019 - June 1, 2019	—	$—	—	$55,192
June 2, 2019 - July 6, 2019	9,308	3.32	—	55,192
July 7, 2019 - August 3, 2019	8,041	2.94	—	55,192
Total	17,349	3.14	—

(a) Total number of shares purchased consists of 17,349 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300 million share repurchase plan. There was approximately $55.2 million remaining under the program as of the end of the second quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. The Company has no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.1.1	Amendment to Amended and Restated Bylaws of Chico’s FAS, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on June 24, 2019)

Exhibit 10.54
Employment Inducement Performance Award Agreement for Performance Share Units between Chico’s FAS, Inc. and Bonnie R. Brooks, dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

Exhibit 10.55
Performance Award Agreement for Performance Share Units between Chico’s FAS, Inc. and Bonnie R. Brooks under the Amended and Restated 2012 Omnibus Stock and Incentive Plan, dated August 20, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

Exhibit 10.56
Restricted Stock Award Agreement between Chico’s FAS, Inc. and Bonnie R. Brooks under the Amended and Restated 2012 Omnibus Stock and Incentive Plan, dated August 20, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

Exhibit 10.57	Employment letter agreement between the Company and Molly Langenstein, dated as of July 15, 2019

Exhibit 10.58	Restrictive covenant agreement between the Company and Molly Langenstein, dated as of August 1, 2019

Exhibit 10.59	Employment letter agreement between the Company and Bonnie R. Brooks, dated as of July 18, 2019

Exhibit 10.60	Restrictive covenant agreement between the Company and Bonnie R. Brooks, dated as of August 20, 2019

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	August 28, 2019	By:	/s/ Bonnie R. Brooks
Bonnie R. Brooks
President, Chief Executive Officer and Director

Date:	August 28, 2019	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	August 28, 2019	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer