Form 10-Q
period 2019-11-02
CHICO'S FAS, INC.
filed 2019-11-27
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑ No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
At November 18, 2019, the registrant had 118,620,321 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2019

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of (Loss) Income for the Thirteen Weeks and Thirty-Nine Weeks Ended November 2, 2019 (Unaudited) and November 3, 2018 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive (Loss) Income for the Thirteen Weeks and Thirty-Nine Weeks Ended November 2, 2019 (Unaudited) and November 3, 2018 (Unaudited)	4

	Condensed Consolidated Balance Sheets – November 2, 2019 (Unaudited), February 2, 2019 (Unaudited), and November 3, 2018 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks and Thirty-Nine Weeks Ended November 2, 2019 (Unaudited) and November 3, 2018 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended November 2, 2019 (Unaudited) and November 3, 2018 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II – Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 1B.	Unresolved Staff Comments	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signatures		36

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$484,706	100.0%	$499,877	100.0%	$1,510,790	100.0%	$1,606,412	100.0%
Cost of goods sold	313,668	64.7	318,899	63.8	980,299	64.9	1,001,699	62.4
Gross Margin	171,038	35.3	180,978	36.2	530,491	35.1	604,713	37.6
Selling, general and administrative expenses	180,586	37.3	178,394	35.7	536,977	35.5	538,902	33.5
(Loss) Income from Operations	(9,548)	(2.0)	2,584	0.5	(6,486)	(0.4)	65,811	4.1
Interest income (expense), net	25	0.0	97	0.0	79	0.0	(458)	0.0
(Loss) Income before Income Taxes	(9,523)	(2.0)	2,681	0.5	(6,407)	(0.4)	65,353	4.1
Income tax (benefit) provision	(1,400)	(0.3)	(3,800)	(0.8)	2,000	0.2	13,100	0.8
Net (Loss) Income	$(8,123)	(1.7)%	$6,481	1.3%	$(8,407)	(0.6)%	$52,253	3.3%
Per Share Data:
Net (loss) income per common share - basic	$(0.07)		$0.05		$(0.07)		$0.41
Net (loss) income per common and common equivalent share – diluted	$(0.07)		$0.05		$(0.07)		$0.41
Weighted average common shares outstanding – basic	114,997		122,201		114,744		124,069
Weighted average common and common equivalent shares outstanding – diluted	114,997		122,273		114,744		124,120

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net (loss) income	$(8,123)	$6,481	$(8,407)	$52,253
Other comprehensive (loss) income:
Unrealized gains (losses) on marketable securities, net of taxes	14	(1)	208	54
Foreign currency translation losses	(286)	(388)	(265)	(475)
Comprehensive (loss) income	$(8,395)	$6,092	$(8,464)	$51,832

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	November 2, 2019	February 2, 2019	November 3, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$70,188	$124,128	$169,380
Marketable securities, at fair value	57,253	61,987	59,484
Inventories	277,473	235,218	266,100
Prepaid expenses and other current assets	53,598	63,845	62,167
Total Current Assets	458,512	485,178	557,131
Property and Equipment, net	323,591	370,932	385,387
Right of Use Assets	664,052	—	—
Other Assets:
Goodwill	96,774	96,774	96,774
Other intangible assets, net	38,930	38,930	38,930
Other assets, net	18,511	15,220	13,929
Total Other Assets	154,215	150,924	149,633
	$1,600,370	$1,007,034	$1,092,151
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$151,664	$143,404	$150,224
Current lease liabilities	155,403	—	—
Other current and deferred liabilities	112,456	131,820	126,337
Total Current Liabilities	419,523	275,224	276,561
Noncurrent Liabilities:
Long-term debt	46,250	57,500	61,250
Long-term lease liabilities	578,971	—	—
Other noncurrent and deferred liabilities	8,512	89,109	93,323
Deferred taxes	3,999	5,237	7,884
Total Noncurrent Liabilities	637,732	151,846	162,457
Commitments and Contingencies (see Note 11)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 159,918 and 158,246 and 158,407 shares issued respectively; and 118,621 and 116,949 and 125,743 shares outstanding, respectively	1,186	1,169	1,257
Additional paid-in capital	490,281	486,406	482,340
Treasury stock, at cost, 41,297 and 41,297 and 32,664 shares, respectively	(494,395)	(494,395)	(444,309)
Retained earnings	546,461	587,145	614,349
Accumulated other comprehensive loss	(418)	(361)	(504)
Total Shareholders’ Equity	543,115	579,964	653,133
	$1,600,370	$1,007,034	$1,092,151

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Amount			Total
BALANCE, August 3, 2019	118,000	$1,180	$487,789	41,297	$(494,395)	$554,694	$(146)	$549,122
Net loss	—	—	—	—	—	(8,123)	—	(8,123)
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	14	14
Foreign currency translation adjustment	—	—	—	—	—	—	(286)	(286)
Issuance of common stock	640	6	690	—	—	—	—	696
Dividends on common stock	—	—	—	—	—	(110)	—	(110)
Repurchase of common stock and tax withholdings related to share-based awards	(19)	—	(65)	—	—	—	—	(65)
Share-based compensation	—	—	1,867	—	—	—	—	1,867
BALANCE, November 2, 2019	118,621	$1,186	$490,281	41,297	$(494,395)	$546,461	$(418)	$543,115

BALANCE, August 4, 2018	125,710	$1,257	$476,480	32,658	$(444,252)	$607,643	$(115)	$641,013
Net income	—	—	—	—	—	6,481	—	6,481
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(1)	(1)
Foreign currency translation adjustment	—	—	—	—	—	—	(388)	(388)
Issuance of common stock	63	—	768	—	—	—	—	768
Dividends on common stock	—	—	—	—	—	225	—	225
Repurchase of common stock and tax withholdings related to share-based awards	(30)	—	(193)	6	(57)	—	—	(250)
Share-based compensation	—	—	5,285	—	—	—	—	5,285
BALANCE, November 3, 2018	125,743	$1,257	$482,340	32,664	$(444,309)	$614,349	$(504)	$653,133

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Amount			Total
BALANCE, February 2, 2019	116,949	$1,169	$486,406	41,297	$(494,395)	$587,145	$(361)	$579,964
Cumulative effect of adoption of ASU 2016-02 (see Note 1)	—	—	—	—	—	(1,287)	—	(1,287)
BALANCE, February 2, 2019, as adjusted	116,949	1,169	486,406	41,297	(494,395)	585,858	(361)	578,677
Net loss	—	—	—	—	—	(8,407)	—	(8,407)
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	208	208
Foreign currency translation adjustment	—	—	—	—	—	—	(265)	(265)
Issuance of common stock	2,129	21	1,067	—	—	—	—	1,088
Dividends on common stock ($0.2625 per share)	—	—	—	—	—	(30,990)	—	(30,990)
Repurchase of common stock & tax withholdings related to share-based awards	(457)	(4)	(2,545)	—	—	—	—	(2,549)
Share-based compensation	—	—	5,353	—	—	—	—	5,353
BALANCE, November 2, 2019	118,621	$1,186	$490,281	41,297	$(494,395)	$546,461	$(418)	$543,115

BALANCE, February 3, 2018	127,471	$1,275	$468,806	29,114	$(413,465)	$599,810	$(44)	$656,382
Cumulative effect of adoption of ASU 2018-02, ASU 2016-16 and ASU 2014-09	—	—	—	—	—	(5,015)	(39)	(5,054)
BALANCE, February 3, 2018, as adjusted	127,471	1,275	468,806	29,114	(413,465)	594,795	(83)	651,328
Net income	—	—	—	—	—	52,253	—	52,253
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	54	54
Foreign currency translation adjustment	—	—	—	—	—	—	(475)	(475)
Issuance of common stock	2,179	21	1,427	—	—	—	—	1,448
Dividends on common stock ($0.255 per share)	—	—	—	—	—	(32,699)	—	(32,699)
Repurchase of common stock & tax withholdings related to share-based awards	(3,907)	(39)	(3,416)	3,550	(30,844)	—	—	(34,299)
Share-based compensation	—	—	15,523	—	—	—	—	15,523
BALANCE, November 3, 2018	125,743	$1,257	$482,340	32,664	$(444,309)	$614,349	$(504)	$653,133

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Cash Flows from Operating Activities:
Net (loss) income	$(8,407)	$52,253
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	67,876	69,290
Non-cash lease expense	160,363	—
Loss on disposal and impairment of property and equipment, net	225	3,592
Deferred tax benefit	(778)	1,195
Share-based compensation expense	5,353	15,523
Deferred rent and lease credits	—	(14,868)
Changes in assets and liabilities:
Inventories	(42,255)	(33,198)
Prepaid expenses and other assets	(10,861)	(190)
Accounts payable	8,261	31,947
Accrued and other liabilities	(2,600)	(6,780)
Lease liability	(169,970)	—
Net cash provided by operating activities	7,207	118,764
Cash Flows from Investing Activities:
Purchases of marketable securities	(35,020)	(31,300)
Proceeds from sale of marketable securities	39,967	31,946
Purchases of property and equipment	(22,126)	(36,601)
Net cash used in investing activities	(17,179)	(35,955)
Cash Flows from Financing Activities:
Proceeds from borrowings	—	61,250
Payments on borrowings	(11,250)	(68,750)
Proceeds from issuance of common stock	1,088	1,448
Dividends paid	(30,992)	(32,674)
Repurchase of common stock	—	(30,879)
Payments of tax withholdings related to share-based awards	(2,549)	(3,420)
Net cash used in financing activities	(43,703)	(73,025)
Effects of exchange rate changes on cash and cash equivalents	(265)	(475)
Net (decrease) increase in cash and cash equivalents	(53,940)	9,309
Cash and Cash Equivalents, Beginning of period	124,128	160,071
Cash and Cash Equivalents, End of period	$70,188	$169,380

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,654	$2,678
Cash (received) paid for income taxes, net	$(506)	$22,481

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
As used in this report, all references to "we," "us," "our" and "the Company," refer to Chico's FAS, Inc. and all of its wholly-owned subsidiaries. Furthermore, we refer to our Chico's® and White House Black Market® brands collectively as our "Apparel Group" and refer to our Soma® and TellTaleTM brands collectively as our "Intimates Group."
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended November 2, 2019 are not necessarily indicative of the results that may be expected for the entire year.
Adoption of New Accounting Pronouncements
Effective February 3, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company also adopted the package of practical expedients issued in subsequent ASUs related to ASU 2016-02. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements, to Accounting Standard Codification ("ASC") 842, Leases ("ASC 842"), which included a provision to apply ASC 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use the initial application date as the effective date of ASC 842. Consequently, the comparative periods are presented in accordance with ASC 840, Leases, and are not restated in accordance with ASC 842. As a result of the adoption of ASC 842, on February 3, 2019, we recorded operating lease right of use ("ROU") assets of $764.1 million and lease liabilities of $845.7 million. On February 3, 2019, the Company recorded a cumulative effect adjustment of $1.3 million as a decrease to opening retained earnings upon adoption of ASC 842. The adoption of ASC 842 had an immaterial impact on our unaudited condensed consolidated results of operations and statement of cash flows for the thirteen and thirty-nine weeks ended November 2, 2019. Additional information and disclosures required by this new standard are contained in Note 4, Leases.
Leases
Beginning on February 3, 2019, the Company accounts for leases pursuant ASC 842 as established by ASU 2016-02. We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, current lease liabilities and long-term lease liabilities in our unaudited condensed consolidated balance sheet. The Company does not have finance leases in the periods presented.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The update and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is to be applied using the modified-retrospective approach. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact the adoption will have on our unaudited condensed consolidated financial statements.

3. REVENUE RECOGNITION
Disaggregated Revenue
The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale revenue, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	November 2, 2019		November 3, 2018		November 2, 2019		November 3, 2018
Chico's	$249,973	51.5%	$259,503	51.9%	$795,599	52.6%	$847,247	52.8%
WHBM	154,941	32.0	167,805	33.6	455,695	30.2	519,391	32.3
Soma (1)	79,792	16.5	72,569	14.5	259,496	17.2	239,774	14.9
Total Net Sales	$484,706	100.0%	$499,877	100.0%	$1,510,790	100.0%	$1,606,412	100.0%

(1) Includes TellTale net sales, which is not a significant component of Soma revenue.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Accounting Policies
The Company recognizes revenue pursuant ASC 606 as established by ASU 2014-09 ("ASC 606"). Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and Company issued coupons, promotional discounts and employee discounts. Sales from our websites and catalogs are recognized at the time of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying unaudited condensed consolidated statements of (loss) income. Amounts paid by customers to cover shipping and handling costs are immaterial. Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from revenue. Licensing and wholesale revenue, which is not a significant component of total revenue, is recognized based upon delivery of products, except when the customer has a contractual right of return.
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
Contract Liability
Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of November 2, 2019 and February 2, 2019, contract liabilities primarily consisted of gift cards of $28.3 million and $42.6 million, respectively. For the thirteen and thirty-nine weeks ended November 2, 2019, the Company recognized $3.7 million and $23.3 million, respectively, of revenue that was previously included in the gift card contract liability as of February 2, 2019. The contract liability for our loyalty program was not material as of November 2, 2019 or February 2, 2019.
Performance Obligation
For the thirteen and thirty-nine weeks ended November 2, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

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
Certain operating leases provide for renewal options that are at a pre-determined period and rental value. Furthermore, certain leases provide that we may cancel the lease if our retail sales at that location fall below an established level. Within the first few years of the initial lease term, a majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met. In the normal course of business, operating leases are typically renewed or replaced by other leases.
Escalation of operating lease payments of certain leases depend on an existing index or rate, such as the consumer price index or the market interest rate. These are considered variable lease payments and are included in lease payments when the escalation is known.
Operating lease expense was as follows:

	November 2, 2019
	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
Operating lease cost (1)	$62,696	$189,939

(1) Includes approximately $6.9 million and $20.0 million in variable lease costs for the thirteen and thirty-nine weeks ended November 2, 2019, respectively.
Supplemental balance sheet information related to operating leases was as follows:

November 2, 2019
Right of Use Assets	$664,052

Current lease liabilities	$155,403
Long-term lease liabilities	578,971
Total operating lease liabilities	$734,374

Weighted Average Remaining Lease Term (years)	4.9

Weighted Average Discount Rate (1)	5.7%

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
Supplemental cash flow information related to operating leases was as follows:

Thirty-Nine Weeks Ended
November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$169,970
Right of use assets obtained in exchange for lease obligations, non-cash	22,346

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Maturities of operating lease liabilities were as follows:

Fiscal Year Ending:
February 1, 2020 (1)	$36,572
January 30, 2021	209,945
January 29, 2022	185,251
January 28, 2023	147,479
February 4, 2024	100,312
Thereafter	168,708
Total future minimum lease payments	$848,267
Less imputed interest	(113,893)
Total	$734,374

(1) Represents payments due for remainder of fiscal 2019.

5. RETAIL FLEET OPTIMIZATION PLAN
In the fourth quarter of fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network with the closure of at least 250 stores in the United States in fiscal years 2019-2021. Under this plan, we expect to close approximately 100 Chico's, 90 WHBM and 60 Soma locations in fiscal years 2019-2021, with the majority of the closings occurring in fiscal years 2020 and 2021. During the fiscal 2019 year-to-date period, we had 45 net store closures consisting of 17 Chico's stores, 16 WHBM stores and 12 Soma stores. This initiative is part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs and improve profitability and return on invested capital. For the thirteen and thirty-nine weeks ended November 2, 2019, the Company recorded $2.1 million and $9.9 million, respectively, in pre-tax accelerated depreciation of property and equipment within cost of goods sold associated with this retail fleet optimization plan. Accelerated depreciation on property and equipment reflects the impact of a change in the useful life of store assets for store closures added as a result of the Company's retail fleet optimization plan.

6. SHARE-BASED COMPENSATION
For the thirty-nine weeks ended November 2, 2019 and November 3, 2018, share-based compensation expense was $5.4 million and $15.5 million, respectively. As of November 2, 2019, approximately 4.3 million shares remain available for future grants of equity awards under our Amended and Restated 2012 Omnibus Stock and Incentive Plan (the "Amended Omnibus Plan"), which was amended and restated effective June 22, 2017.
Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant, except for a restricted stock award granted to our CEO, which vests over a four-year period from the date of grant and is described further in the Company’s Current Report on Form 8-K/A filed with the SEC on August 20, 2019.
Restricted stock award activity for the thirty-nine weeks ended November 2, 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,715,466	$10.92
Granted	3,563,105	4.22
Vested	(1,266,059)	11.28
Forfeited	(1,638,433)	7.11
Unvested, end of period	3,374,079	5.56

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Performance-based Restricted Stock Units
For the thirty-nine weeks ended November 2, 2019, we granted performance-based restricted stock units ("PSUs"), contingent upon the achievement of Company-specific performance goals. The annual PSU grants in March 2019 have a performance period of the three fiscal years 2019 - 2021. Special PSU grants in August and October 2019 have a performance period of part of fiscal year 2019 through the end of fiscal year 2021. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant for the March 2019 grants and in March 2022 for the August and October 2019 grants and will be settled in shares of our common stock. All PSUs granted during the thirty-nine weeks ended November 2, 2019 were granted under our Amended Omnibus Plan, except for one PSU granted as an inducement award as permitted under New York Stock Exchange Rule 303A.08. The inducement award was granted to our CEO outside of the Amended Omnibus Plan and is described further in the Company’s Current Report on Form 8-K/A filed with the SEC on August 20, 2019.
Performance-based restricted stock unit activity for the thirty-nine weeks ended November 2, 2019 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,067,338	$11.40
Granted	2,740,650	2.87
Vested	(244,628)	13.19
Forfeited	(1,297,434)	7.24
Unvested, end of period	2,265,926	3.27

Stock Option Awards
For the thirty-nine weeks ended November 2, 2019 and November 3, 2018, we did not grant any stock options.
Stock option activity for the thirty-nine weeks ended November 2, 2019 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	214,277	$13.54
Granted	—	—
Exercised	—	—
Forfeited or expired	(2,000)	13.26
Outstanding and exercisable, end of period	212,277	13.54

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
For the thirteen weeks ended November 2, 2019 and November 3, 2018, the Company's effective tax rate was 14.7% and (141.7)%, respectively. The effective tax rate of 14.7% for the thirteen weeks ended November 2, 2019 was primarily the result of an income tax benefit on the third quarter operating loss, offset by an unfavorable fiscal 2018 provision-to-return adjustment, and a valuation allowance on certain deferred tax assets for charitable contributions with limitations. The favorable effective tax rate of (141.7)% for the thirteen weeks ended November 3, 2018 was primarily due to the Company’s ability to accelerate certain income tax deductions into the 2017 federal tax return as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act").

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

For the thirty-nine weeks ended November 2, 2019 and November 3, 2018, the Company's effective tax rate was (31.2)% and 20.0%, respectively. The effective tax rate of (31.2)% for the thirty-nine weeks ended November 2, 2019 was primarily the result of an income tax benefit on the year-to-date operating loss, offset by additional tax expense related to employee share-based awards, an unfavorable fiscal 2018 provision-to-return adjustment, and a valuation allowance on certain deferred tax assets for charitable contributions with limitations. The effective rate of 20.0% for the thirty-nine weeks ended November 3, 2018 was primarily due to the Company's ability to accelerate certain income tax deductions into the 2017 federal tax return as a result of the Tax Act, partially offset by additional tax expense related to employee share-based awards.

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
The following table sets forth the computation of net (loss) income per basic and diluted share shown on the face of the accompanying condensed consolidated statements of (loss) income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Numerator
Net (loss) income	$(8,123)	$6,481	$(8,407)	$52,253
Net income and dividends declared allocated to participating securities	—	(182)	—	(1,365)
Net (loss) income available to common shareholders	$(8,123)	$6,299	$(8,407)	$50,888
Denominator
Weighted average common shares outstanding – basic	114,997	122,201	114,744	124,069
Dilutive effect of non-participating securities	—	72	—	51
Weighted average common and common equivalent shares outstanding – diluted	114,997	122,273	114,744	124,120
Net (loss) income per common share:
Basic	$(0.07)	$0.05	$(0.07)	$0.41
Diluted	$(0.07)	$0.05	$(0.07)	$0.41

For the thirteen weeks ended November 2, 2019 and November 3, 2018, 0.5 million and 0.2 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the thirty-nine weeks ended November 2, 2019 and November 3, 2018, 0.3 million and 0.8 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

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
Marketable securities are classified as available-for-sale and as of November 2, 2019 generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities, with $31.3 million of securities with maturity dates within one year or less and $26.0 million with maturity dates over one year and less than two years.
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
We assess the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses market participant rents to calculate the fair value of ROU assets and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level. On February 3, 2019, the Company recorded a transition day fair value impairment on our ROU asset of $1.3 million, after-tax, as a decrease to opening retained earnings upon adoption of ASC 842.
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
The carrying value of goodwill for the Chico's and White House Black Market ("WHBM") reporting units and WHBM trade name as of November 2, 2019 and November 3, 2018 was $36.4 million, $60.4 million and $34.0 million, respectively. No impairment charges were recognized for the thirteen and thirty-nine weeks ended November 2, 2019 and November 3, 2018. If profitability trends do not improve as projected for our Chico's and WHBM reporting units, it is possible that a future interim test, or our annual impairment test in the fourth quarter of fiscal 2019, may result in an impairment of these assets.
As of November 2, 2019 and February 2, 2018, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
To assess the fair value of long-term debt as of November 3, 2018, we utilized a discounted future cash flow model using current borrowing rates for similar types of debt of comparable maturities.
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.
During the quarter ended November 2, 2019, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, as of November 2, 2019, February 2, 2019 and November 3, 2018, we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of November 2, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$6,898	$6,898	$—	$—
Marketable securities:
Corporate bonds	54,264	—	54,264	—
Commercial paper	2,989	—	2,989	—
Noncurrent Assets
Deferred compensation plan	7,168	7,168	—	—
Total	$71,319	$14,066	$57,253	$—
Financial Liabilities:
Long-term debt	$46,250	$—	$46,250	$—

	Balance as of February 2, 2019
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$711	$711	$—	$—
Marketable securities:
Corporate bonds	60,281	—	60,281	—
Commercial paper	1,706	—	1,706	—
Noncurrent Assets
Deferred compensation plan	6,644	6,644	—	—
Total	$69,342	$7,355	$61,987	$—
Financial Liabilities:
Long-term debt	$57,500	$—	$57,500	$—

	Balance as of November 3, 2018
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$2,691	$2,691	$—	$—
Marketable securities:
Municipal securities	2,306	—	2,306	—
Corporate bonds	57,178	—	57,178	—
Noncurrent Assets
Deferred compensation plan	6,966	6,966	—	—
Total	$69,141	$9,657	$59,484	$—
Financial Liabilities:
Long-term debt	$61,250	$—	$61,529	$—

10. DEBT
On August 2, 2018, the Company and certain of its domestic subsidiaries entered into a credit agreement (the “Agreement”) as borrowers and guarantors, with Wells Fargo Bank, National Association, as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the subsidiary guarantors and secured by a lien on certain assets of the Company and the subsidiary borrowers and guarantors, including inventory, accounts receivable, cash deposits, and certain insurance proceeds. The Agreement provides for a five-year asset-

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

based senior secured revolving loan and letter of credit facility of up to $200 million, maturing August 2, 2023. In addition, during the term of the Agreement, the Company may increase the commitments under the Agreement by up to an additional $100 million, subject to customary conditions, including obtaining the agreements from the lenders to provide such commitment increase. The interest rate applicable to the loans under the Agreement will be equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or a LIBO rate, plus an interest rate margin, in each case, depending on availability under the Agreement. The Company expects borrowings to be at a LIBO rate, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
The Agreement contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Agreement and the borrowing base, determined after giving effect to any such transaction or payment, on a pro forma basis.
As of November 2, 2019, our outstanding debt consisted of $46.3 million in borrowings under the Agreement, resulting in $153.7 million available for borrowings under the revolving loan and letter of credit facility. As of November 2, 2019, deferred financing costs of $0.5 million was outstanding related to the Agreement and is presented in other current assets in the accompanying unaudited condensed consolidated balance sheet.
The following table provides additional detail on our outstanding long-term debt:

	November 2, 2019	February 2, 2019	November 3, 2018
Credit Agreement	$46,250	$57,500	$61,250

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
Mediation commenced in 2018, but was adjourned with the expectation that the parties would continue mediation after expert disclosures have been exchanged. CRS' expert was deposed in April 2019. A trial date was set for September 17, 2019; however, on August 15, 2019, the parties entered into a settlement agreement for an amount that was not material to our annual consolidated financial statements. On October 28, 2019, the Seventeenth Judicial Circuit dismissed the case with prejudice upon the Company's satisfaction of the terms of the settlement agreement.
In May 2019, the Company was named as a defendant in Fisher v. Chico's FAS, Inc., a putative class action filed in the United States District Court for the Southern District of California. The complaint alleges that the Company advertised fictitious prices and corresponding phantom discounts on its made-for-outlet products in its Chico's outlets in violation of California's Unfair Competition Laws, California's False Advertising Laws and the California Consumer Legal Remedies Act. The plaintiff seeks disgorgement of the Company's profits and alleged unjust enrichment resulting from such advertising practices, injunctive relief, a corrective advertising campaign, as well as attorneys' fees and costs. The Company was served on May 10, 2019. On October 22, 2019, the parties attended a mediation, where they discussed potential settlement terms, subject, to among other things, agreement upon final terms, the execution of definitive documentation and court approval. The terms of the settlement as discussed would not be material to our annual consolidated financial statements.
There can be no assurances that a settlement agreement will be reached or that a settlement agreement, once finalized, will be approved. If the matter were instead to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company's consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of November 2, 2019 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

12. SUBSEQUENT EVENTS

On November 25, 2019, the Board of Directors declared a quarterly dividend of $0.0875 per share on our common stock. The dividend will be payable on December 20, 2019 to shareholders of record at the close of business on December 9, 2019. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.

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

Executive Overview

We are a leading omnichannel specialty retailer of women's private branded, sophisticated, casual-to-dressy apparel, intimates and complementary accessories, operating under the Chico's® , White House Black Market® ("WHBM"), Soma® and TellTaleTM brand names in the United States ("U.S."), Puerto Rico, the U.S. Virgin Islands and Canada. We refer to our Chico's and WHBM brands collectively as our "Apparel Group" and refer to our Soma and TellTale brands collectively as our "Intimates Group." Our distinct lifestyle brands serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic and international retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through an unaffiliated franchise partner in Mexico and through third-party channels.
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
The Company reported a third quarter loss per diluted share of $0.07, compared to $0.05 earnings per diluted share in last year's third quarter. Comparable store sales were down 2.2%, driven by lower average dollar sale, partially offset by an increase in transaction count.

Fiscal 2019 Third Quarter Business Highlights

The following fiscal 2019 third quarter business highlights reflect the Company’s progress executing on its three strategic priorities: (i) driving stronger sales through improved product and marketing; (ii) optimizing the customer journey by simplifying, digitizing and extending the Company’s unique and personalized service; and (iii) transforming sourcing and supply chain operations to increase product speed to market and improve quality.

•	Chico’s reported sequential improvement in comparable sales, reflecting a focus on key items and a more balanced inventory position between basics and fashion.

•	WHBM reported sequential improvement in comparable sales enabled by changes made in talent, merchandising and product design.

•	Soma reported double-digit positive comparable sales growth for the second consecutive quarter, driven by product innovation and inventory and marketing investments.

•
In the third quarter, the Company strengthened its product teams and made investments in growth areas, such as digital and customer experience. The Company also repositioned some departments, consolidated others, and reduced areas where the Company can operate more efficiently with fewer resources.

•	The Company completed the implementation of its Buy On-Line, Pick-up In-Store (BOPIS) capability across all of its brands.

•	The Company is actively diversifying its country of origin mix and reducing manufacturing penetration in China, thereby mitigating the majority of tariff increases.

Current Trends
Macroeconomic Impacts
The Company has exposure to volatility of the macroeconomic environment due to political uncertainty and potential changes to international trade agreements, such as new tariffs imposed on certain Chinese-made products imported to the U.S. During fiscal 2018, the U.S. began to impose duties on certain Chinese-made imported products. In May 2019, the current administration announced an increase to the tariffs currently being imposed on certain imports from 10% to 25%, effective May 10, 2019, which was further increased to 30% beginning on October 1, 2019. In August 2019, the administration announced plans to implement a tariff of 15% on approximately $300 billion of products imported into the U.S. from China.  On August 13, 2019, the list of goods subject to the tariff, referred to as List 4, was divided into two parts. The tariffs for products on List 4a became effective as of September 1, 2019. The tariffs for imported goods on List 4b are subject to a delay until December 15, 2019, which is not expected to have a material impact on the Company. To minimize these increased tariffs, the Company is actively reducing its penetration of products sourced from China and has engaged vendor participation to negotiate cost-sharing agreements, and managed and adjusted spring buys and product pricing. There can be no assurance that these actions will mitigate the impact of new and/or incremental tariffs and consequentially future net sales, income from operations and net income may be adversely impacted at a material level.
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
To support our supply chain strategy, we are working diligently to consolidate our vendor base. Through ongoing negotiations with our vendors, we believe there is opportunity for even more consolidation and scale. Throughout fiscal 2020, we plan to significantly reduce our base to a key set of top vendors. We intend to supplement that with a subset of smaller niche vendors to support us where we have unique needs. As we exit 2019, we anticipate a reduction in our vendor base of an additional 25% on top of last year’s 25% reduction. As we reach scale with key vendors, we believe we will have stronger partnerships, greater control over product quality, and the ability to achieve better terms and lower costs.

We also continue to reduce our exposure in China by diversifying into other countries of origin. Throughout fiscal 2020, we anticipate we will be in the low 30% range compared to our current penetration in China of approximately 40% as we shift more of our sourcing to other countries. We are also working on mitigating strategies with respect to tariffs imposed in the second half of fiscal 2019, including engaging with our vendors on cost-sharing agreements and managing and adjusting our forward buys and product pricing.
In the fourth quarter of fiscal 2018, we announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network with the closure of at least 250 stores in the U.S. in fiscal years 2019-2021. The Company had a challenging conclusion to fiscal 2018 and, under the direction of our Board of Directors ("the Board"), are addressing these challenges and taking steps to better position the Company for growth and future success.
On April 24, 2019, the Company announced a CEO transition plan and appointed Bonnie Brooks, former Vice Chair, President and CEO of Hudson’s Bay Company and a member of the Company's Board, as Interim CEO of the Company. Ms. Brooks made significant changes to leadership and reset the Company’s priorities for growth and value creation in fiscal 2019. Actions are underway across the brands with a focus on three distinct areas that we believe will positively impact results. These are:

•	Driving stronger sales through improved product and marketing;

•	Optimizing the customer journey by simplifying, digitizing and extending our unique and personalized service; and

•	Transforming our sourcing and supply chain operations to increase product speed to market and improve quality.
On July 18, 2019, the Company announced the appointment of Ms. Brooks as CEO and President of Chico's FAS, Inc. and a new leadership structure to drive a simpler, nimbler organization. The responsibility of our apparel brands, Chico’s and WHBM, was consolidated under one leader, Molly Langenstein, President, Apparel Group, to create clear lines of responsibility and accelerate sales driving priorities. The Company’s intimate brands, Soma and TellTale, are led by Mary van Praag, President, Intimates Group.
In the third quarter, Ms. Brooks continued her consolidation and transformation efforts at the Company. As a result of these efforts, the Company took action to reduce costs and reposition its organizational structure.

Results of Operations
Thirteen Weeks Ended November 2, 2019 Compared to the Thirteen Weeks Ended November 3, 2018
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended November 2, 2019 (the "third quarter") and the thirteen weeks ended November 3, 2018 ("last year's third quarter"):

	Thirteen Weeks Ended
	November 2, 2019		November 3, 2018

	(dollars in millions) (1)
Chico's	$250	51.5%	$260	51.9%
WHBM	155	32.0	168	33.6
Soma (2)	80	16.5	73	14.5
Total Net Sales	$485	100.0%	$500	100.0%
(1) May not foot due to rounding
(2) Includes TellTale net sales, which is not a significant component of Soma revenue.
For the third quarter of fiscal 2019, net sales were $485 million compared to $500 million in last year's third quarter. This decrease of 3.0% reflects a comparable sales decline of 2.2% as well as the impact of 58 net store closures since last year's third quarter. The comparable sales decline was driven by lower average dollar sale, partially offset by an increase in transaction count. In the third quarter, comparable sales at Soma were up positive double-digits for the second consecutive quarter while Chico's and WHBM posted sequential quarter-over-quarter improvement by adjusting product assortment and presentation.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018
Chico's	(3.6)%	(10.2)%
WHBM	(5.7)	(5.1)
Soma	11.3	2.4
Total Company	(2.2)	(6.8)
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold ("COGS") and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018

	(dollars in millions)
Cost of goods sold	$314	$319
Gross margin	171	181
Gross margin percentage	35.3%	36.2%

For the third quarter of fiscal 2019, gross margin was $171 million, or 35.3% of net sales, compared to $181 million, or 36.2% of net sales, in last year's third quarter. This 90-basis point decrease primarily reflects accelerated depreciation as a result of our previously announced retail fleet optimization plan, severance and other related net charges (collectively, “Severance Charges”) in connection with actions taken to reposition our organizational structure, the clearance of seasonal merchandise and the impact of tariffs, partially offset by improvement in occupancy costs as a percent of sales.

Selling, General and Administrative Expenses
The following table depicts selling, general and administrative expenses ("SG&A"), which includes direct operating expenses, marketing expenses and National Store Support Center ("NSSC") expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended November 2, 2019 and November 3, 2018:

	Thirteen Weeks Ended
	November 2, 2019	November 3, 2018

	(dollars in millions)
Selling, general and administrative expenses	$181	$178
Percentage of total net sales	37.3%	35.7%

For the third quarter of fiscal 2019, SG&A was $181 million, or 37.3% of net sales, compared to $178 million, or 35.7% of net sales, for last year's third quarter. This $2 million increase primarily includes Severance Charges in connection with our revised organizational structure.
Retail Fleet Optimization Plan
In the third quarter of fiscal 2019, the Company recorded approximately $2 million in pre-tax accelerated depreciation charges of property and equipment within cost of goods sold related to our retail fleet optimization plan. The third quarter after-tax impact of these charges was approximately $2 million.
Severance Charges
In the third quarter, the Company recorded pre-tax Severance Charges of approximately $3 million. These charges are reflected in the financial statements as approximately $1 million, or 20 basis points, in COGS and approximately $2 million, or 40 basis points, in SG&A. The third quarter after-tax impact of these charges was approximately $2 million.
Income Taxes
For the third quarter, the effective tax rate was 14.7% compared to (141.7)% for last year’s third quarter. The 14.7% effective tax rate was primarily the result of an income tax benefit on the third quarter operating loss, offset by an unfavorable fiscal 2018 provision-to-return adjustment, and a valuation allowance on certain deferred tax assets for charitable contributions with limitations. The favorable prior year effective tax rate was primarily due to the Company’s ability to accelerate certain income tax deductions into the 2017 federal tax return as a result of the Tax Cuts and Jobs Act of 2017 (the "Tax Act").
    Net (Loss) Income and Earnings per Diluted Share
For the third quarter of fiscal 2019, the Company reported a net loss of $8 million, or $0.07 loss per diluted share, compared to net income of $6 million, or $0.05 earnings per diluted share in last year's third quarter. Results for the third quarter include the unfavorable impact of accelerated depreciation of approximately $2 million, after-tax, related to our retail fleet optimization plan and Severance Charges of approximately $2 million, after-tax, related to our revised organizational structure. The change in earnings per diluted share reflects a decrease in net income.
Thirty-Nine Weeks Ended November 2, 2019 Compared to the Thirty-Nine Weeks Ended November 3, 2018
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 2, 2019 and November 3, 2018:

	Thirty-Nine Weeks Ended
	November 2, 2019		November 3, 2018

	(dollars in millions)
Chico's	$796	52.6%	$847	52.8%
WHBM	456	30.2	519	32.3
Soma (1)	259	17.2	240	14.9
Total net sales	$1,511	100.0%	$1,606	100.0%
(1) Includes TellTale net sales, which is not a significant component of Soma revenue.

Net sales for the thirty-nine weeks ended November 2, 2019 decreased to $1,511 million from $1,606 million for the thirty-nine weeks ended November 3, 2018. This decrease of 6.0% reflects a comparable sales decline of 5.2% as well as the impact of 58 net store closures since last year's third quarter. The comparable sales decline was driven by lower average dollar sale and a decrease in transaction count.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirty-nine weeks ended November 2, 2019 and November 3, 2018:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
Chico's	(5.8)%	(6.4)%
WHBM	(10.6)	(5.1)
Soma	8.6	(1.6)
Total Company	(5.2)	(5.3)
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the thirty-nine weeks ended November 2, 2019 and November 3, 2018:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018

	(dollars in millions)
Cost of goods sold	$980	$1,002
Gross margin	530	605
Gross margin percentage	35.1%	37.6%
Gross margin for the thirty-nine weeks ended November 2, 2019 was $530 million, or 35.1% of net sales, compared to $605 million, or 37.6% of net sales, for the thirty-nine weeks ended November 3, 2018. This 250-basis point decrease primarily reflects charges related to our omnichannel programs, an effort to clear dated merchandise through discounts and liquidations and accelerated depreciation as a result of our previously announced retail fleet optimization plan.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirty-nine weeks ended November 2, 2019 and November 3, 2018:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018

	(dollars in millions)
Selling, general and administrative expenses	$537	$539
Percentage of total net sales	35.5%	33.5%
For the thirty-nine weeks ended November 2, 2019, SG&A was $537 million, or 35.5% of net sales, compared to $539 million, or 33.5% of net sales, for the thirty-nine weeks ended November 3, 2018. This 200-basis point decrease primarily reflects deleverage of store operating expenses as well as investments in marketing in our Intimates Group.
Retail Fleet Optimization Plan
For the thirty-nine weeks ended November 2, 2019, the Company recorded approximately $10 million in pre-tax accelerated depreciation of property and equipment within cost of goods sold related to our retail fleet optimization plan. The after-tax impact of these charges for the thirty-nine weeks ended November 2, 2019 was approximately $7 million.
Severance Charges
For the thirty-nine weeks ended November 2, 2019, the Company recorded pre-tax Severance Charges of approximately $3 million. These charges are reflected in the financial statements as approximately $1.0 million, or 10 basis points, within COGS and approximately $2 million, or 10 basis points, within SG&A. The after-tax impact of these charges for the thirty-nine weeks ended November 2, 2019 was approximately $2 million.

Income Taxes
For the thirty-nine weeks ended November 2, 2019, the income tax provision was $2 million compared to $13 million for the thirty-nine weeks ended November 3, 2018. The effective tax rate for the thirty-nine weeks ended November 2, 2019 and November 3, 2018 was (31.2)% and 20.0%, respectively. The (31.2)% effective tax rate was primarily the result of an income tax benefit on the year-to-date operating loss, offset by additional tax expense related to employee share-based awards, an unfavorable fiscal 2018 provision-to-return adjustment, and a valuation allowance on certain deferred tax assets for charitable contributions with limitations. The prior year effective tax rate was primarily due to the Company's ability to accelerate certain income tax deductions into the 2017 federal tax return as a result of the Tax Act, partially offset by additional tax expense related to employee share-based awards.
Net (Loss) Income and Earnings per Diluted Share
For the thirty-nine weeks ended November 2, 2019, the Company reported a net loss of $8.4 million, or $(0.07) earnings per diluted share, compared to net income of $52 million, or $0.41 earnings per diluted share, for the thirty-nine weeks ended November 3, 2018. Results for the thirty-nine weeks ended November 2, 2019 include the unfavorable impact of accelerated depreciation charges of approximately $7 million, after-tax, related to our retail fleet optimization plan and Severance Charges of approximately $2 million, after-tax, related to our revised organizational structure. The change in earnings per diluted share reflects a decrease in net income.
Cash, Marketable Securities and Debt
At the end of the third quarter, cash and marketable securities totaled $127 million while debt totaled $46 million.
Inventories
At the end of the third quarter, inventories totaled $277 million compared to $266 million at the end of last year's third quarter. This $11 million, or 4.3%, increase primarily reflects continued investment in Soma inventory to fund growth.
Adoption of New Accounting Pronouncements
As discussed in Note 1 and Note 4 to our unaudited condensed consolidated financial statements included in this Form 10-Q, we adopted ASC 842, Leases, as of February 3, 2019. As of November 2, 2019, we had $664 million, $155 million, and $579 million of operating lease right of use assets, current portion of operating lease liabilities and noncurrent portion of operating lease liabilities, respectively, as a result of the adoption of ASC 842.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included in this Form 10-Q for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods.

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
The following table summarizes cash flows for the year-to-date period November 2, 2019 compared to last year's year-to-date period November 3, 2018:

	Thirty-Nine Weeks Ended
	November 2, 2019	November 3, 2018
	(dollars in millions)
Net cash provided by operating activities	$7	$119
Net cash used in investing activities	(17)	(36)
Net cash used in financing activities	(44)	(73)
Net (decrease) increase in cash and cash equivalents	$(54)	$10
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2019 was $7 million compared to $119 million in last year's year-to-date period. The change in net cash provided by operating activities primarily reflects lower 2019 net income. Other factors for the decline include the impact of lower incentive compensation, the timing of payables, and investment in Soma inventory to fund growth.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2019 was $17 million compared to $36 million in last year's year-to-date period, primarily reflecting a $14 million decrease in purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2019 was $44 million compared to $73 million in last year's year-to-date period, primarily reflecting a $31 million decrease in share repurchases.
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
As of November 2, 2019, $46 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the unaudited condensed balance sheet included in this Form 10-Q.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.
Store and Franchise Activity
During the fiscal 2019 year-to-date period, we had 45 net store closures consisting of 17 Chico's stores, 16 WHBM stores and 12 Soma stores. As part of our retail fleet optimization plan, the Company expects to close approximately 100 Chico's, 90 WHBM and 60 Soma locations in fiscal years 2019-2021, with the majority of the closings occurring in fiscal years 2020-2021. We continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise. As of November 2, 2019, the Company's franchise operations consisted of 89 international retail locations in Mexico and 2 domestic airport locations.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our 2018 Annual Report on Form 10-K, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our 2018 Annual Report on Form 10-K, except for the adoption of ASC 842, Leases. See Note 1 and Note 4 to our unaudited condensed consolidated financial statements included in this Form 10-Q for further information on our adoption of ASC 842.

Forward-Looking Statements
This Form 10-Q may contain certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and business initiatives. These statements may address items such as future sales and sales initiatives, business strategies and strategic initiatives, customer traffic, gross margin expectations, SG&A expectations, including expected savings, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, future tax rates, the expected impact of tariffs, taxes or other import regulations, particularly with respect to China, the expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
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
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women's private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the Company’s revised organizational structure, retail fleet optimization plan and three operating priorities which are driving stronger sales through improved product and marketing; optimizing the customer journey by simplifying, digitizing and extending the Company’s unique and personalized service; and transforming sourcing and supply chain operations to increase product speed to market and improve quality), sales initiatives and multi-channel strategies, and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with domestic and foreign information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful recruitment of leadership and the successful integration of new members of our senior management team; uncertainties regarding future unsolicited offers to buy the Company and our ability to respond effectively to them as well as to actions of activist shareholders and others; the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China), labor, political or other shifts; and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of November 2, 2019 has not significantly changed since February 2, 2019. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On August 2, 2018, we entered into a new credit agreement, as further discussed in Note 10 to our unaudited condensed consolidated financial statements included in this Form 10-Q. The Agreement, which matures on August 2, 2023, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities primarily including corporate bonds, commercial paper and municipal securities. The marketable securities portfolio as of November 2, 2019, consisted of $31.3 million of securities with maturity dates within one year or less and $26.0 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of November 2, 2019, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
Information regarding legal proceedings is incorporated by reference from Note 11 to our unaudited condensed consolidated financial statements included in this Form 10-Q under the heading "Commitments and Contingencies."

ITEM 1A.	RISK FACTORS

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2018 Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in our quarterly reports on Form 10-Q for the quarters ended May 4, 2019 and August 3, 2019, should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2018 Annual Report on Form 10-K, except for those risks updated in our quarterly reports on Form 10-Q for the quarters ended May 4, 2019 and August 3, 2019, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

On November 22, 2019, the Company received a comment letter from the Staff of the Division of Corporation Finance of the SEC asking for an explanation of how long the Company expects to record accelerated depreciation on property and equipment due to a change in the useful life of store assets for store closures added as a result of the Company's retail fleet optimization plan. The comment letter was issued on the financial statements and related disclosures of the Company’s 2018 Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed March 19, 2019 and Current Report on Form 8-K filed August 28, 2019. There were no other comments.

The Company is preparing to respond to the comment letter to the SEC and will submit its response within the requested time frame.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
August 4, 2019 - August 31, 2019	—	$—	—	$55,192
September 1, 2019 - October 5, 2019	7,951	3.71	—	55,192
October 6, 2019 - November 2, 2019	10,175	3.52	—	55,192
Total	18,126	3.60	—

(a) Total number of shares purchased consists of 18,126 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300 million share repurchase plan. There was approximately $55.2 million remaining under the program as of the end of the third quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. The Company has no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

On August 20, 2019, the Company granted to Bonnie Brooks an award of performance share units with a target of 700,000 units (100% payout) and a maximum of 1,050,000 units (150% payout), with each unit representing one share of the Company’s common stock (the “PSU Inducement Award”). The PSU Inducement Award is earned based on achievement of performance objectives relating to comparable sales improvement and the Company’s stock price. The PSU Inducement Award was granted outside of the 2012 Plan in connection with Ms. Brooks’ employment as President and Chief Executive Officer of the Company pursuant to Section 4(a)(2) of the Securities Act and the employment inducement award exemption in New York Stock Exchange Rule 303A.08.

ITEM 5.	OTHER INFORMATION
The Company’s Corporate Governance Guidelines require non-management directors who will reach the age of 75 prior to the next annual meeting of shareholders to submit a letter of resignation from the Board, subject to Board acceptance, to be considered at the first Corporate Governance and Nominating Committee (the “Committee”) meeting following the immediately preceding annual meeting. The Committee is then required to make a recommendation to the Board as to whether to accept or reject the director’s resignation offer. In accordance with this requirement, director Stephen E. Watson, who will turn 75 in January 2020, provided to the Board Chair written notice of his offer, subject to Board acceptance, to resign from the Board, effective as of the Company’s 2020 Annual Meeting of Shareholders. In the Committee’s deliberations with respect to Mr. Watson’s offer to resign, the Committee considered a number of factors, including the fact that Mr. Watson’s continued service would contribute to the right mix of tenured and newer directors, the desire for Mr. Watson’s expertise on the Board to navigate various strategic matters, as well as the importance of having Board continuity as the new executive leadership transitions into their new roles and Mr. Watson’s expertise in continuing to drive shareholder value during the Company’s turn-around. Based on the foregoing, on September 17, 2019, the Committee recommended to the Board that it reject Mr. Watson’s offer to resign from the Board, which the Board approved. Pursuant to the Company’s Corporate Governance Guidelines, the Committee and the Board will reconsider the issue after the 2020 Annual Meeting of Shareholders, if Mr. Watson is reelected.

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 3.2	Restated Articles of Incorporation of Chico’s FAS, Inc. (effective October 8, 2019)

Exhibit 10.61	Compensation adjustment letter agreement between the Company and Todd Vogensen, dated as of September 23, 2019

Exhibit 10.62	Compensation adjustment letter agreement between the Company and Molly Langenstein, dated as of September 23, 2019

Exhibit 10.63	Compensation adjustment letter agreement between the Company and Ann Joyce, dated as of September 23, 2019

Exhibit 10.64	Compensation adjustment letter agreement between the Company and Mary van Praag, dated as of September 23, 2019

Exhibit 10.65	Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Special Performance Award Agreement for Performance Share Units for Employees (for awards on October 1, 2019)

Exhibit 10.66
Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description effective January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on November 22, 2019)

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

Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2019, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	November 27, 2019	By:	/s/ Bonnie R. Brooks
Bonnie R. Brooks
President, Chief Executive Officer and Director

Date:	November 27, 2019	By:	/s/ Todd E. Vogensen
Todd E. Vogensen
Executive Vice President, Chief Financial Officer and Assistant Corporate Secretary

Date:	November 27, 2019	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer