Form 10-K
period 2020-02-01
CHICO'S FAS, INC.
filed 2020-03-16
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-16435

Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida			59-2389435
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11215 Metro Parkway,	Fort Myers,	Florida	33966
(Address of principal executive offices)			(Zip code)
(239) 277-6200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	CHS	New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:
Approximately $340,000,000 as of August 3, 2019, based upon the closing stock price on August 3, 2019 as reported by the NYSE.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, par value $0.01 per share – 120,282,961 shares as of March 10, 2020.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders presently scheduled for June 25, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHICO’S FAS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
FISCAL YEAR ENDED FEBRUARY 1, 2020

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

Overview
Founded in 1983, Chico’s FAS, Inc.1, is a leading omnichannel specialty retailer of women's private branded, sophisticated, casual-to-dressy apparel, intimates and complementary accessories. We operate under the Chico's®, White House Black Market® ("WHBM"), Soma® and TellTaleTM brand names. As of February 1, 2020, we operated 1,341 stores across 46 states, Puerto Rico, the United States ("U.S.") Virgin Islands and Canada, and sold merchandise through 70 international franchise locations in Mexico and 2 domestic airport locations. We refer to our Chico's and WHBM brands collectively as our "Apparel Group" and refer to our Soma and TellTale brands collectively as our "Intimates Group." Our distinct lifestyle brands serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic and international retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels.
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
We offer high quality and unique merchandise, supported by outstanding personalized customer service. While each of our brands has a distinct customer base, the overall portfolio caters to a broad age and economic demographic, with household incomes in the moderate to high income level.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in this Annual Report on Form 10-K are the fiscal years ended February 1, 2020 (“fiscal 2019”, “2019” or “current period”), February 2, 2019 (“fiscal 2018”, “2018” or “prior period”), February 3, 2018 (“fiscal 2017” or “2017”), January 28, 2017 (“fiscal 2016” or “2016”) and January 30, 2016 (“fiscal 2015” or “2015”). Each of these periods had 52 weeks, except for fiscal 2017, which consisted of 53 weeks.
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
Intimates Group
The Soma brand, which began operations in 2004, primarily sells exclusively designed, private branded lingerie, sleepwear and loungewear products focusing on women who want solutions that are as comfortable as they are beautiful. The Soma brand's core franchises emphasize innovative styles that focus on fit and uncompromising comfort, including Vanishing Back bras, Vanishing Edge panties, slimming leggings and Cool Nights sleepwear.
Bras range in size from 32A-46H. The sleepwear and loungewear offerings range in size from extra small to extra-extra-large.
The Soma team develops product offerings by working closely with a small number of independent suppliers to design proprietary products in-house and, in some cases, designs provided by its independent suppliers under labels other than the Soma brand.
The TellTale brand, which began operations in 2019, primarily sells exclusively designed, private branded lingerie products focusing on women who know that their sensuality is their own, their comfort is a right, and their story is always unfolding. TellTale offers flattering fashion and quality intimate apparel choices at an attainable price. The TellTale core franchises focus on lounge bras, every-day and special occasion bras, and their matching panties. Bras range in size from 32A-40DD.

Our Business Strategy
Our overall business strategy is focused on building a collection of distinct high-performing retail brands serving the fashion needs of women 35 and older. The primary function of the Company is the production and procurement of beautiful merchandise that delivers the brand promise and brand positioning of each of our brands and resonates with customers. To that end, we are further strengthening our merchandise and design capabilities and enhancing our sourcing and supply chain to deliver product in a timely manner to our customers while also concentrating on improvements to the quality and aesthetic of our merchandise. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of the shareholders.
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

We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our primary operations, allowing us to fulfill orders for all channels from our distribution center ("DC") in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced “Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, our shared inventory system, Endless Aisle, enables customers to make purchases online and ship from store. In fiscal 2019, we completed the implementation of our Buy On-Line, Pick-up In-Store (BOPIS) capability across all our brands, further enhancing our omnichannel capabilities.
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
In the fourth quarter of fiscal 2018, the Company announced a three-year retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. This initiative is part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs, and improve our profitability and return on invested capital. We closed 94 underperforming stores since the announcement of our plan, with anticipated closures of approximately 60 to 70 stores in fiscal 2020. We will continue to re-evaluate each prospective store closure in fiscal years 2020 and 2021 against anticipated improvements in our sales trends and modify our closure plan as appropriate.
On April 24, 2019, the Company announced a Chief Executive Officer ("CEO") transition plan and appointed Bonnie Brooks, former Vice Chair, President and CEO of Hudson’s Bay Company and a member of the Company's Board, as Interim CEO of the Company. Ms. Brooks made significant changes to leadership and reset the Company’s priorities for growth and value creation in fiscal 2019. Actions are underway across the brands with a focus on three distinct areas that we believe will positively impact results. These operating priorities are:

•	Driving stronger sales through improved product and marketing;

•	Optimizing the customer journey by simplifying, digitizing and extending our unique and personalized service; and

•	Transforming our sourcing and supply chain operations to increase product speed to market and improve quality.

On July 18, 2019, the Company announced the appointment of Ms. Brooks as CEO and President of Chico's FAS, Inc. and a new leadership structure to drive a simpler, nimbler organization. The responsibility of our apparel brands, Chico’s and WHBM, was consolidated under one leader, Molly Langenstein, President, Apparel Group, to create clear lines of responsibility and accelerate sales driving priorities. The Company’s intimates brands, Soma and TellTale, are led by Mary van Praag, President, Intimates Group.
During the third and fourth quarter of fiscal 2019, Ms. Brooks continued her consolidation and transformation efforts at the Company. As a result of these efforts, the Company took action to reduce costs and reposition its organizational structure. The Company also reported its first quarter of positive comparable sales for all three brands in the fourth quarter of fiscal 2019 since the fourth quarter of fiscal 2014, as it continued to deliver on each of its strategic priorities as discussed above.

Our Customer Service Model
We strive to deliver outstanding and personalized customer service to our customers through our trademark “Most Amazing Personal Service” standard. We believe this service model is one of our competitive advantages and a key to our continued success. An important aspect to the successful implementation of this model includes specialized training provided to our sales associates to help them better meet their customers’ fashion and wardrobe needs. Such needs may include clothing and accessory style, color selection, coordination of complete outfits and suggestions on different ways to wear the clothing and accessories. Our sales associates are encouraged to develop long-term relationships with their customers, to know their customers’ preferences and to assist our customers in selecting merchandise best suited to their tastes and wardrobe needs. Our brands utilize STYLECONNECT to access customer purchase history and style preferences as a clienteling tool that enhances the shopping experience in a personalized and efficient manner.

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

Our Boutiques and Outlet Stores
Our boutiques are located in upscale indoor shopping malls, outdoor shopping areas and standalone street-front locations in the U.S., Puerto Rico, the U.S. Virgin Islands and Canada. Boutique locations are determined based on various factors, including, but not limited to: market and demographic characteristics, nearby competitors, our own network of existing boutiques, the location of the shopping venue, including the site within the shopping center, proposed lease terms, anchor or other co-tenants, parking accommodations and convenience. Our merchandise is also sold through international franchise locations in Mexico, including boutique locations as well as shop-in-shop formats within a department store environment.
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

As of February 1, 2020, we operated 1,341 retail stores in 46 states, Puerto Rico, the U.S. Virgin Islands and Canada, and sold merchandise through 70 international franchise locations in Mexico and 2 domestic airport locations. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year
Stores	2019	2018	2017	2016	2015
Stores at beginning of year	1,418	1,460	1,501	1,518	1,547
Opened	6	5	7	17	40
Closed	(83)	(47)	(48)	(34)	(69)
Total Stores	1,341	1,418	1,460	1,501	1,518

	Fiscal Year End
Stores by Brand	2019	2018	2017	2016	2015
Chico’s frontline boutiques	525	551	568	587	604
Chico’s outlets	123	125	120	116	117
Chico's Canada	4	4	4	4	4
Chico’s total	652	680	692	707	725
WHBM frontline boutiques	362	390	404	423	429
WHBM outlets	59	65	69	71	71
WHBM Canada	6	6	6	6	6
WHBM total	427	461	479	500	506
Soma frontline boutiques	244	258	270	275	269
Soma outlets	18	19	19	19	18
Soma total	262	277	289	294	287
Total Stores	1,341	1,418	1,460	1,501	1,518
As part of our retail fleet optimization plan, we closed 94 underperforming stores since the announcement of our plan, with anticipated closures of approximately 60 to 70 stores in fiscal 2020. We also plan to invest in opening approximately 10 Soma stores in fiscal 2020. We continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.

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
Digital Commerce
Each of our brands has a digital flagship: www.chicos.com, www.whbm.com, www.soma.com and www.mytelltale.com, which provide customers the ability to browse and order merchandise, locate our stores and engage with content to enhance the shopping experience. We also offer www.chicosofftherack.com, our e-commerce website that gives customers 24/7 access to the same exclusive styles available at our Chico's Outlet locations.

Our websites are designed to complement the in-store experience and play a vital role in both our omnichannel strategy and the customer experience. Some products are available exclusively online including extended sizes, additional style and color choices, premier partner brands and clearance items. Online merchandise is also available for order through our call center, through clienteling applications in our stores and through third parties. We also utilize ecommerce solutions, such as ShopRunner, and are exploring new digital opportunities to expand our customer base and drive sales.

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

In 2020, our marketing efforts will focus on retaining existing, reactivating lapsed customers and attracting new customers to our iconic brands' differentiated positioning by leveraging retail science and introducing alternative sales channels.
Product Sourcing
Our product sourcing activities are performed by a centralized shared service team that is focused on maintaining our quality standards and identifying cost-effective opportunities to improve production speed and flexibility. During fiscal 2019, China sourced product accounted for approximately 46% of our merchandise cost. We take ownership of merchandise either in the foreign country, at a designated point of entry into the U.S., or at our DC, depending on the specific terms of sale.
To support our supply chain strategy, we continue to reduce our exposure in China by diversifying into other countries of origin. We expect to continue reducing our exposure to tariffs in 2020, with tactics such as diversifying country of origin, and managing and adjusting our forward buys and product pricing. We are monitoring the development of the coronavirus (COVID-19) outbreak and may adjust our product sourcing activities accordingly.
The majority of our merchandise is purchased through core suppliers with whom we have established strategic collaborations; these core suppliers represented 72% of our purchases in fiscal 2019 with our largest supplier accounting for 19% of the total.
    Substantial work was done to reduce the supply base starting in fiscal 2017. As of February 1, 2020, the supply base count was reduced by approximately 47%. Throughout 2020, we expect to focus on developing and perfecting relationships with those core suppliers. As we reach scale, we believe we will have stronger partnerships, greater control over product quality, and the ability to achieve better terms and lower costs. We intend to supplement the remaining volume with a subset of market suppliers to meet any unique needs of the brands.
Merchandise Distribution
The distribution function for our brands is primarily handled from our DC in Winder, Georgia. New merchandise is generally received daily at the DC. Imported merchandise is shipped from the country-of-export either by sea, air, truck or rail, as circumstances require. Domestic merchandise is primarily shipped by truck or rail. Upon arrival at our DC, merchandise is sorted and packaged for shipment to individual stores or is held for future store replenishment and direct shipment to customers. Merchandise is generally pre-ticketed with price and related informational tags at the point of manufacture.
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
Our Marks include, but are not limited to: CHICO’S, CHICO'S PASSPORT, ZENERGY, SO SLIMMING, WHITE HOUSE BLACK MARKET, WHBM, WHBM REWARDS, SOMA, SOMA INTIMATES, ENTICING, COOL NIGHTS, EMBRACEABLE, ENBLISS, VANISHING, VANISHING BACK, VANISHING EDGE, LOVE SOMA REWARDS, STYLECONNECT, CHICO'S OFF THE RACK, WHITE HOUSE BLACK MARKET OFF THE RACK AND TELLTALE. We have registered or are seeking to register a number of these Marks in the U.S, Canada, Mexico and other foreign countries.
In the opinion of management, our rights in the Marks are important to our business. Accordingly, we intend to maintain our Marks and the related registrations and applications. We are not aware of any material claims of infringement or other challenges to our rights to use any registered Marks in the U.S.
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
Our Code of Ethics, which is applicable to all of our employees, including the principal executive officer, the principal financial officer and the Board of Directors ("Board"), is posted on our investor relations website. Any amendments to or waivers from our Code of Ethics are also available on this website. Charters of each of the Audit Committee, Human Resources, Compensation and Benefits Committee, Corporate Governance and Nominating Committee and Executive Committee as well as the Corporate Governance Guidelines, Insider Trading Policy, Complaint Procedures for Accounting Matters (our Whistleblower Policy), Terms of Commitment to Ethical Sourcing and Stock Ownership Guidelines are available on this website or upon written request by any shareholder.
Employees
As of February 1, 2020, we employed approximately 17,100 people, 28% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, approximately 90% of our employees worked in our boutique and outlet stores. We have no collective bargaining agreements covering any of our employees, have never experienced any material labor disruption and are unaware of any efforts or plans to organize our employees. We consider the overall relations with our employees to be good.

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

4. Declines in consumer spending
Consumer spending in our sector may decline as a result of: threatened or actual government shut downs, higher unemployment levels, low levels of consumer credit, declines in consumer confidence, inflation, changes in interest rates, recessionary pressures, increasing gas and other energy costs, increased taxes, changes in housing prices, higher durable goods or other consumer spending, volatility in the financial markets, uncertainty regarding the political environment and concerns regarding public health crises.

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

Because we have access to, collect or maintain information about our customers, the protection of that data is critical to our business. The regulatory environment surrounding information security and privacy continues to evolve, and new laws increasingly are giving customers the right to control how their personal data is used. One such law is the European Union's General Data Protection Regulation (“GDPR”). Our failure to comply with the obligations of GDPR could in the future result in significant penalties which could have a material adverse effect on our business and results of operations. In addition, the State of California adopted the California Consumer Protection Act of 2018 (“CCPA”), which became effective in 2020 and regulates the collection and use of consumers' data. Complying with GDPR, CCPA and similar U.S. federal and state laws, including a potential federal privacy law and state privacy laws, could also cause us to incur substantial costs, forego a substantial amount of revenue or be subject to business risk associated with system changes and new business processes.

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

13. Reliance on foreign sources of production
The majority of the merchandise we sell is produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, non-compliance with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, potential changes to the North American Free Trade Agreement and other international trade agreements, imposition of new legislation relating to import quotas, imposition of new or increased duties, taxes, or other charges on imports, foreign exchange rate challenges and pressures presented by implementation of monetary policy by the Federal Reserve and other international central banks, challenges from local business practices or political issues, manufacturing and transportation disruptions, our shift to a predominantly FOB (free on board) shipping structure rather than predominantly DDP (delivered duty paid), natural disasters, public health crises, delays in the delivery of cargo due to port security considerations or government funding; seizure or detention of goods by U.S. Customs authorities, or a reduction in the availability of shipping sources caused by industry consolidation or other reasons. We source a substantial portion of our merchandise from Asia, including China. A reduction in the number of foreign suppliers, through bankruptcy or otherwise, or any change in exchange rates, labor laws or policies affecting the costs of goods in Asia could negatively impact our merchandise costs and the timely availability of the desired amount of merchandise. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections, public health crises or other factors, could also have a negative impact.

For example, the recent outbreak of the coronavirus (COVID-19) first identified in Wuhan, China has led to work and travel restrictions in and out of China as well as temporary closures or production and logistics constraints due to workforce availability of certain factories in China. These travel restrictions, factory closures, production and logistics constraints may result in delayed shipments and increased shipping costs for some of our fiscal 2020 merchandise.

During fiscal 2019, China sourced product accounted for approximately 46% of our merchandise cost. If the coronavirus outbreak continues and results in a prolonged period of travel, commercial and other similar restrictions, or a delay in production or distribution operations at any or all of our suppliers’ facilities in China, we could experience significant supply chain disruptions. We are monitoring the situation on a daily basis, but it is currently unknown whether the outbreak will meaningfully disrupt our merchandise shipments or meaningfully impact manufacturing at any of our suppliers’ plants in China or elsewhere. If we experience significant supply chain disruptions in China or other countries, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our margins and results of operation.

Further, there have been ongoing discussions, commentary and governmental actions regarding potentially significant changes to the United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. During fiscal 2018, the U.S. began to impose duties on certain Chinese-made imported products. In May 2019, the current administration announced an increase to the tariffs currently being imposed on certain imports from 10% to 25%, effective May 10, 2019, which was further increased to 30% beginning on October 1, 2019. In August 2019, the administration announced plans to implement a tariff of 15% on approximately $300 billion of products imported into the U.S. from China (referred to as List 4). On February 14, 2020, the tariffs leveraged on List 4 were reduced in half to 7.5%.

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

While the USTR and the Ministry of Commerce of China signed a “phase one” trade deal on January 15, 2020, which, among other things, officially agreed to the rollback of tariffs and expansion of trade purchases, there is significant uncertainty about the future relationship between the United States and China and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. Significant tariffs or other restrictions placed on Chinese imports and any related counter-measures that are taken by China could have an adverse effect on our financial condition or results of operations. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations and affect our strategy around the world.

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

15. Reliance upon one supplier
Approximately 19% of total purchases in fiscal 2019 and 23% of total purchases in fiscal 2018 were made from one supplier, and we cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise. However, we have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and our continued good relations with them.

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

Our Credit Agreement bears interest based on the London Interbank Offered Rate (“LIBOR”). Any changes in regulatory standards or industry practices, such as the transition away from LIBOR as a benchmark reference for short-term interests, may result in the usage of a higher reference rate for our variable rate debt.

23. War, terrorism, public health crises or other catastrophes
In the event of war, acts of terrorism or the threat of terrorist attacks, public health crises, weather catastrophes or other events outside of our control, consumer spending could significantly decrease for a sustained period. In addition, local authorities or shopping center management could close stores in response to any immediate security concern, public health concern or weather catastrophe such as hurricanes, earthquakes or tornadoes. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results.

Similarly, war, acts of terrorism, threats of terrorist attacks, public health crises or a weather catastrophe could severely and adversely affect our National Store Support Center (“NSSC”) campus, our DC, or our entire supply chain. If any of our facilities, including our DC, our company-operated or franchised stores or the facilities of our suppliers or third-party service providers is affected by a natural disaster, public health crisis (such as a pandemic and epidemic), terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could be negatively impacted.

For example, as noted above in “Reliance on foreign sources of production,” the recent outbreak of the coronavirus (COVID-19) has already modestly affected our supply chain. In recent days, this outbreak has resulted in reduced customer traffic and the temporary reduction of operating hours for our stores as well as temporary store closures where government mandated. These recent developments are expected to result in lower sales and gross margin than provided in our previous outlook.

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

In addition, the intellectual property laws and enforcement practices in many foreign countries can be substantially different from those in the U.S. There are also inherent challenges with enforcing intellectual property rights on third party e-commerce websites, especially those based in foreign jurisdictions. We cannot guarantee that such rights are not infringed.

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

28. Disadvantageous lease obligations and commercial retail consolidation
We have, and will continue to have, significant lease obligations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to fulfill our obligations under the applicable lease including paying the base rent for the balance of the lease term. Additionally, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future and could concentrate our leases with fewer landlords who may then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, this could affect our ability to profitably operate our stores.

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

31. The Company cannot provide any assurance that in the future the Company will continue to pay dividends or continue to repurchase stock pursuant to its share repurchase program
All decisions regarding authorization to pay a dividend on the Company’s common stock or approve a share repurchase program will be made by the Company’s Board of Directors (the “Board”) from time to time based on the Board’s evaluation of the best interests of the Company and its shareholders. The Board will complete each evaluation based on a review of the Company’s stock price, future earnings, financial condition and other factors deemed relevant. There is no assurance that the Board will continue to declare dividends on the Company’s common stock in the future. The Company’s current share repurchase program authorizes $300 million in share repurchases of the Company’s common stock, of which $55.2 million remained authorized for repurchase under the program as of February 1, 2020. However, the Company is not obligated to make any purchases under the share repurchase program and the program may be discontinued at any time.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Stores
At fiscal year-end for 2019, 2018 and 2017 our total consolidated selling square feet was 3.2 million, 3.4 million and 3.5 million, respectively. For a general description of our leases, see Note 1 to our consolidated financial statements under the heading "Operating Leases." As of February 1, 2020, our 1,341 stores were located in 46 states, Puerto Rico, the U.S. Virgin Islands and Canada, as follows:

Alabama	18	Maryland	37	Oregon	14
Arizona	32	Massachusetts	28	Pennsylvania	65
Arkansas	11	Michigan	35	Rhode Island	4
California	131	Minnesota	26	South Carolina	31
Colorado	24	Mississippi	11	South Dakota	3
Connecticut	21	Missouri	24	Tennessee	30
Delaware	8	Montana	3	Texas	127
Florida	123	Nebraska	8	Utah	8
Georgia	55	Nevada	17	Virginia	43
Idaho	4	New Hampshire	6	Washington	22
Illinois	54	New Jersey	46	West Virginia	4
Indiana	23	New Mexico	7	Wisconsin	13
Iowa	7	New York	47	U.S. Virgin Islands	1
Kansas	13	North Carolina	44	Puerto Rico	5
Kentucky	16	North Dakota	4	Ontario, Canada	10
Louisiana	19	Ohio	43
Maine	3	Oklahoma	13

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
Our common stock trades on the NYSE under the symbol “CHS.” On March 10, 2020, the last reported sale price of the common stock on the NYSE was $2.78 per share. The number of holders of record of common stock on March 10, 2020 was 1,040.
In November 2015, we announced a $300 million share repurchase authorization for the Company's common stock. In fiscal 2018, we repurchased 12.2 million shares of the Company's common stock at approximately $81.1 million. We did not repurchase any of the Company's common stock during fiscal 2019. As of February 1, 2020, $55.2 million remains authorized for repurchase under the share repurchase program. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors ("Board").
In fiscal 2019, we repurchased 457,365 restricted shares in connection with employee tax withholding obligations under employee compensation plans. No repurchases associated with employee tax withholding obligations under employee compensation plans were made during the fourth quarter of fiscal 2019.

While the Company currently expects that quarterly cash dividends will continue to be paid in the future at levels comparable to recent historical levels, any determination to pay future dividends will be made by the Board of Directors based on an evaluation of our stock price, future earnings, financial condition and other factors deemed relevant by the Board.
Five Year Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on January 31, 2015 and the reinvestment of dividends.

	01/31/15	01/30/16	01/28/17	02/03/18	02/02/19	02/01/20
Chico’s FAS, Inc.	$100	$64	$80	$61	$39	$29
S&P 500 Index	100	99	120	147	147	179
S&P 500 Apparel Retail Index	100	108	107	114	129	151

ITEM 6.	SELECTED FINANCIAL DATA
Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto referenced in this Annual Report on Form 10-K.

	Fiscal Year
	2019 (52 weeks)	2018 (52 weeks)	2017 (53 weeks)	2016 (52 weeks)	2015 (52 weeks)

	(dollars in thousands, except per share amounts and number of stores data)
Summary of Operations: (1) (2)
Net sales	$2,037,875	$2,131,140	$2,282,379	$2,476,410	$2,660,635
Gross margin	701,878	763,414	864,777	946,836	1,026,871
Gross margin as a percent of net sales	34.4%	35.8%	37.9%	38.2%	38.6%
(Loss) income from operations	(12,073)	43,666	145,170	140,702	(13,084)
(Loss) income from operations as a percent of net sales	(0.6)%	2.0%	6.4%	5.7%	(0.5)%
Net (loss) income	(12,754)	35,613	101,000	91,229	1,946
Net (loss) income as a percent of net sales	(0.6)%	1.6%	4.4%	3.7%	0.1%

Per Share Data:
Net (loss) income per common share-basic	$(0.11)	$0.28	$0.79	$0.69	$0.01

Net (loss) income per common and common equivalent share–diluted	$(0.11)	$0.28	$0.79	$0.69	$0.01

Weighted average common shares outstanding–basic	114,859	122,662	125,341	128,995	138,366

Weighted average common and common equivalent shares outstanding–diluted	114,859	122,729	125,403	129,237	138,741

Cash dividends per share	$0.35	$0.34	$0.33	$0.32	$0.31

Balance Sheet Data (at year-end):
Cash and marketable securities	$127,865	$186,115	$220,131	$192,505	$140,145
Total assets (2)	1,542,659	1,007,034	1,087,605	1,108,994	1,166,052
Working capital (2)	17,057	209,954	247,557	174,766	167,190
Long-term debt	42,500	57,500	53,601	68,535	82,219
Shareholders’ equity	530,092	579,964	656,382	609,173	639,788

Other Selected Operating Data:
Percentage decrease in comparable sales	(3.4)%	(4.9)%	(7.7)%	(3.7)%	(1.5)%
Purchases of property and equipment	$33,939	$54,187	$48,530	$47,836	$84,841
Investment in capitalized cloud computing arrangement service contracts	$10,821	$1,064	$—	$—	$—
Total depreciation and amortization	$88,411	$91,333	$96,310	$109,251	$118,800
Goodwill and trade name impairment, pre-tax charges	$—	$—	$—	$—	$112,455
Restructuring and strategic charges, pre-tax	$—	$—	$—	$31,027	$48,801
Total stores at year end	1,341	1,418	1,460	1,501	1,518
Total selling square feet (in thousands)	3,232	3,413	3,513	3,612	3,652

____________________________

[1]	Five-year table includes the operating results of Boston Proper in fiscal 2015, when the Company exited the business.

2
In August 2018, the Financial Accounting Standards Board (the "FASB") issued ASU 2018-11, Targeted Improvements to ASC 842, Leases ("ASC 842"), which included a provision to apply ASC 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use the initial application date as the effective date of ASC 842. Consequently, the comparative periods are presented in accordance with ASC 840, Leases, and are not restated in accordance with ASC 842.

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

EXECUTIVE OVERVIEW

We are a leading omnichannel specialty retailer of women’s private branded, sophisticated, casual-to-dressy apparel, intimates and complementary accessories, operating under the Chico’s, White House Black Market (“WHBM”), Soma and TellTale brand names in the United States ("U.S."), Puerto Rico, the U.S. Virgin Islands and Canada. We refer to our Chico's and WHBM brands collectively as our "Apparel Group" and refer to our Soma and TellTale brands collectively as our "Intimates Group." Our distinct lifestyle brands serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic and international retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels.
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

Select Financial Results

The following table depicts select financial results for fiscal 2019, 2018 and 2017:

	Fiscal 2019	Fiscal 2018	Fiscal 2017
	(dollars in thousands, except per share amounts)
Net sales	$2,037,875	$2,131,140	$2,282,379
Percentage decrease in comparable sales	(3.4)%	(4.9)%	(7.7)%
(Loss) income from operations	$(12,073)	$43,666	$145,170
Net (loss) income	$(12,754)	$35,613	$101,000
Net (loss) income per common and common equivalent share–diluted	$(0.11)	$0.28	$0.79
Loss per diluted share for fiscal 2019 was $0.11 compared to earnings per diluted share of $0.28 in fiscal 2018. The change in loss per share reflects a decrease in net income. Fiscal 2019 net loss includes the unfavorable impact of accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan and severance and other related net charges (collectively, "Severance Charges") of approximately $2 million, after-tax, in connection with actions taken to reposition our organizational structure. Fiscal 2018 net income includes the unfavorable impact of accelerated depreciation and impairment charges of approximately $8 million, after-tax, related to our retail fleet optimization plan, partially offset by the favorable tax benefit of approximately $5 million related to the Tax Cuts and Jobs Act of 2017 (the "Tax Act").

Key Initiatives

Fiscal 2019 key initiatives included:
• initiated new organizational structure and merchant leadership appointments that are designed to strengthen the organization, create clear lines of responsibility and accelerate sales driving priorities

• made significant progress on executing new fiscal 2019 operating priorities which include: (i) driving stronger sales through improved product and marketing; (ii) optimizing the customer journey by simplifying, digitizing and extending the Company's unique and personalized service; and (iii) transforming sourcing and supply chain operations to increase product speed to market and improve quality

• completed rollout of STYLECONNECTTM , an enhanced platform that provides digitized clienteling tools to all stores
• implemented Buy On-Line, Pick-up In-Store (BOPIS) capability across all brands
• expanded focus on reducing China penetration to diversify county of origin mix and securing partnerships with key vendors to create a leaner, more efficient supply chain

Future Outlook

The Company's outlook included in our fourth quarter Earnings Release filed on Form 8-K on February 27, 2020 does not reflect the developing impact of the coronavirus (COVID-19). In recent days, this outbreak has resulted in reduced customer traffic and the temporary reduction of operating hours for our stores as well as temporary store closures where government mandated. These recent developments are expected to result in lower sales and gross margin than provided in our previous outlook.

Key Performance Indicators
In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts and make strategic decisions. These key measures include comparable sales, gross margin as a percent of sales, diluted earnings per share and return on net assets ("RONA"). The following describes these measures.
Comparable Sales
Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days and sales attributable to the fifty-third week in fiscal 2017. We believe comparable sales is a primary metric to measure the performance of our business as an increase in comparable sales can indicate improved operations at existing stores. Furthermore, comparable sales often is used as an operational tool to help manage store count.
Gross Margin as a Percentage of Net Sales
Gross margin as a percentage of net sales is computed as gross margin divided by net sales. We believe gross margin as a percentage of net sales is a primary metric to measure the performance of our business as it is used to determine the value of incremental sales, and to guide pricing and promotion decisions.
Diluted Earnings per Share
Earnings per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted earnings per share reflects the dilutive effect of potential common shares from non-participating securities such as stock options, performance stock units and restricted stock units. Whereas basic earnings per share serves as an indicator of the Company's profitability, we believe diluted earnings per share is a primary metric provided it gauges the Company's quality of earnings per share assuming all potential common shares from non-participating securities are exercised.
Return on Net Assets
RONA is defined as (a) net income divided by (b) the “five-point average” (based on balances at the beginning of the first quarter plus the final balances for each quarter of the fiscal year) of net working capital less cash and marketable securities plus fixed assets. We believe RONA is a primary metric as it helps to determine how well the Company is utilizing its assets. As such, a higher RONA could indicate that the Company is using its assets and working capital efficiently and effectively.

Current Trends
Macroeconomic Impacts
The Company has exposure to volatility of the macroeconomic environment due to political uncertainty and potential changes to international trade agreements, such as new tariffs imposed on certain Chinese-made products imported to the U.S. During fiscal 2018, the U.S. began to impose duties on certain Chinese-made imported products. In May 2019, the current administration announced an increase to the tariffs currently being imposed on certain imports from 10% to 25%, effective May 10, 2019, which was further increased to 30% beginning on October 1, 2019. In August 2019, the administration announced plans to implement a tariff of 15% on approximately $300 billion of products imported into the U.S. from China. On August 13, 2019, the list of goods subject to the tariff, referred to as List 4, was divided into two parts. The tariffs for products on List 4a became effective as of September 1, 2019 and the tariffs for imported goods on List 4b became effective December 15, 2019. On February 14, 2020, the tariffs leveraged on items in List 4 and List 4a were reduced in half to 7.5%. To minimize these increased tariffs, the Company is actively engaging with its vendors on cost-sharing agreements, and managing and adjusting our forward buys and product pricing. The Company also anticipates its sourcing initiatives will largely offset any incremental tariff impacts.
Other Developments
In recent days, the COVID-19 outbreak in the United States has resulted in reduced customer traffic and the temporary reduction of operating hours for our stores as well as temporary store closures where government mandated. These recent developments are expected to result in lower sales and gross margin than provided in our previous outlook.

RESULTS OF OPERATIONS
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for fiscal 2019, 2018 and 2017:

	Fiscal 2019%		Fiscal 2018%		Fiscal 2017%

	(dollars in millions) (1)
Chico’s	$1,045	51.3%	$1,099	51.6%	$1,188	52.0%
WHBM	627	30.8	695	32.6	751	32.9
Soma (2)	365	17.9	338	15.8	344	15.1
Total net sales	$2,038	100.0%	$2,131	100.0%	$2,282	100.0%
(1) May not foot due to rounding.
(2) Includes TellTale net sales, which is not a significant component of Soma revenue.
For fiscal 2019, net sales were $2.0 billion compared to $2.1 billion in fiscal 2018. This decrease of 4.4% reflects a comparable sales decline of 3.4% as well as the impact of 77 net store closures since fiscal 2018. The comparable sales decline was driven by lower average dollar sale and a decrease in transaction count.
For fiscal 2018, net sales were $2.1 billion compared to $2.3 billion in fiscal 2017. This decrease of 6.6% reflects a comparable sales decline of 4.9%, the $29 million benefit of the fifty-third week in fiscal 2017 and the impact of a 2.9% net decrease in selling square footage in 2018. The comparable sales decline was driven by a decrease in transaction count and lower average dollar sale.
The following table depicts comparable sales percentages for Chico's, WHBM and Soma for fiscal 2019, 2018 and 2017:

	Fiscal 2019	Fiscal 2018 (1)	Fiscal 2017 (2)
Chico's	(4.3)%	(6.8)%	(7.2)%
WHBM	(7.9)	(4.6)	(10.9)
Soma	8.8	0.6	(1.5)
Total Company	(3.4)%	(4.9)%	(7.7)%

(1) Fiscal 2018 comparable sales represent sales for the fifty-two weeks ended February 2, 2019 compared to sales for the fifty-two weeks ended February 3, 2018.
(2) The fifty-third week of fiscal 2017 is excluded from the comparable sales calculation.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for fiscal 2019, 2018 and 2017:

	Fiscal 2019	Fiscal 2018	Fiscal 2017

	(dollars in millions)
Cost of goods sold	$1,336	$1,368	$1,418
Gross margin	$702	$763	$865
Gross margin percentage	34.4%	35.8%	37.9%
For fiscal 2019, gross margin was $702 million, or 34.4%, compared to $763 million, or 35.8%, in fiscal 2018. This 140-basis point decrease primarily reflects charges related to our omnichannel programs, the clearance of merchandise and the impact of incremental tariffs on maintained margin incurred in the second half of fiscal 2019.
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
Selling, General and Administrative Expenses
The following table depicts selling, general and administrative expenses ("SG&A"), which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for fiscal 2019, 2018 and 2017:

	Fiscal 2019	Fiscal 2018	Fiscal 2017

	(dollars in millions)
Selling, general and administrative expenses	$714	$720	$720
Percentage of total net sales	35.0%	33.8%	31.5%

For fiscal 2019, SG&A was $714 million, or 35.0%, compared to $720 million, or 33.8%, in fiscal 2018. This $6 million decrease primarily reflects a reduction in employee-related costs, partially offset by investments in marketing.
For fiscal 2018, SG&A was $720 million, or 33.8%, compared to $720 million, or 31.5%, in fiscal 2017. This 230-basis point increase primarily reflects investments in marketing and technology as well as deleverage of store-operating costs.
Retail Fleet Optimization Plan
In the fourth quarter of fiscal 2018, the Company announced a three-year retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. This initiative is part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs, and improve our profitability and return on invested capital. In fiscal 2019, the Company recorded pre-tax accelerated depreciation charges within cost of goods sold of approximately $11 million associated with this retail fleet optimization plan. The fiscal 2019 after-tax impact of these charges was approximately $8 million. In fiscal 2018, the Company recorded pre-tax accelerated depreciation and impairment charges within cost of goods sold of approximately $1 million and $9 million, respectively. The fiscal 2018 after-tax impact of these charges was approximately $8 million.
Income Taxes
The effective tax rate for fiscal 2019, 2018 and 2017 was provisions of (6.7)%, 17.8% and 29.7%, respectively. The fiscal 2019 effective tax rate primarily reflects an income tax benefit on an annual operating loss, offset by an unfavorable fiscal 2018 provision-to-return adjustment, a valuation allowance on certain deferred tax assets for charitable contributions with limitations and employee share-based compensation expense. The fiscal 2018 effective tax rate reflects benefits from the Tax Act which include the lower federal statutory rate of 21% compared to a fiscal 2017 blended federal tax rate of 33.8% due to the timing of the effective date of the Tax Act. The fiscal 2018 effective tax rate also reflects approximately $5 million of transitional tax reform benefits related to fiscal 2017, partially offset by an approximate $1 million increase in tax expense related to the accounting for employee share-based compensation expense. Excluding the aforementioned favorable and unfavorable impacts to the effective tax rates, the fiscal 2019, 2018 and 2017 effective tax rate provisions would have been 26.4%, 25.8% and 36.4%, respectively.
Net (Loss) Income and Earnings Per Diluted Share
Net loss for fiscal 2019 was $13 million, or $0.11 loss per diluted share, compared to net income for fiscal 2018 of $36 million, or $0.28 earnings per diluted share. Fiscal 2019 net loss includes the unfavorable impact of accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan and Severance Charges of approximately $2 million, after-tax, in connection with actions take to reposition our organizational structure. The change in earnings per share reflects a decrease in net income.
Net income for fiscal 2018 was $36 million, or $0.28 earnings per diluted share, compared to net income for fiscal 2017 of $101 million, or $0.79 earnings per diluted share. Fiscal 2018 net income includes the unfavorable impact of impairment and accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan, partially offset by the favorable tax benefit of approximately $5 million related to the Tax Act. The change in earnings per share reflects a decrease in net income partially offset by the impact of share repurchases in fiscal 2018.

Cash, Marketable Securities and Debt
At the end of fiscal 2019, cash and marketable securities totaled $128 million while debt totaled $43 million.

Inventories
At the end of fiscal 2019, inventories totaled $247 million compared to $235 million at the end of fiscal 2018. This $12 million increase, or 4.9%, primarily reflects the ongoing investment in Soma inventory to fund growth.
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
The following table summarizes cash flows for fiscal 2019, 2018 and 2017:

	Fiscal 2019	Fiscal 2018	Fiscal 2017

	(dollars in millions) (1)
Net cash provided by operating activities	$33	$158	$167
Net cash used in investing activities	(36)	(56)	(58)
Net cash used in financing activities	(58)	(138)	(91)
Net (decrease) increase in cash and cash equivalents	$(60)	$(36)	$18
(1) May not foot due to rounding.

Operating Activities
Net cash provided by operating activities in fiscal 2019 was $33 million compared to $158 million for fiscal 2018. This $125 million decrease primarily reflects lower fiscal 2019 net income, a decline in share-based compensation and investments in cloud computing arrangement ("CCA") service contracts and Soma inventory to fund growth.
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
Investing Activities
Net cash used in investing activities for fiscal 2019 was $36 million compared to $56 million for fiscal 2018, primarily reflecting a $20 million decrease in purchases of property and equipment as we continue to invest in CCA service contracts.
Net cash used in investing activities for fiscal 2018 was $56 million compared to $58 million for fiscal 2017. The change in net cash used in investing activities reflects an $8 million net decrease in marketable securities activity as a result of the timing of securities purchases and sales, partially offset by an increase in purchases of property and equipment.

Financing Activities
Net cash used in financing activities for fiscal 2019 was $58 million compared to $138 million in fiscal 2018, primarily reflecting an $81 million decrease in share repurchases. In fiscal 2019, we paid four cash dividends at $0.0875 per share on our common stock, totaling $41 million, and received approximately $1 million in proceeds from issuing approximately 2 million shares related to employee stock ownership plans.
Net cash used in financing activities for fiscal 2018 was $138 million compared to $91 million in fiscal 2017. This $47 million increase in net cash used in financing activities primarily reflects a $54 million increase in share repurchases in fiscal 2018 compared to fiscal 2017, partially offset by a decrease in payments on net borrowings under our credit agreement in fiscal 2018. In fiscal 2018, we paid four cash dividends at $0.085 per share on our common stock, totaling $43 million, and received approximately $1 million in proceeds from issuing approximately 2 million shares related to employee stock ownership plans and stock option exercises.
Store and Franchise Activity
During fiscal 2019, we had 77 net store closures, consisting of 28 Chico's stores, 34 WHBM stores and 15 Soma stores. As part of our retail fleet optimization plan, we closed 94 underperforming stores since the announcement of our plan, with anticipated closures of approximately 60 to 70 stores in fiscal 2020. We also plan to invest in opening approximately 10 Soma stores in fiscal 2020. We continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise. As of February 1, 2020, the Company's franchise operations consisted of 70 international retail locations in Mexico and 2 domestic airport locations.
Contractual Obligations
The following table summarizes our contractual obligations at February 1, 2020:

	Total	One year or less	2-3 years	4-5 years	After 5 years

	(in millions)
Operating leases (1)	$819	$195	$341	$180	$104
Purchase orders	335	331	2	2	—
Capital expenditures	8	8	—	—	—
Long-term debt obligations	43	—	—	43	—
Interest payments on long-term debt	4	1	2	1	—
Total	$1,210	$535	$345	$226	$104
     (1) May not cross-foot due to rounding.

As of February 1, 2020, our contractual obligations consisted of: 1) amounts outstanding under operating leases, 2) open purchase orders for inventory and other operating expenses, in the normal course of business, 3) contractual commitments for fiscal 2020 capital expenditures, 4) long-term debt obligations and 5) interest payments on long-term debt.
Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling approximately $1 million at February 1, 2020 from the above table.
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
The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $200 million, maturing August 2, 2023. In addition, during the term of the Agreement, the Company may increase the commitments under the Agreement by up to an additional $100 million, subject to customary conditions, including obtaining the agreements from the lenders to provide such commitment increase. The interest rate applicable to the loans under the

Agreement will be equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, in each case, depending on availability under the Agreement. The Company expects borrowings to be at LIBOR, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
As of February 1, 2020, approximately $43 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the accompanying consolidated balance sheet in this Form 10-K.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
At February 1, 2020 and February 2, 2019, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Policies
The discussion and analysis of our consolidated financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors, and believes the following assumptions and estimates are significant to reporting our consolidated results of operations and financial position.
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
Revenue Recognition
Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and employee discounts. For sales from our websites and catalogs, revenue is recognized at the point of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying consolidated statements of (loss) income. Amounts paid by customers to cover shipping and handling costs are immaterial.
We sell gift cards in stores, on our Company-operated e-commerce websites and through third parties. Our gift cards do not have expiration dates. We account for gift cards by recognizing a liability at the time the gift card is sold. The liability is relieved and revenue is recognized for gift cards upon redemption. In addition, we recognize revenue for the amount of gift cards expected to go unredeemed (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We determine the gift card breakage rate based on our historical redemption patterns. We recognize revenue on the remaining unredeemed gift cards based on determining that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions.

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
Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from net sales.
Evaluation of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets
Long-lived assets are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. The Company uses market participant rents to calculate the fair value of right of use assets ("ROU") and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level. The estimate of future cash flows requires management to make certain assumptions and to apply judgment, including forecasting future sales and the useful lives of the assets. We exercise our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules. We establish our assumptions and arrive at the estimates used in these calculations based upon our historical experience, knowledge of the retail industry and by incorporating third-party data, which we believe results in a reasonably accurate approximation of fair value. Nevertheless, changes in the assumptions used could have an impact on our assessment of recoverability.
We review our goodwill for impairment at the reporting unit level on an annual basis, or when circumstances indicate its carrying value may not be recoverable. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will calculate the estimated fair value of the reporting unit. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and EBITDA multiples of similar companies and/or transactions, or other available indications of value. These approaches use significant estimates and assumptions, including projected future cash flows and the timing of those cash flows, discount rates reflecting risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables. Estimating the fair value is judgmental in nature, which could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charges. Upon adoption of Accounting Standards Update ("ASU") 2017-04 as further discussed in Note 1 to our consolidated financial statements under the heading "Business Organization and Summary of Significant Accounting Policies," goodwill impairment charges are calculated as the amount by which a reporting unit's carrying amount exceeds its fair value up to the amount of reported goodwill.
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

Operating Leases
Rent expense under store operating leases is recognized on a straight-line basis over the term of the leases. Landlord incentives, “rent-free” periods, rent escalation clauses and other fixed rental expenses are also amortized on a straight-line basis over the term of the leases, including the construction period. This is generally 60–90 days prior to the store opening date, when we generally begin improvements in preparation for our intended use. Variable rental expenses are recognized as incurred. Tenant improvement allowances are amortized as a reduction of rent expense over the term of the lease and are recorded as a deferred lease credit within deferred liabilities in fiscal 2018 and recorded within right of use assets in fiscal 2019 upon adoption of ASC 842.
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

Adoption of New Accounting Pronouncements
As discussed in Note 1 and Note 8 to the accompanying consolidated financial statements under the headings "Business Organization and Summary of Significant Accounting Policies" and "Leases," respectively, we adopted ASC 842 as of February 3, 2019. As of February 1, 2020, we had $648 million, $157 million, and $556 million of operating lease right of use assets, current portion of operating lease liabilities and noncurrent portion of operating lease liabilities, respectively, as a result of the adoption of this accounting standard.

Recently Issued Accounting Pronouncements
See Note 1 to the accompanying consolidated financial statements under the heading "Business Organization and Summary of Significant Accounting Policies" for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods.

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
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; changes in the general or specialty or apparel industries; significant shifts in consumer behavior; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women's private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the Company’s revised organizational cost structure, retail fleet optimization plan and three operating priorities which are driving stronger sales through improved product and marketing; optimizing the customer journey by simplifying, digitizing and extending the Company’s unique and personalized service; and transforming sourcing and supply chain operations to increase product speed to market and improve quality), sales initiatives and multi-channel strategies, customer traffic; and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with domestic and foreign information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful recruitment of leadership and the successful integration of new members of our senior management team; uncertainties regarding future unsolicited offers to buy the Company and our ability to respond effectively to them as well as to actions of activist shareholders and others; changes in the political environment that create consumer uncertainty; significant changes to product import and distribution costs (such as unexpected consolidation in the freight carrier industry); the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results, including the impact of the coronavirus outbreak on manufacturing operations in China and our supply chain, customer traffic and our operations in general; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China), labor, political or other shifts; and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of February 1, 2020 has not significantly changed since February 2, 2019. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On August 2, 2018, we entered into a new credit agreement, as further discussed in Note 10 to the accompanying consolidated financial statements under the heading "Debt." The Agreement, which matures on August 2, 2023, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Agreement. As of February 1, 2020, $42.5 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the accompanying consolidated balance sheet. An increase or decrease in market interest rates of 100 basis points would not have a material effect on annual interest expense. This hypothetical analysis may differ from the actual experience or market developments that could result in a change in interest rates under the Agreement.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on the accompanying consolidated financial statements.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities including corporate bonds and commercial paper. The marketable securities portfolio as of February 1, 2020, consisted of $34.0 million of securities with maturity dates within one year or less and $29.9 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of February 1, 2020, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chico’s FAS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 1, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended February 1, 2020 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 and Note 8 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02 (Topic 842), Leases, as amended.
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
Tampa, Florida
March 16, 2020

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	February 1, 2020		February 2, 2019		February 3, 2018
	(52 weeks)		(52 weeks)		(53 weeks)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$2,037,875	100.0%	$2,131,140	100.0%	$2,282,379	100.0%
Cost of goods sold	1,335,997	65.6	1,367,726	64.2	1,417,602	62.1
Gross Margin	701,878	34.4	763,414	35.8	864,777	37.9
Selling, general and administrative expenses	713,951	35.0	719,748	33.8	719,607	31.5
(Loss) Income from Operations	(12,073)	(0.6)	43,666	2.0	145,170	6.4
Interest income (expense), net	119	0.0	(353)	0.0	(1,570)	(0.1)
(Loss) Income before Income Taxes	(11,954)	(0.6)	43,313	2.0	143,600	6.3
Income tax provision	800	0.0	7,700	0.4	42,600	1.9
Net (Loss) Income	$(12,754)	(0.6)%	$35,613	1.6%	$101,000	4.4%
Per Share Data:
Net (loss) income per common share-basic	$(0.11)		$0.28		$0.79
Net (loss) income per common and common equivalent share–diluted	$(0.11)		$0.28		$0.79
Weighted average common shares outstanding–basic	114,859		122,662		125,341
Weighted average common and common equivalent shares outstanding–diluted	114,859		122,729		125,403
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	FISCAL YEAR ENDED
	February 1, 2020	February 2, 2019	February 3, 2018
	(52 weeks)	(52 weeks)	(53 weeks)
Net (Loss) Income	$(12,754)	$35,613	$101,000
Other comprehensive income:
Unrealized gains (losses) on marketable securities, net of taxes	200	189	(135)
Foreign currency translation (losses) gains	(267)	(467)	119
Comprehensive (Loss) Income	$(12,821)	$35,335	$100,984
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	February 1, 2020	February 2, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$63,972	$124,128
Marketable securities, at fair value	63,893	61,987
Inventories	246,737	235,218
Prepaid expenses and other current assets	48,200	63,845
Total Current Assets	422,802	485,178
Property and Equipment, net	315,382	370,932
Right of Use Assets	648,397	—
Other Assets:
Goodwill	96,774	96,774
Other intangible assets, net	38,930	38,930
Other assets, net	20,374	15,220
Total Other Assets	156,078	150,924
	$1,542,659	$1,007,034
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$134,204	$143,404
Current lease liabilities	157,043	—
Other current and deferred liabilities	114,498	131,820
Total Current Liabilities	405,745	275,224
Noncurrent Liabilities:
Long-term debt	42,500	57,500
Long-term lease liabilities	555,922	—
Other noncurrent and deferred liabilities	8,188	89,109
Deferred taxes	212	5,237
Total Noncurrent Liabilities	606,822	151,846
Commitments and Contingencies: (see Note 12)
Shareholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized; 159,715 and 158,246 shares issued; and 118,418 and 116,949 shares outstanding, respectively	1,184	1,169
Additional paid-in capital	492,129	486,406
Treasury stock, at cost, 41,297 shares and 41,297 shares, respectively	(494,395)	(494,395)
Retained earnings	531,602	587,145
Accumulated other comprehensive loss	(428)	(361)
Total Shareholders’ Equity	530,092	579,964
	$1,542,659	$1,007,034
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Amount	Retained Earnings		Total
BALANCE, January 28, 2017	128,753	$1,288	$452,756	26,417	$(386,094)	$541,251	$(28)	$609,173
Net income	—	—	—	—	—	101,000	—	101,000
Unrealized loss on marketable securities, net of taxes	—	—	—	—	—	—	(135)	(135)
Foreign currency translation adjustment	—	—	—	—	—	—	119	119
Issuance of common stock	1,931	19	2,108	—	—	—	—	2,127
Dividends on common stock ($0.33 per share)	—	—	—	—	—	(42,441)	—	(42,441)
Repurchase of common stock	(3,213)	(32)	(6,735)	2,697	(27,371)	—	—	(34,138)
Share-based compensation	—	—	20,677	—	—	—	—	20,677
BALANCE, February 3, 2018	127,471	1,275	468,806	29,114	(413,465)	599,810	(44)	656,382
Cumulative effect of adoption of ASU 2018-02, ASU 2016-16 and ASU 2014-09	—	—	—	—	—	(5,015)	(39)	(5,054)
BALANCE, February 3, 2018, as adjusted	127,471	1,275	468,806	29,114	(413,465)	594,795	(83)	651,328
Net income	—	—	—	—	—	35,613	—	35,613
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	—	189	189
Foreign currency translation adjustment	—	—	—	—	—	—	(467)	(467)
Issuance of common stock	2,073	21	1,527	—	—	—	—	1,548
Dividends on common stock ($0.34 per share)	—	—	—	—	—	(43,263)	—	(43,263)
Repurchase of common stock	(12,595)	(127)	(3,710)	12,183	(80,930)	—	—	(84,767)
Share-based compensation	—	—	19,783	—	—	—	—	19,783
BALANCE, February 2, 2019	116,949	1,169	486,406	41,297	(494,395)	587,145	(361)	579,964
Cumulative effect of adoption of ASU 2016-02 (see Note 1)	—	—	—	—	—	(1,287)	—	(1,287)
BALANCE, February 2, 2019, as adjusted	116,949	1,169	486,406	41,297	(494,395)	585,858	(361)	578,677
Net loss	—	—	—	—	—	(12,754)	—	(12,754)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	—	200	200
Foreign currency translation adjustment	—	—	—	—	—	—	(267)	(267)
Issuance of common stock	1,926	19	1,124	—	—	—	—	1,143
Dividends on common stock ($0.35 per share)	—	—	—	—	—	(41,502)	—	(41,502)
Repurchase of common stock	(457)	(4)	(2,546)	—	—	—	—	(2,550)
Share-based compensation	—	—	7,145	—	—	—	—	7,145
BALANCE, February 1, 2020	118,418	$1,184	$492,129	41,297	$(494,395)	$531,602	$(428)	$530,092
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	FISCAL YEAR ENDED
	February 1, 2020	February 2, 2019	February 3, 2018
	(52 weeks)	(52 weeks)	(53 weeks)
Cash Flows from Operating Activities:
Net (loss) income	$(12,754)	$35,613	$101,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	88,411	91,333	96,310
Non-cash lease expense	212,595	—	—
Loss on disposal and impairment of long-lived assets, net	2,343	13,628	7,042
Deferred tax benefit	(3,326)	(2,100)	(2,070)
Share-based compensation	7,145	19,783	20,677
Deferred rent and lease credits	—	(19,527)	(19,692)
Changes in assets and liabilities:
Inventories	(11,519)	(2,316)	(1,363)
Prepaid expenses and other assets	(11,302)	1,250	(4,895)
Accounts payable	(9,525)	25,097	1,950
Accrued and other liabilities	(603)	(4,687)	(32,086)
Lease liability	(228,121)	—	—
Net cash provided by operating activities	33,344	158,074	166,873
Cash Flows from Investing Activities:
Purchases of marketable securities	(49,663)	(38,693)	(39,794)
Proceeds from sale of marketable securities	47,955	37,007	30,045
Purchases of property and equipment	(33,939)	(54,187)	(48,530)
Net cash used in investing activities	(35,647)	(55,873)	(58,279)
Cash Flows from Financing Activities:
Proceeds from borrowings	—	61,250	—
Payments on borrowings	(15,000)	(72,500)	(16,250)
Proceeds from issuance of common stock	1,143	1,548	2,127
Dividends paid	(41,179)	(43,208)	(42,516)
Repurchase of common stock	—	(81,052)	(27,398)
Payments of tax withholdings related to share-based awards	(2,550)	(3,715)	(6,740)
Net cash used in financing activities	(57,586)	(137,677)	(90,777)
Effects of exchange rate changes on cash and cash equivalents	(267)	(467)	119
Net (decrease) increase in cash and cash equivalents	(60,156)	(35,943)	17,936
Cash and Cash Equivalents, Beginning of period	124,128	160,071	142,135
Cash and Cash Equivalents, End of period	$63,972	$124,128	$160,071

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,078	$3,272	$2,546
Cash (received) paid for income taxes, net	$(614)	$22,697	$49,758
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)

1.	BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business
The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us” and “our”). We operate as an omnichannel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates and complementary accessories. We currently sell our products through retail stores, catalogs and via our websites at www.chicos.com, www.chicosofftherack.com, www.whbm.com, www.soma.com and mytelltale.com. As of February 1, 2020, we had 1,341 stores located throughout the United States ("U.S."), Puerto Rico, the U.S. Virgin Islands and Canada, and sold merchandise through 70 international franchise locations in Mexico.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these consolidated financial statements are the fiscal years ended February 1, 2020 (“fiscal 2019” or “current period”), February 2, 2019 (“fiscal 2018” or “prior period”) and February 3, 2018 (“fiscal 2017”). Each of of these periods had 52 weeks, except for fiscal 2017, which consisted of 53 weeks.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Information
Our operating segments consist of our Chico's brand, our White House Black Market ("WHBM") brand and our Intimates Group, which includes our Soma and TellTale brands. Our three operating segments are aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the brands.
Adoption of New Accounting Pronouncements
Effective February 3, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-02, Leases, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company also adopted the package of practical expedients issued in subsequent ASUs related to ASU 2016-02. The original guidance required application on a modified retrospective basis with the earliest period presented. In August 2018, the FASB issued ASU 2018-11, Targeted Improvements, to Accounting Standard Codification ("ASC") 842, Leases ("ASC 842"), which included a provision to apply ASC 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use the initial application date as the effective date of ASC 842. Consequently, the comparative periods are presented in accordance with ASC 840, Leases, and are not restated in accordance with ASC 842. As a result of the adoption of ASC 842, on February 3, 2019, we recorded operating lease right of use ("ROU") assets of $764.1 million and lease liabilities of $845.7 million. On February 3, 2019, the Company recorded a cumulative effect adjustment of $1.3 million as a decrease to opening retained earnings upon adoption of ASC 842. The adoption of ASC 842 had an immaterial impact on the accompanying consolidated results of operations and statement of cash flows for fiscal 2019. Additional information and disclosures required by this new standard are contained in Note 8, Leases.
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
Inventories
We use the moving average cost method to determine the cost of merchandise inventories. We identify potentially excess and slow-moving inventories by evaluating inventory aging, turn rates and inventory levels in conjunction with our overall sales trend. Further, inventory realization exposure is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We record excess and slow-moving inventories at net realizable value and may liquidate certain slow-moving inventory through third parties. We estimate our expected shrinkage of inventories between physical inventory counts by using average store shrinkage experience rates, which are updated on a regular basis. Substantially all of our inventories consist of finished goods.
Costs associated with sourcing are generally capitalized while merchandising, distribution and product development costs are generally expensed as incurred and are included in the accompanying consolidated statements of (loss) income as a component of cost of goods sold ("COGS"). Approximately 19% of total purchases in fiscal 2019 and 2018 were made from one supplier. In fiscal 2019 and 2018, approximately 46% and 48% of our merchandise cost originated in China, respectively.
Capitalized Costs in Cloud Computing Arrangements
We capitalize implementation costs in cloud computing arrangement ("CCA") service contracts. Unamortized capitalized costs were $10.9 million as of February 1, 2020 and $1.1 million as of February 2, 2019. Accumulated amortization was $0.1 million as of February 1, 2020 and $0.0 million as of February 2, 2019. Expense related to capitalized CCA contracts was $0.1 million in fiscal 2019 and $0.0 million in fiscal 2018.
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
Operating Leases
Beginning on February 3, 2019, the Company accounts for leases pursuant ASC 842 as established by ASU 2016-02. We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, current lease liabilities and long-term lease liabilities in our condensed consolidated balance sheet. The Company does not have finance leases in the periods presented.
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
We lease retail stores and a limited amount of office space under operating leases. The majority of our lease agreements provide for tenant improvement allowances, rent escalation clauses and/or contingent rent provisions. Tenant improvement allowances are amortized as a reduction of rent expense over the term of the lease and are recorded as a deferred lease credit within deferred liabilities in fiscal 2018 and recorded within ROU in fiscal 2019 upon adoption of ASC 842. Rent escalation clauses, “rent-free” periods and other fixed rental expenses are amortized on a straight-line basis over the term of the leases, including the construction period. Variable rental expenses are recognized as incurred.
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
We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we calculate the estimated fair value of the reporting unit. Fair value is determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and EBITDA multiples of similar companies and/or transactions, or other available indications of value.
For fiscal 2017, we performed a qualitative assessment of the goodwill associated with the Chico's and WHBM reporting units and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment dates. Had the Company elected to bypass the qualitative assessment, or if the results of the qualitative assessment indicated that it was more likely than not that the fair value of a reporting unit was less than its carrying amount, a two-step impairment test would have been performed. The first step of the impairment test compares the fair value of our reporting units with their carrying amounts, including goodwill. If the carrying amount exceeds fair value, then the second step of the impairment test is performed to measure the amount of any impairment loss.

In fiscal 2018, the Company adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the second step from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing will be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge will then be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill. For fiscal 2019 and 2018, we elected to bypass the qualitative assessment and perform impairment testing for each of our reporting units. The estimated fair value of each of our reporting units exceeded the respective carrying value and, as such, we concluded that the goodwill was not impaired.
We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible is less than its carrying amount. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the intangible is less than its carrying amount, we calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept, and compare the fair value to the carrying value to determine if the asset is impaired. We may elect to bypass the qualitative assessment when appropriate based on current circumstances. For fiscal 2017, we performed a qualitative assessment of the WHBM trade name and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment dates. For fiscal 2019 and 2018, we elected to bypass the qualitative assessment and perform impairment testing on the WHBM trade name. The estimated fair value of the WHBM trade name exceeded the respective carrying value and, as such, we concluded the WHBM trade name was not impaired.
Accounting for the Impairment of Long-lived Assets
Long-lived assets, including definite-lived intangibles, are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired. The Company uses market participant rents to calculate the fair value of right of use assets ("ROU") and discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level.
In fiscal 2019, 2018 and 2017, we completed an evaluation of our long-lived assets at certain underperforming stores for indicators of impairment and, as a result, recorded pre-tax impairment charges of approximately $1.3 million, $13.3 million and $6.0 million, respectively, which are primarily included in COGS in the accompanying consolidated statements of (loss) income. Pre-tax impairment charges of long-lived assets in fiscal 2018 included $9.4 million in connection with our retail fleet optimization plan as further discussed in Note 3, Retail Fleet Optimization Plan, and in fiscal 2017, included $2.9 million resulting from hurricanes Harvey, Irma and Maria.

In fiscal 2018, the Company adopted ASU 2018-05, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, under which entities are able to capitalize implementation costs in a cloud computing arrangement service contract. In fiscal 2019, we completed an evaluation of capitalized implementation costs in our cloud computing arrangements for indicators of impairment and, as a result, recorded pre-tax impairment charges of approximately $2.0 million, which is included in selling, general and administrative expenses ("SG&A") in the accompanying consolidated statements of (loss) income.
In fiscal 2019, the Company adopted ASC 842, which requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. As a result, operating lease assets became subject to the same impairment guidance applied to other long-lived assets. On February 3, 2019, the Company recorded a transition day fair value impairment on our ROU asset of $1.3 million, after-tax, as a decrease to opening retained earnings upon adoption of this accounting standard.
Revenue Recognition
Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and employee discounts. For sales from our websites and catalogs, in fiscal 2019 and 2018, revenue is recognized at the point of shipment whereas in fiscal 2017, revenue was recognized at the time we estimated the customer received the product, which was typically within a few days of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in COGS in the accompanying consolidated statements of (loss) income.
We sell gift cards in stores, on our Company-operated e-commerce websites and through third parties. Our gift cards do not have expiration dates. We account for gift cards by recognizing a liability at the time the gift card is sold. The liability is relieved and revenue is recognized, net of third-party sales commissions, for gift cards upon redemption. In addition, we recognize revenue for the amount of gift cards expected to go unredeemed (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We determine the gift card breakage rate based on our historical redemption patterns. We recognize revenue on the remaining unredeemed gift cards based on determining that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions.
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
Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from net sales.
Advertising Costs
For fiscal 2019, 2018 and 2017, advertising costs associated with the production of non-media advertising are charged to expense as incurred. For fiscal 2019 and 2018, media production costs (such as television, magazine and catalogs) are expensed when the advertising first takes place whereas in 2017, these expenses were amortized over their expected period of future benefit, which was typically less than six weeks. For fiscal 2019, 2018 and 2017, advertising expense was approximately $103.3 million, $102.5 million and $94.5 million, respectively, and is included within SG&A in the accompanying consolidated statements of (loss) income.
Treasury Stock
Treasury stock is accounted for at cost. These shares are not retired and are excluded from the calculation of earnings per share.

Share-Based Compensation
Share-based compensation for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. The fair value of restricted stock awards and performance-based awards, except for the grants of special performance-based restricted stock units ("PSUs") made in August and October 2019 as further discussed in Note 13, Share-Based Compensation Plans and Capital Stock Transactions, is determined by using the closing price of the Company’s common stock on the date of the grant. A Monte Carlo simulation under the option pricing framework was used to determine the grant-date fair value of the special PSU grants made in August and October 2019. Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest, depending on the level and likelihood of the performance condition being met.
Shipping and Handling Costs
Shipping and handling costs to transport goods to customers amounted to $62.8 million, $58.5 million and $40.5 million in fiscal 2019, 2018 and 2017, respectively, and are included within COGS in the accompanying consolidated statements of (loss) income.

Store Occupancy and Pre-Opening Costs
Store occupancy and pre-opening costs (including store-related costs and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included within cost of sales in the accompanying consolidated statements of (loss) income.
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
Foreign Currency
The functional currency of our foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the current exchange rate in effect as of the date of the transaction. The resulting translation adjustments are recorded as a component of comprehensive income in the consolidated statements of comprehensive (loss) income. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of (loss) income.
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The amendments related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. An entity is permitted to early adopt any removed or modified disclosures upon issuance of ASU 2018-13 and delay adoption of the additional disclosures until their effective date. We do not anticipate adoption to have a material impact on the Company's consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The update and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The guidance is to be applied using the modified-retrospective approach. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. We are currently evaluating the impact the adoption will have on our consolidated financial statements by assessing the impact of historical collection rates of receivables as well as the credit ratings of the payees and reviewing the materiality of unrealized losses within our available for sale debt securities.
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company’s adoption of ASU 2019-12 will not have a material impact on the Company’s consolidated results of operations and financial position. The Company is currently evaluating the impact that the adoption of the provisions of this ASU will have on its consolidated financial statements.

2.	REVENUE RECOGNITION:

Disaggregated Revenue
The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale income, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Fiscal 2019%		Fiscal 2018%		Fiscal 2017%

	(in thousands)
Chico’s	$1,045,221	51.3%	$1,098,707	51.6%	$1,187,603	52.0%
WHBM	627,315	30.8	694,804	32.6	750,912	32.9
Soma (1)	365,339	17.9	337,629	15.8	343,864	15.1
Total net sales	$2,037,875	100.0%	$2,131,140	100.0%	$2,282,379	100.0%

(1) Includes TellTale net sales, which is not a significant component of Soma revenue.

Contract Liability
Contract liabilities on the accompanying consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of February 1, 2020 and February 2, 2019, contract liabilities primarily consisted of gift cards of $40.1 million and $42.6 million, respectively. For fiscal 2019, the Company recognized $25.3 million of revenue that was previously included in the gift card contract liability as of February 2, 2019. For fiscal 2018, the Company recognized $28.7 million of revenue that was previously included in the gift card contract liability as of February 3, 2018. The contract liability for our loyalty program was not material as of February 1, 2020 or February 2, 2019.
Performance Obligation
For fiscal 2019, revenue recognized from performance obligations to customers related to prior periods was not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.

3.	RETAIL FLEET OPTIMIZATION PLAN:
In the fourth quarter of fiscal 2018, the Company announced a three-year retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. This initiative is part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs, and improve our profitability and return on invested capital. In fiscal 2019, the Company recorded pre-tax accelerated depreciation charges within COGS of $11.1 million associated with this retail fleet optimization plan. In fiscal 2018, the Company recorded pre-tax accelerated depreciation and impairment charges within COGS of $1.3 million and $9.4 million, respectively.
A summary of the retail fleet optimization charges is presented in the table below:

	Fiscal 2019	Fiscal 2018

	(in thousands)
Accelerated Depreciation (1) (2)	$11,084	$1,268
Impairment (1)	—	9,434
Retail Fleet Optimization charges, pre-tax	$11,084	$10,702
(1) Adjustments for accelerated depreciation and impairment charges reflect the impact of incremental store closures included in the Company’s retail fleet optimization plan.
(2) Reflects the impact of accelerated depreciation on property and equipment due to the change in the useful life of store assets for store closures added as a result of the Company’s retail fleet optimization plan.

4.	MARKETABLE SECURITIES:
Marketable securities are classified as available-for-sale and generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities. At February 1, 2020, we had $34.0 million of securities with maturity dates within one year or less and $29.9 million with maturity dates over one year and less than two years. As of February 1, 2020, marketable securities consisted of corporate bonds and commercial paper which exceed their amortized cost bases and are not other-than-temporarily impaired.

The following tables summarize our investments in marketable securities at February 1, 2020 and February 2, 2019:

	February 1, 2020

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$63,700	$196	$(3)	$63,893

	February 2, 2019

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$62,048	$38	$(99)	$61,987

5.	FAIR VALUE MEASUREMENTS:
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
From time to time, we measure certain other assets, net at fair value on a non-recurring basis. This includes the evaluation of long-lived assets, goodwill and other intangible assets for impairment using Company-specific assumptions which would fall within Level 3 of the fair value hierarchy.
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

To assess the fair value of goodwill, we utilize both an income approach and a market approach. Inputs used to calculate the fair value based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include identifying sales and EBITDA multiples based on guidelines for similar publicly traded companies and recent transactions when relevant comparable transactions exist.
To assess the fair value of trade names, we utilize a relief from royalty approach. Inputs used to calculate the fair value of the trade names primarily include future sales projections, discounted at a rate that approximates the cost of capital of a market participant and an estimated royalty rate.
The carrying value of goodwill for the Chico's and WHBM reporting units and WHBM trade name as of both February 1, 2020 and February 2, 2019 was $36.4 million, $60.4 million and $34.0 million, respectively. No impairment charges were recognized in fiscal 2019 and fiscal 2018. If profitability trends do not improve as projected for our Chico's and WHBM reporting units, or if market conditions continue to deteriorate, it is possible that a future interim test may result in an impairment of these assets.
In fiscal 2019 and fiscal 2018, the outstanding debt of $42.5 million and $57.5 million, respectively, under our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance.
During fiscal 2019, we did not make any transfers between Level 1 and Level 2 financial assets. Furthermore, during fiscal 2019 and fiscal 2018, we did not have any Level 3 financial assets measured on a recurring basis. We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using
	Balance as of February 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$621	$621	$—	$—
Marketable securities:
Corporate bonds	62,645	—	62,645	—
Commercial paper	1,248	—	1,248	—
Noncurrent Assets
Deferred compensation plan	7,464	7,464	—	—
Total	$71,978	$8,085	$63,893	$—

		Fair Value Measurements at Reporting Date Using
	Balance as of February 2, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$711	$711	$—	$—
Marketable securities:
Corporate bonds	60,281	—	60,281	—
Commercial paper	1,706	—	1,706	—
Noncurrent Assets
Deferred compensation plan	6,644	6,644	—	—
Total	$69,342	$7,355	$61,987	$—

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets consisted of the following:

	February 1, 2020	February 2, 2019

	(in thousands)
Prepaid expenses	$23,022	$37,559
Accounts receivable	19,452	21,394
Other current assets	5,726	4,892
Prepaid expenses and other current assets	$48,200	$63,845

7.	PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following:

	February 1, 2020	February 2, 2019

	(in thousands)
Land and land improvements	$30,626	$30,620
Building and building improvements	126,395	125,868
Equipment, furniture and fixtures	653,870	650,391
Leasehold improvements	478,034	496,972
Total property and equipment	1,288,925	1,303,851
Less: accumulated depreciation and amortization	(973,543)	(932,919)
Property and equipment, net	$315,382	$370,932

Total depreciation expense for fiscal 2019, 2018 and 2017 was $88.0 million, $91.2 million and $96.2 million, respectively. Depreciation expense in fiscal 2019 and 2018 included $11.1 million and $1.3 million of accelerated depreciation, respectively, in connection with our retail fleet optimization plan as further discussed in Note 3, Retail Fleet Optimization Plan.

8.	LEASES:
We lease retail stores, a limited amount of office space and certain office equipment under operating leases expiring in various years through the fiscal year ending 2030. All of our leases have been classified as operating leases and are recognized and measured as such.
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
Operating lease expense was as follows:

	Fiscal 2019 (1)	Fiscal 2018	Fiscal 2017

	(in thousands)
Operating lease cost	$250,767	$261,285	$263,654
(1) Includes approximately $22.6 million in variable lease costs for fiscal 2019.

Supplemental balance sheet information related to operating leases was as follows:

Fiscal 2019

(in thousands)
Right of Use Assets	$648,397

Current lease liabilities	$157,043
Long-term lease liabilities	555,922
Total operating lease liabilities	$712,965

Weighted Average Remaining Lease Term (years)	4.8

Weighted Average Discount Rate (1)	5.6%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease, weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

Fiscal 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$228,121
Right of use assets obtained in exchange for lease obligations, non-cash	51,204

Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of variable common area maintenance charges and/or contingent rental payments based on sales) as of February 1, 2020, are approximately as follows:

FISCAL YEAR ENDING:
(in thousands)
January 30, 2021	$194,655
January 29, 2022	189,148
January 28, 2023	151,548
February 3, 2024	104,366
February 1, 2025	75,409
Thereafter	103,670
Total future minimum lease payments	$818,796
Less imputed interest	(105,831)
Total	$712,965
Certain leases provide that we may cancel the lease if our retail sales at that location fall below an established level. A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically met or exercised a significant number of these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2019, 2018 and 2017, total rent expense under operating leases was approximately $250.8 million, $261.3 million and $263.7 million, respectively, including common area maintenance charges of approximately $45.7 million, $48.0 million and $47.9 million, respectively, other rental charges of approximately $38.4 million, $40.9 million and $40.3 million, respectively, and contingent rental expense, based on sales, of approximately $4.9 million, $3.6 million and $4.3 million, respectively.

9.	OTHER CURRENT AND DEFERRED LIABILITIES:
Other current and deferred liabilities consisted of the following:

	February 1, 2020	February 2, 2019

	(in thousands)
Allowance for customer returns, gift cards and store credits outstanding	$56,150	$57,827
Accrued payroll, benefits, bonuses and severance costs and termination benefits	28,955	24,391
Current portion of deferred rent and lease credits (1)	—	19,397
Other	29,393	30,205
Other current and deferred liabilities	$114,498	$131,820

(1) In August 2018, the FASB issued ASU 2018-11, Targeted Improvements, to ASC 842, which included a provision to apply ASC 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use the initial application date as the effective date of ASC 842. Consequently, the comparative periods are presented in accordance with ASC 840, Leases, and are not restated in accordance with ASC 842.

10.	DEBT:
On August 2, 2018, the Company and certain of its domestic subsidiaries entered into a credit agreement (the “Agreement”) as borrowers and guarantors, with Wells Fargo Bank, National Association, as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the subsidiary guarantors and secured by a lien on certain assets of the Company and the subsidiary borrowers and guarantors, including inventory, accounts receivable, cash deposits, and certain insurance proceeds. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $200 million, maturing August 2, 2023. In addition, during the term of the Agreement, the Company may increase the commitments under the Agreement by up to an additional $100 million, subject to customary conditions, including obtaining the agreements from the lenders to provide such commitment increase. The interest rate applicable to the loans under the Agreement will be equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, in each case, depending on availability under the Agreement. The Company expects borrowings to be at LIBOR, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of February 1, 2020, our outstanding debt consisted of $42.5 million in borrowings under the Agreement, resulting in $157.5 million available for borrowings under the revolving loan and letter of credit facility. As of February 1, 2020, deferred financing costs of $0.4 million was outstanding related to the Agreement, and is presented in other current assets in the accompanying consolidated balance sheet.
The following table provides details on our debt outstanding as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019

	(in thousands)
Credit Agreement	$42,500	$57,500

There are no debt payments due through fiscal year 2022 and $42.5 million is due in fiscal 2023.

11.	OTHER NONCURRENT AND DEFERRED LIABILITIES:
Other Noncurrent and Deferred liabilities consisted of the following:

	February 1, 2020	February 2, 2019

	(in thousands)
Deferred rent (1)	$—	$46,228
Deferred lease credits, net (1)	—	50,336
Other noncurrent and deferred liabilities	8,188	10,570
Noncurrent and deferred liabilities	8,188	107,134
Less: current portion of deferred rent and lease credits (1)	—	(18,025)
Other noncurrent and deferred liabilities	$8,188	$89,109

(1) In August 2018, the FASB issued ASU 2018-11, Targeted Improvements, to ASC 842, which included a provision to apply ASC 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use the initial application date as the effective date of ASC 842. Consequently, the comparative periods are presented in accordance with ASC 840, Leases, and are not restated in accordance with ASC 842.
Deferred rent represents the difference between operating lease obligations currently due and operating lease expense, which is recorded on a straight-line basis over the appropriate respective terms of the leases. In fiscal 2019, deferred rent is presented within right of use assets.
Deferred lease credits represent construction allowances received from landlords and are amortized as a reduction of rent expense over the appropriate respective terms of the related leases. In fiscal 2019, deferred lease credits are presented within right of use assets.

12.	COMMITMENTS AND CONTINGENCIES:
Leases
Information regarding our lease commitments and contingencies, including total rent expense under operating leases and minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses and exclusive of variable common area maintenance charges and/or contingent rental payments based on sales), as of February 1, 2020, is incorporated by reference from Note 8, Leases.
Open Purchase Orders
At February 1, 2020 and February 2, 2019, we had approximately $325.6 million and $321.8 million, respectively, of open purchase orders for inventory, in the normal course of business.
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
On July 12, 2018, the plaintiff and WHBM notified the Eleventh Circuit that the plaintiff and WHBM had reached a class settlement on all claims and therefore voluntarily dismissed WHBM's appeal to the Eleventh Circuit. On August 2, 2018, the District Court reopened the case for purposes of reviewing/approving the proposed settlement. On October 22, 2018, the plaintiff filed the settlement papers with the District Court, along with a motion to stay the District Court's consideration of the settlement pending the Eleventh Circuit's final disposition of Muransky v. Godiva Chocolatier, Inc., in which the Eleventh Circuit held, in an opinion issued October 3, 2018 and supplemented on April 22, 2019, that the display of the first six and last four digits of a credit or debit card number on a customer's receipt given at the point of sale establishes a "concrete injury" sufficient to confer Article III standing, enabling the customer to maintain a lawsuit. The District Court granted the motion to stay on November 15, 2018. A petition for rehearing on the October 2018 opinion was filed in the Muransky case on October 24, 2018. In October 2019, the Eleventh Circuit granted rehearing and, on February 25, 2020, heard oral argument in the en banc appeal. The Muransky opinion, if not altered on the petition for rehearing, would bind the District Court in the Altman case and likely establish that the plaintiff has standing to maintain her lawsuit against WHBM. In such event, the stay will be lifted and the proposed settlement will be reviewed by the District Court. If the Eleventh Circuit holds that there is not standing in the Muransky case, the parties have agreed to submit the proposed settlement to the Superior Court for Cobb County, Georgia for approval. The proposed settlement would not have a material adverse effect on the Company's consolidated financial condition or results of operations.
However, no assurance can be given that the proposed settlement will be approved. If the proposed settlement is rejected and the case were to proceed as a class action and WHBM were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
In May 2019, the Company was named as a defendant in Fisher v. Chico's FAS, Inc., a putative class action filed in the United States District Court for the Southern District of California. The complaint alleges that the Company advertised fictitious prices and corresponding phantom discounts on its made-for-outlet products in its Chico's outlets in violation of California's Unfair Competition Laws, California's False Advertising Laws and the California Consumer Legal Remedies Act. The plaintiff seeks disgorgement of the Company's profits and alleged unjust enrichment resulting from such advertising practices, injunctive relief, a corrective advertising campaign, as well as attorneys' fees and costs. The Company was served on May 10, 2019. On October 22, 2019, the parties attended a mediation, where they discussed potential settlement terms, subject, to among other things, agreement upon final terms, the execution of definitive documentation and court approval. The settlement agreement terms have been finalized and the settlement agreement will be signed by both parties in the coming weeks, and Plaintiff will move for preliminary approval. The terms of the settlement are not material to our annual consolidated financial statements.
Pursuant to the settlement agreement, Plaintiff voluntarily dismissed the case from federal court on March 5, 2020, and re-filed the complaint in San Diego County Superior Court. There can be no assurances that the settlement agreement will be approved. If the matter were instead to proceed as a class action and the Company were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company's consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to other matters as of February 1, 2020 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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
We have historically issued restricted stock, including non-vested restricted stock, performance-based stock units and stock options. Shares of non-vested restricted stock have the same voting rights as common stock, are entitled to receive dividends and other distributions thereon, and are considered to be currently issued and outstanding. The Company's performance-based stock units are subject to vesting conditions, including meeting specified annual Company performance objectives. Under the annual PSU grants in March 2019, each performance based award recipient could vest 0% to 175% of the target shares granted contingent on the achievement of the Company's financial performance metrics, whereas each performance based award recipient could vest 0% to 150% of the target shares granted under the special PSU grants in August and October 2019. Performance-based stock units are entitled to dividend equivalents only to the extent the specific performance goals are met and are entitled to voting rights only upon the issuance of shares after meeting these specific performance goals. Generally, share-based awards vest evenly over three years or cliff-vest after a three-year period; stock options generally have a 10-year term. As of February 1, 2020, approximately 0.2 million nonqualified stock options are outstanding under a predecessor plan and approximately 4.8 million shares remain available for future grants of share-based awards assuming all awards will vest 100% of the target shares granted.
Share-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. We estimate the expected forfeiture rate for all share-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the share-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. Total compensation expense related to share-based awards in fiscal 2019, 2018 and 2017 was $7.1 million, $19.8 million and $20.7 million, respectively. The total tax benefit associated with share-based compensation for fiscal 2019, 2018 and 2017 was $1.8 million, $5.0 million and $7.6 million, respectively.
Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant, except for a restricted stock award granted to our Chief Executive Officer ("CEO") in fiscal 2019, which vests over a four-year period from the date of grant and is described further in the Company’s Current Report on Form 8-K/A filed with the SEC on August 20, 2019.
Restricted stock activity for fiscal 2019 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,715,466	$10.92
Granted	3,563,105	4.22
Vested	(1,266,059)	11.28
Forfeited	(1,832,496)	7.11
Unvested, end of period	3,180,016	5.47

Total fair value of shares of restricted stock that vested during fiscal 2019, 2018 and 2017 was $6.7 million, $10.6 million and $15.6 million, respectively. The weighted average grant date fair value of restricted stock granted during fiscal 2019, 2018 and 2017 was $4.22, $9.68 and $13.23, respectively. As of February 1, 2020, there was $10.0 million of unrecognized share-based compensation expense related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average remaining period of approximately 2.1 years.

Performance-based Stock Units
For fiscal 2019, we granted PSUs contingent upon the achievement of Company-specific performance goals. The annual PSU grants in March 2019 have a performance period of the three fiscal years 2019 through 2021. Special PSU grants in August and October 2019 have a performance period of part of fiscal year 2019 through the end of fiscal year 2021. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant for the March 2019 grants and in March 2022 for the August and October 2019 grants and will be settled in shares of our common stock. All PSUs granted during fiscal 2019 were granted under our Amended Omnibus Plan, except for one PSU award granted as an inducement award as permitted under New York Stock Exchange ("NYSE") Rule 303A.08. The inducement award was granted to our CEO outside of the Amended Omnibus Plan and is described further in the Company’s Current Report on Form 8-K/A filed with the SEC on August 20, 2019.
Performance-based stock unit activity for fiscal 2019 was as follows:

	Number of Units/Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	1,067,338	$11.40
Granted	2,740,650	2.87
Vested	(244,628)	13.19
Forfeited	(1,521,222)	7.26
Unvested, end of period	2,042,138	2.48

Total fair value of performance-based stock units that vested during fiscal 2019, 2018 and 2017 was $1.4 million, $1.9 million and $4.2 million, respectively. There was $3.0 million of unrecognized share-based compensation expense related to performance-based stock units expected to vest as of February 1, 2020. That cost is expected to be recognized over a weighted average period of approximately 2.1 years.
Stock Option Awards
We used the Black-Scholes option-pricing model to value our stock options. No stock options have been issued since fiscal 2011 and all have been fully vested since fiscal 2014. Using this option-pricing model, the fair value of each stock option award was estimated on the date of grant. The fair value of the stock option awards, which are subject to pro-rata vesting generally over three years, was expensed on a straight-line basis over the vesting period of the stock options. For fiscal 2019, 2018 and 2017, we did not grant any stock options.
Stock option activity for fiscal 2019 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding, beginning of period	214,277	$13.54
Granted	—	—
Exercised	—	—
Forfeited or expired	(45,942)	13.98
Outstanding, end of period	168,335	13.42	0.9	$—
Vested at February 1, 2020	168,335	13.42	0.9	—
Exercisable at February 1, 2020	168,355	13.42	0.9	—

Employee Stock Purchase Plan
We sponsor an employee stock purchase plan (“ESPP”) under which substantially all full-time employees are given the right to purchase shares of our common stock during each of the two specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2019, 2018 and

2017, approximately 354,000, 175,000 and 232,000 shares, respectively, were purchased under the ESPP. Cash received from purchases under the ESPP for fiscal 2019 was $1.1 million.
Share Repurchase Program
In fiscal 2018, we repurchased 12.2 million shares at a total cost of $81.1 million under the Company's $300 million share repurchase program announced in November 2015. We did not repurchase any of the Company's common stock during fiscal 2019. As of February 1, 2020, $55.2 million remains under the share repurchase program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

14.	RETIREMENT PLANS:
We have a 401(k) defined contribution employee retirement benefit plan (the “Plan”) covering all employees upon the completion of six months of service and 500 hours worked. Participants must meet a minimum age requirement of 21. Under the Plan, employees may contribute up to 75 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. Employees’ rights to Company contributions vest fully upon completing five years of service, with incremental vesting starting in service year two. For fiscal 2019, 2018 and 2017, our costs under the Plan were approximately $3.5 million, $3.3 million and $3.3 million, respectively.
We have also adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) to provide supplemental retirement income benefits for highly compensated employees. Eligible participants may elect to defer up to 80 percent of their base salary and 100 percent of their bonus earned under an approved bonus plan pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death, disability, termination of employment or a defined period of years. The Company matches employee contributions on 50% of the first 2.5% of base salary deferrals. The amount of the deferred compensation liability payable to the participants is included in other noncurrent and deferred liabilities in the consolidated balance sheets. These obligations are funded through the purchase of corporate owned life insurance (COLI), cash and other securities held within a grantor trust established by the Company to hold assets for the payment of benefits under the Deferred Plan to participants. The trust assets are reflected in other assets, net in the accompanying consolidated balance sheets.

15.	INCOME TAXES:
The income tax provision consisted of the following:

	Fiscal 2019	Fiscal 2018	Fiscal 2017

	(in thousands)
Current:
Federal	$4,593	$5,903	$39,376
State	(261)	3,378	4,877
Foreign	315	282	266
Total	4,647	9,563	44,519
Deferred:
Federal	(4,392)	(1,949)	(3,669)
State	545	86	1,750
Total	(3,847)	(1,863)	(1,919)
Income tax provision	$800	$7,700	$42,600

The foreign component of pre-tax income (loss), arising principally from operating foreign stores and other management and cost sharing charges we are required to allocate under U.S. tax law, for fiscal 2019, 2018 and 2017 was $(1.6) million, $(1.7) million and $0.1 million, respectively.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018. As a result, the Company’s fiscal 2019 and 2018 federal tax rate was 21% and blended federal tax rate for fiscal 2017 was 33.8%.
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
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. There were no significant undistributed foreign earnings at February 1, 2020, February 2, 2019 and February 3, 2018.
The Company completed its accounting for the income tax effects of the Tax Act in December 2018.
A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2019 (1)	Fiscal 2018	Fiscal 2017
Federal income tax rate (blended rate for fiscal 2017 due to the Tax Act)	21.0%	21.0%	33.8%
State income tax, net of federal tax benefit	(1.4)	5.7	3.2
Impact of the Tax Act	—	(11.2)	(5.6)
Excess share-based compensation	(19.3)	3.2	0.9
Provision-to-tax return adjustments	(8.9)	—	(0.6)
Valuation allowance on charitable carryover expirations	(4.9)	—	—
Enhanced charitable contribution	—	(3.0)	(1.1)
Executive compensation limitations	(3.8)	2.1	0.7
Foreign losses with full valuation allowance	(3.8)	1.1	0.1
Federal tax credits	6.0	(1.1)	(1.2)
Changes in uncertain tax positions	4.2	(0.1)	(0.5)
Other items, net	4.2	0.1	—
Total	(6.7)%	17.8%	29.7%

(1) Given the low level of pre-tax income in absolute dollars in fiscal 2019, effective tax rate reconciling items that may have been considered de minimis in prior years in terms of absolute dollars and on a percentage basis are amplified on a percentage basis in the current year even though the absolute dollar value of the reconciling items are similar to prior year. As such, comparability of information disclosed for fiscal 2019 in comparison to fiscal 2018 and fiscal 2017 may be difficult as a result of the amplifying effect of the lower level of pre-tax income.

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019

	(in thousands)
Deferred tax assets:
Operating lease liabilities	$192,392	$—
Accrued liabilities and allowances	15,335	10,984
Accrued straight-line rent	—	12,302
Share-based compensation	3,557	5,936
Property related	379	1,881
Charitable contribution limitation carryforwards	1,400	4,400
Tax credits and net operating loss carryforwards	6,227	5,337
Other	1,909	2,681
Total deferred tax assets	221,199	43,521
Valuation allowance	(2,162)	(1,111)
Net deferred tax assets	219,037	42,410

Deferred tax liabilities:
Operating lease assets	(169,900)	—
Inventories	(2,785)	—
Prepaid and other expenses	(1,603)	(1,760)
Property related	(26,628)	(26,733)
Other intangible assets	(17,827)	(17,416)
Total deferred tax liabilities	(218,743)	(45,909)
Net deferred taxes	$294	$(3,499)

As of February 1, 2020, the Company had deferred tax assets for state and local net operating losses and tax credit carryovers in the amounts of $18.0 million and $5.1 million, respectively, on a gross basis that could be utilized to reduce future years' tax liabilities. The net operating losses and tax credit carryovers expire, if unused, in the years 2020 - 2039 and 2020 - 2028, respectively. As of February 1, 2020, the Company had deferred tax assets related to foreign net operating loss carryforwards in the amount of $5.4 million on a gross basis. The foreign carryforwards will begin to expire, if unused, in 2022. Some foreign net operating losses have an indefinite carryforward.
The Company believes it is more likely than not that the net operating losses and credit carryforwards will reduce future years’ tax liabilities in various states. The Company has recorded valuation allowances against all foreign net operating loss carryforwards as the Company does not believe it is more likely than not that the foreign net operating losses will be utilized. Valuation allowances have also been provided on certain deferred tax assets for charitable contributions with limitations and other foreign deferred tax assets. No other valuation allowances have been provided for deferred tax assets because management believes that it is more likely than not that the full amount of the net deferred tax assets will be realized in the future. While the Company does not expect material adjustments to the total amount of valuation allowances within the next twelve months, changes in assumptions may occur based on the information then currently available. In such case, the Company will record an adjustment in the period in which a determination is made.
Accumulated other comprehensive loss is shown net of deferred tax assets and deferred tax liabilities. The amount was not significant at February 1, 2020 or February 2, 2019.

A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2019, fiscal 2018 and fiscal 2017 is as follows:

	Fiscal 2019	Fiscal 2018	Fiscal 2017

	(in thousands)
Balance at beginning of year	$1,505	$1,522	$5,158
Additions for tax positions of prior years	82	117	—
Reductions for tax positions of prior years	(45)	(24)	(105)
(Reductions) additions for tax positions for the current year	—	87	289
Settlements/payments with tax authorities	(538)	(197)	(3,667)
Reductions due to lapse of applicable statutes of limitation	(257)	—	(153)
Balance at end of year	$747	$1,505	$1,522

At February 1, 2020, February 2, 2019 and February 3, 2018, balances included $0.6 million, $1.2 million and $1.2 million respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. We do not expect any events to occur that would cause a change to our unrecognized tax benefits or income tax expense within the next twelve months.
Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. We accrued $0.1 million for interest and penalties for each of the fiscal years 2019, 2018 and 2017. We had approximately $0.1 million, $0.3 million and $0.3 million, respectively, for the payment of interest and penalties accrued at February 1, 2020, February 2, 2019 and February 3, 2018, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.

In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching an agreement as to the proper reporting treatment when the federal return is filed. Previous years through fiscal 2017 have been accepted. Fiscal 2018 is in the post-filing review process.
We are no longer subject to state and local examinations for years before fiscal 2011. Various state and foreign examinations are currently underway for fiscal periods spanning from 2013 through 2018; however, we do not expect any significant change to our uncertain tax positions within the next year.

16.	NET (LOSS) INCOME PER SHARE:
The following table sets forth the computation of basic and diluted net (loss) income per share shown on the face of the accompanying consolidated statements of (loss) income (in thousands, except per share amounts):

	February 1, 2020	February 2, 2019	February 3, 2018

Numerator
Net (loss) income	$(12,754)	$35,613	$101,000
Net (loss) income and dividends declared allocated to participating securities	—	(879)	(2,300)
Net (loss) income available to common shareholders	$(12,754)	$34,734	$98,700
Denominator
Weighted average common shares outstanding – basic	114,859	122,662	125,341
Dilutive effect of non-participating securities	—	67	62
Weighted average common and common equivalent shares outstanding – diluted	114,859	122,729	125,403
Net (loss) income per common share:
Basic	$(0.11)	$0.28	$0.79
Diluted	$(0.11)	$0.28	$0.79

In fiscal 2019, 2018 and 2017, 0.3 million, 0.7 million and 0.7 million of potential shares of common stock were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	Net Sales	Gross Margin	Net Income (Loss)	Net Income (Loss) Per Common Share - Basic	Net Income (Loss) Per Common and Common Equivalent Share - Diluted

	(dollars in thousands, except per share amounts)
Fiscal year ended February 1, 2020:
First quarter (1)	$517,728	$190,831	$2,025	$0.02	$0.02
Second quarter (1)	508,356	168,622	(2,309)	(0.02)	(0.02)
Third quarter (2)	484,706	171,038	(8,123)	(0.07)	(0.07)
Fourth quarter (1)	527,085	171,387	(4,347)	(0.04)	(0.04)
Fiscal year ended February 2, 2019:
First quarter	$561,815	$226,868	$29,004	$0.23	$0.23
Second quarter	544,720	196,867	16,768	0.13	0.13
Third quarter (3)	499,877	180,978	6,481	0.05	0.05
Fourth quarter (4)	524,728	158,701	(16,640)	(0.14)	(0.14)

(1) Results for the first quarter, second quarter and fourth quarter of fiscal 2019 include the unfavorable impact of accelerated depreciation charges of $3.6 million, $2.2 million, $0.8 million, after-tax, respectively, related to our retail fleet optimization plan.
(2) Results for the third quarter of fiscal 2019 include the unfavorable impact of accelerated depreciation charges of $1.5 million, after-tax, related to our retail fleet optimization plan and the impact of severance and other related net charges of $2.1 million, after-tax, in connection with actions taken to reposition our organization structure.
(3) Results for the third quarter of fiscal 2018 include the favorable tax benefit of $5.0 million related to the Tax Act.
(4) Results for the fourth quarter of fiscal 2018 include the unfavorable impact of impairment and accelerated depreciation charges of $8.1 million, after-tax, related to our retail fleet optimization plan.

18.	SUBSEQUENT EVENTS:
On February 27, 2020, we announced that our Board of Directors declared a quarterly dividend of $0.09 per share on our common stock. The dividend will be payable on March 30, 2020 to shareholders of record at the close of business on March 16, 2020. Although it is our Company’s intention to continue to pay a quarterly cash dividend in the future, any decision to pay future cash dividends will be made by the Board of Directors and will depend on future earnings, financial condition and other factors.
In recent days, the COVID-19 outbreak in the United States has resulted in reduced customer traffic and the temporary reduction of operating hours for our stores as well as temporary store closures where government mandated. These recent developments are expected to result in lower sales and gross margin than provided in our previous outlook.

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
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in providing reasonable assurance in timely alerting them to material information relating to us (including our consolidated subsidiaries) and that information required to be disclosed in our reports is recorded, processed, summarized and reported as required to be included in our periodic SEC filings.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of February 1, 2020 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of February 1, 2020.
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
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting as of February 1, 2020, which follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Chico’s FAS, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chico’s FAS, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of February 1, 2020 and February 2, 2019, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders' equity and cash flows for each of the three fiscal years in the period ended February 1, 2020, and the related notes and our report dated March 16, 2020 expressed an unqualified opinion thereon.
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
March 16, 2020

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers, directors and nominees for director, procedures by which security holders may recommend director nominees, the code of ethics, the audit committee, audit committee membership and our audit committee financial expert and Section 16(a) beneficial ownership reporting compliance in our 2020 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information about executive compensation and the Human Resources, Compensation and Benefits Committee report in our 2020 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information required by this item is included in our 2020 Annual Meeting proxy statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table shows information concerning our equity compensation plans as of February 1, 2020:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b) [3]	(c) [4]
Equity compensation plans approved by security holders [1]	2,391,337	$13.42	4,224,650
Equity compensation plans not approved by security holders [2]	1,050,000	—	—
Total	3,441,337	$13.42	4,224,650

1.
Consists of the Amended and Restated 2012 Omnibus Stock and Incentive Plan, the Amended and Restated 2002 Omnibus Stock and Incentive Plan, and the Second Amended and Restated 2002 Employee Stock Purchase Plan.

2.
On August 20, 2019, the Company granted to Bonnie Brooks an award of performance share units with a target of 700,000 units (100% payout) and a maximum of 1,050,000 units (150% payout), with each unit representing one share of the Company’s common stock (the “PSU Inducement Award”). The PSU Inducement Award is earned based on achievement of performance objectives relating to comparable sales improvement and the Company’s stock price during the performance period beginning with the third quarter of fiscal 2019 and ending on the last day of fiscal 2021. The PSU Inducement Award was granted outside of the Amended and Restated 2012 Omnibus Stock and Incentive Plan in connection with Ms. Brooks’ employment as President and CEO of the Company pursuant to Section 4(a)(2) of the Securities Act and the employment inducement award exemption in NYSE Rule 303A.08.

3.
The weighted average exercise price is calculated based solely on the outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding restricted stock, restricted stock units or performance stock units, which have no exercise price.

4.
Consists of (i) 4.0 million shares that were available for future issuance under the Amended and Restated 2012 Omnibus Stock and Incentive Plan as of February 1, 2020 and (ii) 0.2 million shares that were available for future issuance under the Second Amended and Restated 2002 Employee Stock Purchase Plan as of February 1, 2020, including shares subject to purchase during the current offering period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included in our 2020 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our 2020 Annual Meeting proxy statement and is incorporated herein by reference.

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

(3)	The following exhibits are filed as part of this report:

3.1	Amended and Restated By-laws of Chico’s FAS, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2016)

3.1.1	Amendment to Amended and Restated Bylaws of Chico’s FAS, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, as filed with the Commission on June 24, 2019)

3.2	Restated Articles of Incorporation of Chico’s FAS, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 10-Q, as filed with the Commission on November 27, 2019)

4.1	Description of the Company's Common Stock

10.1*	Amended and Restated 2002 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on July 2, 2008)

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

10.4*	Chico’s FAS, Inc. Second Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on August 24, 2011)

10.5*	Indemnification Agreement with David F. Walker (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 29, 2005)

10.6*	Indemnification Agreement with John J. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)

10.7*	Indemnification Agreement with Stephen E. Watson (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.8*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K, as filed with the Commission on April 24, 2002)

10.9*
Chico’s FAS, Inc. Deferred Compensation Plan (as Amended and Restated Effective January 1, 2019) (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K, as filed with the Commission on March 19, 2019)

10.10
Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K, as filed with the Commission on April 24, 2002)

10.11*	Indemnification Agreement with Janice L. Fields (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 7, 2013)

10.12*	Participation Agreement between the Company and Todd E. Vogensen (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on April 1, 2015)

10.13*	Chico’s FAS, Inc. Cash Bonus Incentive Plan (incorporated by reference to Appendix A to the Company’s definitive proxy statement, as filed with the Commission on May 8, 2015)

10.14*	Amendment No.1 to Second Amended and Restated 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.59 to the Company's Form 10-K, as filed with the Commission on March 8, 2016)

10.15*	Participation Agreement between the Company and Shelley Broader (incorporated by reference to Exhibit 10.61 to the Company's Form 10-K, as filed with the Commission on March 8, 2016)

10.16*	Indemnification Agreement with Bonnie R. Brooks (incorporated by reference to Exhibit 10.46 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.17*	Indemnification Agreement with William S. Simon (incorporated by reference to Exhibit 10.47 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.18*	Form of 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement (incorporated by reference to Exhibit 10.50 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.19*
Form of 2012 Omnibus Stock and Incentive Plan Performance Award Agreement for Restricted Stock Units (incorporated by reference to Exhibit 10.51 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.20*	Incentive Compensation Clawback Policy, effective April 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on May 25, 2017)

10.21*	Chico's FAS, Inc. Amended and Restated 2012 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company's Form 8-K as filed with the Commission on June 27, 2017)

10.22*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.23*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Employee Directors (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.24*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.25*
Amended and Restated Indemnification Agreement with Shelley G. Broader, dated June 19, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.26*
Amended and Restated Indemnification Agreement with Todd E. Vogensen, dated July 6, 2017 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.27*
Employment Letter Agreement between the Company and Mary van Praag, dated August 1, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2017)

10.28*
Restrictive Covenant Agreement between the Company and Mary van Praag, dated August 22, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2017)

10.29*	Indemnification Agreement with Deborah L. Kerr, dated November 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2017)

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

10.32*
Restrictive covenant agreement between the Company and David Pastrana, dated as of December 12, 2017 (incorporated by reference to Exhibit 10.46 to the Company's Form 10-K, as filed with the Commission on March 13, 2018)

10.33*
Credit Agreement among the Company, certain of its subsidiaries, Wells Fargo Bank, National Association and the Lenders parties thereto dated as of August 2, 2018 (incorporated by reference to Exhibit 10.49 to the Company's Form 8-K, as filed with the Commission on August 3, 2018)

10.34*	Indemnification agreement with Kim Roy, dated February 18, 2019 (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K, as filed with the Commission on March 19, 2019)

10.35*
Employment letter agreement between the Company and Ann Joyce, dated as of October 8, 2015 (incorporated by reference to Exhibit 10.47 to the Company's Form 10-Q, as filed with the Commission on June 11, 2019)

10.36*	Letter agreement, dated April 24, 2019, between the Company and Shelley G. Broader (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 24, 2019)

10.37*
Separation Agreement and Release between the Company and Shelley G. Broader, dated as of May 2, 2019 (incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q, as filed with the Commission on June 11, 2019)

10.38*
Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Bonnie R. Brooks, dated April 24, 2019 (incorporated by reference to Exhibit 10.51 to the Company's Form 10-Q, as filed with the Commission on June 11, 2019)

10.39*
Employment Inducement Performance Award Agreement for Performance Share Units between Chico’s FAS, Inc. and Bonnie R. Brooks, dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

10.40*
Performance Award Agreement for Performance Share Units between Chico’s FAS, Inc. and Bonnie R. Brooks under the Amended and Restated 2012 Omnibus Stock and Incentive Plan, dated August 20, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

10.41*
Restricted Stock Award Agreement between Chico’s FAS, Inc. and Bonnie R. Brooks under the Amended and Restated 2012 Omnibus Stock and Incentive Plan, dated August 20, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

10.42*
Employment letter agreement between the Company and Molly Langenstein, dated as of July 15, 2019 (incorporated by reference to Exhibit 10.57 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.43*
Restrictive covenant agreement between the Company and Molly Langenstein, dated as of August 1, 2019 (incorporated by reference to Exhibit 10.58 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.44*
Employment letter agreement between the Company and Bonnie R. Brooks, dated as of July 18, 2019 (incorporated by reference to Exhibit 10.59 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.45*
Restrictive covenant agreement between the Company and Bonnie R. Brooks, dated as of August 20, 2019 (incorporated by reference to Exhibit 10.60 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.46*
Compensation adjustment letter agreement between the Company and Molly Langenstein, dated as of September 23, 2019 (incorporated by reference to Exhibit 10.62 to the Company's Form 10-Q, as filed with the Commission on November 27, 2019)

10.47*
Compensation adjustment letter agreement between the Company and Ann Joyce, dated as of September 23, 2019 (incorporated by reference to Exhibit 10.63 to the Company's Form 10-Q, as filed with the Commission on November 27, 2019)

10.48*
Compensation adjustment letter agreement between the Company and Mary van Praag, dated as of September 23, 2019 (incorporated by reference to Exhibit 10.64 to the Company's Form 10-Q, as filed with the Commission on November 27, 2019)

10.49*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Special Performance Award Agreement for Performance Share Units for Employees (for awards on October 1, 2019) (incorporated by reference to Exhibit 10.65 to the Company's Form 10-Q, as filed with the Commission on November 27, 2019)

10.50*
Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description effective January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on November 22, 2019)

10.51*
Compensation adjustment letter agreement between the Company and David M. Oliver, dated as of February 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on February 13, 2020)

10.52*	First Amendment to Chico’s FAS, Inc. Deferred Compensation Plan (as amended and restated on January 1, 2019) effective January 1, 2020

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Company’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in Inline XBRL: (i) Consolidated Statements of (Loss) Income, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended February 1, 2020, formatted in Inline XBRL (included within Exhibit 101).

* Denotes management contract

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHICO’S FAS, INC.

By:	/s/ Bonnie R. Brooks
Bonnie R. Brooks
Chief Executive Officer, President and Director
Date: March 16, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bonnie R. Brooks	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2020
Bonnie R. Brooks

/s/ David M. Oliver	Interim Chief Financial Officer and Senior Vice President, Controller	March 16, 2020
David M. Oliver

/s/ David F. Walker	Chairman of the Board	March 16, 2020
David F. Walker

/s/ Janice L. Fields	Director	March 16, 2020
Janice L. Fields

	Director	March 16, 2020
Deborah L. Kerr

/s/ John J. Mahoney	Director	March 16, 2020
John J. Mahoney

/s/ Kim Roy	Director	March 16, 2020
Kim Roy

/s/ William S. Simon	Director	March 16, 2020
William S. Simon

/s/ Stephen E. Watson	Director	March 16, 2020
Stephen E. Watson