Form 10-Q
period 2020-05-02
CHICO'S FAS, INC.
filed 2020-06-11
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020

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
239-277-6200
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	CHS	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights		New York Stock Exchange
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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
At June 1, 2020, the registrant had 119,566,151 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN WEEKS ENDED MAY 2, 2020

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019

	Amount	% of Sales	Amount	% of Sales
Net Sales	$280,264	100.0%	$517,728	100.0%
Cost of goods sold	291,359	104.0	326,897	63.1
Gross Margin	(11,095)	(4.0)	190,831	36.9
Selling, general and administrative expenses	130,171	46.4	185,408	35.9
Goodwill and intangible impairment	113,180	40.4	—	0.0
(Loss) Income from Operations	(254,446)	(90.8)	5,423	1.0
Interest (expense) income, net	(344)	(0.1)	2	0.0
(Loss) Income before Income Taxes	(254,790)	(90.9)	5,425	1.0
Income tax (benefit) provision	(76,500)	(27.3)	3,400	0.6
Net (Loss) Income	$(178,290)	(63.6)%	$2,025	0.4%
Per Share Data:
Net (loss) income per common share - basic	$(1.55)		$0.02
Net (loss) income per common and common equivalent share – diluted	$(1.55)		$0.02
Weighted average common shares outstanding – basic	115,574		114,434
Weighted average common and common equivalent shares outstanding – diluted	115,574		114,787

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(178,290)	$2,025
Other comprehensive (loss) income:
Unrealized (losses) gains on marketable securities, net of taxes	(137)	63
Foreign currency translation losses	(132)	(82)
Comprehensive (loss) income	$(178,559)	$2,006

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	May 2, 2020	February 1, 2020	May 4, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$89,841	$63,972	$105,141
Marketable securities, at fair value	27,755	63,893	62,836
Inventories	273,126	246,737	242,402
Prepaid expenses and other current assets	102,682	48,200	45,900
Total Current Assets	493,404	422,802	456,279
Property and Equipment, net	285,714	315,382	353,183
Right of Use Assets	612,161	648,397	729,950
Other Assets:
Goodwill	16,360	96,774	96,774
Other intangible assets, net	6,164	38,930	38,930
Other assets, net	42,901	20,374	16,099
Total Other Assets	65,425	156,078	151,803
	$1,456,704	$1,542,659	$1,691,215
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$140,396	$134,204	$135,964
Current lease liabilities	190,811	157,043	160,731
Other current and deferred liabilities	108,707	114,498	120,919
Total Current Liabilities	439,914	405,745	417,614
Noncurrent Liabilities:
Long-term debt	149,000	42,500	53,750
Long-term lease liabilities	520,323	555,922	645,796
Other noncurrent and deferred liabilities	6,630	8,188	10,719
Deferred taxes	30	212	3,893
Total Noncurrent Liabilities	675,983	606,822	714,158
Commitments and Contingencies (see Note 14)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 160,883 and 159,715 and 159,265 shares issued respectively; and 119,586 and 118,418 and 117,698 shares outstanding, respectively	1,196	1,184	1,180
Additional paid-in capital	493,140	492,129	485,805
Treasury stock, at cost, 41,297 shares, respectively	(494,395)	(494,395)	(494,395)
Retained earnings	341,563	531,602	567,233
Accumulated other comprehensive loss	(697)	(428)	(380)
Total Shareholders’ Equity	340,807	530,092	559,443
	$1,456,704	$1,542,659	$1,691,215

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Amount			Total
BALANCE, February 1, 2020	118,418	$1,184	$492,129	41,297	$(494,395)	$531,602	$(428)	$530,092
Cumulative effect of adoption of ASU 2016-13 (see Note 1)	—	—	—	—	—	(838)	—	(838)
BALANCE, February 1, 2020, as adjusted	118,418	1,184	492,129	41,297	(494,395)	530,764	(428)	529,254
Net loss	—	—	—	—	—	(178,290)	—	(178,290)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(137)	(137)
Foreign currency translation adjustment	—	—	—	—	—	—	(132)	(132)
Issuance of common stock	1,454	15	237	—	—	—	—	252
Dividends on common stock ($0.09 per share)	—	—	—	—	—	(10,911)	—	(10,911)
Repurchase of common stock and tax withholdings related to share-based awards	(286)	(3)	(930)	—	—	—	—	(933)
Share-based compensation	—	—	1,704	—	—	—	—	1,704
BALANCE, May 2, 2020	119,586	$1,196	$493,140	41,297	$(494,395)	$341,563	$(697)	$340,807

BALANCE, February 2, 2019	116,949	$1,169	$486,406	41,297	$(494,395)	$587,145	$(361)	$579,964
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(1,287)	—	(1,287)
BALANCE, February 2, 2019, as adjusted	116,949	1,169	486,406	41,297	(494,395)	585,858	(361)	578,677
Net income	—	—	—	—	—	2,025	—	2,025
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	63	63
Foreign currency translation adjustment	—	—	—	—	—	—	(82)	(82)
Issuance of common stock	1,441	15	331	—	—	—	—	346
Dividends on common stock ($0.175 per share)	—	—	—	—	—	(20,650)	—	(20,650)
Repurchase of common stock and tax withholdings related to share-based awards	(422)	(4)	(2,426)	—	—	—	—	(2,430)
Share-based compensation	—	—	1,494	—	—	—	—	1,494
BALANCE, May 4, 2019	117,968	$1,180	$485,805	41,297	$(494,395)	$567,233	$(380)	$559,443

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Cash Flows from Operating Activities:
Net (loss) income	$(178,290)	$2,025
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill and intangible impairment	113,180	—
Inventory write-offs	43,101	4,934
Depreciation and amortization	17,777	23,837
Non-cash lease expense	51,018	52,232
Right of use asset impairment	2,442	—
Loss on disposal and impairment of property and equipment, net	18,637	113
Deferred tax benefit	(22,067)	(732)
Share-based compensation expense	1,704	1,494
Changes in assets and liabilities:
Inventories	(69,490)	(12,118)
Prepaid expenses and other assets	(55,955)	(1,138)
Accounts payable	5,966	(17,745)
Accrued and other liabilities	(7,537)	9,685
Lease liability	(19,119)	(56,876)
Net cash (used in) provided by operating activities	(98,633)	5,711
Cash Flows from Investing Activities:
Purchases of marketable securities	(5,191)	(15,084)
Proceeds from sale of marketable securities	41,156	14,313
Purchases of property and equipment	(6,464)	(7,666)
Net cash provided by (used in) investing activities	29,501	(8,437)
Cash Flows from Financing Activities:
Proceeds from borrowings	106,500	—
Payments on borrowings	—	(3,750)
Proceeds from issuance of common stock	252	346
Dividends paid	(10,686)	(10,345)
Payments of tax withholdings related to share-based awards	(933)	(2,430)
Net cash provided by (used in) financing activities	95,133	(16,179)
Effects of exchange rate changes on cash and cash equivalents	(132)	(82)
Net increase (decrease) in cash and cash equivalents	25,869	(18,987)
Cash and Cash Equivalents, Beginning of period	63,972	124,128
Cash and Cash Equivalents, End of period	$89,841	$105,141

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$676	$576
Cash received for income taxes, net	$(166)	$(562)

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Chico's FAS, Inc. and its wholly-owned subsidiaries (collectively, the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended February 1, 2020, included in the Company's Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the Securities and Exchange Commission ("SEC") on March 16, 2020 ("2019 Annual Report on Form 10-K").
As used in this report, all references to "we," "us," "our", "the Company" and "Chico's FAS," refer to Chico's FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 2, 2020 are not necessarily indicative of the results that may be expected for the entire year.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The COVID-19 pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact our results of operations. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our actual results could materially differ from those estimates in future periods.
COVID-19 Pandemic
The recent COVID-19 pandemic had a material adverse impact on our business operations and operating results, and operating cash flows for the first quarter of fiscal 2020, in particular, during the second half of the first quarter when the Company temporarily closed all of its stores across North America, which was partially offset by strong digital commerce performance. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be materially adversely impacted through the remainder of fiscal 2020.
We have taken aggressive actions to mitigate the effect of COVID-19 on our business by significantly reducing elements of selling, general and administrative expenses to better align operating costs with expected sales, including reducing payroll costs through a combination of pay or hour reductions, employee furloughs and a restructure of the overall organization. We also suspended our quarterly dividend and rent payments commencing April 2020, reduced our planned capital expenditures to be primarily related to non-essential maintenance and business essential expenditures, aligned inventory receipts with expected market demand, in addition to partnering with suppliers and vendors to reduce operating costs and extend payment terms. We are also in active discussions with landlords to find a mutually beneficial and agreeable path forward. As discussed in more detail in Item 1A "Risk Factors" of our Form 10-K, the Company is subject to certain risks and uncertainties. There can be no assurance that the actual future results, performance, benefits, or achievements that we expect from our strategies, systems, initiatives, or products, including our measures to mitigate the operating and financial impact of the COVID-19 pandemic, will occur. Although the COVID-19 pandemic has had a material adverse impact on our business operations and operating results and cash flows, we do not believe there are other current or expected conditions or events that would result in our being unable to meet our obligations within a year of our financial statement issuance date and believe we have sufficient liquidity from operations and capacity within our credit facility and other liquidity options to repay our obligations for the foreseeable future.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Adoption of New Accounting Pronouncements
Effective February 2, 2020, the Company adopted Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendments related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty were applied prospectively. All other amendments were applied retrospectively. Adoption of this pronouncement did not have a material effect on our unaudited condensed consolidated financial statements.
Effective February 2, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The update and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company has developed processes for assessment and documentation, model development and validation. While the Company generally expects that the implementation of ASU 2016-13 may increase its allowance balance for credit losses, the credit losses is not expected to have a material impact on our unaudited condensed consolidated financial statements. The guidance is to be applied using the modified-retrospective approach. As a result of the adoption of ASU 2016-13, the Company recorded a cumulative effect adjustment of $0.8 million as a decrease to opening retained earnings on February 2, 2020.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In December 2019, the Financial Accounting Standards Board issued ASU 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.

3. GOODWILL AND INTANGIBLE IMPAIRMENT CHARGES
Fiscal 2020 Interim Impairment Assessment
Goodwill and other indefinite-lived intangible assets are assessed for impairment at least annually. We perform our annual impairment test during the fourth quarter, or more frequently when circumstances indicate carrying values may not be recoverable. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider various macroeconomic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization. During the first quarter of fiscal 2020, the Company experienced a significant decline in its market capitalization and disruptions to its operations as a result of the COVID-19 pandemic. As a result, the Company reduced its level of forecasted earnings for fiscal 2020 and future periods across all of its brands. In light of the decline in the Company's stock price and market capitalization, the temporary closure of all its stores across North America during the second half of the first quarter of fiscal 2020, and lower-than-expected earnings for fiscal 2020 and future periods, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2020.
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach as of April 4, 2020, which was the last day in the second month of the first fiscal quarter. The valuation of the Company's goodwill and indefinite-lived intangible assets was determined with the assistance of an independent valuation firm using the income approach (discounted cash flow ("DCF") method) and relief from royalty method, respectively. We applied a 100% weighting to the income approach as we were able to provide detailed forecasts for the foreseeable future to perform a DCF analysis. We did not utilize a market approach in the fair value assessment of the reporting units provided the implied EBITDA multiples from the market approach did not yield reasonable fair values given the volatile market conditions at the time of the assessment. Furthermore, the Company’s publicly traded market capitalization was reconciled to the sum of the fair value of the reporting units estimated using the income approach described above. The fair value of our trademark was

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trademark.
Changes in key assumptions and the resulting reduction in projected future cash flows included in the interim test resulted in a decrease in the fair values of our Chico's and White House Black Market ("WHBM") reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following pre-tax goodwill impairment charges during the first quarter of fiscal 2020: a charge of $20.0 million at the Chico's reporting unit to write down the carrying value of the goodwill to $16.4 million and a charge of $60.4 million at the WHBM reporting unit, reducing the carrying value of goodwill to zero. In addition, the Company recognized pre-tax impairment charges to write down the carrying values of its other indefinite-lived intangible assets to their fair values as follows: $28.0 million of our WHBM trademark and $4.8 million of our Chico's franchise rights. The carrying value of the trademark and franchise rights was $6.0 million and $0.2 million, respectively, and are included in other intangible assets, net, in the accompanying unaudited condensed consolidated balance sheet as of May 2, 2020. These impairment charges are included in goodwill and intangible impairment in the accompanying unaudited condensed consolidated statements of (loss) income.
The following table details the changes in goodwill for each reportable segment, as applicable:

	Chico's Reporting Unit	WHBM Reporting Unit	Total (1)

	(in thousands)
Balance at February 1, 2020	$36,403	$60,371	$96,774
Impairment charges	(20,043)	(60,371)	(80,414)
Balance at May 2, 2020	$16,360	$—	$16,360
(1) There is no goodwill associated with the Intimates Group reporting unit and, therefore, no analysis has been performed.
The following table details the changes in other indefinite-lived intangible assets, net:

	WHBM Trademark	Chico's Franchise Rights	Total

	(in thousands)
Balance at February 1, 2020	$34,000	$4,930	$38,930
Impairment charges	(28,000)	(4,766)	(32,766)
Balance at May 2, 2020	$6,000	$164	$6,164

4. LONG-LIVED ASSET IMPAIRMENT CHARGES
Long-lived assets, including definite-lived intangibles, are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. During the first quarter of fiscal 2020, the Company experienced significant current-period operating and cash flow losses as a result of the COVID-19 pandemic. As a result, the Company reduced its level of forecasted earnings for fiscal 2020 and future periods across all of its brands. In light of the temporary closure of all its stores across North America during the first quarter of fiscal 2020 and lower-than-expected earnings for fiscal 2020 and future periods, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test its long-lived assets for impairment during the first quarter of fiscal 2020.
The Company performed its impairment test on long-lived assets using a quantitative approach as of May 2, 2020. The Company uses market participant rent assumptions to calculate the fair value of right of use ("ROU") assets and discounted future cash flows of the asset or asset group using projected financial information and a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level.
During the first quarter of fiscal 2020, we completed an evaluation of our long-lived assets, primarily leasehold improvements, at certain underperforming stores for indicators of impairment as a result of the impact of the COVID-19 pandemic, and consequently, recorded pre-tax store impairment charges of approximately $18.5 million, which is included in cost of goods sold in the accompanying unaudited condensed consolidated statements of (loss) income. These charges reduced the net carrying

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

value of certain long-lived assets to their estimated fair value, as determined using a discounted cash flow model. Impairment charges related to long-lived assets at certain underperforming stores for the thirteen weeks ended May 4, 2019 were immaterial.
During the first quarter of fiscal 2020, we completed an evaluation of our operating lease assets for indicators of impairment as a result of the impact of the COVID-19 pandemic, and consequently, recorded pre-tax impairment charges of approximately $2.4 million, which is included in cost of goods sold within the accompanying unaudited condensed consolidated statements of (loss) income.

5. INVENTORY
We use the moving average cost method to determine the cost of merchandise inventories. We identify potentially excess and slow-moving inventories by evaluating inventory aging, turn rates and inventory levels in conjunction with our overall sales trend. Further, inventory realization exposure is identified through analysis of gross margins and markdowns in combination with changes in current business trends. We record excess and slow-moving inventories at net realizable value. As a result of changes in the market for certain Company products and the resulting slowdown in sell through rates due to the impact of the COVID-19 pandemic, carrying amounts for those inventories were reduced by $43.1 million during the first quarter of fiscal 2020. These inventory write-offs are included in cost of goods sold in the accompanying unaudited condensed consolidated statements of (loss) income. Inventory write-offs for the thirteen weeks ended May 4, 2019 were $4.9 million.

6. REVENUE RECOGNITION
Disaggregated Revenue
The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale revenue, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
Chico's	$131,437	46.9%	$276,702	53.4%
WHBM	83,920	29.9	160,945	31.1
Soma (1)	64,907	23.2	80,081	15.5
Total Net Sales	$280,264	100.0%	$517,728	100.0%

(1) Includes TellTale net sales, which is not a significant component of Soma revenue.
Accounting Policies
The Company recognizes revenue pursuant to Accounting Standard Codification ("ASC") 606, Revenue Recognition ("ASC 606"), as established by ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and Company issued coupons, promotional discounts and employee discounts. Sales from our websites and catalogs are recognized at the time of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying unaudited condensed consolidated statements of (loss) income. Amounts paid by customers to cover shipping and handling costs are immaterial. Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from revenue. Licensing and wholesale revenue, which is not a significant component of total revenue, is recognized based upon delivery of products, except when the customer has a contractual right of return.
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
Contract Liability
Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of May 2, 2020, February 1, 2020 and May 4, 2019, contract liabilities primarily consisted of gift cards of $36.2 million, $40.1 million and $35.0 million, respectively. For the thirteen weeks ended May 2, 2020 and May 4, 2019, the Company recognized $8.0 million and $11.9 million, respectively, of revenue that was previously included in the gift card contract liability as of February 1, 2020 and February 2, 2019, respectively. The contract liability for our loyalty program was not material as of May 2, 2020, February 1, 2020 or May 4, 2019.
Performance Obligation
For the thirteen weeks ended May 2, 2020 and May 4, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

7. RETAIL FLEET OPTIMIZATION PLAN
In the fourth quarter of fiscal 2018, the Company announced a three-year retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. This initiative is part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs, and improve our profitability and return on invested capital. For the thirteen weeks ended May 4, 2019, the Company recorded $4.9 million in pre-tax accelerated depreciation of property and equipment within cost of goods sold associated with this retail fleet optimization plan. Accelerated depreciation on property and equipment reflects the impact of a change in the useful life of store assets for store closures added as a result of the Company's retail fleet optimization plan. Accelerated depreciation of property and equipment associated with this retail fleet optimization plan for the thirteen weeks ended May 2, 2020 was immaterial.

8. LEASES
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

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Operating lease expense was as follows:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Operating lease cost (1)	$61,005	$64,902

(1) Includes approximately $8.6 million and $8.0 million in variable lease costs for the thirteen weeks ended May 2, 2020 and May 4, 2019, respectively.

Supplemental balance sheet information related to operating leases was as follows:

	May 2, 2020	February 1, 2020	May 4, 2019
Right of use assets (1)	$612,161	$648,397	$729,950

Current lease liabilities	$190,811	$157,043	$160,731
Long-term lease liabilities	520,323	555,922	645,796
Total operating lease liabilities	$711,134	$712,965	$806,527

Weighted Average Remaining Lease Term (years)	4.7	4.8	5.2

Weighted Average Discount Rate (2)	5.5%	5.6%	5.8%

(1) During the first quarter of fiscal 2020, we completed an evaluation of our operating lease assets for indicators of impairment as a result of the impact of the COVID-19 pandemic, and consequently, recorded pre-tax impairment charges of approximately $2.4 million, which is included in cost of goods sold, pre-tax, in the accompanying unaudited condensed consolidated statements of (loss) income.
(2) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$19,119	(1)	$56,876
Right of use assets obtained in exchange for lease obligations, non-cash	7,885		6,028

(1) The Company suspended rent payments commencing April 2020 and is in active discussions with landlords to find a mutually beneficial and agreeable path forward.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Maturities of operating lease liabilities as of May 2, 2020 were as follows:

Fiscal Year Ending:
January 30, 2021	$176,931
January 29, 2022	190,997
January 28, 2023	152,871
February 4, 2024	105,651
February 1, 2025	76,600
Thereafter	106,011
Total future minimum lease payments	$809,061
Less imputed interest	(97,927)
Total	$711,134

Accounting Policies
Beginning on February 3, 2019, the Company accounts for leases pursuant to ASC 842, Leases, as established by ASU 2016-02, Leases. We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, current lease liabilities and long-term lease liabilities in our unaudited condensed consolidated balance sheets. The Company does not have finance leases in the periods presented.
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

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

9. SHARE-BASED COMPENSATION
For the thirteen weeks ended May 2, 2020 and May 4, 2019, share-based compensation expense was $1.7 million and $1.5 million, respectively. As of May 2, 2020, approximately 3.8 million shares remain available for future grants of equity awards under our Amended and Restated 2012 Omnibus Stock and Incentive Plan (the "Amended Omnibus Plan"), which was amended and restated effective June 22, 2017.
Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant, except for a restricted stock award granted to our Chief Executive Officer ("CEO") in fiscal 2019, which vests over a four-year period from the date of grant and is described further in the Company’s Current Report on Form 8-K/A filed with the SEC on August 20, 2019.
Restricted stock award activity for the thirteen weeks ended May 2, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,180,016	$5.47
Granted	2,266,375	3.75
Vested	(795,741)	7.88
Forfeited	(914,021)	4.81
Unvested, end of period	3,736,629	4.07

Performance-based Restricted Stock Units
For the thirteen weeks ended May 2, 2020, we granted performance-based restricted stock units ("PSUs"), contingent upon the achievement of Company-specific performance goals during the three fiscal years 2020 - 2022. Any units earned as a result of the achievement of the performance goal will vest 100% three years from the date of grant and will settle in shares of our common stock.
Performance-based restricted stock unit activity for the thirteen weeks ended May 2, 2020 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,042,138	$2.48
Granted	1,003,125	3.80
Vested	(29,320)	14.22
Forfeited	(731,976)	3.60
Unvested, end of period	2,283,967	2.60

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

Stock Option Awards
For the thirteen weeks ended May 2, 2020 and May 4, 2019, we did not grant any stock options.
Stock option activity for the thirteen weeks ended May 2, 2020 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	168,335	$13.42
Granted	—	—
Exercised	—	—
Forfeited or expired	(47,001)	(13.78)
Outstanding and exercisable, end of period	121,334	13.28

10. INCOME TAXES
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
For the thirteen weeks ended May 2, 2020 and May 4, 2019, the Company's effective tax rate was 30.0% and 62.7%, respectively. The effective tax rate of 30.0% for the thirteen weeks ended May 2, 2020 was primarily impacted by the benefits provided by the enactment of the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was slightly reduced by the unfavorable impact of the Company’s book goodwill impairment and share-based compensation expense. The 62.7% effective tax rate for the thirteen weeks ended May 4, 2019 included the recognition of $2.0 million related to employee share-based compensation expense. These items account for the variance between the effective tax rate for the first quarter and last year’s first quarter and the U.S. federal statutory and state blended income tax rate of approximately 25%.

11. EARNINGS PER SHARE
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of earnings per common share pursuant to the "two-class" method. For the Company, participating securities are comprised entirely of unvested restricted stock awards granted prior to fiscal 2020 and PSUs that have met their relevant performance criteria.
Earnings per share ("EPS") is determined using the two-class method when it is more dilutive than the treasury stock method. Basic EPS excludes dilution and is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted EPS reflects the dilutive effect of potential common shares from non-participating securities such as stock options, PSUs and restricted stock units.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

The following table sets forth the computation of net (loss) income per basic and diluted share shown on the face of the accompanying condensed consolidated statements of (loss) income:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
Numerator
Net (loss) income	$(178,290)	$2,025
Net income and dividends declared allocated to participating securities	(358)	—
Net (loss) income available to common shareholders	$(178,648)	$2,025
Denominator
Weighted average common shares outstanding – basic	115,573,801	114,434,054
Dilutive effect of non-participating securities	—	352,641
Weighted average common and common equivalent shares outstanding – diluted	115,573,801	114,786,695
Net (loss) income per common share:
Basic	$(1.55)	$0.02
Diluted	$(1.55)	$0.02

For the thirteen weeks ended May 2, 2020 and May 4, 2019, 0.4 million and 0.7 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

12. FAIR VALUE MEASUREMENTS
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, less reserves for credit losses as applicable, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of May 2, 2020 generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities, with $4.6 million of securities with maturity dates within one year or less and $23.2 million with maturity dates over one year and less than two years.
We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive (loss) income until realized, and any credit risk related losses recognized in net income the period incurred. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
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

Assets Measured on a Recurring Basis
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

Assets Measured on a Nonrecurring Basis
From time to time, we measure certain assets at fair value on a non-recurring basis. This includes the evaluation of long-lived assets, goodwill and other intangible assets for impairment using Company-specific assumptions which would fall within Level 3 of the fair value hierarchy.
We assess the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses market participant rents and a market participant discount rate to calculate the fair value of ROU assets. The Company uses discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets within the asset group which are primarily leasehold improvements. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level.
To assess the fair value of goodwill, we have historically utilized both an income approach and a market approach. Inputs used to calculate the fair value based on the income approach primarily include estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant. Inputs used to calculate the fair value based on the market approach include identifying sales and EBITDA multiples based on guidelines for similar publicly traded companies and recent transactions.
To assess the fair value of trademarks, we utilize a relief from royalty approach. Inputs used to calculate the fair value of the trademarks primarily include future sales projections, discounted at a rate that approximates the cost of capital of a market participant and an estimated royalty rate.
The following tables presents quantitative information about the Level 3 significant unobservable inputs for the WHBM trademark measured at fair value as of April 4, 2020 and long-lived assets at retail stores as of May 2, 2020.
Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

WHBM Trademark	$6,000	Relief from royalty	Weighted-average cost of capital	11% to 13%
			Long-term revenue growth rate	-2.5% to 0%
Long-lived assets at retail stores	$1,232	Discounted cash flow	Weighted-average cost of capital	9.5 % to 11.5%
			Long-term revenue growth rate	-10% to 15%

The fair value of goodwill for the Chico's and WHBM reporting units and WHBM trademark as of April 4, 2020 was $16.4 million, zero and $6.0 million, respectively. The carrying value of goodwill for the Chico's and WHBM reporting units and WHBM trademark as of February 1, 2020 and May 4, 2019 was $36.4 million, $60.4 million and $34.0 million, respectively.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach as of April 4, 2020, which was the last day in the second month of the first fiscal quarter. For the thirteen weeks ended May 2, 2020, we recognized $113.2 million in goodwill and indefinite-lived intangible impairment charges as further discussed in Note 3 and $18.5 million in impairment charges on our long-lived assets at certain underperforming stores as further discussed in Note 4. Impairment charges related to long-lived assets at certain underperforming stores for the thirteen weeks ended May 4, 2019 were immaterial.
As of May 2, 2020, February 1, 2020 and May 4, 2019, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance. The most sensitive assumptions in our estimates include short and long-term revenue recoverability rates as a result of COVID-19, which could impact future impairment charges.
We conduct reviews on a quarterly basis to verify pricing, assess liquidity and determine if significant inputs have changed that would impact the fair value hierarchy disclosure.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using			Thirteen Weeks Ended May 2, 2020
	Balance as of May 2, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$27,320	$27,320	$—	$—
Marketable securities:
Corporate bonds	27,755	—	27,755	—
Noncurrent Assets
Deferred compensation plan	6,983	6,983	—	—
Total recurring fair value measurements	$62,058	$34,303	$27,755	$—
Nonrecurring fair value measurements:
Noncurrent Assets
Goodwill	$16,360	$—	$—	$16,360	$(80,414)
Trademark	6,000	—	—	6,000	(28,000)
Long-lived assets at retail stores (1)	1,232	—	—	1,232	(18,493)
Total nonrecurring fair value measurements	$23,592	$—	$—	$23,592	$(126,907)

	Balance as of February 1, 2020
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$621	$621	$—	$—
Marketable securities:
Corporate bonds	62,645	—	62,645	—
Commercial paper	1,248	—	1,248	—
Noncurrent Assets
Deferred compensation plan	7,464	7,464	—	—
Total recurring fair value measurements	$71,978	$8,085	$63,893	$—

	Balance as of May 4, 2019
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$328	$328	$—	$—
Marketable securities:
Corporate bonds	59,893	—	59,893	—
Commercial paper	2,943	—	2,943	—
Noncurrent Assets
Deferred compensation plan	6,872	6,872	—	—
Total recurring fair value measurements	$70,036	$7,200	$62,836	$—

(1) The fair value of long-lived assets at retail stores of $1.2 million specifically relates to only those stores which had store impairment charges during the thirteen weeks ended May 2, 2020.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

13. DEBT
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
As of May 2, 2020, our outstanding debt consisted of $149.0 million in borrowings under the Agreement. As of May 2, 2020, deferred financing costs of $0.4 million was outstanding related to the Agreement and is presented in other current assets in the accompanying unaudited condensed consolidated balance sheets. On March 18, 2020, in response to store closures due to the COVID-19 pandemic, the Company drew $106.5 million on its facility. If we borrow in excess of 90% of our current total borrowing capacity under the facility, we are subject to a cash dominion and an additional covenant, and, as such, we do not intend to exceed 90% of our borrowing capacity under the facility.

14. COMMITMENTS AND CONTINGENCIES
In July 2015, WHBM was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia ("District Court"). The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers' point-of-sale receipts. The plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys' fees, costs and punitive damages. WHBM denies the material allegations of the complaint and believes the case is without merit. On February 12, 2018, the District Court issued an order certifying the class.
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
In May 2019, the Company was named as a defendant in Fisher v. Chico's FAS, Inc., a putative class action filed in the United States District Court for the Southern District of California. The complaint alleges that the Company advertised fictitious prices and corresponding phantom discounts on its made-for-outlet products in its Chico's outlets in violation of California's Unfair Competition Laws, California's False Advertising Laws and the California Consumer Legal Remedies Act. The plaintiff seeks disgorgement of the Company's profits and alleged unjust enrichment resulting from such advertising practices, injunctive relief, a corrective advertising campaign, as well as attorneys' fees and costs. The Company was served on May 10, 2019. On October 22, 2019, the parties attended a mediation. Thereafter, the plaintiff voluntarily dismissed the case from federal court on March 5, 2020, and re-filed the complaint in San Diego County Superior Court. Subsequently, the case was resolved and the complaint will be dismissed by June 16, 2020. The resolution is not material to our annual consolidated financial statements.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of May 2, 2020 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

15. SUBSEQUENT EVENTS
On March 17, 2020, the Company closed all retail stores in North America to safeguard our customers, employees and the communities we serve from the COVID-19 pandemic. Subsequent to the balance sheet date of May 2, 2020, the Company began a phased store reopening plan across North America, commencing on May 4, 2020, in accordance with local, state and federal health and safety guidelines and regulations. Currently, the Company has 63% stores reopened to the public.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, filed with the SEC on March 16, 2020 ("2019 Annual Report on Form 10-K").

Executive Overview

Chico’s FAS is a Florida-based fashion company founded in 1983 on Sanibel Island, Fla. The Company reinvented the fashion retail experience by creating fashion communities anchored by our Most Amazing Personal Service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands - Chico’s®, White House Black Market® and Soma® - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. Our distinct lifestyle brands serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic and international retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels.
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
Select Financial Results
The following table depicts select financial results for the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(in millions, except per share amounts)
Net sales	$280	$518
Significant charges:
Inventory write-offs	43	—
Long-lived store asset impairment	18	—
Right of use asset impairment	2	—
Goodwill impairment	80	—
Indefinite-lived asset impairment	33	—
(Loss) income from operations	(254)	5
Net (loss) income	(178)	2
Net (loss) income per common and common equivalent share - diluted	(1.55)	0.02
Loss per diluted share for the thirteen weeks ended May 2, 2020 (the "first quarter") was $1.55 compared to earnings per diluted share of $0.02 for the thirteen weeks ended May 4, 2019 ("last year's first quarter"). The first quarter net loss includes impairment charges and inventory write-offs primarily relating to the impact of COVID-19 of approximately $135 million, after-tax. Last year's first quarter net income includes the unfavorable impact of accelerated depreciation charges of approximately $4 million, after-tax, related to our retail fleet optimization plan.
Overview of First Quarter Results
Results for the first quarter were negatively impacted due to the COVID-19 pandemic which led to the temporary closure of all stores across North America and international franchise locations in Mexico during the second half of the first quarter. The Company recognized significant impairment charges and inventory write-offs as a result of the COVID-19 pandemic during the first quarter. The Company also continued to incur payroll expenses and occupancy costs while stores were closed. Results during the first quarter store closure period were partially offset by strong digital commerce performance and the Company’s actions to align its cost structure with current sales expectations.

The Company’s first quarter cash flow was also negatively impacted by the COVID-19 closure period, which resulted from the Company paying for certain merchandise and expense payables as planned for the first quarter, despite lost sales during the store closure period. Further, the Company’s cash burn during the first quarter reflects the payment of the previously approved first quarter fiscal 2020 dividend and the payout under the fiscal 2019 management incentive plan. The Company remains confident that it currently has sufficient liquidity to repay its obligations as they become due for the foreseeable future as stores reopen and the Company continues to execute on its cost savings initiatives, among other liquidity measures as discussed below. However, the extent to which the COVID-19 pandemic impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; our response to and ability to mitigate the impact of the pandemic; the negative impact it has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the COVID-19 pandemic subsides.
COVID-19 Business Actions Summary

•	Temporarily closed all retail stores in North America on March 17, 2020 to safeguard our customers, employees and the communities we serve;

•	Temporarily furloughed the majority of employees, while providing continued health benefits for eligible employees during the furlough;

•	Temporarily reduced a majority of non-furloughed associates’ salary or hours, including executive officers and the Board of Directors’ (the “Board”) annual cash retainers;

•	Adopted social distancing policies and enhanced safety procedures for distribution center associates;

•	Suspended rent payments commencing April 2020 and are in active discussions with landlords to find a mutually beneficial and agreeable path forward;

◦	Engaged a third-party to assist in restructuring the lease portfolio and to seek rent relief in the form of rent reductions, rent abatements and other concessions;

•	Quickly aligned merchandise receipts with conservative forecast of market demand;

•	Partnered with suppliers and vendors to reduce operating costs and extend payment terms;

•	Significantly reduced selling, general and administrative (“SG&A”) expenses to better align operating costs with expected sales;

•	Suspended quarterly dividend beginning in the second quarter; and

•	Reduced capital expenditures primarily related to non-essential maintenance and business essential expenditures.

•
In addition to $117.6 million in cash and marketable securities at the end of the first quarter, the Company has substantial additional borrowing capacity under the asset-based lending facility (“ABL”) and by leveraging unencumbered real estate.

•	Borrowings under the ABL have no required principal repayments until August 2023.

•	The Company will realize meaningful added liquidity from provisions of the Coronavirus Aid, Relief, and Economic Security Act, including benefits from recent tax filings.
Stores Reopening and Operational Protocols
On April 27, 2020, the Company announced a phased store reopening plan across North America commencing on May 4, 2020 in accordance with local, state and federal health and safety guidelines and regulations. Currently, the Company has 63% of stores open to the public under enhanced safety precautions and reduced hours, and will have 80% of its fleet open by June 12, 2020. As part of its reopening plan, the Company also is offering customers Buy On-Line, Pick-up In-Store (BOPIS) with contactless curbside pickup and shop-by-appointment. Second quarter sales are planned to be better than the first quarter, even as we work with limited store hours and social distancing guidelines. We will continue to open our remaining stores as states allow.
The Company has implemented in-store measures to ensure the safety of employees and customers, including rigorous cleaning routines, providing hand sanitizer stations in every store, creating new flexible distance between clothing racks, and adjusting fitting rooms to accommodate social distancing practices. These stores will initially operate on reduced hours and the Company is managing capacity in accordance with local, state and federal health and safety guidelines and regulations.

Digital Sales
The Company’s digital sales remain strong as we continue to leverage our digital platform, enhanced by our proprietary digital styling software, Style ConnectSM, that enables us to communicate directly with the majority of our customers to drive the digital business. Digital sales in the first quarter exceeded the same period last year, and we posted a double-digit increase in April.
Fiscal 2020 Outlook
The Company previously withdrew its guidance issued in its fourth quarter earnings release dated February 27, 2020 and is not providing updated guidance at this time. The impact of the COVID-19 pandemic creates uncertainty in predicting near-term performance. As previously discussed, we have aggressively taken actions designed to balance our cash flows with the current environment. We expect these actions when combined with our strong financial position and competitively advantaged brands will enable us to successfully manage through the COVID-19 pandemic, allowing us to deliver sales through a variety of channels, including our stores, through social distancing sales practices such as curbside pickup, appointments and Style Connect, in addition to growing digital sales.
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
We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our primary operations, allowing us to fulfill orders for all channels from our distribution center ("DC") in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced “Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, our shared inventory system, Endless Aisle, enables customers to make purchases online and ship from store. In fiscal 2019, we completed the implementation of our Buy On-Line, Pick-up In-Store (BOPIS) capability across all our brands, further enhancing our omnichannel capabilities, and in fiscal 2020, we completed the implementation of Style ConnectSM, our proprietary digital styling software that enables us to communicate directly with the majority of our customers to drive the frontline business to digital fulfillment.
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
In fiscal 2019, we took actions across our brands to focus on three distinct areas that we believe will positively impact results. These are:

•	Driving stronger sales through improved product and marketing;

•	Optimizing the customer journey by simplifying, digitizing and extending our unique and personalized service; and

•	Transforming our sourcing and supply chain operations to increase product speed to market and improve quality.
On April 29, 2020, the Company announced a leadership transition, effective June 24, 2020, designed to strengthen and provide ongoing stability and continuity of the business, and to further support the Company’s future, including the following:

•	Molly Langenstein, current President, Apparel Group, will become Chief Executive Officer ("CEO") and President of the Company and join the Board;

•	Bonnie R. Brooks will transition from CEO and President of the Company to Executive Chair of the Board; and

•	Director William S. Simon will become lead independent director of the Board.
Key Performance Indicators
In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts and make strategic decisions. These key measures include comparable sales, gross margin as a percent of sales, diluted earnings per share and return on net assets ("RONA"). In light of the COVID-19 pandemic, we have shifted our focus to effectively manage our liquidity position, including aligning our operating cost structure with expected sales. We will continue to evaluate our other key performance measures in addition to our liquidity position. The following describes these measures.
Liquidity
Liquidity is measured through cash flow, which is the measure of cash provided by or used in operating, investing and financing activities. We believe that as a result of the Company’s extensive measures to mitigate the impact of the COVID-19 pandemic discussed above, we were able to, and continue to, effectively manage our liquidity position.
Comparable Sales
Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days. The Company has historically viewed comparable sales as a key performance indicator to measure the performance of our business, however, due to the temporary closure of all its stores across North America as a result of the COVID-19 pandemic during the second half of the first quarter, we believe this is not a meaningful measure for the fiscal 2020 first quarter ended May 2, 2020.
Gross Margin as a Percentage of Net Sales
Gross margin as a percentage of net sales is computed as gross margin divided by net sales. We believe gross margin as a percentage of net sales is a primary metric to measure the performance of our business as it is used to determine the value of incremental sales, and to guide pricing and promotion decisions.
Diluted Earnings per Share
Earnings per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted earnings per share reflects the dilutive effect of potential common shares from non-participating securities such as stock options, performance stock units and restricted stock units. Whereas basic earnings per share serves as an indicator of the Company's profitability, we believe diluted earnings per share is a key performance measure because it gauges the Company's quality of earnings per share assuming all potential common shares from non-participating securities are exercised.
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

Results of Operations
Thirteen Weeks Ended May 2, 2020 Compared to the Thirteen Weeks Ended May 4, 2019
The following results include the impact of the COVID-19 pandemic. Please note the Company is not providing comparable sales figures for the full first quarter as we believe this is not a meaningful measure for the first quarter due to the significant impact of store closures as a result of the COVID-19 pandemic. Furthermore, we recognized significant impairment charges and inventory write-offs and continued to pay for certain merchandise and expense payables as planned for the first quarter despite lost sales during the store closure period. As a result, comparisons to last year's first quarter are not a meaningful way to discuss our operating results this quarter.
Net (Loss) Income and (Loss) Earnings per Diluted Share
For the first quarter, the Company reported a net loss of $178 million, or $1.55 loss per diluted share, compared to net income of $2 million, or $0.02 earnings per diluted share in last year's first quarter. The first quarter results were significantly impacted by the COVID-19 pandemic and included the following pre-tax charges:

Summary of Significant Charges
	Thirteen Weeks Ended
	May 2, 2020
	Amount (1)	% of Sales (1)
	(dollars in millions)

Gross margin:
Inventory write-offs	$43	15.4%
Long-lived store asset impairment	18	6.6
Right of use asset impairment	2	0.9
Total significant charges impacting gross margin	64	22.8
Goodwill and intangible impairment:
Goodwill impairment	80	28.7
Indefinite-lived asset impairment	33	11.7
Total goodwill and intangible impairment charges	113	40.4
Total	$177	63.2%
(1) May not foot due to rounding
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
	May 2, 2020		May 4, 2019

	(dollars in millions)
Chico's	$131	46.9%	$277	53.4%
WHBM	84	29.9	161	31.1
Soma	65	23.2	80	15.5
Total Net Sales	$280	100.0%	$518	100.0%
    (1) Includes TellTale net sales, which is not a significant component of Soma revenue.

For the first quarter, net sales were $280 million compared to $518 million in last year's first quarter. This decrease of 45.9% reflects the impact of our closed stores during the second half of the first quarter and 78 net store closures since last year’s first quarter, partially offset by strong digital commerce performance. During the initial four weeks of fiscal 2020, the Company’s comparable sales increased 2.7% compared to the same period last year, building on the positive sales momentum reported in the fourth quarter of fiscal 2019.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold ("COGS") and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019

	(dollars in millions)
Cost of goods sold	$291	$327
Gross margin	(11)	191
Gross margin percentage	(4.0)%	36.9%

For the first quarter, gross margin was $(11) million, or (4.0)% of net sales, compared to $191 million, or 36.9% of net sales, in last year's first quarter. The decrease in gross margin primarily reflects the impact of significant charges of $64 million, or 22.8%, related to inventory write-offs and store impairments as reflected in the table above, as well as deleverage of occupancy costs as a percent of sales as April rent was expensed in the first quarter for accounting purposes, although the April rent payment was suspended.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes direct operating expenses, marketing expenses and National Store Support Center expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended May 2, 2020 and May 4, 2019:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019

	(dollars in millions)
Selling, general and administrative expenses	$130	$185
Percentage of total net sales	46.4%	35.9%
For the first quarter, SG&A was $130 million, or 46.4% of net sales, compared to $185 million, or 35.9% of net sales, for last year's first quarter. The decrease in SG&A expenses primarily reflects the Company’s actions to align its cost structure with current and future sales expectations, including temporarily placing the majority of its employees on furlough and reducing the salary or hours of most remaining employees, all executive officers and the Board’s cash retainers by 50%, effective April 5, 2020, as well as the benefit of other cost saving initiatives and reduced marketing and other variable costs.
Income Taxes
For the first quarter, the $77 million income tax benefit resulted in an effective tax rate of 30.0% compared to 62.7% for last year’s first quarter. The provision for the first quarter was primarily impacted by the benefits provided by the enactment of the CARES Act, which was slightly reduced by the unfavorable impact of the Company’s book goodwill impairment and share-based compensation expense. The 62.7% effective tax rate for last year’s first quarter included the recognition of $2.0 million related to employee share-based compensation expense, the impact of which was enhanced relative to the statutory rate due to the Company’s low pretax loss. These items account for the variance between the effective tax rate for the first quarter and last year’s first quarter and the U.S. federal statutory and state blended income tax rate of approximately 25%.

Cash, Marketable Securities and Debt
At the end of the first quarter, cash and marketable securities totaled $118 million while debt totaled $149 million.

Inventories
At the end of the first quarter, inventories, net of inventory reserves, totaled $273 million compared to $242 million at the end of last year's first quarter.
Adoption of New Accounting Pronouncements
As discussed in Note 1 to our unaudited condensed consolidated financial statements included in this Form 10-Q, we adopted Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) ("ASU 2016-13") as of February 2, 2020. On February 2, 2020, we recorded a cumulative effect adjustment of approximately $1 million as a decrease to opening retained earnings upon adoption of ASU 2016-13. Adoption of ASU 2018-13 did not have a material impact on our unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included in this Form 10-Q for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods.

Liquidity and Capital Resources
As part of the actions we have taken, and are continuing to take, relating to the COVID-19 pandemic, the Company temporarily furloughed the majority of its employees, reduced a majority of non-furloughed associates’ salary or hours, including the Company’s executive officers' and the Board's annual cash retainers, canceled merchandise receipts to better align inventory with expected market demand and suspended its quarterly dividend beginning in the second quarter of fiscal 2020. The Company also significantly reduced SG&A expenses to better align operating costs with expected sales and reduced planned capital expenditures to be primarily maintenance and business essential expenses. The Company suspended rent payments commencing in April and is in active discussions with landlords to find a mutually beneficial and agreeable path forward, and is partnering with suppliers and vendors to materially reduce operating costs and extend payment terms. Subject to certain assumptions regarding the duration and severity of the COVID-19 pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Form 10-Q), we believe that cash flows from operating activities, our cash and marketable securities on hand, capacity within our credit facility and other liquidity options will be sufficient to repay our obligations for the foreseeable future.
The following table summarizes cash flows for the year-to-date period May 2, 2020 compared to last year's year-to-date period May 4, 2019:

	Thirteen Weeks Ended
	May 2, 2020	May 4, 2019
	(dollars in millions) (1)
Net cash (used in) provided by operating activities	$(99)	$6
Net cash provided by (used in) investing activities	30	(8)
Net cash provided by (used in) financing activities	95	(16)
Net increase (decrease) in cash and cash equivalents	$26	$(19)
(1) May not foot due to rounding
Operating Activities
Net cash used in operating activities for the year-to-date period of fiscal 2020 was $99 million compared to net cash provided by operating activities of $6 million in last year's year-to-date period. The change in net cash used in operating activities primarily reflects inventory build as a result of store closures in the second half of the first quarter and the effect of the CARES Act on income taxes, partially offset by the suspension of rent payments commencing April 2020.

Investing Activities
Net cash provided by investing activities for the year-to-date period of fiscal 2020 was $30 million compared to net cash used in investing activities of $8 million in last year's year-to-date period, primarily reflecting a $37 million increase in the net proceeds from the sale of marketable securities.
Financing Activities
Net cash provided by financing activities for the year-to-date period of fiscal 2020 was $95 million compared to net cash used in financing activities of $16 million in last year's year-to-date period, primarily reflecting $107 million in proceeds from borrowings.
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
The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $200 million, maturing August 2, 2023. In addition, during the term of the Agreement, the Company may request an increase to the commitments under the Agreement by up to an additional $100 million, subject to customary conditions, including obtaining the agreements from the lenders to provide such commitment increase. The interest rate applicable to the loans under the Agreement will be equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or a LIBOR, plus an interest rate margin, in each case, depending on availability under the Agreement. The Company expects borrowings to be at a LIBOR, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
On March 18, 2020, the Company borrowed an additional $106.5 million under the Agreement, resulting in $51 million available for additional borrowings under the Agreement, in addition to the potential additional $100 million amount noted above. This borrowing under the Agreement was a proactive measure in order to increase the Company’s cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the COVID-19 pandemic. In accordance with the terms of the Agreement, the proceeds from the Agreement borrowings may be used for working capital, capital expenditures or general corporate purposes. On March 18, 2020, in response to store closures due to the COVID-19 pandemic, the Company drew $106.5 million on its facility. If we borrow in excess of 90% of our current total borrowing capacity under the facility, we are subject to a cash dominion and an additional covenant, and, as such, we do not intend to exceed 90% of our borrowing capacity under the facility.
As of May 2, 2020, $149 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the unaudited condensed balance sheet included in this Form 10-Q.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.
Store and Franchise Activity
During the fiscal 2020 year-to-date period, we had 9 permanent store closures, consisting of 2 Chico's stores and 7 WHBM stores. There were no store openings in the first quarter, and we anticipate permanently closing approximately 50 to 60 stores over the remainder of fiscal 2020. However, with the disruption we have seen from the pandemic, we intend to continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise. Additionally, since the end of last year’s first quarter, we have closed 84 stores. As of May 2, 2020, the Company's franchise operations consisted of 70 international retail locations in Mexico and 2 domestic airport locations. During the second half of the first quarter of fiscal 2020, all retail stores and franchise operations were temporarily closed as a result of the COVID-19 pandemic.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our 2019 Annual Report on Form 10-K, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our 2019 Annual Report on Form 10-K.

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and business initiatives. These statements may address items such as future sales and sales initiatives, business strategies and strategic initiatives, customer traffic, gross margin expectations, SG&A expectations, including statements about the COVID-19 pandemic and actions we have taken in response thereto, expected savings, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “will,” “could,” “should,” “expects,” “believes,” “anticipates,” “plans,” “intends,” “estimates,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our 2019 Annual Report on Form 10-K and the following:
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; the effects of the COVID-19 pandemic, including uncertainties about its depth and duration (including any resurgence), as well as the impacts to economic conditions and consumer behavior (during and after the COVID-19 pandemic) and the effectiveness of store reopenings, cost reduction initiatives and other actions taken in response to the COVID-19 pandemic, and the financial impact of certain provisions of the CARES Act, changes in the general or specialty or apparel industries; significant shifts in consumer behavior; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women's private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the Company’s organizational restructure, retail fleet optimization plan and three operating priorities which are driving stronger sales through improved product and marketing; optimizing the customer journey by simplifying, digitizing and extending the Company’s unique and personalized service; and transforming sourcing and supply chain operations to increase product speed to market and improve quality), sales initiatives and multi-channel strategies, customer traffic; and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with domestic and foreign information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful recruitment of leadership and the successful transition of new members to our senior management team; uncertainties regarding future unsolicited offers to buy the Company and our ability to respond effectively to them as well as to actions of activist shareholders and others; changes in the political environment that create consumer uncertainty; significant changes to product import and distribution costs (such as unexpected consolidation in the freight carrier industry); the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results, including the impact of the coronavirus outbreak on manufacturing operations in China and our supply chain, customer traffic and our operations in general; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China), labor, political or other shifts; and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of May 2, 2020 has not significantly changed since February 1, 2020. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On August 2, 2018, we entered into a new credit agreement, as further discussed in Note 13 to our unaudited condensed consolidated financial statements included in this Form 10-Q. The Agreement, which matures on August 2, 2023, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would increase interest expense in the amount of approximately $4.9 million over the remaining term of the loan.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities primarily including corporate bonds and commercial paper. The marketable securities portfolio as of May 2, 2020, consisted of $4.6 million of securities with maturity dates within one year or less and $23.2 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of May 2, 2020, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
Information regarding legal proceedings is incorporated by reference from Note 14 to our unaudited condensed consolidated financial statements included in this Form 10-Q under the heading "Commitments and Contingencies."

ITEM 1A.	RISK FACTORS

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K should be considered as they could materially affect our business, financial condition or future results. Except as presented below, there have not been any significant changes with respect to the risks described in our 2019 Annual Report on Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

32. The ongoing COVID-19 pandemic
The COVID-19 outbreak has had, and will likely continue to have, a negative impact on our business, financial condition, results of operations and liquidity.

In December 2019, COVID-19 emerged and subsequently spread worldwide. The World Health Organization has declared COVID-19 a pandemic, resulting in local and state governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus. After closely monitoring and taking into consideration the guidance from federal, state and local governments, on March 17, 2020, the Company temporarily closed all of its retail stores. The Company also temporarily furloughed the majority of its employees, while providing continued employee benefits for eligible associates during the furlough. On April 27, 2020, the Company announced a store reopening plan across North America, which began on May 4, 2020 in accordance with local, state and federal health and safety guidelines. The Company continues to monitor developments, including government requirements and recommendations at the federate, state and local level to evaluate store closures.

The temporary closure of our stores has had and, as some stores remain closed or may close in the future, will likely continue to have, an adverse impact on our results of operations, financial position and liquidity. The store closures have led to a significant reduction in customer traffic and demand and we have incurred and may continue to incur labor and other operating costs during these closures, which have negatively impacted our results of operations. As our stores reopen, new practices or protocols could impact our business and may continue and/or increase, such as, for example, occupancy limitations. In addition, as our stores reopen, any significant reduction in our customers’ willingness to shop our stores, the levels of our customers’ spending at our stores or our employees’ willingness to staff our stores, as a result of health concerns related to the COVID-19 pandemic or its impact on the economy and consumer discretionary spending, and any increase in the cost of operating our stores due to additional health and safety precautions, may adversely impact our business operations, financial performance and liquidity.

In response to the COVID-19 pandemic and uncertain economic conditions and customer traffic and demand, we have suspended rent payments for our leased stores and have initiated negotiations to modify lease terms. However, there can be no assurances that we will be able to negotiate rent deferrals or rent abatements, or terminate the leases, on commercially reasonable terms or at all. Failure to obtain rent relief may adversely impact our business operations, financial performance and liquidity. Moreover, if we are unable to renegotiate the leases and continue to suspend rent payments, the landlords under the store leases for our stores could attempt to accelerate our future rent payments due thereunder. Any dispute regarding our leases may result in litigation with the respective landlord, and any such dispute could be costly and have an uncertain outcome.

We are in discussions with, and in some cases, we have reached agreements with, suppliers and vendors to cancel merchandise orders, extend payment terms or otherwise reduce operating costs. We have significantly reduced planned capital expenditures and other general and administrative costs. Although these expense and liquidity management initiatives may incrementally benefit our results of operations during the COVID-19 pandemic, they may adversely impact our business in future periods by negatively impacting relationships with contractual counterparties and reducing longer-term investments in our business and properties.

The COVID-19 pandemic has also resulted in periods of significant disruption and volatility in the global capital markets, which could adversely affect our ability to access the capital or financing markets, if needed, and our ability to meet our liquidity needs all of which cannot be predicted.

The full extent of the impact that the COVID-19 pandemic will have on our business is highly uncertain and difficult to predict, as the pandemic and associated containment and remediation efforts continue to rapidly evolve, and such impact will depend on many factors including the duration of any store closures, the duration of any quarantines, shelter-in-place orders or other travel restrictions, the duration and severity of the pandemic, the impact of the pandemic on consumer spending, and how quickly and to what extent normal economic and operating conditions resume. If the COVID-19 pandemic is prolonged or severe, it could amplify the negative impacts on our business, financial condition, results of operations and liquidity of, and may also heighten, many of the other risks described in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
February 2, 2020 - February 29, 2020	—	$—	—	$55,192
March 1, 2020 - April 4, 2020	241,214	3.65	—	55,192
April 5, 2020 - May 2, 2020	43,882	1.05	—	55,192
Total	285,096	3.25	—

(a) Total number of shares purchased consists of 285,096 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
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

Exhibit 3.1
Articles of Amendment to Articles of Incorporation of Chico’s FAS, Inc. Designating Series A Junior Participating Preferred Stock, dated as of April 2, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the Commission on April 3, 2020)

Exhibit 4.1
Rights Agreement, dated as of April 2, 2020, between Chico’s FAS, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K, as filed with the Commission on April 3, 2020)

Exhibit 10.1
Compensation adjustment letter agreement between the Company and David M. Oliver, dated as of February 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on February 13, 2020)

Exhibit 10.2
Form of consent to temporary 50% reduction in pay, effective April 5, 2020 (entered into with each of the following: Bonnie Brooks, Molly Langenstein, David Oliver, Greg Baker, Kristin Gwinner, Mary van Praag and Ann Joyce

Exhibit 10.3	First Amendment to Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description (as amended and restated effective January 1, 2020), effective March 31, 2020

Exhibit 10.4	Second Amendment to Chico’s FAS, Inc. Deferred Compensation Plan (as amended and restated on January 1, 2019 ), effective April 4, 2020

Exhibit 10.5
Employment letter agreement between the Company and Molly Langenstein, dated as of April 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on April 30, 2020)

Exhibit 10.6
Employment letter agreement between the Company and Bonnie R. Brooks, dated as of April 27, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on April 30, 2020)

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

Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of (Loss) Income, (ii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	June 11, 2020	By:	/s/ Bonnie R. Brooks
Bonnie R. Brooks
Chief Executive Officer, President and Director

Date:	June 11, 2020	By:	/s/ David M. Oliver
David M. Oliver
Interim Chief Financial Officer and Senior Vice President, Controller