Form 10-Q
period 2020-08-01
CHICO'S FAS, INC.
filed 2020-08-27
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020

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
At August 17, 2020, the registrant had 119,891,735 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 2020

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Loss for the Thirteen Weeks and Twenty-Six Weeks Ended August 1, 2020 (Unaudited) and August 3, 2019 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Loss for the Thirteen Weeks and Twenty-Six Weeks Ended August 1, 2020 (Unaudited) and August 3, 2019 (Unaudited)	4

	Condensed Consolidated Balance Sheets – August 1, 2020 (Unaudited), February 1, 2020 (Unaudited), and August 3, 2019 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks and Twenty-Six Weeks Ended August 1, 2020 (Unaudited) and August 3, 2019 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended August 1, 2020 (Unaudited) and August 3, 2019 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II – Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6.	Exhibits	38

Signatures		39

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$306,174	100.0%	$508,356	100.0%	$586,438	100.0%	$1,026,084	100.0%
Cost of goods sold	261,408	85.4	339,734	66.8	552,767	94.3	666,631	65.0
Gross Margin	44,766	14.6	168,622	33.2	33,671	5.7	359,453	35.0
Selling, general and administrative expenses	107,304	35.0	170,983	33.7	237,475	40.5	356,391	34.7
Goodwill and intangible impairment	—	0.0	—	0.0	113,180	19.3	—	0.0
(Loss) Income from Operations	(62,538)	(20.4)	(2,361)	(0.5)	(316,984)	(54.1)	3,062	0.3
Interest (expense) income, net	(507)	(0.2)	52	0.0	(851)	(0.1)	54	0.0
(Loss) Income before Income Taxes	(63,045)	(20.6)	(2,309)	(0.5)	(317,835)	(54.2)	3,116	0.3
Income tax (benefit) provision	(16,200)	(5.3)	—	0.0	(92,700)	(15.8)	3,400	0.3
Net Loss	$(46,845)	(15.3)%	$(2,309)	(0.5)%	$(225,135)	(38.4)%	$(284)	0.0%
Per Share Data:
Net loss per common share - basic	$(0.40)		$(0.02)		$(1.95)		$—
Net loss per common and common equivalent share – diluted	$(0.40)		$(0.02)		$(1.95)		$—
Weighted average common shares outstanding – basic	115,912		114,802		115,743		114,618
Weighted average common and common equivalent shares outstanding – diluted	115,912		114,802		115,743		114,618

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net loss	$(46,845)	$(2,309)	$(225,135)	$(284)
Other comprehensive loss:
Unrealized gains (losses) on marketable securities, net of taxes	108	131	(29)	194
Foreign currency translation adjustment	712	103	580	21
Comprehensive loss	$(46,025)	$(2,075)	$(224,584)	$(69)

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	August 1, 2020	February 1, 2020	August 3, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$103,765	$63,972	$99,634
Marketable securities, at fair value	20,742	63,893	63,446
Inventories	235,844	246,737	227,736
Prepaid expenses and other current assets	31,446	41,069	41,469
Income tax receivable	85,940	7,131	6,450
Total Current Assets	477,737	422,802	438,735
Property and Equipment, net	271,750	315,382	337,049
Right of Use Assets	571,992	648,397	697,332
Other Assets:
Goodwill	16,360	96,774	96,774
Other intangible assets, net	6,164	38,930	38,930
Other assets, net	28,931	20,374	17,468
Total Other Assets	51,455	156,078	153,172
	$1,372,934	$1,542,659	$1,626,288
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$108,166	$134,204	$137,142
Current lease liabilities	218,691	157,043	158,866
Other current and deferred liabilities	111,318	114,498	108,861
Total Current Liabilities	438,175	405,745	404,869
Noncurrent Liabilities:
Long-term debt	149,000	42,500	50,000
Long-term lease liabilities	482,380	555,922	611,308
Other noncurrent and deferred liabilities	6,529	8,188	8,860
Deferred taxes	52	212	2,129
Total Noncurrent Liabilities	637,961	606,822	672,297
Commitments and Contingencies (see Note 14)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 161,188 and 159,715 and 159,297 shares issued respectively; and 119,891 and 118,418 and 118,000 shares outstanding, respectively	1,199	1,184	1,180
Additional paid-in capital	495,163	492,129	487,789
Treasury stock, at cost, 41,297 shares, respectively	(494,395)	(494,395)	(494,395)
Retained earnings	294,708	531,602	554,694
Accumulated other comprehensive gain (loss)	123	(428)	(146)
Total Shareholders’ Equity	296,798	530,092	549,122
	$1,372,934	$1,542,659	$1,626,288

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, May 2, 2020	119,586	$1,196	$493,140	41,297	$(494,395)	$341,563	$(697)	$340,807
Net loss	—	—	—	—	—	(46,845)	—	(46,845)
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	108	108
Foreign currency translation adjustment	—	—	—	—	—	—	712	712
Issuance of common stock	354	3	(4)	—	—	—	—	(1)
Dividends on common stock	—	—	—	—	—	(10)	—	(10)
Repurchase of common stock & tax withholdings related to share-based awards	(49)	—	(62)	—	—	—	—	(62)
Share-based compensation	—	—	2,089	—	—	—	—	2,089
BALANCE, August 1, 2020	119,891	$1,199	$495,163	41,297	$(494,395)	$294,708	$123	$296,798

BALANCE, May 4, 2019	117,968	$1,180	$485,805	41,297	$(494,395)	$567,233	$(380)	$559,443
Net loss	—	—	—	—	—	(2,309)	—	(2,309)
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	131	131
Foreign currency translation adjustment	—	—	—	—	—	—	103	103
Issuance of common stock	48	—	45	—	—	—	—	45
Dividends on common stock ($0.0875 per share)	—	—	—	—	—	(10,230)	—	(10,230)
Repurchase of common stock & tax withholdings related to share-based awards	(16)	—	(55)	—	—	—	—	(55)
Share-based compensation	—	—	1,994	—	—	—	—	1,994
BALANCE, August 3, 2019	118,000	$1,180	$487,789	41,297	$(494,395)	$554,694	$(146)	$549,122

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Amount			Total
BALANCE, February 1, 2020	118,418	$1,184	$492,129	41,297	$(494,395)	$531,602	$(428)	$530,092
Cumulative effect of adoption of ASU 2016-13 (see Note 1)	—	—	—	—	—	(838)	—	(838)
BALANCE, February 1, 2020, as adjusted	118,418	1,184	492,129	41,297	(494,395)	530,764	(428)	529,254
Net loss	—	—	—	—	—	(225,135)	—	(225,135)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(29)	(29)
Foreign currency translation adjustment	—	—	—	—	—	—	580	580
Issuance of common stock	1,808	18	233	—	—	—	—	251
Dividends on common stock ($0.0900 per share)	—	—	—	—	—	(10,921)	—	(10,921)
Repurchase of common stock & tax withholdings related to share-based awards	(335)	(3)	(992)	—	—	—	—	(995)
Share-based compensation	—	—	3,793	—	—	—	—	3,793
BALANCE, August 1, 2020	119,891	$1,199	$495,163	41,297	$(494,395)	$294,708	$123	$296,798

BALANCE, February 2, 2019	116,949	$1,169	$486,406	41,297	$(494,395)	$587,145	$(361)	$579,964
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(1,287)	—	(1,287)
BALANCE, February 2, 2019, as adjusted	116,949	1,169	486,406	41,297	(494,395)	585,858	(361)	578,677
Net loss	—	—	—	—	—	(284)	—	(284)
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	194	194
Foreign currency translation adjustment	—	—	—	—	—	—	21	21
Issuance of common stock	1,490	15	377	—	—	—	—	392
Dividends on common stock ($0.2625 per share)	—	—	—	—	—	(30,880)	—	(30,880)
Repurchase of common stock & tax withholdings related to share-based awards	(439)	(4)	(2,480)	—	—	—	—	(2,484)
Share-based compensation	—	—	3,486	—	—	—	—	3,486
BALANCE, August 3, 2019	118,000	$1,180	$487,789	41,297	$(494,395)	$554,694	$(146)	$549,122

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
Cash Flows from Operating Activities:
Net loss	$(225,135)	$(284)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill and intangible impairment	113,180	—
Inventory write-offs	54,308	6,232
Depreciation and amortization	33,613	46,826
Non-cash lease expense	100,710	106,961
Exit of frontline Canada operations	498	—
Right of use asset impairment	3,236	—
Loss on disposal and impairment of property and equipment, net	18,637	196
Deferred tax benefit	(6,756)	(2,639)
Share-based compensation expense	3,793	3,486
Changes in assets and liabilities:
Inventories	(44,926)	1,250
Prepaid expenses and other assets	2,743	(9,897)
Income tax receivable	(78,809)	5,465
Accounts payable	(26,300)	(16,509)
Accrued and other liabilities	(338)	(5,884)
Lease liability	(38,673)	(114,186)
Net cash (used in) provided by operating activities	(90,219)	21,017
Cash Flows from Investing Activities:
Purchases of marketable securities	(5,212)	(25,615)
Proceeds from sale of marketable securities	48,326	24,384
Purchases of property and equipment	(8,151)	(14,076)
Net cash provided by (used in) investing activities	34,963	(15,307)
Cash Flows from Financing Activities:
Proceeds from borrowings	106,500	—
Payments on borrowings	—	(7,500)
Proceeds from issuance of common stock	251	392
Dividends paid	(10,701)	(20,633)
Payments of tax withholdings related to share-based awards	(995)	(2,484)
Net cash provided by (used in) financing activities	95,055	(30,225)
Effects of exchange rate changes on cash and cash equivalents	(6)	21
Net increase (decrease) in cash and cash equivalents	39,793	(24,494)
Cash and Cash Equivalents, Beginning of period	63,972	124,128
Cash and Cash Equivalents, End of period	$103,765	$99,634

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,277	$1,149
Cash received for income taxes, net	$7,541	$1,449

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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended August 1, 2020 are not necessarily indicative of the results that may be expected for the entire year.

Exit of Canada Frontline Operations
On July 30, 2020, Chico’s FAS Canada, Co., an immaterial subsidiary of the Company, filed for bankruptcy with the Ontario, Canada office of the Superintendent in Bankruptcy. This action resulted in the permanent closure of four Chico’s and six White House Black Market ("WHBM") boutiques in Ontario, Canada. The permanent closure of the Canadian boutiques, which constitute all of the Company’s Canadian boutiques, is part of the Company’s ongoing cost-savings measures taken to mitigate the impact of the novel strain of coronavirus ("COVID-19") pandemic and address the operational and financial challenges associated with operating in Canada. In connection with this effort, in the second quarter of fiscal 2020, we exited our Canada frontline operations and recorded on a net basis a non-material charge, including the realization of a cumulative foreign currency translation adjustment.
Reclassifications
Certain reclassifications have been made to the prior period's financial statements to enhance the comparability with the current year's financial statements. As a result, certain line items have been amended in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows to conform to the current period's presentation.
Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The COVID-19 pandemic (the "pandemic") has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact our results of operations. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our actual results could materially differ from those estimates in future periods.
COVID-19 Pandemic
During the thirteen and twenty-six weeks ended August 1, 2020, the Company experienced varying degrees of business disruptions and periods of store closures or reduced operating hours as a result of the pandemic which had a material adverse impact on our business operations and operating results, and operating cash flows. Throughout the first half of the fiscal year, the Company was able to navigate a rapidly changing retail landscape by leveraging its omni-channel capabilities and reopening of most of its stores in accordance with local, state and federal and safety guidelines and regulations. As of August 1, 2020, we were operating with approximately 96% of our store base opened to the public under reduced hours and enhanced safety protocols that limit capacity, follow strict social distancing practices and the use of proper protective equipment such as rigorous cleaning routines and hand sanitizer stations to ensure the safety of employees and customers. While the length and severity and impact of the pandemic is uncertain, we expect that our business and results of operations, including our net sales, earnings and cash flows, will be materially adversely impacted through the remainder of fiscal 2020.
In response to the pandemic, the Company has taken actions to reinforce its financial position and liquidity. Specific actions include: significantly reducing its expense structure, centralizing key functions to create a nimbler organization to better align costs with expected sales; suspending its quarterly dividend commencing April 2020; aligning inventory receipts with expected demand; partnering with suppliers and vendors to reduce operating costs and extend payment terms; and reviewing real estate and actively negotiating with landlords to deliver rent relief in the form of reductions, abatements and other concessions. Furthermore, our financial position and liquidity are being meaningfully bolstered by strong digital performance across all brands and sales from reopened retail stores. As discussed in more detail in Item 1A "Risk Factors" of our Form 10-K and Quarterly Report on Form 10-Q for the quarter ended May 2, 2020, the Company is subject to certain risks and uncertainties. There can be no assurance that the actual future results, performance, benefits, or achievements that we expect from our strategies, systems, initiatives, or products, including our measures to mitigate the operating and financial impact of the pandemic, will occur. Although the pandemic has had a material adverse impact on our business operations and operating results and cash flows, we believe we have sufficient liquidity from operations and capacity within our credit facility and other liquidity options to repay our obligations for the foreseeable future.
Adoption of New Accounting Pronouncements

In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Question-and-Answer (“Q&A”) (hereinafter, the practical expedient) to clarify whether lease concessions related to the effects of the pandemic require the application of the lease modification guidance under the new lease standard, which the Company adopted on February 3, 2019. The Company has elected to apply the temporary practical expedient and not treat changes to certain leases due to the effects of the pandemic as modifications. See Note 8 for the effect the adoption of this practical expedient had on our unaudited condensed consolidated financial statements.
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
Effective February 2, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). The update and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company has developed processes for assessment and documentation, model development and validation. The implementation of ASU 2016-13 and related increase to the allowance for credit losses did not have a material impact on our unaudited condensed consolidated financial statements. The guidance is to be applied using the modified-retrospective approach. As a result of the adoption of ASU 2016-13, the Company recorded a cumulative effect adjustment of $0.8 million as a decrease to opening retained earnings on February 2, 2020.

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

3. GOODWILL AND INTANGIBLE IMPAIRMENT CHARGES
Fiscal 2020 Interim Impairment Assessment
Goodwill and other indefinite-lived intangible assets are assessed for impairment at least annually. We perform our annual impairment test during the fourth quarter, or more frequently when circumstances indicate carrying values may not be recoverable. In assessing the possibility that a reporting unit’s fair value has been reduced below its carrying amount due to the occurrence of events or circumstances between annual impairment testing dates, we consider various macroeconomic, industry-specific and Company-specific factors, including: (i) severe adverse industry or economic trends; (ii) significant Company-specific actions; (iii) current, historical or projected deterioration of the Company’s financial performance; or (iv) a sustained decrease in the Company’s market capitalization. During the first quarter of fiscal 2020, the Company experienced a significant decline in its market capitalization and disruptions to its operations as a result of the pandemic. As a result, the Company reduced its level of forecasted earnings for fiscal 2020 and future periods across all of its brands. In light of the decline in the Company's stock price and market capitalization, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2020.
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach as of April 4, 2020, which was the last day in the second month of the first fiscal quarter. The valuation of the Company's goodwill and indefinite-lived intangible assets was determined with the assistance of an independent valuation firm using the income approach (discounted cash flow ("DCF") method) and relief from royalty method, respectively. We applied a 100% weighting to the income approach as we were able to provide detailed forecasts for the foreseeable future to perform a DCF analysis. We did not utilize a market approach in the fair value assessment of the reporting units as the implied EBITDA multiples from the market approach did not yield reasonable fair values given the volatile market conditions at the time of the assessment. Furthermore, the Company’s publicly traded market capitalization was reconciled to the sum of the fair values of the reporting units estimated using the income approach described above. The fair value of our trademark was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trademark.
Changes in key assumptions and the resulting reduction in projected future cash flows included in the interim test resulted in a decrease in the fair values of our Chico's and White House Black Market ("WHBM") reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following pre-tax goodwill impairment charges during the twenty-six weeks ended August 1, 2020: a charge of $20.0 million at the Chico's reporting unit to write down the carrying value of the goodwill to $16.4 million and a charge of $60.4 million at the WHBM reporting unit, reducing the carrying value of goodwill to zero. In addition, the Company recognized pre-tax impairment charges to write down the carrying values of its other indefinite-lived intangible assets to their fair values as follows: $28.0 million of our WHBM trademark and $4.8 million of our Chico's franchise rights. The carrying values of the trademark and franchise rights was $6.0 million and $0.2 million, respectively, and are included in other intangible assets, net, in the accompanying unaudited condensed consolidated balance sheet as of August 1, 2020. These impairment charges are included in goodwill and intangible impairment in the accompanying unaudited condensed consolidated statements of loss.
The Company evaluated the need to perform an additional interim quantitative impairment test for its goodwill and indefinite-lived intangible assets during the thirteen weeks ended August 1, 2020. We considered macroeconomic, industry-specific and Company-specific factors in addition to the estimates and assumptions used in our most recently completed goodwill and indefinite-lived intangible assets analysis. Based on the qualitative analysis, among other factors, we determined that we currently do not have a triggering event that would require the additional testing of goodwill and indefinite-lived intangible assets subsequent to the testing performed as of April 4, 2020, and accordingly, we did not record any goodwill and indefinite-lived intangible asset impairment charges during the thirteen weeks ended August 1, 2020.
The following table details the changes in goodwill for each reportable segment, as applicable:

	Chico's Reporting Unit	WHBM Reporting Unit	Total (1)

	(in thousands)
Balance at February 1, 2020	$36,403	$60,371	$96,774
Impairment charges	(20,043)	(60,371)	(80,414)
Balance at August 1, 2020	$16,360	$—	$16,360
(1) There is no goodwill associated with the Intimates Group reporting unit and, therefore, no analysis has been performed.
The following table details the changes in other indefinite-lived intangible assets, net:

	WHBM Trademark	Chico's Franchise Rights	Total

	(in thousands)
Balance at February 1, 2020	$34,000	$4,930	$38,930
Impairment charges	(28,000)	(4,766)	(32,766)
Balance at August 1, 2020	$6,000	$164	$6,164

4. LONG-LIVED ASSET IMPAIRMENT CHARGES RELATED TO THE COVID-19 PANDEMIC
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
During the thirteen and twenty-six weeks ended August 1, 2020, the Company experienced varying degrees of business disruptions and periods of store closures or reduced operating hours as a result of the pandemic. In light of the impact of the pandemic and lower-than-expected earnings for fiscal 2020 and future periods, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test its long-lived assets for impairment during the thirteen and twenty-six weeks ended August 1, 2020.
During the twenty-six weeks ended August 1, 2020, we completed an evaluation of our long-lived assets which primarily consisted of leasehold improvements at certain underperforming stores for indicators of impairment as a result of the impact of the pandemic, and consequently, recorded pre-tax impairment charges of approximately $18.5 million. These charges are primarily included in cost of goods sold in the accompanying unaudited condensed consolidated statements of loss. Pre-tax impairment charges reduced the net carrying value of long-lived assets at retail stores to their estimated fair value, as determined using a discounted cash flow model. Pre-tax impairment charges for the thirteen weeks ended August 1, 2020 and thirteen and twenty-six weeks ended May 4, 2019 were immaterial.
During the thirteen and twenty-six ended August 1, 2020, we completed an evaluation of our operating lease assets for indicators of impairment as a result of the impact of the pandemic, and consequently, recorded pre-tax impairment charges of approximately $0.8 million and $3.2 million, respectively, which is included in cost of goods sold within the accompanying unaudited condensed consolidated statements of loss.

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
Primarily as a result of changes in the market for certain Company products and the resulting slowdown in sell through rates due to the impact of the pandemic, carrying amounts for those inventories were reduced by $12.3 million and $55.4 million for the thirteen and twenty-six weeks ended August 1, 2020, respectively. These inventory write-offs are included in cost of goods sold in the accompanying unaudited condensed consolidated statements of loss. Inventory write-offs for the thirteen and twenty-six weeks ended August 3, 2019 were $1.3 million and $6.2 million, respectively.

6. REVENUE RECOGNITION
Disaggregated Revenue
The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale revenue, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
Chico's	$139,584	45.6%	$268,924	52.9%	$271,021	46.3%	$545,626	53.2%
WHBM	82,253	26.9	139,809	27.5	166,173	28.3	300,754	29.3
Soma	84,337	27.5	99,623	19.6	149,244	25.4	179,704	17.5
Total Net Sales	$306,174	100.0%	$508,356	100.0%	$586,438	100.0%	$1,026,084	100.0%

Accounting Policies
The Company recognizes revenue pursuant to Accounting Standard Codification ("ASC") 606, Revenue Recognition ("ASC 606"), as established by ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and Company issued coupons, promotional discounts and employee discounts. Sales from our websites and catalogs are recognized at the time of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying unaudited condensed consolidated statements of loss. Amounts paid by customers to cover shipping and handling costs are immaterial. Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from revenue. Licensing and wholesale revenue, which is not a significant component of total revenue, is recognized based on the contractual royalty rate on franchisee revenue, or based upon delivery of products, except when the customer has a contractual right of return, respectively.
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
Contract Liability
Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of August 1, 2020, February 1, 2020 and August 3, 2019, contract liabilities primarily consisted of gift cards of $33.8 million, $40.1 million and $30.6 million, respectively.
For the thirteen and twenty-six weeks ended August 1, 2020, the Company recognized $4.8 million and $12.8 million, respectively, of revenue that was previously included in the gift card contract liability as of February 1, 2020. For the thirteen and twenty-six weeks ended August 3, 2019, the Company recognized $7.6 million and $19.5 million, respectively, of revenue that was previously included in the gift card contract liability as of February 2, 2019. The contract liability for our loyalty program was not material as of August 1, 2020, February 1, 2020 or August 3, 2019.

Performance Obligation
For the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

7. RETAIL FLEET OPTIMIZATION PLAN
In the fourth quarter of fiscal 2018, the Company announced a three-year retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. This initiative is part of the Company's efforts to better capitalize on its omnichannel platform, reduce costs, and improve our profitability and return on invested capital. For the thirteen and twenty-six weeks ended August 3, 2019, the Company recorded $3.0 million and $7.9 million, respectively, in pre-tax accelerated depreciation of property and equipment within cost of goods sold in the accompanying unaudited condensed consolidated statements of loss associated with this retail fleet optimization plan. Accelerated depreciation on property and equipment reflects the impact of a change in the useful life of store assets for store closures added as a result of the Company's retail fleet optimization plan. Accelerated depreciation of property and equipment associated with this retail fleet optimization plan for the thirteen and twenty-six weeks ended August 1, 2020 was immaterial.

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
The Company deferred substantially all rent payments due in the months of April, May and June 2020 and made reduced rent payments in July 2020. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any potential amounts to be probable. In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. The Company has elected to account for the concessions agreed to by landlords that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee as though enforceable rights and obligations for those concessions existed in the original lease agreements and the Company has elected to not remeasure the related lease liabilities and right-of-use assets. During the thirteen and twenty-six weeks ended August 1, 2020, we have received concessions from certain landlords in the form of rent deferrals and other lease or rent modifications. Where the lease concessions negotiated did not substantially increase the rights of the lessor or the obligations of the Company under the lease, we have elected to account for these rent concessions as though enforceable rights and obligations for those concessions existed in the original lease agreements and have recorded a non-interest bearing payable for the deferred rent payments. Executed leases amendments that extended the lease term were treated as modifications under ASC 842, Leases. The recognition of rent concessions that were not in the form of lease extensions did not have a material impact on our unaudited condensed consolidated statement of loss for the thirteen and twenty-six weeks ended August 1, 2020. In addition, the Company has continued recording lease expense during the deferral period in accordance with its existing policies.

Operating lease expense was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease cost (1)	$59,558	$62,341	$120,562	$127,243

(1) For the thirteen and twenty-six weeks ended August 1, 2020, includes approximately $7.7 million and $16.1 million, respectively, in variable lease costs. For the thirteen and twenty-six weeks ended August 3, 2019, includes approximately $5.0 million and $13.0 million, respectively, in variable lease costs.
Supplemental balance sheet information related to operating leases was as follows:

	August 1, 2020	February 1, 2020	August 3, 2019
Right of use assets (1)	$571,992	$648,397	$697,332

Current lease liabilities	$218,691	$157,043	$158,866
Long-term lease liabilities	482,380	555,922	611,308
Total operating lease liabilities	$701,071	$712,965	$770,174

Weighted Average Remaining Lease Term (years)	4.6	4.8	5.0

Weighted Average Discount Rate (2)	5.5%	5.6%	5.7%

(1) During the thirteen and twenty-six weeks ended August 1, 2020, we completed an evaluation of our operating lease assets for indicators of impairment as a result of the impact of the pandemic, and consequently, recorded pre-tax impairment charges of approximately $0.8 million and $3.2 million, respectively, which is included in cost of goods sold, pre-tax, in the accompanying unaudited condensed consolidated statements of loss.
(2) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$38,673	(1)	$114,186
Right of use assets obtained in exchange for lease obligations, non-cash	12,775		15,465

(1) The Company deferred substantially all rent payments due in the months of April, May and June 2020, and made reduced rent payments in July 2020. We are in active discussions with landlords to find a mutually beneficial and agreeable path forward.

Maturities of operating lease liabilities as of August 1, 2020 were as follows:

Fiscal Year Ending:
January 30, 2021	$156,617
January 29, 2022	190,630
January 28, 2023	153,349
February 4, 2024	106,104
February 1, 2025	77,695
Thereafter	108,998
Total future minimum lease payments	$793,393
Less imputed interest	(92,322)
Total	$701,071

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

9. SHARE-BASED COMPENSATION
For the twenty-six weeks ended August 1, 2020 and August 3, 2019, share-based compensation expense was $3.8 million and $3.5 million, respectively. As of August 1, 2020, approximately 11.1 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan, which became effective upon shareholder approval at the 2020 Annual Meeting of Shareholders on June 25, 2020.
Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant, except for a restricted stock award granted to our Chief Executive Officer ("CEO") in fiscal 2019, which vests over a four-year period from the date of grant and is described further in the Company’s Current Report on Form 8-K/A filed with the SEC on August 20, 2019.
Restricted stock award activity for the twenty-six weeks ended August 1, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,180,016	$5.47
Granted	2,656,188	3.39
Vested	(928,438)	7.36
Forfeited	(931,041)	4.80
Unvested, end of period	3,976,725	3.79

Restricted Stock Units
Restricted stock units vest 100% one year from the date of grant with certain rights to defer settlement in shares of our common stock.
Restricted stock unit activity for the twenty-six weeks ended August 1, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	71,740	$5.81
Granted	108,750	1.25
Vested	(16,560)	8.76
Forfeited	—	—
Unvested, end of period	163,930	2.49

Performance-based Restricted Stock Units
For the twenty-six weeks ended August 1, 2020, we granted performance-based restricted stock units ("PSUs"), contingent upon the achievement of Company-specific performance goals during the three fiscal years 2020 - 2022. Any units earned as a result of the achievement of the performance goal will vest 100% three years from the date of grant and will settle in shares of our common stock.

Performance-based restricted stock unit activity for the twenty-six weeks ended August 1, 2020 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,042,138	$2.48
Granted	1,167,187	3.45
Vested	(29,320)	14.22
Forfeited	(763,359)	3.61
Unvested, end of period	2,416,646	2.50

Stock Option Awards
For the twenty-six weeks ended August 1, 2020 and August 3, 2019, we did not grant any stock options.
Stock option activity for the twenty-six weeks ended August 1, 2020 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	168,335	$13.42
Granted	—	—
Exercised	—	—
Forfeited or expired	(87,501)	13.69
Outstanding and exercisable, end of period	80,834	13.13

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
For the thirteen weeks ended August 1, 2020 and August 3, 2019, the Company's effective tax rate was 25.7% and 0.0%, respectively. The effective tax rate of 25.7% for the thirteen weeks ended August 1, 2020 includes the annual benefit of the fiscal 2020 pre-tax loss due the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which is slightly offset by the impact of nondeductible book goodwill impairment charges. In addition, during the thirteen weeks ended August 1, 2020, the Company recognized a small valuation allowance against certain state tax credit carryforwards that are expected to expire unutilized in the future. The 0.0% effective tax rate for the thirteen weeks ended August 3, 2019 was primarily the result of an income tax benefit on the quarter's operating loss, offset by a true-up from the first quarter provision due to an increase in the forecasted annual effective tax rate.
For the twenty-six weeks ended August 1, 2020 and August 3, 2019, the Company's effective tax rate was 29.2% and 109.1%, respectively. The effective tax rate of 29.2% for the twenty-six weeks ended August 1, 2020 was primarily impacted by the benefits provided by the enactment of the CARES Act, which was reduced by the unfavorable impact of the Company’s book goodwill impairment, a valuation allowance on certain state tax credit carryforwards that are expected to expire unutilized and share-based compensation expense. The 109.1% effective tax rate for the twenty-six weeks ended August 3, 2019 was primarily the result of the additional tax expense related to employee share-based awards against lower pre-tax income.
    As of August 1, 2020, our unaudited condensed consolidated balance sheet reflected an $83.0 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.

11. LOSS PER SHARE
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of loss per common share pursuant to the "two-class" method. For the Company, participating securities are comprised entirely of unvested restricted stock awards granted prior to fiscal 2020 and PSUs that have met their relevant performance criteria.
Net loss per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted net loss per share reflects the dilutive effect of potential common shares from non-participating securities such as restricted stock awards granted after fiscal 2019, stock options, PSUs and restricted stock units.
The following table sets forth the computation of net loss per basic and diluted share shown on the face of the accompanying condensed consolidated statements of loss:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Numerator
Net loss	$(46,845)	$(2,309)	$(225,135)	$(284)
Net income and dividends declared allocated to participating securities	—	—	(193)	—
Net loss available to common shareholders	$(46,845)	$(2,309)	$(225,328)	$(284)
Denominator
Weighted average common shares outstanding – basic	115,912,031	114,802,252	115,743,004	114,618,153
Dilutive effect of non-participating securities	—	—	—	—
Weighted average common and common equivalent shares outstanding – diluted	115,912,031	114,802,252	115,743,004	114,618,153
Net loss per common share:
Basic	$(0.40)	$(0.02)	$(1.95)	$—
Diluted	$(0.40)	$(0.02)	$(1.95)	$—

For the thirteen weeks ended August 1, 2020 and August 3, 2019, 2.6 million and 0.8 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the twenty-six weeks ended August 1, 2020 and August 3, 2019, 2.6 million and 0.4 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

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

Marketable securities are classified as available-for-sale and as of August 1, 2020 generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities, with $9.7 million of securities with maturity dates within one year or less and $11.0 million with maturity dates over one year and less than two years.
We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive gain (loss) until realized, and any credit risk related losses recognized in net income the period incurred. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
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

Assets Measured on a Recurring Basis
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts and assets held in our non-qualified deferred compensation plan. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third-party pricing entities, except for U.S. government securities which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our unaudited condensed consolidated balance sheets.

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
The following tables presents quantitative information about the Level 3 significant unobservable inputs for the WHBM trademark measured at fair value as of April 4, 2020 and long-lived assets and operating lease assets at retail stores as of August 1, 2020:
Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

WHBM Trademark	$6,000	Relief from royalty	Weighted-average cost of capital	11% to 13%
			Long-term revenue growth rate	-2.5% to 0%
Long-lived assets and operating lease assets at retail stores (1)	$89,819	Discounted cash flow	Weighted-average cost of capital	9.5 % to 11.5%
			Long-term revenue growth rate	-10% to 15%

(1) The fair value of long-lived assets and operating lease assets at retail stores of $89.8 million specifically relates to only those stores which had impairment charges during the twenty-six weeks ended August 1, 2020.
The fair value of goodwill for the Chico's and WHBM reporting units and WHBM trademark as of April 4, 2020 was $16.4 million, zero and $6.0 million, respectively. The carrying value of goodwill for the Chico's and WHBM reporting units and WHBM trademark as of February 1, 2020 and August 3, 2019 was $36.4 million, $60.4 million and $34.0 million, respectively.
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach as of April 4, 2020, which was the last day in the second month of the first fiscal quarter. For the twenty-six weeks ended August 1, 2020, we recognized $113.2 million in goodwill and indefinite-lived intangible impairment charges as further discussed in Note 3, and $18.5 million in impairment charges primarily consisting of leasehold improvements at certain underperforming stores, and $3.2 million in impairment charges for operating lease assets, as further discussed in Note 4. Impairment charges related to long-lived assets for the twenty-six weeks ended August 3, 2019 were immaterial.
As of August 1, 2020, February 1, 2020 and August 3, 2019, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model or changes in operating performance. The most sensitive assumptions in our estimates include short and long-term revenue recoverability rates as a result of the pandemic, which could impact future impairment charges.
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

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using			Twenty-Six Weeks Ended August 1, 2020
	Balance as of August 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$34,581	$34,581		$—
Marketable securities:
Corporate bonds	20,742	—	20,742	—
Noncurrent Assets
Deferred compensation plan	7,818	7,818	—	—
Total recurring fair value measurements	$63,141	$42,399	$20,742	$—
Nonrecurring fair value measurements:
Noncurrent Assets
Goodwill	$16,360	$—	$—	$16,360	$(80,414)
Trademark	6,000	—	—	6,000	(28,000)
Long-lived assets (1)	6,867	—	5,990	877	(18,493)
Operating lease assets (1)	88,942	—	—	88,942	(3,236)
Total nonrecurring fair value measurements	$118,169	$—	$5,990	$112,179	$(130,143)

	Balance as of February 1, 2020
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$621	$621	$—	$—
Marketable securities:
Corporate bonds	62,645	—	62,645	—
Commercial paper	1,248	—	1,248	—
Noncurrent Assets
Deferred compensation plan	7,464	7,464	—	—
Total recurring fair value measurements	$71,978	$8,085	$63,893	$—

	Balance as of August 3, 2019
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$286	$286	$—	$—
Marketable securities:
Corporate bonds	60,476	—	60,476	—
Commercial paper	2,970	—	2,970	—
Noncurrent Assets
Deferred compensation plan	7,112	7,112	—	—
Total recurring fair value measurements	$70,844	$7,398	$63,446	$—

(1) The fair value of long-lived assets and operating lease assets of $6.9 million and $88.9 million, respectively, specifically relates to only those assets which had impairment charges during the twenty-six weeks ended August 1, 2020.

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
As of August 1, 2020, our outstanding debt consisted of $149.0 million in borrowings under the Agreement. As of August 1, 2020, deferred financing costs of $0.4 million was outstanding related to the Agreement and is presented in other current assets in the accompanying unaudited condensed consolidated balance sheets. On March 18, 2020, in response to store closures due to the pandemic, the Company drew $106.5 million on its facility. If we borrow in excess of 90% of our current total borrowing capacity under the facility, we are subject to a cash dominion and an additional covenant, and, as such, we do not intend to exceed 90% of our borrowing capacity under the facility.

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
In May 2019, the Company was named as a defendant in Fisher v. Chico's FAS, Inc., a putative class action filed in the United States District Court for the Southern District of California. The complaint alleges that the Company advertised fictitious prices and corresponding phantom discounts on its made-for-outlet products in its Chico's outlets in violation of California's Unfair Competition Laws, California's False Advertising Laws and the California Consumer Legal Remedies Act. On October 22, 2019, the parties attended a mediation. Thereafter, the plaintiff voluntarily dismissed the case from federal court on March 5, 2020, and re-filed the complaint in San Diego County Superior Court. Subsequently, the case was settled by the parties on June 9, 2020 and a dismissal was filed with the San Diego County Superior Court on August 10, 2020. The resolution was not material to our annual consolidated financial statements.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of August 1, 2020 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.
15. SUBSEQUENT EVENTS
The Company is in active discussions with landlords to abate, reduce or defer lease payments for the months of suspended or reduced rent payments, and future lease obligations.

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

Executive Overview
Chico’s FAS is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands - Chico’s®, White House Black Market® and Soma® - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. Our distinct lifestyle brands serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic and international retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels.
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
Exit of Canada Frontline Operations
On July 30, 2020, Chico’s FAS Canada, Co., an immaterial subsidiary of the Company, filed for bankruptcy with the Ontario, Canada office of the Superintendent in Bankruptcy. This action resulted in the permanent closure of four Chico’s and six White House Black Market ("WHBM") boutiques in Ontario, Canada. The permanent closure of the Canadian boutiques, which constitute all of the Company’s Canadian boutiques, is part of the Company’s ongoing cost-savings measures taken to mitigate the impact of the novel strain of coronavirus ("COVID-19") pandemic and address the operational and financial challenges associated with operating in Canada. In connection with this effort, in the second quarter of fiscal 2020, we exited our Canada frontline operations and recorded on a net basis a non-material charge, including the realization of a cumulative foreign currency translation adjustment.
Select Financial Results
The following table depicts select financial results for the thirteen and twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
	(in millions, except per share amounts)
Net sales	$306	$508	$586	$1,026
Significant charges (1):
Inventory write-offs	12	—	55	—
Long-lived store asset impairment	—	—	18	—
Right of use asset impairment	—	—	2	—
Goodwill impairment	—	—	80	—
Indefinite-lived asset impairment	—	—	33	—
(Loss) income from operations	(63)	(2)	(318)	3
Net loss	(47)	(2)	(225)	(0.3)
Net loss per common and common equivalent share - diluted	$(0.40)	$(0.02)	$(1.95)	$—
(1) Includes only significant charges related to the pandemic.

Overview of Financial Results
During the thirteen and twenty-six weeks ended August 1, 2020, the Company experienced varying degrees of business disruptions and periods of store closures or reduced operating hours as a result of the COVID-19 pandemic (the “pandemic”). Throughout the first half of the fiscal year, the Company was able to navigate a rapidly changing retail landscape by leveraging its omni-channel capabilities and reopening most of its stores. Sales exceeded Company expectations across all brands during the back half of the second quarter. As of August 1, 2020, approximately 96% of the store base were open to the public.
The Company recognized significant inventory write-offs and impairment charges as a result of the pandemic during the thirteen and twenty-six weeks ended August 1, 2020, however, the impact was partially mitigated by strong digital commerce performance and the Company’s ongoing cost-saving measures.
The Company’s cash flow for the twenty-six weeks ended August 1, 2020 also reflects the impact of the pandemic. We continued to take aggressive and prudent actions to drive sales, monetize inventory, reduce expenses and manage cash flows, including suspending or reducing rent payments, and partnering with suppliers and vendors to decrease operating costs and extend payment terms to enhance the Company’s financial position.
The Company remains confident that it currently has sufficient liquidity to repay its obligations as they become due for the foreseeable future and the Company continues to execute on its cost savings initiatives, among other liquidity measures. However, the extent to which the pandemic impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; our response to and ability to mitigate the impact of the pandemic; the negative impact the pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the pandemic subsides.
Financial Results
Loss per diluted share for the thirteen weeks ended August 1, 2020 (the "second quarter") was $0.40 compared to loss per diluted share of $0.02 for the thirteen weeks ended August 3, 2019 ("last year's second quarter"). The second quarter net loss includes the after-tax impact of inventory write-offs of approximately $8 million as a result of the pandemic. Last year's second quarter net loss includes the unfavorable impact of accelerated depreciation charges of approximately $2 million, after-tax, related to our retail fleet optimization plan.
Loss per diluted share for the twenty-six weeks ended August 1, 2020 was $1.95 compared to $0.00 per diluted share for the twenty-six weeks ended August 3, 2019. Net loss for the twenty-six weeks ended August 1, 2020 includes impairment charges and inventory write-offs relating to the impact of the pandemic of approximately $148 million, after-tax. Net loss for the twenty-six weeks ended August 3, 2019 includes the unfavorable impact of accelerated depreciation charges of approximately $6 million, after-tax, related to our retail fleet optimization plan.
Business Highlights
The Company began the second quarter primarily as a digital-only business, with year-over-year total digital sales increasing double digits in the quarter. In May 2020, the Company commenced its phased store reopening plan under enhanced safety protocols and had opened approximately 96% of its store base by the end of the second quarter. Overall, government mandates delayed store reopening plans which resulted in stores effectively being closed the same number of weeks in the second quarter as in the first quarter.
The Company continues to focus on sales and financial initiatives to improve its operational position. Specifically:

•
Our investments in and focus on our digital business are delivering positive results. Year-over-year, digital sales in the apparel group and intimates each grew double digits. Soma led the way with digital sales improving 70% in the second quarter over last year.

•	COVID-19 presented a major challenge and we took the opportunity to reassort inventory to customer demand.

•	We achieved a 37% year-over-year SG&A improvement by streamlining our organizational structure and aligning expenses with sales.

•
We are performing a strategic real estate review and reevaluating each store’s strategic value and profitability. We are evaluating options for stores not meeting elevated standards and taking action where warranted as evident by our recent exit of frontline stores in Canada.

•	We are partnering with landlords and achieving rent relief in the form of rent reductions, abatements and other concessions to partially mitigate the impact of COVID-19 on our business.

•	Our financial position and liquidity have been strengthened through accelerating online sales, store reopenings, an expense structure aligned with sales and reductions in capital spending.

•	We continued to invest in and focus on innovation in technology, product and marketing.
Fiscal 2020 Third Quarter and Full-Year Outlook
Given the ongoing market disruption caused by the pandemic and related uncertainty on timing and extent of the market recovery, the Company is not providing fiscal 2020 third-quarter or full-year guidance at this time.
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
On April 29, 2020, the Company announced a leadership transition, effective June 24, 2020, designed to strengthen and provide ongoing stability and continuity of the business, and to further support the Company’s future, including the following:

•	Molly Langenstein, former President, Apparel Group, became Chief Executive Officer ("CEO") and President of the Company and joined the Board;

•	Bonnie R. Brooks transitioned from CEO and President of the Company to Executive Chair of the Board; and

•	Director William S. Simon became lead independent director of the Board.

Key Performance Indicators
In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts and make strategic decisions. These key measures include comparable sales, gross margin as a percent of sales, diluted earnings per share and return on net assets ("RONA"). In light of the pandemic, we have shifted our focus to effectively manage our liquidity position, including aligning our operating cost structure with expected sales. We will continue to evaluate our other key performance measures in addition to our liquidity position. The following describes these measures.
Liquidity
Liquidity is measured through cash flow, which is the measure of cash provided by or used in operating, investing and financing activities. We believe that as a result of the Company’s extensive measures to mitigate the impact of the pandemic discussed above, we were able to, and continue to, effectively manage our liquidity position.
Comparable Sales
Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days. The Company has historically viewed comparable sales as a key performance indicator to measure the performance of our business, however, due to varying degrees of business disruptions and periods of store closures or stores operating at reduced hours as a result of the pandemic during the thirteen and twenty-six weeks ended August 1, 2020, we believe this is not a meaningful measure for the thirteen and twenty-six weeks ended August 1, 2020.
Gross Margin as a Percentage of Net Sales
Gross margin as a percentage of net sales is computed as gross margin divided by net sales. We believe gross margin as a percentage of net sales is a primary metric to measure the performance of our business as it is used to determine the value of incremental sales, and to guide pricing and promotion decisions.
Diluted Loss per Share
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

Results of Operations
Thirteen Weeks Ended August 1, 2020 Compared to the Thirteen Weeks Ended August 3, 2019
Net Loss and Loss per Diluted Share
For the second quarter, the Company reported a net loss of $47 million, or $0.40 loss per diluted share, compared to a net loss of $2 million, or $0.02 loss per diluted share in last year's second quarter. The second quarter results include a pre-tax inventory write-off of $12 million as a result of the pandemic.

Summary of Significant Charges (1)
	Thirteen Weeks Ended
	August 1, 2020
	Amount	% of Net Sales
	(dollars in millions)

Gross margin:
Inventory write-offs	$12	4.0%
Total significant charges impacting gross margin	$12	4.0%
(1) Includes only significant charges related to the pandemic.
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended
	August 1, 2020		August 3, 2019

	(dollars in millions) (1)
Chico's	$140	45.6%	$269	52.9%
WHBM	82	26.9	140	27.5
Soma	84	27.5	100	19.6
Total Net Sales	$306	100.0%	$508	100.0%
    (1) May not foot due to rounding.
For the second quarter, net sales were $306 million compared to $508 million in last year's second quarter. This 39.8% decrease reflects disruptions related to the pandemic, including the continuation of temporary store closures and limited hours during the second quarter, as well as the impact of 74 net permanent store closures since last year’s second quarter, partially offset by double-digit growth in digital performance.
The Company is not providing comparable sales figures for the second quarter as it is not a meaningful measure due to the significant impact of store closures as a result of the pandemic.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold ("COGS") and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019

	(dollars in millions)
Cost of goods sold	$261	$340
Gross margin	45	169
Gross margin percentage	14.6%	33.2%
For the second quarter, gross margin was $45 million, or 14.6% of net sales, compared to $169 million, or 33.2% of net sales, in last year's second quarter. The second quarter year-over-year decrease in gross margin primarily reflects the impact of temporary store closures which resulted in deleverage of occupancy costs as a percent of net sales as well as a pre-tax inventory write-off of $12 million, or 4.0% of net sales. The inventory write-off was driven by the slower than planned cadence of store reopenings during the first half of the second quarter and less relevant work wear and special occasion product.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center ("NSSC") expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended August 1, 2020 and August 3, 2019:

	Thirteen Weeks Ended
	August 1, 2020	August 3, 2019

	(dollars in millions)
Selling, general and administrative expenses	$107	$171
Percentage of total net sales	35.0%	33.7%
For the second quarter, SG&A was $107 million, or 35.0% of net sales, compared to $171 million, or 33.7% of net sales, for last year's second quarter. The $64 million decrease in SG&A expenses reflects the Company’s ongoing expense reduction initiatives to align its cost structure with sales.
Income Taxes
For the second quarter, the $16 million income tax benefit resulted in an effective tax rate of 25.7% compared to 0.0% for last year’s second quarter. The 25.7% effective tax rate for the second quarter includes the annual benefit of the fiscal 2020 pre-tax loss due the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which is slightly offset by the impact of nondeductible book goodwill impairment charges. In addition, during the second quarter, the Company recognized a small valuation allowance against certain state tax credit carryforwards that are expected to expire unutilized in the future. The 0.0% effective tax rate for last year's second quarter was primarily the result of an income tax benefit on the quarter's operating loss, offset by a true-up from the first quarter provision due to an increase in the forecasted annual effective tax rate.

Twenty-Six Weeks Ended August 1, 2020 Compared to the Twenty-Six Weeks Ended August 3, 2019
Net Loss and Loss per Diluted Share
For the twenty-six weeks ended August 1, 2020, the Company reported a net loss of $225 million, or $1.95 loss per diluted share, compared to net loss of $0.3 million, or $0.00 per diluted share, for the twenty-six weeks ended August 3, 2019. Results for the twenty-six weeks ended August 1, 2020 were significantly impacted by the pandemic and included the following pre-tax charges:

Summary of Significant Charges (1)
	Twenty-Six Weeks Ended
	August 1, 2020
	Amount (2)	% of Net Sales
	(dollars in millions)

Gross margin:
Inventory write-offs	$55	9.4%
Long-lived store asset impairment	18	3.2
Right of use asset impairment	2	0.4
Total significant charges impacting gross margin	76	13.0
Goodwill and intangible impairment:
Goodwill impairment	80	13.7
Indefinite-lived asset impairment	33	5.6
Total goodwill and intangible impairment charges	113	19.3
Total	$189	32.3%
(1) Includes only significant charges related to the pandemic.
(2) May not foot due to rounding.

Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Twenty-Six Weeks Ended
	August 1, 2020		August 3, 2019

	(dollars in millions) (1)
Chico's	$271	46.3%	$546	53.2%
WHBM	166	28.3	301	29.3
Soma	149	25.4	180	17.5
Total net sales	$586	100.0%	$1,026	100.0%
(1) May not foot due to rounding.
Net sales for the twenty-six weeks ended August 1, 2020 decreased to $586 million from $1,026 million for the twenty-six weeks ended August 3, 2019. This decrease of 42.8% primarily reflects disruptions related to the pandemic, including temporary store closures and limited hours during the twenty-six weeks ended August 1, 2020, and the impact of 74 net store closures since last year's second quarter, partially offset by strong digital commerce performance.
The Company is not providing comparable sales figures for the twenty-six weeks ended August 1, 2020 as it is not a meaningful measure due to the significant impact of store closures as a result of the pandemic.
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019

	(dollars in millions)
Cost of goods sold	$553	$667
Gross margin	34	359
Gross margin percentage	5.7%	35.0%
Gross margin for the twenty-six weeks ended August 1, 2020 was $34 million, or 5.7% of net sales, compared to $359 million, or 35.0% of net sales, for the twenty-six weeks ended August 3, 2019. The decrease in gross margin primarily reflects the impact of pre-tax significant charges of $76 million, 13.0% of net sales, related to inventory write-offs and store impairments as reflected in the table above, as well as the impact of temporary store closures which resulted in deleverage of occupancy costs as a percent of net sales.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the twenty-six weeks ended August 1, 2020 and August 3, 2019:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019

	(dollars in millions)
Selling, general and administrative expenses	$237	$356
Percentage of total net sales	40.5%	34.7%
For the twenty-six weeks ended August 1, 2020, SG&A was $237 million, or 40.5% of net sales, compared to $356 million, or 34.7% of net sales, for the twenty-six weeks ended August 3, 2019. This $118.9 million decrease primarily reflects the Company's actions to significantly reduce its expense structure, including centralizing key functions to create a nimbler organization to better align costs with expected sales.

Income Taxes
The effective tax rate for the twenty-six weeks ended August 1, 2020 and August 3, 2019 was 29.2% and 109.1%, respectively. The 29.2% for the twenty-six weeks ended August 1, 2020 was primarily impacted by the benefits provided by the enactment of the CARES Act, which was reduced by the unfavorable impact of the Company’s book goodwill impairment, a valuation allowance on certain state tax credit carryforwards that are expected to expire unutilized and share-based compensation expense. The effective tax rate of 109.1% for the twenty-six weeks ended August 3, 2019 was primarily the result of the additional tax expense related to employee share-based awards against lower pre-tax income.
Cash, Marketable Securities and Debt
At the end of the second quarter, cash and marketable securities totaled $125 million. Debt at the end of the second quarter totaled $149 million, remaining unchanged from the end of the first quarter of fiscal 2020.
Inventories
At the end of the second quarter, inventories, net of inventory reserves, totaled $236 million compared to $228 million at the end of last year's second quarter. Second quarter inventories were elevated year-over-year due to merchandise in-transit and inventory held for liquidation.
Income Tax Receivable
At the end of the second quarter, our unaudited condensed consolidated balance sheet reflected an $83 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.
Adoption of New Accounting Pronouncements
As discussed in Note 1 to our unaudited condensed consolidated financial statements included in this Form 10-Q, we adopted Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) ("ASU 2016-13") as of February 2, 2020. On February 2, 2020, we recorded a cumulative effect adjustment of approximately $0.8 million as a decrease to opening retained earnings upon adoption of ASU 2016-13. Adoption of ASU 2018-13 did not have a material impact on our unaudited condensed consolidated financial statements. We also adopted the temporary practical expedient issued by the FASB's Q&A in April 2020 relating to lease concessions due to the effects of the pandemic. Adoption of the practical expedient did not have a material impact on our unaudited condensed consolidated financial statements as of August 1, 2020.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included in this Form 10-Q for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods.

Liquidity and Capital Resources
In response to the pandemic, the Company has taken actions to reinforce its financial position and liquidity. Specific actions include: significantly reducing capital and expense structures, centralizing key functions to create a nimbler organization to better align costs with expected sales; suspending the quarterly dividend commencing April 2020; aligning inventory receipts with expected demand; partnering with suppliers and vendors to reduce operating costs and extend payment terms; and reviewing real estate and actively negotiating with landlords to deliver rent relief in the form of reductions, abatements and other concessions. Subject to certain assumptions regarding the duration and severity of the pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Form 10-Q), we believe that cash flows from operating activities, our cash and marketable securities on hand, capacity within our credit facility and other liquidity options will be sufficient to repay our obligations for the foreseeable future.
The following table summarizes cash flows for the year-to-date period August 1, 2020 compared to last year's year-to-date period August 3, 2019:

	Twenty-Six Weeks Ended
	August 1, 2020	August 3, 2019
	(dollars in millions)
Net cash (used in) provided by operating activities	$(90)	$21
Net cash provided by (used in) investing activities	35	(15)
Net cash provided by (used in) financing activities	95	(30)
Net increase (decrease) in cash and cash equivalents	$40	$(24)
Operating Activities
Net cash used in operating activities for the year-to-date period of fiscal 2020 was $90 million compared to net cash provided by operating activities of $21 million in last year's year-to-date period. The change in net cash used in operating activities primarily reflects the fiscal 2020 net loss, partially offset by the suspension or reduction of rent payments commencing April 2020 and reduced operational spending as sales declined.
Investing Activities
Net cash provided by investing activities for the year-to-date period of fiscal 2020 was $35 million compared to net cash used in investing activities of $15 million in last year's year-to-date period, primarily reflecting a $44 million increase in the net proceeds from the sale of marketable securities.
Financing Activities
Net cash provided by financing activities for the year-to-date period of fiscal 2020 was $95 million compared to net cash used in financing activities of $30 million in last year's year-to-date period, primarily reflecting $107 million in proceeds from borrowings and the suspension of dividend payments commencing in April 2020.
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
On March 18, 2020, the Company borrowed an additional $107 million million under the Agreement, resulting in $51 million available for additional borrowings under the Agreement, in addition to the potential additional $100 million amount noted above. This borrowing under the Agreement was a proactive measure in order to increase the Company’s cash position and preserve financial flexibility in light of current uncertainty in the global markets resulting from the pandemic. In accordance with the terms of the Agreement, the proceeds from the Agreement borrowings may be used for working capital, capital expenditures or general corporate purposes. If we borrow in excess of 90% of our current total borrowing capacity under the facility, we are subject to a cash dominion and an additional covenant, and, as such, we do not intend to exceed 90% of our borrowing capacity under the facility.
As of August 1, 2020, $149 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the unaudited condensed balance sheet included in this Form 10-Q.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.

Store and Franchise Activity
During the twenty-six weeks ended August 1, 2020, we had 28 permanent store closures, consisting of 9 Chico's stores, 17 WHBM stores and 2 Soma stores. There were no store openings in the second quarter, and we anticipate permanently closing approximately 25 to 50 stores over the remainder of fiscal 2020. However, with the disruption we have seen from the pandemic, we intend to continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise. Additionally, since the end of last year’s second quarter, we have permanently closed 80 stores and opened 6 stores. As of August 1, 2020, the Company's franchise operations consisted of 69 international retail locations in Mexico and 2 domestic airport locations.

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

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended These statements reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and business initiatives. These statements may address items such as future sales and sales initiatives, business strategies and strategic initiatives, including our digital strategy, customer traffic, gross margin expectations, SG&A expectations, including statements about the COVID-19 pandemic and the expected impact of actions we have taken in response thereto, expected savings, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “will,” “could,” “should,” “expects,” “believes,” “anticipates,” “plans,” “intends,” “estimates,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our 2019 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 and the following:
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; the effects of the COVID-19 pandemic, including uncertainties about its depth and duration (including resurgence), as well as the impacts to general economic conditions and the economic slowdown affecting consumer behavior (during and after the COVID-19 pandemic) and potential future temporary store closures due to government mandates, and the effectiveness of store reopenings, cost reduction initiatives (including our ability to effectively restructure our lease portfolio to obtain rent relief), and other actions taken in response to the COVID-19 pandemic, and the financial impact of certain provisions of the CARES Act; the ability of our third-party business partners, including our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, staffing shortages, liquidity challenges, bankruptcy filings by other industry participants and other disruptions due to the COVID-19 pandemic; the impact of the COVID-19 pandemic on our manufacturing operations in China; the exiting of store operations in Canada and other future permanent store closures; changes in the general or specialty or apparel industries; significant shifts in consumer behavior; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women's private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of on-line retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the Company’s digital strategy, organizational restructure, retail fleet optimization plan and three operating priorities which are driving stronger sales through improved product and marketing; optimizing the customer journey by simplifying, digitizing and extending the Company’s unique and personalized service; and transforming sourcing and supply chain operations to increase product speed to market and improve quality), sales initiatives and multi-channel strategies, customer traffic, and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with domestic and foreign information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful recruitment of leadership and the successful transition of new members to our senior management team; uncertainties regarding future unsolicited offers to buy the Company and our ability to respond effectively to them as well as to actions of activist shareholders and others; changes in the political environment that create consumer uncertainty; significant changes to product import and distribution costs (such as unexpected consolidation in the freight carrier industry); the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China), labor, political or other shifts; and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of August 1, 2020 has not significantly changed since February 1, 2020. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our revolving line of credit with our bank. On August 2, 2018, we entered into a new credit agreement, as further discussed in Note 13 to our unaudited condensed consolidated financial statements included in this Form 10-Q. The Agreement, which matures on August 2, 2023, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Agreement. An increase or decrease in market interest rates of 100 basis points would increase interest expense in the amount of approximately $4.5 million over the remaining term of the loan.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities primarily including corporate bonds. The marketable securities portfolio as of August 1, 2020, consisted of $9.7 million of securities with maturity dates within one year or less and $11.0 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of August 1, 2020, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in our quarterly report on Form 10-Q for the quarter ended May 2, 2020, should be considered as they could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our 2019 Annual Report on Form 10-K, except for those risks updated in our quarterly report on Form 10-Q for the quarter ended May 2, 2020, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
May 3, 2020 - May 30, 2020	—	$—	—	$55,192
May 31, 2020 - July 4, 2020	7,321	1.36	—	55,192
July 5, 2020 - August 1, 2020	38,651	1.27	—	55,192
Total	45,972	1.28	—

(a) Total number of shares purchased consists of 45,972 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
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

ITEM 6.	EXHIBITS

(a)	The following documents are filed as exhibits to this Quarterly Report on Form 10-Q:

Exhibit 10.1	Chico's FAS, Inc. 2020 Omnibus Stock and Incentive Plan, effective June 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 29, 2020)

Exhibit 10.2	Chico's FAS, Inc. Cash Bonus Incentive Plan, as amended and restated June 24, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on June 29, 2020)

Exhibit 10.3	Performance Award Agreement for Performance Share Units between Chico’s FAS, Inc. and Molly Langenstein under the 2020 Omnibus Stock and Incentive Plan, dated July 1, 2020

Exhibit 10.4	Restricted Stock Award Agreement between Chico’s FAS, Inc. and Molly Langenstein under the 2020 Omnibus Stock and Incentive Plan, dated July 1, 2020

Exhibit 10.5	Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after June 24, 2020)

Exhibit 10.6	Separation Agreement and General Release between the Company and Ann Joyce

Exhibit 10.7	Separation Agreement and General Release between the Company and Mary van Praag

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Loss, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2020, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	August 27, 2020	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	August 27, 2020	By:	/s/ David M. Oliver
David M. Oliver
Interim Chief Financial Officer and Senior Vice President, Controller