Form 10-Q
period 2020-10-31
CHICO'S FAS, INC.
filed 2020-11-25
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020

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
At November 16, 2020, the registrant had 119,916,975 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 2020

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Loss for the Thirteen Weeks and Thirty-Nine Weeks Ended October 31, 2020 (Unaudited) and November 2, 2019 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Loss for the Thirteen Weeks and Thirty-Nine Weeks Ended October 31, 2020 (Unaudited) and November 2, 2019 (Unaudited)	5

	Condensed Consolidated Balance Sheets – October 31, 2020 (Unaudited), February 1, 2020 (Unaudited), and November 2, 2019 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen Weeks and Thirty-Nine Weeks Ended October 31, 2020 (Unaudited) and November 2, 2019 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 31, 2020 (Unaudited) and November 2, 2019 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II – Other Information

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

Signatures		42

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$351,416	100.0%	$484,706	100.0%	$937,854	100.0%	$1,510,790	100.0%
Cost of goods sold	274,252	78.0	313,668	64.7	827,019	88.2	980,299	64.9
Gross Margin	77,164	22.0	171,038	35.3	110,835	11.8	530,491	35.1
Selling, general and administrative expenses	153,096	43.6	180,586	37.3	390,571	41.6	536,977	35.5
Goodwill and intangible impairment	—	0.0	—	0.0	113,180	12.1	—	0.0
Loss from Operations	(75,932)	(21.6)	(9,548)	(2.0)	(392,916)	(41.9)	(6,486)	(0.4)
Interest (expense) income, net	(536)	(0.2)	25	0.0	(1,387)	(0.1)	79	0.0
Loss before Income Taxes	(76,468)	(21.8)	(9,523)	(2.0)	(394,303)	(42.0)	(6,407)	(0.4)
Income tax (benefit) provision	(20,600)	(5.9)	(1,400)	(0.3)	(113,300)	(12.0)	2,000	0.2
Net Loss	$(55,868)	(15.9)%	$(8,123)	(1.7)%	$(281,003)	(30.0)%	$(8,407)	(0.6)%
Per Share Data:
Net loss per common share - basic	$(0.48)		$(0.07)		$(2.43)		$(0.07)
Net loss per common and common equivalent share – diluted	$(0.48)		$(0.07)		$(2.43)		$(0.07)
Weighted average common shares outstanding – basic	116,174		114,997		115,887		114,744
Weighted average common and common equivalent shares outstanding – diluted	116,174		114,997		115,887		114,744
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net loss	$(55,868)	$(8,123)	$(281,003)	$(8,407)
Other comprehensive loss:
Unrealized (losses) gains on marketable securities, net of taxes	(32)	14	(61)	208
Foreign currency translation adjustment	—	(286)	580	(265)
Comprehensive loss	$(55,900)	$(8,395)	$(280,484)	$(8,464)
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	October 31, 2020	February 1, 2020	November 2, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$126,497	$63,972	$70,188
Marketable securities, at fair value	18,667	63,893	57,253
Inventories	256,542	246,737	277,473
Prepaid expenses and other current assets	36,766	41,069	44,722
Income tax receivable	56,774	7,131	8,876
Total Current Assets	495,246	422,802	458,512
Property and Equipment, net	256,715	315,382	323,591
Right of Use Assets	582,074	648,397	664,052
Other Assets:
Goodwill	16,360	96,774	96,774
Other intangible assets, net	6,164	38,930	38,930
Other assets, net	37,839	20,374	18,511
Total Other Assets	60,363	156,078	154,215
	$1,394,398	$1,542,659	$1,600,370
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$147,354	$134,204	$151,664
Current lease liabilities	208,351	157,043	155,403
Other current and deferred liabilities	123,474	114,498	112,456
Total Current Liabilities	479,179	405,745	419,523
Noncurrent Liabilities:
Long-term debt	149,000	42,500	46,250
Long-term lease liabilities	509,118	555,922	578,971
Other noncurrent and deferred liabilities	14,284	8,188	8,512
Deferred taxes	52	212	3,999
Total Noncurrent Liabilities	672,454	606,822	637,732
Commitments and Contingencies (see Note 14)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 161,219 and 159,715 and 159,918 shares issued respectively; and 119,922 and 118,418 and 118,621 shares outstanding, respectively	1,199	1,184	1,186
Additional paid-in capital	496,993	492,129	490,281
Treasury stock, at cost, 41,297 shares, respectively	(494,395)	(494,395)	(494,395)
Retained earnings	238,877	531,602	546,461
Accumulated other comprehensive gain (loss)	91	(428)	(418)
Total Shareholders’ Equity	242,765	530,092	543,115
	$1,394,398	$1,542,659	$1,600,370

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, August 1, 2020	119,891	$1,199	$495,163	41,297	$(494,395)	$294,708	$123	$296,798
Net loss	—	—	—	—	—	(55,868)	—	(55,868)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(32)	(32)
Issuance of common stock	132	1	160	—	—	—	—	161
Dividends on common stock	—	—	—	—	—	37	—	37
Repurchase of common stock & tax withholdings related to share-based awards	(101)	(1)	(137)	—	—	—	—	(138)
Share-based compensation	—	—	1,807	—	—	—	—	1,807
BALANCE, October 31, 2020	119,922	$1,199	$496,993	41,297	$(494,395)	$238,877	$91	$242,765

BALANCE, August 3, 2019	118,000	$1,180	$487,789	41,297	$(494,395)	$554,694	$(146)	$549,122
Net loss	—	—	—	—	—	(8,123)	—	(8,123)
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	14	14
Foreign currency translation adjustment	—	—	—	—	—	—	(286)	(286)
Issuance of common stock	640	6	690	—	—	—	—	696
Dividends on common stock	—	—	—	—	—	(110)	—	(110)
Repurchase of common stock & tax withholdings related to share-based awards	(19)	—	(65)	—	—	—	—	(65)
Share-based compensation	—	—	1,867	—	—	—	—	1,867
BALANCE, November 2, 2019	118,621	$1,186	$490,281	41,297	$(494,395)	$546,461	$(418)	$543,115

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Amount			Total
BALANCE, February 1, 2020	118,418	$1,184	$492,129	41,297	$(494,395)	$531,602	$(428)	$530,092
Cumulative effect of adoption of ASU 2016-13 (see Note 1)	—	—	—	—	—	(838)	—	(838)
BALANCE, February 1, 2020, as adjusted	118,418	1,184	492,129	41,297	(494,395)	530,764	(428)	529,254
Net loss	—	—	—	—	—	(281,003)	—	(281,003)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(61)	(61)
Foreign currency translation adjustment	—	—	—	—	—	—	580	580
Issuance of common stock	1,940	19	393	—	—	—	—	412
Dividends on common stock ($0.0900 per share)	—	—	—	—	—	(10,884)	—	(10,884)
Repurchase of common stock & tax withholdings related to share-based awards	(436)	(4)	(1,129)	—	—	—	—	(1,133)
Share-based compensation	—	—	5,600	—	—	—	—	5,600
BALANCE, October 31, 2020	119,922	$1,199	$496,993	41,297	$(494,395)	$238,877	$91	$242,765

BALANCE, February 2, 2019	116,949	$1,169	$486,406	41,297	$(494,395)	$587,145	$(361)	$579,964
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(1,287)	—	(1,287)
BALANCE, February 2, 2019, as adjusted	116,949	1,169	486,406	41,297	(494,395)	585,858	(361)	578,677
Net loss	—	—	—	—	—	(8,407)	—	(8,407)
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	208	208
Foreign currency translation adjustment	—	—	—	—	—	—	(265)	(265)
Issuance of common stock	2,129	21	1,067	—	—	—	—	1,088
Dividends on common stock ($0.2625 per share)	—	—	—	—	—	(30,990)	—	(30,990)
Repurchase of common stock & tax withholdings related to share-based awards	(457)	(4)	(2,545)	—	—	—	—	(2,549)
Share-based compensation	—	—	5,353	—	—	—	—	5,353
BALANCE, November 2, 2019	118,621	$1,186	$490,281	41,297	$(494,395)	$546,461	$(418)	$543,115

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
Cash Flows from Operating Activities:
Net loss	$(281,003)	$(8,407)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill and intangible impairment	113,180	—
Inventory write-offs	59,687	7,035
Depreciation and amortization	48,536	67,876
Non-cash lease expense	163,072	160,363
Exit of frontline Canada operations	498	—
Right of use asset impairment	3,236	—
Loss on disposal and impairment of property and equipment, net	27,554	225
Deferred tax benefit	(18,409)	(778)
Share-based compensation expense	5,600	5,353
Changes in assets and liabilities:
Inventories	(71,004)	(49,290)
Prepaid expenses and other assets	(2,704)	(13,899)
Income tax receivable	(49,643)	3,038
Accounts payable	12,923	8,261
Accrued and other liabilities	19,097	(2,600)
Lease liability	(94,500)	(169,970)
Net cash (used in) provided by operating activities	(63,880)	7,207
Cash Flows from Investing Activities:
Purchases of marketable securities	(5,351)	(35,020)
Proceeds from sale of marketable securities	50,500	39,967
Purchases of property and equipment	(9,537)	(22,126)
Net cash provided by (used in) investing activities	35,612	(17,179)
Cash Flows from Financing Activities:
Proceeds from borrowings	255,500	—
Payments on borrowings	(149,000)	(11,250)
Payments of debt issuance costs	(4,279)	—
Proceeds from issuance of common stock	412	1,088
Dividends paid	(10,701)	(30,992)
Payments of tax withholdings related to share-based awards	(1,133)	(2,549)
Net cash provided by (used in) financing activities	90,799	(43,703)
Effects of exchange rate changes on cash and cash equivalents	(6)	(265)
Net increase (decrease) in cash and cash equivalents	62,525	(53,940)
Cash and Cash Equivalents, Beginning of period	63,972	124,128
Cash and Cash Equivalents, End of period	$126,497	$70,188

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$6,456	$1,654
Cash received for income taxes, net	$(45,397)	$(506)
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended October 31, 2020 are not necessarily indicative of the results that may be expected for the entire year.

Exit of Canada Frontline Operations
On July 30, 2020, Chico’s FAS Canada, Co., an immaterial subsidiary of the Company, filed for bankruptcy with the Ontario, Canada office of the Superintendent in Bankruptcy. This action resulted in the permanent closure of four Chico’s and six White House Black Market ("WHBM") boutiques in Ontario, Canada. The permanent closure of the Canadian boutiques, which constitute all of the Company’s Canadian boutiques, is part of the Company’s ongoing cost-savings measures taken to mitigate the impact of the novel strain of coronavirus ("COVID-19") pandemic (the "pandemic") and address the operational and financial challenges associated with operating in Canada. In connection with this effort, in the second quarter of fiscal 2020, we exited our Canada frontline operations and recorded on a net basis a non-material charge, including the realization of a cumulative foreign currency translation adjustment.
Reclassifications
    Certain reclassifications have been made to the prior period's financial statements to enhance the comparability with the current year's financial statements. As a result, certain line items have been amended in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows to conform to the current period's presentation.
Use of Estimates
    The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pandemic has created and may continue to create significant uncertainty in macroeconomic conditions, which may cause further business disruptions and adversely impact our results of operations. As a result, many of our estimates and assumptions required increased judgment and carry a higher degree of variability and volatility. As events continue to evolve and additional information becomes available, our actual results could materially differ from those estimates in future periods.
Pandemic Update
    The Company has experienced varying degrees of business disruptions as a result of the pandemic, which has had a material adverse impact on our business operations and operating results and operating cash flows. Throughout the fiscal year, the Company has been able to navigate a rapidly changing retail landscape by leveraging its omni-channel capabilities and has reopened a majority of its stores after being temporarily closed under reduced hours and staffing and enhanced safety protocols that limit capacity, follow strict social distancing practices and use of proper protective equipment such as rigorous cleaning routines and hand sanitizer stations to ensure the safety of employees and customers. While the length and severity and impact of the pandemic is uncertain, we expect that our business and results of operations, including our net sales, earnings and cash flows, will be materially adversely impacted through the remainder of fiscal 2020.
Adoption of New Accounting Pronouncements
    In April 2020, the Financial Accounting Standards Board (“FASB”) issued a Staff Question-and-Answer (“Q&A”) (hereinafter, the practical expedient) to clarify whether lease concessions related to the effects of the pandemic require the application of the lease modification guidance under the new lease standard, which the Company adopted on February 3, 2019. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all rent concessions and related amendments, including pandemic-related concessions and lease amendments that extended the lease term, as lease modifications under Accounting Standards Codification ("ASC") 842, Leases.
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
    Changes in key assumptions and the resulting reduction in projected future cash flows included in the interim test resulted in a decrease in the fair values of our Chico's and White House Black Market ("WHBM") reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following pre-tax goodwill impairment charges during the thirty-nine weeks ended October 31, 2020: a charge of $20.0 million at the Chico's reporting unit to write down the carrying value of the goodwill to $16.4 million and a charge of $60.4 million at the WHBM reporting unit, reducing the carrying value of goodwill to zero. In addition, the Company recognized pre-tax impairment charges to write down the carrying values of its other indefinite-lived intangible assets to their fair values as follows: $28.0 million of our WHBM trademark and $4.8 million of our Chico's franchise rights. The carrying values of the trademark and franchise rights was $6.0 million and $0.2 million, respectively, and are included in other intangible assets, net, in the accompanying unaudited condensed consolidated balance sheet as of October 31, 2020. These impairment charges are included in goodwill and intangible impairment in the accompanying unaudited condensed consolidated statements of loss.
    The Company evaluated the need to perform an additional interim quantitative impairment test for its goodwill and indefinite-lived intangible assets during the thirteen weeks ended October 31, 2020. We considered macroeconomic, industry-specific and Company-specific factors in addition to the estimates and assumptions used in our most recently completed goodwill and indefinite-lived intangible assets analysis. Based on review of both quantitative and qualitative factors, we determined that we currently do not have a triggering event that would require the additional testing of goodwill and indefinite-lived intangible assets subsequent to the testing performed as of April 4, 2020, and accordingly, we did not record any goodwill and indefinite-lived intangible asset impairment charges during the thirteen weeks ended October 31, 2020.
    The following table details the changes in goodwill for each reportable segment, as applicable:

	Chico's Reporting Unit	WHBM Reporting Unit	Total (1)

	(in thousands)
Balance at February 1, 2020	$36,403	$60,371	$96,774
Impairment charges	(20,043)	(60,371)	(80,414)
Balance at October 31, 2020	$16,360	$—	$16,360
(1) There is no goodwill associated with the Intimates Group reporting unit and, therefore, no analysis has been performed.
    The following table details the changes in other intangible assets, net:

	WHBM Trademark	Chico's Franchise Rights	Total

	(in thousands)
Balance at February 1, 2020	$34,000	$4,930	$38,930
Impairment charges	(28,000)	(4,766)	(32,766)
Balance at October 31, 2020	$6,000	$164	$6,164

4. LONG-LIVED ASSET IMPAIRMENT CHARGES RELATED TO THE PANDEMIC
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
During the thirteen weeks ended May 2, 2020 (the "first quarter"), the Company experienced significant operating and cash flow losses as a result of the pandemic. As a result, the Company reduced its level of forecasted earnings for fiscal 2020 and future periods across all of its brands. In light of the temporary closure of all its stores across North America during the first quarter of fiscal 2020 and lower-than-expected earnings for fiscal 2020 and future periods, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test certain of its long-lived assets at all retail stores for impairment during the first quarter of fiscal 2020. During the thirteen weeks ended October 31, 2020, the Company considered whether events or changes in circumstances existed that would indicate the carrying amount of long-lived assets at all retail stores may not be recoverable. Based on review of both quantitative and qualitative factors, we determined that we currently do not have a triggering event that would require the additional testing of its long-lived assets at all retail stores for impairment, but certain underperforming stores with impairment indicators were assessed for impairment during the thirteen weeks ended October 31, 2020.
During the thirteen and thirty-nine weeks ended October 31, 2020, we recorded pre-tax impairment charges of approximately $8.8 million and $27.3 million, respectively, upon completion of our evaluation of long-lived assets which primarily consisted of leasehold improvements at certain underperforming stores, capitalized implementation costs related to our cloud computing arrangements and other technology-related assets as a result of the impact of the pandemic. For the thirteen weeks ended October 31, 2020, these charges are reflected in the financial statements as $0.4 million in cost of goods sold and $8.4 million in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of loss. For the thirty-nine weeks ended October 31, 2020, these charges are reflected in the financial statements as $18.4 million in cost of goods sold and $8.9 million in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of loss. Pre-tax impairment charges reduced the net carrying value of long-lived assets at retail stores to their estimated fair value, as determined using a discounted cash flow model. Pre-tax impairment charges for the thirteen and thirty-nine weeks ended November 2, 2019 were immaterial.
During the thirty-nine weeks ended October 31, 2020, we completed an evaluation of our operating lease assets for indicators of impairment as a result of the impact of the pandemic, and consequently, recorded pre-tax impairment charges of approximately $3.2 million, which is included in cost of goods sold within the accompanying unaudited condensed consolidated statements of loss. We did not record impairment charges related to our operating lease assets during the thirteen weeks ended October 31, 2020 and thirteen and thirty-nine weeks ended November 2, 2019.

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
Inventory write-offs for the thirty-nine weeks ended October 31, 2020 were $59.7 million, including $55.4 million in significant inventory-write offs as a result of changes in the market for those inventories and the resulting slowdown in sell through rates due to the impact of the pandemic. Inventory write-offs for the thirteen weeks ended October 31, 2020 and the thirteen and thirty-nine weeks ended November 2, 2019 were $5.4 million, $0.8 million and $7.0 million, respectively.

6. REVENUE RECOGNITION
Disaggregated Revenue
    The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale revenue, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
Chico's	$163,847	46.6%	$249,973	51.5%	$434,868	46.4%	$795,599	52.6%
WHBM	104,024	29.6	154,941	32.0	270,197	28.8	455,695	30.2
Soma	83,545	23.8	79,792	16.5	232,789	24.8	259,496	17.2
Total Net Sales	$351,416	100.0%	$484,706	100.0%	$937,854	100.0%	$1,510,790	100.0%
Accounting Policies
    The Company recognizes revenue pursuant to ASC 606, Revenue Recognition ("ASC 606"), as established by ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and Company issued coupons, promotional discounts and employee discounts. Sales from our websites and catalogs are recognized at the time of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying unaudited condensed consolidated statements of loss. Amounts paid by customers to cover shipping and handling costs are immaterial. Our policy towards taxes assessed by a government authority directly imposed on revenue producing transactions between a seller and a customer is, and has been, to exclude all such taxes from revenue. Licensing and wholesale revenue, which is not a significant component of total revenue, is recognized based on the contractual royalty rate on franchisee revenue, or based upon delivery of products, except when the customer has a contractual right of return, respectively.
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
Contract Liability
    Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of October 31, 2020, February 1, 2020 and November 2, 2019, contract liabilities primarily consisted of gift cards of $31.5 million, $40.1 million and $28.3 million, respectively.

    For the thirteen and thirty-nine weeks ended October 31, 2020, the Company recognized $4.1 million and $16.9 million, respectively, of revenue that was previously included in the gift card contract liability as of February 1, 2020. For the thirteen and thirty-nine weeks ended November 2, 2019, the Company recognized $3.7 million and $23.3 million, respectively, of revenue that was previously included in the gift card contract liability as of February 2, 2019. The contract liability for our loyalty program was not material as of October 31, 2020, February 1, 2020 or November 2, 2019.
Performance Obligation
    For the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

7. RETAIL FLEET OPTIMIZATION PLAN
In fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. Stores support the digital strategy and give us an enhanced presence. For the thirteen and thirty-nine weeks ended November 2, 2019, the Company recorded $2.1 million and $9.9 million, respectively, in pre-tax accelerated depreciation of property and equipment within cost of goods sold in the accompanying unaudited condensed consolidated statements of loss related to this retail fleet optimization plan. Accelerated depreciation of property and equipment for the thirteen and thirty-nine weeks ended October 31, 2020 was immaterial.

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
The Company deferred substantially all rent payments due in the months of April, May and June 2020 and made reduced rent payments beginning in July 2020 where and when applicable. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any potential amounts to be probable. In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During the thirteen and thirty-nine weeks ended October 31, 2020, we have received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all rent concessions and related amendments, including pandemic-related concessions and lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company has continued recording lease expense during the deferral period in accordance with its existing policies.

Operating lease expense was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease cost (1)	$58,710	$62,696	$179,273	$189,939
(1) The thirteen and thirty-nine weeks ended October 31, 2020 includes approximately $9.8 million and $25.9 million, respectively, in variable lease costs.The thirteen and thirty-nine weeks ended November 2, 2019 includes approximately $6.9 million and $20.0 million, respectively, in variable lease costs.
Supplemental balance sheet information related to operating leases was as follows:

	October 31, 2020	February 1, 2020	November 2, 2019
Right of use assets (1)	$582,074	$648,397	$664,052

Current lease liabilities	$208,351	$157,043	$155,403
Long-term lease liabilities	509,118	555,922	578,971
Total operating lease liabilities	$717,469	$712,965	$734,374

Weighted Average Remaining Lease Term (years)	4.6	4.8	4.9

Weighted Average Discount Rate (2)	5.5%	5.6%	5.7%
(1) During the thirty-nine weeks ended October 31, 2020, we completed an evaluation of our operating lease assets for indicators of impairment as a result of the impact of the pandemic, and consequently, recorded pre-tax impairment charges of approximately $3.2 million, which is included in cost of goods sold in the accompanying unaudited condensed consolidated statements of loss.
(2) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Thirty-Nine Weeks Ended
	October 31, 2020		November 2, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$94,500	(1)	$169,970
Right of use assets obtained in exchange for lease obligations, non-cash	75,938		22,346
(1) The Company deferred substantially all rent payments due in the months of April, May and June 2020, and made reduced rent payments beginning in July 2020 where and when applicable.
Maturities of operating lease liabilities as of October 31, 2020 were as follows:

Fiscal Year Ending:
January 30, 2021	$94,798
January 29, 2022	197,769
January 28, 2023	170,412
February 4, 2024	128,548
February 1, 2025	94,846
Thereafter	124,733
Total future minimum lease payments	$811,106
Less imputed interest	(93,637)
Total	$717,469

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

9. SHARE-BASED COMPENSATION
For the thirty-nine weeks ended October 31, 2020 and November 2, 2019, share-based compensation expense was $5.6 million and $5.4 million, respectively. As of October 31, 2020, approximately 10.8 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan.

Restricted Stock Awards
    Restricted stock awards vest in equal annual installments over a three-year period from the date of grant, except for a restricted stock award granted to our then Chief Executive Officer in fiscal 2019, which vests over a four-year period from the date of grant and is described further in the Company’s Current Report on Form 8-K/A filed with the SEC on August 20, 2019.
Restricted stock award activity for the thirty-nine weeks ended October 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,180,016	$5.47
Granted	2,666,188	3.38
Vested	(1,231,074)	6.38
Forfeited	(992,683)	4.77
Unvested, end of period	3,622,447	3.81
Restricted Stock Units
    Restricted stock units vest 100% one year from the date of grant with certain rights to defer settlement in shares of our common stock.
Restricted stock unit activity for the thirty-nine weeks ended October 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	71,740	$5.81
Granted	108,750	1.25
Vested	(16,560)	8.76
Forfeited	—	—
Unvested, end of period	163,930	2.49

Performance-based Restricted Stock Units
For the thirty-nine weeks ended October 31, 2020, we granted performance-based restricted stock units ("PSUs") contingent upon the achievement of Company-specific performance goals. The annual PSU grants in March 2020 have a performance period of three fiscal years 2020 through 2022. Special off-cycle PSU grants in September 2020 have a performance period in part of fiscal 2020 through the end of fiscal 2021. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant for the March 2020 grants and in March 2022 for the September 2020 grants and will be settled in shares of our common stock.
Performance-based restricted stock unit activity for the thirty-nine weeks ended October 31, 2020 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,042,138	$2.48
Granted	1,722,187	2.49
Vested	(29,320)	14.22
Forfeited	(763,359)	3.61
Unvested, end of period	2,971,646	2.11

Stock Option Awards
For the thirty-nine weeks ended October 31, 2020 and November 2, 2019, we did not grant any stock options.
    Stock option activity for the thirty-nine weeks ended October 31, 2020 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, beginning of period	168,335	$13.42
Granted	—	—
Exercised	—	—
Forfeited or expired	(87,501)	13.69
Outstanding and exercisable, end of period	80,834	13.13

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
    For the thirteen weeks ended October 31, 2020 and November 2, 2019, the Company's effective tax rate was 26.9% and 14.7%, respectively. The effective tax rate of 26.9% for the thirteen weeks ended October 31, 2020 includes the annual benefit of the fiscal 2020 pre-tax loss due to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which is slightly offset by the impact of nondeductible book goodwill impairment charges. The 14.7% effective tax rate for the thirteen weeks ended November 2, 2019 was primarily the result of an income tax benefit on that third quarter's operating loss, offset by an unfavorable fiscal 2018 provision-to-return adjustment and a valuation allowance on certain deferred tax assets for charitable contributions with limitations.
    For the thirty-nine weeks ended October 31, 2020 and November 2, 2019, the Company's effective tax rate was 28.7% and (31.2)%, respectively. The effective tax rate of 28.7% for the thirty-nine weeks ended October 31, 2020 was primarily impacted by the benefits provided by the enactment of the CARES Act, which was reduced by the unfavorable impact of the Company’s book goodwill impairment, a valuation allowance on certain state tax credit carryforwards that are expected to expire unutilized and share-based compensation expense. The (31.2)% effective tax rate for the thirty-nine weeks ended November 2, 2019 was primarily the result of an income tax benefit on the year-to-date operating loss, offset by additional tax expense related to employee share-based awards, an unfavorable fiscal 2018 provision-to-return adjustment, and a valuation allowance on certain deferred tax assets for charitable contributions with limitations.
    As of October 31, 2020, our unaudited condensed consolidated balance sheet reflected a $54.0 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.

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

The following table sets forth the computation of net loss per basic and diluted share shown on the face of the accompanying condensed consolidated statements of loss:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Numerator
Net loss	$(55,868)	$(8,123)	$(281,003)	$(8,407)
Net income and dividends declared allocated to participating securities	—	—	(173)	—
Net loss available to common shareholders	$(55,868)	$(8,123)	$(281,176)	$(8,407)
Denominator
Weighted average common shares outstanding – basic	116,174,306	114,996,783	115,886,832	114,744,363
Dilutive effect of non-participating securities	—	—	—	—
Weighted average common and common equivalent shares outstanding – diluted	116,174,306	114,996,783	115,886,832	114,744,363
Net loss per common share:
Basic	$(0.48)	$(0.07)	$(2.43)	$(0.07)
Diluted	$(0.48)	$(0.07)	$(2.43)	$(0.07)
For the thirteen weeks ended October 31, 2020 and November 2, 2019, 2.4 million and 0.5 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the thirty-nine weeks ended October 31, 2020 and November 2, 2019, 2.2 million and 0.3 million potential shares of common stock, respectively, were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

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
Marketable securities are classified as available-for-sale and as of October 31, 2020 generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities, with $12.5 million of securities with maturity dates within one year or less and $6.2 million with maturity dates over one year and less than two years.
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

The following tables presents quantitative information about the Level 3 significant unobservable inputs for the WHBM trademark measured at fair value as of April 4, 2020 and long-lived assets and operating lease assets at retail stores as of October 31, 2020:
Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

WHBM Trademark	$6,000	Relief from royalty	Weighted-average cost of capital	11% to 13%
			Long-term revenue growth rate	-2.5% to 0%
Long-lived assets and operating lease assets at retail stores (1)	$90,113	Discounted cash flow	Weighted-average cost of capital	9.5% to 11.5%
			Long-term revenue growth rate	-10% to 15%
(1) The fair value of long-lived assets and operating lease assets at retail stores of $90.1 million specifically relates to only those stores which had impairment charges during the thirty-nine weeks ended October 31, 2020.
The fair value of goodwill for the Chico's and WHBM reporting units and WHBM trademark as of April 4, 2020 was $16.4 million, zero and $6.0 million, respectively. The carrying value of goodwill for the Chico's and WHBM reporting units and WHBM trademark as of February 1, 2020 and November 2, 2019 was $36.4 million, $60.4 million and $34.0 million, respectively.
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach as of April 4, 2020, which was the last day in the second month of the first fiscal quarter. For the thirty-nine weeks ended October 31, 2020, we recognized $113.2 million in pre-tax goodwill and indefinite-lived intangible impairment charges as further discussed in Note 3, $27.3 million in pre-tax impairment charges primarily consisting of leasehold improvements at certain underperforming stores, capitalized implementation costs related to our cloud computing arrangements and other technology-related assets, and $3.2 million in pre-tax impairment charges for operating lease assets, as further discussed in Note 4. Pre-tax impairment charges related to long-lived assets for the thirty-nine weeks ended November 2, 2019 were immaterial.
As of October 31, 2020, February 1, 2020 and November 2, 2019, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
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

    In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using			Thirty-Nine Weeks Ended October 31, 2020
	Balance as of October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$36,678	$36,678	$—	$—
Marketable securities:
Corporate bonds	18,667	—	18,667	—
Noncurrent Assets
Deferred compensation plan	7,902	7,902	—	—
Total recurring fair value measurements	$63,247	$44,580	$18,667	$—
Nonrecurring fair value measurements:
Noncurrent Assets
Goodwill	$16,360	$—	$—	$16,360	$(80,414)
Trademark	6,000	—	—	6,000	(28,000)
Long-lived assets (1)	7,161	—	5,990	1,171	(27,307)
Operating lease assets (1)	88,942	—	—	88,942	(3,236)
Total nonrecurring fair value measurements	$118,463	$—	$5,990	$112,473	$(138,957)

	Balance as of February 1, 2020
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$621	$621	$—	$—
Marketable securities:
Corporate bonds	62,645	—	62,645	—
Commercial paper	1,248	—	1,248	—
Noncurrent Assets
Deferred compensation plan	7,464	7,464	—	—
Total recurring fair value measurements	$71,978	$8,085	$63,893	$—

	Balance as of November 2, 2019
Financial Assets:
Current Assets
Cash equivalents:
Money market accounts	$6,898	$6,898	$—	$—
Marketable securities:
Corporate bonds	54,264	—	54,264	—
Commercial paper	2,989	—	2,989	—
Noncurrent Assets
Deferred compensation plan	7,168	7,168	—	—
Total recurring fair value measurements	$71,319	$14,066	$57,253	$—
(1) The fair value of long-lived assets and operating lease assets of $7.2 million and $88.9 million, respectively, specifically relates to only those assets which had impairment charges related to the pandemic during the thirty-nine weeks ended October 31, 2020.

13. DEBT
    On October 30, 2020, the Company and certain material domestic subsidiaries entered into an Amendment No. 1 (the "Amendment") to its credit agreement (as amended, the "Agreement"), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association, as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $285 million, maturing October 30, 2025. The Agreement also provides for a $15 million first-in last-out loan (the "FILO"). The interest rate applicable to the Agreement is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBO rate with a floor of 75 basis points, plus in each case an interest rate margin. The Company expects borrowings to be at a LIBO rate, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of October 31, 2020, our outstanding debt consisted of $149.0 million in net borrowings under the Agreement, which includes a $106.5 million draw on our facility on March 18, 2020 in response to store closures due to the pandemic. As of October 31, 2020, deferred financing costs of $4.6 million was outstanding related to the Agreement and are presented in other current assets in the accompanying unaudited condensed consolidated balance sheets.

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
    On July 12, 2018, the plaintiff and WHBM notified the Eleventh Circuit that the plaintiff and WHBM had reached a class settlement on all claims and therefore voluntarily dismissed WHBM's appeal to the Eleventh Circuit. On August 2, 2018, the District Court reopened the case for purposes of reviewing/approving the proposed settlement. On October 22, 2018, the plaintiff filed the settlement papers with the District Court, along with a motion to stay the District Court's consideration of the settlement pending the Eleventh Circuit's final disposition of Muransky v. Godiva Chocolatier, Inc., in which the Eleventh Circuit held, in an opinion issued October 3, 2018 and supplemented on April 22, 2019, that the display of the first six and last four digits of a credit or debit card number on a customer's receipt given at the point of sale establishes a "concrete injury" sufficient to confer Article III standing, enabling the customer to maintain a lawsuit. The District Court granted the motion to stay on November 15, 2018. A petition for rehearing on the October 2018 Muransky opinion was granted and on February 25, 2020, the Eleventh Circuit heard oral argument in the en banc appeal. On October 27, 2020, the Eleventh Circuit, sitting en banc, issued its opinion in Muransky that the plaintiff did not have standing to sue. The plaintiff in the Muransky case has until January 2021 to petition for review of the Eleventh Circuit’s decision with the Supreme Court. If the Eleventh Circuit’s decision is not changed by the Supreme Court, the parties have agreed to submit the proposed settlement to the Superior Court for Cobb County, Georgia for approval. If the Eleventh Circuit’s decision is reviewed and changed by the Supreme Court, it would bind the District Court in the Altman case and likely establish that the plaintiff has standing to maintain her lawsuit against WHBM. In such event, the stay will be lifted and the proposed settlement will be reviewed by the District Court. The proposed settlement would not have a material adverse effect on the Company's consolidated financial condition or results of operations.
    However, no assurance can be given that the proposed settlement will be approved. If the proposed settlement is rejected and the case were to proceed as a class action and WHBM were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
    Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of October 31, 2020 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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
Exit of Canada Frontline Operations
On July 30, 2020, Chico’s FAS Canada, Co., an immaterial subsidiary of the Company, filed for bankruptcy with the Ontario, Canada office of the Superintendent in Bankruptcy. This action resulted in the permanent closure of four Chico’s and six White House Black Market ("WHBM") boutiques in Ontario, Canada. The permanent closure of the Canadian boutiques, which constitute all of the Company’s Canadian boutiques, is part of the Company’s ongoing cost-savings measures taken to mitigate the impact of the novel strain of coronavirus ("COVID-19") pandemic (the "pandemic") and address the operational and financial challenges associated with operating in Canada. In connection with this effort, in the second quarter of fiscal 2020, we exited our Canada frontline operations and recorded on a net basis a non-material charge, including the realization of a cumulative foreign currency translation adjustment.
Select Financial Results
    The following table depicts select financial results for the thirteen and thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
	(in millions, except per share amounts)
Net sales	$351	$485	$938	$1,511
Significant charges (1):
Inventory write-offs	—	—	55	—
Long-lived store asset impairment (2)	—	—	18	—
Right of use asset impairment	—	—	2	—
Other long-lived asset impairment (3)	8	—	8	—
Goodwill impairment	—	—	80	—
Indefinite-lived asset impairment	—	—	33	—
Loss from operations	(76)	(10)	(394)	(6)
Net loss	(56)	(8)	(281)	(8)
Net loss per common and common equivalent share - diluted	$(0.48)	$(0.07)	$(2.43)	$(0.07)
(1) Includes only significant charges related to the pandemic. Less significant charges that may have been incurred are not reflected in the table above.
(2) Primarily includes impairment on leasehold improvements at certain underperforming stores.
(3) Includes impairment on capitalized implementation costs related to our cloud computing arrangements and other technology-related assets.

Overview of Financial Results
    During the thirteen and thirty-nine weeks ended October 31, 2020, the Company has experienced varying degrees of business disruptions as a result of the pandemic. Despite the impact, sales continued to increase quarter-over-quarter. This represents a meaningful sequential improvement since the first and second quarters, which was driven by robust digital performance and rebounding store revenues. While the Company still expects full-year results to be significantly impacted by the pandemic and have recognized significant inventory write-offs and impairment charges as a result, the impact has been partially mitigated by robust digital sales and the Company's ongoing cost-saving measures.
    In response to the pandemic, the Company has taken actions to reinforce its financial position and liquidity. Specific actions include: significantly reducing capital and expense structures, centralizing key functions to create a nimbler organization to better align costs with expected sales; suspending the quarterly dividend commencing April 2020; aligning inventory receipts with expected demand; partnering with suppliers and vendors to reduce operating costs and extend payment terms; and reviewing real estate and actively negotiating with landlords to deliver rent relief in the form of reductions, abatements and other concessions. The Company also amended and extended its credit facility to strengthen its liquidity and enhance its financial stability. Furthermore, our financial position and liquidity are being meaningfully bolstered by robust digital performance across all brands and rebounding store revenues. As discussed in more detail in Item 1A "Risk Factors" of our Form 10-K and this Quarterly Report on Form 10-Q, the Company is subject to certain risks and uncertainties. There can be no assurance that the actual future results, performance, benefits, or achievements that we expect from our strategies, systems, initiatives, or products, including our measures to mitigate the operating and financial impact of the pandemic, will occur.
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
Financial Results
    Loss per diluted share for the thirteen weeks ended October 31, 2020 (the "third quarter") was $0.48 compared to loss per diluted share of $0.07 for the thirteen weeks ended November 2, 2019 ("last year's third quarter"). The third quarter net loss includes the after-tax impact of impairment charges of approximately $6 million. Last year's third quarter net loss includes the unfavorable impact of accelerated depreciation charges of approximately $2 million, after-tax, related to our retail fleet optimization plan and severance and other related net charges (collectively, "Severance Charges") of approximately $2 million, after-tax, related to our then revised organizational structure.
    Loss per diluted share for the thirty-nine weeks ended October 31, 2020 was $2.43 compared to $0.07 loss per diluted share for the thirty-nine weeks ended November 2, 2019. Net loss for the thirty-nine weeks ended October 31, 2020 includes the after-tax impact of impairment charges and inventory write-offs of approximately $154 million. Net loss for the thirty-nine weeks ended November 2, 2019 includes the unfavorable impact of accelerated depreciation charges of approximately $7 million, after-tax, related to our retail fleet optimization plan and Severance Charges of approximately $2 million, after-tax, related to our then revised organizational structure.
Business Highlights
Recent highlights include:
•Chico’s FAS continued its evolution to a digital-first company, fast tracking several investments in innovative digital technology, leading to higher customer engagement and improved sales.
•For the third quarter, total sales improved 14.8% from the thirteen weeks ended August 1, 2020 (the "second quarter"), driven by robust digital performance and rebounding store revenues.
•Third quarter digital sales grew by double digits for the second quarter in a row. Year-over-year digital sales grew in all three brands, and Soma led the way with 67% growth compared to last year's third quarter.
•Soma achieved a 10.5% total comparable sales growth for the third quarter compared to last year's third quarter.

•Total third quarter gross margin rate was up 740 basis points compared to the second quarter, reflecting a higher percentage of full-price selling on leaner inventory, reduced inventory write-offs and leverage of fixed occupancy costs.
•In October, the Company meaningfully enhanced its liquidity and financial flexibility by amending and extending its credit facility for $300 million, which matures in October 2025. The Company’s balance sheet remains strong with $145 million in cash and cash equivalents at quarter end.
•The Company achieved commitments of $65 million to date in rent abatements and reductions resulting from its comprehensive real estate and lease portfolio review. On a cash basis, management expects approximately $44 million of this amount will be realized in fiscal 2020, with the balance realized primarily in fiscal 2021. For income statement purposes, these rent abatements and reductions will be recognized pro rata over the remaining lease terms.
•The Company continued the process of streamlining and refining its organizational structure, materially reducing its expense base to appropriately support its business needs. Excluding rent, management has identified approximately $235 million, or 23%, in annual expense savings compared to the original fiscal 2020 plan. The Company expects certain of these cost savings initiatives will benefit future years and reflect a cultural shift in how the business is managed.
Fiscal 2020 Fourth-Quarter Outlook
    Given the ongoing market disruption caused by the pandemic and related uncertainty on timing and extent of the market recovery, the Company is not providing fiscal 2020 fourth-quarter guidance at this time.
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
    In fiscal 2019, we took actions across our brands to focus on three distinct areas that we believe will positively impact results. These are:
•Driving stronger sales through improved product and marketing;

•Optimizing the customer journey by simplifying, digitizing and extending our unique and personalized service; and
•Transforming our sourcing and supply chain operations to increase product speed to market and improve quality.
    On April 29, 2020, the Company announced a leadership transition, effective June 24, 2020, designed to strengthen and provide ongoing stability and continuity of the business, and to further support the Company’s future, including the following:
•Molly Langenstein, former President, Apparel Group, became Chief Executive Officer ("CEO") and President of the Company and joined the Board;
•Bonnie R. Brooks transitioned from CEO and President of the Company to Executive Chair of the Board; and
•Director William S. Simon became lead independent director of the Board.
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
Comparable Sales
    Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days. The Company has historically viewed comparable sales as a key performance indicator to measure the performance of our business, however, due to varying degrees of business disruptions and periods of store closures or stores operating at reduced hours as a result of the pandemic during the thirty-nine weeks ended October 31, 2020, we believe this is not a meaningful measure for the thirty-nine weeks ended October 31, 2020.
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

Results of Operations
Thirteen Weeks Ended October 31, 2020 Compared to the Thirteen Weeks Ended November 2, 2019
    Net Loss and Loss per Diluted Share
For the third quarter, the Company reported a net loss of $56 million, or $0.48 loss per diluted share, compared to a net loss of $8 million, or $0.07 loss per diluted share in last year's third quarter. The third quarter results included a pre-tax impairment charge of $8 million related to other long-lived assets.

Summary of Significant Charges (1)
	Thirteen Weeks Ended
	October 31, 2020
	Amount	% of Net Sales
	(dollars in millions)

Selling, general and administrative expenses:
Other long-lived asset impairment (2)	$8	2.4%
Total charges impacting selling, general and administrative expenses	$8	2.4%
(1) Includes only significant charges related to the pandemic. Less significant charges that may have been incurred are not reflected in the table above.
(2) Includes impairment on capitalized implementation costs related to our cloud computing arrangements and other technology-related assets.
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended
	October 31, 2020		November 2, 2019

	(dollars in millions) (1)
Chico's	$164	46.6%	$250	51.5%
WHBM	104	29.6	155	32.0
Soma	84	23.8	80	16.5
Total Net Sales	$351	100.0%	$485	100.0%
(1) May not foot due to rounding.
For the third quarter, net sales were $351 million compared to $485 million in last year's third quarter. This 27.5% decrease reflects a decline in store sales as well as the impact of 63 net permanent store closures since last year’s third quarter, partially offset by double-digit growth in digital sales.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019
Chico's	(32.3)%	(3.6)%
White House Black Market	(28.7)	(5.7)
Soma	10.5	11.3
Total Company	(24.1)	(2.2)

    Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold ("COGS") and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019

	(dollars in millions)
Cost of goods sold	$274	$314
Gross margin	77	171
Gross margin percentage	22.0%	35.3%
For the third quarter, gross margin was $77 million, or 22.0% of net sales, compared to $171 million, or 35.3% of net sales, in last year's third quarter. The third quarter year-over-year decrease in gross margin rate primarily reflects deleverage of fixed occupancy as well as lower maintained margin in the third quarter. Lower maintained margin in part reflects the impact of our Semi-Annual Sale which was extended an additional week due to the timing of Labor Day this year.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center ("NSSC") expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended October 31, 2020 and November 2, 2019:

	Thirteen Weeks Ended
	October 31, 2020	November 2, 2019

	(dollars in millions)
Selling, general and administrative expenses	$153	$181
Percentage of total net sales	43.6%	37.3%
    For the third quarter, SG&A was $153 million, or 43.6% of net sales, compared to $181 million, or 37.3% of net sales, for last year's third quarter. The $27 million decrease in SG&A expenses reflects the Company’s ongoing expense reduction initiatives to align its cost structure with sales, partially offset by the impact of pre-tax impairment charges of $8 million, or 2.4% of net sales, related to other long-lived assets.
Income Taxes
    For the third quarter, the $21 million income tax benefit resulted in an effective tax rate of 26.9% compared to 14.7% for last year’s third quarter. The 26.9% effective tax rate for the third quarter includes the annual benefit of the fiscal 2020 pre-tax loss due to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which is slightly offset by the impact of nondeductible book goodwill impairment charges. The 14.7% effective tax rate for last year's third quarter was primarily the result of an income tax benefit on that third quarter's operating loss, offset by an unfavorable fiscal 2018 provision-to-return adjustment and a valuation allowance on certain deferred tax assets for charitable contributions with limitations.

Thirty-Nine Weeks Ended October 31, 2020 Compared to the Thirty-Nine Weeks Ended November 2, 2019
    Net Loss and Loss per Diluted Share
    For the thirty-nine weeks ended October 31, 2020, the Company reported a net loss of $281 million, or $2.43 loss per diluted share, compared to net loss of $8 million, or $0.07 loss per diluted share, for the thirty-nine weeks ended November 2, 2019. Results for the thirty-nine weeks ended October 31, 2020 were significantly impacted by the pandemic and included the following pre-tax charges:

Summary of Significant Charges (1)
	Thirty-Nine Weeks Ended
	October 31, 2020
	Amount (2)	% of Net Sales
	(dollars in millions) (2)

Gross margin:
Inventory write-offs	$55	5.9%
Long-lived store asset impairment (3)	18	2.0
Right of use asset impairment	2	0.3
Total significant charges impacting gross margin	76	8.2
Selling, general and administrative expenses:
Other long-lived asset impairment (4)	8	0.9
Total charges impacting selling, general and administrative expenses	8	0.9
Goodwill and intangible impairment:
Goodwill impairment	80	8.6
Indefinite-lived asset impairment	33	3.5
Total goodwill and intangible impairment charges	113	12.1
Total significant charges	$198	21.2%
(1) Includes only significant charges related to the pandemic. Less significant charges that may have been incurred are not reflected in the table above.
(2) May not foot due to rounding.
(3) Primarily includes impairment on leasehold improvements at certain underperforming stores.
(4) Includes impairment on capitalized implementation costs related to our cloud computing arrangements and other technology-related assets.

Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirty-Nine Weeks Ended
	October 31, 2020		November 2, 2019

	(dollars in millions) (1)
Chico's	$435	46.4%	$796	52.6%
WHBM	270	28.8	456	30.2
Soma	233	24.8	259	17.2
Total net sales	$938	100.0%	$1,511	100.0%
(1) May not foot due to rounding.
Net sales for the thirty-nine weeks ended October 31, 2020 decreased to $938 million from $1,511 million for the thirty-nine weeks ended November 2, 2019. This decrease of 37.9% primarily reflects disruptions related to the pandemic, including temporary store closures or stores operating at reduced hours during the thirty-nine weeks ended October 31, 2020, and the impact of 63 net store closures since last year's third quarter, partially offset by strong digital commerce performance.
The Company is not providing comparable sales figures for the thirty-nine weeks ended October 31, 2020 as it is not a meaningful measure due to the significant impact of store closures during the first half of fiscal 2020 as a result of the pandemic.

Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019

	(dollars in millions)
Cost of goods sold	$827	$980
Gross margin	111	530
Gross margin percentage	11.8%	35.1%
Gross margin for the thirty-nine weeks ended October 31, 2020 was $111 million, or 11.8% of net sales, compared to $530 million, or 35.1% of net sales, for the thirty-nine weeks ended November 2, 2019. The decrease in gross margin rate primarily reflects the impact of pre-tax significant charges of $76 million, or 8.2% of net sales, related to inventory write-offs and store impairments as reflected in the Summary of Significant Charges table above, the impact of temporary store closures or stores operating at reduced hours which resulted in deleverage of fixed occupancy costs as well as an increased usage of in-store promotions.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 31, 2020 and November 2, 2019:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019

	(dollars in millions)
Selling, general and administrative expenses	$391	$537
Percentage of total net sales	41.6%	35.5%
For the thirty-nine weeks ended October 31, 2020, SG&A was $391 million, or 41.6% of net sales, compared to $537 million, or 35.5% of net sales, for the thirty-nine weeks ended November 2, 2019. This $146 million decrease primarily reflects the Company's actions to significantly reduce its expense structure, including centralizing key functions to create a nimbler organization to better align costs with expected sales, partially offset by the impact of pre-tax impairment charges $8 million, or 0.9% of net sales, as reflected in the Summary of Significant Charges table above.
    Income Taxes
    The effective tax rate for the thirty-nine weeks ended October 31, 2020 and November 2, 2019 was 28.7% and (31.2)%, respectively. The 28.7% for the thirty-nine weeks ended October 31, 2020 was primarily impacted by the benefits provided by the enactment of the CARES Act, which was reduced by the unfavorable impact of the Company’s book goodwill impairment, a valuation allowance on certain state tax credit carryforwards that are expected to expire unutilized and share-based compensation expense. The effective tax rate of (31.2)% for the thirty-nine weeks ended November 2, 2019 was primarily the result of an income tax benefit on the year-to-date operating loss, offset by additional tax expense related to employee share-based awards, an unfavorable fiscal 2018 provision-to-return adjustment, and a valuation allowance on certain deferred tax assets for charitable contributions with limitations.
Cash, Marketable Securities and Debt
At the end of the third quarter, cash and marketable securities totaled $145 million. Debt at the end of the third quarter totaled $149 million, remaining unchanged from the end of the first quarter of fiscal 2020.
Inventories
    At the end of the third quarter, inventories, net of inventory reserves, totaled $257 million compared to $277 million at the end of last year's third quarter. This $21 million, or 7.5%, decrease reflects inventory and assortments better aligned to consumer demand.

Income Tax Receivable
    At the end of the third quarter, our unaudited condensed consolidated balance sheet reflected a $54 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.
Adoption of New Accounting Pronouncements
    As discussed in Note 1 to our unaudited condensed consolidated financial statements included in this Form 10-Q, we adopted Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) ("ASU 2016-13") as of February 2, 2020. On February 2, 2020, we recorded a cumulative effect adjustment of approximately $0.8 million as a decrease to opening retained earnings upon adoption of ASU 2016-13. Adoption of ASU 2018-13 did not have a material impact on our unaudited condensed consolidated financial statements. We also elected to treat all rent concessions and related amendments, including pandemic-related concessions and lease amendments that extended the lease term, as lease modifications under Accounting Standards Codification ("ASC") 842, Leases, in accordance with the practical expedient issued by the FASB's Q&A in April 2020 .
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included in this Form 10-Q for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods.

Liquidity and Capital Resources
    In response to the pandemic, the Company has taken actions to reinforce its financial position and liquidity. Specific actions include: significantly reducing capital and expense structures, centralizing key functions to create a nimbler organization to better align costs with expected sales; suspending the quarterly dividend commencing April 2020; aligning inventory receipts with expected demand; partnering with suppliers and vendors to reduce operating costs and extend payment terms; and reviewing real estate and actively negotiating with landlords to deliver rent relief in the form of reductions, abatements and other concessions. The Company also amended and extended its credit facility to strengthen its liquidity and enhance its financial stability. Subject to certain assumptions regarding the duration and severity of the pandemic, and our responses thereto (including such actions we have taken or may take in the future as disclosed elsewhere in this Form 10-Q), we believe that cash flows from operating activities, our cash and marketable securities on hand, capacity within our credit facility and other liquidity options will be sufficient to repay our obligations for the foreseeable future.
The following table summarizes cash flows for the year-to-date period October 31, 2020 compared to last year's year-to-date period November 2, 2019:

	Thirty-Nine Weeks Ended
	October 31, 2020	November 2, 2019
	(dollars in millions)
Net cash (used in) provided by operating activities	$(64)	$7
Net cash provided by (used in) investing activities	36	(17)
Net cash provided by (used in) financing activities	91	(44)
Net increase (decrease) in cash and cash equivalents	$63	$(54)
     Operating Activities
Net cash used in operating activities for the year-to-date period of fiscal 2020 was $64 million compared to net cash provided by operating activities of $7 million in last year's year-to-date period. The change in net cash used in operating activities primarily reflects the fiscal year-to-date 2020 net loss, partially offset by the suspension or reduction of rent payments commencing April 2020 and reduced operational spending as sales declined.

Investing Activities
Net cash provided by investing activities for the year-to-date period of fiscal 2020 was $36 million compared to net cash used in investing activities of $17 million in last year's year-to-date period, reflecting a $40 million increase in net proceeds from the sale of marketable securities and reduced capital spend.
Financing Activities
Net cash provided by financing activities for the year-to-date period of fiscal 2020 was $91 million compared to net cash used in financing activities of $44 million in last year's year-to-date period, primarily reflecting $107 million in net proceeds from borrowings and the suspension of dividend payments commencing in April 2020.
Credit Facility
On October 30, 2020, the Company and certain material domestic subsidiaries entered into an Amendment No. 1 (the "Amendment") to its credit agreement (the "Agreement"), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association, as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $285 million, maturing October 30, 2025. The Agreement also provides for a $15 million first-in last-out loan (the "FILO"). The interest rate applicable to the Agreement is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBO rate with a floor of 75 basis points, plus in each case an interest rate margin. The Company expects borrowings to be at a LIBO rate, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of October 31, 2020, $149 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the unaudited condensed balance sheet included in this Form 10-Q.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.
Store and Franchise Activity
During the thirty-nine weeks ended October 31, 2020, we had 31 net permanent store closures, consisting of 11 Chico's stores, 17 WHBM stores and 3 Soma stores. We anticipate permanently closing approximately 5 to 10 additional stores in the fourth quarter of fiscal 2020. As further discussed in Note 4, in fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. As a result of our comprehensive real estate and lease portfolio review discussed elsewhere in this Form 10-Q, we have postponed and cancelled certain closures based on the favorable rent concessions we received, and anticipate closing between 6 - 15% of our existing fleet over the next three fiscal years. However, with the uncertainty of the pandemic, we intend to continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise. Additionally, since the end of last year’s third quarter, we have permanently closed 66 stores and opened 3 stores. As of October 31, 2020, the Company's franchise operations consisted of 68 international retail locations in Mexico and 2 domestic airport locations.

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

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and business initiatives. These statements may address items such as future sales and sales initiatives, business strategies and strategic initiatives, including our digital strategy, customer traffic, gross margin expectations, SG&A expectations, including statements about the pandemic and the expected impact of actions we have taken in response thereto, expected savings, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “will,” “could,” “should,” “expects,” “believes,” “anticipates,” “plans,” “intends,” “estimates,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our 2019 Annual Report on Form 10-K, this Form 10-Q and the following:
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; the effects of the pandemic, including uncertainties about its depth and duration (including resurgence), as well as the impacts to general economic conditions and the economic slowdown affecting consumer behavior and discretionary spending (during and after the pandemic) and any temporary store closures or other restrictions (including reduced hours or capacity) due to government mandates, and the effectiveness of store reopenings, cost reduction initiatives (including our ability to effectively restructure our lease portfolio to obtain further rent relief), and other actions taken in response to the pandemic, and the financial impact of certain provisions of the CARES Act; the ability of our third-party business partners, including our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, staffing shortages, liquidity challenges, bankruptcy filings by other industry participants and other disruptions due to the pandemic; the impact of the pandemic on our manufacturing operations in China; the exiting of store operations in Canada and other future permanent store closures; changes in the general or specialty or apparel industries; significant shifts in consumer behavior; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women's private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the Company’s digital strategy, organizational restructure, retail fleet optimization plan and three operating priorities which are driving stronger sales through improved product and marketing; optimizing the customer journey by simplifying, digitizing and extending the Company’s unique and personalized service; and transforming sourcing and supply chain operations to increase product speed to market and improve quality), sales initiatives and multi-channel strategies, customer traffic, and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with domestic and foreign information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees; the successful recruitment of leadership and the successful transition of new members to our senior management team; uncertainties regarding future unsolicited offers to buy the Company and our ability to respond effectively to them as well as to actions of activist shareholders and others; changes in the political environment that create consumer uncertainty; significant changes to product import and distribution costs (such as unexpected consolidation in the freight carrier industry); the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic labor, political or other shifts (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China, or legislation prohibiting certain imports from China); and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk of our financial instruments as of October 31, 2020 has not significantly changed since February 1, 2020. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our credit agreement with our bank. On October 30, 2020, we entered into an Amendment No. 1 (the "Amendment") to our credit agreement (as amended, the "Agreement"), as further discussed in Note 13 to our unaudited condensed consolidated financial statements included in this Form 10-Q. The Agreement, which matures on October 30, 2025, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Agreement. Due to the 75 basis points LIBO rate floor under the Agreement, an increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $2.0 million over the remaining term of the loan.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities primarily including corporate bonds. The marketable securities portfolio as of October 31, 2020, consisted of $12.5 million of securities with maturity dates within one year or less and $6.2 million with maturity dates over one year and less than or equal to two years. We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of October 31, 2020, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
In December 2019, COVID-19 emerged and subsequently spread worldwide. In March 2020, the World Health Organization declared COVID-19 a pandemic, resulting in local and state governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus, resulting in the Company’s decision to temporarily close all of its retail stores in March 2020. While some of these restrictions have been lifted or eased in certain jurisdictions, other jurisdictions have seen increases in new COVID-19 cases resulting in restrictions being reinstated, or new restrictions imposed in these jurisdictions.
By July 2020, the Company had reopened the majority of its stores. However, the Company continues to monitor developments, including government requirements and recommendations at the federal, state and local level, which has led to the re-closure of some stores and imposition of additional restrictions, such as reduced hours or staffing or occupancy limitations.
The temporary closure of our stores in March had and, as some stores have closed again or may close in the future, will likely continue to have, an adverse impact on our results of operations, financial position and liquidity. For our stores that are open, new practices or protocols have impacted our business and may continue and/or increase, such as, for example, reduced hours or occupancy limitations. In addition, as our stores reopen, any significant reduction in our customers’ willingness to shop our stores, the levels of our customers’ spending at our stores or our employees’ willingness to staff our stores, as a result of health concerns related to the pandemic or its impact on the economy and consumer discretionary spending, and any increase in the cost of operating our stores due to additional health and safety precautions, may adversely impact our business operations, financial performance and liquidity.
In response to the pandemic and uncertain economic conditions and customer traffic and demand, in April we suspended rent payments for our leased stores. We have engaged in extensive discussions with the affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. As of October 31, 2020, the Company achieved commitments of $65 million in rent abatements and reductions resulting from its comprehensive real estate and lease portfolio review. If we are forced to reclose stores for an extended period of time in response to government mandates or if customers' shopping habits do not rebound as we expect them to once the pandemic subsides, we may not be able to negotiate additional future rent relief, such as abatements, or terminate the leases, on commercially reasonable terms or at all. Failure to obtain further rent relief in such circumstances may adversely impact our business operations, financial performance and liquidity. Moreover, litigation with certain landlords regarding disputes over our leases could be costly and have an uncertain outcome.
We are in discussions with, and in some cases, we have reached agreements with, suppliers and vendors to cancel merchandise orders, extend payment terms or otherwise reduce operating costs. We have significantly reduced planned capital expenditures and other general and administrative costs. Although these expense and liquidity management initiatives may incrementally benefit our results of operations during the pandemic, they may adversely impact our business in future periods by negatively impacting relationships with contractual counterparties and reducing longer-term investments in our business and properties.
The ability of our third-party business partners, including our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, staffing shortages, liquidity challenges, bankruptcy filings by other industry participants and other disruptions due to the pandemic could adversely impact our business operations, financial performance and liquidity. In particular, we have incurred and expect to continue to incur higher shipping costs due to sourcing new transportation methods offsetting vendor capacity constraints and related surcharges. Higher shipping costs and constraints on our shipping capacity may result in higher expenses, delayed shipments and lost sales that could adversely impact our business operations, financial performance and liquidity.
The pandemic has also resulted in periods of significant disruption and volatility in the global capital markets, which could adversely affect our ability to access the capital or financing markets, if needed, and our ability to meet our liquidity needs all of which cannot be predicted.
The full extent of the impact that the COVID-19 pandemic will have on our business remains highly uncertain and difficult to predict, as the pandemic and associated containment and remediation efforts continue to rapidly evolve, and such impact will depend on many factors including the duration of any current or future store closures, the duration of any future quarantines, shelter-in-place orders or other travel restrictions, the duration and severity of the pandemic, the impact of the pandemic on consumer spending, and how quickly and to what extent normal economic and operating conditions resume. If the COVID-19 pandemic continues to be prolonged and severe, it will likely amplify the negative impacts on our business, financial condition, results of operations and liquidity of, and may also heighten, many of the other risks described in Part I, Item 1A. “Risk Factors” in our 2019 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
August 2, 2020 - August 29, 2020	92,751	$1.41	—	$55,192
August 30, 2020 - October 3, 2020	8,081	1.01	—	55,192
October 4, 2020 - October 31, 2020	—	—	—	55,192
Total	100,832	1.38	—

(a) Total number of shares purchased consists of 100,832 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
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

ITEM 6.	EXHIBITS
(a)The following documents are filed as exhibits to this Form 10-Q:

Exhibit 10.1	Form of 2020 Omnibus Stock and Incentive Plan Special Performance Award Agreement for Performance Share Units for Employees (for awards on September 17, 2020)

Exhibit 10.2
Amendment No. 1 to Credit Agreement, dated as of October 30, 2020, by and among Chico's FAS, Inc., certain of its subsidiaries and Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on November 2, 2020)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Loss, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2020, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	November 25, 2020	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	November 25, 2020	By:	/s/ David M. Oliver
David M. Oliver
Interim Chief Financial Officer and Senior Vice President, Controller