Form 10-K
period 2021-01-30
CHICO'S FAS, INC.
filed 2021-03-09
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-16435

Chico’s FAS, Inc.
(Exact name of registrant as specified in charter)

Florida			59-2389435
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

11215 Metro Parkway,	Fort Myers,	Florida	33966
(Address of principal executive offices)			(Zip code)
(239) 277-6200
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, Par Value $0.01 Per Share	CHS	New York Stock Exchange
Series A Junior Participating Preferred Stock Purchase Rights	N/A	None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report.                      ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:
Approximately $149,000,000 as of August 1, 2020, based upon the closing stock price on August 1, 2020 as reported by the NYSE.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, par value $0.01 per share – 119,704,679 shares as of February 22, 2021.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders presently scheduled for June 24, 2021 (the “2021 Annual Meeting Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHICO’S FAS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
FISCAL YEAR ENDED JANUARY 30, 2021

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

Overview
Chico’s FAS, Inc.1 is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands operating under the Chico's®, White House Black Market® (“WHBM”) and Soma® brand names - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. As of January 30, 2021, we operated 1,302 stores across 46 states, Puerto Rico and the United States (“U.S.”) Virgin Islands, and sold merchandise through 68 international franchise locations in Mexico and 2 domestic airport locations. We sometimes refer to our Chico's and WHBM brands collectively as our “Apparel Group” and refer to our Soma and TellTaleTM brands collectively as “Soma.” Our distinct lifestyle brands typically serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels.
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in this Annual Report on Form 10-K are the fiscal years ended January 30, 2021 (“fiscal 2020”, “2020” or “current period”), February 1, 2020 (“fiscal 2019”, “2019” or “prior period”), February 2, 2019 (“fiscal 2018” or “2018”), February 3, 2018 (“fiscal 2017” or “2017”) and January 28, 2017 (“fiscal 2016” or “2016”). Each of these periods had 52 weeks, except for fiscal 2017, which consisted of 53 weeks.
Recent Developments
    The Company experienced varying degrees of business disruptions during fiscal 2020 as a result of the novel strain of coronavirus (“COVID-19”) pandemic (the “COVID-19 pandemic” or the “pandemic”) which had a material adverse impact on our business operations and operating results and operating cash flows during fiscal 2020.
Throughout the fiscal year, the Company was able to navigate a changing retail landscape by leveraging its omnichannel capabilities. Chico’s FAS rapidly accelerated its transformation to a digital-first company, fast-tracking numerous innovation and technology investments which drove higher consumer engagement and a year-over-year digital revenue increase of 17.5%. Like many other retailers, the Company temporarily closed its stores for several weeks in spring 2020. Even though the stores have been reopened, most are continuing to operate under reduced hours, staffing, capacity and inventory levels and enhanced safety protocols, all of which are continuing to adversely affect traffic and sales.

_______________________
1As used in this report, all references to “we,” “us,” “our,” “the Company,” and “Chico's FAS” refer to Chico’s FAS, Inc., a Florida corporation, and all of its wholly-owned subsidiaries.

The Company took aggressive actions to mitigate the effect of the pandemic on our business by significantly reducing elements of selling, general and administrative (“SG&A”) expenses to better align operating costs with expected sales. We partnered with landlords during fiscal 2020 to obtain rent reductions and abatements of $65 million. We also suspended our quarterly dividend commencing April 2020, reduced our planned capital expenditures primarily to address only maintenance and business essential requirements, better aligned inventory receipts with expected market demand and partnered with suppliers and vendors to extend payment terms.
Due to the uncertainty over the duration and severity of the economic and operational impacts of the pandemic, the material adverse impact of the pandemic may continue into our fiscal year 2021.
Exit of Canada Frontline Operations
On July 30, 2020, Chico’s FAS Canada, Co., an immaterial subsidiary of the Company, filed for bankruptcy with the Ontario, Canada office of the Superintendent in Bankruptcy. This action resulted in the permanent closure of four Chico’s and six WHBM boutiques in Ontario, Canada. The permanent closure of the Canadian boutiques, which constitute all of the Company’s Canadian boutiques, was part of the Company’s ongoing cost-savings measures taken to mitigate the impact the pandemic and address the operational and financial challenges associated with operating in Canada. In connection with this effort, in the second quarter of fiscal 2020, we exited our Canada frontline operations and recorded on a net basis a non-material charge, including the realization of a cumulative foreign currency translation adjustment.
Our Brands
The Company's brands, described in more detail below, are organized into three operating segments and aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the brands.
Chico’s
Our Chico’s brand began operations in 1983 and primarily sells exclusively designed, private branded clothing focusing on women 45 and older. The style sensibility is chic and artful, and the brand is known for color and unique completer pieces, from signature jackets to jewelry and accessories that finish the look. Chico's apparel, including the Black Label, Zenergy and Travelers collections, emphasizes an effortless, chic style, comfort and relaxed fit. Accessories and jewelry are original and designed to elevate the clothing assortment, allowing our customer to individualize her personal style.
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
White House Black Market
The WHBM brand began operations in 1985 and was acquired by the Company in September 2003. WHBM is dedicated to being a go-to style destination and authority on wardrobe building. WHBM primarily sells exclusively designed, private branded clothing focusing on women 35 and older. WHBM offers a modern collection to support her every lifestyle moment, selling stylish and versatile clothing and accessory items, including everyday basics and premium denim, polished casual apparel, relaxed workwear, black and white pieces, and feminine all-occasion dresses. The accessories at WHBM, such as shoes, belts, scarves, handbags and jewelry, are specifically designed to coordinate with each collection, allowing customers to easily individualize their wardrobe selections.
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

Soma
    The Soma brand, which began operations in 2004, primarily sells exclusively designed, private branded lingerie, sleepwear and loungewear products focusing on women who want solutions that are as comfortable as they are beautiful. The Soma brand's core franchises emphasize innovative styles that focus on fit and uncompromising comfort, including Enbliss and Vanishing Back bras, Vanishing Edge panties and Cool Nights sleepwear.
    Bras range in size from 32A-46H. The sleepwear and loungewear offerings range in size from extra small to extra-extra-large.
    The Soma team develops product offerings by working closely with a small number of independent suppliers to design proprietary products in-house and, in some cases, designs provided by its independent suppliers under labels other than the Soma brand.
    The TellTale brand, which was developed in 2019, primarily sells exclusively designed, private branded lingerie products focusing on sensuality and comfort. TellTale offers flattering fashion and quality intimate apparel, primarily focusing on lounge, every-day and special occasion bras, and their matching panties. Bras range in size from 32A-40DD.
Our Business Strategy
Our overall business strategy is focused on building a collection of distinct high-performing retail brands primarily serving the fashion needs of women 35 and older.
In June 2020, the Company implemented a leadership transition, effective June 24, 2020, designed to strengthen and provide ongoing stability and continuity of the business, and to further support the Company’s future, including the following:
•Molly Langenstein, former President, Apparel Group, became Chief Executive Officer ("CEO") and President of the Company and joined the Board;
•Bonnie R. Brooks transitioned from CEO and President of the Company to Executive Chair of the Board; and
•Director William S. Simon became lead independent director of the Board.
In fiscal 2020, the Company took actions to rapidly transform into a digital-first company, fast-tracking numerous innovation and digital technology investments. We also enhanced our marketing efforts to drive traffic and new customers to our brands, while retaining newly acquired customers at a meaningfully higher rate than fiscal 2019.
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
We pursue improving the performance of our brands by building our omnichannel capabilities, growing our online presence, managing our store base, executing marketing plans, effectively leveraging expenses, considering additional sales channels and markets, and optimizing the merchandise offerings of each of our brands. We continue to invest heavily in our omnichannel capabilities so our customers can fully experience our brands in the manner they choose.
We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our primary operations, allowing us to fulfill orders for all channels from our distribution center ("DC") in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced “Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, our shared inventory system, Endless Aisle, enables customers to make purchases online and ship from store. In fiscal 2019, we completed the implementation of our Buy On-Line, Pick-up In-Store (BOPIS) capability across all our brands, further enhancing our omnichannel capabilities, and in fiscal 2020, we completed the implementation of STYLECONNECTSM, our proprietary digital styling software that enables us to communicate directly with the majority of our customers, to drive the frontline business to digital fulfillment.
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

We continue to leverage our digital investments converting single-channel customers to be omnichannel customers, as the average omnichannel customer spends nearly 3.5 times more than a single-channel customer.
In order to maximize the opportunities in each of our brands, we are targeting five key focus areas for 2021:
1. Continuing our ongoing digital transformation;
2. Further refining product through fit, quality, fabric and innovation in each of our brands;
3. Driving increased customer engagement through marketing;
4. Maintaining our operating and cost discipline; and
5. Further enhancing the productivity of our real estate portfolio.
Our Customer Service Model
We strive to deliver outstanding and personalized customer service to our customers through our trademark “Most Amazing Personal Service” standard. We believe this service model is one of our competitive advantages and a key to our continued success. An important aspect to the successful implementation of this model includes specialized training provided to our in-store and online Stylists to help them better meet their customers’ fashion and wardrobe needs. Such needs may include help selecting clothing, intimate apparel or accessories, color and style choices, coordination of complete outfits, or suggestions as to how new pieces can add versatility to our customer’s closets. Our Stylists are encouraged to develop long-term relationships with their customers, to know their customers’ preferences and to assist our customers in selecting merchandise best suited to their tastes and wardrobe needs. Our Stylists utilize tools including our personal closet feature, MY CLOSET, and STYLECONNECT to access customer purchase history and style preferences, offer personalized recommendations for new products, and connect with her via email, text or chat. These tools allow our Stylists to meet customer's needs whenever and wherever she wants to shop.
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
•Chico’s. A Chico’s customer can join the “Passport Program” at no cost and receive additional benefits after spending a fixed amount. Features of the program include a 5% discount, exclusive offers, special promotions, free standard shipping, invitations to private sale events and advance notice regarding new arrivals.
•WHBM. With “WHBM Rewards,” a customer can join at no cost for tier-based promotions, a 5% discount after spending a specified amount, free standard shipping, special promotions and invitations to private sales based on annual spend.
•Soma. A Soma customer can join “Love Soma Rewards” at no cost, which is a tier-based program with features including reward coupons at specified loyalty point levels, exclusive promotions and free standard shipping.
We expect to roll out an enhanced loyalty program in fall 2021. Our loyalty programs have some of the highest participation rates in retail at over 90%. We also have some of the most loyal and long-tenured customers in retail – our Chico’s customers average well over 12 years with us; WHBM customers average over nine years; and Soma customers average over six years.
Our Boutiques and Outlet Stores
Our boutiques are located in upscale indoor shopping malls, outdoor shopping areas and standalone street-front locations in the U.S., Puerto Rico and the U.S. Virgin Islands. Boutique locations are determined based on various factors, including, but not limited to: market and demographic characteristics, nearby competitors, our own network of existing boutiques, the location of the shopping venue, including the site within the shopping center, proposed lease terms, anchor or other co-tenants, parking accommodations and convenience. Our merchandise is also sold through international franchise locations in Mexico, including boutique locations as well as shop-in-shop formats within a department store environment.
Our outlet stores are primarily located in quality outlet centers. The Chico’s and WHBM brand outlets contain a mixture of made-for-outlet and clearance merchandise. The made-for-outlet product carries a higher margin than the clearance items from our boutique stores. Soma outlets contain a mix of boutique and clearance merchandise. We also sell clearance merchandise on our brand websites and at www.chicosofftherack.com. We regularly review the appropriate ratio of made-for-outlet and clearance merchandise sold at our outlets and adjust that ratio as appropriate.

As of January 30, 2021, we operated 1,302 retail stores in 46 states, Puerto Rico and the U.S. Virgin Islands, and sold merchandise through 68 international franchise locations in Mexico and 2 domestic airport locations. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year
Stores	2020	2019	2018	2017	2016
Stores at beginning of year	1,341	1,418	1,460	1,501	1,518
Opened	1	6	5	7	17
Closed	(40)	(83)	(47)	(48)	(34)
Total Stores	1,302	1,341	1,418	1,460	1,501

	Fiscal Year
Stores by Brand	2020	2019	2018	2017	2016
Chico’s frontline boutiques	517	525	551	568	587
Chico’s outlets	123	123	125	120	116
Chico's Canada	—	4	4	4	4
Chico’s total	640	652	680	692	707
WHBM frontline boutiques	347	362	390	404	423
WHBM outlets	56	59	65	69	71
WHBM Canada	—	6	6	6	6
WHBM total	403	427	461	479	500
Soma frontline boutiques	241	244	258	270	275
Soma outlets	18	18	19	19	19
Soma total	259	262	277	289	294
Total Stores	1,302	1,341	1,418	1,460	1,501
Further Enhancing the Productivity of our Real Estate Portfolio
In fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. We have continued to refine that strategy, particularly in light of the pandemic.
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to continue rationalizing our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We are currently driving store sales with less inventory and increased productivity. We have closed 40 underperforming locations since the beginning of fiscal 2020 and ended the fiscal year with 1,302 boutiques. We will continue to shrink our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. We have strong lease flexibility with nearly 60% of our leases coming up for renewal or kick-outs available over the next three years. The Company anticipates closing 40 to 45 stores in fiscal 2021. However, with the uncertainty of the pandemic, we intend to continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.
Information Technology/Data Analytics
We are committed to making ongoing investments in information technology systems to support our strategies within customer, digital, omnichannel and supply chain. Our information systems enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls. We periodically test new technologies and platforms to support and enhance our processes across all areas of our business. We are migrating to an industry-leading customer database and customer marketing platform to personalize the customer journey and manage all customer communication in an effort to increase traffic across all channels and increase conversion.

Digital Commerce
    Each of our brands has a digital presence: www.chicos.com, www.chicosofftherack.com, www.whbm.com and www.soma.com. These sites provide customers the ability to shop our stores 24/7, digitally browse our inventory prior to making a trip to our stores, or locate a store near them. Customers can choose to buy online, pick-up in store (BOPIS), curbside, or have it shipped directly to them. Customers can also choose to engage with online content to learn more about the stories of how our products were made or read reviews that other customers have made on the site to help influence their purchase. We also offer many payments options including a buy now, pay later option through Afterpay.
Our websites play a vital role in both our omnichannel strategy and the overall shopping experience of how we continuously put our customer in the center of everything we do. Many products are exclusively available online including extended sizes, additional style and color choices, premier partner brands and clearance items. Online merchandise is also available for order through our call center and through clienteling applications in our stores. We also utilize ecommerce solutions, such as ShopRunner, and are constantly exploring new digital opportunities to expand our customer base and drive sales.
We remain focused on our omnichannel approach through continuous optimization to all brand websites including new features, functionality, search engine optimization and content designed to improve and evolve the customer's experience.
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
    We use the following marketing and media-mix programs to engage current customers and attract prospective customers:
•Loyalty and rewards programs;
•Direct marketing: catalogs, postcards, email and calling campaigns;
•Digital marketing: mobile paid search, product listing ads, display banner advertising and remarketing, affiliate programs;
•Social marketing: organic and paid efforts across social platforms;
•Editorial content;
•Public relations; and
•Charitable giving and outreach programs.
    In 2021, our marketing efforts will focus on retaining existing, reactivating lapsed customers and attracting new customers to our iconic brands' differentiated positioning by leveraging retail science and tools that support segmentation and personalization.
Product Sourcing
    Our product sourcing activities are performed by a centralized shared service team that is focused on maintaining our quality standards and identifying cost-effective opportunities to improve production speed and flexibility. In fiscal 2020, China sources accounted for approximately 38% of our merchandise cost. We take ownership of merchandise either in the foreign country, at a designated point of entry into the U.S., or at our DC, depending on the specific terms of sale.
    The pandemic impacted our ongoing efforts to move sourcing away from China as supply chains and travel were disrupted on a global scale.
    The majority of our merchandise is purchased through suppliers with whom we have established strategic collaborations; these key suppliers represented 80% of our purchases in fiscal 2020 with our largest supplier accounting for 13% of the total.
    Substantial work was done to reduce the supply base starting in fiscal 2017. At the close of fiscal 2020, the supply base count was reduced by 19%. Throughout 2021, our focus will be on developing and perfecting relationships with those key suppliers. As we reach scale, we believe we will have stronger partnerships, greater control over product quality, and the ability to achieve better terms and lower costs. We intend to supplement the remaining volume with a subset of market suppliers to meet any unique needs of the Company's brands.

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
Government Regulation
We are subject to federal, state and local laws and regulations in the United States that could affect our business, including those promulgated under the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986, the Occupational Safety and Health Act, and various other federal and state laws governing matters such as minimum wage requirements, overtime, fringe benefits, workplace safety and other working conditions and citizenship requirements.
Additionally, we are subject to various laws and regulations regarding our products, including the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Products Identification Act, the rules and regulations of the Consumer Product Safety Commission and various environmental laws and regulations. We are also subject to various laws and regulations relating to generating emissions, water discharges, waste, product and packaging content and workplace safety. Noncompliance with these laws and regulations could result in substantial monetary penalties and criminal sanctions.
We are also subject to import/export controls, tariffs, and other trade-related regulations and restrictions in the countries in which we have operations or otherwise do business. In recent years, these controls, tariffs, regulations, and restrictions have had, and we believe may continue to have, a material impact on our business, including our ability to sell products and to manufacture or source inventory
Following the World Health Organization’s declaration of the pandemic on March 11, 2020, federal, state and local governments responded by implementing restrictions on travel, “stay at home” directives, “social distancing” guidance, and mandated store closures which collectively had a material adverse impact on the Company’s business operations and operating results and operating cash flows during fiscal 2020. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
Federal tax laws and regulations are subject to change, and any such change could materially impact our federal taxes and reduce profitability. We continually monitor federal tax legislative and regulatory developments to understand their potential impact on our profitability.
Other than as noted above, compliance with government regulations, including environmental regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures (including expenditures for environmental control facilities), earnings or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon our company and which could negatively impact our operating results. See Item 1A, "Risk Factors” in this Annual Report on Form 10-K.
Human Capital Management
As of January 30, 2021, we employed approximately 12,500 people, 32% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, approximately 89% of our employees worked in our boutique and outlet stores.
We believe the vigorous enthusiasm of our approximately 12,500 associates is one of the significant contributors to our success as a family of brands. Each and every day, we strive to create a welcoming and inclusive environment for our associates and customers.
Commitment to our Cultural Values
Our five core values shape the culture of our organization and define our Company’s character — they serve as the lens through which we make decisions for our customers, our associates and our company.
•Passion for Fashion – We inhale fashion and exhale style. It’s what we love.
•Continuously Improve and Follow Your Curiosity – Ask questions. Share something. Learn something.
•Customer Centricity – Our Customer is at the center of everything we do, both internal and external.
•Be Inspired and Inspire Others – Seek out diverse ideas and thoughts. Embrace new ways of thinking.
•Be Accountable – We are accountable to metrics. We are recognized for results.
We truly believe that on our journey to thrive as a retail organization – staying focused on these Cultural Values is critical because they help drive our daily decisions and actions.
Diversity and Inclusion
Beginning in 2021, our Board of Directors (the “Board”) will serve a more active role in our diversity and inclusion efforts, including aligning on corporate goals.
As a company, we value the diverse experiences, perspectives, and backgrounds of our associates and customers. We are committed to fostering an inclusive environment that celebrates individuality, influences our culture, and innovates the way we work.
We have three main target areas within diversity and inclusion: Inclusion and Retention, Education and Training, and Customer Focus.
We believe that, to increase retention, associates must have a sense of belonging, not only on their individual teams but within the Company. We focus on campus events and celebrations, networking opportunities, recognition, and associate network groups to enhance our culture and provide a sense of belonging for associates. We also conduct training on unconscious bias, the impact of inclusion, cultural awareness, and racial equity. In addition, we have established a vision for the Company focused on our customers’ confidence and joy.
We recognize the diversity of our associates and communities in which we live, work, and play and believe in fostering an inclusive environment that celebrates our individuality, influences our culture and innovates the way we work. Under the oversight of our Board, our Diversity and Inclusion Council is dedicated to creating an understanding of the power of individuality and inclusion. This is accomplished through events, such as our 21-day Racial Equity Habit Building Challenge, which was a series of events that promoted bonding among team members through sharing of perspectives and impactful personal experiences. We proudly celebrate Black History Month, National Hispanic Heritage Month, Pride Month, Veterans Day, Women’s History Month and Asian American Pacific Islander Month.
We believe that inclusion is a growth strategy and provides a competitive advantage. We invite all associates to self-identify their ethnicity, gender and veteran status enabling the Company to build our inclusion roadmap and allow us to accelerate meaningful goals to support diversity and inclusion.
Talent Acquisition
Our National Store Support Center in Fort Myers, Florida is headquarters to our corporate operations focusing on supporting our 1,302 retail locations.
With stores throughout the U.S., Puerto Rico and the U.S. Virgin Islands and franchise locations in Mexico, as well as an online presence for each of our brands, it takes sophisticated technology, resources and infrastructure to ensure our continued

success. From finance and accounting to technology, human resources and merchandising careers, we offer diverse opportunities for talented professionals. We are an equal opportunity employer.
Learning and Development
We believe that continuous learning is key to associate growth and development. We provide associates access to our online Chico’s FAS University, which includes multiple learning opportunities to grow their skills and careers. These engaging opportunities include instructor-led classes, both virtual and classroom, and self-led content such as articles, eLearnings, and videos. Learning and Development is infused in every part of our associate experience, beginning with onboarding and throughout their career at the Company.
Total Rewards
Our Company’s philosophy is to provide competitive compensation, benefits and services that help meet the varying needs of our associates. Our total rewards package includes market-competitive pay, short-term incentives, retirement programs, and a long-term incentive plan based on position/role.
The success of the business is connected to the well-being of our associates. In addition to medical coverage, we offer eligible associates dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability and term life insurance. We also have on-site health and fitness centers at our Company headquarters and distribution center locations. Additionally, we offer a 401(k) plan with a Company funded match.
Response to COVID-19 Pandemic
In response to the pandemic, we implemented significant changes determined to be in the best interest of our associates, as well as the communities in which we operate. This includes offering associates the option of working remotely while at the same time, implementing substantial safety measures for associates continuing on-site work in our stores and offices. We also developed a COVID-19 focused hotline offering advice and direction to successfully guide our associates through the unchartered waters brought by the pandemic. The hotline affords our associates with continual updates to changes in Company polices as well as guidance and support for unique personal situations related to the pandemic.
Communication and Engagement
We value our associates and recognize the importance of their contributions. We believe that effective communication among all associates is a major factor in our success. We strongly believe that our success depends on associates understanding how their work contributes to the Company’s overall strategy. To this end, we communicate with our workforce through a variety of channels and encourage open and direct communication, including Company-wide “All Hands Meetings” with the Executive team, frequent email communications and associate pulse surveys. Our corporate intranet provides news and information on associate services such as on-site cafes, childcare facility, fitness center, healthcare clinic, auto repair and detailing services, dry cleaning, personal shipping/mail services, corporate discounts and other amenities and services.
More detailed information regarding our Human Capital programs and initiatives may be found at www.chicofas.com. Nothing on our website shall be deemed incorporated by reference to this Annual Report on Form 10-K.
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
Our Code of Ethics, which is applicable to all of our employees, including the principal executive officer, the principal financial officer and the Board, is posted on our investor relations website. Any amendments to or waivers from our Code of Ethics are also available on this website. Charters of each of the Audit Committee, Human Resources, Compensation and Benefits Committee, Corporate Governance and Nominating Committee and Executive Committee as well as the Corporate Governance Guidelines, Insider Trading Policy, Complaint Procedures for Accounting Matters (our Whistleblower Policy), Code of Conduct and Stock Ownership Guidelines are available on this website or upon written request by any shareholder.

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

Risks Related to Business Strategy and Operations
    If we cannot successfully execute our business strategy, our consolidated financial condition and results of operations could be materially adversely impacted. There are numerous risks associated with this strategy including, but not limited to, the following:

Risk	Description

1. The ongoing COVID-19 pandemic
The COVID-19 pandemic has had, and will likely continue to have, a negative impact on our business, financial condition, results of operations and liquidity.
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

In response to the pandemic and uncertain economic conditions and customer traffic and demand, in April we suspended rent payments for our leased stores. In fiscal 2020, we engaged and continue to engage in extensive discussions with the affected landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. As of January 30, 2021, the Company achieved commitments of $65 million in rent abatements and reductions resulting from its comprehensive real estate and lease portfolio review. If we are forced to reclose stores for an extended period of time in response to government mandates or if customers' shopping habits do not rebound as we expect them to once the pandemic subsides, we may not be able to negotiate additional future rent relief, such as abatements, or terminate the leases, on commercially reasonable terms or at all. Failure to obtain further rent relief in such circumstances may adversely impact our business operations, financial performance and liquidity. Moreover, litigation with certain landlords regarding disputes over our leases could be costly and have an uncertain outcome.
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
The full extent of the impact that the COVID-19 pandemic will have on our business remains highly uncertain and difficult to predict, as the pandemic and associated containment and remediation efforts continue to rapidly evolve, and such impact will depend on many factors including the duration of any current or future store closures, the duration of any future quarantines, shelter-in-place orders or other travel restrictions, the duration and severity of the pandemic, the impact of the pandemic on consumer spending, and how quickly and to what extent normal economic and operating conditions resume. The initial distribution of vaccines has been slow, and there may continue to be challenges with producing and distributing sufficient quantities of the vaccines. If the general public is unwilling or unable to access effective vaccines and therapies, this may also prolong the COVID-19 pandemic. In addition, new variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants. If the COVID-19 pandemic continues to be prolonged and severe, it will likely amplify the negative impacts on our business, financial condition, results of operations and liquidity of, and may also heighten, many of the other risks described in this Annual Report on Form 10-K.

2. Our inability to achieve the results of our strategic initiatives
We have launched significant initiatives, including digital initiatives, designed to reposition our brands, drive sales, acquire new customers, establish new channels of distribution, achieve organization efficiency and further align the organizational structure for long-term growth. These initiatives require substantial internal change and effort, including reductions and changes in vendors and personnel, reductions in store locations and significant adjustments in how we design and source product and how we ultimately present and sell it to our customers. These initiatives may not deliver all of the results we expect. Moreover, the process of implementing them places significant stress on the Company and could result in unexpected short-term interruptions or negative impacts to our business, such as disruptions to our current business processes as we migrate to the new processes, or failure to successfully migrate to those new processes, which could negatively impact product flow, product quality or inventory levels, or result in additional impairment of long-lived assets.
Further, digital operations are subject to numerous risks, including reliance on third-party computer hardware/software and service providers, data breaches, violations of state, federal or international laws, including those relating to online privacy, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions, and disruption of internet service.

In addition, there is no assurance that we can complete the implementation of all of these initiatives in the manner or in the time-frame planned, or that, once implemented, they will result in the expected increases in the efficiency or productivity of our business.

3. Failure to identify and respond to fashion trends that appeal to our customer and implement and manage our business strategy may adversely impact sales and profitability	Our future success depends, in part, upon our ability to identify and respond to fashion trends in a timely manner and develop innovative, high-quality merchandise in styles that appeal to our consumers and in ways that favorably distinguish us from our competitors. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, influenced by fashion and season. These fluctuations affect the inventory sourced by our brands as merchandise typically must be ordered well in advance of the selling season. There can be no assurance that we will appropriately anticipate consumer demands and accurately plan brand-right inventory in the future.

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

4. Competition	The women's specialty retail industry is highly competitive. We compete with local, national and international department stores, specialty and discount stores, catalogs and internet businesses offering similar categories of merchandise. Many of our competitors have advantages over us, including substantially greater financial, marketing, distribution and other resources. Increased levels of promotional activity by our competitors, some of whom may be able to adopt more aggressive pricing policies than we can, both online and in stores, may negatively impact our sales and profitability. There is no assurance that we can compete successfully with these companies in the future. In addition to competing for sales, we compete for store and online traffic, for favorable store locations and lease terms and for qualified associates. The growth of fast fashion, value fashion retailers and expansion of off-price retailers has shifted shopper expectations to more affordable pricing of well-known brands and has contributed to continued promotional pressure as well as a shift in customers’ expectations with regard to the timing and costs of product deliveries and returns. If we do not identify and respond to these emerging trends in consumer spending as well as the growing preference of many customers for online e-commerce options, we may harm our ability to retain our existing customers or attract new customers. Increased competition in any of these areas may result in higher costs or otherwise reduce our sales or operating margins.

5. Risks of expanding internationally	Our current strategy includes potential expansion of our operations and presence internationally. As part of that strategy, we may face unanticipated and significant costs and challenges in setting up foreign offices, hiring experienced management or franchising partners, negotiating profitable licensing or franchising agreements, obtaining prime locations for stores, introducing and marketing our brands, and others.

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

Risks Related to General Economic Conditions
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

6. Declines in consumer spending and customer traffic
Consumer spending in our sector may decline as a result of: threatened or actual government shut downs, higher unemployment levels, low levels of consumer credit, declines in consumer confidence, inflation, changes in interest rates, recessionary pressures, increasing gas and other energy costs, increased taxes, increases in housing prices, higher durable goods or other consumer spending, volatility in the financial markets, uncertainty regarding the political environment and concerns regarding public health crises.
Further, a significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area; however, our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic has been and we expect will continue to be adversely affected by, among other things, concerns regarding public health crises, the decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, and declines in popularity of other stores in the malls or shopping centers in which our stores are located. Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers and lead consumers to view these locations as less desirable. Further reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on us.
For example, see above in “The ongoing COVID-19 pandemic.”

7. Fluctuating costs	Fluctuations in the price, availability and quality of fabrics and other raw materials used to manufacture our products, as well as the price for labor and transportation, may contribute to ongoing pricing pressures throughout our supply chain. The price and availability of such inputs to the manufacturing process may fluctuate significantly, depending on several factors, including commodity costs (such as higher cotton prices), energy costs (such as fuel), shipping costs, inflationary pressures from emerging markets, concerns regarding public health crises, increased labor costs, weather conditions and currency fluctuations.

8. Impairment charges	Significant negative industry or general economic trends, changes in customer demand for our product, disruptions to our business and unexpected significant changes or planned changes in our operating results or use of long-lived assets (such as boutique relocations or discontinuing use of certain boutique fixtures) have resulted in and may in the future result in impairments to goodwill, intangible assets and other long-lived assets.

9. Fluctuating comparable sales and operating results	Our comparable sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. In addition to other factors discussed in this Item 1A., a variety of factors affect comparable sales and operating results, including concerns regarding public health crises, changes in fashion trends, changes in our merchandise mix, customer acceptance of merchandise offerings, the timing of marketing activities, calendar shifts of holiday periods, the periodic impact of a fifty-three-week fiscal year, weather conditions and general economic conditions. In addition, our ability to address the current challenges of sustained declining store traffic combined with a highly promotional retail environment and our execution of our retail fleet optimization plan and related store closings may impact our comparable sales, operating results and ability to maintain or gain market share. Past comparable sales or operating results are not an indicator of future results. For example, see above in “The ongoing COVID-19 pandemic.”

Risks Related to Omnichannel Operations
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

Risk	Description

10. Reliance on technology	Our brands’ websites and select systems, including our integrated inventory management system, are heavily dependent on technology, which creates numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of technology to operate the websites and systems as anticipated, reliance on third-party computer hardware and software providers, computer viruses, telecommunication failures, liability for online content, systems and data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions. Our failure to successfully assess and respond to these risks could negatively impact sales, increase costs, inhibit our ability to acquire new customers and damage the reputation of our brands.

11. Reliance on the U.S. Postal Service and other shipping vendors	We utilize shipping vendors to support our operations and fulfillment. Any significant and unanticipated increase in shipping costs, reduction in service, or slow-down in delivery could impair our ability to deliver merchandise in a timely or economically efficient manner. For example, see above in “The ongoing COVID-19 pandemic.”

Postal rate increases or a delay or reduction in service could affect the cost or timeliness of our order fulfillment and catalog and promotional mailings. We use the Postal Service to mail millions of catalogs each year to educate our customers about our products, acquire new customers, drive customers to our boutiques and websites and promote catalog sales. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. The Company has experienced delays in U.S. Postal Service deliveries in fiscal years 2020 and 2021.

12. Inability to successfully launch other channels of sales, marketing and distribution	Our strategic plans include additional channels for the marketing and sale of our product and brands, including through franchise, wholesale, licensing and alternative distribution models. Each of these methods presents new operational, reputational and financial challenges for us. Our inability to find the right markets, partners or business models, our inability to negotiate agreements that protect our profit and brand quality and reputation, or our inability to accurately anticipate the resources, systems and operational needs that go along with these new ventures could result in lower than expected returns and adversely impact other areas of our business.

Risks Related to Information Technology Systems
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

Risk	Description

13. Disruptions while maintaining current systems or difficulties in integrating new systems	We and third-party providers on whom we rely regularly maintain, upgrade, enhance or replace our websites and information technology systems to support our business strategies and provide business continuity. Replacing legacy systems with successor systems, making changes to existing systems or acquiring new systems with new functionality have inherent risks including disruptions, delays, gaps in functionality, user acceptance, adequate user training or other difficulties that may impair the effectiveness of our information technology systems.

14. Cybersecurity/ Data Privacy
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

While we have implemented measures reasonably designed to prevent security breaches, cyber incidents and privacy violations, and while we have taken steps to comply with PCI, GDPR, CCPA and other laws, those measures may not be effective and we may experience significant security breaches, cyber incidents and privacy violations in the future.

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
In addition, the increase in certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing, business email compromise and other cybersecurity attacks, including increased introduction of malware, as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks or other disruption to our technology infrastructure, may adversely affect our business.

Risks Related to Sourcing and Distribution Strategies
Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

15. Reliance on foreign sources of production
The majority of the merchandise we sell is produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, non-compliance with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, potential changes to the North American Free Trade Agreement and other international trade agreements, imposition of new legislation relating to import quotas, imposition of new or increased duties, taxes, or other charges on imports, foreign exchange rate challenges and pressures presented by implementation of monetary policy by the Federal Reserve and other international central banks, challenges from local business practices or political issues, manufacturing and transportation disruptions, our shift to a predominantly FOB (free on board) shipping structure rather than predominantly DDP (delivered duty paid), natural disasters, public health crises, delays in the delivery of cargo due to port security considerations or government funding; seizure or detention of goods by U.S. Customs authorities, or a reduction in the availability of shipping sources caused by industry consolidation or other reasons. We source a substantial portion of our merchandise from Asia, including China. A reduction in the number of foreign suppliers, through bankruptcy or otherwise, or any change in exchange rates, labor laws or policies affecting the costs of goods in Asia could negatively impact our merchandise costs and the timely availability of the desired amount of merchandise. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections, public health crises or other factors, could also have a negative impact.

Our supply chain could be disrupted or delayed by the impact of global health pandemics, such as has been the case during the COVID-19 pandemic, and the related government and private sector responsive actions such as border closures, restrictions on product shipments, and travel restrictions. During fiscal 2020, China sourced product accounted for approximately 38% of our merchandise cost. If the COVID-19 pandemic continues for a prolonged period of time, we could experience significant additional supply chain disruptions. If we experience significant additional supply chain disruptions in China or other countries, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our margins and results of operation.

Further, there have been ongoing discussions, commentary and governmental actions regarding potentially significant changes to the United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. During fiscal 2018, the U.S. began to impose duties on certain Chinese-made imported products. In May 2019, the prior administration announced an increase to the tariffs currently being imposed on certain imports from 10% to 25%, effective May 10, 2019, which was further increased to 30% beginning on October 1, 2019. In August 2019, the prior administration announced and subsequently implemented a tariff of 15% on approximately $300 billion of products imported into the U.S. from China (referred to as List 4). On February 14, 2020, the List 4 tariffs were reduced in half to 7.5%.

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

16. Our suppliers’ inability to provide quality goods in a timely manner	We are subject to risk because we do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. A key supplier may become unable to address our manufacturing needs for a variety of reasons. If we were unexpectedly required to change suppliers or if a key supplier were unable to supply quality merchandise in sufficient quantities on acceptable terms, we could experience a significant impact to the supply or cost of merchandise. For example, see above in “The ongoing COVID-19 pandemic.”

17. Reliance upon one supplier	Approximately 13% of total purchases in fiscal 2020 and 19% of total purchases in fiscal 2019 were made from one supplier, and we cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise. However, we have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier. Our business depends on our network of suppliers and our continued good relations with them.

18. Our suppliers’ failure to implement acceptable labor practices	Although we have adopted our Terms of Commitment to Ethical Sourcing and use the services of third-party audit firms to monitor compliance with these terms, some of our independent suppliers may not be in complete compliance with our guidelines at all times. The violation of labor or other laws by any of our key independent suppliers or the divergence of an independent supplier’s labor practices from those generally accepted by us as ethical could interrupt or otherwise disrupt the shipment of finished merchandise or damage our reputation.

19. Reliance on one location to distribute goods for our brands	With minor exceptions, the distribution functions for all of our brands are handled from our DC in Winder, Georgia and a significant interruption in the operation of that facility due to public health crises, changes to existing systems, use of other facilities, natural disasters, severe weather, accidents, system failures, capacity constraints or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill online or catalog orders.

Other Risks Factors
    Our business is subject to numerous other risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

20. The terms of our Credit Agreement may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business, manage our operations, and it may be difficult to replace our credit facility
Our Credit Agreement, which was amended and extended in October 2020 (the “Agreement”), contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Agreement and the borrowing base (the “Loan Cap”), determined after giving effect to any such transaction or payment, on a pro forma basis. The ability of the Company to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could accelerate the Company's repayment obligations. Also, the inability to obtain credit on commercially reasonable terms in the future when this facility expires could adversely impact our liquidity and results of operations. In addition, market conditions could potentially impact the size and terms of a replacement facility or facilities.

Our Credit Agreement bears interest based on the London Interbank Offered Rate (“LIBOR”). Any changes in regulatory standards or industry practices, such as the transition away from LIBOR as a benchmark reference for short-term interests, may result in the usage of a higher reference rate for our variable rate debt.

21. War, terrorism, public health crises or other catastrophes	In the event of war, acts of terrorism or the threat of terrorist attacks, public health crises, weather catastrophes or other events outside of our control, consumer spending could significantly decrease for a sustained period. In addition, local authorities or shopping center management could close stores in response to any immediate security concern, public health concern or weather catastrophe such as hurricanes, earthquakes or tornadoes. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results.

Similarly, war, acts of terrorism, threats of terrorist attacks, public health crises or a weather catastrophe could severely and adversely affect our National Store Support Center (“NSSC”) campus, our DC, or our entire supply chain. If any of our facilities, including our DC, our company-operated or franchised stores or the facilities of our suppliers or third-party service providers is affected by a natural disaster, public health crisis (such as a pandemic and epidemic), terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could be negatively impacted. For example, see above in “The ongoing COVID-19 pandemic.”

22. Our inability to protect our brands’ reputation	Our ability to protect our brands’ reputations is an integral part of our general success strategy and is critical to the overall value of the brands. If we fail to maintain high standards for merchandise quality and integrity in our business conduct or fail to address other risk factors, including threats to data and privacy and cybersecurity, such failures could jeopardize our brands' reputations. Consumers value readily available information from social media and other sources concerning retailers and their goods and services and many times act on such information without further investigation in regards to its accuracy. Any negative publicity, whether true or not, may affect our reputation and brand and, consequently, reduce demand for our merchandise, decrease customer and investor loyalty and affect our vendor relationships.

23. Our business could be impacted as a result of actions by activist shareholders or others	From time to time, we may be subject to legal and business challenges in the operation of our Company due to proxy contests, consent solicitations, shareholder proposals, media campaigns and other such actions instituted by activist shareholders or others. In the event of shareholder activism, particularly with respect to matters which the Board, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to such actions is costly and time-consuming, disruptive to our operations, may not align with our business strategies and may divert the attention of our Board and management from the pursuit of current business strategies. Perceived uncertainties as to our future direction or changes to the composition of our Board as a result of shareholder activism may lead to the perception of instability in the organization and its future and may make it more difficult to attract and retain qualified personnel, business partners and customers.

24. Disadvantageous lease obligations and commercial retail consolidation
We have, and will continue to have, significant lease obligations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to fulfill our obligations under the applicable lease including paying the base rent for the balance of the lease term. Additionally, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future and could concentrate our leases with fewer landlords who may then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to enter into new leases or renew or renegotiate existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, this could affect our ability to profitably operate our stores.
Additionally, as noted in above in “The ongoing COVID-19 pandemic,” we suspended rent payments with respect to many of our leases during part of 2020. Any dispute regarding our leases may result in litigation with the respective landlord, and any such dispute could be costly and have an uncertain outcome. Further, any bankruptcy filings by our landlords as a result of the COVID-19 pandemic could adversely impact our ability to negotiate favorable terms.

25. Changes to accounting rules and regulations may adversely affect our financial results, financial position and cash flows	Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations that are relevant to our business, including but not limited to revenue recognition, leases, impairment of goodwill, intangible and long-lived assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or financial condition. See Note 1, to our consolidated financial statements under the heading “Recently Issued Accounting Pronouncements” for a description of recently issued accounting pronouncements, and “Critical Accounting Estimates,” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of accounting policies considered to be important to our operational results and financial condition. These and other future changes to accounting rules or regulations could have an adverse impact on our business, operational results, financial position and cash flow presentation.

26. Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations	We are subject to income and other taxes in local, national and international jurisdictions. Our tax returns and other tax matters are also subject to examination by the Internal Revenue Service and other tax authorities and governmental bodies. These examinations may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to various jurisdictions. The results of any tax audits could adversely affect our financial results. Furthermore, our effective tax rate in a given period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction and deductibility of excess share-based compensation.

27. The Company cannot provide any assurance that in the future the Company will pay dividends or repurchase stock pursuant to its share repurchase program	All decisions regarding authorization to pay a dividend on the Company’s common stock or approve a share repurchase program will be made by the Board from time to time based on the Board’s evaluation of the best interests of the Company and its shareholders. The Board will complete each evaluation based on a review of the Company’s stock price, future earnings, financial condition and other factors deemed relevant. There is no assurance that the Board will declare dividends on the Company’s common stock in the future. The Company’s current share repurchase program authorizes $300 million in share repurchases of the Company’s common stock, of which $55.2 million remained authorized for repurchase under the program as of January 30, 2021. However, the Company is not obligated to make any purchases under the share repurchase program and the program may be discontinued at any time.

General Risks Factors
Our business is subject to numerous general risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

28. Our ability to retain or recruit key personnel	Our success and ability to properly manage our business depends to a significant extent upon our ability to attract, develop and retain qualified employees, including executive and senior management and talented merchants. Competition for talented employees within our industry is intense. Failure to recruit and retain such personnel and implement appropriate succession planning, including the transition of new executives, particularly at the senior executive level, could jeopardize our future success.

29. Our inability to protect our intellectual property	Although we devote resources to protect our intellectual property, others may still attempt to imitate our products or infringe upon our intellectual property rights. Other parties may also claim that some of our products infringe on their trademarks, copyrights or other intellectual property rights.

In addition, the intellectual property laws and enforcement practices in many foreign countries can be substantially different from those in the U.S. There are also inherent challenges with enforcing intellectual property rights on third party e-commerce websites, especially those based in foreign jurisdictions. We cannot guarantee that such rights are not infringed.

30. Stock price volatility	The market price of our common stock has fluctuated substantially in the past and may continue to do so in the future. Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in operating results or comparable sales, updates on our strategic initiatives, changes in earnings estimates by analysts or the failure of investors or analysts to understand our business strategies or fundamental changes in our business or sector, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, stock markets have experienced periods of significant price or volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Stores
At fiscal year-end for 2020, 2019 and 2018 our total consolidated selling square feet was 3.1 million, 3.2 million and 3.4 million, respectively. For a general description of our leases, see Note 1 to our consolidated financial statements under the heading “Operating Leases.” As of January 30, 2021, our 1,302 stores were located in 46 states, Puerto Rico and the U.S. Virgin Islands, as follows:

Alabama	18	Maine	3	Ohio	42
Arizona	32	Maryland	37	Oklahoma	12
Arkansas	10	Massachusetts	28	Oregon	14
California	128	Michigan	35	Pennsylvania	64
Colorado	24	Minnesota	26	Rhode Island	4
Connecticut	21	Mississippi	11	South Carolina	31
Delaware	8	Missouri	23	South Dakota	3
Florida	119	Montana	3	Tennessee	30
Georgia	53	Nebraska	8	Texas	122
Idaho	3	Nevada	17	Utah	7
Illinois	53	New Hampshire	6	Virginia	42
Indiana	23	New Jersey	45	Washington	22
Iowa	7	New Mexico	7	West Virginia	2
Kansas	13	New York	45	Wisconsin	13
Kentucky	16	North Carolina	43	U.S. Virgin Islands	1
Louisiana	19	North Dakota	4	Puerto Rico	5
NSSC and Distribution Centers
Our NSSC is located on approximately 63 acres in Fort Myers, Florida and consists of approximately 504,000 square feet of office space. Our distribution center is located on approximately 110 acres in Winder, Georgia and consists of approximately 550,000 square feet of distribution, fulfillment, call center and office space.

ITEM 3.	LEGAL PROCEEDINGS
    Information regarding legal proceedings is incorporated by reference from Note 14 to the accompanying consolidated financial statements under the heading “Commitments and Contingencies.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NYSE under the symbol “CHS.” On February 22, 2021, the last reported sale price of the common stock on the NYSE was $2.40 per share. The number of holders of record of common stock on February 22, 2021 was 1,029.
In fiscal 2020, we repurchased 440,199 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 5,727 were purchased during the fourth quarter of fiscal 2020.
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
November 1, 2020 – November 28, 2020	5,727	$1.07	—	$55,192
November 29, 2020 – January 2, 2021	—	—	—	55,192
January 3, 2021 – January 30, 2021	—	—	—	55,192
Total	5,727	1.07	—
(a) Total number of shares purchased consists of 5,727 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300 million share repurchase authorization for the Company's common stock. We did not repurchase any of the Company's common stock during fiscal years 2020 and 2019 under the Company’s share repurchase authorization. As of January 30, 2021, $55.2 million remains authorized for repurchase under the share repurchase program. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors (“Board”). The Company has no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.
In response to the pandemic, the Company took actions to reinforce its financial position and liquidity, including suspending its quarterly dividend commencing April 2020. Any determination to pay future dividends will be made by the Board of Directors based on an evaluation of our stock price, future earnings, financial condition and other factors deemed relevant by the Board.
Five Year Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on January 30, 2016 and the reinvestment of dividends.

	01/30/16	01/28/17	02/03/18	02/02/19	02/01/20	01/30/21
Chico’s FAS, Inc.	$100	$125	$96	$61	$45	$27
S&P 500 Index	100	121	148	148	180	211
S&P 500 Apparel Retail Index	100	100	106	120	140	153

ITEM 6.	SELECTED FINANCIAL DATA
Selected Financial Data at the dates and for the periods indicated should be read in conjunction with, and is qualified in its entirety by reference to the consolidated financial statements and the notes thereto referenced in this Annual Report on Form 10-K.

	Fiscal Year
	2020 (52 weeks)	2019 (52 weeks)	2018 (52 weeks)	2017 (53 weeks)	2016 (52 weeks)

	(dollars in thousands, except per share amounts and number of stores data)
Summary of Operations: (1)
Net sales	$1,324,051	$2,037,875	$2,131,140	$2,282,379	$2,476,410
Gross margin	184,173	701,878	763,414	864,777	946,836
Gross margin as a percent of net sales	13.9%	34.4%	35.8%	37.9%	38.2%
(Loss) income from operations	(456,943)	(12,073)	43,666	145,170	140,702
(Loss) income from operations as a percent of net sales	(34.5)%	(0.6)%	2.0%	6.4%	5.7%
Net (loss) income	(360,144)	(12,754)	35,613	101,000	91,229
Net (loss) income as a percent of net sales	(27.2)%	(0.6)%	1.6%	4.4%	3.7%

Per Share Data:
Net (loss) income per common share-basic	$(3.11)	$(0.11)	$0.28	$0.79	$0.69
Net (loss) income per common and common equivalent share–diluted	$(3.11)	$(0.11)	$0.28	$0.79	$0.69
Weighted average common shares outstanding–basic	115,994	114,859	122,662	125,341	128,995
Weighted average common and common equivalent shares outstanding–diluted	115,994	114,859	122,729	125,403	129,237
Cash dividends per share	$0.09	$0.35	$0.34	$0.33	$0.32

Balance Sheet Data (at year-end):
Cash and marketable securities	$109,350	$127,865	$186,115	$220,131	$192,505
Total assets (1)	1,274,878	1,542,659	1,007,034	1,087,605	1,108,994
Working capital (1)	(29,748)	17,057	209,954	247,557	174,766
Long-term debt	149,000	42,500	57,500	53,601	68,535
Shareholders’ equity	165,119	530,092	579,964	656,382	609,173

Other Selected Operating Data:
Percentage decrease in comparable sales	N/A (2)	(3.4)%	(4.9)%	(7.7)%	(3.7)%
Purchases of property and equipment	$11,360	$33,939	$54,187	$48,530	$47,836
Investment in capitalized cloud computing arrangement service contracts, net	$9,991	$10,821	$1,064	$—	$—
Total depreciation and amortization	$63,472	$88,411	$91,333	$96,310	$109,251
Significant non-cash charges (3)	$234,989	$—	$—	$—	$—
Restructuring and strategic charges, pre-tax	$—	$—	$—	$—	$31,027
Total stores at year end	1,302	1,341	1,418	1,460	1,501
Total selling square feet (in thousands)	3,142	3,232	3,413	3,513	3,612
____________________________
1In August 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-11, Targeted Improvements to ASC 842, Leases (“ASC 842”), which included a provision to apply ASC 842 at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has elected to use the initial application date as the effective date of ASC 842. Consequently, the comparative periods are presented in accordance with ASC 840, Leases, and are not restated in accordance with ASC 842.
2The Company is not providing comparable sales figures for fiscal 2020 as it is not a meaningful measure due to the significant impact of store closures during the first half of fiscal 2020 as a result of the pandemic.
3Includes the following significant non-cash charges related to the impact of the pandemic: pre-tax inventory write-offs of $55.4 million; pre-tax long-lived store asset impairment of $20.9 million; pre-tax right of use store asset impairment of $2.4 million; pre-tax other long-lived asset impairment of $8.4 million; pre-tax other right of use asset impairment of $1.6 million; pre-tax goodwill and intangible impairment charges of $114.3 million; and a deferred tax asset valuation allowance of $32.1 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. References herein to “Notes” refer to the Notes to our consolidated financial statements. Each of the periods presented had fifty-two weeks.
EXECUTIVE OVERVIEW
Chico’s FAS is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands operating under the Chico's, White House Black Market (“WHBM”) and Soma brand names - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. As of January 30, 2021, we operated 1,302 stores across 46 states, Puerto Rico and the United States (“U.S.”) Virgin Islands, and sold merchandise through 68 international franchise locations in Mexico and 2 domestic airport locations. We sometimes refer to our Chico's and WHBM brands collectively as our “Apparel Group” and refer to our Soma and TellTale brands collectively as “Soma.” Our distinct lifestyle brands typically serve the needs of fashion-savvy women 35 years and older. We earn revenue and generate cash through the sale of merchandise in our domestic retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels.
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
Exit of Canada Frontline Operations
On July 30, 2020, Chico’s FAS Canada, Co., an immaterial subsidiary of the Company, filed for bankruptcy with the Ontario, Canada office of the Superintendent in Bankruptcy. This action resulted in the permanent closure of four Chico’s and six WHBM boutiques in Ontario, Canada. The permanent closure of the Canadian boutiques, which constitute all of the Company’s Canadian boutiques, was part of the Company’s ongoing cost-savings measures taken to mitigate the impact of the novel strain of coronavirus (“COVID-19”) pandemic (the “COVID-19 pandemic” or the “pandemic”) and address the operational and financial challenges associated with operating in Canada. In connection with this effort, in the second quarter of fiscal 2020, we exited our Canada frontline operations and recorded on a net basis a non-material charge, including the realization of a cumulative foreign currency translation adjustment.

Select Financial Results
The following table depicts select financial results for fiscal 2020, 2019 and 2018:

	Fiscal 2020	Fiscal 2019	Fiscal 2018
	(dollars in millions, except per share amounts)
Net sales	$1,324	$2,038	$2,131
Significant non-cash charges (1):
Inventory write-offs (2)	55	—	—
Long-lived store asset impairment (2)(3)	21	—	—
Right of use store asset impairment (2)	2	—	—
Other long-lived asset impairment (2)(4)	8	—	—
Other right of use asset impairment (2)	2	—	—
Goodwill impairment (2)	80	—	—
Indefinite-lived asset impairment (2)	34	—	—
Deferred tax asset valuation allowance	32	—	—

(Loss) income from operations	(457)	(12)	44
Net (loss) income	(360)	(13)	36
Net (loss) income per common and common equivalent share–diluted	(3.11)	(0.11)	0.28
(1) All significant charges relate to the impact of the pandemic. Less significant charges that may have been incurred are not reflected in the table above.
(2) Presented pre-tax.
(3) Primarily includes impairment on leasehold improvements at certain underperforming stores.
(4) Includes impairment on capitalized implementation costs related to our cloud computing arrangements and other technology-related assets.
Financial Results
Loss per diluted share for fiscal 2020 was $3.11 compared to loss per diluted share of $0.11 in fiscal 2019. The fiscal 2020 net loss includes approximately $200 million in significant after-tax non-cash charges. The fiscal 2019 net loss includes the unfavorable impact of accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan and severance and other related net charges (collectively, “Severance Charges”) of approximately $2 million, after-tax, in connection with actions taken to reposition our then organizational structure. The fiscal 2018 net income includes the unfavorable impact of accelerated depreciation and impairment charges of approximately $8 million, after-tax, related to our retail fleet optimization plan, partially offset by the favorable tax benefit of approximately $5 million related to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).
Current Trends
During fiscal 2020, the Company experienced varying degrees of business disruptions as a result of the pandemic, which had a material adverse impact on our business operations and operating results and operating cash flows during fiscal 2020. In response to the pandemic, the Company took actions to reinforce its financial position and liquidity. Specific actions include: significantly reducing capital and expense structures, centralizing key functions to create a nimbler organization to better align costs with expected sales; suspending the quarterly dividend commencing April 2020; aligning inventory receipts with expected demand; partnering with suppliers and vendors to reduce operating costs and extend payment terms; and reviewing real estate and actively negotiating with landlords to deliver rent relief in the form of reductions, abatements and other concessions. The Company also amended and extended its credit facility to strengthen its liquidity and enhance its financial stability. Furthermore, our financial position and liquidity are being bolstered by robust digital performance across all brands. As discussed in more detail in Item 1A “Risk Factors” of this Annual Report on Form 10-K, the Company is subject to certain risks and uncertainties. There can be no assurance that the actual future results, performance, benefits, or achievements that we expect from our strategies, systems, initiatives, or products, including our measures to mitigate the operating and financial impact of the pandemic, will occur.
    The Company remains confident that it currently has sufficient liquidity to repay its obligations as they become due for the foreseeable future and the Company continues to execute on its cost savings initiatives, among other liquidity measures. However, the extent to which the pandemic impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including, but not limited to, the duration and scope of the pandemic; our response to and ability to mitigate the impact of the pandemic; the negative impact the pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the pandemic subsides.
Fiscal 2020 Business Highlights
The Company’s fiscal 2020 highlights include:
◦Rapid transformation into a digital-first company: Chico’s FAS fast-tracked numerous innovation and digital technology investments. These investments drove higher consumer engagement and a year-over-year digital sales increase of 17.5%, led by Soma’s digital sales increase of 72%.
◦Gained sales momentum at Soma: Soma generated comparable sales growth for the last seven months in fiscal 2020, and according to market research firm NPD, Group Inc., for the 12 months ended January 2021, Soma’s growth exceeded that of the U.S. apparel market and the market leader for non-sport bras and panties, and was in the top five brands overall in the sleepwear market. We believe this is compelling evidence Soma is well positioned and on track to accelerate recent market share gains.
◦Implementation of enhanced marketing efforts drove traffic as well as new customers: Newly acquired customers were retained at a meaningfully higher rate than in fiscal 2019. The average age of new customers dropped 10 years for Chico’s and eight years for Soma, and the average age of new WHBM customers complemented the current target customer, reinforcing the runway for all three brands.
◦Improved apparel product and acceptance: The Company relaunched Zenergy in Chico’s with new fabrications, styling and marketing, and also increased its gifting assortment and key item depth which showed positive results. At WHBM, the brand pivoted to casualization and launched luxe weekend alongside new runway leggings and a focus on denim that resonated well with customers.
◦Enhanced liquidity and financial flexibility: The Company amended and extended its credit facility to $300 million and ended the year with a solid cash position of $109 million of cash and cash equivalents.
◦Obtained meaningful rent reductions and strengthened the Company’s real estate position: Chico’s FAS obtained landlord commitments of $65 million in rent abatements and reductions and further rationalized its real estate position by permanently closing an incremental 40 underperforming locations.
◦Realized significant cost savings: The Company substantially streamlined the organization and permanently reduced its cost structure to more efficiently support the business, resulting in approximately $235 million of annual savings in fiscal 2020, or 23% greater than its original plan, with the expectation that certain of these cost savings initiatives will benefit future years and reflect a cultural shift in how the business is managed.
Fiscal 2021 Outlook
Given the ongoing market disruption caused by the pandemic and related uncertainty on timing and extent of the market recovery, the Company is not providing specific fiscal 2021 first-quarter or full-year financial guidance at this time.
The Company is, however, providing information on its planning expectations for the coming year. At this time, the Company expects to benefit from the COVID-19 vaccine rollout, particularly given its customer base, and is planning for consolidated sales trends to improve in the back half of the year. Consolidated sales trends for the first half of the year are expected to be largely in line with reported third and fourth quarter fiscal 2020 results. By brand, the Company expects continued strong performance at Soma, with performance at Chico’s and WHBM consistent with market expectations and all brands benefiting from the COVID-19 vaccine rollout. We expect our ongoing investment in the digital channel to deliver continued sales growth.
Cost savings realized in fiscal 2020 are expected to be maintained in fiscal 2021. The Company is continuing to implement supply chain efficiencies and intends to maintain stringent inventory controls, with fiscal 2021 first quarter inventories planned down 30% to last year, which are expected to support improving current margin levels.
To further optimize its store footprint and improve profitability, in fiscal 2021, the Company will continue to emphasize its growing digital channel and anticipates rolling out “store-in-store” opportunities for the Soma brand in 50 Chico’s boutiques.The Company anticipates closing 40 to 45 stores in fiscal 2021.
Key Performance Indicators
    In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts and make strategic decisions. These key measures include comparable sales, gross margin as a percent of sales, diluted earnings per share and return on net assets (“RONA”). The following describes these measures.
Comparable Sales
Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The Company has historically viewed comparable sales as a key performance indicator to measure the performance of our business, however, due to varying degrees of business disruptions and periods of store closures or stores operating at reduced hours as a result of the pandemic during fiscal 2020, we do not believe this is a meaningful measure for fiscal 2020.
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
RESULTS OF OPERATIONS
Net (Loss) Income and Net (Loss) Income Per Diluted Share
For fiscal 2020, the Company reported a net loss of $360 million, or $3.11 loss per diluted share, compared to a net loss for fiscal 2019 of $13 million, or $0.11 loss per diluted share. Results for fiscal 2020 were significantly impacted by the pandemic and included the following non-cash charges:

Summary of Significant Non-Cash Charges (1)
	Fiscal 2020
	Amount (2)	% of Net Sales
	(dollars in millions) (2)

Gross margin:
Inventory write-offs (3)	$55	4.2%
Long-lived store asset impairment (3)(4)	21	1.6
Right of use store asset impairment (3)	2	0.2
Total significant charges impacting gross margin	79	6.0
Selling, general and administrative expenses:
Other long-lived asset impairment (3)(5)	8	0.6
Other right of use asset impairment (3)	2	0.1
Total charges impacting selling, general and administrative expenses	10	0.7
Goodwill and intangible impairment charges:
Goodwill impairment (3)	80	6.1
Indefinite-lived asset impairment (3)	34	2.6
Total goodwill and intangible impairment charges	114	8.7
Income tax benefit:
Deferred tax asset valuation allowance	32	2.4
Total charges impacting income tax benefit	32	2.4
Total significant non-cash charges	$235	17.8%
(1) All significant charges relate to the impact of the pandemic. Less significant charges that may have been incurred are not reflected in the table above.
(2) May not foot due to rounding.
(3) Presented pre-tax.
(4) Primarily includes impairment on leasehold improvements at certain underperforming stores.
(5) Includes impairment on capitalized implementation costs related to our cloud computing arrangements and other technology-related assets.
Net loss for fiscal 2019 was $13 million, or $0.11 loss per diluted share, compared to net income for fiscal 2018 of $36 million, or $0.28 loss per diluted share. The fiscal 2019 net loss includes the unfavorable impact of accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan and Severance Charges of approximately $2 million, after-tax, related to our then revised organizational structure. Fiscal 2018 net income includes the unfavorable impact of impairment and accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan, partially offset by the favorable tax benefit of approximately $5 million related to the Tax Act.
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for fiscal 2020, 2019 and 2018:

	Fiscal 2020	%	Fiscal 2019	%	Fiscal 2018	%

	(dollars in millions) (1)
Chico’s	$596	45.0%	$1,045	51.3%	$1,099	51.6%
WHBM	376	28.4	627	30.8	695	32.6
Soma	352	26.6	365	17.9	338	15.8
Total net sales	$1,324	100.0%	$2,038	100.0%	$2,131	100.0%
    (1) May not foot due to rounding.
    For fiscal 2020, net sales were $1.3 billion compared to $2.0 billion in fiscal 2019. This 35.0% decrease primarily reflects disruptions related to the pandemic, including temporary store closures or stores operating at reduced hours during fiscal 2020, reduced in-store traffic, changing consumer patterns and the impact of 39 net store closures since fiscal 2019, partially offset by strong double-digit growth in digital sales.

For fiscal 2019, net sales were $2.0 billion compared to $2.1 billion in fiscal 2018. This decrease of 4.4% reflects a comparable sales decline of 3.4% as well as the impact of 77 net store closures since fiscal 2018. The comparable sales decline was driven by lower average dollar sale and a decrease in transaction count.
The Company is not providing comparable sales figures for fiscal 2020 as it is not a meaningful measure due to the significant impact of store closures during the first half of fiscal 2020 as a result of the pandemic.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for fiscal 2020, 2019 and 2018:

	Fiscal 2020	Fiscal 2019	Fiscal 2018

	(dollars in millions)
Cost of goods sold	$1,140	$1,336	$1,368
Gross margin	$184	$702	$763
Gross margin percentage	13.9%	34.4%	35.8%
For fiscal 2020, gross margin was $184 million, or 13.9% of net sales, compared to $702 million, or 34.4% of net sales, in fiscal 2019. The decrease in gross margin rate primarily reflects lower maintained margin including pre-tax inventory write-offs of $55 million, or 4.2% of net sales, the impact of temporary store closures or stores operating at reduced hours which resulted in deleverage of fixed occupancy costs, and store impairment charges of $23 million, or 1.8% of net sales.
For fiscal 2019, gross margin was $702 million, or 34.4%, compared to $763 million, or 35.8%, in fiscal 2018. This 140-basis point decrease primarily reflects charges related to our omnichannel programs, the clearance of merchandise and the impact of incremental tariffs on maintained margin incurred in the second half of fiscal 2019.
Selling, General and Administrative Expenses
The following table depicts selling, general and administrative (“SG&A”) expenses, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for fiscal 2020, 2019 and 2018:

	Fiscal 2020	Fiscal 2019	Fiscal 2018

	(dollars in millions)
Selling, general and administrative expenses	$527	$714	$720
Percentage of total net sales	39.8%	35.0%	33.8%

For fiscal 2020, SG&A was $527 million, or 39.8%, compared to $714 million, or 35.0%, in fiscal 2019. This $187 million decrease primarily reflects the Company's ongoing expense reduction initiatives to align its cost structure with sales, partially offset by the impact of pre-tax impairments charges of $10 million, or 0.7% of net sales, related to other asset impairments as reflected in the Summary of Significant Non-Cash Charges table herein.
For fiscal 2019, SG&A was $714 million, or 35.0%, compared to $720 million, or 33.8%, in fiscal 2018. This $6 million decrease primarily reflects a reduction in employee-related costs, partially offset by investments in marketing.
Retail Fleet Optimization Plan
In fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. Stores support the digital strategy and give us an enhanced presence. In fiscal 2019, the Company recorded pre-tax accelerated depreciation charges within cost of goods sold of approximately $11 million associated with this retail fleet optimization plan. The fiscal 2019 after-tax impact of these charges was approximately $8 million. In fiscal 2018, the Company recorded pre-tax accelerated depreciation and impairment charges within cost of goods sold of approximately $1 million and $9 million, respectively. The fiscal 2018 after-tax impact of these charges was approximately $8 million. Accelerated depreciation of property and equipment for fiscal 2020 was immaterial.
To further support the digital strategy and improve store productivity, we anticipate closing 40 to 45 stores in fiscal 2021.
    Income Taxes
The effective tax rate for fiscal 2020, 2019 and 2018 was 21.7%, (6.7)% and 17.8%, respectively. The fiscal 2020 effective tax rate primarily reflects a rate differential due to benefits provided under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, partially offset by the unfavorable impact of the Company’s book goodwill impairment charge and the valuation allowance against the Company’s deferred tax assets in fiscal 2020. The fiscal 2019 effective tax rate primarily reflects an income tax benefit on an annual operating loss, offset by an unfavorable fiscal 2018 provision-to-return adjustment, a valuation allowance on certain deferred tax assets for charitable contribution carryforwards and employee share-based compensation expense. The fiscal 2018 effective tax rate reflects benefits from the Tax Act which includes the lower federal statutory rate of 21% compared to a fiscal 2017 blended federal tax rate of 33.8% due to the timing of the effective date of the Tax Act. The fiscal 2018 effective tax rate also reflects approximately $5 million of transitional tax reform benefits related to fiscal 2017, partially offset by an approximate $1 million increase in tax expense related to the accounting for employee share-based compensation expense. Excluding the aforementioned favorable and unfavorable impacts to the effective tax rates, the fiscal 2020, 2019 and 2018 effective tax rate provisions would have been 21.7%, 26.4% and 25.8%.
Cash, Marketable Securities and Debt
At the end of fiscal 2020, cash and marketable securities totaled $109 million. Debt at the end of fiscal 2020 totaled $149 million, remaining unchanged from the end of the first quarter of fiscal 2020. Cash and marketable securities of $109 million at the end of fiscal 2020 reflects $38 million in rent settlements made to landlords during the fourth quarter of fiscal 2020.
Inventories
At the end of fiscal 2020, inventories totaled $204 million compared to $247 million at the end of fiscal 2019. This $43 million decrease, or 17.3%, primarily reflects inventory assortments better aligned to consumer demand.

Income Tax Receivable
At the end of fiscal 2020, our consolidated balance sheet reflected a $55 million income tax receivable related to the recovery of Federal income taxes paid and other tax law changes as a result of the CARES Act.
Liquidity and Capital Resources
Overview
In response to the pandemic, the Company has taken actions to reinforce its financial position and liquidity. Specific actions include: significantly reducing capital and expense structures, centralizing key functions to create a nimbler organization to better align costs with expected sales; suspending the quarterly dividend commencing April 2020; aligning inventory receipts with expected demand; partnering with suppliers and vendors to reduce operating costs and extend payment terms; and reviewing real estate and actively negotiating with landlords to deliver rent relief in the form of reductions, abatements and other concessions. In October 2020, the Company also amended and extended its credit facility to strengthen its liquidity and enhance its financial stability. The Company anticipates satisfying its material cash requirements from its cash flows from operating activities, our cash and marketable securities on hand, capacity within our credit facility and other liquidity options.
Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omnichannel capabilities, including investments in our stores; information technology; and supply chain.
The following table summarizes cash flows for fiscal 2020, 2019 and 2018:

	Fiscal 2020	Fiscal 2019	Fiscal 2018

	(dollars in millions) (1)
Net cash (used in) provided by operating activities	$(98)	$33	$158
Net cash provided by (used in) investing activities	34	(36)	(56)
Net cash provided by (used in) financing activities	91	(58)	(138)
Net increase (decrease) in cash and cash equivalents	$27	$(60)	$(36)
(1) May not foot due to rounding.

Operating Activities
Net cash used in operating activities in fiscal 2020 was $98 million compared to net cash provided by operating activities of $33 million for fiscal 2019. The change in net cash used in operating activities primarily reflects the fiscal 2020 net loss, partially offset by the suspension or reduction of rent payments commencing in April 2020 and reduced operational spending as sales declined.
Net cash provided by operating activities in fiscal 2019 was $33 million compared to $158 million for fiscal 2018. This $125 million decrease primarily reflects lower fiscal 2019 net income, a decline in share-based compensation and investments in cloud computing arrangement (“CCA”) service contracts and Soma inventory to fund growth.
Investing Activities
Net cash provided by investing activities for fiscal 2020 was $34 million compared to net cash used in investing activities of $36 million for fiscal 2019, reflecting a $47 million increase in net proceeds from the sale of marketable securities and reduced capital spend.
Net cash used in investing activities for fiscal 2019 was $36 million compared to $56 million for fiscal 2018, primarily reflecting a $20 million decrease in purchases of property and equipment as we continue to invest in CCA service contracts.

    Financing Activities
Net cash provided by financing activities for fiscal 2020 was $91 million compared to net cash used in financing activities of $58 million in fiscal 2019, primarily reflecting a $122 million increase in net proceeds from borrowings and the suspension of dividend payments commencing in April 2020. In fiscal 2020, we paid one cash dividend at $0.09 per share on our common stock, totaling $11 million, and received approximately $0.4 million in proceeds from issuing approximately 2 million shares related to employee stock ownership plans.
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
    Store and Franchise Activity
During fiscal 2020, we had 39 net permanent store closures, consisting of 12 Chico's stores, 24 WHBM stores and 3 Soma stores. As of January 30, 2021, the Company's franchise operations consisted of 68 international retail locations in Mexico and 2 domestic airport locations.
In fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. We have continued to refine that strategy, particularly in light of the pandemic.
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to continue rationalizing our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We are currently driving store sales with less inventory and increased productivity. We have closed 40 underperforming locations since the beginning of fiscal 2020 and ended the fiscal year with 1,302 boutiques. We will continue to shrink our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. We have strong lease flexibility with nearly 60% of our leases coming up for renewal or kick-outs available over the next three years. The Company anticipates closing 40 to 45 stores in fiscal 2021. However, with the uncertainty of the pandemic, we intend to continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.
Contractual Obligations
The following table summarizes our material contractual obligations at January 30, 2021:

	Total	One year or less	2-3 years	4-5 years	After 5 years

	(in millions) (1)
Operating leases	$794	$228	$333	$164	$69
Purchase orders	263	263	—	—	—
Capital expenditures	9	9	—	—	—
Long-term debt obligations	149	—	—	149	—
Interest payments on long-term debt	25	5	10	9	—
Total	$1,240	$505	$343	$323	$69
     (1) May not foot or cross-foot due to rounding.

    As of January 30, 2021, our contractual obligations consisted of: 1) amounts outstanding under operating leases; 2) open purchase orders for inventory and other operating expenses, in the normal course of business; 3) contractual commitments for fiscal 2021 capital expenditures; 4) long-term debt obligations; and 5) interest payments on long-term debt.
    Until formal resolutions are reached between us and the relevant taxing authorities, we are unable to estimate a final determination related to our uncertain tax positions and therefore, we have excluded the uncertain tax positions, totaling approximately $1 million at January 30, 2021 from the above table.

Credit Facility
On October 30, 2020, the Company and certain material domestic subsidiaries entered into Amendment No. 1 (the “Amendment”) to its credit agreement (as amended, the “Agreement”), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association, as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $285 million, maturing October 30, 2025. The Agreement also provides for a $15 million first-in last-out loan. The interest rate applicable to the Agreement is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBO rate with a floor of 75 basis points, plus in each case an interest rate margin. The Company expects borrowings to be at a LIBO rate, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of January 30, 2021, approximately $149 million in net borrowings were outstanding under the Agreement, and is reflected as long-term debt in the accompanying consolidated balance sheet in this Annual Report on Form 10-K. Availability under the Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of January 30, 2021, the available additional borrowing capacity under the Agreement was approximately $60 million, inclusive of $29 million of excess availability. This availability is directly tied to inventory levels as of our fiscal year end, which traditionally represents the low point during the fiscal year.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBO rate will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
At January 30, 2021 and February 1, 2020, we did not have any relationship with unconsolidated entities or financial partnerships for the purpose of facilitating off-balance sheet arrangements or for other contractually narrow or limited purposes.

Critical Accounting Estimates
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
We sell gift cards in stores, on our Company-operated e-commerce websites and through third parties. Our gift cards do not have expiration dates. We account for gift cards by recognizing a liability at the time the gift card is sold. The liability is relieved, and revenue is recognized, for gift cards upon redemption. In addition, we recognize revenue for the amount of gift cards expected to go unredeemed (commonly referred to as gift card breakage) under the redemption recognition method. This method records gift card breakage as revenue on a proportional basis over the redemption period based on our historical gift card breakage rate. We determine the gift card breakage rate based on our historical redemption patterns. We recognize revenue on the remaining unredeemed gift cards based on determining that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions.
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
Evaluation of Long-Lived Assets, Goodwill and Indefinite-Lived Intangible Assets
Long-lived assets, including definite-lived assets, are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. If future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. The Company uses market participant rents to calculate the fair value of right of use assets (“ROU”) and discounted future cash flows of the asset or asset group using projected financial information and a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level. The estimate of future cash flows requires management to make certain assumptions and to apply judgment, including forecasting future sales and the useful lives of the assets. We exercise our best judgment based on the most current facts and circumstances surrounding our business when applying these impairment rules. We establish our assumptions and arrive at the estimates used in these calculations based upon our historical experience, knowledge of the retail industry and by incorporating third-party data, which we believe results in a reasonably accurate approximation of fair value. Nevertheless, changes in the assumptions used could have an impact on our assessment of recoverability.
We review our goodwill for impairment at the reporting unit level on an annual basis, or when circumstances indicate its carrying value may not be recoverable. We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we will calculate the estimated fair value of the reporting unit. Fair value has historically been determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and EBITDA multiples of similar companies and/or transactions, or other available indications of value. These approaches use significant estimates and assumptions, including projected future cash flows and the timing of those cash flows, discount rates reflecting risks inherent in future cash flows, perpetual growth rates and determination of appropriate market comparables. For fiscal 2020, we applied a 100% weighting to the income approach as we were able to provide detailed forecasts for the foreseeable future to perform a discounted cash flow analysis. We did not utilize a market approach in the fair value assessment of the reporting units for fiscal 2020 as the implied EBITDA multiples from the market approach did not yield reasonable fair values given the volatile market conditions at the time of the assessments. Estimating the fair value is judgmental in nature, which could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charges. Goodwill impairment charges are calculated as the amount by which a reporting unit's carrying amount exceeds its fair value up to the amount of reported goodwill.
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
Operating Leases
Rent expense under store operating leases is recognized on a straight-line basis over the term of the leases. Landlord incentives, “rent-free” periods, rent escalation clauses and other fixed rental expenses are also amortized on a straight-line basis over the term of the leases, including the construction period. This is generally 60–90 days prior to the store opening date, when we generally begin improvements in preparation for our intended use. Variable rental expenses are recognized as incurred. Tenant improvement allowances, fixed rent escalation clauses and impairments are included within right of use assets.
The Company deferred substantially all rent payments due in the months of April, May and June 2020 and made reduced rent payments beginning in July 2020 where and when applicable. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any potential amounts to be probable. In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During fiscal 2020, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all rent concessions and related amendments, including pandemic-related concessions and lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company has continued recording lease expense during the deferral period in accordance with its existing policies.
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

Adoption of New Accounting Pronouncements
    As discussed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K, we adopted Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement and ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”) as of February 2, 2020. On February 2, 2020, we recorded a cumulative effect adjustment of approximately $0.8 as a decrease to opening retained earnings upon adoption of ASU 2016-13. Adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements. We also elected to treat all rent concessions and related amendments, including pandemic-related concessions and lease amendments that extended the lease term, as lease modifications under Accounting Standards Codification (“ASC”) 842, Leases, in accordance with the practical expedient issued by the FASB's Staff Question-and-Answer in April 2020. Additionally, our annual disclosures have been updated upon the Company's adoption of the U.S. Securities and Exchange Commission (the “SEC”) final rule under SEC Release No. 33-10825.
Recently Issued Accounting Pronouncements
    See Note 1 to the accompanying consolidated financial statements under the heading “Business Organization and Summary of Significant Accounting Policies” for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods.

Forward-Looking Statements
    This Annual Report on Form 10-K may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and business initiatives. These statements may address items such as future sales and sales initiatives, business strategies and strategic initiatives, including our digital strategy, environmental, social and governance program details, customer traffic, gross margin expectations, SG&A expectations, including statements about the pandemic and the expected impact of actions we have taken in response thereto, expected savings, operating margin expectations, earnings per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, expected impact of ongoing litigation, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “will,” “could,” “should,” “expects,” “believes,” “anticipates,” “plans,” “intends,” “estimates,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions. Except for historical information, matters discussed in this Annual Report on Form 10-K are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in this Annual Report on Form 10-K and the following:
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; the effects of the pandemic, including uncertainties about its depth and duration, new variants of COVID-19 that have emerged, and the speed and efficacy of vaccine and treatment developments, as well as the impacts to general economic conditions and the economic slowdown affecting consumer behavior and discretionary spending (during and after the pandemic) and any temporary store restrictions (including reduced hours or capacity) due to government mandates, and the effectiveness of store reopenings, cost reduction initiatives (including our ability to effectively restructure our lease portfolio to obtain further rent relief), and other actions taken in response to the pandemic, and the financial impact of certain provisions of the CARES Act; the ability of our third-party business partners, including our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, staffing shortages, liquidity challenges, bankruptcy filings by other industry participants and other disruptions due to the pandemic; the impact of the pandemic on our manufacturing operations in China; the exiting of store operations in Canada and other future permanent store closures; changes in the general or specialty or apparel industries; significant shifts in consumer behavior; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women's private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the Company’s organizational restructure, retail fleet optimization plan and five fiscal 2021 operating priorities which are: continuing our ongoing digital transformation; further refining product through fit, quality, fabric and innovation; driving increased customer engagement through marketing; maintaining our operating and cost discipline; and further enhancing the productivity of our real estate portfolio), sales initiatives and multi-channel strategies, customer traffic, and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with domestic and foreign information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees in an inclusive environment; the successful recruitment of leadership and the successful transition of new members to our senior management team; uncertainties regarding future unsolicited offers to buy the Company and our ability to respond effectively to them as well as to actions of activist shareholders and others; changes in the political environment that create consumer uncertainty; significant changes to product import and distribution costs (such as unexpected consolidation in the freight carrier industry); the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic labor, political or other shifts (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China, or legislation prohibiting certain imports from China); and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of January 30, 2021 has not significantly changed since February 1, 2020. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our credit agreement with our bank. On October 30, 2020, we entered into Amendment No. 1 (the “Amendment”) to our credit agreement (as amended, the “Agreement”), as further discussed in Note 13 to accompanying consolidated financial statements included in this Annual Report on Form 10-K. The Agreement, which matures on October 30, 2025, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBO rate, plus an interest rate margin, as defined in the Agreement. As of January 30, 2021, $149.0 million in net borrowings were outstanding under the Agreement and is reflected as long-term debt in the accompanying consolidated balance sheet. Due to the 75 basis points LIBO rate floor under the Agreement, an increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $2.6 million over the remaining term of the loan.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBO rate will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on the accompanying consolidated financial statements.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities which primarily includes corporate bonds. The marketable securities portfolio as of January 30, 2021, consisted of $18.6 million of securities with maturity dates within one year or less and $0.0 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs. As of January 30, 2021, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chico’s FAS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of January 30, 2021 and February 1, 2020, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 30, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2021 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 and Note 11 to the consolidated financial statements, the Company changed its method of accounting for leases in fiscal 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02 (Topic 842), Leases, as amended.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Chico’s Reporting Unit Goodwill – Impairment Assessment
Description of the Matter
At January 30, 2021, the carrying value of goodwill for the Chico’s reporting unit was $16.4 million, after recognition of an impairment charge of $20.0 million during the first quarter of fiscal year 2020. As discussed in Notes 1, 3 and 8 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently when circumstances indicate carrying values may not be recoverable. As a result of the significant decline in the Company’s market capitalization during the first quarter of 2020, the Company concluded that impairment indicators were present and performed an interim quantitative impairment assessment for the goodwill related to the Chico’s reporting unit as of April 4, 2020. The Company performed its annual impairment test during the fourth quarter of fiscal year 2020, which resulted in no incremental impairment charges to Chico’s reporting unit goodwill. For both assessments, the Company estimated the fair value of the Chico’s reporting unit using the discounted cash flow income approach.
Auditing management’s quantitative goodwill impairment tests for the Chico’s reporting unit was complex and involved a high degree of subjectivity due to the significant estimation required to determine the fair value of the reporting unit. In particular, under the discounted cash flow method, the fair value estimate was sensitive to significant assumptions, such as changes in the weighted-average cost of capital (“WACC”) and assumptions within the prospective financial information, including revenue growth rates, cost of sales percentages, and other expense percentages which are affected by expectations about future company performance as well as market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process for the Chico’s reporting unit, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Chico’s reporting unit, we performed audit procedures that included, among others, assessing the valuation methodology used and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to current industry and economic trends, including comparison to available market data on expected U.S. gross domestic product recovery and expected retail-industry recovery curves as impacted by the COVID-19 pandemic. We also compared the projected financial information to the Chico’s brand’s historical results and business plans as adjusted for the impact of COVID-19 and tested management’s reconciliation of the fair value of its collective reporting units to the market capitalization of the Company.
We involved our valuation specialists to assist in evaluating the valuation methodology used and to assist in evaluating the WACC significant assumption. We evaluated the WACC by comparing it to a WACC range that we independently developed using publicly available market data for comparable entities and further evaluated whether management’s methodology for determining the WACC reflected the risk associated with the forecasted cash flows of the Chico’s reporting unit.

Valuation of WHBM Trademark – Impairment Assessment
Description of the Matter
At January 30, 2021, the carrying value of the White House Black Market (“WHBM”) trademark was $5.0 million, after recognition of impairment charges of $28.0 million and $1.0 million during the first and fourth quarters of fiscal year 2020, respectively. As discussed in Notes 1, 3 and 8 to the consolidated financial statements, indefinite-lived intangible assets are assessed for impairment at least annually, or more frequently when circumstances indicate carrying values may not be recoverable. As a result of the significant decline in the Company’s market capitalization during the first quarter of 2020, the Company concluded that impairment indicators were present and performed an interim quantitative impairment assessment of its indefinite-lived intangible assets as of April 4, 2020. The Company performed its annual impairment test during the fourth quarter of fiscal year 2020. For both assessments, the Company estimated the fair value of the WHBM trademark using the relief-from-royalty method which is a variation of the income approach.
Auditing management’s quantitative impairment tests for the WHBM trademark was complex and involved a high degree of subjectivity due to the significant estimation required to determine the fair value of the WHBM trademark under the relief-from-royalty method. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the royalty rate and revenue growth rate projections, which are affected by expectations about future company performance as well as market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s WHBM trademark impairment review process, including controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the WHBM trademark, we performed audit procedures that included, among others, assessing the valuation methodology used and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to develop the revenue growth rate projections, used to forecast cash flows, to current industry and economic trends, including comparison to available market data on expected U.S. gross domestic product recovery and expected retail-industry recovery curves as impacted by the COVID-19 pandemic. We also compared revenue forecasts to WHBM brand’s historical results and business plans as adjusted for the impacts of the COVID-19 pandemic.
We involved our valuation specialists to assist in evaluating the valuation methodology used and to assist in the evaluation of the selected royalty rate. We evaluated the royalty rate by comparing it to the royalty rates within licensing agreements of guideline public companies and performed a profit split analysis based on the WHBM forecasted earnings before interest and taxes margins. Further, we compared the fair value of the WHBM trademark as a percent of the total fair value of the WHBM reporting unit to the same percentage for comparable market transactions.
We performed sensitivity analyses on the royalty rate assumption to evaluate the changes in the fair value of the WHBM trademark that would result from changes in the significant assumption.

Valuation of Store Assets - Impairment Assessment
Description of the Matter
As discussed in Notes 1, 4 and 8 to the consolidated financial statements, the Company reviews long-lived assets, including property and equipment and operating lease right-of-use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group.
Due to significant operating losses and the temporary closure of all of the Company’s stores during the first quarter of fiscal year 2020 and lower-than-expected earnings for fiscal 2020 and forecast for future periods, resulting from the COVID-19 pandemic, the Company concluded that indicators of impairment were present and performed quantitative impairment tests of its long-lived store assets during fiscal year 2020. As a result, the Company recognized an impairment loss on its store property and equipment, primarily leasehold improvements, of $19.1 million and on its store operating lease right-of-use assets of $3.2 million in fiscal year 2020.
Auditing management’s store asset impairment analyses was complex and involved a high degree of subjectivity due to the significant estimation required to determine the assumptions utilized to project the undiscounted cash flows of the store asset group as part of the recoverability test. In particular, the recoverability test estimates were sensitive to changes in the store revenue growth rate assumptions, which are affected by expectations about future company performance as well as economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s store impairment review process, including controls over management’s review of the significant assumption described above.
To test the estimates within the recoverability test for the Company’s store impairment analyses, we performed audit procedures that included, among others, assessing the methodology used in the undiscounted cash flow model and testing the store revenue growth rate assumptions used to project the undiscounted cash flows as well as testing the underlying data used by the Company in its analyses. We compared the significant assumptions used by management to develop the store revenue growth rates to current industry and economic trends, including comparison to available market data on expected U.S. gross domestic product recovery and expected retail-industry recovery curves as impacted by the COVID-19 pandemic. We also compared revenue forecasts to historical results and business plans as adjusted for the impacts of the COVID-19 pandemic.
We performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the individual retail stores that would result from changes in the underlying assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Tampa, Florida
March 9, 2021

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	January 30, 2021		February 1, 2020		February 2, 2019
	(52 weeks)		(52 weeks)		(52 weeks)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$1,324,051	100.0%	$2,037,875	100.0%	$2,131,140	100.0%
Cost of goods sold	1,139,878	86.1	1,335,997	65.6	1,367,726	64.2
Gross Margin	184,173	13.9	701,878	34.4	763,414	35.8
Selling, general and administrative expenses	526,772	39.8	713,951	35.0	719,748	33.8
Goodwill and intangible impairment charges	114,344	8.6	—	0.0	—	0.0
(Loss) Income from Operations	(456,943)	(34.5)	(12,073)	(0.6)	43,666	2.0
Interest (expense) income, net	(3,101)	(0.2)	119	0.0	(353)	0.0
(Loss) Income before Income Taxes	(460,044)	(34.7)	(11,954)	(0.6)	43,313	2.0
Income tax (benefit) provision	(99,900)	(7.5)	800	0.0	7,700	0.4
Net (Loss) Income	$(360,144)	(27.2)%	$(12,754)	(0.6)%	$35,613	1.6%
Per Share Data:
Net (loss) income per common share-basic	$(3.11)		$(0.11)		$0.28
Net (loss) income per common and common equivalent share–diluted	$(3.11)		$(0.11)		$0.28
Weighted average common shares outstanding–basic	115,994		114,859		122,662
Weighted average common and common equivalent shares outstanding–diluted	115,994		114,859		122,729
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	FISCAL YEAR ENDED
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Net (Loss) Income	$(360,144)	$(12,754)	$35,613
Other comprehensive (loss) income:
Unrealized gains (losses) on marketable securities, net of taxes	(88)	200	189
Foreign currency translation adjustment	580	(267)	(467)
Comprehensive (Loss) Income	$(359,652)	$(12,821)	$35,335
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 30, 2021	February 1, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$90,791	$63,972
Marketable securities, at fair value	18,559	63,893
Inventories	203,983	246,737
Prepaid expenses and other current assets	30,565	41,069
Income tax receivable	58,140	7,131
Total Current Assets	402,038	422,802
Property and Equipment, net	241,370	315,382
Right of Use Assets	586,061	648,397
Other Assets:
Goodwill	16,360	96,774
Other intangible assets	5,000	38,930
Other assets, net	24,049	20,374
Total Other Assets	45,409	156,078
	$1,274,878	$1,542,659
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$116,506	$134,204
Current lease liabilities	194,551	157,043
Other current and deferred liabilities	120,729	114,498
Total Current Liabilities	431,786	405,745
Noncurrent Liabilities:
Long-term debt	149,000	42,500
Long-term lease liabilities	515,797	555,922
Other noncurrent and deferred liabilities	11,863	8,188
Deferred taxes	1,313	212
Total Noncurrent Liabilities	677,973	606,822
Commitments and Contingencies: (see Note 14)
Shareholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized; 161,032 and 159,715 shares issued; and 119,735 and 118,418 shares outstanding, respectively	1,197	1,184
Additional paid-in capital	498,488	492,129
Treasury stock, at cost, 41,297	(494,395)	(494,395)
Retained earnings	159,765	531,602
Accumulated other comprehensive gain (loss)	64	(428)
Total Shareholders’ Equity	165,119	530,092
	$1,274,878	$1,542,659
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive Loss
	Shares	Par Value		Shares	Amount	Retained Earnings		Total
BALANCE, February 3, 2018	127,471	$1,275	$468,806	29,114	$(413,465)	$599,810	$(44)	$656,382
Cumulative effect of adoption of ASU 2018-02, ASU 2016-16 and ASU 2014-09	—	—	—	—	—	(5,015)	(39)	(5,054)
BALANCE, February 3, 2018, as adjusted	127,471	1,275	468,806	29,114	(413,465)	594,795	(83)	651,328
Net income	—	—	—	—	—	35,613	—	35,613
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	—	189	189
Foreign currency translation adjustment	—	—	—	—	—	—	(467)	(467)
Issuance of common stock	2,073	21	1,527	—	—	—	—	1,548
Dividends on common stock ($0.34 per share)	—	—	—	—	—	(43,263)	—	(43,263)
Repurchase of common stock & tax withholdings related to share-based awards	(12,595)	(127)	(3,710)	12,183	(80,930)	—	—	(84,767)
Share-based compensation	—	—	19,783	—	—	—	—	19,783
BALANCE, February 2, 2019	116,949	1,169	486,406	41,297	(494,395)	587,145	(361)	579,964
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(1,287)	—	(1,287)
BALANCE, February 2, 2019, as adjusted	116,949	1,169	486,406	41,297	(494,395)	585,858	(361)	578,677
Net loss	—	—	—	—	—	(12,754)	—	(12,754)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	—	200	200
Foreign currency translation adjustment	—	—	—	—	—	—	(267)	(267)
Issuance of common stock	1,926	19	1,124	—	—	—	—	1,143
Dividends on common stock ($0.35 per share)	—	—	—	—	—	(41,502)	—	(41,502)
Repurchase of common stock & tax withholdings related to share-based awards	(457)	(4)	(2,546)	—	—	—	—	(2,550)
Share-based compensation	—	—	7,145	—	—	—	—	7,145
BALANCE, February 1, 2020	118,418	1,184	492,129	41,297	(494,395)	531,602	(428)	530,092
Cumulative effect of adoption of ASU 2016-13 (see Note 1)	—	—	—	—	—	(838)	—	(838)
BALANCE, February 1, 2020, as adjusted	118,418	1,184	492,129	41,297	(494,395)	530,764	(428)	529,254
Net loss	—	—	—	—	—	(360,144)	—	(360,144)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(88)	(88)
Foreign currency translation adjustment	—	—	—	—	—	—	580	580
Issuance of common stock	1,759	18	394	—	—	—	—	412
Dividends on common stock ($0.09 per share)	—	—	—	—	—	(10,855)	—	(10,855)
Repurchase of common stock & tax withholdings related to share-based awards	(442)	(5)	(1,135)	—	—	—	—	(1,140)
Share-based compensation	—	—	7,100	—	—	—	—	7,100
BALANCE, January 30, 2021	119,735	$1,197	$498,488	41,297	$(494,395)	$159,765	$64	$165,119
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	FISCAL YEAR ENDED
	January 30, 2021	February 1, 2020	February 2, 2019
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net (loss) income	$(360,144)	$(12,754)	$35,613
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill and intangible impairment charges, pre-tax	114,344	—	—
Inventory write-offs	65,205	8,342	9,837
Depreciation and amortization	63,472	88,411	91,333
Non-cash lease expense	233,104	211,530	—
Exit of frontline Canada operations	498	—	—
Right of use asset impairment	4,795	1,065	—
Loss on disposal and impairment of long-lived assets, net	29,967	2,343	13,628
Deferred tax benefit	1,396	(3,326)	(2,100)
Share-based compensation	7,100	7,145	19,783
Deferred rent and lease credits	—	—	(19,527)
Changes in assets and liabilities:
Inventories	(23,962)	(19,861)	(12,153)
Prepaid expenses and other assets	(1,483)	(16,086)	10,446
Income tax receivable	(51,009)	4,784	(9,196)
Accounts payable	(17,897)	(9,525)	25,097
Accrued and other liabilities	12,111	(603)	(4,687)
Lease liability	(175,329)	(228,121)	—
Net cash (used in) provided by operating activities	(97,832)	33,344	158,074
Cash Flows from Investing Activities:
Purchases of marketable securities	(5,477)	(49,663)	(38,693)
Proceeds from sale of marketable securities	50,702	47,955	37,007
Purchases of property and equipment	(11,360)	(33,939)	(54,187)
Net cash provided by (used in) investing activities	33,865	(35,647)	(55,873)
Cash Flows from Financing Activities:
Proceeds from borrowings	255,500	—	61,250
Payments on borrowings	(149,000)	(15,000)	(72,500)
Payments of debt issuance costs	(4,279)	—	—
Proceeds from issuance of common stock	412	1,143	1,548
Dividends paid	(10,701)	(41,179)	(43,208)
Repurchase of common stock	—	—	(81,052)
Payments of tax withholdings related to share-based awards	(1,140)	(2,550)	(3,715)
Net cash provided by (used in) financing activities	90,792	(57,586)	(137,677)
Effects of exchange rate changes on cash and cash equivalents	(6)	(267)	(467)
Net increase (decrease) in cash and cash equivalents	26,819	(60,156)	(35,943)
Cash and Cash Equivalents, Beginning of period	63,972	124,128	160,071
Cash and Cash Equivalents, End of period	$90,791	$63,972	$124,128

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$7,670	$2,078	$3,272
Cash (received) paid for income taxes, net	$(50,162)	$(614)	$22,697
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)

1.BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business
The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us” and “our”). We operate as an omnichannel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates and complementary accessories. We currently sell our products through retail stores, catalogs and via our websites at www.chicos.com, www.chicosofftherack.com, www.whbm.com, www.soma.com and mytelltale.com. As of January 30, 2021, we had 1,302 stores located throughout the United States (“U.S.”), Puerto Rico and the U.S. Virgin Islands, and sold merchandise through 68 international franchise locations in Mexico.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these consolidated financial statements are the fiscal years ended January 30, 2021 (“fiscal 2020” or “current period”), February 1, 2020 (“fiscal 2019” or “prior period”) and February 2, 2019 (“fiscal 2018”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Information
Our operating segments consist of our Chico's brand, our White House Black Market (“WHBM”) brand and our Soma brand, which includes our TellTale brand. Our three operating segments are aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the brands.
Reclassifications
Certain reclassifications have been made to the prior period's financial statements to enhance the comparability with the current year's financial statements. As a result, certain line items have been amended in the consolidated balance sheets and consolidated statements of cash flows to conform to the current period's presentation.
COVID-19 Pandemic Update
The Company experienced varying degrees of business disruptions during fiscal 2020 as a result of the novel strain of coronavirus (“COVID-19”) pandemic (the “pandemic”) which had a material adverse impact on our business operations and operating results and operating cash flows during fiscal 2020.
Throughout the fiscal year, the Company was able to navigate a changing retail landscape by leveraging its omnichannel capabilities. Chico’s FAS rapidly accelerated its transformation to a digital-first company, fast-tracking numerous innovation and technology investments which drove higher consumer engagement and a year-over-year digital revenue increase of 17.5%. Like many other retailers, the Company temporarily closed its stores for several weeks in spring 2020. Even though the stores have been reopened, most are continuing to operate under reduced hours, staffing, capacity and inventory levels and enhanced safety protocols, all of which are continuing to adversely affect traffic and sales.

_______________________
1As used in this report, all references to “we,” “us,” “our,” “the Company,” and “Chico's FAS” refer to Chico’s FAS, Inc., a Florida corporation, and all of its wholly-owned subsidiaries.

The Company took aggressive actions to mitigate the effect of the pandemic on our business by significantly reducing elements of selling, general and administrative (“SG&A”) expenses to better align operating costs with expected sales. We partnered with landlords during fiscal 2020 to obtain rent reductions and abatements of $65 million. We also suspended our quarterly dividend commencing April 2020, reduced our planned capital expenditures primarily to address only maintenance and business essential requirements, better aligned inventory receipts with expected market demand and partnered with suppliers and vendors to extend payment terms.
Due to the uncertainty over the duration and severity of the economic and operational impacts of the pandemic, the material adverse impact of the pandemic may continue into our fiscal year 2021.
Exit of Canada Frontline Operations
On July 30, 2020, Chico’s FAS Canada, Co., an immaterial subsidiary of the Company, filed for bankruptcy with the Ontario, Canada office of the Superintendent in Bankruptcy. This action resulted in the permanent closure of four Chico’s and six WHBM boutiques in Ontario, Canada. The permanent closure of the Canadian boutiques, which constitute all of the Company’s Canadian boutiques, was part of the Company’s ongoing cost-savings measures taken to mitigate the impact of the pandemic and address the operational and financial challenges associated with operating in Canada. In connection with this effort, in the second quarter of fiscal 2020, we exited our Canada frontline operations and recorded on a net basis a non-material charge, including the realization of a cumulative foreign currency translation adjustment.
Adoption of New Accounting and Regulatory Pronouncements
In April 2020, the Financial Accounting Standards Board (the “FASB”) issued a Staff Question-and-Answer (hereinafter, the practical expedient) to clarify whether lease concessions related to the effects of the pandemic require the application of the lease modification guidance under the new lease standard, which the Company adopted on February 3, 2019. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all rent concessions and related amendments, including pandemic-related concessions and lease amendments that extended the lease term, as lease modifications under Accounting Standards Codification (“ASC”) 842, Leases.
Effective February 2, 2020, the Company adopted Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurements. The amendments related to the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements and the narrative description of measurement uncertainty were applied prospectively. All other amendments were applied retrospectively. Adoption of this pronouncement did not have a material effect on our consolidated financial statements.
Effective February 2, 2020, the Company adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The update and additional changes, modifications, clarifications, or interpretations related to this guidance thereafter, changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. The Company has developed processes for assessment and documentation, model development and validation. The implementation of ASU 2016-13 and related increase to the allowance for credit losses did not have a material impact on our consolidated financial statements. The guidance was applied using the modified-retrospective approach. As a result of the adoption of ASU 2016-13, the Company recorded a cumulative effect adjustment of $0.8 million as a decrease to opening retained earnings on February 2, 2020.
In August 2020, the U.S. Securities and Exchange Commission (the “SEC”) adopted the final rule under SEC Release No. 33-10825, Modernization of Regulation S-K Items 101, 103, and 105, to modernize certain disclosure requirements for the description of business, legal proceedings and risk factors. These updates are part of the SEC’s broader disclosure effectiveness initiative, and reflect a principles-based, registrant-specific approach to disclosure, intended to improve the content and simplify compliance for registrants. The amendments were effective on November 9, 2020. Our annual disclosures have been updated accordingly to comply with these amendments.
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
Marketable Securities
Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive gain (loss) until realized. For the purposes of computing realized and unrealized gains and losses, cost and fair value are determined on a specific identification basis. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs.
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
Costs associated with sourcing are generally capitalized while merchandising, distribution and product development costs are generally expensed as incurred and are included in the accompanying consolidated statements of (loss) income as a component of cost of goods sold (“COGS”). Approximately 13% of total purchases in fiscal 2020 and 19% of total purchases in fiscal 2019 were made from one supplier. In fiscal 2020 and 2019, approximately 38% and 46% of our merchandise cost originated in China, respectively.
Capitalized Costs in Cloud Computing Arrangements
We capitalize implementation costs in cloud computing arrangement (“CCA”) service contracts. Unamortized capitalized costs were $10.0 million as of January 30, 2021 and $10.9 million as of February 1, 2020. Accumulated amortization was $0.7 million as of January 30, 2021 and $0.1 million as of February 1, 2020. Expense related to capitalized CCA contracts for fiscal 2020, 2019 and 2018 was $1.3 million, $0.1 million and $0.0 million, respectively.
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
Operating Leases
Beginning on February 3, 2019, the Company accounts for leases pursuant to ASC 842 as established by ASU 2016-02. We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets, current lease liabilities and long-term lease liabilities in our consolidated balance sheets. The Company does not have finance leases in the periods presented.
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
The Company deferred substantially all rent payments due in the months of April, May and June 2020 and made reduced rent payments beginning in July 2020 where and when applicable. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any potential amounts to be probable. In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During fiscal 2020, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all rent concessions and related amendments, including pandemic-related concessions and lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company has continued recording lease expense during the deferral period in accordance with its existing policies.
Certain leases provide for contingent rents based on defined criteria, such as gross sales in excess of a specified level. We record a contingent rent liability in accrued liabilities on the consolidated balance sheets and the corresponding rent expense when the criteria has been achieved or is probable.
Additionally, we have a nominal number of leases that meet the standard's definition of a “short-term lease” (a lease that, at the commencement date, has a lease term of twelve months or less and does not include an option to purchase the underlying asset that the lessee is reasonably certain to exercise). We have made a policy election to recognize these leases as incurred and have not recognized a ROU asset or corresponding lease liability for them. The Company's short-term leases are not material.

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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in a business combination. Impairment testing for goodwill is done at a reporting unit level. Reporting units are defined as an operating segment or one level below an operating segment, called a component. Using these criteria, we identified our reporting units and concluded that the goodwill related to the acquisition of the territorial franchise rights for the state of Minnesota should be allocated to the Chico’s reporting unit and the goodwill associated with the WHBM acquisition should be assigned to the WHBM reporting unit.
We evaluate the appropriateness of performing a qualitative assessment, on a reporting unit level, based on current circumstances. If we do not perform a qualitative assessment, or if we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we calculate the estimated fair value of the reporting unit. Fair value has historically been determined based on both an income approach and market approach. The income approach is based on estimated future cash flows, discounted at a rate that approximates the cost of capital of a market participant, while the market approach is based on sales and EBITDA multiples of similar companies and/or transactions, or other available indications of value. For fiscal 2020, we applied a 100% weighting to the income approach as we were able to provide detailed forecasts for the foreseeable future to perform a discounted cash flow analysis. We did not utilize a market approach in the fair value assessment of the reporting units for fiscal 2020 as the implied EBITDA multiples from the market approach did not yield reasonable fair values given the volatile market conditions at the time of the assessments.
Due to the impact of the pandemic, the Company performed an interim impairment assessment of our goodwill as of April 4, 2020. As a result, the Company recognized pre-tax goodwill impairment charges during the first quarter of fiscal 2020 of $20.0 million at the Chico's reporting unit and a charge of $60.4 million at the WHBM reporting unit, as further discussed in Note 3. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of (loss) income.
As part of the Company's annual impairment test during the fourth quarter (the “annual impairment test”), for fiscal 2020, 2019 and 2018, we elected to bypass the qualitative assessment and perform impairment testing for each of our reporting units, as applicable. As a result of the annual impairment test, for fiscal 2020, 2019 and 2018, the estimated fair value of each of our reporting units, as applicable, exceeded the respective carrying value and, as such, we concluded that the goodwill was not impaired.
Indefinite-Lived Intangible Assets
We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If the results of the qualitative assessment indicate that it is more likely than not that the fair value of the intangible asset is less than its carrying amount, we calculate the value of the indefinite-lived intangible assets using a discounted cash flow method, based on the relief from royalty concept, and compare the fair value to the carrying value to determine if the asset is impaired. We may elect to bypass the qualitative assessment when appropriate based on current circumstances.
Due to the impact of the pandemic, the Company performed an interim impairment assessment of our indefinite-lived intangible assets as of April 4, 2020. As a result, the Company recognized the following pre-tax impairment charges during the first quarter of fiscal 2020 to write down the carrying values of its indefinite-lived intangible assets to their fair values as follows: $28.0 million of our WHBM trademark and $4.8 million of our Chico's franchise rights, as further discussed in Note 3. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of (loss) income.
As part of the Company's annual impairment test during the fourth quarter, for fiscal 2020, 2019 and 2018, we elected to bypass the qualitative assessment and perform impairment testing on the WHBM trademark and Chico's franchise rights. As a result of the annual impairment test, for fiscal 2020, the Company recognized an additional pre-tax impairment charge of $1.0 million on our WHBM trademark and $0.2 million on our Chico's franchise rights, as further discussed in Note 3. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of (loss) income. For fiscal 2019 and 2018, the estimated fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, as such, we concluded our indefinite-lived intangible assets were not impaired at those measurement dates.
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
As a result of the pandemic, during fiscal 2020, we recorded $34.5 million in pre-tax impairment charges upon completion of our evaluation of long-lived assets. Of the $34.5 million in pre-tax impairment charges, $19.1 million and $3.2 million consisted of leasehold improvements and operating lease assets, respectively, at certain underperforming stores. The remaining $12.1 million in pre-tax impairment charges on our long-lived assets primarily consisted of capitalized implementation costs related to our cloud computing arrangements, other technology-related assets and other right of use assets. The $34.5 million in pre-tax impairment charges on our long-lived assets are reflected in the financial statements as $24.0 million in cost of goods sold (“COGS”) and $10.4 million in SG&A expenses in the accompanying consolidated statements of (loss) income, as further discussed in Note 4.
In fiscal 2019 and 2018, we completed an evaluation of certain of our long-lived assets which primarily consisted of leasehold improvements at certain underperforming stores, operating lease assets and capitalized implementation costs related to our cloud computing arrangements and other technology-related assets for indicators of impairment and, as a result, recorded pre-tax impairment charges of approximately $3.3 million and $13.3 million, respectively, which are primarily included in COGS in the accompanying consolidated statements of (loss) income. Pre-tax impairment charges of long-lived assets in fiscal 2018 included $9.4 million in connection with our retail fleet optimization plan as further discussed in Note 6.
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
Advertising Costs
Advertising costs associated with the production of non-media advertising are charged to expense as incurred and media production costs (such as television, magazine and catalogs) are expensed when the advertising first takes place. For fiscal 2020, 2019 and 2018, advertising expense was approximately $94.6 million, $103.3 million and $102.5 million, respectively, and is included within SG&A in the accompanying consolidated statements of (loss) income.

Treasury Stock
Treasury stock is accounted for at cost. These shares are not retired and are excluded from the calculation of earnings per share.
Share-Based Compensation
Share-based compensation for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. The fair value of restricted stock awards and performance-based awards, except for the grants of special performance-based restricted stock units (“PSUs”) as further discussed in Note 15, is determined by using the closing price of the Company’s common stock on the date of the grant. A Monte Carlo simulation under the option pricing framework was used to determine the grant-date fair value of the special PSU grants. Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest, depending on the level and likelihood of the performance condition being met.
Shipping and Handling Costs
Shipping and handling costs to transport goods to customers amounted to $71.7 million, $62.8 million and $58.5 million in fiscal 2020, 2019 and 2018, respectively, and are included within COGS in the accompanying consolidated statements of (loss) income.
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
(Loss) Earnings Per Share
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of earnings per common share pursuant to the “two-class” method. For us, participating securities are composed entirely of unvested restricted stock awards granted prior to fiscal 2020 and PSUs that have met their relevant performance criteria.

Under the two-class method, net (loss) income is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed earnings are then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic (loss) earnings per share excludes dilution and is computed by dividing net (loss) income available to common shareholders by the weighted-average number of common shares outstanding during the period including the participating securities. Diluted (loss) earnings per share reflects the dilutive effect of potential common shares from non-participating securities such as restricted stock awards granted after fiscal 2019, stock options, PSUs and restricted stock units.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. All amendments for which there is no specific application guidance should be applied on a prospective basis. The Company is currently evaluating the impact the adoption of ASU 2019-12 will have on its consolidated financial statements.
2.REVENUE RECOGNITION:
Disaggregated Revenue
The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale income, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Fiscal 2020	%	Fiscal 2019	%	Fiscal 2018	%

	(in thousands)
Chico’s	$595,968	45.0%	$1,045,221	51.3%	$1,098,707	51.6%
WHBM	376,236	28.4	627,315	30.8	694,804	32.6
Soma	351,847	26.6	365,339	17.9	337,629	15.8
Total net sales	$1,324,051	100.0%	$2,037,875	100.0%	$2,131,140	100.0%

Contract Liability
Contract liabilities on the accompanying consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of January 30, 2021 and February 1, 2020, contract liabilities primarily consisted of gift cards of $40.4 million and $40.1 million, respectively. For fiscal 2020, the Company recognized $20.6 million of revenue that was previously included in the gift card contract liability as of February 1, 2020. For fiscal 2019, the Company recognized $25.3 million of revenue that was previously included in the gift card contract liability as of February 2, 2019. The contract liability for our loyalty program was not material as of January 30, 2021 or February 1, 2020.
Performance Obligation
For fiscal 2020, revenue recognized from performance obligations to customers related to prior periods was not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.

3.GOODWILL & INTANGIBLE IMPAIRMENT CHARGES:
Fiscal 2020 Interim Impairment Assessment
During the first quarter of fiscal 2020, the Company experienced a significant decline in its market capitalization and disruptions to its operations as a result of the pandemic. Consequently, the Company reduced its level of forecasted earnings for fiscal 2020 and future periods across all of its brands. In light of the decline in the Company's stock price and market capitalization, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during the first quarter of fiscal 2020.
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach as of April 4, 2020 (the “interim test”), which was the last day in the second month of the first fiscal quarter. The valuation of the Company's goodwill and indefinite-lived intangible assets was determined with the assistance of an independent valuation firm using the income approach (discounted cash flow (“DCF”) method) and relief from royalty method, respectively. We applied a 100% weighting to the income approach as we were able to provide detailed forecasts for the foreseeable future to perform a DCF analysis. We did not utilize a market approach in the fair value assessment of the reporting units as the implied EBITDA or sales multiples from the market approach did not yield reasonable fair values given the volatile market conditions at the time of the assessment. Furthermore, the Company’s publicly traded market capitalization was reconciled to the sum of the fair values of the reporting units estimated using the income approach described above. The fair value of our trademark was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trademark.
Changes in key assumptions and the resulting reduction in projected future cash flows included in the interim test resulted in a decrease in the fair values of our Chico's and White House Black Market (“WHBM”) reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following pre-tax goodwill impairment charges during the first quarter of fiscal 2020: a charge of $20.0 million at the Chico's reporting unit and a charge of $60.4 million at the WHBM reporting unit, reducing the carrying value of goodwill to zero for the WHBM reporting unit. In addition, the Company recognized pre-tax impairment charges to write down the carrying values of its other indefinite-lived intangible assets to their fair values as follows: $28.0 million of our WHBM trademark and $4.8 million of our Chico's franchise rights. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of (loss) income.
Fiscal 2020 Annual Impairment Assessment
The Company elected to bypass the qualitative assessment of its goodwill and indefinite-lived and performed a quantitative valuation of its goodwill and intangible assets during the fourth quarter of fiscal 2020 (the “annual impairment test”). The valuation of the Company's goodwill and indefinite-lived intangible assets was determined with the assistance of an independent valuation firm using the income approach (DCF method) and relief from royalty method, respectively. We applied a 100% weighting to the income approach as we were able to provide detailed forecasts for the foreseeable future to perform a DCF analysis. We did not utilize a market approach in the fair value assessment of the reporting units as the implied EBITDA or sales multiples from the market approach did not yield reasonable fair values given the volatile market conditions at the time of the assessment. Furthermore, the Company’s publicly traded market capitalization was reconciled to the sum of the fair values of the reporting units estimated using the income approach described above. The fair value of our trademark was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trademark.
As a result of Company's annual impairment test, we determined there was no incremental impairment for goodwill and recorded the following additional impairment charges of its other indefinite-lived intangible assets as follows: $1.0 million of our WHBM trademark and $0.2 million of our Chico's franchise rights. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of (loss) income. We did not record goodwill and intangible impairment charges during fiscal 2019 and 2018.

The following table details the changes in goodwill for each operating segment, as applicable:

	Chico's Reporting Unit	WHBM Reporting Unit	Total (1)

	(in thousands)
Balance at February 1, 2020	$36,403	$60,371	$96,774
Impairment charges	(20,043)	(60,371)	(80,414)
Balance at January 30, 2021	$16,360	$—	$16,360
(1) There is no goodwill associated with the Soma reporting unit and, therefore, no analysis has been performed.
The following table details the changes in other indefinite-lived intangible assets, net:

	WHBM Trademark	Chico's Franchise Rights	Total

	(in thousands)
Balance at February 1, 2020	$34,000	$4,930	$38,930
Impairment charges	(29,000)	(4,930)	(33,930)
Balance at January 30, 2021	$5,000	$—	$5,000

4.LONG-LIVED ASSET IMPAIRMENT CHARGES RELATED TO THE PANDEMIC:
Long-lived assets, including definite-lived intangibles, are reviewed periodically for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company uses market participant rent assumptions to calculate the fair value of ROU assets and discounted future cash flows of the asset or asset group using projected financial information and a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level.
The Company experienced varying degrees of business disruptions as a result of the pandemic, which had a material adverse impact on our business operations and operating results and operating cash flows during fiscal 2020. As a result, the Company reduced its level of forecasted earnings for fiscal 2020 and future periods across all of its brands. In light of the temporary closure of all its stores across North America during the first quarter of fiscal 2020 and lower-than-expected earnings for fiscal 2020 and future periods, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test certain of its long-lived assets and operating lease assets for impairment during fiscal 2020.
As a result of the pandemic, during fiscal 2020, we completed an evaluation of certain long-lived assets for indicators of impairment, and consequently, recorded pre-tax impairment charges of approximately $29.7 million, of which consisted of $19.1 million in leasehold improvements at certain underperforming stores and $10.5 million which primarily consisted of capitalized implementation costs related to our cloud computing arrangements and other technology-related assets. The $29.7 million in pre-tax impairment charges are reflected in the financial statements as $20.8 million in COGS and $8.9 million in SG&A expenses in the accompanying consolidated statements of (loss) income. Pre-tax impairment charges reduced the net carrying value of long-lived assets at retail stores to their estimated fair value, as determined using a discounted cash flow model.
As a result of the impact of the pandemic, during fiscal 2020, we completed an evaluation of our operating lease assets for indicators of impairment, and consequently, recorded pre-tax impairment charges of approximately $4.8 million, of which $3.2 million consisted of impairment on operating lease assets at certain underperforming stores. The $4.8 million in pre-tax impairment charges are reflected in the financial statements as $3.2 million in COGS and $1.6 million in SG&A expenses in the accompanying consolidated statements of (loss) income.

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

Inventory write-offs during fiscal 2020 were $65.2 million, including $55.4 million in significant inventory-write offs as a result of changes in the market for those inventories and the resulting slowdown in sell through rates due to the impact of the pandemic. Inventory write-offs for fiscal 2019 and 2018 were $8.3 million and $9.8 million, respectively.

6.RETAIL FLEET OPTIMIZATION PLAN:
In fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. Stores support the digital strategy and give us an enhanced presence. In fiscal 2019, the Company recorded pre-tax accelerated depreciation charges within COGS of $11.1 million associated with this retail fleet optimization plan. In fiscal 2018, the Company recorded pre-tax accelerated depreciation and impairment charges within COGS of $1.3 million and $9.4 million, respectively. Accelerated depreciation of property and equipment for fiscal 2020 was immaterial.
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
To further support the digital strategy and improve store productivity, we anticipate closing approximately 40 to 45 stores in fiscal 2021.

7.MARKETABLE SECURITIES:
Marketable securities are classified as available-for-sale and generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities. At January 30, 2021, we had $18.6 million of securities with maturity dates within one year or less and $0.0 million with maturity dates over one year and less than two years. As of January 30, 2021, marketable securities consisted of corporate bonds which exceed their amortized cost bases.
The following tables summarize our investments in marketable securities at January 30, 2021 and February 1, 2020:

	January 30, 2021

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$18,475	$84	$—	$18,559

	February 1, 2020

	(in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$63,700	$196	$(3)	$63,893

8.FAIR VALUE MEASUREMENTS:
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

The following tables presents quantitative information about the Level 3 significant unobservable inputs for the WHBM trademark and long-lived assets at retail stores and operating lease assets measured at carrying value as of January 30, 2021:
Quantitative Information about Level 3 Fair Value Measurements

	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

WHBM Trademark	$5,000	Relief from royalty	Weighted-average cost of capital	13% to 15%
			Long-term revenue growth rate	-1% to 16%
Long-lived assets at retail stores and operating lease assets (1)	$89,588	Discounted cash flow	Weighted-average cost of capital	11% to 13%
			Long-term revenue growth rate	2% to 53%
(1) The fair value of $89.6 million specifically relates to only those locations which had asset impairment charges related to the pandemic during fiscal 2020.
As of January 30, 2021, the fair value of goodwill for the Chico's and WHBM reporting units, the WHBM trademark and our Chico's franchise rights was $16.4 million, $0.0 million, $5.0 million and $0.0 million, respectively. The carrying value of goodwill for the Chico's and WHBM reporting units, the WHBM trademark and our Chico's franchise rights as of February 1, 2020 was $36.4 million, $60.4 million, $34.0 million and $4.9 million, respectively.
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach during fiscal 2020 and recognized $114.3 million in pre-tax goodwill and indefinite-lived intangible impairment charges as further discussed in Note 3, $29.7 million in pre-tax impairment charges primarily consisting of leasehold improvements at certain underperforming stores, capitalized implementation costs related to our cloud computing arrangements and other technology-related assets, and $4.8 million in pre-tax impairment charges for operating lease assets, as further discussed in Note 4.
As of January 30, 2021 and February 1, 2020, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
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

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using				January 30, 2021 (52 weeks)
	Balance as of January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment

	(in thousands)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$36,809	$36,809	$—	$—
Marketable securities:
Corporate bonds	18,559	—	18,559	—
Noncurrent Assets
Deferred compensation plan	$8,993	$8,993	$—	$—
Total recurring fair value measurements	$64,361	$45,802	$18,559	$—
Nonrecurring fair value measurements:
Noncurrent Assets
Goodwill	$16,360	$—	$—	$16,360		$(80,414)
Trademark	5,000	—	—	5,000		(29,000)
Long-lived assets	7,090	—	5,990	1,100	(1)	(29,669)
Operating lease assets	88,488	—	—	88,488	(1)	(4,795)
Total nonrecurring fair value measurements	$116,938	$—	$5,990	$110,948		$(143,878)

		Fair Value Measurements at Reporting Date Using
	Balance as of February 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(in thousands)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$621	$621	$—	$—
Marketable securities:
Corporate bonds	62,645	—	62,645	—
Commercial paper	1,248	—	1,248	—
Noncurrent Assets
Deferred compensation plan	7,464	7,464	—	—
Total recurring fair value measurements	$71,978	$8,085	$63,893	$—
(1) The fair value of $1.1 million and $88.5 million specifically relates to only those locations which had asset impairment charges related to the pandemic during fiscal 2020.

9.PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets consisted of the following:

	January 30, 2021	February 1, 2020

	(in thousands)
Prepaid expenses	$16,667	$23,022
Accounts receivable	8,725	12,321
Other current assets	5,173	5,726
Prepaid expenses and other current assets	$30,565	$41,069

10.PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following:

	January 30, 2021	February 1, 2020

	(in thousands)
Land and land improvements	$30,403	$30,626
Building and building improvements	124,665	126,395
Equipment, furniture and fixtures	648,810	653,870
Leasehold improvements	460,883	478,034
Total property and equipment	1,264,761	1,288,925
Less: accumulated depreciation and amortization	(1,023,391)	(973,543)
Property and equipment, net	$241,370	$315,382
Total depreciation expense for fiscal 2020, 2019 and 2018 was $63.2 million, $88.0 million and $91.2 million, respectively. Depreciation expense in fiscal 2019 and 2018 included $11.1 million and $1.3 million of accelerated depreciation, respectively, in connection with our retail fleet optimization plan as further discussed in Note 6.

11. LEASES:
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
The Company deferred substantially all rent payments due in the months of April, May and June 2020 and made reduced rent payments beginning in July 2020 where and when applicable. The Company has not recorded any provision for interest or penalties which may arise as a result of these deferrals, as management does not believe payment for any potential amounts to be probable. In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During fiscal 2020, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all rent concessions and related amendments, including pandemic-related concessions and lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company has continued recording lease expense during the deferral period in accordance with its existing policies.
Operating lease expense was as follows:

	Fiscal 2020 (1)	Fiscal 2019 (1)	Fiscal 2018

	(in thousands)
Operating lease cost	$235,301	$250,767	$261,285
    (1) Includes approximately $30.4 million and $22.6 million in variable lease costs for fiscal 2020 and 2019, respectively.
Supplemental balance sheet information related to operating leases was as follows:

	Fiscal 2020	Fiscal 2019

	(in thousands)
Right of Use Assets	$586,061	$648,397

Current lease liabilities	$194,551	$157,043
Long-term lease liabilities	515,797	555,922
Total operating lease liabilities	$710,348	$712,965

Weighted Average Remaining Lease Term (years)	4.5	4.8

Weighted Average Discount Rate (1)	4.9%	5.6%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease, weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Fiscal 2020		Fiscal 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$175,329	(1)	$228,121
Right of use assets obtained in exchange for lease obligations, non-cash	140,833		51,204
(1) During the fourth quarter of fiscal 2020, the Company substantially completed its settlement agreements with its landlords, the result of which is reflected herein.

Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of variable common area maintenance charges and/or contingent rental payments based on sales) as of January 30, 2021, are approximately as follows:

FISCAL YEAR ENDING:
(in thousands)
January 30, 2021	$227,669
January 29, 2022	189,317
January 28, 2023	143,594
February 3, 2024	100,726
February 1, 2025	63,766
Thereafter	68,592
Total future minimum lease payments	$793,664
Less imputed interest	(83,316)
Total	$710,348
Certain leases provide that we may cancel the lease if our retail sales at that location fall below an established level. A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically met or exercised a significant number of these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2020, 2019 and 2018, total rent expense under operating leases was approximately $235.3 million, $250.8 million and $261.3 million, respectively, including common area maintenance charges of approximately $32.8 million, $45.7 million and $48.0 million, respectively, other rental charges of approximately $49.8 million, $38.4 million and $40.9 million, respectively, and contingent rental expense, based on sales, of approximately $2.4 million, $4.9 million and $3.6 million, respectively.

12. OTHER CURRENT AND DEFERRED LIABILITIES:
Other current and deferred liabilities consisted of the following:

	January 30, 2021	February 1, 2020

	(in thousands)
Allowance for customer returns, gift cards and store credits outstanding	$52,974	$56,150
Accrued payroll, benefits, bonuses and severance costs and termination benefits	31,848	28,955
Other	35,907	29,393
Other current and deferred liabilities	$120,729	$114,498
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act provides for the deferral of the employer-paid portion of social security payroll taxes. We have elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $10.8 million and will remit such amounts due in fiscal 2021 and fiscal 2022. The CARES Act also provides refundable employee retention credits, which can be used to offset payroll tax liabilities. For the year ended January 30, 2021, we recorded a benefit of approximately $7.0 million, which primarily offsets payroll tax expense.

13. DEBT:
On October 30, 2020, the Company and certain material domestic subsidiaries entered into Amendment No. 1 (the “Amendment”) to its credit agreement (as amended, the “Agreement”), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association, as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $285.0 million, maturing October 30, 2025. The Agreement also provides for a $15.0 million first-in last-out loan. The interest rate applicable to the Agreement is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBO rate with a floor of 75 basis points, plus in each case an interest rate margin. The Company expects borrowings to be at a LIBO rate, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of January 30, 2021, our outstanding debt consisted of $149.0 million in borrowings under the Agreement. Availability under the Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of January 30, 2021, the available additional borrowing capacity under the Agreement was approximately $60.0 million, inclusive of $29.3 million of excess availability. This availability is directly tied to inventory levels as of our fiscal year end, which traditionally represents the low point during the fiscal year. The $149.0 million in borrowings includes a $106.5 million draw on our facility on March 18, 2020 in response to store closures due to the pandemic. As of January 30, 2021, deferred financing costs of $4.4 million was outstanding related to the Agreement, and is presented in other current assets in the accompanying consolidated balance sheets.
The following table provides details on our debt outstanding as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020

	(in thousands)
Credit Agreement	$149,000	$42,500
    There are no debt payments due through fiscal year 2024 and $149.0 million is due in fiscal 2025.

14.COMMITMENTS AND CONTINGENCIES:
Leases
    Information regarding our lease commitments and contingencies, including total rent expense under operating leases and minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses and exclusive of variable common area maintenance charges and/or contingent rental payments based on sales), as of January 30, 2021, is incorporated by reference from Note 11.
Open Purchase Orders
At January 30, 2021 and February 1, 2020, we had approximately $256.1 million and $325.6 million, respectively, of open purchase orders for inventory, in the normal course of business.
Legal Proceedings
In July 2015, WHBM was named as a defendant in Altman v. White House Black Market, Inc., a putative class action filed in the United States District Court for the Northern District of Georgia (“District Court”). The complaint alleges that WHBM, in violation of federal law, willfully published more than the last five digits of a credit or debit card number on customers' point-of-sale receipts. The plaintiff seeks an award of statutory damages of $100 to $1,000 for each alleged willful violation of the law, as well as attorneys' fees, costs and punitive damages. WHBM denies the material allegations of the complaint and believes the case is without merit. On February 12, 2018, the District Court issued an order certifying the class. Later in 2018, the parties reached an agreement to settle the case on a classwide basis. The settlement has been held in abeyance pending the decision of the Eleventh Circuit Court of Appeals (the “Eleventh Circuit”) in a case involving the same legal allegations as the Altman case and addressing whether the plaintiff may maintain this type of lawsuit in federal court (the “Muransky case”). In the fall of 2020, the Eleventh Circuit issued its decision in the Muransky case holding that, under the circumstances as alleged by the plaintiff in that case, which are identical to the Altman plaintiff’s allegations, the plaintiff cannot maintain the lawsuit in federal court. In light of that decision, the Altman plaintiff re-filed in State Court of Cobb County in the State of Georgia (the “State Court of Cobb County”) on February 26, 2021.
The parties have agreed to submit the proposed settlement to the State Court of Cobb County, Georgia for approval. The proposed settlement would not have a material adverse effect on the Company's consolidated financial condition or results of operations. No assurance can be given that the proposed settlement will be approved. If the proposed settlement is rejected and the case were to proceed as a class action and WHBM were to be unsuccessful in its defense on the merits, then the ultimate resolution of the case could have a material adverse effect on the Company’s consolidated financial condition or results of operations.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to other matters as of January 30, 2021 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.
15.SHARE-BASED COMPENSATION PLANS AND CAPITAL STOCK TRANSACTIONS:
General
In June 2020, the shareholders approved the 2020 Omnibus Stock and Incentive Plan (“the 2020 Omnibus Plan”), which replaced the Chico’s FAS, Inc. Amended and Restated 2012 Omnibus Stock and Incentive Plan. The aggregate number of shares of our common stock that may be issued under the 2020 Omnibus Plan is 11.3 million shares plus any shares represented by awards granted under prior plans that are forfeited, expired or canceled without delivery of shares. Awards under the 2020 Omnibus Plan may be in the form of restricted stock, restricted stock units, performance-based restricted stock, performance-based stock units, stock options and stock appreciation rights, in accordance with the terms and conditions of the 2020 Omnibus Plan. The terms of each award will be determined by the Human Resources, Compensation and Benefits Committee of the Board of Directors or by the Board of Directors.
We have historically issued restricted stock, including non-vested restricted stock, performance-based stock units and stock options. Shares of non-vested restricted stock granted prior to fiscal 2020 have the same voting rights as common stock, are entitled to receive dividends and other distributions, and are considered to be currently issued and outstanding. Shares of restricted stock granted after fiscal 2019 have the same voting rights as common stock, are entitled to dividend equivalents only to the extent they have met their specific service conditions and are considered to be currently issued and outstanding. The Company's performance-based stock units are subject to vesting conditions, including meeting specified annual Company performance objectives. Under the annual PSU grants in March 2020, each performance based award recipient could vest 0% to 175% of the target shares granted contingent on the achievement of the Company's financial performance metrics, whereas each performance based award recipient could vest 0% to 150% of the target shares granted in July and September 2020. Performance-based stock units are entitled to dividend equivalents only to the extent the specific performance goals are met and are entitled to voting rights only upon the issuance of shares after meeting these specific performance goals. Generally, share-based awards vest evenly over three years or cliff-vest after a three-year period; stock options generally have a 10-year term. As of January 30, 2021, approximately 11.2 million shares remain available for future grants of share-based awards assuming all awards will vest 100% of the target shares granted.
    Share-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. We estimate the expected forfeiture rate for all share-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the share-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. Total compensation expense related to share-based awards in fiscal 2020, 2019 and 2018 was $7.1 million, $7.1 million and $19.8 million, respectively. The total tax benefit associated with share-based compensation for fiscal 2020, 2019 and 2018 was $1.8 million, $1.8 million and $5.0 million, respectively.

Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant, except for a restricted stock award granted to our the Chief Executive Officer (“CEO”) and President in fiscal 2019, which vests over a four-year period from the date of grant and is described further in the Company’s Current Report on Form 8-K/A filed with the SEC on August 20, 2019.
Restricted stock award activity for fiscal 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,180,016	$5.47
Granted	2,681,188	3.37
Vested	(1,257,561)	6.37
Forfeited	(1,183,998)	4.73
Unvested, end of period	3,419,645	3.75
Total fair value of shares of restricted stock awards that vested during fiscal 2020, 2019 and 2018 was $3.3 million, $6.7 million and $10.6 million, respectively. The weighted average grant date fair value of restricted stock awards granted during fiscal 2020, 2019 and 2018 was $3.37, $4.22 and $9.68, respectively. As of January 30, 2021, there was $7.4 million of unrecognized share-based compensation expense related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average remaining period of approximately 1.9 years.
Restricted Stock Units
Restricted stock units vest 100% one year from the date of grant with certain rights to defer settlement in shares of our common stock.
Restricted stock unit activity for fiscal 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	71,740	$5.81
Granted	108,750	1.25
Vested	(16,560)	8.76
Forfeited	—	—
Unvested, end of period	163,930	2.49
Total fair value of shares of restricted stock units that vested during fiscal 2020 was $0.02 million. The weighted average grant date fair value of restricted stock units granted during fiscal 2020 was $1.25. As of January 30, 2021, there was $0.1 million of unrecognized share-based compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted average remaining period of approximately 0.4 years.

Performance-based Stock Units
For fiscal 2020, we granted PSUs contingent upon the achievement of Company-specific performance goals. The annual PSU grants in March and July 2020 have a performance period of the three fiscal years 2020 through 2022. Special PSU grants in September 2020 have a performance period of part of fiscal year 2020 through the end of fiscal year 2021. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant for the March and July 2020 grants and in March 2022 for the September 2020 grant and will be settled in shares of our common stock.
Performance-based stock unit activity for fiscal 2020 was as follows:

	Number of Units/Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,042,138	$2.48
Granted	1,722,187	2.49
Vested	(29,320)	14.22
Forfeited	(952,548)	3.52
Unvested, end of period	2,782,457	2.04
Total fair value of performance-based stock units that vested during fiscal 2020, 2019 and 2018 was $0.1 million, $1.4 million and $1.9 million, respectively. There was $1.6 million of unrecognized share-based compensation expense related to performance-based stock units expected to vest as of January 30, 2021. That cost is expected to be recognized over a weighted average period of approximately 1.4 years.
Employee Stock Purchase Plan
We historically offered an employee stock purchase plan (“ESPP”) under which substantially all full-time employees were given the right to purchase shares of our common stock during each of the two specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2020, 2019 and 2018, approximately 244,775, 354,000 and 175,000 shares, respectively, were purchased under the ESPP. Cash received from purchases under the ESPP for fiscal 2020 was $0.4 million. The ESPP expired in September 2020. The Company anticipates adopting a new ESPP upon shareholder approval at the 2021 Annual Meeting.
Share Repurchase Program
    In fiscal 2018, we repurchased 12.2 million shares at a total cost of $81.1 million under the Company's $300 million share repurchase program announced in November 2015. We did not repurchase any of the Company's common stock during fiscal 2020 and 2019. As of January 30, 2021, $55.2 million remains under the share repurchase program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.
16.RETIREMENT PLANS:
We have a 401(k) defined contribution employee retirement benefit plan (the “Plan”) covering all employees upon the completion of six months of service and 500 hours worked. Participants must meet a minimum age requirement of 21. Under the Plan, employees may contribute up to 75 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. Employees’ rights to Company contributions vest fully upon completing five years of service, with incremental vesting starting in service year two. As a result of the pandemic, the Company temporarily suspended its match which has been subsequently restated. For fiscal 2020, 2019 and 2018, our costs under the Plan were approximately $0.7 million, $3.5 million and $3.3 million, respectively.

We have also adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) to provide supplemental retirement income benefits for highly compensated employees. Eligible participants may elect to defer up to 80 percent of their base salary and 100 percent of their bonus earned under an approved bonus plan pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death, disability, termination of employment or a defined period of years. As a result of the pandemic, the Company suspended the match of 50% of the first 2.5% of base salary deferrals. The amount of the deferred compensation liability payable to the participants is included in other noncurrent and deferred liabilities in the consolidated balance sheets. These obligations are funded through the purchase of corporate owned life insurance (COLI), cash and other securities held within a grantor trust established by the Company to hold assets for the payment of benefits under the Deferred Plan to participants. The trust assets are reflected in other assets, net in the accompanying consolidated balance sheets.
17.INCOME TAXES:
The income tax provision consisted of the following:

	Fiscal 2020	Fiscal 2019	Fiscal 2018

	(in thousands)
Current:
Federal	$(102,046)	$4,593	$5,903
State	468	(261)	3,378
Foreign	48	315	282
Total	(101,530)	4,647	9,563
Deferred:
Federal	(3,902)	(4,392)	(1,949)
State	5,532	545	86
Total	1,630	(3,847)	(1,863)
Income tax (benefit) provision	$(99,900)	$800	$7,700
The foreign component of pre-tax (loss) income, arising principally from operating foreign stores and other management and cost sharing charges we are required to allocate under U.S. tax law, for fiscal 2020, 2019 and 2018 was $(4.8) million, $(1.6) million and $(1.7) million, respectively.
On March 27, 2020, the CARES Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2020, 2019 and 2018 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes (ii) enhanced recoverability of AMT tax credit carryforwards and (iii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).
As a result of the CARES Act, the Company recorded an income tax receivable of $55.2 million as it is expecting to carryback its current year estimated taxable losses for fiscal year 2020 and recover prior taxes paid. During fiscal 2020, the Company received a tax refund of $42.7 million related to the carryback of 2019 net operating losses. The Company recorded an income tax benefit of $39.2 million related to the 2019 and 2020 carrybacks as the Company was subject to higher federal corporate income tax rates in prior periods than the current statutory tax rate of 21%.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018. As a result, the Company’s fiscal 2020, 2019 and 2018 federal tax rate was 21%.
As a result of the Tax Act and in accordance with SEC Staff Accounting Bulletin 118, the Company recorded provisional tax expense in the fourth quarter of fiscal 2018 related to executive compensation and other deferred tax balances. During fiscal 2019, the Company made a $4.9 million reduction, or 11.2% benefit to the effective tax rate, to the provisional tax expense related to the acceleration of certain tax deductions into fiscal 2018 and the subsequent revaluation of the associated deferred tax liabilities to reflect the new rate. The change was a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued.

The Tax Act requires a one-time transition tax that is based on total post-1986 earnings and profits (“E & P”) previously deferred from U.S. income taxes. As the Company does not have any post-1986 E & P in its foreign subsidiaries, no one-time transition tax was recorded.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. There were no significant undistributed foreign earnings at January 30, 2021, February 1, 2020 and February 2, 2019.
A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2020	Fiscal 2019 (1)	Fiscal 2018
Federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	3.3	(1.4)	5.7
Goodwill impairment with no tax basis	(3.3)	—	—
Impact of the CARES Act	8.6	—	—
Impact of the Tax Act	—	—	(11.2)
Excess share-based compensation	(0.3)	(19.3)	3.2
Provision-to-tax return adjustments	—	(8.9)	—
Valuation allowance	(7.6)	(4.9)	—
Enhanced charitable contribution	—	—	(3.0)
Executive compensation limitations	—	(3.8)	2.1
Foreign losses with full valuation allowance	(0.1)	(3.8)	1.1
Federal tax credits	—	6.0	(1.1)
Changes in uncertain tax positions	—	4.2	(0.1)
Other items, net	0.1	4.2	0.1
Total	21.7%	(6.7)%	17.8%
(1) Given the low level of pre-tax income in absolute dollars in fiscal 2019, effective tax rate reconciling items that may have been considered de minimis in prior years in terms of absolute dollars and on a percentage basis are amplified on a percentage basis in the current year even though the absolute dollar value of the reconciling items are similar to prior year. As such, comparability of information disclosed for fiscal 2019 in comparison to fiscal 2018 and fiscal 2020 may be difficult as a result of the amplifying effect of the lower level of pre-tax income.

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020

	(in thousands)
Deferred tax assets:
Operating lease liabilities	$182,875	$192,392
Accrued liabilities and allowances	13,529	15,335
Share-based compensation	1,774	3,557
Property related	1,200	379
Charitable contribution limitation carryforwards	706	1,400
State and foreign net operating loss carryforwards	11,808	2,192
Federal and state tax credit carryforwards	4,429	4,035
Other	2,900	1,909
Total deferred tax assets	219,221	221,199
Valuation allowance	(36,081)	(2,162)
Net deferred tax assets	183,140	219,037

Deferred tax liabilities:
Operating lease assets	(153,791)	(169,900)
Inventories	—	(2,785)
Prepaid and other expenses	(1,572)	(1,603)
Property related	(24,371)	(26,628)
Other intangible assets	(4,718)	(17,827)
Total deferred tax liabilities	(184,452)	(218,743)
Net deferred taxes	$(1,312)	$294
As of January 30, 2021, the Company had deferred tax assets for state and local net operating losses and federal and state tax credit carryovers in the amounts of $210.8 million and $5.4 million, respectively, on a gross basis that could be utilized to reduce future years' tax liabilities. The net operating losses and tax credit carryovers expire, if unused, in the years 2021 - 2040 and 2021 - 2028, respectively. As of January 30, 2021, the Company had deferred tax assets related to foreign net operating loss carryforwards in the amount of $4.3 million on a gross basis. The foreign carryforwards will begin to expire, if unused, in 2022. Some foreign net operating losses have an indefinite carryforward. We also have net operating loss carryforwards in Canada for which we have not recorded a deferred tax asset or corresponding valuation allowance because we no longer conduct business in Canada as of the year ended January 30, 2021.
We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. We consider tax planning strategies available to accelerate taxable amounts if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.
We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our state and local net operating losses and credit carryforwards. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the pandemic, on our profitability. Macroeconomic factors, including the impact of the pandemic, possess a high degree of volatility and can significantly impact our profitability. Given this uncertainty and the Company’s cumulative three year losses, we believe we cannot rely on forecasts of future profitability for purposes of our assessment of the realizability of deferred tax assets and as such, we conclude that it is not more likely than not that, at January 30, 2021, our U.S. net deferred tax assets will be utilized and a full valuation allowance has been recorded.
For the fiscal years 2020 and 2019, the Company maintained a valuation allowance of $36.1 million and $2.2 million, respectively, attributable to deferred tax assets, state, local and foreign net operating loss carryforwards and federal and state tax credits which are not realizable on a more likely than not basis. The net valuation allowance increased by $33.9 million from the amount recorded as of February 1, 2020, after considering a reduction to the fiscal 2019 valuation allowance of $1.3 million due to charitable contribution carryovers and state credit carryforwards that expired during fiscal 2020. While the Company does not expect material adjustments to the total amount of valuation allowances within the next twelve months, changes in assumptions may occur based on the information then currently available. In such case, the Company will record an adjustment in the period in which a determination is made.
Accumulated other comprehensive loss is shown net of deferred tax assets and deferred tax liabilities. The amount was not significant at January 30, 2021 or February 1, 2020.
A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2020, fiscal 2019 and fiscal 2018 is as follows:

	Fiscal 2020	Fiscal 2019	Fiscal 2018

	(in thousands)
Balance at beginning of year	$747	$1,505	$1,522
Additions for tax positions of prior years	—	82	117
Reductions for tax positions of prior years	—	(45)	(24)
Additions for tax positions for the current year	—	—	87
Settlements/payments with tax authorities	—	(538)	(197)
Reductions due to lapse of applicable statutes of limitation	(80)	(257)	—
Balance at end of year	$667	$747	$1,505
At January 30, 2021, February 1, 2020 and February 2, 2019, balances included $0.5 million, $0.6 million and $1.2 million respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. We do not expect any events to occur that would cause a change to our unrecognized tax benefits or income tax expense within the next twelve months.
Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. We accrued $0.1 million for interest and penalties for each of the fiscal years 2020, 2019 and 2018. We had approximately $0.0 million, $0.1 million and $0.3 million, respectively, for the payment of interest and penalties accrued at January 30, 2021, February 1, 2020 and February 2, 2019, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.
In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching an agreement as to the proper reporting treatment when the federal return is filed. Previous years through fiscal 2018 have been accepted. Fiscal 2019 is in the post-filing review process.
We are no longer subject to state and local examinations for years before fiscal 2013. Various state and foreign examinations are currently underway for fiscal periods spanning from 2013 through 2018; however, we do not expect any significant change to our uncertain tax positions within the next year.

18.NET (LOSS) INCOME PER SHARE:
The following table sets forth the computation of basic and diluted net (loss) income per share shown on the face of the accompanying consolidated statements of (loss) income (in thousands, except per share amounts):

	January 30, 2021	February 1, 2020	February 2, 2019

Numerator
Net (loss) income	$(360,144)	$(12,754)	$35,613
Net income and dividends declared allocated to participating securities	(160)	—	(879)
Net (loss) income available to common shareholders	$(360,304)	$(12,754)	$34,734
Denominator
Weighted average common shares outstanding – basic	115,994	114,859	122,662
Dilutive effect of non-participating securities	—	—	67
Weighted average common and common equivalent shares outstanding – diluted	115,994	114,859	122,729
Net (loss) income per common share:
Basic	$(3.11)	$(0.11)	$0.28
Diluted	$(3.11)	$(0.11)	$0.28
In fiscal 2020, 2019 and 2018, 2.1 million, 0.3 million and 0.7 million of potential shares of common stock were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

19.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

	Net Sales	Gross Margin	Net (Loss) Income	Net (Loss) Income Per Common Share - Basic	Net (Loss) Income Common and Common Equivalent Share - Diluted

	(dollars in thousands, except per share amounts)
Fiscal year ended January 30, 2021:
First quarter (1)	$280,264	$(11,095)	$(178,290)	$(1.55)	$(1.55)
Second quarter (2)	306,174	44,766	(46,845)	(0.40)	(0.40)
Third quarter (3)	351,416	77,164	(55,868)	(0.48)	(0.48)
Fourth quarter (4)	386,197	73,338	(79,141)	(0.68)	(0.68)
Fiscal year ended February 1, 2020:
First quarter (5)	$517,728	$190,831	$2,025	$0.02	$0.02
Second quarter (5)	508,356	168,622	(2,309)	(0.02)	(0.02)
Third quarter (6)	484,706	171,038	(8,123)	(0.07)	(0.07)
Fourth quarter (5)	527,085	171,387	(4,347)	(0.04)	(0.04)
(1) Results for the first quarter of fiscal 2020 include the following after-tax charges as a result of the impact of the pandemic: inventory write-offs of $26.1 million; long-lived asset store impairment of $13.9 million; right of use store asset impairment of $1.8 million; goodwill impairment charges of $68.4 million; and impairments on indefinite-lived intangible assets of $24.6 million.
(2) Results for the second quarter of fiscal 2020 include inventory write-offs of $8.0 million, after-tax, as a result of the impact of the pandemic.
(3) Results for the third quarter of fiscal 2020 include other long-lived impairment charges of $6.3 million, after-tax, as a result of the impact of the pandemic.
(4) Results for the fourth quarter of fiscal 2020 include the following significant non-cash charges as a result of the impact of the pandemic: long-lived asset store impairment of $1.8 million, after-tax; impairment on other right of use assets of $1.2 million, after-tax; impairments on indefinite-lived intangible assets of $0.9 million, after-tax; and a deferred tax asset valuation allowance of $32.1 million within the Company's income tax (benefit) provision.
(5) Results for the first quarter, second quarter and fourth quarter of fiscal 2019 include the unfavorable impact of accelerated depreciation charges of $3.6 million, $2.2 million, $0.8 million, after-tax, respectively, related to our retail fleet optimization plan.
(6) Results for the third quarter of fiscal 2019 include the unfavorable impact of accelerated depreciation charges of $1.5 million, after-tax, related to our retail fleet optimization plan and the impact of severance and other related net charges of $2.1 million, after-tax, in connection with actions taken to reposition our then organizational structure.

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2021 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of January 30, 2021.
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
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting as of January 30, 2021, which follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Chico’s FAS, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chico’s FAS, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of January 30, 2021 and February 1, 2020, the related consolidated statements of (loss) income, comprehensive (loss) income, shareholders' equity and cash flows for each of the three fiscal years in the period ended January 30, 20211, and the related notes and our report dated March 9, 2021 expressed an unqualified opinion thereon.
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
March 9, 2021

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers, directors and nominees for director, procedures by which security holders may recommend director nominees, the Code of Ethics, the Audit Committee, Audit Committee membership and our Audit Committee financial expert in our 2021 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information about executive and director compensation and the Human Resources, Compensation and Benefits Committee Report in our 2021 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information required by this item is included in our 2021 Annual Meeting proxy statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table shows information concerning our equity compensation plans as of January 30, 2021:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b) [3]	(c) [4]
Equity compensation plans approved by security holders [1]	3,579,298	$13.13	9,934,262
Equity compensation plans not approved by security holders [2]	1,050,000	—	—
Total	4,629,298	$13.13	9,934,262

1.Consists of the 2020 Omnibus Stock and Incentive Plan (“2020 Omnibus Plan”), the Amended and Restated 2012 Omnibus Stock and Incentive Plan and the Amended and Restated 2002 Omnibus Stock and Incentive Plan.
2.On August 20, 2019, the Company granted to Bonnie Brooks an award of performance share units with a target of 700,000 units (100% payout) and a maximum of 1,050,000 units (150% payout), with each unit representing one share of the Company’s common stock (the “PSU Inducement Award”). The PSU Inducement Award is earned based on achievement of performance objectives relating to comparable sales improvement and the Company’s stock price during the performance period beginning with the third quarter of fiscal 2019 and ending on the last day of fiscal 2021. The PSU Inducement Award was granted outside of the Company’s prior equity plan, the Amended and Restated 2012 Omnibus Stock and Incentive Plan, in connection with Ms. Brooks’ employment as then CEO and President of the Company pursuant to Section 4(a)(2) of the Securities Act and the employment inducement award exemption in NYSE Rule 303A.08.
3.The weighted average exercise price is calculated based solely on the 0.1 million outstanding stock options. It does not take into account the shares issuable upon vesting of outstanding restricted stock, restricted stock units or performance stock units, which have no exercise price.

4.Consists entirely of shares that were available for future issuance under the 2020 Omnibus Plan as of January 30, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included in our 2021 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our 2021 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Report.

(1)The following consolidated financial statements are contained in Item 8:

(2)The following Financial Statement Schedules are included herein:
Schedules are not submitted because they are not applicable, not required or because the required information is included in the financial statements or the notes thereto.

(3)The following exhibits are filed as part of this report:

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

3.2.1
Articles of Amendment to Articles of Incorporation of Chico’s FAS, Inc. Designating Series A Junior Participating Preferred Stock, dated as of April 2, 2020 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, as filed with the Commission on April 3, 2020)

4.1	Description of the Company's Capital Stock

4.2
Rights Agreement, dated as of April 2, 2020, between Chico’s FAS, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K, as filed with the Commission on April 3, 2020)

4.2.1
Amendment No. 1 to Rights Agreement, dated as of January 25, 2021, between Chico’s FAS, Inc. and American Stock Transfer & Trust Company, LLC, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K, as filed with the Commission on January 25, 2021)

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

10.4*	Indemnification Agreement with David F. Walker (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 29, 2005)

10.5*	Indemnification Agreement with John J. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)

10.6*	Indemnification Agreement with Stephen E. Watson (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.7*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K, as filed with the Commission on April 24, 2002)

10.8*
Chico’s FAS, Inc. Deferred Compensation Plan (as Amended and Restated Effective January 1, 2019) (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K, as filed with the Commission on March 19, 2019)

10.9
Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K, as filed with the Commission on April 24, 2002)

10.10*	Indemnification Agreement with Janice L. Fields (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 7, 2013)

10.11*	Indemnification Agreement with Bonnie R. Brooks (incorporated by reference to Exhibit 10.46 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.12*	Indemnification Agreement with William S. Simon (incorporated by reference to Exhibit 10.47 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.13*	Incentive Compensation Clawback Policy, effective April 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on May 25, 2017)

10.14*	Chico's FAS, Inc. Amended and Restated 2012 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company's Form 8-K as filed with the Commission on June 27, 2017)

10.15*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.16*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Employee Directors (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.17*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.18*
Amended and Restated Indemnification Agreement with Shelley G. Broader, dated June 19, 2017 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.19*
Amended and Restated Indemnification Agreement with Todd E. Vogensen, dated July 6, 2017 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.20*
Restrictive Covenant Agreement between the Company and Mary van Praag, dated August 22, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2017)

10.21*	Indemnification Agreement with Deborah L. Kerr, dated November 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2017)

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

10.24*
Credit Agreement among the Company, certain of its subsidiaries, Wells Fargo Bank, National Association and the Lenders parties thereto dated as of August 2, 2018 (incorporated by reference to Exhibit 10.49 to the Company's Form 8-K, as filed with the Commission on August 3, 2018)

10.25*	Indemnification agreement with Kim Roy, dated February 18, 2019 (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K, as filed with the Commission on March 19, 2019)

10.26*	Letter agreement, dated April 24, 2019, between the Company and Shelley G. Broader (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on April 24, 2019)

10.27*
Separation Agreement and Release between the Company and Shelley G. Broader, dated as of May 2, 2019 (incorporated by reference to Exhibit 10.49 to the Company's Form 10-Q, as filed with the Commission on June 11, 2019)

10.28*
Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Bonnie R. Brooks, dated April 24, 2019 (incorporated by reference to Exhibit 10.51 to the Company's Form 10-Q, as filed with the Commission on June 11, 2019)

10.29*
Employment Inducement Performance Award Agreement for Performance Share Units between Chico’s FAS, Inc. and Bonnie R. Brooks, dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

10.30*
Performance Award Agreement for Performance Share Units between Chico’s FAS, Inc. and Bonnie R. Brooks under the Amended and Restated 2012 Omnibus Stock and Incentive Plan, dated August 20, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

10.31*
Restricted Stock Award Agreement between Chico’s FAS, Inc. and Bonnie R. Brooks under the Amended and Restated 2012 Omnibus Stock and Incentive Plan, dated August 20, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

10.32*
Employment letter agreement between the Company and Molly Langenstein, dated as of July 15, 2019 (incorporated by reference to Exhibit 10.57 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.33*
Restrictive covenant agreement between the Company and Molly Langenstein, dated as of August 1, 2019 (incorporated by reference to Exhibit 10.58 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.34*
Employment letter agreement between the Company and Bonnie R. Brooks, dated as of July 18, 2019 (incorporated by reference to Exhibit 10.59 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.35*
Restrictive covenant agreement between the Company and Bonnie R. Brooks, dated as of August 20, 2019 (incorporated by reference to Exhibit 10.60 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.36*
Compensation adjustment letter agreement between the Company and Molly Langenstein, dated as of September 23, 2019 (incorporated by reference to Exhibit 10.62 to the Company's Form 10-Q, as filed with the Commission on November 27, 2019)

10.37*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Special Performance Award Agreement for Performance Share Units for Employees (for awards on October 1, 2019) (incorporated by reference to Exhibit 10.65 to the Company's Form 10-Q, as filed with the Commission on November 27, 2019)

10.38*
Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description effective January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on November 22, 2019)

10.39*
Compensation adjustment letter agreement between the Company and David M. Oliver, dated as of February 13, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on February 13, 2020)

10.40*
First Amendment to Chico’s FAS, Inc. Deferred Compensation Plan (as amended and restated on January 1, 2019) effective January 1, 2020 (incorporated by reference to Exhibit 10.52 to the Company's Form 10-K, as filed with the Commission on March 16, 2020)

10.41*
Form of consent to temporary 50% reduction in pay, effective April 5, 2020 (entered into with each of the following: Bonnie Brooks, Molly Langenstein, David Oliver, Greg Baker, Kristin Gwinner, Mary van Praag and Ann Joyce (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, as filed with the Commission on June 11, 2020)

10.42*
First Amendment to Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description (as amended and restated effective January 1, 2020), effective March 31, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on June 11, 2020)

10.43*
Second Amendment to Chico’s FAS, Inc. Deferred Compensation Plan (as amended and restated on January 1, 2019), effective April 4, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on June 11, 2020)

10.44*
Employment letter agreement between the Company and Molly Langenstein, dated as of April 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on April 30, 2020)

10.45*
Employment letter agreement between the Company and Bonnie R. Brooks, dated as of April 27, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on April 30, 2020)

10.46*	Chico's FAS, Inc. 2020 Omnibus Stock and Incentive Plan, effective June 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 29, 2020)

10.47*	Chico's FAS, Inc. Cash Bonus Incentive Plan, as amended and restated June 24, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on June 29, 2020)

10.48*
Performance Award Agreement for Performance Share Units between Chico’s FAS, Inc. and Molly Langenstein under the 2020 Omnibus Stock and Incentive Plan, dated July 1, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.49*
Restricted Stock Award Agreement between Chico’s FAS, Inc. and Molly Langenstein under the 2020 Omnibus Stock and Incentive Plan, dated July 1, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.50*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after June 24, 2020) (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.51*	Separation Agreement and General Release between the Company and Ann Joyce (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.52*	Separation Agreement and General Release between the Company and Mary van Praag (incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.53*
Form of 2020 Omnibus Stock and Incentive Plan Special Performance Award Agreement for Performance Share Units for Employees (for awards on September 17, 2020) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on November 25, 2020)

10.54*
Amendment No. 1 to Credit Agreement, dated as of October 30, 2020, by and among Chico's FAS, Inc., certain of its subsidiaries and Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on November 2, 2020)

10.55*	Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Executive Chair (for awards on or after March 3, 2021)

10.56*	Form of 2020 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 3, 2021)

10.57*	Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 3, 2021)

10.58*	Form of Retention Cash Award Agreement effective March 8, 2021 (entered into with each of the following: Molly Langenstein, David Oliver and Kristin Gwinner)

10.59*	Amendment to employment letter agreement between the Company and Bonnie R. Brooks, dated as of March 2, 2021

21	Subsidiaries of the Registrant

23	Consent of Ernst & Young LLP

31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended January 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of (Loss) Income, (ii) Consolidated Statements of Comprehensive (Loss) Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 30, 2021, formatted in Inline XBRL (included within Exhibit 101).

* Denotes management contract

ITEM 16.	FORM 10-K SUMMARY

    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHICO’S FAS, INC.

By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director
Date: March 9, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Molly Langenstein	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2021
Molly Langenstein

/s/ David M. Oliver	Interim Chief Financial Officer and Senior Vice President, Controller	March 9, 2021
David M. Oliver

/s/ Bonnie R. Brooks	Executive Chair of the Board	March 9, 2021
Bonnie R. Brooks

/s/ Janice L. Fields	Director	March 9, 2021
Janice L. Fields

/s/ Deborah L. Kerr	Director	March 9, 2021
Deborah L. Kerr

/s/ John J. Mahoney	Director	March 9, 2021
John J. Mahoney

/s/ Kim Roy	Director	March 9, 2021
Kim Roy

/s/ William S. Simon	Lead Independent Director	March 9, 2021
William S. Simon

/s/ David F. Walker	Director	March 9, 2021
David F. Walker

/s/ Stephen E. Watson	Director	March 9, 2021
Stephen E. Watson