Form 10-Q
period 2021-05-01
CHICO'S FAS, INC.
filed 2021-06-09
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At May 31, 2021, the registrant had 122,601,626 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN WEEKS ENDED MAY 1, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF LOSS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020

	Amount	% of Sales	Amount	% of Sales
Net Sales	$387,961	100.0%	$280,264	100.0%
Cost of goods sold	261,166	67.3	291,359	104.0
Gross Margin	126,795	32.7	(11,095)	(4.0)
Selling, general and administrative expenses	134,319	34.6	130,171	46.4
Goodwill and intangible impairment charges	—	0.0	113,180	40.4
Loss from Operations	(7,524)	(1.9)	(254,446)	(90.8)
Interest expense, net	(1,705)	(0.5)	(344)	(0.1)
Loss before Income Taxes	(9,229)	(2.4)	(254,790)	(90.9)
Income tax benefit	(300)	(0.1)	(76,500)	(27.3)
Net Loss	$(8,929)	(2.3)%	$(178,290)	(63.6)%
Per Share Data:
Net loss per common share - basic	$(0.08)		$(1.55)
Net loss per common and common equivalent share – diluted	$(0.08)		$(1.55)
Weighted average common shares outstanding – basic	116,689		115,574
Weighted average common and common equivalent shares outstanding – diluted	116,689		115,574
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Net loss	$(8,929)	$(178,290)
Other comprehensive loss:
Unrealized losses on marketable securities, net of taxes	(34)	(137)
Foreign currency translation adjustment	—	(132)
Comprehensive loss	$(8,963)	$(178,559)
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	May 1, 2021	January 30, 2021	May 2, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$83,874	$90,791	$89,841
Marketable securities, at fair value	18,511	18,559	27,755
Inventories	209,668	203,983	273,126
Prepaid expenses and other current assets	39,701	30,565	35,848
Income tax receivable	57,513	58,140	66,834
Total Current Assets	409,267	402,038	493,404
Property and Equipment, net	223,898	241,370	285,714
Right of Use Assets	554,795	586,061	612,161
Other Assets:
Goodwill	16,360	16,360	16,360
Other intangible assets, net	5,000	5,000	6,164
Other assets, net	21,038	24,049	42,901
Total Other Assets	42,398	45,409	65,425
	$1,230,358	$1,274,878	$1,456,704
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$128,230	$116,506	$140,396
Current lease liabilities	184,296	194,551	190,811
Other current and deferred liabilities	116,764	120,729	108,707
Total Current Liabilities	429,290	431,786	439,914
Noncurrent Liabilities:
Long-term debt	149,000	149,000	149,000
Long-term lease liabilities	480,537	515,797	520,323
Other noncurrent and deferred liabilities	11,936	11,863	6,630
Deferred taxes	1,313	1,313	30
Total Noncurrent Liabilities	642,786	677,973	675,983
Commitments and Contingencies (see Note 14)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 163,863 and 161,032 and 160,883 shares issued respectively; and 122,566 and 119,735 and 119,586 shares outstanding, respectively	1,226	1,197	1,196
Additional paid-in capital	500,453	498,488	493,140
Treasury stock, at cost, 41,297 shares, respectively	(494,395)	(494,395)	(494,395)
Retained earnings	150,968	159,765	341,563
Accumulated other comprehensive gain (loss)	30	64	(697)
Total Shareholders’ Equity	158,282	165,119	340,807
	$1,230,358	$1,274,878	$1,456,704

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, January 30, 2021	119,735	$1,197	$498,488	41,297	$(494,395)	$159,765	$64	$165,119
Net loss	—	—	—	—	—	(8,929)	—	(8,929)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(34)	(34)
Issuance of common stock	3,125	32	(31)	—	—	—	—	1
Dividends on common stock	—	—	—	—	—	132	—	132
Repurchase of common stock & tax withholdings related to share-based awards	(294)	(3)	(819)	—	—	—	—	(822)
Share-based compensation	—	—	2,815	—	—	—	—	2,815
BALANCE, May 1, 2021	122,566	$1,226	$500,453	41,297	$(494,395)	$150,968	$30	$158,282

BALANCE, February 1, 2020	118,418	$1,184	$492,129	41,297	$(494,395)	$531,602	$(428)	$530,092
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(838)	—	(838)
BALANCE, February 1, 2020, as adjusted	118,418	1,184	492,129	41,297	(494,395)	530,764	(428)	529,254
Net loss	—	—	—	—	—	(178,290)	—	(178,290)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(137)	(137)
Foreign currency translation adjustment	—	—	—	—	—	—	(132)	(132)
Issuance of common stock	1,454	15	237	—	—	—	—	252
Dividends on common stock ($0.09 per share)	—	—	—	—	—	(10,911)	—	(10,911)
Repurchase of common stock & tax withholdings related to share-based awards	(286)	(3)	(930)	—	—	—	—	(933)
Share-based compensation	—	—	1,704	—	—	—	—	1,704
BALANCE, May 2, 2020	119,586	$1,196	$493,140	41,297	$(494,395)	$341,563	$(697)	$340,807

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Cash Flows from Operating Activities:
Net loss	$(8,929)	$(178,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and intangible impairment charges	—	113,180
Inventory write-offs	—	43,101
Depreciation and amortization	13,432	17,777
Non-cash lease expense	47,737	51,018
Right of use asset impairment	—	2,442
Loss on disposal and impairment of property and equipment, net	31	18,637
Deferred tax benefit	10	(22,067)
Share-based compensation expense	2,815	1,704
Changes in assets and liabilities:
Inventories	(5,685)	(69,490)
Prepaid expenses and other assets	(37)	3,748
Income tax receivable	627	(59,703)
Accounts payable	11,900	5,966
Accrued and other liabilities	(4,190)	(7,537)
Lease liability	(62,111)	(19,119)
Net cash used in operating activities	(4,400)	(98,633)
Cash Flows from Investing Activities:
Purchases of marketable securities	(139)	(5,191)
Proceeds from sale of marketable securities	140	41,156
Purchases of property and equipment	(1,697)	(6,464)
Net cash (used in) provided by investing activities	(1,696)	29,501
Cash Flows from Financing Activities:
Proceeds from borrowings	—	106,500
Proceeds from issuance of common stock	1	252
Dividends paid	—	(10,686)
Payments of tax withholdings related to share-based awards	(822)	(933)
Net cash (used in) provided by financing activities	(821)	95,133
Effects of exchange rate changes on cash and cash equivalents	—	(132)
Net (decrease) increase in cash and cash equivalents	(6,917)	25,869
Cash and Cash Equivalents, Beginning of period	90,791	63,972
Cash and Cash Equivalents, End of period	$83,874	$89,841

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,529	$676
Cash received for income taxes, net	$(873)	$(166)
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Chico's FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year ended January 30, 2021 balance sheet data was derived from audited consolidated financial statements. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 30, 2021, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the Securities and Exchange Commission ("SEC") on March 9, 2021 ("2020 Annual Report on Form 10-K").
As used in this report, all references to "we," "us," "our", "the Company" and "Chico's FAS," refer to Chico's FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended May 1, 2021 are not necessarily indicative of the results that may be expected for the entire year.
COVID-19 Pandemic Update
The COVID-19 pandemic (the "pandemic") has resulted in significant challenges across our business since March 2020. Many markets imposed limitations, varying by market and in frequency, on the access to the Company's store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions become relaxed and markets reopen, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences. Due to the above circumstance, the Company’s results of operations for the thirteen weeks ended May 1, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
Reclassifications
    Certain reclassifications have been made to the prior period's financial statements to enhance the comparability with the current year's financial statements. As a result, certain line items have been amended in the unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of cash flows to conform to the current period's presentation.
Use of Estimates
    The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pandemic has had a significant material adverse impact on our business operations, operating results and operating cash flows since March 2020. The Company assessed the impact that the pandemic has had on our estimates, assumptions and accounting policies and made additional disclosures, if and as necessary.

Exit of Canada Frontline Operations
On July 30, 2020, Chico’s FAS Canada, Co., an immaterial subsidiary of the Company, filed for bankruptcy with the Ontario, Canada office of the Superintendent in Bankruptcy. This action resulted in the permanent closure of four Chico’s and six White House Black Market ("WHBM") boutiques in Ontario, Canada. The permanent closure of the Canadian boutiques, which constitute all of the Company’s Canadian boutiques, was part of the Company’s cost-savings measures taken to mitigate the impact of the pandemic during fiscal 2020 and address the operational and financial challenges associated with operating in Canada. In connection with this effort, in the second quarter of fiscal 2020, we exited our Canada frontline operations and recorded on a net basis a non-material charge, including the realization of a cumulative foreign currency translation adjustment.
Adoption of New Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this new guidance in the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on our unaudited condensed consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying Generally Accepted Accounting Principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of the reference rate reform. This guidance is effective upon issuance (January 7, 2021). The Company adopted this new guidance in the first quarter of fiscal 2021. The adoption of ASU 2021-01 did not have a material impact on our unaudited condensed consolidated financial statements.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
    The Company currently has no material recent accounting pronouncements yet to be adopted.

3. GOODWILL AND INTANGIBLE IMPAIRMENT CHARGES
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
During the thirteen weeks ended May 2, 2020 ("last year's first quarter"), the Company experienced a significant decline in its market capitalization and disruptions to its operations as a result of the pandemic. Consequently, the Company reduced its level of forecasted earnings for fiscal 2020 and future periods across all of its brands. In light of the decline in the Company's stock price and market capitalization, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test its goodwill and indefinite-lived intangible assets for impairment during last year's first quarter.
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach as of April 4, 2020 (the "interim test"), which was the last day in the second month of last year's first quarter. The valuation of the Company's goodwill and indefinite-lived intangible assets was determined with the assistance of an independent valuation firm using the income approach (discounted cash flow ("DCF") method) and relief from royalty method, respectively. We applied a 100% weighting to the income approach as we were able to provide detailed forecasts for the foreseeable future to perform a DCF analysis. We did not utilize a market approach in the fair value assessment of the reporting units as the implied EBITDA or sales multiples from the market approach did not yield reasonable fair values given the volatile market conditions at the time of the assessment. Furthermore, the Company’s publicly traded market capitalization was reconciled to the sum of the fair values of the reporting units estimated using the income approach described above. The fair value of our trademark was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trademark.

    Changes in key assumptions and the resulting reduction in projected future cash flows included in the interim test resulted in a decrease in the fair values of our Chico's and White House Black Market ("WHBM") reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following pre-tax goodwill impairment charges during last year's first quarter: a charge of $20.0 million at the Chico's reporting unit and a charge of $60.4 million at the WHBM reporting unit, reducing the carrying value of goodwill to zero for the WHBM reporting unit. In addition, the Company recognized pre-tax impairment charges during last year's first quarter to write down the carrying values of its other indefinite-lived intangible assets to their fair values as follows: $28.0 million of our WHBM trademark and $4.8 million of our Chico's franchise rights. These impairment charges are included in goodwill and intangible impairment charges in the accompanying unaudited condensed consolidated statements of loss.
The Company evaluated the need to perform an interim impairment test for its goodwill and indefinite-lived intangible assets during the thirteen weeks ended May 1, 2021 (the "first quarter"). We considered macroeconomic, industry-specific and Company-specific factors in addition to the estimates and assumptions used in our most recently completed goodwill and indefinite-lived intangible assets analysis. Based on review of both quantitative and qualitative factors, we determined that we currently do not have a triggering event that would require an interim impairment test of goodwill and indefinite-lived intangible assets, and accordingly, we did not record any goodwill and intangible impairment charges during the first quarter.
The following table details the changes in goodwill and other indefinite-lived intangible assets, net:

	May 1, 2021
	Gross Carrying Amount	Accumulated Impairment Charge	Net Carrying Amount
Goodwill:
Chico's reporting unit	$36,403	$(20,043)	$16,360
WHBM reporting unit	60,371	(60,371)	—
	$96,774	$(80,414)	$16,360

Other intangible assets:
WHBM trademark	$34,000	$(29,000)	$5,000
Chico's franchise rights	4,930	(4,930)	—
	$38,930	$(33,930)	$5,000

	January 30, 2021
	Gross Carrying Amount	Accumulated Impairment Charge	Net Carrying Amount
Goodwill:
Chico's Reporting Unit	$36,403	$(20,043)	$16,360
WHBM Reporting Unit	60,371	(60,371)	—
	$96,774	$(80,414)	$16,360

Other intangible assets:
WHBM trademark	$34,000	$(29,000)	$5,000
Chico's franchise rights	4,930	(4,930)	—
	$38,930	$(33,930)	$5,000

	May 2, 2020
	Gross Carrying Amount	Accumulated Impairment Charge	Net Carrying Amount
Goodwill:
Chico's Reporting Unit	$36,403	$(20,043)	$16,360
WHBM Reporting Unit	60,371	(60,371)	—
	$96,774	$(80,414)	$16,360

Other intangible assets:
WHBM trademark	$34,000	$(28,000)	$6,000
Chico's franchise rights	4,930	(4,766)	164
	$38,930	$(32,766)	$6,164

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
During last year's first quarter, the Company experienced varying degrees of business disruptions as a result of the pandemic, which had a material adverse impact on our business operations and operating results and operating cash flows during fiscal 2020. Consequently, the Company reduced its level of forecasted earnings for fiscal 2020 and future periods across all of its brands. In light of the temporary closure of all its stores across North America during last year's first quarter and lower-than-expected earnings for fiscal 2020 and future periods, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test certain of its long-lived assets and operating lease assets for impairment during last year's first quarter.
As a result of the impact of the pandemic during last year's first quarter, we completed an evaluation of certain long-lived assets, primarily leasehold improvements, at certain underperforming stores for indicators of impairment and consequently, recorded pre-tax impairment charges of approximately $18.5 million during last year's first quarter, which is included in cost of goods sold in the accompanying unaudited condensed consolidated statements of loss. These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, as determined using a DCF model.
During the first quarter, the Company considered whether events or changes in circumstances existed that would indicate the carrying amount of long-lived assets at retail stores may not be recoverable. Based on a review of both quantitative and qualitative factors, only a small number of underperforming stores had triggering events and were assessed for impairment during the first quarter. Pre-tax impairment charges for long-lived assets at retail stores during the first quarter were immaterial.
As a result of the impact of the pandemic during last year's first quarter, we completed an evaluation of our operating lease assets at certain underperforming stores for indicators of impairment, and consequently, recorded pre-tax impairment charges of approximately $2.4 million during last year's first quarter, which is included in cost of goods sold within the accompanying unaudited condensed consolidated statements of loss. We did not record impairment charges related to our operating lease assets during the first quarter.

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
Inventory write-offs for last year's first quarter were $43.1 million, which was primarily the result of changes in the market for those inventories and the resulting slowdown in sell through rates due to the impact of the pandemic during last year's first quarter. We did not record inventory write-offs during the first quarter other than adjustments in ordinary course which are presented in inventories in the accompanying unaudited condensed consolidated statements of cash flows.

6. REVENUE RECOGNITION
Disaggregated Revenue
    The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale revenue, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020
Chico's	$177,021	45.6%	$131,437	46.9%
WHBM	104,047	26.8	83,920	29.9
Soma	106,893	27.6	64,907	23.2
Total Net Sales	$387,961	100.0%	$280,264	100.0%
Contract Liability
    Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of May 1, 2021, January 30, 2021 and May 2, 2020, contract liabilities primarily consisted of gift cards of $35.3 million, $40.4 million and $36.2 million, respectively.
    During the first quarter, the Company recognized $10.0 million of revenue that was previously included in the gift card contract liability as of January 30, 2021. During last year's first quarter, the Company recognized $8.0 million of revenue that was previously included in the gift card contract liability as of February 1, 2020. The contract liability for our loyalty program was not material as of May 1, 2021, January 30, 2021 or May 2, 2020.
Performance Obligation
    For the thirteen weeks ended May 1, 2021 and May 2, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

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
The Company deferred substantially all rent payments due in the months of April, May and June 2020 and made reduced rent payments beginning in July 2020 where and when applicable. In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During the first quarter and last year's first quarter, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications as a result of the impact of the pandemic. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all pandemic-related rent concessions and related amendments, including pandemic-related lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company continued recording lease expense during deferral periods, as applicable, in accordance with its existing policies.

Operating lease expense was as follows:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Operating lease cost (1)	$55,406	$61,005
(1) Includes approximately $9.8 million and $8.6 million in variable lease costs for the thirteen weeks ended May 1, 2021 and May 2, 2020, respectively.
Supplemental balance sheet information related to operating leases was as follows:

	May 1, 2021	January 30, 2021	May 2, 2020
Right of use assets	$554,795	$586,061	$612,161

Current lease liabilities	$184,296	$194,551	$190,811
Long-term lease liabilities	480,537	515,797	520,323
Total operating lease liabilities	$664,833	$710,348	$711,134

Weighted Average Remaining Lease Term (years)	4.3	4.5	4.7

Weighted Average Discount Rate (1)	4.8%	4.9%	5.5%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$62,111	$19,119	(1)
Right of use assets obtained in exchange for lease obligations, non-cash	8,522	7,885
(1) The Company suspended rental payments in April 2020 as a result of the impact of the pandemic during last year's first quarter.
Maturities of operating lease liabilities as of May 1, 2021 were as follows:

Fiscal Year Ending:
January 29, 2022	$161,892
January 28, 2023	189,742
February 4, 2024	145,728
February 1, 2025	102,716
January 31, 2026	65,533
Thereafter	71,757
Total future minimum lease payments	$737,368
Less imputed interest	(72,535)
Total	$664,833

8. SHARE-BASED COMPENSATION
For the thirteen weeks ended May 1, 2021 and May 2, 2020, share-based compensation expense was $2.8 million and $1.7 million, respectively. As of May 1, 2021, approximately 7.3 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan.
Restricted Stock Awards
    Restricted stock awards vest in equal annual installments over a three-year period from the date of grant, except for a restricted stock award granted to our then Chief Executive Officer in fiscal 2019, which vests over a four-year period from the date of grant, and restricted stock awards granted in March 2021, which vest 50% one year from the date of grant, 30% two years from the date of grant and 20% three years from the date of grant.
Restricted stock award activity during the first quarter was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,419,645	$3.75
Granted	3,262,250	2.58
Vested	(909,325)	4.96
Forfeited	(133,587)	2.93
Unvested, end of period	5,638,983	2.89
Restricted Stock Units
    Restricted stock units vest 100% one year from the date of grant with certain rights to defer settlement in shares of our common stock, except for restricted stock units granted in March 2021, which vest 50% one year from the date of grant, 30% two years from the date of grant and 20% three years from the date of grant.
Restricted stock unit activity during the first quarter was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	163,930	$2.49
Granted	500,000	2.56
Unvested, end of period	663,930	2.54

Performance-based Restricted Stock Units
During the first quarter, we granted performance-based restricted stock units ("PSUs") contingent upon the achievement of Company-specific performance goals during the three fiscal years 2021 through 2023. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant and will be settled in shares of our common stock.
Performance-based restricted stock unit activity during the first quarter was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,782,457	$2.04
Granted	1,129,500	2.59
Forfeited	(128,170)	1.75
Unvested, end of period	3,783,787	2.21

9. INCOME TAXES
    The provision for income taxes is based on a current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. Our effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items and the mix of earnings across jurisdictions.
    For the first quarter and last year's first quarter, the Company's effective tax rate was 3.3% and 30.0%, respectively. The effective tax rate of 3.3% for the first quarter was primarily impacted by a change in the valuation allowance and favorable state audit settlements, offset by share-based compensation expense and a provision for state income and foreign withholding taxes. The 30.0% effective tax rate for last year's first quarter was primarily impacted by the benefits provided by the enactment of the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which was slightly reduced by the unfavorable impact of the Company’s book goodwill impairment and share-based compensation expense.
As of May 1, 2021, our unaudited condensed consolidated balance sheet reflected a $54.5 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.

10. LOSS PER SHARE
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of loss per common share pursuant to the "two-class" method. For the Company, participating securities are comprised entirely of unvested restricted stock awards granted prior to fiscal 2020.
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
The following table sets forth the computation of net loss per basic and diluted share shown on the face of the accompanying condensed consolidated statements of loss:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
Numerator
Net loss	$(8,929)	$(178,290)
Net income and dividends declared allocated to participating securities	—	(358)
Net loss available to common shareholders	$(8,929)	$(178,648)
Denominator
Weighted average common shares outstanding – basic	116,689,409	115,573,801
Dilutive effect of non-participating securities	—	—
Weighted average common and common equivalent shares outstanding – diluted	116,689,409	115,573,801
Net loss per common share:
Basic	$(0.08)	$(1.55)
Diluted	$(0.08)	$(1.55)
For the thirteen weeks ended May 1, 2021 and May 2, 2020, 1.2 million and 0.4 million potential shares of common stock, respectively, were excluded from the diluted loss per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

11. FAIR VALUE MEASUREMENTS
Our financial instruments consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, less reserves for credit losses as applicable, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and as of May 1, 2021 generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities, with $18.5 million of securities with maturity dates within one year or less and $0.0 million with maturity dates over one year and less than two years.
We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive gain (loss) until realized, and any credit risk related losses recognized in net income during the period incurred. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
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
Assets Measured on a Nonrecurring Basis
From time to time, we measure certain assets at fair value on a nonrecurring basis when carrying value exceeds fair value. This includes the evaluation of long-lived assets, goodwill and other intangible assets for impairment using Company-specific assumptions which would fall within Level 3 of the fair value hierarchy. Assets that are measured at fair value on a nonrecurring basis are remeasured when carrying value exceeds fair value. Carrying value after impairment approximates fair value.
We assess the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses market participant rents and a market participant discount rate to calculate the fair value of ROU assets. The Company uses discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets within the asset group, which are primarily leasehold improvements. The asset group is defined as the lowest level for which identifiable cash flows are available and largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level.
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
The following tables presents quantitative information about Level 3 significant unobservable inputs for the WHBM trademark, long-lived assets and operating lease assets at retail stores for impairment charges incurred during the period indicated.

Thirteen Weeks Ended May 2, 2020
	Valuation Technique	Unobservable Input	Range (Weighted Average)

WHBM Trademark	Relief from royalty	Weighted-average cost of capital	11% to 13%
		Long-term revenue growth rate	-2.5% to 0%
Long-lived assets at retail stores (1)	Discounted cash flow	Weighted-average cost of capital	9.5% to 11.5%
		Long-term revenue growth rate	-10% to 15%
(1) Specifically relates to only those locations which had impairment charges related to the pandemic during fiscal 2020.

Fifty-Two Weeks Ended January 30, 2021
	Valuation Technique	Unobservable Input	Range (Weighted Average)

WHBM Trademark	Relief from royalty	Weighted-average cost of capital	13% to 15%
		Long-term revenue growth rate	-1% to 16%
Long-lived assets at retail stores and operating lease assets (1)	Discounted cash flow	Weighted-average cost of capital	11% to 13%
		Long-term revenue growth rate	2% to 53%
(1) Specifically relates to only those locations which had impairment charges related to the pandemic during fiscal 2020.
As of May 1, 2021, January 30, 2021 and May 2, 2020, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
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
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using				Thirteen Weeks Ended May 1, 2021
	Balance as of May 1, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment (1)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$6,864	$6,864	$—	$—
Marketable securities:
Corporate bonds	18,511	—	18,511	—
Noncurrent Assets
Deferred compensation plan	6,023	6,023	—	—
Total recurring fair value measurements	$31,398	$12,887	$18,511	$—

		Fair Value Measurements at the End of the Reporting Date Using				Fifty-Two Weeks Ended January 30, 2021
	Balance as of January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$36,809	$36,809	$—	$—
Marketable securities:
Corporate bonds	18,559	—	18,559	—
Noncurrent Assets
Deferred compensation plan	8,993	8,993	—	—
Total recurring fair value measurements	$64,361	$45,802	$18,559	$—
Nonrecurring fair value measurements:
Noncurrent Assets
Goodwill	$16,360	$—	$—	$16,360		$(80,414)
Trademark	5,000	—	—	5,000		(29,000)
Long-lived assets	7,090	—	5,990	1,100	(2)	(29,669)
Operating lease assets	88,488	—	—	88,488	(2)	(4,795)
Total nonrecurring fair value measurements	$116,938	$—	$5,990	$110,948		$(143,878)

		Fair Value Measurements at the End of the Reporting Date Using				Thirteen Weeks Ended May 2, 2020
	Balance as of May 2, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$27,320	$27,320	$—	$—
Marketable securities:
Corporate bonds	27,755	—	27,755	—
Noncurrent Assets
Deferred compensation plan	6,983	6,983	—	—
Total recurring fair value measurements	$62,058	$34,303	$27,755	$—

Nonrecurring fair value measurements:
Noncurrent Assets
Goodwill	$16,360	$—	$—	$16,360		$(80,414)
Trademark	6,000	—	—	6,000		(28,000)
Long-lived assets	1,232	—	—	1,232	(2)	(18,493)
Total nonrecurring fair value measurements	$23,592	$—	$—	$23,592		$(126,907)
(1) Impairment charges for assets evaluated for impairment on a nonrecurring basis were not material during the first quarter.
(2) The fair value of $1.1 million, $88.5 million and $1.2 million specifically relates to only those locations which had asset impairment charges related to the pandemic.

12. DEBT
    On October 30, 2020, the Company and certain material domestic subsidiaries entered into Amendment No. 1 (the "Amendment") to its credit agreement (as amended, the "Agreement"), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association ("Wells Fargo Bank"), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $285.0 million, maturing October 30, 2025. The Agreement also provides for a $15.0 million first-in last-out loan. The interest rate applicable to the Agreement is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBOR with a floor of 75 basis points, plus in each case an interest rate margin. The Company expects borrowings to be at a LIBOR, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of May 1, 2021, our outstanding debt consisted of $149.0 million in borrowings under the Agreement. Availability under the Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of May 1, 2021, the available additional borrowing capacity under the Agreement was approximately $73.7 million, inclusive of $29.3 million of excess availability.
As of May 1, 2021, deferred financing costs of $4.1 million was outstanding related to the Agreement and is presented in other current assets in the accompanying unaudited condensed consolidated balance sheet.

13. COMMITMENTS AND CONTINGENCIES
    We are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of our business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of May 1, 2021 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q ("this Form 10-Q") and in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on March 9, 2021 ("2020 Annual Report on Form 10-K").
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
Select Financial Results
    The following table depicts select financial results for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(in millions, except per share amounts)
Net sales	$388	$280
Significant non-cash charges (1):
Inventory write-offs (2)	—	43
Long-lived store asset impairment (2)(3)	—	18
Right of use store asset impairment (2)	—	2
Goodwill impairment (2)	—	80
Indefinite-lived asset impairment (2)	—	33
Loss from operations	(8)	(254)
Net loss	(9)	(178)
Net loss per common and common equivalent share - diluted	(0.08)	(1.55)
(1) All significant charges relate to the impact of the pandemic. Less significant charges that may have been incurred are not reflected in the table above.
(2) Presented pre-tax.
(3) Primarily includes impairment on leasehold improvements at certain underperforming stores.

Financial Results
    Loss per diluted share for the thirteen weeks ended May 1, 2021 (the "first quarter") was $0.08 compared to loss per diluted share of $1.55 for the thirteen weeks ended May 2, 2020 ("last year's first quarter"). Last year's first quarter net loss includes $135 million in significant after-tax non-cash charges as a result of the pandemic.
Current Trends
The pandemic has resulted in significant challenges across our business since March 2020. Many markets imposed limitations, varying by market and in frequency, on the access to the Company's store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic experience and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions become relaxed and markets begin to reopen, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences.
The Company remains confident that it currently has sufficient liquidity to repay its obligations as they become due for the foreseeable future as the Company continues to drive operational efficiency and effectiveness, including executing on its cost saving initiatives announced in fiscal 2020 to mitigate the macro challenges of the pandemic. However, the extent to which the pandemic impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; our response to and ability to mitigate the impact of the pandemic; the negative impact the pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the pandemic subsides.
Business Highlights
The Company’s first quarter highlights include:
•Continued extraordinary sales growth at Soma: Soma posted sales growth of 65% over the last year’s first quarter and a 39% comparable sales growth over the thirteen weeks ended May 4, 2019 (the “first quarter of fiscal 2019”). According to market research firm NPD, Group Inc., for the 12 months ended April 2021, Soma's growth exceeded that of the U.S. apparel market, was in the top ten brands for non-sport bras and panties, and was in the top five brands in the sleepwear market. We believe this is compelling evidence Soma is well positioned and on track to accelerate market share gains.
•Improving sales performance at Chico’s and White House Black Market (“WHBM”): Chico’s and WHBM are continuing to benefit from improvements in styling and quality. We’ve embraced the comfort culture and developed innovative fabrics and technology to provide comfort features. The bottoms business in both apparel brands was strong. Inventories are lean and demand outpaced supply. Inventory productivity is high, strategically fueling more full price sales.
•Enhanced marketing continued to drive traffic as well as new customers: Chico’s FAS continues to elevate its marketing efforts with digital storytelling, social influencers and organic social efforts. Enhanced marketing initiatives are driving new customer acquisition across all three brands, with new and reactivated customers growing on a monthly basis in the first quarter. The average age of new customers continues to drop, reinforcing the runway for all three brands.
•Strong balance sheet: The Company ended the first quarter with more than $102 million in cash and marketable securities. Borrowings on the $300 million credit facility remain unchanged at $149 million.
•Improved gross margin: Gross margin rate improved to 32.7% in the first quarter, exceeding each quarter’s performance in fiscal 2020.
•Continued cost discipline: Selling, general and administrative (“SG&A”) expenses were essentially flat year-over-year and declined to a 34.6% rate for the first quarter, an improvement over the fourth quarter fiscal 2020 rate of 35.3%, reflecting continued cost discipline and the ongoing benefit of cost savings realized last year.

•Obtained additional meaningful rent reductions: In the first quarter of fiscal 2021, Chico's FAS obtained additional rent reduction commitments from landlords of $10 million; this is in addition to the $65 million of reductions and abatements negotiated during fiscal 2020.
•Shop-in-shops: Soma shop-in-shops successfully opened inside Chico’s stores and are exceeding expectations. 47 shop-in-shops will be open by mid-June 2021.
Fiscal 2021 Outlook
Given the ongoing market volatility and related uncertainty caused by the pandemic, the Company is not providing specific fiscal 2021 guidance at this time.
The Company is, however, providing information on its planning expectations for the fiscal 2021 full year. At this time, the Company expects:
•Consolidated year-over-year net sales improvement between 28% to 34%;
•Gross margin rate improvement of 18 to 20 percentage points over last fiscal year;
•SG&A as a percent of net sales to improve 500 to 600 basis points year-over-year; and
•Income tax expense of approximately $0.5 million.
Key Performance Indicators
    In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts and make strategic decisions. These key measures include comparable sales, gross margin as a percent of sales, diluted loss per share and return on net assets ("RONA"). In light of the pandemic, we have shifted our focus to effectively manage our liquidity position, including aligning our operating cost structure with expected sales. We will continue to evaluate our other key performance and financial measures in addition to our liquidity position. The following describes these measures.
Liquidity
    Liquidity is measured through cash flow, which is the measure of cash provided by or used in operating, investing and financing activities. We believe that as a result of the Company’s extensive measures to mitigate the impact of the pandemic discussed above, we were able to, and continue to, effectively manage our liquidity position.
Comparable Sales
    Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days. The Company has historically viewed comparable sales as a key performance indicator to measure the performance of our business, however, we are not providing comparable sales figures for the first quarter compared to last year’s first quarter as we believe it is not a meaningful measure due to the significant impact of the pandemic during last year’s first quarter, including temporary store closures in the second half of last year's first quarter.
    Gross Margin as a Percentage of Net Sales
    Gross margin as a percentage of net sales is computed as gross margin divided by net sales. We believe gross margin as a percentage of net sales is a primary metric to measure the performance of our business as it is used to determine the value of incremental sales, and to guide pricing and promotion decisions.
    Diluted Loss per Share
    Loss per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic loss per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted loss per share reflects the dilutive effect of potential common shares from non-participating securities such as stock options, performance stock units and restricted stock units. Whereas basic loss per share serves as an indicator of the Company's profitability, we believe diluted loss per share is a key performance measure because it gauges the Company's quality of loss per share assuming all potential common shares from non-participating securities are exercised.

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
We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our primary operations, allowing us to fulfill orders for all channels from our distribution center ("DC") in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced "Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, our shared inventory system, Endless Aisle, enables customers to make purchases online and ship from store. In fiscal 2019, we completed the implementation of our Buy On-Line, Pick-up In-Store (BOPIS) capability across all our brands, further enhancing our omnichannel capabilities, and in fiscal 2020, we completed the implementation of STYLECONNECTSM, our proprietary digital styling software that enables us to communicate directly with the majority of our customers, to drive the frontline business to digital fulfillment.
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
We continue to leverage our digital investments to convert single-channel customers to be omnichannel customers, as the average omnichannel customer spends nearly 3.5 times more than a single-channel customer.
In order to maximize the opportunities in each of our brands, we are targeting five key focus areas for 2021:
1.Continuing our ongoing digital transformation;
2.Further refining product through fit, quality, fabric and innovation in each of our brands;
3.Driving increased customer engagement through marketing;
4.Maintaining our operating and cost discipline; and
5.Further enhancing the productivity of our real estate portfolio.

Results of Operations
Thirteen Weeks Ended May 1, 2021 Compared to the Thirteen Weeks Ended May 2, 2020
    Net Loss and Loss per Diluted Share
For the first quarter, the Company reported a net loss of $9 million, or $0.08 loss per diluted share, compared to a net loss of $178 million, or $1.55 loss per diluted share, in last year's first quarter. Results for last year's first quarter includes $177 million in significant after-tax non-cash charges related to the impact of the pandemic and is reflected in the financial statements as $64 million in cost of goods sold and $113 million in goodwill and intangible impairment charges.
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
	May 1, 2021		May 2, 2020

	(dollars in millions)

Chico's	$177	45.6%	$131	46.9%
WHBM	104	26.8	84	29.9
Soma	107	27.6	65	23.2
Total Net Sales	$388	100.0%	$280	100.0%
For the first quarter, net sales were $388 million compared to $280 million in last year's first quarter. This 38.4% increase primarily reflects the impact of temporary store closures during last year’s first quarter, partially offset by 39 net permanent store closures since last year’s first quarter.
The Company is not providing comparable sales figures for the first quarter compared to last year’s first quarter as it is not a meaningful measure due to the significant impact of the pandemic during last year’s first quarter, including temporary store closures in the second half of last year’s first quarter.

    Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold ("COGS") and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020

	(dollars in millions)
Cost of goods sold	$261	$291
Gross margin	127	(11)
Gross margin percentage	32.7%	(4.0)%
For the first quarter, gross margin was $127 million, or 32.7% of net sales, compared to $(11) million, or (4.0)% of net sales, in last year's first quarter. The year-over-year improvement in gross margin rate primarily reflects the impact of inventory write-offs and store impairments as a result of the pandemic in last year’s first quarter, improved leverage of occupancy costs with rising sales and margin expansion as a result of less promotional activity.

Selling, General and Administrative Expenses
The following table depicts SG&A expenses, which includes store and direct operating expenses, marketing expenses and National Store Support Center ("NSSC") expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended May 1, 2021 and May 2, 2020:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020

	(dollars in millions)
Selling, general and administrative expenses	$134	$130
Percentage of total net sales	34.6%	46.4%
    For the first quarter, SG&A expenses were $134 million, or 34.6% of net sales, compared to $130 million, or 46.4% of net sales, for last year's first quarter, primarily reflecting continued cost savings initiatives and sales leverage.
Income Taxes
    For the first quarter, the $0.3 million income tax benefit resulted in an effective tax rate of 3.3% compared to 30.0% for last year’s first quarter. The 3.3% effective tax rate for the first quarter primarily reflects a change in the valuation allowance and favorable state audit settlements, offset by share-based compensation expense and a provision for state income and foreign withholding taxes. The 30.0% effective tax rate for last year's first quarter was primarily impacted by the benefits provided by the enactment of the CARES Act, which was slightly reduced by the unfavorable impact of the Company’s book goodwill impairment and share-based compensation expense.
Cash, Marketable Securities and Debt
At the end of the first quarter, cash and marketable securities totaled $102 million compared to $118 million at the end of last year’s first quarter. Debt at the end of the first quarter totaled $149 million, remaining unchanged from last year’s first quarter.
Inventories
    At the end of the first quarter, inventories totaled $210 million compared to $273 million at the end of last year's first quarter. This $63 million, or 23.2%, decrease primarily reflects conservative inventory management to better align inventory and assortments with consumer demand.
Income Tax Receivable
    At the end of the first quarter, our unaudited condensed consolidated balance sheet reflected a $55 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.
Adoption of New Accounting Pronouncements
    As discussed in Note 1 to our unaudited condensed consolidated financial statements included in this Form 10-Q, we adopted Accounting Standards Update ("ASU") 2019-02, Simplifying the Accounting for Income Taxes and ASU 2021-01, Reference Rate Reform (Topic 848) as of January 31, 2021. Adoption of ASU 2019-02 and ASU 2021-01 did not have a material impact on our unaudited condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
See Note 2 to our unaudited condensed consolidated financial statements included in this Form 10-Q for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods, as applicable.

Liquidity and Capital Resources
    In response to the pandemic, the Company has taken actions to reinforce its financial position and liquidity. Specific actions include: significantly reducing capital and expense structures, centralizing key functions to create a more nimble organization to better align costs with expected sales; suspending the quarterly dividend commencing April 2020; aligning inventory receipts with expected demand; partnering with suppliers and vendors to reduce operating costs and extend payment terms; and reviewing real estate and actively negotiating with landlords to deliver rent relief in the form of reductions, abatements and other concessions. In October 2020, the Company also amended and extended its credit facility to strengthen its liquidity and enhance its financial stability. The Company anticipates satisfying its material cash requirements from its cash flows from operating activities, our cash and marketable securities on hand, capacity within our credit facility and other liquidity options.
The following table summarizes cash flows for the year-to-date period May 1, 2021 compared to last year's year-to-date period May 2, 2020:

	Thirteen Weeks Ended
	May 1, 2021	May 2, 2020
	(dollars in millions)
Net cash used in operating activities	$(4)	$(99)
Net cash (used in) provided by investing activities	(2)	30
Net cash (used in) provided by financing activities	(1)	95
Net (decrease) increase in cash and cash equivalents	$(7)	$26
Operating Activities
Net cash used in operating activities for the year-to-date period of fiscal 2021 was $4 million compared to $99 million in last year's year-to-date period. The change in net cash used in operating activities primarily reflects conservative inventory management and timing of income taxes, partially offset by rent settlements.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2021 was $2 million compared to net cash provided by investing activities of $30 million in last year's year-to-date period, reflecting a $36 million decrease in net proceeds from the sale of marketable securities, partially offset by reduced capital spend.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2021 was $1 million compared to net cash provided by financing activities of $95 million in last year's year-to-date period, primarily reflecting $107 million in proceeds from borrowings in last year's year-to-date period, partially offset by an $11 million dividend payment in last year's first quarter.
Credit Facility
On October 30, 2020, the Company and certain material domestic subsidiaries entered into Amendment No. 1 (the "Amendment") to its credit agreement (as amended, the "Agreement"), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association ("Wells Fargo"), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Agreement provides for a five-year asset-based senior secured revolving loan and letter of credit facility of up to $285 million, maturing October 30, 2025. The Agreement also provides for a $15 million first-in last-out loan. The interest rate applicable to the Agreement is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBOR with a floor of 75 basis points, plus in each case an interest rate margin. The Company expects borrowings to be at a LIBOR, plus an interest rate margin. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of May 1, 2021, $149 million in borrowings were outstanding under the Agreement, and is reflected as long-term debt in the unaudited condensed balance sheet included in this Form 10-Q. Availability under the Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of May 1, 2021, the available additional borrowing capacity under the Agreement was approximately $73.7 million, inclusive of $29.3 million of excess availability.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, regarding this and do not currently expect the transition to have a significant impact on our unaudited condensed consolidated financial statements.
Store and Franchise Activity
During the first quarter, we had 9 permanent store closures, consisting of 4 Chico's stores, 4 WHBM stores and 1 Soma store. As of May 1, 2021, the Company's franchise operations consisted of 66 international retail locations in Mexico and 2 domestic airport locations.
In fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. We have continued to refine that strategy, particularly in light of the pandemic.
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to continue rationalizing our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We have closed 9 underperforming locations since the beginning of fiscal 2021 and ended the first quarter with 1,293 boutiques. We will continue to shrink our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. However, with the uncertainty of the pandemic, we intend to continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our 2020 Annual Report on Form 10-K, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting policies as disclosed in our 2020 Annual Report on Form 10-K.

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and business initiatives. These statements may address items such as future sales and sales initiatives, business strategies and strategic initiatives, including our digital strategy, environmental, social and governance program details, customer traffic, gross margin expectations, SG&A expense expectations, including statements about the pandemic and the expected impact of actions we have taken in response thereto, expected savings, operating margin expectations, earnings or loss per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, expected impact of ongoing litigation, future stock repurchase plans, the anticipated sale of the corporate plane, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
These statements relate to expectations concerning matters that are not historical fact and may include the words or phrases such as “will,” “could,” “should,” “expects,” “believes,” “anticipates,” “plans,” “intends,” “estimates,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions. Except for historical information, matters discussed in this Form 10-Q are forward-looking statements. These forward-looking statements are based largely on information currently available to our management and on our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry, and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance and there are a number of known and unknown risks, uncertainties, contingencies and other factors (many of which are outside our control) that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Accordingly, there is no assurance that our expectations will, in fact, occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our 2020 Annual Report on Form 10-K, this Form 10-Q and the following:
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; the effects of the pandemic, including uncertainties about its depth and duration, new variants of COVID-19 that have emerged, and the speed, efficacy and availability of vaccine and treatment developments, as well as the impacts to general economic conditions and the economic slowdown affecting consumer behavior and discretionary spending (during and after the pandemic) and ongoing temporary store restrictions (including reduced hours or capacity) due to government mandates, and the effectiveness of store reopenings, cost reduction initiatives (including our ability to effectively restructure our lease portfolio to obtain further rent relief), and other actions taken in response to the pandemic, and the financial impact of certain provisions of the CARES Act; the ability of our third-party business partners, including our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, staffing shortages, liquidity challenges, bankruptcy filings by other industry participants and other disruptions due to the pandemic; the impact of the pandemic on our manufacturing operations in China; the exiting of store operations in Canada and other future permanent store closures; changes in the general or specialty or apparel industries; significant shifts in consumer behavior; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women's private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the Company’s organizational restructure, retail fleet optimization plan and five fiscal 2021 operating priorities which are: continuing our ongoing digital transformation; further refining product through fit, quality, fabric and innovation; driving increased customer engagement through marketing;

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
The market risk of our financial instruments as of May 1, 2021 has not significantly changed since January 30, 2021. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our credit agreement with our bank. On October 30, 2020, we entered into Amendment No. 1 (the "Amendment") to our credit agreement (as amended, the "Agreement"), as further discussed in Note 13 to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. The Agreement, which matures on October 30, 2025, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Agreement. As of May 1, 2021, $149 million in borrowings were outstanding under the Agreement and is reflected as long-term debt in the accompanying unaudited condensed consolidated balance sheet. Due to the 75 basis points LIBOR floor under the Agreement, an increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $2.5 million over the remaining term of the loan.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities which primarily includes corporate bonds. The marketable securities portfolio as of May 1, 2021 consisted of $18.5 million of securities with maturity dates within one year or less and $0.0 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of May 1, 2021, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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

    In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K should be considered as they could materially affect our business, financial condition or future results. There have been no significant changes with respect to the risks described in our 2020 Annual Report on Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
January 31, 2021 - February 27, 2021	—	$—	—	$55,192
February 28, 2021 - April 3, 2021	254,512	2.75	—	55,192
April 4, 2021 - May 1, 2021	39,491	2.98	—	55,192
Total	294,003	2.78	—

(a) Total number of shares purchased consists of 294,003 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
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

ITEM 6.	EXHIBITS
(a)The following documents are filed as exhibits to this Form 10-Q:

Exhibit 10.1	Employment letter agreement between the Company and Joseph R. Topper, Jr., dated as of March 9, 2021

Exhibit 10.2	Restrictive covenant agreement between the Company and Joseph R. Topper, Jr., dated as of March 10, 2021

Exhibit 10.3	Indemnification Agreement with Kevin Mansell

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Loss, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended May 1, 2021, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	June 9, 2021	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	June 9, 2021	By:	/s/ David M. Oliver
David M. Oliver
Interim Chief Financial Officer and Senior Vice President, Controller