Form 10-Q
period 2021-07-31
CHICO'S FAS, INC.
filed 2021-09-01
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At August 23, 2021, the registrant had 122,466,100 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 31, 2021

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the Thirteen and Twenty-Six Weeks Ended July 31, 2021 (Unaudited) and August 1, 2020 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Twenty-Six Weeks Ended July 31, 2021 (Unaudited) and August 1, 2020 (Unaudited)	5

	Condensed Consolidated Balance Sheets – July 31, 2021 (Unaudited), January 30, 2021 (Audited), and August 1, 2020 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended July 31, 2021 (Unaudited) and August 1, 2020 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 31, 2021 (Unaudited) and August 1, 2020 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II – Other Information

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6.	Exhibits	39

Signatures		40

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$472,059	100.0%	$306,174	100.0%	$860,020	100.0%	$586,438	100.0%
Cost of goods sold	290,601	61.6	261,408	85.4	551,767	64.2	552,767	94.3
Gross Margin	181,458	38.4	44,766	14.6	308,253	35.8	33,671	5.7
Selling, general and administrative expenses	145,849	30.9	107,304	35.0	280,168	32.5	237,475	40.5
Goodwill and intangible impairment charges	—	0.0	—	0.0	—	0.0	113,180	19.3
Income (Loss) from Operations	35,609	7.5	(62,538)	(20.4)	28,085	3.3	(316,984)	(54.1)
Interest expense, net	(1,722)	(0.3)	(507)	(0.2)	(3,427)	(0.4)	(851)	(0.1)
Income (Loss) before Income Taxes	33,887	7.2	(63,045)	(20.6)	24,658	2.9	(317,835)	(54.2)
Income tax provision (benefit)	7,700	1.7	(16,200)	(5.3)	7,400	0.9	(92,700)	(15.8)
Net Income (Loss)	$26,187	5.5%	$(46,845)	(15.3)%	$17,258	2.0%	$(225,135)	(38.4)%
Per Share Data:
Net income (loss) per common share - basic	$0.22		$(0.40)		$0.15		$(1.95)
Net income (loss) per common and common equivalent share – diluted	$0.21		$(0.40)		$0.14		$(1.95)
Weighted average common shares outstanding – basic	117,021		115,912		116,855		115,743
Weighted average common and common equivalent shares outstanding – diluted	122,723		115,912		121,222		115,743
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net income (loss)	$26,187	$(46,845)	$17,258	$(225,135)
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities, net of taxes	(20)	108	(54)	(29)
Foreign currency translation adjustment	—	712	—	580
Comprehensive income (loss)	$26,167	$(46,025)	$17,204	$(224,584)
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	July 31, 2021	January 30, 2021	August 1, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$126,298	$90,791	$103,765
Marketable securities, at fair value	10,891	18,559	20,742
Inventories	202,128	203,983	235,844
Prepaid expenses and other current assets	50,428	30,565	31,446
Income tax receivable	41,698	58,140	85,940
Total Current Assets	431,443	402,038	477,737
Property and Equipment, net	208,925	241,370	271,750
Right of Use Assets	529,945	586,061	571,992
Other Assets:
Goodwill	16,360	16,360	16,360
Other intangible assets, net	5,000	5,000	6,164
Other assets, net	21,394	24,049	28,931
Total Other Assets	42,754	45,409	51,455
	$1,213,067	$1,274,878	$1,372,934
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$119,387	$116,506	$108,166
Current lease liabilities	163,376	194,551	218,691
Other current and deferred liabilities	126,254	120,729	111,318
Total Current Liabilities	409,017	431,786	438,175
Noncurrent Liabilities:
Long-term debt	149,000	149,000	149,000
Long-term lease liabilities	454,164	515,797	482,380
Other noncurrent and deferred liabilities	12,242	11,863	6,529
Deferred taxes	1,558	1,313	52
Total Noncurrent Liabilities	616,964	677,973	637,961
Commitments and Contingencies (see Note 13)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 163,862 and 161,032 and 161,188 shares issued respectively; and 122,565 and 119,735 and 119,891 shares outstanding, respectively	1,226	1,197	1,199
Additional paid-in capital	503,168	498,488	495,163
Treasury stock, at cost, 41,297 shares, respectively	(494,395)	(494,395)	(494,395)
Retained earnings	177,077	159,765	294,708
Accumulated other comprehensive gain	10	64	123
Total Shareholders’ Equity	187,086	165,119	296,798
	$1,213,067	$1,274,878	$1,372,934

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, May 1, 2021	122,566	$1,226	$500,453	41,297	$(494,395)	$150,968	$30	$158,282
Net income	—	—	—	—	—	26,187	—	26,187
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(20)	(20)
Issuance of common stock	23	—	(1)	—	—	—	—	(1)
Dividends on common stock	—	—	—	—	—	(78)	—	(78)
Repurchase of common stock & tax withholdings related to share-based awards	(24)	—	(158)	—	—	—	—	(158)
Share-based compensation	—	—	2,874	—	—	—	—	2,874
BALANCE, July 31, 2021	122,565	$1,226	$503,168	41,297	$(494,395)	$177,077	$10	$187,086

BALANCE, May 2, 2020	119,586	$1,196	$493,140	41,297	$(494,395)	$341,563	$(697)	$340,807
Net loss	—	—	—	—	—	(46,845)	—	(46,845)
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	108	108
Foreign currency translation adjustment	—	—	—	—	—	—	712	712
Issuance of common stock	354	3	(4)	—	—	—	—	(1)
Dividends on common stock	—	—	—	—	—	(10)	—	(10)
Repurchase of common stock & tax withholdings related to share-based awards	(49)	—	(62)	—	—	—	—	(62)
Share-based compensation	—	—	2,089	—	—	—	—	2,089
BALANCE, August 1, 2020	119,891	$1,199	$495,163	41,297	$(494,395)	$294,708	$123	$296,798

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, January 30, 2021	119,735	$1,197	$498,488	41,297	$(494,395)	$159,765	$64	$165,119
Net income	—	—	—	—	—	17,258	—	17,258
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(54)	(54)
Issuance of common stock	3,148	32	(32)	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	54	—	54
Repurchase of common stock & tax withholdings related to share-based awards	(318)	(3)	(977)	—	—	—	—	(980)
Share-based compensation	—	—	5,689	—	—	—	—	5,689
BALANCE, July 31, 2021	122,565	$1,226	$503,168	41,297	$(494,395)	$177,077	$10	$187,086

BALANCE, February 1, 2020	118,418	$1,184	$492,129	41,297	$(494,395)	$531,602	$(428)	$530,092
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(838)	—	(838)
BALANCE, February 1, 2020, as adjusted	118,418	1,184	492,129	41,297	(494,395)	530,764	(428)	529,254
Net loss	—	—	—	—	—	(225,135)	—	(225,135)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(29)	(29)
Foreign currency translation adjustment	—	—	—	—	—	—	580	580
Issuance of common stock	1,808	18	233	—	—	—	—	251
Dividends on common stock ($0.09 per share)	—	—	—	—	—	(10,921)	—	(10,921)
Repurchase of common stock & tax withholdings related to share-based awards	(335)	(3)	(992)	—	—	—	—	(995)
Share-based compensation	—	—	3,793	—	—	—	—	3,793
BALANCE, August 1, 2020	119,891	$1,199	$495,163	41,297	$(494,395)	$294,708	$123	$296,798

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Cash Flows from Operating Activities:
Net income (loss)	$17,258	$(225,135)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill and intangible impairment charges	—	113,180
Inventory write-offs	374	54,308
Depreciation and amortization	27,348	33,613
Non-cash lease expense	95,317	100,710
Exit of frontline Canada operations	—	498
Right of use asset impairment	—	3,236
Loss on disposal and impairment of property and equipment, net	1,335	18,637
Deferred tax benefit	250	(6,756)
Share-based compensation expense	5,689	3,793
Changes in assets and liabilities:
Inventories	1,481	(44,926)
Prepaid expenses and other assets	(8,165)	2,743
Income tax receivable	16,442	(78,809)
Accounts payable	2,991	(26,300)
Accrued and other liabilities	6,259	(338)
Lease liability	(132,549)	(38,673)
Net cash provided by (used in) operating activities	34,030	(90,219)
Cash Flows from Investing Activities:
Purchases of marketable securities	(219)	(5,212)
Proceeds from sale of marketable securities	7,826	48,326
Purchases of property and equipment	(5,150)	(8,151)
Net cash provided by investing activities	2,457	34,963
Cash Flows from Financing Activities:
Proceeds from borrowings	—	106,500
Proceeds from issuance of common stock	—	251
Dividends paid	—	(10,701)
Payments of tax withholdings related to share-based awards	(980)	(995)
Net cash (used in) provided by financing activities	(980)	95,055
Effects of exchange rate changes on cash and cash equivalents	—	(6)
Net increase in cash and cash equivalents	35,507	39,793
Cash and Cash Equivalents, Beginning of period	90,791	63,972
Cash and Cash Equivalents, End of period	$126,298	$103,765

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,053	$1,277
Cash received for income taxes, net	$15,976	$7,541
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended July 31, 2021 are not necessarily indicative of the results that may be expected for the entire year.
COVID-19 Pandemic Update
The COVID-19 pandemic (the "pandemic") has resulted in significant challenges across our business since March 2020. Many markets imposed limitations, varying by market and in frequency, on the access to the Company's store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions have relaxed and markets are currently reopened, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences. Due to the above circumstance, the Company’s results of operations for the thirteen and twenty-six weeks ended July 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
Use of Estimates
    The preparation of unaudited condensed consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The pandemic has had a significant material adverse impact on our business operations, operating results and operating cash flows starting in March 2020 and is expected to continue to disrupt our business operations for the balance of fiscal 2021. The Company assessed the impact that the pandemic has had on our estimates, assumptions and accounting policies and made additional disclosures, if and as necessary.
Exit of Canada Frontline Operations
On July 30, 2020, Chico’s FAS Canada, Co., an immaterial subsidiary of the Company, filed for bankruptcy with the Ontario, Canada office of the Superintendent in Bankruptcy. This action resulted in the permanent closure of four Chico’s and six White House Black Market ("WHBM") boutiques in Ontario, Canada. The permanent closure of the Canadian boutiques, which constituted all of the Company’s Canadian boutiques, was part of the Company’s cost-savings measures taken to mitigate the impact of the pandemic during fiscal 2020 and address the operational and financial challenges associated with operating in Canada. In connection with this effort, in the second quarter of fiscal 2020, we exited our Canada frontline operations and recorded on a net basis a non-material charge, including the realization of a cumulative foreign currency translation adjustment.

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
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach as of April 4, 2020 (the "interim test"), which was the last day in the second month of last year's first quarter. Changes in key assumptions and the resulting reduction in projected future cash flows included in the interim test resulted in a decrease in the fair values of our Chico's and WHBM reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following pre-tax goodwill impairment charges during the twenty-six weeks ended August 1, 2020: a charge of $20.0 million at the Chico's reporting unit and a charge of $60.4 million at the WHBM reporting unit. The carrying values of goodwill at the Chico's and WHBM reporting units were $16.4 million and zero, respectively, and are included in goodwill in the accompanying unaudited condensed consolidated balance sheet as of August 1, 2020. In addition, the Company recognized pre-tax impairment charges during the twenty-six weeks ended August 1, 2020 to write down the carrying values of its other indefinite-lived intangible assets to their fair values as follows: $28.0 million of our WHBM trademark and $4.8 million of our Chico's franchise rights. The carrying values of the trademark and franchise rights were $6.0 million and $0.2 million, respectively, and are included in other intangible assets, net, in the accompanying unaudited condensed consolidated balance sheet as of August 1, 2020. Collectively, these impairment charges are included in goodwill and intangible impairment charges in the accompanying unaudited condensed consolidated statements of income (loss).
The Company evaluated the need to perform an interim impairment test for its goodwill and indefinite-lived intangible assets during the thirteen and twenty-six weeks ended July 31, 2021 and during the thirteen weeks ended August 1, 2020. We considered macroeconomic, industry-specific and Company-specific factors in addition to the estimates and assumptions used in the most recently completed goodwill and indefinite-lived intangible assets analysis. Based on review of both quantitative and qualitative factors, we determined that we did not have a triggering event that would require an interim impairment test of goodwill and indefinite-lived intangible assets, and accordingly, we did not record any goodwill and intangible impairment charges during the thirteen and twenty-six weeks ended July 31, 2021 and during the thirteen weeks ended August 1, 2020.

The following table details the changes in goodwill and other indefinite-lived intangible assets, net:

	July 31, 2021
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

	August 1, 2020
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

Fiscal 2021 Long-Lived Asset Impairment Charges
During the thirteen and twenty-six weeks ended July 31, 2021, the Company considered whether events or changes in circumstances existed that would indicate the carrying amount of long-lived assets at retail stores may not be recoverable. Based on a review of both quantitative and qualitative factors, only a small number of underperforming stores had triggering events and were assessed for impairment during the thirteen and twenty-six weeks ended July 31, 2021. Pre-tax impairment charges for long-lived assets at retail stores during the thirteen and twenty-six weeks ended July 31, 2021 were immaterial.
We recorded $1.2 million in impairment expense during the thirteen and twenty-six weeks ended July 31, 2021 related to certain Company-owned real estate which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss).
We did not record impairment charges related to our operating lease assets during the thirteen and twenty-six weeks ended July 31, 2021.
Fiscal 2020 Long-Lived Asset Impairment Charges Related to the Pandemic
The Company experienced varying degrees of business disruptions and periods of store closures or reduced operating hours as a result of the pandemic during the thirteen and twenty-six weeks ended August 1, 2020. In light of the pandemic and lower-than-expected earnings for fiscal 2020 and future periods, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test certain of its long-lived assets and operating lease assets for impairment during the thirteen and twenty-six weeks ended August 1, 2020.
As a result of the impact of the pandemic during the twenty-six weeks ended August 1, 2020, we completed an evaluation of certain long-lived assets, which primarily consisted of leasehold improvements at certain underperforming stores, for indicators of impairment and, consequently, recorded pre-tax impairment charges of approximately $18.5 million during the twenty-six weeks ended August 1, 2020. These charges are primarily included in cost of goods sold ("COGS") in the accompanying unaudited condensed consolidated statements of income (loss). These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, as determined using a discounted cash flow model. Pre-tax long-lived asset impairment charges during the thirteen weeks ended August 1, 2020 were immaterial.
As a result of the impact of the pandemic during the thirteen and twenty-six weeks ended August 1, 2020, we completed an evaluation of our operating lease assets for indicators of impairment, and consequently, recorded pre-tax impairment charges of approximately $0.8 million and $3.2 million, respectively, which is included in COGS in the accompanying unaudited condensed consolidated statements of income (loss).

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
Inventory write-offs for the thirteen and twenty-six weeks ended August 1, 2020 were $12.3 million and $55.4 million, respectively, which was primarily the result of changes in the market for those inventories and the resulting slowdown in sell through rates due to the impact of the pandemic during the thirteen and twenty-six weeks ended August 1, 2020. These inventory write-offs are included in COGS in the accompanying unaudited condensed consolidated statements of income (loss).
We recorded $0.4 million in inventory write-offs for the thirteen and twenty-six weeks ended July 31, 2021, which is included in COGS in the accompanying unaudited condensed consolidated statements of income (loss). Inventory adjustments made in ordinary course are presented in inventories in the accompanying unaudited condensed consolidated statements of cash flows.

6. REVENUE RECOGNITION
Disaggregated Revenue
    The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale revenue, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020
Chico's	$221,389	46.9%	$139,584	45.6%	$398,410	46.3%	$271,021	46.3%
WHBM	122,043	25.9	82,253	26.9	226,090	26.3	166,173	28.3
Soma	128,627	27.2	84,337	27.5	235,520	27.4	149,244	25.4
Total Net Sales	$472,059	100.0%	$306,174	100.0%	$860,020	100.0%	$586,438	100.0%
Contract Liability
    Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of July 31, 2021, January 30, 2021 and August 1, 2020, contract liabilities primarily consisted of gift cards of $33.8 million, $40.4 million and $33.8 million, respectively.
    For the thirteen and twenty-six weeks ended July 31, 2021, the Company recognized $5.7 million and $15.7 million, respectively, of revenue that was previously included in the gift card contract liability as of January 30, 2021. For the thirteen and twenty-six weeks ended August 1, 2020, the Company recognized $4.8 million and $12.8 million, respectively, of revenue that was previously included in the gift card contract liability as of February 1, 2020. The contract liability for our loyalty program was not material as of July 31, 2021, January 30, 2021 or August 1, 2020.
Performance Obligation
    For the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

7. LEASES
We lease retail stores, a limited amount of office space and certain equipment under operating leases expiring in various years through the fiscal year ending 2031. All of our leases have been classified as operating leases and are recognized and measured as such.
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
The Company deferred substantially all rent payments due in the months of April, May and June 2020 and otherwise made reduced rent payments where and when applicable during fiscal 2020 as a result of the impact of the pandemic. In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications as a result of the impact of the pandemic. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all pandemic-related rent concessions and related amendments, including pandemic-related lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company continued recording lease expense during deferral periods, as applicable, in accordance with its existing policies. The Company made rent payments in accordance with its lease terms during the thirteen and twenty-six weeks ended July 31, 2021.

Operating lease expense was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease cost (1)	$55,341	$59,558	$110,747	$120,562
(1) For the thirteen and twenty-six weeks ended July 31, 2021, includes $9.3 million and $19.2 million, respectively, in variable lease costs. For the thirteen and twenty-six weeks ended August 1, 2020, includes $7.7 million and $16.1 million, respectively, in variable lease costs.
Supplemental balance sheet information related to operating leases was as follows:

	July 31, 2021	January 30, 2021	August 1, 2020
Right of use assets	$529,945	$586,061	$571,992

Current lease liabilities	$163,376	$194,551	$218,691
Long-term lease liabilities	454,164	515,797	482,380
Total operating lease liabilities	$617,540	$710,348	$701,071

Weighted Average Remaining Lease Term (years)	4.2	4.5	4.6

Weighted Average Discount Rate (1)	4.6%	4.9%	5.5%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$132,549	$38,673	(1)
Right of use assets obtained in exchange for lease obligations, non-cash	24,297	12,775
(1) The Company suspended or deferred rental payments when and where applicable as a result of the impact of the pandemic during the thirteen and twenty-six weeks ended August 1, 2020.
Maturities of operating lease liabilities as of July 31, 2021 were as follows:

Fiscal Year Ending:
January 29, 2022	$89,370
January 28, 2023	192,195
February 4, 2024	148,613
February 1, 2025	106,797
January 31, 2026	68,718
Thereafter	77,332
Total future minimum lease payments	$683,025
Less imputed interest	(65,485)
Total	$617,540

8. SHARE-BASED COMPENSATION
For the twenty-six weeks ended July 31, 2021 and August 1, 2020, share-based compensation expense was $5.7 million and $3.8 million, respectively. As of July 31, 2021, approximately 7.7 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan.
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
Restricted stock award activity for the twenty-six weeks ended July 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,419,645	$3.75
Granted	3,542,751	2.84
Vested	(1,148,003)	4.27
Forfeited	(407,836)	2.97
Unvested, end of period	5,406,557	3.09
Restricted Stock Units
    Restricted stock units vest 100% one year from the date of grant with certain rights to defer settlement in shares of our common stock, except for restricted stock units granted in March 2021, which vest 50% one year from the date of grant, 30% two years from the date of grant and 20% three years from the date of grant.
Restricted stock unit activity for the twenty-six weeks ended July 31, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	163,930	$2.49
Granted	500,000	2.56
Vested	(16,580)	8.75
Unvested, end of period	647,350	2.38
Performance-based Restricted Stock Units
During the second quarter, we granted performance-based restricted stock units ("PSUs") contingent upon the achievement of Company-specific performance goals during the three fiscal years 2021 through 2023. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant and will be settled in shares of our common stock.
PSU activity for the twenty-six weeks ended July 31, 2021 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,782,457	$2.04
Granted	1,129,500	2.59
Forfeited	(204,420)	2.15
Unvested, end of period	3,707,537	2.20

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
For the thirteen weeks ended July 31, 2021 and August 1, 2020, the Company's effective tax rate was 22.7% and 25.7%, respectively. The effective tax rate of 22.7% for the thirteen weeks ended July 31, 2021 primarily reflects a change in estimate from the first quarter of fiscal 2021 due to an increase in the Company’s projected annual pre-tax income and an increase in annual projected deferred tax assets on which a full valuation allowance exists, partially offset by the impact of the annual loss projected during the first quarter of fiscal 2021. The 25.7% effective tax rate for the thirteen weeks ended August 1, 2020 includes the annual benefit of the fiscal 2020 pre-tax loss due the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, partially offset by the impact of nondeductible book goodwill impairment charges. In addition, during the thirteen weeks ended August 1, 2020, the Company recognized a small valuation allowance against certain state tax credit carryforwards that are expected to expire unutilized in the future.
For the twenty-six weeks ended July 31, 2021 and August 1, 2020, the Company's effective tax rate was 30.0% and 29.2%, respectively. The effective tax rate of 30.0% for the twenty-six weeks ended July 31, 2021 primarily reflects a change in estimate from the first quarter of fiscal 2021 due to an increase in the Company’s projected annual pre-tax income and an increase in annual projected deferred tax assets on which a full valuation allowance exists, partially offset by the impact of the annual loss projected during the first quarter of fiscal 2021 and favorable state audit settlements. The 29.2% effective tax rate for the twenty-six weeks ended August 1, 2020 was primarily impacted by the benefits provided by the enactment of the CARES Act, which was reduced by the unfavorable impact of the Company’s book goodwill impairment, a valuation allowance on certain state tax credit carryforwards that are expected to expire unutilized and share-based compensation expense.
As of July 31, 2021, our unaudited condensed consolidated balance sheet reflected a $38.9 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.

10. INCOME (LOSS) PER SHARE
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of income (loss) per common share pursuant to the "two-class" method. For the Company, participating securities are comprised entirely of unvested restricted stock awards granted prior to fiscal 2020.
Net income (loss) per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted net income (loss) per share reflects the dilutive effect of potential common shares from non-participating securities such as restricted stock awards granted after fiscal 2019, stock options, PSUs and restricted stock units.

The following table sets forth the computation of net income (loss) per basic and diluted share shown on the face of the accompanying condensed consolidated statements of income (loss):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Numerator
Net income (loss)	$26,187	$(46,845)	$17,258	$(225,135)
Net income and dividends declared allocated to participating securities	(235)	—	(171)	(193)
Net income (loss) available to common shareholders	$25,952	$(46,845)	$17,087	$(225,328)
Denominator
Weighted average common shares outstanding – basic	117,020,528	115,912,031	116,854,969	115,743,004
Dilutive effect of non-participating securities	5,702,930	—	4,366,689	—
Weighted average common and common equivalent shares outstanding – diluted	122,723,458	115,912,031	121,221,658	115,743,004
Net income (loss) per common share:
Basic	$0.22	$(0.40)	$0.15	$(1.95)
Diluted	$0.21	$(0.40)	$0.14	$(1.95)
For the thirteen weeks ended July 31, 2021 and August 1, 2020, 0.1 million and 2.6 million potential shares of common stock, respectively, were excluded from the diluted income (loss) per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the twenty-six weeks ended July 31, 2021 and August 1, 2020, 0.1 million and 2.6 million potential shares of common stock, respectively, were excluded from the diluted income (loss) per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

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
Marketable securities are classified as available-for-sale and as of July 31, 2021 generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities, with $10.9 million of securities with maturity dates within one year or less and $0.0 million with maturity dates over one year and less than two years.
We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive gain until realized, and any credit risk related losses recognized in net income (loss) during the period incurred. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
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

The following tables present quantitative information about Level 3 significant unobservable inputs for the WHBM trademark, long-lived assets and operating lease assets at retail stores for impairment charges incurred during the periods indicated.

Twenty-Six Weeks Ended August 1, 2020
	Valuation Technique	Unobservable Input	Range (Weighted Average)

WHBM Trademark	Relief from royalty	Weighted-average cost of capital	11% to 13%
		Long-term revenue growth rate	-2.5% to 0%
Long-lived assets and operating lease assets at retail stores (1)	Discounted cash flow	Weighted-average cost of capital	9.5% to 11.5%
		Long-term revenue growth rate	-10% to 15%
(1) Specifically relates to only those locations which had impairment charges related to the pandemic during fiscal 2020.

Fifty-Two Weeks Ended January 30, 2021
	Valuation Technique	Unobservable Input

WHBM Trademark	Relief from royalty	Weighted-average cost of capital	13% to 15%
		Long-term revenue growth rate	-1% to 16%
Long-lived assets at retail stores and operating lease assets (1)	Discounted cash flow	Weighted-average cost of capital	11% to 13%
		Long-term revenue growth rate	2% to 53%
(1) Specifically relates to only those locations which had impairment charges related to the pandemic during fiscal 2020.
As of July 31, 2021, January 30, 2021 and August 1, 2020, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
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
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using			Twenty-Six Weeks Ended July 31, 2021
	Balance as of July 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment (1)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$14,493	$14,493	$—	$—
Marketable securities:
Corporate bonds	10,891	—	10,891	—
Noncurrent Assets
Deferred compensation plan	6,124	6,124	—	—
Total recurring fair value measurements	$31,508	$20,617	$10,891	$—

		Fair Value Measurements at the End of the Reporting Date Using			Fifty-Two Weeks Ended January 30, 2021
	Balance as of January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$36,809	$36,809	$—	$—
Marketable securities:
Corporate bonds	18,559	—	18,559	—
Noncurrent Assets
Deferred compensation plan	8,993	8,993	—	—
Total recurring fair value measurements	$64,361	$45,802	$18,559	$—
Nonrecurring fair value measurements:
Noncurrent Assets
Goodwill	$16,360	$—	$—	$16,360	$(80,414)
Trademark	5,000	—	—	5,000	(29,000)
Long-lived assets	7,090	—	5,990	1,100	(29,669)
Operating lease assets	88,488	—	—	88,488	(4,795)
Total nonrecurring fair value measurements	$116,938	$—	$5,990	$110,948	$(143,878)

		Fair Value Measurements at the End of the Reporting Date Using			Twenty-Six Weeks Ended August 1, 2020
	Balance as of August 1, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$34,581	$34,581	$—	$—
Marketable securities:
Corporate bonds	20,742	—	20,742	—
Noncurrent Assets
Deferred compensation plan	7,818	7,818	—	—
Total recurring fair value measurements	$63,141	$42,399	$20,742	$—

Nonrecurring fair value measurements:
Noncurrent Assets

Goodwill	$16,360	$—	$—	$16,360		$(80,414)
Trademark	6,000	—	—	6,000		(28,000)
Long-lived assets	6,867	—	5,990	877	(2)	(18,493)
Operating lease assets	88,942	—	—	88,942	(2)	(3,236)
Total nonrecurring fair value measurements	$118,169	$—	$5,990	$112,179		$(130,143)
(1) Impairment charges for assets evaluated for impairment on a nonrecurring basis were not material during the twenty-six weeks ended July 31, 2021.
(2) The fair value of $1.1 million, $88.5 million, $0.9 million and $88.9 million specifically relates to only those locations which had asset impairment charges related to the pandemic.

12. DEBT
On October 30, 2020, the Company and certain material domestic subsidiaries entered into Amendment No. 1 (the "Amendment") to its credit agreement (as amended, the "Agreement"), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association ("Wells Fargo Bank"), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Agreement provides for a five-year asset-based senior secured revolving loan ("ABL") and letter of credit facility of up to $285.0 million, maturing October 30, 2025. The interest rate applicable to the ABL is equal to 2.25% (subject to increase to 2.50% based upon average quarterly excess availability under the ABL), with a LIBOR floor of 75 basis points. The Agreement also provides for a $15.0 million first-in last-out ("FILO") loan. The interest rate applicable to the FILO is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBOR with a floor of 75 basis points, plus in each case an interest rate margin of 4.5%. The Company expects borrowings to be at a LIBOR, plus an interest rate margin of 4.5%. The FILO includes a prepayment penalty equal to 1.0% in the first year, 0.5% in the second year and none thereafter. The FILO can only be prepaid if there are no outstanding borrowings under the ABL.In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of July 31, 2021, our outstanding debt consisted of $149.0 million in borrowings under the Agreement. Availability under the Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of July 31, 2021, the available additional borrowing capacity under the Agreement was approximately $44.8 million, inclusive of $29.3 million of excess availability.
As of July 31, 2021, deferred financing costs of $3.9 million was outstanding related to the Agreement and is presented in other current assets in the accompanying unaudited condensed consolidated balance sheet.

13. COMMITMENTS AND CONTINGENCIES
In February 2021, the Company was named as a defendant in Mercedes Haldy, et al. v. White House Black Market, Inc. (“WHBM”), et al., a putative class action filed in the Superior Court of California, Orange County, and subsequently removed to the United States District Court, Central District of California (“Haldy”). The complaint alleges numerous violations of California law related to payment of wages and other compensation, meal periods, rest periods, and wage statements, among other things. Plaintiff seeks to represent a class of current and former nonexempt employees of WHBM and Chico’s stores in California.

In August 2021, the Company was named as a defendant in Margarita Hernandez v. Chico’s FAS, Inc., et al., a putative class action filed in the Superior Court of California, Orange County seeking to represent a class of current and former nonexempt employees of Chico’s, WHBM and Soma stores in California (“Hernandez”). The complaint alleges many of the same wage and labor violations as the Haldy complaint, described above, and seeks the same relief.
The Company believes it has meritorious defenses and intends to defend the Haldy and Hernandez cases vigorously. While it is too early to predict the outcome of the litigation or a reasonable range of potential losses in either case, the ultimate resolution of these matters could have a material adverse effect on the Company’s results of operations or consolidated financial statements.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of our business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to other matters as of July 31, 2021 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q ("this Form 10-Q") and in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the Securities and Exchange Commission ("SEC") on March 9, 2021 ("2020 Annual Report on Form 10-K").
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
Business Highlights
The Company’s second quarter highlights include:
•Return to profitability: Chico’s FAS returned to profitability, posting $0.21 net income per diluted share for the thirteen weeks ended July 31, 2021 (the "second quarter") compared to a $0.40 net loss per diluted share for the thirteen weeks ended August 1, 2020 ("last year's second quarter") and a $0.02 net loss per diluted share for the thirteen weeks ended August 3, 2019 (the "second quarter of fiscal 2019"; using this as a pre-pandemic reference). Current quarter earnings was the best second quarter performance since 2013.
•Continued exceptional sales growth at Soma: Soma posted a 53% sales increase over last year's second quarter and a 38% comparable sales increase over the second quarter of fiscal 2019. According to market research firm NPD, Group Inc., for the 12 months ended July 2021 compared to the same period in 2019, Soma's growth exceeded that of the U.S. market in non-sport bras, panties and sleepwear. In addition, as customers’ preferences have shifted to comfort, Soma strategically increased its wireless assortment, taking more market share than any other brands for the 12 months ended July 2021 compared to the same period in 2019. We believe this research, along with our recent performance, is a strong indication that Soma is well positioned to capture additional market share.
•Continued improving sales performance at Chico's: Sales at Chico’s increased 59% over last year’s second quarter. Chico's continued to benefit from elevated product styling and quality enhancements, and customers responded to newness, comfort features and innovative fabrics. Inventories remained lean, which fueled high productivity and more full-price sales in the quarter.
•Continued improving sales performance at White House Black Market ("WHBM"): Sales at WHBM grew 48% over last year’s second quarter. WHBM continued to benefit from elevated quality and product enhancements, and customers responded to newness and seasonless fabrics. Inventories remained lean, which fueled high productivity and more full-price sales in the quarter.
•Enhanced marketing continued to drive traffic as well as new customers: Chico's FAS continued to elevate its marketing efforts, allocating more resources to digital storytelling, social influencers and other social efforts. These enhanced marketing initiatives drove more reactivated customers from the previous year as well as younger new customers which highlights the opportunities for all three brands.
•Strong balance sheet: The Company ended the second quarter with more than $137 million in cash and marketable securities, an increase of nearly $35 million over the first quarter of fiscal 2021.

•Improved gross margin: The gross margin rate improved to 38.4% in the second quarter, the best performance in 13 consecutive quarters, driven by controlled inventories and lower promotional levels.
•Continued cost discipline: Selling, general and administrative ("SG&A") expenses declined to a 30.9% rate for the second quarter, an improvement over both the second quarter rates of fiscal 2020 and 2019, reflecting the impact of cost savings initiatives put in place in prior years, continued cost discipline efforts and sales leverage.
•Obtained additional meaningful rent reductions: In the first half of fiscal 2021, Chico's FAS obtained approximately $15 million in incremental savings from landlords; this is in addition to the $65 million of reductions and abatements negotiated during fiscal 2020, for a total savings of $80 million.
•Shop-in-shops: Forty-seven Soma shop-in-shops are now successfully opened inside Chico's stores and are exceeding expectations, driving new customers to both brands and further expanding the Company’s digital business.
Financial Results
    Income per diluted share for the second quarter was $0.21 compared to loss per diluted share of $0.40 for last year's second quarter. Last year's second quarter net loss includes the after-tax impact of inventory write-offs of approximately $8 million as a result of the pandemic.
Income per diluted share for the twenty-six weeks ended July 31, 2021 was $0.14 compared to loss per diluted share of $1.95 for the twenty-six weeks ended August 1, 2020. Net loss for the twenty-six weeks ended August 1, 2020 includes the after-tax impact of impairments and inventory write-offs of approximately $148 million as a result of the pandemic.
Select Financial Results
    The following table depicts select financial results for the thirteen and twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
	(in millions, except per share amounts)
Net sales	$472	$306	$860	$586
Significant non-cash charges (1):
Inventory write-offs (2)	—	12	—	55
Long-lived store asset impairment (2)(3)	—	—	—	18
Right of use asset impairment (2)	—	—	—	2
Goodwill impairment (2)	—	—	—	80
Indefinite-lived asset impairment (2)	—	—	—	33
Income (loss) from operations	36	(63)	28	(317)
Net income (loss)	26	(47)	17	(225)
Net income (loss) per common and common equivalent share - diluted	$0.21	$(0.40)	$0.14	$(1.95)
(1) All significant charges relate to the impact of the pandemic. Less significant charges that may have been incurred are not reflected in the table above.
(2) Presented pre-tax.
(3) Primarily includes impairment on leasehold improvements at certain underperforming stores.
Current Trends
The novel strain of coronavirus ("COVID-19") pandemic (the "pandemic") has resulted in significant challenges across our business starting in March 2020 and is expected to continue to disrupt our business operations for the balance of fiscal 2021. Many markets imposed limitations, varying by market and in frequency, on the access to the Company's store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic experience and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions become relaxed and markets begin to reopen, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences.
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
Exit of Canada Frontline Operations
On July 30, 2020, Chico’s FAS Canada, Co., an immaterial subsidiary of the Company, filed for bankruptcy with the Ontario, Canada office of the Superintendent in Bankruptcy. This action resulted in the permanent closure of four Chico’s and six WHBM boutiques in Ontario, Canada. The permanent closure of the Canadian boutiques, which constituted all of the Company’s Canadian boutiques, is part of the Company’s ongoing cost-savings measures taken to mitigate the impact of the pandemic and address the operational and financial challenges associated with operating in Canada. In connection with this effort, in the second quarter of fiscal 2020, we exited our Canada frontline operations and recorded on a net basis a non-material charge, including the realization of a cumulative foreign currency translation adjustment.
Fiscal 2021 Outlook
During the balance of fiscal 2021, we expect improving year-over-year demand, but recognize that there is economic uncertainty as we continue to manage through the pandemic. In addition, we are facing macro supply chain headwinds in the back half of the fiscal year that we expect will impact sales and gross margin, including higher freight costs, extended inbound transit times and product supplier handover delays driven by the pandemic.
Accordingly, given the uncertainty caused by the pandemic, the Company is not providing specific fiscal 2021 third quarter and full year guidance at this time. The Company is, however, providing high-level outlook expectations for the third quarter and full fiscal year 2021. The ongoing financial impact of the pandemic is not estimable with precision and may vary significantly from estimates reflected in our high-level outlook expectations below.
For the fiscal 2021 third quarter compared to the fiscal 2020 third quarter, the Company currently expects:
•Consolidated year-over-year net sales improvement between 18% to 22%;
•Gross margin rate improvement of 13 to 15 percentage points over last fiscal year;
•SG&A as a percent of net sales to improve 500 to 600 basis points year-over-year; and
•Income tax rate of 34% to 35%.
For the fiscal 2021 full year compared to the fiscal 2020 full year, the Company currently expects:
•Consolidated year-over-year net sales improvement between 32% to 35%;
•Gross margin rate improvement of 20 to 22 percentage points over last fiscal year;
•SG&A as a percent of net sales to improve 500 to 600 basis points year-over-year; and
•Income tax rate of 34% to 35%.
Key Performance Indicators
    In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts and make strategic decisions. These key measures include comparable sales, gross margin as a percent of sales, diluted income (loss) per share and return on net assets ("RONA"). In light of the pandemic, we have shifted our focus to effectively manage our liquidity position, including aligning our operating cost structure with expected sales. We will continue to evaluate our other key performance and financial measures in addition to our liquidity position. The following describes these measures.
Liquidity
    Liquidity is measured through cash flow, which is the measure of cash provided by or used in operating, investing and financing activities. We believe that as a result of the Company’s extensive measures to mitigate the impact of the pandemic discussed above, we were able to, and continue to, effectively manage our liquidity position.

Comparable Sales
    Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days. The Company has historically viewed comparable sales as a key performance indicator to measure the performance of our business, however, we are not providing comparable sales figures for the thirteen and twenty-six weeks ended July 31, 2021 compared to the thirteen and twenty-six weeks ended August 1, 2020 as we believe it is not a meaningful measure due to the varying degrees of business disruptions and periods of store closures and/or stores operating at reduced hours as a result of the pandemic during fiscal 2020.
    Gross Margin as a Percentage of Net Sales
    Gross margin as a percentage of net sales is computed as gross margin divided by net sales. We believe gross margin as a percentage of net sales is a primary metric to measure the performance of our business as it is used to determine the value of incremental sales, and to guide pricing and promotion decisions.
    Diluted Income (Loss) per Share
    Income (loss) per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic income (loss) per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted income (loss) per share reflects the dilutive effect of potential common shares from non-participating securities such as stock options, performance stock units and restricted stock units. Whereas basic income (loss) per share serves as an indicator of the Company's profitability, we believe diluted income (loss) per share is a key performance measure because it gauges the Company's quality of income (loss) per share assuming all potential common shares from non-participating securities are exercised.
    Return on Net Assets
    RONA is defined as (a) net income (loss) divided by (b) the “five-point average” (based on balances at the beginning of the first quarter plus the final balances for each quarter of the fiscal year) of net working capital less cash and marketable securities plus fixed assets. We believe RONA is a primary metric as it helps to determine how well the Company is utilizing its assets. As such, a higher RONA could indicate that the Company is using its assets and working capital efficiently and effectively.
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
We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our primary operations, allowing us to fulfill orders for all channels from our distribution center ("DC") in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced "Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, our shared inventory system, Endless Aisle, enables customers to make purchases online and ship from store. In fiscal 2019, we completed the implementation of our Buy On-Line, Pick-up In-Store (BOPIS) capability across all our brands, further enhancing our omnichannel capabilities, and in fiscal 2020, we completed the implementation of StyleConnectTM, our proprietary digital styling software that enables us to communicate directly with the majority of our customers, to drive the frontline business to digital fulfillment.
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
We continue to leverage our digital investments to convert single-channel customers to be omnichannel customers, as the average omnichannel customer spends approximately three times more than a single-channel customer.
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

Results of Operations
Thirteen Weeks Ended July 31, 2021 Compared to the Thirteen Weeks Ended August 1, 2020
    Net Income (Loss) and Income (Loss) per Diluted Share
For the second quarter, the Company reported net income of $26 million, or $0.21 per diluted share, compared to a net loss of $47 million, or $0.40 per diluted share, in last year's second quarter. Results for last year's second quarter include a pre-tax non-cash inventory write-off of $12 million as a result of the impact of the pandemic and is reflected in cost of goods sold ("COGS") in the accompanying unaudited condensed consolidated statements of income (loss).
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended
	July 31, 2021		August 1, 2020

	(dollars in millions)

Chico's	$221	46.9%	$140	45.6%
WHBM	122	25.9	82	26.9
Soma	129	27.2	84	27.5
Total Net Sales	$472	100.0%	$306	100.0%
For the second quarter, net sales were $472 million compared to $306 million in last year's second quarter. This 54.2% improvement primarily reflects the impact of temporary store closures and limited hours during last year’s second quarter, partially offset by 29 net permanent store closures since last year’s second quarter.
The Company is not providing comparable sales figures for the second quarter compared to last year’s second quarter as it is not a meaningful measure due to the significant impact of the pandemic during last year’s second quarter, including temporary store closures or stores operating at reduced hours.
    Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020

	(dollars in millions)
Cost of goods sold	$291	$261
Gross margin	181	45
Gross margin percentage	38.4%	14.6%
For the second quarter, gross margin was $181 million, or 38.4% of net sales, compared to $45 million, or 14.6% of net sales, in last year's second quarter. The year-over-year improvement in gross margin rate primarily reflects margin expansion as a result of higher full price sales and less promotional activity, improved leverage of occupancy costs with rising sales, and the impact of inventory write-offs as a result of the pandemic in last year’s second quarter.

Selling, General and Administrative Expenses
The following table depicts SG&A expenses, which includes store and direct operating expenses, marketing expenses and National Store Support Center ("NSSC") expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended July 31, 2021 and August 1, 2020:

	Thirteen Weeks Ended
	July 31, 2021	August 1, 2020

	(dollars in millions)
Selling, general and administrative expenses	$146	$107
Percentage of total net sales	30.9%	35.0%
    For the second quarter, SG&A expenses were $146 million, or 30.9% of net sales, compared to $107 million, or 35.0% of net sales, for last year's second quarter, primarily reflecting the benefit of fiscal 2020 cost savings initiatives and sales leverage.
Income Taxes
    For the second quarter, the $7.7 million income tax provision resulted in an effective tax rate of 22.7% compared to 25.7% for last year’s second quarter. The 22.7% effective tax rate for the second quarter primarily reflects a change in estimate from the first quarter of fiscal 2021 due to an increase in the Company’s projected annual pre-tax income and an increase in annual projected deferred tax assets on which a full valuation allowance exists, partially offset by the impact of the annual loss projected during the first quarter of fiscal 2021. The 25.7% effective tax rate for last year's second quarter includes the annual benefit of the fiscal 2020 pre-tax loss due the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, partially offset by the impact of nondeductible book goodwill impairment charges.
Twenty-Six Weeks Ended July 31, 2021 Compared to the Twenty-Six Weeks Ended August 1, 2020
Net Income (Loss) and Income (Loss) per Diluted Share
    For the twenty-six weeks ended July 31, 2021, the Company reported net income of $17 million, or $0.14 per diluted share, compared to net loss of $225 million, or $1.95 per diluted share, for the twenty-six weeks ended August 1, 2020. Results for the twenty-six weeks ended August 1, 2020 includes approximately $189 million in pre-tax non-cash charges as a result of the impact of the pandemic and is reflected in the accompanying unaudited condensed consolidated statements of income (loss) as $76 million in COGS and $113 million in goodwill and intangible impairment charges.
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Twenty-Six Weeks Ended
	July 31, 2021		August 1, 2020

	(dollars in millions)
Chico's	$398	46.3%	$271	46.3%
WHBM	226	26.3	166	28.3
Soma	236	27.4	149	25.4
Total net sales	$860	100.0%	$586	100.0%
Net sales for the twenty-six weeks ended July 31, 2021 increased to $860 million from $586 million for the twenty-six weeks ended August 1, 2020. This increase of 46.7% primarily reflects disruptions related to the pandemic, including temporary store closures and limited hours, during the twenty-six weeks ended August 1, 2020, partially offset by the impact of 29 net store closures since last year's second quarter.
The Company is not providing comparable sales figures for the twenty-six weeks ended July 31, 2021 compared to the twenty-six weeks ended August 1, 2020 as it is not a meaningful measure due to the significant impact of the pandemic during the twenty-six weeks ended August 1, 2020, including temporary store closures or stores operating at reduced hours.

Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020

	(dollars in millions)
Cost of goods sold	$552	$553
Gross margin	308	34
Gross margin percentage	35.8%	5.7%
Gross margin for the twenty-six weeks ended July 31, 2021 was $308 million, or 35.8% of net sales, compared to $34 million, or 5.7% of net sales, for the twenty-six weeks ended August 1, 2020. The year-over-year improvement in gross margin rate primarily reflects the impact of inventory write-offs and store impairments as a result of the pandemic during the twenty-six weeks ended August 1, 2020, improved leverage of occupancy costs with rising sales and margin expansion as a result of less promotional activity.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the twenty-six weeks ended July 31, 2021 and August 1, 2020:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020

	(dollars in millions)
Selling, general and administrative expenses	$280	$237
Percentage of total net sales	32.5%	40.5%
For the twenty-six weeks ended July 31, 2021, SG&A was $280 million, or 32.5% of net sales, compared to $237 million, or 40.5% of net sales, for the twenty-six weeks ended August 1, 2020. The decrease in SG&A primarily reflects the benefit of fiscal 2020 cost savings initiatives and sales leverage.
    Income Taxes
    The effective tax rate for the twenty-six weeks ended July 31, 2021 and August 1, 2020 was 30.0% and 29.2%, respectively. The 30.0% for the twenty-six weeks ended July 31, 2021 primarily reflects a change in estimate from the first quarter of fiscal 2021 due to an increase in the Company’s projected annual pre-tax income and an increase in annual projected deferred tax assets on which a full valuation allowance exists, partially offset by the impact of the annual loss projected during the first quarter of fiscal 2021 and favorable state audit settlements. The effective tax rate of 29.2% for the twenty-six weeks ended August 1, 2020 was primarily impacted by the benefits provided by the enactment of the CARES Act, which was reduced by the unfavorable impact of the Company’s book goodwill impairment, a valuation allowance on certain state tax credit carryforwards that are expected to expire unutilized and share-based compensation expense.
Cash, Marketable Securities and Debt
At the end of the second quarter, cash and marketable securities totaled $137 million compared to $125 million at the end of last year’s second quarter. Debt at the end of the second quarter totaled $149 million, remaining unchanged from last year’s second quarter.
Inventories
    At the end of the second quarter, inventories totaled $202 million compared to $236 million at the end of last year's second quarter. This $34 million, or 14.3%, decrease primarily reflects conservative inventory management to better align inventory and assortments with consumer demand.
Income Tax Receivable
    At the end of the second quarter, our unaudited condensed consolidated balance sheet reflected a $39 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.

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
The following table summarizes cash flows for the year-to-date period July 31, 2021 compared to last year's year-to-date period August 1, 2020:

	Twenty-Six Weeks Ended
	July 31, 2021	August 1, 2020
	(dollars in millions) (1)
Net cash provided by (used in) operating activities	$34	$(90)
Net cash provided by investing activities	2	35
Net cash (used in) provided by financing activities	(1)	95
Net increase in cash and cash equivalents	$36	$40
(1) May not foot due to rounding.
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2021 was $34 million compared to net cash used in operating activities of $90 million in last year's year-to-date period. The change in net cash provided by operating activities primarily reflects higher net income, the timing of income taxes and payables, as well as inventory management, partially offset by normalized rent payments and rent settlements.
Investing Activities
Net cash provided by investing activities for the year-to-date period of fiscal 2021 was $2 million compared to $35 million in last year's year-to-date period, reflecting a $36 million decrease in net proceeds from the sale of marketable securities, partially offset by reduced capital spend.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2021 was $1 million compared to net cash provided by financing activities of $95 million in last year's year-to-date period, primarily reflecting $107 million in proceeds from borrowings in last year's year-to-date period, partially offset by an $11 million dividend payment in last year's year-to-date period.

Credit Facility
On October 30, 2020, the Company and certain material domestic subsidiaries entered into Amendment No. 1 (the "Amendment") to its credit agreement (as amended, the "Agreement"), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association ("Wells Fargo Bank"), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Agreement provides for a five-year asset-based senior secured revolving loan ("ABL") and letter of credit facility of up to $285.0 million, maturing October 30, 2025. The interest rate applicable to the ABL is equal to 2.25% (subject to increase to 2.50% based upon average quarterly excess availability under the ABL), with a LIBOR floor of 75 basis points. The Agreement also provides for a $15.0 million first-in last-out ("FILO") loan. The interest rate applicable to the FILO is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBOR with a floor of 75 basis points, plus in each case an interest rate margin of 4.5%. The Company expects borrowings to be at a LIBOR, plus an interest rate margin of 4.5%. The FILO includes a prepayment penalty equal to 1.0% in the first year, 0.5% in the second year and none thereafter. The FILO can only be prepaid if there are no outstanding borrowings under the ABL.In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of July 31, 2021, $149 million in borrowings were outstanding under the Agreement, and is reflected as long-term debt in the unaudited condensed balance sheet included in this Form 10-Q. Availability under the Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of July 31, 2021, the available additional borrowing capacity under the Agreement was approximately $45 million, inclusive of $29 million of excess availability.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, regarding this and do not currently expect the transition to have a significant impact on our unaudited condensed consolidated financial statements.
Store and Franchise Activity
During the twenty-six weeks ended July 31, 2021, we had 18 permanent store closures, consisting of 9 Chico's stores, 8 WHBM stores and 1 Soma store. As of July 31, 2021, the Company's franchise operations consisted of 66 international retail locations in Mexico and 2 domestic airport locations.
In fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. We have continued to refine that strategy, particularly in light of the pandemic.
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to continue rationalizing our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We have closed 18 underperforming locations since the beginning of fiscal 2021 and ended the second quarter with 1,284 boutiques. We will continue to shrink our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. However, with the uncertainty of the pandemic, we intend to continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.

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

Forward-Looking Statements
This Form 10-Q may contain certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements reflect our current views with respect to certain events that could have an effect on our future financial performance, including but without limitation, statements regarding our plans, objectives, and the future success of our store concepts and business initiatives. These statements may address items such as future sales and sales initiatives, business strategies and strategic initiatives, including our digital strategy, environmental, social and governance program details, customer traffic, gross margin expectations, SG&A expense expectations, including statements about the pandemic and the expected impact of actions we have taken in response thereto, expected savings, operating margin expectations, expectations regarding revenue recognition, earnings or loss per share expectations, planned store openings, closings and expansions, proposed business ventures, new channels of sales or distribution, expected impact of ongoing litigation, expectations regarding the impact of the pending discontinuation of LIBOR, future stock repurchase plans, future plans to pay dividends, future comparable sales, future product sourcing plans, future inventory levels, including the ability to leverage inventory management and targeted promotions, planned marketing expenditures, planned capital expenditures and future cash needs.
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
The financial strength of retailing in particular and the economy in general; the extent of financial difficulties or economic uncertainty that may be experienced by customers; the effects of the pandemic, including uncertainties about its depth and duration, new variants of COVID-19 that have emerged, and the speed, efficacy and availability of vaccine and treatment developments, as well as the impacts to general economic conditions and the economic slowdown affecting consumer behavior and discretionary spending (during and after the pandemic) and temporary store restrictions (including reduced hours or capacity) due to government mandates, and the effectiveness of store reopenings, cost reduction initiatives, and other actions taken in response to the pandemic, and the financial impact of certain provisions of the CARES Act; the ability of our third-party business partners, including our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, staffing shortages, liquidity challenges, bankruptcy filings by other industry participants and other disruptions due to the pandemic; the impact of the pandemic on our manufacturing operations in China; the exiting of store operations in Canada and other future permanent store closures; changes in the general or specialty or apparel industries; significant shifts in consumer behavior; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; the ability to leverage inventory management and targeted promotions; the ability to effectively manage our inventory and allocation processes; the extent and nature of competition in the markets in which we operate; the ability to remain competitive with customer shipping terms and increases in costs pertaining to product deliveries and returns; the extent of the market demand and overall level of spending for women's private branded clothing and related accessories; the effectiveness of our brand strategies, awareness and marketing programs; the ability to coordinate product development with buying and planning; the quality and timeliness of merchandise received from suppliers; changes in the costs of manufacturing, raw materials, transportation, distribution, labor and advertising; the availability of quality store sites; our ability to manage our store fleet and the risk that our investments in merchandise or marketing initiatives may not deliver the results we anticipate; our ability to successfully navigate the increasing use of online retailers for fashion purchases and the pressure that puts on traffic and transactions in our physical stores; the ability to operate our own retail websites in a manner that produces profitable sales; the ability to successfully identify and implement additional sales and distribution channels; the ability to successfully execute our business strategies and particular strategic initiatives (including, but not limited to, the Company’s turnaround strategy, retail fleet optimization plan and five fiscal 2021 operating priorities which are: continuing our ongoing digital transformation; further refining product through fit, quality, fabric and innovation in each of our brands; driving increased customer engagement through marketing; maintaining our operating and cost discipline; and further enhancing the productivity of our real estate portfolio), sales initiatives and multi-channel strategies, customer traffic, and to achieve the expected results from them; the continuing performance, implementation and integration of management information systems; the impact of any systems failures, cyber security or other data or security breaches, including any security breaches that result in theft, transfer, or unauthorized disclosure of customer, employee, or company information or our compliance with domestic and foreign information security and privacy laws and regulations in the event of such an incident; the ability to hire, train, motivate and retain qualified sales associates, managerial employees and other employees in an inclusive environment; the successful recruitment of leadership and the successful transition of new members to our senior management team; uncertainties regarding future unsolicited offers to buy the Company and our ability to respond effectively to them as well as to actions of activist shareholders and others; changes in the political environment that create consumer uncertainty; significant changes to product import and distribution costs (such as unexpected consolidation in the freight carrier industry, higher freight costs, product supplier handover delays and extended inbound transit times); the ability to utilize our distribution center and other support facilities in an efficient and effective manner; the ability to secure and protect trademarks and other intellectual property rights and to protect our reputation and brand images; the risk that natural disasters, public health crises, political uprisings, uncertainty or unrest, or other catastrophic events could adversely affect our operations and financial results; the impact of unanticipated changes in legal, regulatory or tax laws; the risks and uncertainties that are related to our reliance on sourcing from foreign suppliers, including significant economic labor, political or other shifts (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China, or legislation prohibiting certain imports from China); and changes in governmental policies in or towards foreign countries; currency exchange rates and other similar factors.
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
The market risk of our financial instruments as of July 31, 2021 has not significantly changed since January 30, 2021. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our credit agreement with our bank. On October 30, 2020, we entered into Amendment No. 1 (the "Amendment") to our credit agreement (as amended, the "Agreement"), as further discussed in Note 12 to the accompanying unaudited condensed consolidated financial statements and Part I, Item 2, MD&A, included in this Form 10-Q. The Agreement, which matures on October 30, 2025, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Agreement. As of July 31, 2021, $149 million in borrowings were outstanding under the Agreement and is reflected as long-term debt in the accompanying unaudited condensed consolidated balance sheet. Due to the 75 basis points LIBOR floor under the Agreement, an increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $2.2 million over the remaining term of the loan.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities which primarily includes corporate bonds. The marketable securities portfolio as of July 31, 2021 consisted of $10.9 million of securities with maturity dates within one year or less and $0.0 million with maturity dates over one year and less than or equal to two years. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of July 31, 2021, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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
    Information regarding legal proceedings is incorporated by reference from Note 13 to our unaudited condensed consolidated financial statements included in this Form 10-Q under the heading "Commitments and Contingencies."

ITEM 1A.	RISK FACTORS

    In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K should be considered as they could materially affect our business, financial condition or future results. Except as presented below, there have been no material changes with respect to the risks described in our 2020 Annual Report on Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

1. The ongoing COVID-19 pandemic
The COVID-19 pandemic has resulted in significant challenges across our business since March 2020 and we expect continued uncertainty and volatility in our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences as well as our operational logistics.
In March 2020, the World Health Organization declared COVID-19 a pandemic, resulting in local and state governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus, resulting in the Company’s decision to temporarily close all of its retail stores in March 2020. During and after this time, many markets also imposed restrictions on the access to the Company’s stores, including temporary store closures and/or a reduction in hours, staffing and capacity. While most of these restrictions have since been lifted or eased, and the Company reopened most of its stores by July 2020, recent increases in new COVID-19 cases, including the delta variant, may lead to restrictions being reinstated, or new restrictions imposed in these jurisdictions, such as requiring proof of vaccination status to access stores. While we have accelerated our transformation to a digital-first company during the pandemic, the reinstatement of restrictions on the access to the Company’s store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. or imposition of new restrictions could adversely impact our business operations, financial performance and liquidity.
Since reopening our stores, new safety practices or protocols have impacted our business and may continue and/or increase. In addition, any significant reduction in our customers’ willingness to shop our stores, the levels of our customers’ spending at our stores or our employees’ willingness to staff our stores, as a result of health concerns related to the pandemic or its impact on the economy and consumer discretionary spending, and any increase in the cost of operating our stores due to additional health and safety precautions, may adversely impact our business operations, financial performance and liquidity.
In response to the pandemic and uncertain economic conditions and customer traffic and demand, the Company deferred substantially all rent payments due in the months of April, May and June 2020 and otherwise made reduced rent payments where and when applicable during fiscal 2020. Throughout fiscal 2020 and the first half of fiscal 2021, we engaged in extensive discussions with our landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. As of July 31, 2021, the Company achieved commitments of $81 million in rent abatements and reductions resulting from its comprehensive real estate and lease portfolio review. If we are forced to reclose stores for an extended period of time in response to new government mandates or if customers' shopping habits do not rebound as we expect them to once the pandemic subsides, we may not be able to negotiate additional future rent relief, such as abatements, or terminate the leases, on commercially reasonable terms or at all. Failure to obtain further rent relief in such circumstances may adversely impact our business operations, financial performance and liquidity.
Our industry has been experiencing supply chain inflation and disruptions due to the pandemic. The inability of our third-party business partners, including our suppliers, logistics providers and vendors, to meet their obligations to us in light of financial stress, labor shortages, liquidity challenges and other disruptions due to the pandemic could adversely impact our business operations, financial performance and liquidity. In particular, we have incurred and expect to continue to incur higher shipping costs due to sourcing new transportation methods to offset vendor capacity constraints and related surcharges, as well as product supplier handover delays and extended inbound transit times due to labor shortages. Higher shipping costs and constraints on our shipping capacity and longer delivery times may result in higher expenses, delayed shipments and inventory delays or product shortages that result in lost sales, all of which could adversely impact our business operations, financial performance and liquidity.
The pandemic has also resulted in periods of significant disruption and volatility in the global capital markets, which could adversely affect our ability to access the capital or financing markets, if needed, and our ability to meet our liquidity needs, all of which cannot be predicted.
The full extent of the impact that the pandemic will have on our business remains to be seen, as the pandemic and associated containment and remediation efforts continue to rapidly evolve, and such impact will depend on many factors including the duration of any future store restrictions, the duration of any future quarantines, shelter-in-place orders or other travel restrictions, the duration and severity of the pandemic, the impact of the pandemic on consumer spending, and how quickly and to what extent normal economic and operating conditions resume. New variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants. If the pandemic continues to be prolonged and severe, it will likely amplify the negative impacts on our business, financial condition, results of operations and liquidity of, and may also heighten, many of the other risks described in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
May 2, 2021 - May 29, 2021	—	$—	—	$55,192
May 30, 2021 - July 3, 2021	23,951	6.62	—	55,192
July 4, 2021 - July 31, 2021	—	—	—	55,192
Total	23,951	6.62	—

(a) Total number of shares purchased consists of 23,951 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
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

ITEM 6.	EXHIBITS
(a)The following documents are filed as exhibits to this Form 10-Q:

Exhibit 10.1	Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Employee Directors (for awards on or after June 24, 2021)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2021, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	September 1, 2021	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	September 1, 2021	By:	/s/ David M. Oliver
David M. Oliver
Interim Chief Financial Officer and Senior Vice President, Controller