Form 10-Q
period 2021-10-30
CHICO'S FAS, INC.
filed 2021-12-01
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At November 22, 2021, the registrant had 122,542,092 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 30, 2021

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income (Loss) for the Thirteen and Thirty-Nine Weeks Ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) for the Thirteen and Thirty-Nine Weeks Ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	4

	Condensed Consolidated Balance Sheets – October 30, 2021 (Unaudited), January 30, 2021 (Audited), and October 31, 2020 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II – Other Information

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6.	Exhibits	37

Signatures		38

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$453,644	100.0%	$351,416	100.0%	$1,313,664	100.0%	$937,854	100.0%
Cost of goods sold	269,205	59.3	274,252	78.0	820,973	62.5	827,019	88.2
Gross Margin	184,439	40.7	77,164	22.0	492,691	37.5	110,835	11.8
Selling, general and administrative expenses	162,469	35.8	153,096	43.6	442,637	33.7	390,571	41.6
Goodwill and intangible impairment charges	—	0.0	—	0.0	—	0.0	113,180	12.1
Income (Loss) from Operations	21,970	4.9	(75,932)	(21.6)	50,054	3.8	(392,916)	(41.9)
Interest expense, net	(1,744)	(0.4)	(536)	(0.2)	(5,170)	(0.4)	(1,387)	(0.1)
Income (Loss) before Income Taxes	20,226	4.5	(76,468)	(21.8)	44,884	3.4	(394,303)	(42.0)
Income tax provision (benefit)	2,000	0.5	(20,600)	(5.9)	9,400	0.7	(113,300)	(12.0)
Net Income (Loss)	$18,226	4.0%	$(55,868)	(15.9)%	$35,484	2.7%	$(281,003)	(30.0)%
Per Share Data:
Net income (loss) per common share - basic	$0.15		$(0.48)		$0.30		$(2.43)
Net income (loss) per common and common equivalent share – diluted	$0.15		$(0.48)		$0.29		$(2.43)
Weighted average common shares outstanding – basic	117,304		116,174		117,005		115,887
Weighted average common and common equivalent shares outstanding – diluted	123,166		116,174		121,897		115,887
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss)	$18,226	$(55,868)	$35,484	$(281,003)
Other comprehensive income (loss):
Unrealized (losses) gains on marketable securities, net of taxes	(10)	(32)	(64)	(61)
Foreign currency translation adjustment	—	—	—	580
Comprehensive income (loss)	$18,216	$(55,900)	$35,420	$(280,484)
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	October 30, 2021	January 30, 2021	October 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$134,458	$90,791	$126,497
Marketable securities, at fair value	3,006	18,559	18,667
Inventories	277,738	203,983	256,542
Prepaid expenses and other current assets	51,841	30,565	36,766
Income tax receivable	13,125	58,140	56,774
Total Current Assets	480,168	402,038	495,246
Property and Equipment, net	199,853	241,370	256,715
Right of Use Assets	494,808	586,061	582,074
Other Assets:
Goodwill	16,360	16,360	16,360
Other intangible assets, net	5,000	5,000	6,164
Other assets, net	25,413	24,049	37,839
Total Other Assets	46,773	45,409	60,363
	$1,221,602	$1,274,878	$1,394,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$172,897	$116,506	$147,354
Current lease liabilities	177,563	194,551	208,351
Other current and deferred liabilities	140,982	120,729	123,474
Total Current Liabilities	491,442	431,786	479,179
Noncurrent Liabilities:
Long-term debt	99,000	149,000	149,000
Long-term lease liabilities	415,458	515,797	509,118
Other noncurrent and deferred liabilities	6,647	11,863	14,284
Deferred taxes	1,500	1,313	52
Total Noncurrent Liabilities	522,605	677,973	672,454
Commitments and Contingencies (see Note 13)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 163,806 and 161,032 and 161,219 shares issued respectively; and 122,509 and 119,735 and 119,922 shares outstanding, respectively	1,225	1,197	1,199
Additional paid-in capital	505,419	498,488	496,993
Treasury stock, at cost, 41,297 shares, respectively	(494,395)	(494,395)	(494,395)
Retained earnings	195,306	159,765	238,877
Accumulated other comprehensive gain	—	64	91
Total Shareholders’ Equity	207,555	165,119	242,765
	$1,221,602	$1,274,878	$1,394,398

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain
	Shares	Par Value		Shares	Amount			Total
BALANCE, July 31, 2021	122,565	$1,226	$503,168	41,297	$(494,395)	$177,077	$10	$187,086
Net income	—	—	—	—	—	18,226	—	18,226
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(10)	(10)
Issuance of common stock	94	—	(1)	—	—	—	—	(1)
Dividends on common stock	—	—	—	—	—	3	—	3
Repurchase of common stock & tax withholdings related to share-based awards	(150)	(1)	(895)	—	—	—	—	(896)
Share-based compensation	—	—	3,147	—	—	—	—	3,147
BALANCE, October 30, 2021	122,509	$1,225	$505,419	41,297	$(494,395)	$195,306	$—	$207,555

BALANCE, August 1, 2020	119,891	$1,199	$495,163	41,297	$(494,395)	$294,708	$123	$296,798
Net loss	—	—	—	—	—	(55,868)	—	(55,868)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(32)	(32)
Issuance of common stock	132	1	160	—	—	—	—	161
Dividends on common stock	—	—	—	—	—	37	—	37
Repurchase of common stock & tax withholdings related to share-based awards	(101)	(1)	(137)	—	—	—	—	(138)
Share-based compensation	—	—	1,807	—	—	—	—	1,807
BALANCE, October 31, 2020	119,922	$1,199	$496,993	41,297	$(494,395)	$238,877	$91	$242,765

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, January 30, 2021	119,735	$1,197	$498,488	41,297	$(494,395)	$159,765	$64	$165,119
Net income	—	—	—	—	—	35,484	—	35,484
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(64)	(64)
Issuance of common stock	3,242	33	(33)	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	57	—	57
Repurchase of common stock & tax withholdings related to share-based awards	(468)	(5)	(1,872)	—	—	—	—	(1,877)
Share-based compensation	—	—	8,836	—	—	—	—	8,836
BALANCE, October 30, 2021	122,509	$1,225	$505,419	41,297	$(494,395)	$195,306	$—	$207,555

BALANCE, February 1, 2020	118,418	$1,184	$492,129	41,297	$(494,395)	$531,602	$(428)	$530,092
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(838)	—	(838)
BALANCE, February 1, 2020, as adjusted	118,418	1,184	492,129	41,297	(494,395)	530,764	(428)	529,254
Net loss	—	—	—	—	—	(281,003)	—	(281,003)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(61)	(61)
Foreign currency translation adjustment	—	—	—	—	—	—	580	580
Issuance of common stock	1,940	19	393	—	—	—	—	412
Dividends on common stock ($0.09 per share)	—	—	—	—	—	(10,884)	—	(10,884)
Repurchase of common stock & tax withholdings related to share-based awards	(436)	(4)	(1,129)	—	—	—	—	(1,133)
Share-based compensation	—	—	5,600	—	—	—	—	5,600
BALANCE, October 31, 2020	119,922	$1,199	$496,993	41,297	$(494,395)	$238,877	$91	$242,765

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$35,484	$(281,003)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill and intangible impairment charges	—	113,180
Inventory write-offs	374	59,687
Depreciation and amortization	39,662	48,536
Non-cash lease expense	139,116	163,072
Exit of frontline Canada operations	—	498
Right of use asset impairment	—	3,236
Loss on disposal and impairment of property and equipment, net	1,432	27,554
Deferred tax benefit	190	(18,409)
Share-based compensation expense	8,836	5,600
Changes in assets and liabilities:
Inventories	(74,129)	(71,004)
Prepaid expenses and other assets	(13,830)	(2,704)
Income tax receivable	45,015	(49,643)
Accounts payable	56,503	12,923
Accrued and other liabilities	16,643	19,097
Lease liability	(166,990)	(94,500)
Net cash provided by (used in) operating activities	88,306	(63,880)
Cash Flows from Investing Activities:
Purchases of marketable securities	(269)	(5,351)
Proceeds from sale of marketable securities	15,753	50,500
Purchases of property and equipment	(8,246)	(9,537)
Net cash provided by investing activities	7,238	35,612
Cash Flows from Financing Activities:
Proceeds from borrowings	—	255,500
Payments on borrowings	(50,000)	(149,000)
Payments of debt issuance costs	—	(4,279)
Proceeds from issuance of common stock	—	412
Dividends paid	—	(10,701)
Payments of tax withholdings related to share-based awards	(1,877)	(1,133)
Net cash (used in) provided by financing activities	(51,877)	90,799
Effects of exchange rate changes on cash and cash equivalents	—	(6)
Net increase in cash and cash equivalents	43,667	62,525
Cash and Cash Equivalents, Beginning of period	90,791	63,972
Cash and Cash Equivalents, End of period	$134,458	$126,497

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,590	$6,456
Cash received for income taxes, net	$42,084	$(45,397)
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended October 30, 2021 are not necessarily indicative of the results that may be expected for the entire year.
COVID-19 Pandemic Update
The COVID-19 pandemic (the "pandemic") has resulted in significant challenges across our business since March 2020 and is expected to continue to disrupt our business operations for the balance of fiscal 2021. Many markets imposed limitations, varying by market and in frequency, on the access to the Company's store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions have relaxed and markets are primarily open, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences and cause disruptions to the supply chain and increase our raw materials and freight costs. Due to the above circumstance, the Company’s results of operations for the thirteen and thirty-nine weeks ended October 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.
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
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach as of April 4, 2020 (the "interim test"), which was the last day in the second month of last year's first quarter. Changes in key assumptions and the resulting reduction in projected future cash flows included in the interim test resulted in a decrease in the fair values of our Chico's and WHBM reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following pre-tax goodwill impairment charges during the thirty-nine weeks ended October 31, 2020: a charge of $20.0 million at the Chico's reporting unit and a charge of $60.4 million at the WHBM reporting unit. The carrying values of goodwill at the Chico's and WHBM reporting units were $16.4 million and zero, respectively, and are included in goodwill in the accompanying unaudited condensed consolidated balance sheet as of October 31, 2020. In addition, the Company recognized pre-tax impairment charges during the thirty-nine weeks ended October 31, 2020 to write down the carrying values of its other indefinite-lived intangible assets to their fair values as follows: $28.0 million of our WHBM trademark and $4.8 million of our Chico's franchise rights. The carrying values of the trademark and franchise rights were $6.0 million and $0.2 million, respectively, and are included in other intangible assets, net, in the accompanying unaudited condensed consolidated balance sheet as of October 31, 2020. Collectively, these impairment charges are included in goodwill and intangible impairment charges in the accompanying unaudited condensed consolidated statements of income (loss).
The Company evaluated the need to perform an interim impairment test for its goodwill and indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended October 30, 2021 and during the thirteen weeks ended October 31, 2020. We considered macroeconomic, industry-specific and Company-specific factors in addition to the estimates and assumptions used in the most recently completed goodwill and indefinite-lived intangible assets analysis. Based on review of both quantitative and qualitative factors, we determined that we did not have a triggering event that would require an interim impairment test of goodwill and indefinite-lived intangible assets, and accordingly, we did not record any goodwill and intangible impairment charges during the thirteen and thirty-nine weeks ended October 30, 2021 and during the thirteen weeks ended October 31, 2020.

The following table details the changes in goodwill and other indefinite-lived intangible assets, net:

	October 30, 2021
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

	October 31, 2020
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

Fiscal 2021 Long-Lived Asset Impairment Charges
During the thirteen and thirty-nine weeks ended October 30, 2021, the Company considered whether events or changes in circumstances existed that would indicate the carrying amount of long-lived assets at retail stores may not be recoverable. Based on a review of both quantitative and qualitative factors, only a small number of underperforming stores had triggering events and were assessed for impairment during the thirteen and thirty-nine weeks ended October 30, 2021. Pre-tax impairment charges for long-lived assets at retail stores during the thirteen and thirty-nine weeks ended October 30, 2021 were immaterial.
We recorded $1.2 million in impairment expense during the thirty-nine weeks ended October 30, 2021 related to certain Company-owned real estate which is included in selling, general and administrative expenses in the accompanying unaudited condensed consolidated statements of income (loss).
We did not record impairment charges related to our operating lease assets during the thirteen and thirty-nine weeks ended October 30, 2021.
Fiscal 2020 Long-Lived Asset Impairment Charges Related to the Pandemic
The Company experienced varying degrees of business disruptions and periods of store closures or reduced operating hours as a result of the pandemic during the thirteen and thirty-nine weeks ended October 31, 2020. In light of the pandemic and lower-than-expected earnings for fiscal 2020 and future periods, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test certain of its long-lived assets and operating lease assets for impairment during the thirteen and thirty-nine weeks ended October 31, 2020.
As a result of the impact of the pandemic during the thirteen and thirty-nine weeks ended October 31, 2020, we recorded pre-tax impairment charges of approximately $8.8 million and $27.3 million, respectively, upon completion of our evaluation of long-lived assets, which primarily consisted of leasehold improvements at certain underperforming stores, capitalized implementation costs related to our cloud computing arrangements, and other technology-related assets. For the thirteen weeks ended October 31, 2020, these charges are reflected in the financial statements as $0.4 million in cost of goods sold ("COGS") and $8.4 million in selling, general and administrative ("SG&A") expenses in the accompanying unaudited condensed consolidated statements of income (loss). For the thirty-nine weeks ended October 31, 2020, these charges are reflected in the financial statements as $18.4 million in COGS and $8.9 million in SG&A expenses in the accompanying unaudited condensed consolidated statements of income (loss). These charges reduced the net carrying value of certain long-lived assets to their estimated fair value, as determined using a discounted cash flow model.
As a result of the impact of the pandemic during the thirty-nine weeks ended October 31, 2020, we completed an evaluation of our operating lease assets for indicators of impairment, and consequently, recorded pre-tax impairment charges of approximately $3.2 million, which is included in COGS in the accompanying unaudited condensed consolidated statements of income (loss). We did not record impairment charges related to our operating lease assets during the thirteen weeks ended October 31, 2020.

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
We recorded no inventory write-offs for the thirteen weeks and $0.4 million in inventory write-offs for the thirty-nine weeks ended October 30, 2021, which is included in COGS in the accompanying unaudited condensed consolidated statements of income (loss). Inventory adjustments made in ordinary course are presented in inventories in the accompanying unaudited condensed consolidated statements of cash flows.
Inventory write-offs for the thirteen weeks ended October 31, 2020 were $5.4 million. Inventory write-offs for the thirty-nine weeks ended October 31, 2020 were $59.7 million, including $55.4 million in significant inventory write-offs as a result of changes in the market for those inventories and the resulting slowdown in sell through rates due to the impact of the pandemic. These inventory write-offs are included in COGS in the accompanying unaudited condensed consolidated statements of income (loss).

6. REVENUE RECOGNITION
Disaggregated Revenue
    The following table disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale revenue, which is not a significant component of total revenue, and is aggregated within the respective brands in the table below.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
Chico's	$203,505	44.9%	$163,847	46.6%	$601,914	45.8%	$434,868	46.4%
WHBM	138,159	30.4	104,024	29.6	364,250	27.7	270,197	28.8
Soma	111,980	24.7	83,545	23.8	347,500	26.5	232,789	24.8
Total Net Sales	$453,644	100.0%	$351,416	100.0%	$1,313,664	100.0%	$937,854	100.0%
Contract Liability
    Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of October 30, 2021, January 30, 2021 and October 31, 2020, contract liabilities primarily consisted of gift cards of $32.4 million, $40.4 million and $31.5 million, respectively.
    For the thirteen and thirty-nine weeks ended October 30, 2021, the Company recognized $3.0 million and $18.7 million, respectively, of revenue that was previously included in the gift card contract liability as of January 30, 2021. For the thirteen and thirty-nine weeks ended October 31, 2020, the Company recognized $4.1 million and $16.9 million, respectively, of revenue that was previously included in the gift card contract liability as of February 1, 2020. The contract liability for our loyalty program was not material as of October 30, 2021, January 30, 2021 or October 31, 2020.
Performance Obligation
    For the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue recognized in future periods related to performance obligations is not expected to be material.

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
The Company deferred substantially all rent payments due in the months of April, May and June 2020 and otherwise made reduced rent payments where and when applicable during fiscal 2020 as a result of the impact of the pandemic. In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications as a result of the impact of the pandemic. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all pandemic-related rent concessions and related amendments, including pandemic-related lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the

Company continued recording lease expense during deferral periods, as applicable, in accordance with its existing policies. The Company made rent payments in accordance with its lease terms during the thirteen and thirty-nine weeks ended October 30, 2021.
Operating lease expense was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Operating lease cost (1)	$53,448	$58,710	$164,195	$179,273
(1) For the thirteen and thirty-nine weeks ended October 30, 2021, includes $9.5 million and $28.7 million, respectively, in variable lease costs. For the thirteen and thirty-nine weeks ended October 31, 2020, includes $9.8 million and $25.9 million, respectively, in variable lease costs.
Supplemental balance sheet information related to operating leases was as follows:

	October 30, 2021	January 30, 2021	October 31, 2020
Right of use assets	$494,808	$586,061	$582,074

Current lease liabilities	$177,563	$194,551	$208,351
Long-term lease liabilities	415,458	515,797	509,118
Total operating lease liabilities	$593,021	$710,348	$717,469

Weighted Average Remaining Lease Term (years)	4.1	4.5	4.6

Weighted Average Discount Rate (1)	4.5%	4.9%	5.5%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$166,990	$94,500	(1)
Right of use assets obtained in exchange for lease obligations, non-cash	27,510	75,938
(1) The Company suspended or deferred rental payments when and where applicable as a result of the impact of the pandemic during the thirteen and thirty-nine weeks ended October 31, 2020.
Maturities of operating lease liabilities as of October 30, 2021 were as follows:

Fiscal Year Ending:
January 29, 2022	$52,959
January 28, 2023	192,698
February 4, 2024	149,453
February 1, 2025	107,390
January 31, 2026	69,107
Thereafter	79,291
Total future minimum lease payments	$650,898
Less imputed interest	(57,877)
Total	$593,021

8. SHARE-BASED COMPENSATION
For the thirty-nine weeks ended October 30, 2021 and October 31, 2020, share-based compensation expense was $8.8 million and $5.6 million, respectively. As of October 30, 2021, approximately 7.9 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan.
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
Restricted stock award activity for the thirty-nine weeks ended October 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,419,645	$3.75
Granted	3,730,651	2.96
Vested	(1,498,137)	4.03
Forfeited	(483,901)	2.89
Unvested, end of period	5,168,258	3.17
Restricted Stock Units
    Restricted stock units vest 100% one year from the date of grant with certain rights to defer settlement in shares of our common stock, except for restricted stock units granted in March 2021, which vest 50% one year from the date of grant, 30% two years from the date of grant and 20% three years from the date of grant.
Restricted stock unit activity for the thirty-nine weeks ended October 30, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	163,930	$2.49
Granted	500,000	2.56
Vested	(16,580)	8.75
Unvested, end of period	647,350	2.38

Performance-based Restricted Stock Units
During the third quarter, we granted performance-based restricted stock units ("PSUs") contingent upon the achievement of Company-specific performance goals during the three fiscal years 2021 through 2023. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant and will be settled in shares of our common stock.
PSU activity for the thirty-nine weeks ended October 30, 2021 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,782,457	$2.04
Granted	1,171,170	2.67
Forfeited	(209,420)	2.10
Unvested, end of period	3,744,207	2.23

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
For the thirteen weeks ended October 30, 2021 and October 31, 2020, the Company's effective tax rate was 9.9% and 26.9%, respectively. The effective tax rate of 9.9% for the thirteen weeks ended October 30, 2021 primarily reflects a change in estimate from the second quarter due to an increase in annual projected deferred tax assets on which a full valuation allowance exists, offset by a 2020 fiscal provision to return benefit due to the reversal of a valuation allowance related to 2020 temporary differences and the rate differential provided by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act. The 26.9% effective tax rate for the thirteen weeks ended October 31, 2020 includes the annual benefit of the fiscal 2020 pre-tax loss due to the CARES Act, which was slightly offset by the impact of nondeductible book goodwill impairment charges.
For the thirty-nine weeks ended October 30, 2021 and October 31, 2020, the Company's effective tax rate was 20.9% and 28.7%, respectively. The effective tax rate of 20.9% for the thirty-nine weeks ended October 30, 2021 primarily reflects an annual projected deferred tax assets on which a full valuation allowance exists, offset by a 2020 fiscal provision to return benefit due to the reversal of a valuation allowance related to 2020 temporary differences, the rate differential provided by the CARES Act and favorable state audit settlements. The 28.7% effective tax rate for the thirty-nine weeks ended October 31, 2020 was primarily impacted by the benefits provided by the enactment of the CARES Act, which was reduced by the unfavorable impact of the Company’s book goodwill impairment, a valuation allowance on certain state tax credit carryforwards that are expected to expire unutilized and share-based compensation expense.
As of October 30, 2021, our unaudited condensed consolidated balance sheet reflected a $10.4 million income tax receivable, after collection of $50.0 million during the thirty-nine weeks ended October 30, 2021, related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.

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

The following table sets forth the computation of net income (loss) per basic and diluted share shown on the face of the accompanying condensed consolidated statements of income (loss):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Numerator
Net income (loss)	$18,226	$(55,868)	$35,484	$(281,003)
Net income and dividends declared allocated to participating securities	(123)	—	(313)	(173)
Net income (loss) available to common shareholders	$18,103	$(55,868)	$35,171	$(281,176)
Denominator
Weighted average common shares outstanding – basic	117,304,112	116,174,306	117,004,683	115,886,832
Dilutive effect of non-participating securities	5,862,125	—	4,891,986	—
Weighted average common and common equivalent shares outstanding – diluted	123,166,237	116,174,306	121,896,669	115,886,832
Net income (loss) per common share:
Basic	$0.15	$(0.48)	$0.30	$(2.43)
Diluted	$0.15	$(0.48)	$0.29	$(2.43)
For the thirteen weeks ended October 30, 2021 and October 31, 2020, 0.1 million and 2.4 million potential shares of common stock, respectively, were excluded from the diluted income (loss) per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the thirty-nine weeks ended October 30, 2021 and October 31, 2020, 0.2 million and 2.2 million potential shares of common stock, respectively, were excluded from the diluted income (loss) per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

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
Marketable securities are classified as available-for-sale and as of October 30, 2021 generally consist of corporate bonds, commercial paper, U.S. government agencies and municipal securities, with $3.0 million of securities with maturity dates within one year or less and no maturity dates over one year.
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

Thirty-Nine Weeks Ended October 31, 2020
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
As of October 30, 2021, January 30, 2021 and October 31, 2020, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
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
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using				Thirty-Nine Weeks Ended October 30, 2021
	Balance as of October 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment (1)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$22,388	$22,388	$—	$—
Marketable securities:
Corporate bonds	3,006	—	3,006	—
Noncurrent Assets
Deferred compensation plan	6,317	6,317	—	—
Total recurring fair value measurements	$31,711	$28,705	$3,006	$—

		Fair Value Measurements at the End of the Reporting Date Using				Fifty-Two Weeks Ended January 30, 2021
	Balance as of January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$36,809	$36,809	$—	$—
Marketable securities:
Corporate bonds	18,559	—	18,559	—
Noncurrent Assets
Deferred compensation plan	8,993	8,993	—	—
Total recurring fair value measurements	$64,361	$45,802	$18,559	$—
Nonrecurring fair value measurements:
Noncurrent Assets
Goodwill	$16,360	$—	$—	$16,360		$(80,414)
Trademark	5,000	—	—	5,000		(29,000)
Long-lived assets	7,090	—	5,990	1,100	(2)	(29,669)
Operating lease assets	88,488	—	—	88,488	(2)	(4,795)
Total nonrecurring fair value measurements	$116,938	$—	$5,990	$110,948		$(143,878)

		Fair Value Measurements at the End of the Reporting Date Using				Thirty-Nine Weeks Ended October 31, 2020
	Balance as of October 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$36,678	$36,678	$—	$—
Marketable securities:
Corporate bonds	18,667	—	18,667	—
Noncurrent Assets
Deferred compensation plan	7,902	7,902	—	—
Total recurring fair value measurements	$63,247	$44,580	$18,667	$—

Nonrecurring fair value measurements:
Noncurrent Assets

Goodwill	$16,360	$—	$—	$16,360		$(80,414)
Trademark	6,000	—	—	6,000		(28,000)
Long-lived assets	7,161	—	5,990	1,171	(2)	(27,307)
Operating lease assets	88,942	—	—	88,942	(2)	(3,236)
Total nonrecurring fair value measurements	$118,463	$—	$5,990	$112,473		$(138,957)
(1) Impairment charges for assets evaluated for impairment on a nonrecurring basis were not material during the thirty-nine weeks ended October 30, 2021.
(2) The fair value of $1.1 million, $88.5 million, $1.2 million and $88.9 million specifically relates to only those locations which had asset impairment charges related to the pandemic.

12. DEBT
On October 30, 2020, the Company and certain material domestic subsidiaries entered into Amendment No. 1 (the "Amendment") to its credit agreement (as amended, the "Agreement"), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association ("Wells Fargo Bank"), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Agreement provides for a five-year asset-based senior secured revolving loan ("ABL") and letter of credit facility of up to $285.0 million, maturing October 30, 2025. The interest rate applicable to the ABL is equal to 2.25% (subject to increase to 2.50% based upon average quarterly excess availability under the ABL), with a LIBOR floor of 75 basis points. The Agreement also provides for a $15.0 million first-in last-out ("FILO") loan. The interest rate applicable to the FILO is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBOR with a floor of 75 basis points, plus in each case an interest rate margin of 4.5%. The Company expects borrowings to be at a LIBOR, plus an interest rate margin of 4.5%. The FILO includes a prepayment penalty equal to 1.0% in the first year, 0.5% in the second year and none thereafter. The FILO can only be prepaid if there are no outstanding borrowings under the ABL. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of October 30, 2021, our outstanding debt consisted of $99.0 million in borrowings under the Agreement. Availability under the Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of October 30, 2021, the available additional borrowing capacity under the Agreement was approximately $166.0 million, inclusive of $29.3 million of excess availability.
As of October 30, 2021, deferred financing costs of $3.7 million was outstanding related to the Agreement and is presented in other current assets in the accompanying unaudited condensed consolidated balance sheet.

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
During a mediation in September 2021, the Company reached an agreement in principle to settle the above cases. A Memorandum of Understanding was entered into by all parties as of October 18, 2021. A full settlement agreement has been drafted and is being finalized for execution by all parties. Based on the foregoing, the Company does not expect that the resolution of these cases will have a material adverse effect on its results of operations or consolidated financial statements, but if a settlement agreement is not executed or is not approved by the court, the ultimate resolution of these cases could have a material adverse effect on the Company’s results of operations or consolidated financial statements.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of our business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to other matters as of October 30, 2021 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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
Business Highlights
Company highlights for the thirteen weeks ended October 30, 2021 (the "third quarter") include:
•Robust results: Chico's FAS continued its profitable growth, posting $0.15 net income per diluted share for the third quarter, compared to a $0.48 net loss per diluted share for the thirteen weeks ended October 31, 2020 ("last year's third quarter") and a $0.07 net loss per diluted share for the thirteen weeks ended November 2, 2019 (the "third quarter of fiscal 2019"; as a pre-pandemic reference). The current quarter earnings represent the best third quarter performance since 2016.
•Continued improving sales performance at Chico's: Comparable sales at Chico's increased 23.3% over last year's third quarter. Chico's continued to benefit from elevated product styling and quality enhancements, and customers particularly responded enthusiastically to denim, wovens and sweaters. Inventories remained lean, which fueled high productivity and increased full-price sales in the quarter.
•Continued improving sales performance at White House Black Market ("WHBM"): Comparable sales at WHBM grew 33.4% over last year's third quarter. WHBM continued to benefit from elevated quality and product enhancements, and customers particularly responded to denim and new jacket silhouettes. Inventories remained lean, which fueled high productivity and increased full-price sales in the quarter.
•Continued exceptional sales growth at Soma: Soma posted a 30.2% comparable sales increase over last year's third quarter and a remarkable 43.5% comparable sales increase over the third quarter of fiscal 2019. Data from market research firm NPD Group Inc. shows that Soma’s growth continues to outpace the market in non-sport bras, panties and sleepwear. Management believes this research, along with Soma’s recent performance, is a clear indication that Soma is well positioned to continue capturing additional market share and grow into a billion dollar brand.
•Enhanced marketing continued to drive traffic as well as new customers: Chico's FAS continued to elevate its marketing efforts, allocating more resources to digital storytelling, influencers and other social efforts. These enhanced marketing initiatives are driving more customers to our brands, with our total customer count up nearly 8% from the third quarter last year, and their average age continues to trend younger than existing customers.
•Strong balance sheet: The Company ended the third quarter with more than $137 million in cash and marketable securities, even after repaying $50 million of long-term debt during the quarter.
•Improved gross margin: The third gross margin rate rose to 40.7%, the best third quarter performance since fiscal 2014, driven by higher full-price sales, less promotional activity, strategic inventory management and improved leverage of occupancy costs on higher sales, partially offset by increases in raw materials and freight costs.

•Continued cost discipline: Selling, general and administrative ("SG&A") expenses declined to 35.8% of net sales for the third quarter, an improvement over the third quarter rates of both fiscal 2020 and 2019, reflecting the impact of cost savings initiatives put in place in prior years, continued cost discipline efforts and sales leverage.
•Obtained additional rent reductions: In the first nine months of fiscal 2021, Chico's FAS obtained approximately $22 million in incremental savings from landlords. This is in addition to the $65 million of reductions and abatements negotiated during fiscal 2020, for a total savings of $87 million. We believe these renegotiated store leases will provide an occupancy tailwind and will further enhance store profitability.
Financial Results
    Income per diluted share for the third quarter was $0.15 compared to loss per diluted share of $0.48 for last year's third quarter. Results for the third quarter include the unfavorable impact of litigation settlement charges of approximately $4 million, after-tax. Results for last year's third quarter included the after-tax impact of impairment charges of approximately $6 million as a result of the coronavirus ("COVID-19") pandemic (the "pandemic").
Income per diluted share for the thirty-nine weeks ended October 30, 2021 was $0.29 compared to loss per diluted share of $2.43 for the thirty-nine weeks ended October 31, 2020. Results the thirty-nine weeks ended October 30, 2021 include the unfavorable impact of litigation settlement charges of approximately $4 million, after-tax. Results for the thirty-nine weeks ended October 31, 2020 includes the after-tax impact of impairment charges and inventory write-offs of approximately $154 million as a result of the pandemic.
Select Financial Results
    The following table depicts select financial results for the thirteen and thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
	(in millions, except per share amounts)
Net sales	$454	$351	$1,314	$938
Significant non-cash charges (1):
Inventory write-offs (2)	—	—	—	55
Long-lived store asset impairment (2)(3)	—	—	—	18
Right of use asset impairment (2)	—	—	—	2
Other long-lived asset impairment (2)(4)		8		8
Goodwill impairment (2)	—	—	—	80
Indefinite-lived asset impairment (2)	—	—	—	33
Income (loss) from operations	22	(76)	50	(393)
Net income (loss)	18	(56)	35	(281)
Net income (loss) per common and common equivalent share - diluted	0.15	(0.48)	0.29	(2.43)
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
Current Trends
The pandemic has resulted in significant challenges across our business starting in March 2020 and is expected to continue to disrupt our business operations for the balance of fiscal 2021. Many markets imposed limitations, varying by market and in frequency, on the access to the Company's store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic experience and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions become relaxed and markets are primarily open, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences.
The Company remains confident that it currently has sufficient liquidity to repay its obligations as they become due for the foreseeable future as the Company continues to drive operational efficiency and effectiveness, including executing on its cost saving initiatives announced in fiscal 2020 to mitigate the macro challenges of the pandemic. However, the extent to which the pandemic impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic; our response to and ability to mitigate the impact of the pandemic; the negative impact the pandemic has on global and regional economies and economic activity, including the duration and magnitude of its impact on unemployment rates and consumer discretionary spending; its short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic; supply chain disruptions; actions governments, businesses and individuals take in response to the pandemic; and how quickly economies recover after the pandemic subsides.
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
Fiscal 2021 Fourth Quarter Outlook
For the fiscal 2021 fourth quarter the Company currently expects:
•Consolidated net sales of $495 million to $510 million;
•Gross margin rate as a percent of net sales of 33.0% to 34.5%;
•SG&A expenses as a percent of net sales of 32.3% to 32.8%;
•Effective income tax rate of 33.0%; and
•Earnings per diluted share of $0.00 to $0.05.
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
Comparable Sales
    Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days. The Company has historically viewed comparable sales as a key performance indicator to measure the performance of our business, however, we are not providing comparable sales figures for the thirty-nine weeks ended October 30, 2021 compared to the thirty-nine weeks ended October 31, 2020 as we believe it is not a meaningful measure due to the varying degrees of business disruptions and periods of store closures and/or stores operating at reduced hours as a result of the pandemic during fiscal 2020.

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

Results of Operations
Thirteen Weeks Ended October 30, 2021 Compared to the Thirteen Weeks Ended October 31, 2020
    Net Income (Loss) and Income (Loss) per Diluted Share
For the third quarter, the Company reported net income of $18 million, or $0.15 per diluted share, compared to a net loss of $56 million, or $0.48 per diluted share, in last year's third quarter. Results for the third quarter include pre-tax litigation settlement charges of approximately $4 million. Results for last year's third quarter included a pre-tax impairment charge of $8 million as a result of the impact of the pandemic and is reflected in SG&A expenses in the accompanying unaudited condensed consolidated statements of income (loss).
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended
	October 30, 2021		October 31, 2020

	(dollars in millions) (1)

Chico's	$204	44.9%	$164	46.6%
WHBM	138	30.4	104	29.6
Soma	112	24.7	84	23.8
Total Net Sales	$454	100.0%	$351	100.0%
(1) May not foot due to rounding.
For the third quarter, net sales were $454 million compared to $351 million in last year's third quarter. This 29.1% improvement primarily reflects the decline in store sales during last year’s third quarter as a result of the pandemic and higher full-price sales partially offset by 31 net permanent store closures since last year’s third quarter.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020
Chico's	23.3%	(32.3)%
White House Black Market	33.4	(28.7)
Soma	30.2	10.5
Total Company	27.9	(24.1)
    Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold ("COGS") and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020

	(dollars in millions)
Cost of goods sold	$269	$274
Gross margin	184	77
Gross margin percentage	40.7%	22.0%
For the third quarter, gross margin was $184 million, or 40.7% of net sales, compared to $77 million, or 22.0% of net sales, in last year's third quarter. The year-over-year improvement in gross margin rate primarily reflects margin expansion as a result of higher full price sales, less promotional activity, strategic inventory management and improved leverage of occupancy costs on higher sales, partially offset by increases in raw materials and freight costs.

Selling, General and Administrative Expenses
The following table depicts SG&A expenses, which includes store and direct operating expenses, marketing expenses and National Store Support Center ("NSSC") expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended October 30, 2021 and October 31, 2020:

	Thirteen Weeks Ended
	October 30, 2021	October 31, 2020

	(dollars in millions)
Selling, general and administrative expenses	$162	$153
Percentage of total net sales	35.8%	43.6%
    For the third quarter, SG&A expenses were $162 million, or 35.8% of net sales, compared to $153 million, or 43.6% of net sales, for last year's third quarter, primarily reflecting the benefit of fiscal 2020 cost savings initiatives and sales leverage, slightly offset by the impact of $4 million in pre-tax litigation settlement charges for the third quarter and pre-tax impairment charges in last year’s third quarter.
Income Taxes
    For the third quarter, the $2.0 million income tax provision resulted in an effective tax rate of 9.9% compared to 26.9% for last year’s third quarter. The 9.9% effective tax rate for the third quarter primarily reflects a change in estimate from the second quarter of fiscal 2021 due to an increase in annual projected deferred tax assets on which a full valuation allowance exists, offset by a 2020 fiscal provision to return benefit due to the reversal of a valuation allowance related to 2020 temporary differences and the rate differential provided by the CARES Act. The 26.9% effective tax rate for last year's third quarter includes the annual benefit of the fiscal 2020 pre-tax loss due to the CARES Act, which was slightly offset by the impact of nondeductible book goodwill impairment charges.
Thirty-Nine Weeks Ended October 30, 2021 Compared to the Thirty-Nine Weeks Ended October 31, 2020
Net Income (Loss) and Income (Loss) per Diluted Share
    For the thirty-nine weeks ended October 30, 2021, the Company reported net income of $35 million, or $0.29 per diluted share, compared to net loss of $281 million, or $2.43 per diluted share, for the thirty-nine weeks ended October 31, 2020. Results for the thirty-nine weeks ended October 30, 2021 include pre-tax litigation settlement charges of approximately $4 million. Results for the thirty-nine weeks ended October 31, 2020 included approximately $198 million in pre-tax non-cash charges as a result of the impact of the pandemic and is reflected in the accompanying unaudited condensed consolidated statements of income (loss) as $76 million in COGS, $8 million in SG&A expenses and $113 million in goodwill and intangible impairment charges.
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirty-Nine Weeks Ended
	October 30, 2021		October 31, 2020

	(dollars in millions)
Chico's	$602	45.8%	$435	46.4%
WHBM	364	27.7	270	28.8
Soma	348	26.5	233	24.8
Total net sales	$1,314	100.0%	$938	100.0%
Net sales for the thirty-nine weeks ended October 30, 2021 increased to $1,314 million from $938 million for the thirty-nine weeks ended October 31, 2020. This increase of 40.1% primarily reflects disruptions related to the pandemic, including temporary store closures and limited hours, during the thirty-nine weeks ended October 31, 2020, partially offset by the impact of 31 net store closures since last year's third quarter.

The Company is not providing comparable sales figures for the thirty-nine weeks ended October 30, 2021 compared to the thirty-nine weeks ended October 31, 2020 as it is not a meaningful measure due to the significant impact of the pandemic during the thirty-nine weeks ended October 31, 2020, including temporary store closures or stores operating at reduced hours.
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020

	(dollars in millions)
Cost of goods sold	$821	$827
Gross margin	493	111
Gross margin percentage	37.5%	11.8%
Gross margin for the thirty-nine weeks ended October 30, 2021 was $493 million, or 37.5% of net sales, compared to $111 million, or 11.8% of net sales, for the thirty-nine weeks ended October 31, 2020. The year-over-year improvement in gross margin rate primarily reflects the impact of inventory write-offs and store impairments as a result of the pandemic during the thirty-nine weeks ended October 31, 2020, improved leverage of occupancy costs with rising sales and margin expansion as a result of less promotional activity.
Selling, General and Administrative Expenses
The following table depicts SG&A expenses, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 30, 2021 and October 31, 2020:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020

	(dollars in millions)
Selling, general and administrative expenses	$443	$391
Percentage of total net sales	33.7%	41.6%
For the thirty-nine weeks ended October 30, 2021, SG&A expenses was $443 million, or 33.7% of net sales, compared to $391 million, or 41.6% of net sales, for the thirty-nine weeks ended October 31, 2020. The decrease in SG&A expenses as a percent of total net sales primarily reflects the benefit of fiscal 2020 cost savings initiatives and sales leverage, partially offset by the impact of $4 million in pre-tax litigation settlement charges for the thirty-nine weeks ended October 30, 2021 and pre-tax impairment charges for the thirty-nine weeks ended October 31, 2020.
    Income Taxes
    The effective tax rate for the thirty-nine weeks ended October 30, 2021 and October 31, 2020 was 20.9% and 28.7%, respectively. The 20.9% for the thirty-nine weeks ended October 30, 2021 primarily reflects an annual projected deferred tax assets on which a full valuation allowance exists, offset by a 2020 fiscal provision to return benefit due to the reversal of a valuation allowance related to 2020 temporary differences, the rate differential provided by the CARES Act and favorable state audit settlements. The effective tax rate of 28.7% for the thirty-nine weeks ended October 31, 2020 was primarily impacted by the benefits provided by the enactment of the CARES Act, which was reduced by the unfavorable impact of the Company’s book goodwill impairment, a valuation allowance on certain state tax credit carryforwards that are expected to expire unutilized and share-based compensation expense.
Cash, Marketable Securities and Debt
At the end of the third quarter, cash and marketable securities totaled $137 million compared to $145 million at the end of last year’s third quarter. Debt at the end of the third quarter totaled $99 million, a $50 million decrease from last year’s third quarter.

Inventories
    At the end of the third quarter, inventories totaled $278 million compared to $257 million at the end of last year's third quarter. The $21 million, or 8.3%, increase from last year’s third quarter primarily reflects strategic inventory management to align assortments with consumer demand to support the Company’s sales growth.
Income Tax Receivable
    At the end of the third quarter, our unaudited condensed consolidated balance sheet reflected a $10 million income tax receivable after collection of $50 million during the thirty-nine weeks ended October 30, 2021, related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.
Adoption of New Accounting Pronouncements
    As discussed in Note 1 to our unaudited condensed consolidated financial statements included in this Form 10-Q, we adopted Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes and ASU 2021-01, Reference Rate Reform (Topic 848) as of January 31, 2021. Adoption of ASU 2019-12 and ASU 2021-01 did not have a material impact on our unaudited condensed consolidated financial statements.
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
The following table summarizes cash flows for the year-to-date period October 30, 2021 compared to last year's year-to-date period October 31, 2020:

	Thirty-Nine Weeks Ended
	October 30, 2021	October 31, 2020
	(dollars in millions) (1)
Net cash provided by (used in) operating activities	$88	$(64)
Net cash provided by investing activities	7	36
Net cash (used in) provided by financing activities	(52)	91
Net increase in cash and cash equivalents	$44	$63
(1) May not foot due to rounding.
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2021 was $88 million compared to net cash used in operating activities of $64 million in last year's year-to-date period. The change in net cash provided by operating activities primarily reflects higher net income, the timing of income taxes and payables, as well as inventory management, partially offset by normalized rent payments and rent settlements.

Investing Activities
Net cash provided by investing activities for the year-to-date period of fiscal 2021 was $7 million compared to $36 million in last year's year-to-date period, reflecting a $30 million decrease in net proceeds from the sale of marketable securities, partially offset by reduced capital spend.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2021 was $52 million compared to net cash provided by financing activities of $91 million in last year's year-to-date period, primarily reflecting a $50 million payment on borrowings in the current year-to-date period compared to a $107 million in proceeds from borrowings in last year's year-to-date period, partially offset by an $11 million dividend payment in last year's year-to-date period.
Credit Facility
On October 30, 2020, the Company and certain material domestic subsidiaries entered into Amendment No. 1 (the "Amendment") to its credit agreement (as amended, the "Agreement"), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association ("Wells Fargo Bank"), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Agreement provides for a five-year asset-based senior secured revolving loan ("ABL") and letter of credit facility of up to $285.0 million, maturing October 30, 2025. The interest rate applicable to the ABL is equal to 2.25% (subject to increase to 2.50% based upon average quarterly excess availability under the ABL), with a LIBOR floor of 75 basis points. The Agreement also provides for a $15.0 million first-in last-out ("FILO") loan. The interest rate applicable to the FILO is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBOR with a floor of 75 basis points, plus in each case an interest rate margin of 4.5%. The Company expects borrowings to be at a LIBOR, plus an interest rate margin of 4.5%. The FILO includes a prepayment penalty equal to 1.0% in the first year, 0.5% in the second year and none thereafter. The FILO can only be prepaid if there are no outstanding borrowings under the ABL. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Agreement.
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
As of October 30, 2021, $99 million in borrowings were outstanding under the Agreement, and is reflected as long-term debt in the unaudited condensed balance sheet included in this Form 10-Q. Availability under the Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of October 30, 2021, the available additional borrowing capacity under the Agreement was approximately $166 million, inclusive of $29 million of excess availability.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, regarding this and do not currently expect the transition to have a significant impact on our unaudited condensed consolidated financial statements.
Store and Franchise Activity
During the thirty-nine weeks ended October 30, 2021, we had 23 permanent store closures, consisting of 11 Chico's stores, 9 WHBM stores and 3 Soma stores. As of October 30, 2021, the Company's franchise operations consisted of 59 international retail locations in Mexico and 2 domestic airport locations.

Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to continue rationalizing our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We have closed 23 underperforming locations since the beginning of fiscal 2021 and ended the third quarter with 1,279 boutiques. We will continue to shrink our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. However, with the uncertainty of the pandemic, we intend to continuously evaluate the appropriate store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.

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

Forward-Looking Statements
This Form 10-Q contains statements concerning our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry and other statements that are not historical facts. These are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “will,” “plans,” "path," “should,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on information currently available to our management and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance. There is no assurance that our expectations will occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those described in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and, from time to time, in Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q and the following:
The effects of the pandemic, including uncertainties about its depth and duration, new variants of COVID-19 that have emerged, the speed, efficacy and availability of vaccines and treatments, its impact on general economic conditions, consumer behavior and discretionary spending, the effectiveness of any actions taken in response to the pandemic, and the impact of the pandemic on our manufacturing operations; the extent, availability and effectiveness of any pandemic stimulus packages or loan programs, including the CARES Act; the ability of our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, staffing shortages, liquidity challenges, bankruptcy filings by other industry participants, and supply chain and other disruptions; increases in unemployment rates and taxes; general economic conditions, inflation, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events; shifts in consumer behavior, and our ability to adapt, identify and respond to new and changing fashion trends and customer preferences, and to coordinate product development with buying and planning; changes in the general or specialty retail or apparel industries, including market demand and overall level of spending for women’s private branded clothing and related accessories; our ability to secure and maintain customer acceptance of styles and in-store and online concepts; competition in the markets in which we operate, including our ability to remain competitive with customer shipping terms and costs; customer traffic at our stores; fluctuations in foreign currency exchange rates; significant changes in the costs of manufacturing, raw materials, transportation, importing, distribution, labor and advertising; the quality and timeliness of merchandise received from suppliers; our ability to manage our store fleet, including achieving the expected results of store openings or store closures; our ability to appropriately manage our inventory and allocation processes and leverage targeted promotions; our ability to maintain our cost saving discipline; our ability to operate our retail websites in a profitable manner; our ability to successfully identify and implement additional sales and distribution channels; our ability to successfully execute and achieve the expected results of our business and brand strategies, awareness, merchandising and marketing programs including, but not limited to, the Company’s turnaround strategy, retail fleet optimization plan, sales initiatives and multi-channel strategies and five operating priorities for fiscal 2021, which are: 1) continuing our ongoing digital transformation; 2) further refining product through fit, quality, fabric and innovation in each of our brands; 3) driving increased customer engagement through marketing; 4) maintaining our operating and cost discipline; and 5) further enhancing the productivity of our real estate portfolio; our ability to utilize our distribution center and other support facilities in an efficient and effective manner; our reliance on sourcing from foreign suppliers, including significant economic labor, political or other shifts (including the impact of changes in tariffs, taxes or other import regulations, particularly with respect to China, or legislation prohibiting certain imports from China); U.S. and foreign governmental actions and policies and changes thereto; the continuing performance, implementation and integration of our management information systems; the impact of any system failure, cyber security or other data security breaches, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information; our ability to comply with any domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security; the ability to attract, hire, train, motivate and retain qualified employees in an inclusive environment; the successful recruitment of leadership and transition of members of our senior management team; uncertainties regarding future unsolicited offers to buy the Company and actions of activist shareholders and others and our ability to respond effectively; our ability to secure and protect our intellectual property rights and to protect our reputation and brand images; unanticipated changes in legal, regulatory or tax laws; and our ability to comply with the terms of our Credit Agreement, which includes restrictive provisions limiting our flexibility in operating our business and obtaining credit on reasonable terms.
These factors should be considered in evaluating forward-looking statements contained herein. All forward-looking statements that are made or attributable to us are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk of our financial instruments as of October 30, 2021 has not materially changed since January 30, 2021. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our credit agreement with our bank. On October 30, 2020, we entered into Amendment No. 1 (the "Amendment") to our credit agreement (as amended, the "Agreement"), as further discussed in Note 12 to the accompanying unaudited condensed consolidated financial statements and Part I, Item 2, MD&A, included in this Form 10-Q. The Agreement, which matures on October 30, 2025, has borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Agreement. As of October 30, 2021, $99 million in borrowings were outstanding under the Agreement and is reflected as long-term debt in the accompanying unaudited condensed consolidated balance sheet. Due to the 75 basis points LIBOR floor under the Agreement, an increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $1.4 million over the remaining term of the loan.
The Company is currently evaluating the impact that the pending discontinuation of, or transition away from, LIBOR will have on the Agreement. We have been in discussions with Wells Fargo Bank, National Association regarding this and do not expect the move to have a significant impact on our unaudited condensed consolidated financial statements.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities which primarily includes corporate bonds. The marketable securities portfolio as of October 30, 2021 consisted of $3 million of securities with maturity dates within one year or less and no maturity dates over one year. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities as short-term investments within current assets on the condensed consolidated balance sheets as they are available to support current operational liquidity needs. As of October 30, 2021, an increase or decrease of 100 basis points in interest rates would not have a material effect on the fair value of our marketable securities portfolio.

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

    In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2020 Annual Report on Form 10-K should be considered as they could materially affect our business, financial condition or future results. There have been no material changes with respect to the risks described in our 2020 Annual Report on Form 10-K, except for those risks updated in our quarterly report on Form 10-Q for the quarter ended July 31, 2021, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
August 1, 2021 - August 28, 2021	130,806	$6.18	—	$55,192
August 29, 2021 - October 2, 2021	19,113	4.59	—	55,192
October 3, 2021 - October 30, 2021	—	—	—	55,192
Total	149,919	5.98	—

(a) Total number of shares purchased consists of 149,919 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
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
(a)The following documents are filed as exhibits to this Form 10-Q:

Exhibit 10.1
Second Amendment to Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description effective September 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on September 20, 2021)

Exhibit 10.2
Employment letter agreement between the Company and Patrick Guido, dated as of September 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on September 17, 2021)

Exhibit 10.3
Restrictive covenant agreement between the Company and Patrick Guido, dated as of September 15, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on September 17, 2021)

Exhibit 10.4	Indemnification agreement between the Company and Patrick Guido, dated as of September 20, 2021

Exhibit 10.5	Employment letter agreement between the Company and Wendy Hufford, dated as of August 20, 2021

Exhibit 10.6	Restrictive covenant agreement between the Company and Wendy Hufford, dated as of September 13, 2021

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 30, 2021, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	December 1, 2021	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	December 1, 2021	By:	/s/ Patrick J. Guido
Patrick J. Guido
Executive Vice President, Chief Financial Officer

Date:	December 1, 2021	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer