Form 10-K
period 2022-01-29
CHICO'S FAS, INC.
filed 2022-03-15
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022

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
Approximately $732,000,000 as of July 31, 2021, based upon the closing stock price on July 31, 2021 as reported by the NYSE.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, par value $0.01 per share – 122,509,313 shares as of February 28, 2022.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders presently scheduled for June 23, 2022 (the “2022 Annual Meeting Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHICO’S FAS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
FISCAL YEAR ENDED JANUARY 29, 2022

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements.”

ITEM 1.	BUSINESS
Overview
Chico’s FAS, Inc.1 is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands operating under the Chico's®, White House Black Market® (“WHBM”) and Soma® brand names - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. We sometimes refer to our Chico's and WHBM brands collectively as our “Apparel Group.” Our distinct lifestyle brands typically serve the needs of fashion-savvy women with moderate to high household income levels. We earn revenue and generate cash through the sale of merchandise in our domestic retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels. As of January 29, 2022, we operated 1,266 stores across 46 states, Puerto Rico and the United States (“U.S.”) Virgin Islands, and sold merchandise through 59 international franchise locations in Mexico and 2 domestic airport locations.
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
We offer high quality and unique merchandise, supported by outstanding personalized customer service. While each of our brands has a distinct customer base, the overall portfolio caters to a broad age and economic demographic, with moderate to high household income levels.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in this Annual Report on Form 10-K are the fiscal years ended January 29, 2022 (“fiscal 2021”, “2021” or “current period”), January 30, 2021 (“fiscal 2020”, “2020” or “prior period”), February 1, 2020 (“fiscal 2019” or “2019”), February 2, 2019 (“fiscal 2018” or “2018”) and February 3, 2018 (“fiscal 2017” or “2017”). Each of these periods had 52 weeks, except for fiscal 2017, which consisted of 53 weeks.
Recent Developments
The novel strain of coronavirus (“COVID-19”) pandemic (the “COVID-19 pandemic” or the “pandemic”) resulted in significant challenges across our business since March 2020 and is expected to continue to disrupt our business operations for fiscal 2022 to varying degrees. Many of our markets imposed limitations, varying by market and in frequency, on the access to the Company's store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all of our brands. Even as governmental restrictions have relaxed and markets are primarily open, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences and cause disruptions to the supply chain and increase our raw materials and freight costs. Due to the uncertainty over the duration and severity of the economic and operational impacts of the pandemic, the material adverse impacts of the pandemic may continue into our fiscal year 2022.

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
Chico’s
Our Chico’s brand began operations in 1983 and primarily sells exclusively designed, private branded clothing focusing on women with moderate to high household income levels. The style sensibility is chic and artful, and the brand is known for color and unique completer pieces, from signature jackets to jewelry and accessories that finish the look. Chico's apparel, including the Black LabelTM, Zenergy® and TravelersTM collections, emphasizes an effortless, chic style, comfort and relaxed fit. Accessories and jewelry are original and designed to elevate the clothing assortment, allowing our customer to individualize her personal style.
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
White House Black Market
The WHBM brand began operations in 1985 and was acquired by the Company in September 2003. WHBM is dedicated to being a go-to style destination and authority on wardrobe building. WHBM primarily sells exclusively designed, private branded clothing focusing on women with moderate to high household income levels. WHBM offers a modern collection to support her every lifestyle moment, selling stylish and versatile clothing and accessory items, including everyday basics and premium denim, polished casual apparel, relaxed workwear, black and white pieces, and feminine all-occasion dresses. The accessories at WHBM, such as shoes, belts, scarves, handbags and jewelry, are specifically designed to coordinate with each collection, allowing customers to easily individualize their wardrobe selections.
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
Soma
    The Soma brand, which began operations in 2004, primarily sells exclusively designed, private branded lingerie, sleepwear and loungewear products focusing on women who want solutions that are as comfortable as they are beautiful. The Soma brand's core franchises emphasize innovative styles that focus on fit and uncompromising comfort, including Enbliss® and Vanishing Back® bras, Vanishing Edge® panties and Cool Nights® sleepwear.
    Bras range in size from 32A-46H. The sleepwear and loungewear offerings range in size from extra small to extra-extra-large.
    The Soma team develops product offerings by working closely with a small number of independent suppliers to design proprietary products in-house and, in some cases, designs provided by its independent suppliers under labels other than the Soma brand.
Our Business Strategy
Our overall business strategy is focused on building a collection of distinct high-performing retail brands primarily serving the fashion needs of women with moderate to high household income levels.
In fiscal 2020, the Company took actions to rapidly transform into a digital-first company, fast-tracking numerous innovation and digital technology investments, and we continued those investments during fiscal 2021. We have also enhanced our marketing efforts to drive traffic and new customers to our brands, while retaining newly acquired customers at a meaningfully higher rate than the pre-pandemic year of fiscal 2019.
The primary function of the Company is the production and procurement of beautiful merchandise that delivers the brand promise and brand positioning of each of our brands and resonates with customers. To that end, we are continually strengthening our merchandise and design capabilities and enhancing our sourcing and supply chain to deliver product in a timely manner to our customers while also concentrating on improvements to the quality and aesthetic of our merchandise. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of our shareholders.
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
We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our primary operations, allowing us to fulfill orders for all channels from our distribution center ("DC") in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced “Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, our shared inventory system, Endless Aisle, enables customers to make purchases online and ship from store. In fiscal 2019, we completed the implementation of our Buy On-Line, Pick-up In-Store (BOPIS) capability across all our brands, further enhancing our omnichannel capabilities, and in fiscal 2020, we completed the implementation of StyleConnectTM and MY CLOSETTM, our proprietary digital styling software tools that enable us to communicate directly with the majority of our customers, to drive the frontline business to digital fulfillment.
We seek to acquire new customers and retain existing customers by leveraging existing customer-specific data and through targeted marketing, including digital marketing, social media, television, catalogs and mailers. We seek to optimize the potential of our brands with innovative product offerings, potential new merchandise opportunities, and brand extensions that enhance the current offerings, as well as through our continued emphasis on our trademark “Most Amazing Personal Service” standard. We also will continue to consider potential alternative sales channels for our brands, including international franchise, wholesale, licensing and other opportunities.
We continue to leverage our digital investments to convert single-channel customers to be omnichannel, or multi-channel, customers, as the average omnichannel customer spends more than three times the average single-channel customer.
In order to maximize the opportunities in each of our brands, we are targeting five operating priorities:
1. Continuing our ongoing digital transformation;
2. Further refining product through fit, quality, fabric and innovation in each of our brands;
3. Driving increased customer engagement through marketing;
4. Maintaining our operating and cost discipline; and
5. Further enhancing the productivity of our real estate portfolio.
Our Customer Service Model
We strive to deliver outstanding and personalized customer service to our customers through our trademark “Most Amazing Personal Service” standard. We believe this service model is one of our competitive advantages and a key to our continued success. An important aspect to the successful implementation of this model includes specialized training provided to our in-store and online Stylists to help them better meet their customers’ fashion and wardrobe needs. Such needs may include help selecting clothing, intimate apparel or accessories, color and style choices, coordination of complete outfits, or suggestions as to how new pieces can add versatility to our customer’s closets. Our Stylists are encouraged to develop long-term relationships with their customers, to know their customers’ preferences and to assist our customers in selecting merchandise best suited to their tastes and wardrobe needs. Our Stylists utilize tools including our personal closet feature, MY CLOSETTM, and StyleConnectTM to access customer purchase history and style preferences, offer personalized recommendations for new products, and connect with her via email, text or chat. These tools allow our Stylists to meet our customer's needs whenever and wherever she wants to shop.
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
We believe we have some of the most loyal and long-tenured customers in retail – our Chico’s customers average well over 12 years with us; WHBM customers average over nine years; and Soma customers average over six years.
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
As of January 29, 2022, we operated 1,266 retail stores in 46 states, Puerto Rico and the U.S. Virgin Islands, and sold merchandise through 59 international franchise locations in Mexico and 2 domestic airport locations. The following tables set forth information concerning our retail stores during the past five fiscal years:

	Fiscal Year
Stores	2021	2020	2019	2018	2017
Stores at beginning of year	1,302	1,341	1,418	1,460	1,501
Opened	—	1	6	5	7
Closed	(36)	(40)	(83)	(47)	(48)
Total Stores	1,266	1,302	1,341	1,418	1,460

	Fiscal Year
Stores by Brand	2021	2020	2019	2018	2017
Chico’s frontline boutiques	499	517	525	551	568
Chico’s outlets	122	123	123	125	120
Chico's Canada	—	—	4	4	4
Chico’s total	621	640	652	680	692
WHBM frontline boutiques	335	347	362	390	404
WHBM outlets	54	56	59	65	69
WHBM Canada	—	—	6	6	6
WHBM total	389	403	427	461	479
Soma frontline boutiques	238	241	244	258	270
Soma outlets	18	18	18	19	19
Soma total	256	259	262	277	289
Total Stores	1,266	1,302	1,341	1,418	1,460
Further Enhancing the Productivity of our Real Estate Portfolio
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to optimize our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We have closed 36 underperforming locations since the beginning of fiscal 2021 and ended the fiscal year with 1,266 boutiques. We will continue to adjust our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. We have strong lease flexibility with nearly 60% of our leases coming up for renewal or kick-outs available over the next three years. The Company anticipates closing approximately 40 stores in fiscal 2022. We also plan to invest in opening up to 30 Soma stores in fiscal 2022. We will continue to evaluate our store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.
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
Information Technology/Data Analytics
We are committed to making ongoing investments in information technology systems to support our strategies within customer, digital, omnichannel and supply chain. Our information systems are designed to enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls. We periodically test new technologies and platforms to support and enhance our processes across all areas of our business. We are migrating to an industry-leading customer database and customer marketing platform to personalize the customer journey and manage all customer communication in an effort to increase traffic across all channels and increase conversion.
Digital Commerce
    Each of our brands has a digital presence: www.chicos.com, www.chicosofftherack.com, www.whbm.com and www.soma.com. These sites provide customers the ability to shop our stores 24/7, digitally browse our inventory prior to making a trip to our stores, or locate a store near them. Customers can choose to buy online, pick-up in store (BOPIS), curbside, or have it shipped directly to them. Customers can also choose to engage with online content to learn more about the stories of how our products were made or read reviews that other customers have made on the site to help influence their purchase. We also offer many payments options including a buy now, pay later option through Afterpay®.
Our websites play a vital role in both our omnichannel strategy and the overall shopping experience of how we continuously put our customer in the center of everything we do. Many products are exclusively available online including extended sizes, additional style and color choices, premier partner brands and clearance items. Online merchandise is also available for order through our call center and through clienteling applications in our stores. We also utilize ecommerce solutions and are constantly exploring new digital opportunities to expand our customer base and drive sales.
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

    In 2022, our marketing efforts will focus on retaining existing, reactivating lapsed customers and attracting new customers to our iconic brands' differentiated positioning by leveraging advanced analytics and tools that support audience segmentation and personalization.
Product Sourcing
    Our product sourcing activities are performed by a centralized shared service team that is focused on maintaining our quality standards and identifying cost-effective opportunities to improve production speed and flexibility. In fiscal 2021, China sources accounted for approximately 31% of our merchandise cost. We take ownership of merchandise either in the foreign country, at a designated point of entry into the U.S., or at our DC, depending on the specific terms of sale.
    The majority of our merchandise is purchased through suppliers with whom we have established strategic collaborations; these key suppliers represented 82% of our purchases in fiscal 2021 with our largest supplier accounting for 13% of the total.
    Since fiscal 2017, substantial work was done to reduce the supply base, with the supplier base count down 31% as of the end of fiscal 2021. In fiscal 2022, our focus will be on adding new factories and suppliers to our core suppliers to enhance our overall resiliency in the face of further pandemic-related disruptions. We intend to leverage new factories with existing vendors to safeguard our future purchases and maintain scale. In some instances, we may seek new strategic partners when we deem there is too much risk in an existing relationship. We intend to maintain a vast majority of volume with our key suppliers. We plan to continue to supplement the remaining volume with a subset of market suppliers to meet any of the unique needs of the Company’s brands.
Even though we do not own the facilities that manufacture our products, to elevate their focus on important areas pertaining to social, health and safety, security and sustainable environmental practices, we require that our manufacturers adhere to our Global Code of Conduct. We believe in a “Continuous Improvement” methodology and work in partnership with our suppliers to help maintain compliance with our standards. However, certain zero tolerance violations constitute grounds for locating alternative suppliers or manufacturing resources. For more information on our Global Supply Chain governance practices, see our annual Corporate Social Responsibility Report, which is publicly available on www.chicosfas.com.
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
Competition
The women’s retail apparel and intimate apparel business is highly competitive and includes local, national and international department stores, specialty stores, boutique stores, catalog companies and online retailers. We compete with such retailers in-store and online, both domestically and internationally, and on the basis of a combination of factors, including, but not limited to, quality, style, fashion, prices and selection.We believe that our distinctively designed merchandise offerings and emphasis on customer service distinguish us from our competitors.
Trademarks and Service Marks
    We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).
    Our Marks include, but are not limited to: CHICO’S, CHICO'S PASSPORT, ZENERGY, SO SLIMMING, WHITE HOUSE BLACK MARKET, WHBM, WHBM REWARDS, SOMA, SOMA INTIMATES, ENTICING, COOL NIGHTS, EMBRACEABLE, ENBLISS, VANISHING, VANISHING BACK, VANISHING EDGE, LOVE SOMA REWARDS, STYLECONNECT, CHICO'S OFF THE RACK and WHITE HOUSE BLACK MARKET OFF THE RACK. We have registered or are seeking to register a number of these Marks in the U.S, Canada, Mexico and other foreign countries.
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
We are also subject to import/export controls, tariffs, and other trade-related regulations and restrictions in the countries in which we have operations or otherwise do business. In recent years, these controls, tariffs, regulations, and restrictions have had, and we believe may continue to have, a material impact on our business, including our ability to sell products and to manufacture or source inventory
Following the World Health Organization’s declaration of the pandemic on March 11, 2020, federal, state and local governments responded by implementing restrictions on travel, “stay at home” directives, “social distancing” guidance, and mandated store closures which collectively had a material adverse impact on the Company’s business operations and operating results and operating cash flows during fiscal 2020 and continued to disrupt our business operations for fiscal 2021 to varying degrees. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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
Human Capital Management
As of January 29, 2022, we employed approximately 12,700 people, 33% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, approximately 89% of our employees worked in our boutique and outlet stores.
The Company strives to create a culture that attracts and retains qualified talent, with diverse backgrounds, experience and skills embodying our cultural values, to drive our strategic priorities forward and support the Company’s overall goals and objectives. Our Human Resources, Compensation and Benefits Committee (“HRCBC”) meets regularly to provide formal oversight and guidance related to the Company’s human capital management, including our culture, learning and development programs, human resources programs and policies, and competitive compensation and benefits programs as outlined in its charter. The HRCBC regularly receives updates on talent, succession planning, diversity and inclusion and other strategies related to our human capital management and provides periodic updates to the Company’s Board of Directors (the “Board”).
We believe the vigorous enthusiasm of our approximately 12,700 associates is one of the significant contributors to our success as a family of brands. Each and every day, we strive to create a welcoming and inclusive environment for our associates and customers.
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
We truly believe that on our journey to thrive as a retail organization staying focused on these Cultural Values is critical because they help drive our daily decisions and actions.
Diversity and Inclusion
Beginning in 2021, our Board began to serve a more active role in our diversity and inclusion efforts, including aligning on corporate goals and receiving regular updates from internal stakeholders.
As a company, we value the diverse experiences, perspectives, and backgrounds of our associates and customers. We are committed to fostering an inclusive environment that celebrates individuality, influences our culture, and innovates the way we work. The Company continues to report annually on gender diversity in line with Equal Employment Opportunity Commission guidelines, and continues to focus on building a culture that supports fair compensation and advancement opportunities for all employees regardless of gender or race.
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
Talent Acquisition
Our National Store Support Center (“NSSC”) in Fort Myers, Florida is headquarters to our corporate operations focusing on supporting our 1,266 retail locations.
With stores throughout the U.S., Puerto Rico and the U.S. Virgin Islands and franchise locations in Mexico, as well as an online presence for each of our brands, it takes sophisticated technology, resources and infrastructure to ensure our continued success. From finance and accounting to technology, human resources and merchandising careers, we offer diverse opportunities for talented professionals. We remain committed to and focused on attracting talent that is product and customer obsessed like us. We are an equal opportunity employer.
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
All full-time associates receive annual trainings on important topics, including, but not limited to, data protection and privacy, insider trading, and unconscious bias, to assist our efforts to maintain a safe, positive and inclusive work environment.
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

Response to COVID-19 Pandemic
In response to the pandemic, we implemented significant changes determined to be in the best interest of our associates, as well as the communities in which we operate. This includes: offering associates the option of working remotely and tools to effectively do so, implementing substantial safety measures for associates continuing on-site work in our stores and offices, following U.S. Department of State and Centers for Disease Control and Prevention recommendations for international travel and on-campus visitors, encouraging flexible scheduling across our organization to allow associates to receive COVID-19 vaccines, providing all associates with free counseling and support, including, but not limited to, 24-hour access to licensed counselors and work/life and bereavement specialists, and offering onsite vaccines, COVID-19 tests and counseling at our NSSC and Winder campuses to further support associates. We also developed a COVID-19 focused reporting hotline as well as an internal communication strategy designed to successfully guide our associates through the unchartered waters brought by the pandemic, including by providing our associates with continual updates to changes in Company policies as well as guidance and support for unique personal situations related to the pandemic.
Communication and Engagement
We value our associates and recognize the importance of their contributions. We believe that effective communication among all associates is a major factor in our success. We strongly believe that our success depends on associates understanding how their work contributes to the Company’s overall strategy.
More detailed information regarding our Human Capital programs and initiatives may be found at www.chicofas.com. Nothing on our websites referenced throughout this Annual Report on Form 10-K shall be deemed incorporated by reference herein unless indicated otherwise.
Giving Back to our Communities
Chico’s FAS provides a number of ways that our associates and customers can participate in and support charitable initiatives. Our Chico’s FAS Cares Volunteer Days and our paid voluntary Community Service Hours policy give our associates the opportunity to give back by donating their time to support local charities, including our United Way® partner agencies in Southwest Florida. We regularly update our corporate intranet and newsletters with new volunteer opportunities.
The Company has expanded its successful Soma® Bra Donation program and launched a WHBM® Denim Recycling program that allows associates and customers to drop off gently, or well-worn bras or denim at our participating boutiques and outlet stores; bras can also be labeled and shipped directly to our recycling partner using our www.soma.com website. Through an international network of affiliates, our bra donation partner, I Support the GirlsTM (“ISTG”) collects and distributes essential items, including bras, allowing women experiencing homelessness, impoverishment, or distress to stand tall with dignity. Donations are accepted year-round and items that are unable be donated are shipped to our recycling partners to be transformed into reusable materials, helping avoid landfills.
We also offer our Soma® customers the opportunity to make monetary donations to I Support the GirlsTM in store or online at www.soma.com.
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
Our Code of Ethics, which is applicable to all of our employees, including the principal executive officer, the principal financial officer and the Board, is posted on our investor relations website. Any amendments to or waivers from our Code of Ethics are also available on this website. We are dedicated to conducting our global operations using ethical business practices and supporting the dignity of workers. Our Global Code of Conduct extends the principles found in our Code of Ethics to our global supply chain, and we continue to partner with our suppliers on important human rights, health and safety matters. In addition, the Board’s Environmental, Social and Governance (“ESG”) Committee meets regularly and oversees our efforts on important social and environmental sustainability issues. Charters of each of the Audit Committee, Human Resources, Compensation and Benefits Committee, Corporate Governance and Nominating Committee, ESG Committee and Executive Committee as well as the Corporate Governance Guidelines, Insider Trading Policy, Complaint Procedures for Accounting Matters (our Whistleblower Policy), Global Code of Conduct and Stock Ownership Guidelines are available on this website or upon written request by any shareholder.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves certain risks. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company, and the risks described herein are not listed in order of their potential occurrence or severity. If any of the following risks actually occur, our business, consolidated financial condition or results of operations could be negatively affected, and the market price for our shares could decline. There is no assurance that we have identified, assessed and appropriately addressed all risks affecting our business operations. Moreover, additional risks and uncertainties not identified herein could adversely affect our business, consolidated financial condition or results of operations. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below are cautionary statements, identifying important factors that could cause the Company’s actual results to differ materially from those expressed in or implied by any forward-looking statements made by or on behalf of the Company. There can also be no assurance that the actual future results, performance, benefits or achievements that we expect from our strategies, systems, initiatives or products will occur. Additionally, investors should not interpret the disclosure of a risk to imply that the risk has not already materialized.

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
In March 2020, the World Health Organization declared COVID-19 a pandemic, resulting in local and state governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay-at-home orders and advisories and quarantining of people who may have been exposed to the virus, resulting in the Company’s decision to temporarily close all of its retail stores in March 2020. During and after this time, many markets also imposed restrictions on the access to the Company’s stores, including temporary store closures and/or a reduction in hours, staffing and capacity. While most of these restrictions have since been lifted or eased, increases in new COVID-19 cases, including as a result of new COVID-19 variants may lead to restrictions being reinstated, or new restrictions imposed in these jurisdictions, such as requiring proof of vaccination status to access stores. While we have accelerated our transformation to a digital-first company since the onset of the pandemic, the reinstatement of restrictions on the access to the Company’s store fleet, including temporary store closures, a reductions in hours, staffing and capacity, or the imposition of new restrictions, could adversely impact our business operations, consolidated financial performance and liquidity.
New safety practices or protocols in response to COVID-19 have adversely impacted our business and such impacts may continue and/or increase in the future. Additionally, any material reduction in our customers’ willingness to shop at our stores, the levels of our customers’ spending at our stores or on our websites or our employees’ willingness to staff our stores, as a result of health concerns related to the pandemic or its impact on the economy and consumer discretionary spending, and any increase in the cost of operating our stores due to additional health and safety precautions, may adversely impact our business operations, consolidated financial performance and liquidity.

In response to the pandemic and uncertain economic conditions and customer traffic and demand, the Company deferred rent payments and made reduced rent payments where and when applicable during fiscal 2020. Throughout fiscal 2020 and 2021, we engaged in extensive discussions with our landlords in an effort to achieve appropriate rent relief and other lease concessions and, in some cases, to terminate existing leases. As of January 29, 2022, the Company achieved commitments of $87 million in rent abatements and reductions resulting from its comprehensive real estate and lease portfolio review. If we are forced to reclose stores for an extended period of time in response to new government mandates or if customers' shopping habits do not rebound as we expect, we may not be able to negotiate additional future rent relief, such as abatements, or terminate the leases, on commercially reasonable terms or at all. Failure to obtain further rent relief in such circumstances may adversely impact our business operations, consolidated financial performance and liquidity.
Our industry has been experiencing supply chain inflation and disruptions due to the pandemic. The inability of our third-party business partners, including our suppliers, logistics providers and vendors, to meet their obligations to us in light of financial stress, labor shortages, liquidity challenges, bankruptcy filings by other industry participants and supply chain and other disruptions due to the pandemic could adversely impact our business operations, consolidated financial performance and liquidity. In particular, we have incurred and expect to continue to incur higher shipping costs due to sourcing new transportation methods to offset vendor capacity constraints and related surcharges, as well as product supplier handover delays and extended inbound transit times due to labor shortages. Higher shipping costs and constraints on our shipping capacity and longer delivery times may result in higher expenses, delayed shipments and inventory delays or product shortages that result in lost sales, all of which could adversely impact our business operations, consolidated financial performance and liquidity.
The pandemic has also resulted in periods of significant disruption and volatility in the global capital markets, which could adversely affect our ability to access the capital or financing markets, if needed, and our ability to meet our liquidity needs, all of which cannot be predicted.
The full extent of the impact that the pandemic will have on our business remains to be seen, as the pandemic and associated containment and remediation efforts continue to rapidly evolve, and such impact will depend on many factors including, but not limited to, the duration of any future store restrictions, the duration of any future quarantines, shelter-in-place orders or other travel restrictions, the duration and severity of the pandemic, the impact of the pandemic on consumer spending, and how quickly and to what extent normal economic and operating conditions resume. New variants of COVID-19 may increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants. If the duration or severity of the pandemic continues or worsens, it may amplify or heighten the negative impacts on our business, financial condition, consolidated results of operations and liquidity and many of the other risks described in this Annual Report on Form 10-K.

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

3. Failure to identify and respond to fashion trends that appeal to our customer and implement and manage our business strategy may adversely impact sales and profitability	Our future success depends, in part, upon our ability to identify and respond to fashion trends in a timely manner and develop innovative, high-quality merchandise in styles that appeal to our consumers and in ways that favorably distinguish us from our competitors. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, influenced by fashion and season as well as current events and social issues. These fluctuations affect the inventory sourced by our brands as merchandise typically must be ordered well in advance of the selling season. There can be no assurance that we will appropriately anticipate consumer demands and accurately plan brand-right inventory in the future.

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

5. Declines in consumer spending and customer traffic
Consumer spending in our sector may decline as a result of: threatened or actual government shut downs, higher unemployment levels, low levels of consumer credit, declines in consumer confidence, inflation, changes in interest rates, recessionary pressures, increasing gas and other energy costs, increased taxes, increases in housing prices, higher durable goods or other consumer spending, volatility in the financial markets, uncertainty regarding the political or socio-economic environment and concerns regarding public health crises, such as the COVID-19 pandemic.
Further, a significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area; however, our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic has been and we expect will continue to be adversely affected by, among other things, concerns regarding public health crises, the decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, and declines in popularity of other stores in the malls or shopping centers in which our stores are located. Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers and lead consumers to view these locations as less desirable. Lastly, growth in our digital business relative to in-store sales may result in dilution of operating margin and profit due to higher delivery expenses incurred in connection with digital sales. Furthermore, if our digital businesses continue to successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online through our websites rather than from our physical stores, thereby reducing the financial performance of our store fleet. Further reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on our business, consolidated financial condition or results of operations.
For example, see above in “The ongoing COVID-19 pandemic.”

6. Fluctuating costs and inflation
Fluctuations in the price, availability and quality of fabrics and other raw materials used to manufacture our products, as well as the price for labor and transportation, may contribute to ongoing pricing pressures throughout our supply chain. The price and availability of such inputs to the manufacturing process may fluctuate significantly, depending on several factors, including commodity costs (such as higher cotton prices), energy costs (such as fuel), shipping costs, inflationary pressures from emerging markets, concerns regarding public health crises, increased labor costs, weather conditions, including risks associated with climate change, and currency fluctuations.
Moreover, increasing costs of materials and labor due to recent heightened inflation may materially adversely impact our margins and results of operations. We have recently experienced significant inflation in labor, materials and shipping costs as a result of the COVID-19 pandemic. The cost of materials that are used to manufacture our products can fluctuate because of inflation and other factors. Additionally, a majority of the merchandise we sell is manufactured and produced outside of the U.S. and declines in the value of the U.S. dollar may result in higher costs. Moreover, sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases cause downward price pressures that we are not able to control. If, in the future, there is volatility in the costs for materials and labor that we are unable to be offset through price adjustments or improved efficiencies, our business, results of operations, financial condition and cash flows may be adversely affected.

7. Impairment charges	Significant negative industry or general economic trends, changes in customer demand for our product, disruptions to our business and unexpected significant changes or planned changes in our operating results or use of long-lived assets (such as boutique relocations or discontinuing use of certain boutique fixtures) have resulted in and may in the future result in impairments to goodwill, intangible assets and other long-lived assets.

8. Fluctuating comparable sales and operating results	Our comparable sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. In addition to other risk factors discussed in this section, a variety of factors affect comparable sales and operating results, including concerns regarding public health crises, changes in fashion trends, changes in our merchandise mix, customer acceptance of merchandise offerings, the timing of marketing activities, calendar shifts of holiday periods, the periodic impact of a fifty-three-week fiscal year, climate risks including weather conditions on our supply chain, political or social unrest and general economic conditions. In addition, our ability to address the current challenges of sustained declining store traffic combined with a highly promotional retail environment and our execution of our retail fleet optimization plan and related store closings may impact our comparable sales, operating results and ability to maintain or gain market share. Past comparable sales or operating results are not an indicator of future results. For example, see above in “The ongoing COVID-19 pandemic.”

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

Risk	Description

9. Reliance on technology	Our brands’ websites and select systems, including our integrated inventory management system, are heavily dependent on technology, which creates numerous risks including unanticipated operating problems, system failures, rapid technological change, failure of technology to operate the websites and systems as anticipated, reliance on third-party computer hardware and software providers, computer viruses, telecommunication failures, liability for online content, systems and data breaches, denial of service attacks, spamming, phishing attacks, computer hackers and other similar disruptions. Our failure to successfully assess and respond to these risks could negatively impact sales, increase costs, inhibit our ability to acquire new customers and damage the reputation of our brands.

10. Reliance on the U.S. Postal Service and other shipping vendors
We utilize shipping vendors to support our operations and fulfillment. Any significant increase in shipping costs and delivery times, or reductions in service could impair our ability to deliver merchandise in a timely or economically efficient manner. For example, see above in “The ongoing COVID-19 pandemic.”
Postal rate increases or a delay or reduction in service could affect the cost or timeliness of our order fulfillment and catalog and promotional mailings. We use the Postal Service to mail millions of catalogs each year to educate our customers about our products, acquire new customers, drive customers to our boutiques and websites and promote catalog sales. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. The Company experienced delays in U.S. Postal Service deliveries in fiscal years 2020 and 2021 and expects such delays to persist throughout much of fiscal year 2022.

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

Risk	Description

11. Disruptions while maintaining current systems or difficulties in integrating new systems	We and third-party providers on whom we rely regularly maintain, upgrade, enhance or replace our websites and information technology systems to support our business strategies and provide business continuity. Replacing legacy systems with successor systems, making changes to existing systems or acquiring new systems with new functionalities have inherent risks including disruptions, delays, gaps in functionality, user acceptance, adequate user training or other difficulties that may impair the effectiveness of our information technology systems.

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
Because we have access to, collect or maintain information about our customers, the protection of that data is critical to our business. The regulatory environment surrounding information security and privacy continues to evolve, and new laws increasingly are giving customers the right to control how their personal data is used. For example, our failure to comply with the obligations of the European Union's General Data Protection Regulation (“GDPR”) could result in significant penalties in the future, which could have a material adverse effect on our business and results of operations. In addition, the State of California adopted the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”), which regulates the collection and use of consumers' data. Complying with GDPR, CCPA, CPRA and similar U.S. federal and state laws, including a potential federal privacy law and state privacy laws, could also cause us to incur substantial costs, forego a substantial amount of revenue or be subject to business risk associated with system changes and new business processes.
We are also subject to cybersecurity risks, which we may not be able to anticipate or prevent because of the rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increased costs including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.
While we have implemented measures reasonably designed to prevent security breaches, cyber incidents and privacy violations, and while we have taken steps to comply with PCI, GDPR, CCPA, CPRA and other laws, those measures may not be effective, and we may experience significant security breaches, cyber incidents and privacy violations in the future.
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
In addition, certain of our employees working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing, business email compromise and other cybersecurity attacks, including increased introduction of malware, as cybercriminals try to exploit the uncertainty surrounding the COVID-19 pandemic, and an increase in the number of points of potential attack, such as laptops and mobile devices (both of which are now being used in increased numbers), to be secured, and any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks or other disruption to our technology infrastructure, may adversely affect our business, consolidated financial performance and results of operations.

Risks Related to Sourcing and Distribution Strategies
Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

13. Reliance on foreign sources of production
The majority of the merchandise we sell is produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, non-compliance with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, potential changes to the United-States-Mexico-Canada Agreement and other international trade agreements, imposition of new legislation relating to import quotas, imposition of new or increased duties, taxes, or other charges on imports, foreign exchange rate challenges and pressures presented by implementation of monetary policy by the Federal Reserve and other international central banks, challenges from local business practices or political issues, manufacturing and transportation disruptions, our shift to a predominantly FOB (free on board) shipping structure rather than predominantly DDP (delivered duty paid), natural disasters and weather conditions due to the effect of climate change or other reasons, public health crises, customer activism related to our use of particular foreign markets, delays in the delivery of cargo due to port security considerations or government funding; seizure or detention of goods by U.S. Customs authorities, or a reduction in the availability of shipping sources caused by industry consolidation or other reasons. We source a substantial portion of our merchandise from Asia, including China. A reduction in the number of foreign suppliers, through bankruptcy or otherwise, or any change in exchange rates, labor laws or policies affecting the costs of goods in Asia could negatively impact our merchandise costs and the timely availability of the desired amount of merchandise. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections, public health crises or other factors, could also have a negative impact.
Our supply chain could be disrupted or delayed by the impact of global health endemics or pandemics, such as has been the case during the COVID-19 pandemic, and the related government and private sector responsive actions thereto, including, but not limited to, border closures, restrictions on product shipments, and travel restrictions. During fiscal 2021, China sourced product accounted for approximately 31% of our merchandise cost. If the COVID-19 pandemic continues for a prolonged period of time, we could experience significant additional supply chain disruptions. If we experience significant additional supply chain disruptions in China or other countries, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our margins and results of operation.
Further, there have been ongoing discussions, commentary and governmental actions regarding potentially significant changes to the United States trade policies, treaties, tariffs and taxes, including trade policies and tariffs regarding China. Tariffs imposed on Chinese origin goods under Section 301 in 2018 and 2019 largely continue to be in place today and range from 10% to 25% on certain Chinese-made imported products. While the Office of the United States Trade Representative (“USTR”) issued exclusions to Section 301 tariffs for certain products, most exclusions expired in December 2021, and have not been re-issued.

These tariffs, as well as any additional tariffs, may result in lower gross margins on affected products or could require us to increase prices, which may impact customer demand for our products.
While the USTR and the Ministry of Commerce of China signed a “phase one” trade deal on January 15, 2020, which, among other things, officially agreed to the rollback of tariffs and expansion of trade purchases, there is significant uncertainty about the future relationship between the United States and China and other countries with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. Significant tariffs or other restrictions placed on Chinese imports and any related counter-measures that are taken by China could have an adverse effect on our consolidated financial condition or results of operations. Tariff risks beyond China include increased enforcement of intellectual property (IP) rights under Section 301 of the Trade Act of 1974 (the “Trade Act”). For example, the USTR conducts a review to identify countries that deny adequate and effective protection of intellectual property (IP) or deny fair and equitable market access to U.S. persons who rely on IP protection and the U.S. Customs and Border Protection has increasingly been enforcing laws related to the prevention of forced labor in importers’ supply chains, with focus on certain commodities such as cotton. Even in the absence of further tariffs, the related uncertainty and the market's fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, consolidated financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these nations and the United States. Any of these factors could depress economic activity, restrict our access to suppliers or customers and have a material adverse effect on our business, consolidated financial condition and results of operations and affect our international strategies.
Given the relatively fluid regulatory environment in China and the United States and relative uncertainty with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our consolidated financial condition and results of operations.

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

15. Reliance upon one supplier
Approximately 13% of total purchases in fiscal 2021 and 2020 were made from one supplier, and we cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise. Since we have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier, our business depends on our network of suppliers and our continued good relations with them. As a result, the sudden loss of this or another key supplier or any disruptions in their ability to supply us with merchandise could adversely impact our business, consolidated financial condition and results of operations. Moreover, we may not be able to find replacement suppliers in a timely fashion or on commercially reasonably terms, which may also have an adverse impact on our consolidated financial condition and results of operations.

16. Our suppliers’ failure to implement acceptable labor practices	Although we have adopted our Global Code of Conduct and use the services of third-party audit firms to monitor compliance with these terms, some of our independent suppliers may not be in complete compliance with our guidelines at all times. The violation of labor or other laws by any of our key independent suppliers or the divergence of an independent supplier’s labor practices from those generally accepted by us as ethical could interrupt or otherwise disrupt the shipment of finished merchandise or damage our reputation.

17. Reliance on one location to distribute goods for our brands	With minor exceptions, the distribution functions for all of our brands are handled from our DC in Winder, Georgia and a significant interruption in the operation of that facility due to public health crises, changes to existing systems, use of other facilities, natural disasters, severe weather, accidents, system failures, cybersecurity incidents, capacity constraints or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores and/or fulfill online or catalog orders.

Other Risks Factors
    Our business is subject to numerous other risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

18. The terms of our Credit Agreement may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business, manage our operations, and it may be difficult to replace our credit facility
Our Credit Agreement, as amended and extended in February 2022, contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Credit Agreement and the borrowing base (the “Loan Cap”), determined after giving effect to any such transaction or payment, on a pro forma basis. The ability of the Company to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could accelerate the Company's repayment obligations. Also, the inability to obtain credit on commercially reasonable terms in the future when this facility expires could adversely impact our liquidity and results of operations. In addition, market conditions could potentially impact the size and terms of a replacement facility or facilities.

19. War, terrorism, public health crises or other catastrophes
In the event of war (such as the recent outbreak of hostilities between Russia and Ukraine), acts of terrorism or the threat of terrorist attacks, public health crises, climate risks and weather catastrophes or other events outside of our control, consumer spending could significantly decrease for a sustained period. In addition, local authorities or shopping center management could close stores in response to any immediate security concern, public health concern or weather catastrophe such as hurricanes, earthquakes or tornadoes. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results.

Similarly, war, acts of terrorism, threats of terrorist attacks, public health crises or a weather catastrophe, including those caused by climate change, could severely and adversely affect our National Store Support Center (“NSSC”) campus, our DC, or our entire supply chain. If any of our facilities, including our DC, our company-operated or franchised stores or the facilities of our suppliers or third-party service providers is affected by a natural disaster, public health crisis (such as a pandemic and epidemic), terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could be negatively impacted. For example, see above in “The ongoing COVID-19 pandemic.”

20. Our inability to protect our brands’ reputation
Our ability to protect our brands’ reputations is an integral part of our general success strategy and is critical to the overall value of the brands. If we fail to maintain high standards for merchandise quality and integrity in our business conduct or fail to address other risk factors, including threats to data and privacy and cybersecurity, such failures could jeopardize our brands' reputations. Consumers value readily available information from social media and other sources concerning retailers and their goods and services and many times act on such information without further investigation into its accuracy. Any negative publicity or claims, whether true or not, may affect our reputation and brand and, consequently, reduce demand for our merchandise, decrease customer and investor loyalty and affect our vendor relationships, which would have an adverse impact on our business, consolidated financial condition and results of operations.
The success of our ESG initiatives may impact the value of our brands. With oversight from the Board’s ESG Committee and members of our executive team, our associate-led ESG Task force is working to identify and manage global climate risks, environmental sustainability, social governance and related matters on our business and in our supply chain and to focus our ESG program on at promoting responsible, transparent environmental and social stewardship. Risks may include any increased stakeholder and regulatory focus or pressure to expand our ESG disclosures, to set and execute additional goals or to timely achieve measurable progress in these areas, which could expose us to market, operational and execution costs or risks. We expect that stakeholder expectations in these areas will continue to evolve quickly, which may result in the need for increased resources for ESG monitoring and reporting and adjustments to our operations. Additionally, the goals we set, and the data we disclose, may influence the value of our brand. By electing to publicly share our metrics and expand our disclosures, our ESG activities may also face increased scrutiny; as a result, we could damage our reputation and the value of our brands if we fail to act responsibly in the areas in which we report. Any harm to our reputation resulting from setting these metrics, expanding our disclosure or our failure or perceived failure to meet such metrics or disclosures could adversely affect our business, financial performance, and growth.

21. Our business could be impacted as a result of actions by activist shareholders or others	From time to time, we may be subject to legal and business challenges in the operation of our Company due to proxy contests, consent solicitations, shareholder proposals, media campaigns and other such actions instituted by activist shareholders or others. In the event of shareholder activism, particularly with respect to matters which the Board, in exercising their fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to such actions is costly and time-consuming, disruptive to our operations, may not align with our business strategies and may divert the attention of our Board and management from the pursuit of current business strategies. Perceived uncertainties as to our future direction or changes to the composition of our Board as a result of shareholder activism may lead to the perception of instability in the organization and its future and may make it more difficult to attract and retain qualified personnel, business partners and customers.

22. Disadvantageous lease obligations and commercial retail consolidation
We have, and will continue to have, significant lease obligations. If an existing or future store is not profitable, and we decide to close it, we may nonetheless be committed to fulfill our obligations under the applicable lease including paying the base rent for the balance of the lease term. Additionally, continued consolidation in the commercial retail real estate market could affect our ability to successfully negotiate favorable rental terms for our stores in the future and could concentrate our leases with fewer landlords who may then be in a position to dictate unfavorable terms to us due to their significant negotiating leverage. If we are unable to enter into new leases or renew or renegotiate existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close, this could affect our ability to profitably operate our stores. Any dispute regarding our leases may result in litigation with the respective landlord, and any such dispute could be costly and have an uncertain outcome.

23. Changes to accounting rules and regulations may adversely affect our financial results, consolidated financial position and cash flows	Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations that are relevant to our business, including but not limited to revenue recognition, leases, impairment of goodwill, intangible and long-lived assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or consolidated financial condition. See Note 1, to our consolidated financial statements under the heading “Recently Issued Accounting Pronouncements” for a description of recently issued accounting pronouncements, and “Critical Accounting Estimates,” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of accounting policies considered to be important to our operational results and consolidated financial condition. These and other future changes to accounting rules or regulations could have an adverse impact on our business, operational results, consolidated financial position and cash flow presentation.

24. The Company cannot provide any assurance that in the future the Company will pay dividends or repurchase stock pursuant to its share repurchase program	All decisions regarding authorization to pay a dividend on the Company’s common stock or approve a share repurchase program will be made by the Board from time to time based on the Board’s evaluation of the best interests of the Company and its shareholders. The Board will complete each evaluation based on a review of the Company’s stock price, future earnings, consolidated financial condition and other factors deemed relevant. There is no assurance that the Board will declare dividends on the Company’s common stock in the future. The Company’s current share repurchase program authorizes $300 million in share repurchases of the Company’s common stock, of which $55.2 million remained authorized for repurchase under the program as of January 29, 2022. However, the Company is not obligated to make any purchases under the share repurchase program and the program may be discontinued at any time.

General Risks Factors
Our business is subject to numerous general risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

25. Our ability to retain or recruit qualified key personnel
Our success and ability to properly manage our business depends to a significant extent upon our ability to attract, develop and retain qualified employees, including executive and senior management and talented merchants. Competition for talented employees within our industry is intense. In 2021, in particular, the labor market in the U.S. experienced a significant increase in workers leaving their positions (commonly referred to as the “Great Resignation” or the “Big Quit”), which has made the market to replace these individuals increasingly competitive and has resulted in significant wage inflation in response to labor shortages. In 2021, we experienced staffing shortages, higher turnover rates and challenges in recruiting and retaining qualified employees at all levels of our organization, including senior management, merchants, as well as at our NSSC, DC and throughout our store fleet. Existing labor shortages and our inability or failure to recruit and retain such personnel as well as our inability to implement appropriate succession planning, including the transition of new executives, particularly at the senior executive level, could adversely impact our business, financial performance, reputation, our ability to keep up with the needs of our customers and overall customer satisfaction.

26. Our inability to protect our intellectual property	Although we devote resources to protect our intellectual property, others may still attempt to imitate our products or infringe upon our intellectual property rights. Other parties may also claim that some of our products infringe on their trademarks, copyrights or other intellectual property rights.

In addition, the intellectual property laws and enforcement practices in many foreign countries can be substantially different from those in the U.S. There are also inherent challenges with enforcing intellectual property rights on third party e-commerce websites, especially those based in foreign jurisdictions. We cannot guarantee that such rights are not, or will not be, infringed.

27. Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations	We are subject to income and other taxes in local, national and international jurisdictions. Our tax returns and other tax matters are also subject to examination by the Internal Revenue Service and other tax authorities and governmental bodies. These examinations may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to various jurisdictions. The results of any tax audits could adversely affect our consolidated financial results. Furthermore, our effective tax rate in a given period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction and deductibility of excess share-based compensation.

28. Stock price volatility	The market price of our common stock has fluctuated substantially in the past and may continue to do so in the future. Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in operating results or comparable sales, updates on our strategic initiatives, changes in earnings estimates by analysts or the failure of investors or analysts to understand our business strategies or fundamental changes in our business or sector, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, stock markets have experienced periods of significant price or volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Stores
At fiscal year-end for 2021, 2020 and 2019 our total consolidated selling square feet was 3.1 million, 3.1 million and 3.2 million, respectively. For a general description of our leases, see Note 1 to our consolidated financial statements under the heading “Operating Leases” and Note 11 under the heading “Leases.” As of January 29, 2022, our 1,266 stores were located in 46 states, Puerto Rico and the U.S. Virgin Islands, as follows:

Alabama	18	Maine	3	Ohio	42
Arizona	31	Maryland	35	Oklahoma	12
Arkansas	10	Massachusetts	26	Oregon	14
California	118	Michigan	35	Pennsylvania	64
Colorado	23	Minnesota	25	Rhode Island	4
Connecticut	20	Mississippi	9	South Carolina	31
Delaware	8	Missouri	23	South Dakota	3
Florida	118	Montana	3	Tennessee	30
Georgia	52	Nebraska	8	Texas	118
Idaho	3	Nevada	17	Utah	7
Illinois	50	New Hampshire	6	Virginia	40
Indiana	23	New Jersey	44	Washington	21
Iowa	7	New Mexico	7	West Virginia	2
Kansas	13	New York	44	Wisconsin	13
Kentucky	14	North Carolina	43	U.S. Virgin Islands	1
Louisiana	19	North Dakota	4	Puerto Rico	5
NSSC and Distribution Center
Our NSSC is located on approximately 63 acres in Fort Myers, Florida and consists of approximately 504,000 square feet of office space. Our DC is located on approximately 110 acres in Winder, Georgia and consists of approximately 550,000 square feet of distribution, fulfillment, call center and office space.

ITEM 3.	LEGAL PROCEEDINGS
    Information regarding legal proceedings is incorporated by reference from Note 14 to the accompanying consolidated financial statements under the heading “Commitments and Contingencies.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NYSE under the symbol “CHS.” On February 28, 2022, the last reported sale price of the common stock on the NYSE was $4.70 per share. The number of holders of record of common stock on February 28, 2022 was 992.
In fiscal 2021, we repurchased 472,810 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 4,937 were purchased during the fourth quarter of fiscal 2021.
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
October 31, 2021 - November 27, 2021	4,937	$5.62	—	$55,192
November 28, 2021 – January 1, 2022	—	—	—	55,192
January 2, 2022 – January 29, 2022	—	—	—	55,192
Total	4,937	5.62	—
(a) Total number of shares purchased consists of 4,937 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300 million share repurchase authorization for the Company's common stock. We did not repurchase any of the Company's common stock during fiscal years 2021, 2020 and 2019 under the Company’s share repurchase authorization. As of January 29, 2022, $55.2 million remains authorized for repurchase under the share repurchase program. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors (“Board”). The Company has no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.
In response to the pandemic, the Company took actions to reinforce its financial position and liquidity, including suspending its quarterly dividend commencing April 2020. Any determination to pay future dividends will be made by the Board of Directors based on an evaluation of our stock price, future earnings, financial condition and other factors deemed relevant by the Board.

Five Year Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on January 28, 2017 and the reinvestment of dividends.

	01/28/17	02/03/18	02/02/19	02/01/20	01/30/21	01/29/22
Chico’s FAS, Inc.	$100	$76	$49	$36	$21	$43
S&P 500 Index	100	123	123	149	175	212
S&P 500 Apparel Retail Index	100	107	121	140	153	170

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. References herein to “Notes” refer to the Notes to our consolidated financial statements. Each of the periods presented had fifty-two weeks.
Executive Overview
Chico’s FAS is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands operating under the Chico's, White House Black Market (“WHBM”) and Soma brand names - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. We sometimes refer to our Chico's and WHBM brands collectively as our “Apparel Group.” Our distinct lifestyle brands typically serve the needs of fashion-savvy women with household incomes in the moderate to high income level. We earn revenue and generate cash through the sale of merchandise in our domestic retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels. As of January 29, 2022, we operated 1,266 stores across 46 states, Puerto Rico and the United States (“U.S.”) Virgin Islands, and sold merchandise through 59 international franchise locations in Mexico and 2 domestic airport locations.
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
Fiscal 2021 Business Highlights
The Company’s fiscal 2021 business highlights include:
•Generated robust results: Chico's FAS posted $0.37 net income per diluted share for fiscal 2021, the best performance since 2017, driven by sales growth, gross margin expansion and diligent expense control.
•Continued improving sales performance at Chico's: Sales at Chico’s continued to grow during the year, as demonstrated by the 33.2% increase in comparable sales for the thirteen weeks ended January 29, 2022 (the “fourth quarter”). Chico's continued to benefit from elevated product styling and quality enhancements, and customers responded enthusiastically to denim, wovens and sweaters. Inventories remained lean, which fueled high productivity and increased full-price sales in the quarter.
•Continued improving sales performance at WHBM: WHBM continued to deliver exceptional sales gains in fiscal 2021, posting a 45.6% comparable sales increase in the fourth quarter. WHBM continued to benefit from elevated quality and product enhancements, and customers responded positively to denim and new jacket silhouettes. Inventories remained lean, which fueled high productivity and increased full-price sales in the quarter.
•Continued exceptional sales growth at Soma: Soma posted a 9.5% comparable sales increase over the thirteen weeks ended January 30, 2021 and a 26.2% comparable sales increase over the thirteen weeks ended February 1, 2020. Data from market research firm NPD Group Inc. shows that Soma’s growth continues to outpace the market in non-sport bras, panties and sleepwear. Management believes this research, along with continued strong performance, is a clear indication that Soma is well positioned to capture additional market share and grow into a billion-dollar brand.
•Enhanced marketing continued to drive traffic as well as new customers: Chico's FAS continued to elevate its marketing, allocating more resources to digital storytelling, influencers and other social efforts. These initiatives are driving more customers to our brands, with total customer count up 17% over fiscal 2020 and the average customer age continuing to trend younger.
•Improved gross margin: The full year gross margin rate rose to 36.7%, the Company’s best performance since fiscal 2017, driven by higher full-price sales, less promotional activity and improved leverage of occupancy costs on higher sales, partially offset by increases in raw materials and freight costs.
•Continued cost discipline: Selling, general and administrative expenses ("SG&A") declined to 33.0% of net sales for fiscal 2021, the Company’s best performance since fiscal 2017, reflecting the impact of sales leverage and the ongoing benefit of cost savings initiatives implemented in prior years.

•Obtained additional rent reductions: In fiscal 2021, Chico's FAS obtained approximately $22 million in incremental savings from landlords in addition to the $65 million of reductions and abatements negotiated during fiscal 2020, for a total savings of $87 million. We believe these renegotiated store leases will provide an occupancy tailwind that will further enhance store profitability.
•Strengthened balance sheet: The Company ended fiscal 2021 with more than $115 million in cash, even after repaying $50 million of long-term debt during the year.
Financial Results
Income per diluted share for fiscal 2021 was $0.37 compared to loss per diluted share of $3.11 in fiscal 2020 and loss per diluted share of $0.11 in fiscal 2019. Results for fiscal 2021 include the unfavorable impact of litigation settlement charges of approximately $4 million, after-tax. Results for fiscal 2020 include approximately $200 million in significant after-tax non-cash charges as a result of the novel strain of coronavirus (“COVID-19”) pandemic (the “COVID-19 pandemic” or the “pandemic”). Results for fiscal 2019 include the unfavorable impact of accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan and severance and other related net charges (collectively, “Severance Charges”) of approximately $2 million, after-tax, in connection with actions taken to reposition our then organizational structure.
Select Financial Results
The following table depicts select financial results for fiscal 2021, 2020 and 2019:

	Fiscal 2021	Fiscal 2020	Fiscal 2019
	(dollars in millions, except per share amounts)
Net sales	$1,810	$1,324	$2,038
Significant non-cash charges (1):
Inventory write-offs (2)	—	55	—
Long-lived store asset impairment (2)(3)	—	21	—
Right of use store asset impairment (2)	—	2	—
Other long-lived asset impairment (2)(4)	—	8	—
Other right of use asset impairment (2)	—	2	—
Goodwill impairment (2)	—	80	—
Indefinite-lived asset impairment (2)	—	34	—
Deferred tax asset valuation allowance	—	32	—

Income (loss) from operations	67	(457)	(12)
Net income (loss)	46	(360)	(13)
Net income (loss) per common and common equivalent share–diluted	0.37	(3.11)	(0.11)
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
Current Trends
The pandemic has resulted in significant challenges across our business starting in March 2020 and is expected to continue to disrupt our business operations in fiscal 2022 to varying degrees. Many of our markets imposed limitations, varying by market and in frequency, on the access to the Company's store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic experience and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions become relaxed and markets are primarily open, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences.
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
Fiscal 2022 Outlook
For the fiscal 2022 first quarter the Company currently expects:
•Consolidated net sales of $485 million to $500 million;
•Gross margin rate as a percent of net sales of 36.9% to 37.7%;
•SG&A as a percent of net sales of 33.9% to 34.3%;
•Effective income tax rate of 20%; and
•Earnings per diluted share of $0.07 to $0.11.
For the fiscal 2022 full year the Company currently expects:
•Consolidated net sales of $2,085 million to $2,115 million;
•Gross margin rate as a percent of net sales of 36.7% to 37.2%;
•SG&A as a percent of net sales of 32.8% to 33.2%;
•Effective income tax rate of 26%;
•Earnings per diluted share of $0.40 to $0.50; and
•Capital and cloud-based expenditures of approximately $65 million to $70 million, primarily driven by investments in Soma, targeted reinvestments in stores and technology enhancements.
Key Performance Indicators
    In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts and make strategic decisions. These key measures include comparable sales, gross margin as a percent of sales, diluted income (loss) per share and return on net assets (“RONA”). In light of the pandemic, we have shifted our focus to effectively manage our liquidity position, including aligning our operating cost structure with expected sales. We will continue to evaluate our other key performance and financial measures in addition to our liquidity position. The following describes these measures.
Liquidity
Liquidity is measured through cash flow, which is the measure of cash provided by or used in operating, investing and financing activities. We believe that as a result of the Company’s extensive measures to mitigate the impact of the pandemic discussed above, we were able to, and continue to, effectively manage our liquidity position.
Comparable Sales
Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online, catalog and international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days. The Company has historically viewed comparable sales as a key performance indicator to measure the performance of our business, however, we are not providing full year comparable sales figures for fiscal 2021 compared to fiscal 2020 and fiscal 2020 compared to fiscal 2019 as we believe it is not a meaningful measure due to varying degrees of business disruptions and periods of store closures and/or stores operating at reduced hours as a result of the pandemic during fiscal 2020.
Gross Margin as a Percentage of Net Sales
Gross margin as a percentage of net sales is computed as gross margin divided by net sales. We believe gross margin as a percentage of net sales is a primary metric to measure the performance of our business as it is used to determine the value of incremental sales, and to guide pricing and promotion decisions.

Diluted Income (Loss) per Share
Income (loss) per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted income (loss) per share reflects the dilutive effect of potential common shares from non-participating securities such as stock options, performance stock units and restricted stock units. Whereas basic income (loss) per share serves as an indicator of the Company's profitability, we believe diluted income (loss) per share is a primary metric provided it gauges the Company's quality of income (loss) per share assuming all potential common shares from non-participating securities are exercised.
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

RESULTS OF OPERATIONS
Net Income (Loss) and Net Income (Loss) Per Diluted Share
For fiscal 2021, the Company reported net income of $46 million, or $0.37 per diluted share, compared to a net loss for fiscal 2020 of $360 million, or $3.11 per diluted share. Results for fiscal 2021 include pre-tax litigation settlement charges of approximately $4 million and is reflected in SG&A in the accompanying consolidated statements of income (loss). Results for fiscal 2020 were significantly impacted by the pandemic and included the following non-cash charges:

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
Net loss for fiscal 2020 was $360 million, or $3.11 per diluted share, compared to a net loss for fiscal 2019 of $13 million, or $0.11 per diluted share. The fiscal 2020 net loss includes approximately $200 million in significant after-tax non-cash charges as a result of the pandemic. The fiscal 2019 net loss includes the unfavorable impact of accelerated depreciation charges of approximately $8 million, after-tax, related to our retail fleet optimization plan and Severance Charges of approximately $2 million, after-tax, related to our then revised organizational structure.

Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for fiscal 2021, 2020 and 2019:

	Fiscal 2021	%	Fiscal 2020	%	Fiscal 2019	%

	(dollars in millions) (1)
Chico’s	$816	45.1%	$596	45.0%	$1,045	51.3%
WHBM	516	28.5	376	28.4	627	30.8
Soma	478	26.4	352	26.6	365	17.9
Total net sales	$1,810	100.0%	$1,324	100.0%	$2,038	100.0%
    (1) May not foot due to rounding.
    Net sales for fiscal 2021 increased to $1,810 million from $1,324 million in fiscal 2020. This 36.7% increase primarily reflects fiscal 2020 disruptions related to the pandemic, including temporary store closures and limited hours, partially offset by 36 permanent store closures since fiscal 2020.
    For fiscal 2020, net sales were $1,324 million compared to $2,038 million in fiscal 2019. This 35.0% decrease primarily reflects fiscal 2020 disruptions related to the pandemic, including temporary store closures or stores operating at reduced hours, reduced in-store traffic, changing consumer patterns and the impact of 39 net store closures since fiscal 2019, partially offset by strong double-digit growth in digital sales during fiscal 2020.
The Company is not providing full year comparable sales figures for fiscal 2021 compared to fiscal 2020 and fiscal 2020 compared to fiscal 2019 as we believe it is not a meaningful measure due to varying degrees of business disruptions and periods of store closures and/or stores operating at reduced hours as a result of the pandemic during fiscal 2020.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for fiscal 2021, 2020 and 2019:

	Fiscal 2021	Fiscal 2020	Fiscal 2019

	(dollars in millions)
Cost of goods sold	$1,146	$1,140	$1,336
Gross margin	$664	$184	$702
Gross margin percentage	36.7%	13.9%	34.4%
For fiscal 2021, gross margin was $664 million, or 36.7% of net sales, compared to $184 million, or 13.9% of net sales, in fiscal 2020. The year-over-year improvement in gross margin rate primarily reflects improved leverage of occupancy costs with rising sales, the impact of inventory write-offs and store impairments as a result of the pandemic in fiscal 2020 as reflected in the Summary of Significant Non-Cash Charges table herein, and margin expansion as a result of higher full-price sales and less promotional activity, partially offset by increases in raw materials and freight costs.

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
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center expenses, in dollars and as a percentage of total net sales for fiscal 2021, 2020 and 2019:

	Fiscal 2021	Fiscal 2020	Fiscal 2019

	(dollars in millions)
Selling, general and administrative expenses	$597	$527	$714
Percentage of total net sales	33.0%	39.8%	35.0%
For fiscal 2021, SG&A was $597 million, or 33.0%, compared to $527 million, or 39.8%, in fiscal 2020. The decrease in SG&A as a percent of net sales primarily reflects sales leverage and the benefit of cost savings initiatives.
For fiscal 2020, SG&A was $527 million, or 39.8%, compared to $714 million, or 35.0%, in fiscal 2019. This $187 million decrease primarily reflects the Company's fiscal 2020 expense reduction initiatives to align its cost structure with sales, partially offset by the impact of pre-tax impairments charges of $10 million related to other asset impairments as reflected in the Summary of Significant Non-Cash Charges table herein.
Retail Fleet Optimization Plan
In fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. In fiscal 2019, the Company recorded pre-tax accelerated depreciation charges within COGS of approximately $11 million associated with this retail fleet optimization plan. The fiscal 2019 after-tax impact of these charges was approximately $8 million. Accelerated depreciation of property and equipment for fiscal 2021 and fiscal 2020 was immaterial.
To further support the digital strategy and improve store productivity, we anticipate closing approximately 40 stores in fiscal 2022. We also plan to invest in opening up to 30 Soma stores in fiscal 2022.
    Income Taxes
The effective tax rate for fiscal 2021, 2020 and 2019 was 23.0%, 21.7% and (6.7)%, respectively. The fiscal 2021 effective tax rate primarily reflects a rate differential due to benefits provided under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, partially offset by a valuation allowance due to the change in deferred tax assets for fiscal 2021. The fiscal 2020 effective tax rate primarily reflects a rate differential due to benefits provided under CARES Act, partially offset by the unfavorable impact of the Company’s book goodwill impairment charge and the valuation allowance against the Company’s deferred tax assets in fiscal 2020. The fiscal 2019 effective tax rate primarily reflects an income tax benefit on an annual operating loss, offset by an unfavorable fiscal 2018 provision-to-return adjustment, a valuation allowance on certain deferred tax assets for charitable contribution carryforwards and employee share-based compensation expense.

Cash, Marketable Securities and Debt
At the end of fiscal 2021, cash and marketable securities totaled $115 million compared to $109 million at the end of fiscal 2020. Debt at the end of fiscal 2021 totaled $99 million compared to $149 million at the end of fiscal 2020, reflecting a principal payment of $50 million on debt made in fiscal 2021.
Inventories
At the end of fiscal 2021, inventories totaled $323 million compared to $204 million at the end of fiscal 2020. This $119 million increase, or 58.5%, primarily reflects a $79 million increase in in-transit inventories due to extended in-transit times in the global supply chain and elevated on-hand inventories to align with higher consumer demand.
Income Tax Receivable
At the end of fiscal 2021, our consolidated balance sheet reflected a $11 million income tax receivable after collection of $50 million during fiscal 2021, related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.
Liquidity and Capital Resources
Overview
The Company’s material cash requirements include amounts outstanding under operating leases; open purchase orders for inventory and other operating expenses, in the normal course of business; contractual commitments for future capital expenditures; long-term debt obligations; and interest payments on long-term debt. Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omnichannel capabilities, including investments in our stores; information technology; and supply chain.
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

The following table summarizes cash flows for fiscal 2021, 2020 and 2019:

	Fiscal 2021	Fiscal 2020	Fiscal 2019

	(dollars in millions) (1)
Net cash provided by (used in) operating activities	$63	$(98)	$33
Net cash provided by (used in) investing activities	14	34	(36)
Net cash (used in) provided by financing activities	(52)	91	(58)
Net increase (decrease) in cash and cash equivalents	$24	$27	$(60)
(1) May not foot due to rounding.
Operating Activities
Net cash provided by operating activities in fiscal 2021 was $63 million compared to net cash used in operating activities of $98 million for fiscal 2020. The change in net cash provided by operating activities primarily reflects higher net income and the timing of income taxes and payables, partially offset by elevated inventories and normalized rent payments and rent settlements.
Net cash used in operating activities in fiscal 2020 was $98 million compared to net cash provided by operating activities of $33 million for fiscal 2019. The change in net cash used in operating activities primarily reflects the fiscal 2020 net loss, partially offset by the suspension or reduction of rent payments in fiscal 2020 and reduced operational spending as sales declined.

Investing Activities
Net cash provided by investing activities for fiscal 2021 was $14 million compared to $34 million for fiscal 2020, primarily reflecting a $27 million decrease in net proceeds from the sale of marketable securities, partially offset by the sale of certain Corporate assets of $8 million.
Net cash provided by investing activities for fiscal 2020 was $34 million compared to net cash used in investing activities of $36 million for fiscal 2019, reflecting a $47 million increase in net proceeds from the sale of marketable securities and reduced capital spend.
Financing Activities
Net cash used in financing activities for fiscal 2021 was $52 million compared to net cash provided by financing activities of $91 million in fiscal 2020, primarily reflecting a $50 million payment on borrowings in fiscal 2021 compared to $107 million in net proceeds from borrowings in fiscal 2020, partially offset by an $11 million dividend payment in fiscal 2020. In fiscal 2021, we received approximately $0.1 million in proceeds from issuing approximately 3 million shares related to employee stock ownership plans.
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
Store and Franchise Activity
During fiscal 2021, we had 36 permanent store closures, consisting of 19 Chico's stores, 14 WHBM stores and 3 Soma stores. As of January 29, 2022, the Company's franchise operations consisted of 59 international retail locations in Mexico and 2 domestic airport locations.
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to optimize our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We will continue to adjust our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. We closed 36 underperforming locations during fiscal 2021 and ended fiscal 2021 with 1,266 boutiques. The Company anticipates closing approximately 40 stores in fiscal 2022, which primarily includes underperforming, mall-based Chico's and WHBM boutiques. We also plan to invest in opening up to 30 Soma stores in fiscal 2022. We will continue to evaluate our store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.
Credit Facility
The Company and certain material domestic subsidiaries are parties to a credit agreement by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association (“Wells Fargo Bank”), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto, originally entered into on August 2, 2018 and amended October 30, 2020 and February 2, 2022 (the “Credit Agreement”). Our obligations under the Credit Agreement are guaranteed by the guarantors and are secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. As of January 29, 2022, the Credit Agreement provided for a $285 million asset-based senior secured revolving loan (“ABL”) and letter of credit facility maturing October 30, 2025, with margin on LIBOR loans drawn under the ABL of 2.25% (subject to an increase to 2.50% based upon average quarterly excess availability under the ABL), with a LIBOR floor of 0.75%, commitment fee on the unused portion of the commitments under the ABL of 0.375%, and a minimum excess availability covenant requiring excess availability to be less than the greater of 10% of the loan cap and $29.25 million. The Credit Agreement also provides for a $15 million first-in last-out loan (“FILO”). The interest rate applicable to the FILO was equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or LIBOR with a floor of 75 basis points, plus in each case an interest rate margin of 4.5%. The FILO includes a prepayment penalty equal to 1.0% in the first year, 0.5% in the second year and none thereafter. The FILO can only be prepaid if there are no outstanding borrowings under the ABL.

On February 2, 2022, the Company entered into Amendment No. 2 to the Credit Agreement (“Amendment No. 2”). Amendment No. 2, among other things, extended the maturity date from October 30, 2025 to February 2, 2027, removed and replaced the LIBOR benchmark provisions with Secured Overnight Financing Rate (“SOFR”) benchmark provisions, removed the anti-cash hoarding condition and amended certain covenants, including amending the minimum excess availability covenant to require excess availability of the greater of 10% of the loan cap or $20 million. Amendment No. 2 also decreased the margin on Term SOFR rate loans drawn under the ABL and FILO. Under Amendment No. 2, the interest rate applicable to Term SOFR Loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL is increased by 30 basis points.
The Credit Agreement contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Credit Agreement and the borrowing base, determined after giving effect to any such transaction or payment, on a pro forma basis. In addition, the Company must pay a commitment fee per annum on the unused portion of the commitments under the Credit Agreement.
As of January 29, 2022, $99 million in net borrowings were outstanding under the Credit Agreement, and is reflected as long-term debt in the accompanying consolidated balance sheet in this Annual Report on Form 10-K. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of January 29, 2022, the available additional borrowing capacity under the Credit Agreement was approximately $167 million, inclusive of $29 million of excess availability.
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
Revenue Recognition
Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and company issued coupons, promotional discounts and employee discounts. For sales from our websites and catalogs, revenue is recognized at the point of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in cost of goods sold in the accompanying consolidated statements of income (loss). Amounts paid by customers to cover shipping and handling costs are immaterial.

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
Adoption of New Accounting Pronouncements
    As discussed in Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K, we adopted Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes and ASU 2021-01, Reference Rate Reform (Topic 848) as of January 31, 2021. Adoption of ASU 2019-12 and ASU 2021-01 did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
    See Note 1 to the accompanying consolidated financial statements under the heading “Business Organization and Summary of Significant Accounting Policies” for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods.

Forward-Looking Statements
    This Annual Report on Form 10-K may contain statements concerning our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry and other statements that are not historical facts. These are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, words or phrases such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “will,” “plans,” "path," “should,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on information currently available to our management and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance. There is no assurance that our expectations will occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in this Annual Report on Form 10-K and the following:
•the effects of the pandemic, including uncertainties about its depth and duration, new variants of COVID-19 that have emerged, the speed, efficacy and availability of vaccines and treatments, its impact on general economic conditions, human capital management, consumer behavior and discretionary spending, the effectiveness of any actions taken in response to the pandemic, and the impact of the pandemic on our manufacturing operations and shipping timelines;
•the extent, availability and effectiveness of any pandemic stimulus packages or loan programs, including the CARES Act;
•the ability of our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, labor shortages, liquidity challenges, bankruptcy filings by other industry participants, and supply chain and other disruptions;
•increases in unemployment rates;
•increases in labor shortages and our ability to sufficiently staff our retail stores;
•general economic conditions, including, but not limited to, inflation, deflation, consumer confidence and consumer spending patterns;
•market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events;
•shifts in consumer behavior, and our ability to adapt, identify and respond to new and changing fashion trends and customer preferences, and to coordinate product development with buying and planning;
•changes in the general or specialty retail or apparel industries, including significant decreases in market demand and the overall level of spending for women’s private branded clothing and related accessories;
•our ability to secure and maintain customer acceptance of in-store and online concepts and styles;
•increased competition in the markets in which we operate, including our ability to remain competitive with customer shipping terms and costs;
•decreases in customer traffic at our stores;
•fluctuations in foreign currency exchange rates;
•significant increases in the costs of manufacturing, raw materials, transportation, importing, distribution, labor and advertising;
•decreases in the quality of merchandise received from suppliers and increases in delivery times for receiving such merchandise;
•our ability to appropriately manage our store fleet and achieve the expected results of store openings or store closures;
•our ability to appropriately manage inventory and allocation processes and leverage targeted promotions;
•our ability to maintain cost saving discipline;
•our ability to operate our retail websites in a profitable manner;
•our ability to successfully identify and implement additional sales and distribution channels;
•our ability to successfully execute and achieve the expected results of our business, brand strategies, brand awareness programs, and merchandising and marketing programs including, but not limited to, the Company’s turnaround strategy, retail fleet optimization plan, sales initiatives, multi-channel strategies and five operating priorities which are: 1) continuing our ongoing digital transformation; 2) further refining product through fit, quality, fabric and innovation in each of our brands; 3) driving increased customer engagement through marketing; 4) maintaining our operating and cost discipline; and 5) further enhancing the productivity of our real estate portfolio;
•our ability to utilize our NSSC, DC and other support facilities in an efficient and effective manner;
•our increased reliance on sourcing from foreign suppliers and significant adverse economic, labor, political or other shifts (including adverse changes in tariffs, taxes or other import regulations, particularly with respect to China, or legislation prohibiting certain imports from China);
•U.S. and foreign governmental actions and policies and changes thereto;
•the continuing performance, implementation and integration of our management information systems;
•our ability to successfully update our information systems;
•the impact of any system failure, cyber security or other data security breaches, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information;
•our ability to comply with any domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security;
•our ability to attract, hire, train, motivate and retain qualified employees in an inclusive environment;
•our ability to successfully recruit leadership or transition members of our senior management team;
•future unsolicited offers to buy the Company and actions of activist shareholders and others and our ability to respond effectively;
•our ability to secure and protect our intellectual property rights and to protect our reputation and brand images;
•unanticipated obligations or changes in estimates arising from new or existing litigation (including settlements thereto), income taxes and other regulatory proceedings;
•unanticipated adverse changes in legal, regulatory or tax laws; and
•our ability to comply with the terms of our Credit Agreement, including the restrictive provisions limiting our flexibility in operating our business and obtaining credit on commercially reasonable terms.
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
The market risk of our financial instruments as of January 29, 2022 has not significantly changed since January 30, 2021. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our Credit Agreement with our bank. Our Credit Agreement, as further discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 13 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K, as of January 29, 2022, had a maturity date of October 30, 2025 and borrowing options which accrue interest, at our election, at either a base rate, determined by reference to the federal funds rate, plus an interest rate margin, or LIBOR, plus an interest rate margin, as defined in the Credit Agreement.
As of January 29, 2022, $99.0 million in net borrowings were outstanding under the Credit Agreement and is reflected as long-term debt in the accompanying consolidated balance sheet. As of January 29, 2022, due to the 75 basis points LIBOR floor under the Credit Agreement in effect at the time, an increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $1.4 million over the remaining term of the loan.
On February 2, 2022, the Company entered into Amendment No. 2 to the Credit Agreement to extend the maturity of the Credit Agreement to February 2, 2027; remove and replace LIBOR benchmark provisions with Term SOFR benchmark provisions; decrease the margin on Term SOFR rate loans drawn under the Credit Agreement; and amend certain restrictive covenants under the Credit Agreement. Information regarding Amendment No. 2 to the Credit Agreement is discussed further in Note 20 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio has historically consisted of cash equivalents and marketable securities which primarily included corporate bonds. We did not have marketable securities as of January 29, 2022. We consider all securities available-for-sale including those with maturity dates beyond 12 months, and therefore classified these securities, as applicable, as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chico’s FAS, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of January 29, 2022 and January 30, 2021, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation Allowances on Deferred Tax Assets
Description of the Matter
As more fully described in Note 17 to the consolidated financial statements, the Company’s deferred tax assets are reduced by a valuation allowance that reflects management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. At January 29, 2022, the Company had gross deferred tax assets of $179.2 million and gross deferred tax liabilities of $144.9 million, resulting in net deferred tax assets of $34.3 million with an offsetting valuation allowance of $35.8 million. Management considered current forecasts of future profitability in assessing the Company’s ability to realize the deferred tax assets where these forecasts included the impact of recent trends, including various macroeconomic factors such as the impact of the pandemic, which can possess a high degree of volatility and could have a significant impact on the Company’s profitability. Given this uncertainty and the Company’s three-year cumulative loss, management has concluded it cannot rely on forecasts of future profitability in assessing the realizability of the deferred tax assets and continues to believe it is not more likely than not that the Company will realize the net deferred tax assets as of January 29, 2022.
Auditing management’s assessment of the realizability of its deferred tax assets was complex and judgmental because the assessment process involves significant judgmental and subjective evaluation of assumptions that may be affected by future operations of the Company, market or economic conditions including the weight of all positive and negative available evidence such as forecasts of future profitability, current and cumulative financial reporting results, reversal of temporary differences and tax planning strategies.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s scheduling of the future reversal of existing taxable temporary differences, identification of feasible, prudent tax planning strategies and assessment of projected future taxable income.
To test the realizability of the deferred tax assets, our audit procedures included, among others, testing the Company’s scheduling of the reversal of existing temporary taxable differences, evaluating the Company’s consideration of prudent and feasible tax planning strategies and evaluating the Company’s consideration of the weight of both positive and negative evidence supporting the potential use of projections of future taxable income to support realizability of the deferred tax assets and the inherent uncertainty in the projections.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Tampa, Florida
March 15, 2022

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	January 29, 2022		January 30, 2021		February 1, 2020
	(52 weeks)		(52 weeks)		(52 weeks)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$1,809,927	100.0%	$1,324,051	100.0%	$2,037,875	100.0%
Cost of goods sold	1,145,929	63.3	1,139,878	86.1	1,335,997	65.6
Gross Margin	663,998	36.7	184,173	13.9	701,878	34.4
Selling, general and administrative expenses	597,418	33.0	526,772	39.8	713,951	35.0
Goodwill and intangible impairment charges	—	0.0	114,344	8.6	—	0.0
Income (Loss) from Operations	66,580	3.7	(456,943)	(34.5)	(12,073)	(0.6)
Interest (expense) income, net	(6,562)	(0.4)	(3,101)	(0.2)	119	0.0
Income (Loss) before Income Taxes	60,018	3.3	(460,044)	(34.7)	(11,954)	(0.6)
Income tax provision (benefit)	13,800	0.7	(99,900)	(7.5)	800	0.0
Net Income (Loss)	$46,218	2.6%	$(360,144)	(27.2)%	$(12,754)	(0.6)%
Per Share Data:
Net income (loss) per common share-basic	$0.39		$(3.11)		$(0.11)
Net income (loss) per common and common equivalent share–diluted	$0.37		$(3.11)		$(0.11)
Weighted average common shares outstanding–basic	117,100		115,994		114,859
Weighted average common and common equivalent shares outstanding–diluted	122,341		115,994		114,859
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	FISCAL YEAR ENDED
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Net Income (Loss)	$46,218	$(360,144)	$(12,754)
Other comprehensive (loss) income:
Unrealized losses on marketable securities, net of taxes	(64)	(88)	200
Foreign currency translation adjustment	—	580	(267)
Comprehensive Income (Loss)	$46,154	$(359,652)	$(12,821)
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 29, 2022	January 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$115,105	$90,791
Marketable securities, at fair value	—	18,559
Inventories	323,389	203,983
Prepaid expenses and other current assets	41,871	30,565
Income tax receivable	13,698	58,140
Total Current Assets	494,063	402,038
Property and Equipment, net	195,332	241,370
Right of Use Assets	463,077	586,061
Other Assets:
Goodwill	16,360	16,360
Other intangible assets	5,000	5,000
Other assets, net	23,005	24,049
Total Other Assets	44,365	45,409
	$1,196,837	$1,274,878
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$180,828	$116,506
Current lease liabilities	172,506	194,551
Other current and deferred liabilities	134,051	120,729
Total Current Liabilities	487,385	431,786
Noncurrent Liabilities:
Long-term debt	99,000	149,000
Long-term lease liabilities	381,081	515,797
Other noncurrent and deferred liabilities	7,867	13,176
Total Noncurrent Liabilities	487,948	677,973
Commitments and Contingencies: (see Note 14)
Shareholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized; 163,823 and 161,032 shares issued; and 122,526 and 119,735 shares outstanding, respectively	1,225	1,197
Additional paid-in capital	508,654	498,488
Treasury stock, at cost, 41,297	(494,395)	(494,395)
Retained earnings	206,020	159,765
Accumulated other comprehensive gain	—	64
Total Shareholders’ Equity	221,504	165,119
	$1,196,837	$1,274,878
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive (Loss) Gain
	Shares	Par Value		Shares	Amount	Retained Earnings		Total
BALANCE, February 2, 2019	116,949	$1,169	$486,406	41,297	$(494,395)	$587,145	$(361)	$579,964
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(1,287)	—	(1,287)
BALANCE, February 2, 2019, as adjusted	116,949	1,169	486,406	41,297	(494,395)	585,858	(361)	578,677
Net loss	—	—	—	—	—	(12,754)	—	(12,754)
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	—	200	200
Foreign currency translation adjustment	—	—	—	—	—	—	(267)	(267)
Issuance of common stock	1,926	19	1,124	—	—	—	—	1,143
Dividends on common stock ($0.35 per share)	—	—	—	—	—	(41,502)	—	(41,502)
Repurchase of common stock & tax withholdings related to share-based awards	(457)	(4)	(2,546)	—	—	—	—	(2,550)
Share-based compensation	—	—	7,145	—	—	—	—	7,145
BALANCE, February 1, 2020	118,418	1,184	492,129	41,297	(494,395)	531,602	(428)	530,092
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	(838)	—	(838)
BALANCE, February 1, 2020, as adjusted	118,418	1,184	492,129	41,297	(494,395)	530,764	(428)	529,254
Net loss	—	—	—	—	—	(360,144)	—	(360,144)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(88)	(88)
Foreign currency translation adjustment	—	—	—	—	—	—	580	580
Issuance of common stock	1,759	18	394	—	—	—	—	412
Dividends on common stock ($0.09 per share)	—	—	—	—	—	(10,855)	—	(10,855)
Repurchase of common stock & tax withholdings related to share-based awards	(442)	(5)	(1,135)	—	—	—	—	(1,140)
Share-based compensation	—	—	7,100	—	—	—	—	7,100
BALANCE, January 30, 2021	119,735	1,197	498,488	41,297	(494,395)	159,765	64	165,119
Net income	—	—	—	—	—	46,218	—	46,218
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(64)	(64)
Issuance of common stock	3,264	33	31	—	—	—	—	64
Dividends on common stock	—	—	—	—	—	37	—	37
Repurchase of common stock & tax withholdings related to share-based awards	(473)	(5)	(1,899)	—	—	—	—	(1,904)
Share-based compensation	—	—	12,034	—	—	—	—	12,034
BALANCE, January 29, 2022	122,526	$1,225	$508,654	41,297	$(494,395)	$206,020	$—	$221,504
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	FISCAL YEAR ENDED
	January 29, 2022	January 30, 2021	February 1, 2020
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net income (loss)	$46,218	$(360,144)	$(12,754)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill and intangible impairment charges, pre-tax	—	114,344	—
Inventory write-offs	502	65,205	8,342
Depreciation and amortization	51,369	63,472	88,411
Non-cash lease expense	184,427	233,104	211,530
Exit of frontline Canada operations	—	498	—
Right of use asset impairment	—	4,795	1,065
Loss on disposal and impairment of long-lived assets, net	1,317	29,967	2,343
Deferred tax benefit	187	1,396	(3,326)
Share-based compensation	12,034	7,100	7,145
Changes in assets and liabilities:
Inventories	(119,908)	(23,962)	(19,861)
Prepaid expenses and other assets	(9,630)	(1,483)	(16,086)
Income tax receivable	44,442	(51,009)	4,784
Accounts payable	64,414	(17,897)	(9,525)
Accrued and other liabilities	7,402	12,111	(603)
Lease liability	(220,163)	(175,329)	(228,121)
Net cash provided by (used in) operating activities	62,611	(97,832)	33,344
Cash Flows from Investing Activities:
Purchases of marketable securities	(268)	(5,477)	(49,663)
Proceeds from sale of marketable securities	18,761	50,702	47,955
Purchases of property and equipment	(13,245)	(11,360)	(33,939)
Proceeds from sale of Corporate assets	8,295	—	—
Net cash provided by (used in) investing activities	13,543	33,865	(35,647)
Cash Flows from Financing Activities:
Proceeds from borrowings	—	255,500	—
Payments on borrowings	(50,000)	(149,000)	(15,000)
Payments of debt issuance costs	—	(4,279)	—
Proceeds from issuance of common stock	64	412	1,143
Dividends paid	—	(10,701)	(41,179)
Payments of tax withholdings related to share-based awards	(1,904)	(1,140)	(2,550)
Net cash (used in) provided by financing activities	(51,840)	90,792	(57,586)
Effects of exchange rate changes on cash and cash equivalents	—	(6)	(267)
Net increase (decrease) in cash and cash equivalents	24,314	26,819	(60,156)
Cash and Cash Equivalents, Beginning of period	90,791	63,972	124,128
Cash and Cash Equivalents, End of period	$115,105	$90,791	$63,972

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,753	$7,670	$2,078
Cash received for income taxes, net	$30,025	$50,162	$614
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)

1.BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business
The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us” and “our”). We operate as an omnichannel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates and complementary accessories. We currently sell our products through retail stores, catalogs and via our websites at www.chicos.com, www.chicosofftherack.com, www.whbm.com and www.soma.com. As of January 29, 2022, we had 1,266 stores located throughout the United States (“U.S.”), Puerto Rico and the U.S. Virgin Islands, and sold merchandise through 59 international franchise locations in Mexico and 2 domestic airport locations.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these consolidated financial statements are the fiscal years ended January 29, 2022 (“fiscal 2021” or “current period”), January 30, 2021 (“fiscal 2020” or “prior period”) and February 1, 2020 (“fiscal 2019”).
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Segment Information
Our operating segments consist of our Chico's brand, our White House Black Market (“WHBM”) brand and our Soma brand. Our three operating segments are aggregated into one reportable segment due to the similarities of the economic and operating characteristics of the brands.
COVID-19 Pandemic Update
The novel strain of coronavirus (“COVID-19”) pandemic (the “COVID-19 pandemic” or the “pandemic”) resulted in significant challenges across our business since March 2020 and is expected to continue to disrupt our business operations for fiscal 2022 to varying degrees. Many of our markets imposed limitations, varying by market and in frequency, on the access to the Company's store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions have relaxed and markets are primarily open, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences and cause disruptions to the supply chain and increase our raw materials and freight costs. Due to the uncertainty over the duration and severity of the economic and operational impacts of the pandemic, the material adverse impact of the pandemic may continue into our fiscal year 2022.

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
Adoption of New Accounting and Regulatory Pronouncements
In December 2019, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes ("ASU 2019-12"), which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this new guidance in the first quarter of fiscal 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.
In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848) (“ASU 2021-01”). The amendments in ASU 2021-01 provide optional expedients and exceptions for applying Generally Accepted Accounting Principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of the reference rate reform. This guidance is effective upon issuance (January 7, 2021). The Company adopted this new guidance in the first quarter of fiscal 2021. The adoption of ASU 2021-01 did not have a material impact on our consolidated financial statements.
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
Marketable Securities
Marketable securities are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive gain until realized. For the purposes of computing realized and unrealized gains and losses, cost and fair value are determined on a specific identification basis. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities, as applicable, within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs.
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
Costs associated with sourcing are generally capitalized while merchandising, distribution and product development costs are generally expensed as incurred and are included in the accompanying consolidated statements of income (loss) as a component of cost of goods sold (“COGS”). Approximately 13% of total purchases in fiscal 2021 and 2020 were made from one supplier. In fiscal 2021 and 2020, approximately 31% and 38%, respectively, of our merchandise cost originated in China.
Capitalized Costs in Cloud Computing Arrangements
We capitalize implementation costs in cloud computing arrangement (“CCA”) service contracts. Unamortized capitalized costs were $15.6 million as of January 29, 2022 and $10.0 million as of January 30, 2021. Accumulated amortization was $2.6 million as of January 29, 2022 and $0.7 million as of January 30, 2021. Expense related to capitalized CCA contracts for fiscal 2021, 2020 and 2019 was $3.1 million, $1.3 million and $0.1 million, respectively.
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
For fiscal 2021, we performed a qualitative assessment of the goodwill associated with the Chico's reporting unit and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment date. Had the Company elected to bypass the qualitative assessment, or if the results of the qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, an impairment test would have been performed.
Due to the impact of the pandemic during fiscal 2020, the Company performed an interim impairment assessment of our goodwill as of April 4, 2020. As a result, the Company recognized pre-tax goodwill impairment charges during the first quarter of fiscal 2020 of $20.0 million at the Chico's reporting unit and a charge of $60.4 million at the WHBM reporting unit, as further discussed in Note 3. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of income (loss).
As part of the Company's annual impairment test during the fourth quarter (the “annual impairment test”), for fiscal 2020 and 2019, we elected to bypass the qualitative assessment and perform impairment testing for each of our reporting units, as applicable. As a result of the annual impairment test, for fiscal 2020 and 2019, the estimated fair value of each of our reporting units, as applicable, exceeded their respective carrying value and, as such, we concluded that the goodwill was not impaired at those measurements dates.

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
For fiscal 2021, we performed a qualitative assessment of the WHBM trade name and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment date.
Due to the impact of the pandemic during fiscal 2020, the Company performed an interim impairment assessment of our indefinite-lived intangible assets as of April 4, 2020. As a result, the Company recognized the following pre-tax impairment charges during the first quarter of fiscal 2020 to write down the carrying values of its indefinite-lived intangible assets to their fair values as follows: $28.0 million of our WHBM trademark and $4.8 million of our Chico's franchise rights, as further discussed in Note 3. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of income (loss).
As part of the Company's annual impairment test during the fourth quarter, for fiscal 2020 and 2019, we elected to bypass the qualitative assessment and perform impairment testing on the WHBM trademark and Chico's franchise rights. As a result of the annual impairment test, for fiscal 2020, the Company recognized an additional pre-tax impairment charge of $1.0 million on our WHBM trademark and $0.2 million on our Chico's franchise rights, as further discussed in Note 3. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of income (loss). For fiscal 2019, the estimated fair value of our indefinite-lived intangible assets exceeded their respective carrying value and, as such, we concluded our indefinite-lived intangible assets were not impaired as of the annual assessment date.
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
Fiscal 2021 and 2019 Long-Lived Asset Impairment Charges
In fiscal 2021 and 2019, we completed an evaluation of certain of our long-lived assets which primarily consisted of leasehold improvements at certain underperforming stores, operating lease assets, capitalized implementation costs related to our cloud computing arrangements and other technology-related assets for indicators of impairment.
For fiscal 2021, we recorded $2.9 million in pre-tax impairment charges upon completion of our evaluation of long-lived assets which is primarily included in selling, general and administrative expenses (“SG&A”) in the accompanying consolidated statements of income (loss). Of the $2.9 million, $1.2 million in pre-tax impairment charges related to certain Company-owned real estate and $1.6 million in pre-tax impairment charges consisted of impairment on capitalized implementation costs related to our cloud computing arrangements. Pre-tax impairment charges for long-lived assets at retail stores during fiscal 2021 were immaterial. We did not record impairment charges related to our operating lease assets during fiscal 2021.
For fiscal 2019, we recorded $3.3 million in pre-tax impairment charges upon completion of our evaluation of long-lived assets. Of the $3.3 million, $2.0 million in pre-tax impairment charges consisted of impairment on capitalized implementation costs related to our cloud computing arrangements and $1.1 million in pre-tax impairment charges related to our operating lease assets. Pre-tax impairment charges for long-lived assets at retail stores during fiscal 2019 were immaterial. The $3.3 million in pre-tax impairment charges on our long-lived assets are reflected in the financial statements as $1.3 million in COGS and $2.0 million in SG&A in the accompanying consolidated statements of income (loss).

Fiscal 2020 Long-Lived Asset Impairment Charges Related to the Pandemic
Due to the impact of the pandemic during fiscal 2020, we recorded $34.5 million in pre-tax impairment charges upon completion of our evaluation of long-lived assets. Of the $34.5 million in pre-tax impairment charges, $19.1 million and $3.2 million consisted of leasehold improvements and operating lease assets, respectively, at certain underperforming stores. The remaining $12.1 million in pre-tax impairment charges on our long-lived assets primarily consisted of capitalized implementation costs related to our cloud computing arrangements, other technology-related assets and other right of use assets. The $34.5 million in pre-tax impairment charges on our long-lived assets are reflected in the financial statements as $24.0 million in COGS and $10.4 million in SG&A in the accompanying consolidated statements of income (loss), as further discussed in Note 4.
Revenue Recognition
Retail sales by our stores are recorded at the point of sale and are net of estimated customer returns, sales discounts under rewards programs and Company issued coupons, promotional discounts and employee discounts. For sales from our websites and catalogs, revenue is recognized at the point of shipment. Amounts related to shipping and handling costs billed to customers are recorded in net sales and the related shipping and handling costs are recorded in COGS in the accompanying consolidated statements of income (loss).
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
Advertising Costs
Advertising costs associated with the production of non-media advertising are charged to expense as incurred and media production costs (such as television, magazine and catalogs) are expensed when the advertising first takes place. For fiscal 2021, 2020 and 2019, advertising expense was approximately $91.4 million, $94.6 million and $103.3 million, respectively, and is included within SG&A in the accompanying consolidated statements of income (loss).
Treasury Stock
Treasury stock is accounted for at cost. These shares are not retired and are excluded from the calculation of income (loss) per share.
Share-Based Compensation
Share-based compensation for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. The fair value of restricted stock awards and performance-based awards, except for the grants of special performance-based restricted stock units (“PSUs”) granted in fiscal 2019 and 2020, is determined by using the closing price of the Company’s common stock on the date of the grant. A Monte Carlo simulation under the option pricing framework was used to determine the grant-date fair value of the special PSU grants made in fiscal 2019 and 2020. Compensation expense for performance-based awards is recorded based on the amount of the award ultimately expected to vest, depending on the level and likelihood of the performance condition being met.

Shipping and Handling Costs
Shipping and handling costs to transport goods to customers amounted to $82.3 million, $71.7 million and $62.8 million in fiscal 2021, 2020 and 2019, respectively, and are included within COGS in the accompanying consolidated statements of income (loss).
Store Occupancy and Pre-Opening Costs
Store occupancy and pre-opening costs (including store-related costs and training expenses) incurred prior to the opening of new stores are expensed as incurred and are included within COGS in the accompanying consolidated statements of income (loss).
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
Foreign Currency
The functional currency of our foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the current exchange rate in effect as of the date of the transaction. The resulting translation adjustments are recorded as a component of comprehensive income in the consolidated statements of comprehensive income (loss). Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in the consolidated statements of income (loss).
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
Income (Loss) Per Share
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of income (loss) per common share pursuant to the “two-class” method. For us, participating securities are composed entirely of unvested restricted stock awards granted prior to fiscal 2020 and PSUs that have met their relevant performance criteria.
Under the two-class method, net income (loss) is reduced by the amount of dividends declared in the period for common stock and participating securities. The remaining undistributed income is then allocated to common stock and participating securities as if all of the net income for the period had been distributed. Basic income (loss) per share excludes dilution and is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period including the participating securities. Diluted income (loss) per share reflects the dilutive effect of potential common shares from non-participating securities such as restricted stock awards granted after fiscal 2019, stock options, PSUs and restricted stock units.
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

	Fiscal 2021	%	Fiscal 2020	%	Fiscal 2019	%

Chico’s	$815,647	45.1%	$595,968	45.0%	$1,045,221	51.3%
WHBM	516,164	28.5	376,236	28.4	627,315	30.8
Soma	478,116	26.4	351,847	26.6	365,339	17.9
Total net sales	$1,809,927	100.0%	$1,324,051	100.0%	$2,037,875	100.0%
Contract Liability
Contract liabilities on the accompanying consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of January 29, 2022 and January 30, 2021, contract liabilities primarily consisted of gift cards of $43.5 million and $40.4 million, respectively. For fiscal 2021, the Company recognized $26.2 million of revenue that was previously included in the gift card contract liability as of January 30, 2021. For fiscal 2020, the Company recognized $20.6 million of revenue that was previously included in the gift card contract liability as of February 1, 2020. The contract liability for our loyalty program was not material as of January 29, 2022 or January 30, 2021.
Performance Obligation
For fiscal 2021, 2020 and 2019, revenue recognized from performance obligations to customers related to prior periods were not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.
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
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach as of April 4, 2020 (the “interim test”), which was the last day in the second month of the first fiscal quarter. The valuation of the Company's goodwill and indefinite-lived intangible assets was determined with the assistance of an independent valuation firm using the income approach (discounted cash flow (“DCF”) method) and relief from royalty method, respectively. We applied a 100% weighting to the income approach as we were able to provide detailed forecasts for the foreseeable future to perform a DCF analysis. We did not utilize a market approach in the fair value assessment of the reporting units as the implied EBITDA or sales multiples from the market approach did not yield reasonable fair values given the volatile market conditions at the time of the assessment. In addition, the Company’s publicly traded market capitalization was reconciled to the sum of the fair values of the reporting units estimated using the income approach described above. The fair value of our trademark was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trademark.
Changes in key assumptions and the resulting reduction in projected future cash flows included in the interim test resulted in a decrease in the fair values of our Chico's and WHBM reporting units such that their fair values were less than their carrying values. As a result, the Company recognized the following pre-tax goodwill impairment charges during the first quarter of fiscal 2020: a charge of $20.0 million at the Chico's reporting unit and a charge of $60.4 million at the WHBM reporting unit, reducing the carrying value of goodwill to zero for the WHBM reporting unit. In addition, the Company recognized pre-tax impairment charges to write down the carrying values of its other indefinite-lived intangible assets to their fair values as follows: $28.0 million of our WHBM trademark and $4.8 million of our Chico's franchise rights. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of income (loss).

Fiscal 2020 Annual Impairment Assessment
For fiscal 2020, the Company elected to bypass the qualitative assessment of its goodwill and indefinite-lived intangible assets and performed a quantitative valuation of its goodwill and intangible assets during the fourth quarter (the “annual impairment test”). The valuation of the Company's goodwill and indefinite-lived intangible assets was determined with the assistance of an independent valuation firm using the income approach (DCF method) and relief from royalty method, respectively. We applied a 100% weighting to the income approach as we were able to provide detailed forecasts for the foreseeable future to perform a DCF analysis. We did not utilize a market approach in the fair value assessment of the reporting units as the implied EBITDA or sales multiples from the market approach did not yield reasonable fair values given the volatile market conditions at the time of the assessment. In addition, the Company’s publicly traded market capitalization was reconciled to the sum of the fair values of the reporting units’ estimates using the income approach described above. The fair value of our trademark was determined using an approach that values the Company’s cash savings from having a royalty-free license compared to the market rate it would pay for access to use the trademark.
As a result of Company's annual impairment test, we determined there was no incremental impairment for goodwill in fiscal 2020 and recorded the following additional impairment charges in fiscal 2020 of its other indefinite-lived intangible assets as follows: $1.0 million of our WHBM trademark and $0.2 million of our Chico's franchise rights. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of income (loss).
We did not record goodwill and intangible impairment charges during fiscal 2021 and 2019.
The following table details the changes in goodwill and other indefinite-lived assets, net, as of January 29, 2022 and January 30, 2021:

	Gross Carrying Amount	Accumulated Impairment Charge	Net Carrying Amount
Goodwill:
Chico's reporting unit	$36,403	$(20,043)	$16,360
WHBM reporting unit	60,371	(60,371)	—
	$96,774	$(80,414)	$16,360

Other intangible assets:
WHBM trademark	$34,000	$(29,000)	$5,000
Chico's franchise rights	4,930	(4,930)	—
	$38,930	$(33,930)	$5,000
4.LONG-LIVED ASSET IMPAIRMENT CHARGES:
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
Fiscal 2021 and 2019 Long-Lived Asset Impairment Charges
In fiscal 2021 and 2019, we completed an evaluation of certain of our long-lived assets which primarily consisted of leasehold improvements at certain underperforming stores, operating lease assets, capitalized implementation costs related to our cloud computing arrangements and other technology-related assets for indicators of impairment.
For fiscal 2021, we recorded $2.9 million in pre-tax impairment charges upon completion of our evaluation of long-lived assets which is primarily included in SG&A in the accompanying consolidated statements of income (loss). Of the $2.9 million, $1.2 million in pre-tax impairment charges related to certain Company-owned real estate and $1.6 million in pre-tax impairment charges consisted of impairment on capitalized implementation costs related to our cloud computing arrangements. Pre-tax impairment charges for long-lived assets at retail stores during fiscal 2021 were immaterial. We did not record impairment charges related to our operating lease assets during fiscal 2021.

For fiscal 2019, we recorded $3.3 million in pre-tax impairment charges upon completion of our evaluation of long-lived assets. Of the $3.3 million, $2.0 million in pre-tax impairment charges consisted of impairment on capitalized implementation costs related to our cloud computing arrangements and $1.1 million in pre-tax impairment charges related to our operating lease assets. Pre-tax impairment charges for long-lived assets at retail stores during fiscal 2019 were immaterial. The $3.3 million in pre-tax impairment charges on our long-lived assets are reflected in the financial statements as $1.3 million in COGS and $2.0 million in SG&A in the accompanying consolidated statements of income (loss).
Fiscal 2020 Long-Lived Asset Impairment Charges Related to the Pandemic
In fiscal 2020, the Company experienced varying degrees of business disruptions as a result of the pandemic, which had a material adverse impact on our business operations and operating results and operating cash flows. As a result, the Company reduced its level of forecasted earnings for fiscal 2020 and future periods across all of its brands. In light of the temporary closure of all its stores across North America during the first quarter of fiscal 2020 and lower-than-expected earnings for fiscal 2020 and future periods, the Company concluded that these factors, among other factors, represented impairment indicators which required the Company to test certain of its long-lived assets and operating lease assets for impairment during fiscal 2020.
As a result of the pandemic, during fiscal 2020, we completed an evaluation of certain long-lived assets for indicators of impairment, and consequently, recorded pre-tax impairment charges of approximately $29.7 million, of which consisted of $19.1 million in leasehold improvements at certain underperforming stores and $10.5 million which primarily consisted of capitalized implementation costs related to our cloud computing arrangements and other technology-related assets. The $29.7 million in pre-tax impairment charges are reflected in the financial statements as $20.8 million in COGS and $8.9 million in SG&A in the accompanying consolidated statements of income (loss). Pre-tax impairment charges reduced the net carrying value of long-lived assets at retail stores to their estimated fair value, as determined using a discounted cash flow model.
As a result of the impact of the pandemic, during fiscal 2020, we completed an evaluation of our operating lease assets for indicators of impairment, and consequently, recorded pre-tax impairment charges of approximately $4.8 million, of which $3.2 million consisted of impairment on operating lease assets at certain underperforming stores. The $4.8 million in pre-tax impairment charges are reflected in the financial statements as $3.2 million in COGS and $1.6 million in SG&A in the accompanying consolidated statements of income (loss).
5.INVENTORY:
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
Inventory write-offs during fiscal 2021, 2020 and 2019 were $0.5 million, $65.2 million and $8.3 million, respectively. The $65.2 million inventory write-off for fiscal 2020 included $55.4 million in significant inventory-write offs as a result of changes in the market for those inventories and the resulting slowdown in sell through rates due to the impact of the pandemic during fiscal 2020.
6.RETAIL FLEET OPTIMIZATION PLAN:
In fiscal 2018, the Company announced a retail fleet optimization plan to rebalance the mix between our physical store presence and our digital network. Stores support the digital strategy and give us an enhanced presence. In fiscal 2019, the Company recorded pre-tax accelerated depreciation charges within COGS of $11.1 million associated with this retail fleet optimization plan. Accelerated depreciation of property and equipment for fiscal 2021 and 2020 was immaterial.
To further support the digital strategy and improve store productivity, we anticipate closing approximately 40 stores in fiscal 2022. We also plan to invest in opening up to 30 Soma stores in fiscal 2022. We will continue to evaluate our store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.
7.MARKETABLE SECURITIES:
Marketable securities are classified as available-for-sale and has historically consisted of corporate bonds, commercial paper, U.S. government agencies and municipal securities. We did not have marketable securities as of January 29, 2022.

The following tables summarize our investments in marketable securities at January 30, 2021:

	January 30, 2021

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

The following table presents quantitative information about Level 3 significant unobservable inputs for the WHBM trademark, long-lived assets at retail stores and operating lease assets for impairment charges incurred during the period indicated.

		January 30, 2021 (52 weeks)
	Fair Value	Valuation Technique	Unobservable Input	Range (Weighted Average)

WHBM Trademark	$5,000	Relief from royalty	Weighted-average cost of capital	13% to 15%
			Long-term revenue growth rate	-1% to 16%
Long-lived assets at retail stores and operating lease assets (1)	$89,588	Discounted cash flow	Weighted-average cost of capital	11% to 13%
			Long-term revenue growth rate	2% to 53%
(1) The fair value of $89.6 million specifically relates to only those locations which had impairment charges related to the pandemic during fiscal 2020.
As of January 29, 2022 and January 30, 2021, the fair value of goodwill for the Chico's reporting unit and the WHBM trademark was $16 million and $5.0 million, respectively.
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach during fiscal 2020 and recognized $114.3 million in pre-tax goodwill and indefinite-lived intangible impairment charges as further discussed in Note 3, $29.7 million in pre-tax impairment charges primarily consisting of leasehold improvements at certain underperforming stores, capitalized implementation costs related to our cloud computing arrangements and other technology-related assets, and $4.8 million in pre-tax impairment charges for operating lease assets, as further discussed in Note 4. Impairment charges for assets evaluated for impairment on a nonrecurring basis were not material during fiscal 2021.
As of January 29, 2022 and January 30, 2021, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
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

In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using				January 29, 2022 (52 weeks)
	Balance as of January 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment (1)

Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$25,396	$25,396	$—	$—
Noncurrent Assets
Deferred compensation plan	$6,233	$6,233	$—	$—
Total recurring fair value measurements	$31,629	$31,629	$—	$—

		Fair Value Measurements at Reporting Date Using				January 30, 2021 (52 weeks)
	Balance as of January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment

Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$36,809	$36,809	$—	$—
Marketable securities:
Corporate bonds	18,559	—	18,559	—
Noncurrent Assets
Deferred compensation plan	8,993	8,993	—	—
Total recurring fair value measurements	$64,361	$45,802	$18,559	$—
Nonrecurring fair value measurements:
Noncurrent Assets
Goodwill	$16,360	$—	$—	$16,360		$(80,414)
Trademark	5,000	—	—	5,000		(29,000)
Long-lived assets	7,090	—	5,990	1,100	(2)	(29,669)
Operating lease assets	88,488	—	—	88,488	(2)	(4,795)
Total nonrecurring fair value measurements	$116,938	$—	$5,990	$110,948		$(143,878)
(1) Impairment charges for assets evaluated for impairment on a nonrecurring basis were not material during fiscal 2021.
(2) The fair value of $1.1 million and $88.5 million specifically relates to only those locations which had asset impairment charges related to the pandemic during fiscal 2020.

9.PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets consisted of the following:

	January 29, 2022	January 30, 2021

Prepaid expenses	$26,271	$16,667
Accounts receivable	7,134	8,725
Other current assets	8,466	5,173
Prepaid expenses and other current assets	$41,871	$30,565
10.PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following:

	January 29, 2022	January 30, 2021

Land and land improvements	$26,431	$30,403
Building and building improvements	124,559	124,665
Equipment, furniture and fixtures	640,126	648,810
Leasehold improvements	454,556	460,883
Total property and equipment	1,245,672	1,264,761
Less: accumulated depreciation and amortization	(1,050,340)	(1,023,391)
Property and equipment, net	$195,332	$241,370
Total depreciation expense for fiscal 2021, 2020 and 2019 was $50.4 million, $63.2 million and $88.0 million, respectively. Depreciation expense in fiscal 2019 included $11.1 million of accelerated depreciation in connection with our retail fleet optimization plan as further discussed in Note 6.
During fiscal 2021, the Company sold certain of its Corporate assets for $8.3 million, resulting in a net gain of $1.8 million as reflected in loss on disposal and impairment of long-lived assets, net, in the accompanying consolidated statements of cash flows.
11.LEASES:
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
The Company deferred substantially all rent payments due in the months of April, May and June 2020 and otherwise made reduced rent payments where and when applicable during fiscal 2020 as a result of the impact of the pandemic. In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During fiscal 2021 and 2020, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications as a result of the impact of the pandemic. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all pandemic-

related rent concessions and related amendments, including pandemic-related lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company continued recording lease expense during deferral periods, as applicable, in accordance with its existing policies. The Company made rent payments in accordance with its lease terms during fiscal 2021.
Operating lease expense was as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019

Operating lease cost (1)	$219,351	$235,301	$250,767
(1) Includes approximately $38.4 million, $30.4 million and $22.6 million in variable lease costs for fiscal 2021, 2020 and 2019, respectively.
Supplemental balance sheet information related to operating leases was as follows:

	Fiscal 2021	Fiscal 2020

Right of Use Assets	$463,077	$586,061

Current lease liabilities	$172,506	$194,551
Long-term lease liabilities	381,081	515,797
Total operating lease liabilities	$553,587	$710,348

Weighted Average Remaining Lease Term (years)	4.0	4.5

Weighted Average Discount Rate (1)	4.5%	4.9%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease, weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Fiscal 2021	Fiscal 2020		Fiscal 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$220,163	$175,329	(1)	$228,121
Right of use assets obtained in exchange for lease obligations, non-cash	$35,010	$140,833		$51,204
(1) The Company suspended or deferred rental payments when and where applicable as a result of the impact of the pandemic..

Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of variable common area maintenance charges and/or contingent rental payments based on sales) as of January 29, 2022, are approximately as follows:

FISCAL YEAR ENDING:
January 28, 2023	$193,685
February 3, 2024	151,157
February 1, 2025	109,307
January 31, 2026	70,492
January 30, 2027	43,276
Thereafter	38,893
Total future minimum lease payments	$606,810
Less imputed interest	(53,223)
Total	$553,587
Certain leases provide that we may cancel the lease if our retail sales at that location fall below an established level. A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically met or exercised a significant number of these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2021, 2020 and 2019, total rent expense under operating leases was approximately $219.4 million, $235.3 million and $250.8 million, respectively, including common area maintenance charges of approximately $41.8 million, $32.8 million and $45.7 million, respectively, other rental charges of approximately $34.3 million, $49.8 million and $38.4 million, respectively, and contingent rental expense, based on sales, of approximately $4.3 million, $2.4 million and $4.9 million, respectively.
12. OTHER CURRENT AND DEFERRED LIABILITIES:
Other current and deferred liabilities consisted of the following:

	January 29, 2022	January 30, 2021

Allowance for customer returns, gift cards and store credits outstanding	$59,035	$52,974
Accrued payroll, benefits, bonuses and severance costs and termination benefits	41,507	31,848
Other	33,509	35,907
Other current and deferred liabilities	$134,051	$120,729
The Coronavirus Aid, Relief and Economic Security (“CARES”) Act provided for the deferral of the employer-paid portion of social security payroll taxes in fiscal 2020. We elected to defer the employer-paid portion of social security payroll taxes through December 31, 2020 of $10.8 million which was remitted in fiscal 2021. The CARES Act also provided refundable employee retention credits, which could be used to offset payroll tax liabilities. For the year ended January 30, 2021, we recorded a benefit of approximately $7.0 million, which primarily offsets payroll tax expense.
13.DEBT:
On October 30, 2020, the Company and certain material domestic subsidiaries entered into Amendment No. 1 (the “Amendment”) to its credit agreement (as amended, the “Credit Agreement”), dated as of August 2, 2018, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association (“Wells Fargo Bank”), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Credit Agreement provides for a five-year asset-based senior secured revolving loan (“ABL”) and letter of credit facility of up to $285.0 million, maturing October 30, 2025. The interest rate applicable to the ABL is equal to 2.25% (subject to increase to 2.50% based upon average quarterly excess availability under the ABL), with a LIBOR floor of 75 basis points. The Credit Agreement also provides for a $15.0 million first-in last-out loan (“FILO”). The interest rate applicable to the FILO is equal to, at the Company's option, either a base rate, determined by reference to the federal funds rate, or a LIBOR with a floor of 75 basis points, plus in each case an interest rate margin of 4.5%. The Company expects borrowings to be at a LIBOR, plus an interest rate margin 4.5%. The FILO includes a prepayment penalty equal to 1.0% in the first year, 0.5% in the second year and none thereafter. The FILO can only be prepaid if there are no outstanding borrowings under the ABL. In addition, the Company will pay a commitment fee per annum on the unused portion of the commitments under the Credit Agreement.
The Credit Agreement contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Credit Agreement and the borrowing base, determined after giving effect to any such transaction or payment, on a pro forma basis.
As of January 29, 2022, our outstanding debt consisted of $99.0 million in net borrowings under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of January 29, 2022, the available additional borrowing capacity under the Credit Agreement was approximately $167.3 million, inclusive of $29.3 million of excess availability. The $99.0 million in net borrowings includes a $106.5 million draw on our facility on March 18, 2020 in response to store closures due to the pandemic, partially offset by a $50.0 million payment made in fiscal 2021. As of January 29, 2022, deferred financing costs of $3.5 million was outstanding related to the Credit Agreement, and is presented in other current assets in the accompanying consolidated balance sheets.
On February 2, 2022, the Company entered into Amendment No. 2 to its Credit Agreement, dated as of August 2, 2018, which extended the maturity of the Credit Agreement from October 30, 2025 to February 2, 2027; removes and replaces LIBOR benchmark provisions with Term SOFR benchmark provisions; decreases the margin on Term SOFR rate loans drawn under the Credit Agreement; and amends certain restrictive covenants under the Credit Agreement. Information regarding Amendment No. 2 as discussed further in Note 20.
The following table provides details on our debt outstanding as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021

Credit Agreement	$99,000	$149,000
    There are no debt payments due through fiscal year 2024 and $99.0 million is due in fiscal 2025.
14.COMMITMENTS AND CONTINGENCIES:
Leases
    Information regarding our lease commitments and contingencies, including total rent expense under operating leases and minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses and exclusive of variable common area maintenance charges and/or contingent rental payments based on sales), as of January 29, 2022 as discussed further in Note 11.
Open Purchase Orders
At January 29, 2022 and January 30, 2021, we had approximately $517.3 million and $256.1 million, respectively, of open purchase orders for inventory, in the normal course of business.
Legal Proceedings
In February 2021, the Company was named as a defendant in Mercedes Haldy, et al. v. White House Black Market, Inc. (“WHBM”), et al., a putative class action filed in the Superior Court of California, Orange County, and subsequently removed to the United States District Court, Central District of California (“Haldy”). The Haldy complaint alleges numerous violations of California law related to payment of wages and other compensation, meal periods, rest periods, and wage statements, among other things. Plaintiff seeks to represent a class of current and former nonexempt employees of WHBM and Chico’s stores in California.
In August 2021, the Company was named as a defendant in Margarita Hernandez v. Chico’s FAS, Inc., et al., a putative class action filed in the Superior Court of California, Orange County seeking to represent a class of current and former nonexempt employees of Chico’s, WHBM and Soma stores in California (“Hernandez”). The Hernandez complaint alleges many of the same wage and labor violations as the Haldy complaint and seeks the same relief.
During a mediation in September 2021, the Company reached an agreement in principle to settle the above cases. A Memorandum of Understanding was entered into by all parties as of October 18, 2021 and a full settlement agreement was executed by all parties as of January 10, 2022. Based on the foregoing, the Company does not expect that the resolution of these cases will have a material adverse effect on its results of operations or consolidated financial statements, but if the settlement agreement is not approved by the respective courts, the ultimate resolution of these cases could have a material adverse effect on the Company’s results of operations or consolidated financial statements.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to other matters as of January 29, 2022 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.
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
We have historically issued restricted stock, including non-vested restricted stock, performance-based stock units and stock options. Shares of non-vested restricted stock granted prior to fiscal 2020 have the same voting rights as common stock, are entitled to receive dividends and other distributions, and are considered to be currently issued and outstanding. Shares of restricted stock granted after fiscal 2019 have the same voting rights as common stock, are entitled to dividend equivalents only to the extent they have met their specific service conditions and are considered to be currently issued and outstanding. The Company's performance-based stock units are subject to vesting conditions, including meeting specified annual Company performance objectives. Under the annual PSU grants in March 2021, each performance based award recipient could vest 0% to 175% of the target shares granted contingent on the achievement of the Company's financial performance metrics. Performance-based stock units are entitled to dividend equivalents only to the extent the specific performance goals are met and are entitled to voting rights only upon the issuance of shares after meeting these specific performance goals. Generally, share-based awards vest evenly over three years or cliff-vest after a three-year period; stock options generally have a 10-year term. As of January 29, 2022, approximately 8.1 million shares remain available for future grants of share-based awards assuming all awards will vest 100% of the target shares granted.
    Share-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. We estimate the expected forfeiture rate for all share-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the share-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. Total compensation expense related to share-based awards in fiscal 2021, 2020 and 2019 was $12.0 million, $7.1 million and $7.1 million, respectively. The total tax benefit associated with share-based compensation for fiscal 2021, 2020 and 2019 was $3.1 million, $1.8 million and $1.8 million, respectively.

Restricted Stock Awards
Restricted stock awards vest in equal annual installments over a three-year period from the date of grant, except for a restricted stock award granted to our then Chief Executive Officer (“CEO”) and President in fiscal 2019, which vests over a four-year period from the date of grant, and restricted stock awards granted in March 2021, which vest 50% one year from the date of grant, 30% two years from the date of grant and 20% three years from the date of grant.
Restricted stock award activity for fiscal 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,419,645	$3.75
Granted	3,754,741	2.98
Vested	(1,516,749)	4.02
Forfeited	(517,397)	2.95
Unvested, end of period	5,140,240	3.18
Total fair value of shares of restricted stock awards that vested during fiscal 2021, 2020 and 2019 was $6.2 million, $3.3 million and $6.7 million, respectively. The weighted average grant date fair value of restricted stock awards granted during fiscal 2021, 2020 and 2019 was $2.98, $3.37 and $4.22, respectively. As of January 29, 2022, there was $8.4 million of unrecognized share-based compensation expense related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average remaining period of approximately 1.7 years.
Restricted Stock Units
Restricted stock units vest 100% one year from the date of grant with certain rights to defer settlement in shares of our common stock, except for restricted stock units granted in March 2021, which vest 50% one year from the date of grant, 30% two years from the date of grant and 20% three years from the date of grant.
Restricted stock unit activity for fiscal 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	163,930	$2.49
Granted	500,000	2.56
Vested	(16,580)	8.75
Forfeited	—	—
Unvested, end of period	647,350	2.38
Total fair value of shares of restricted stock units that vested during fiscal 2021 and 2020 was $0.1 million and $0.02 million, respectively. The weighted average grant date fair value of restricted stock units granted during fiscal 2021 and 2020 was $2.56 and $1.25, respectively. As of January 29, 2022, there was $0.6 million of unrecognized share-based compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted average remaining period of approximately 2.1 years.

Performance-based Stock Units
For fiscal 2021, we granted PSUs contingent upon the achievement of Company-specific performance goals during the three fiscal years 2021 through 2023. Any units earned as a result of the achievement of the performance goals of the PSUs will cliff vest three years from the date of grant and will be settled in shares of our common stock.
Performance-based stock unit activity for fiscal 2021 was as follows:

	Number of Units/Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,782,457	$2.04
Granted	1,171,170	2.67
Vested	—	—
Forfeited	(219,420)	2.00
Unvested, end of period	3,734,207	2.24
Total fair value of performance-based stock units that vested during fiscal 2021, 2020 and 2019 was $0.0 million, $0.1 million and $1.4 million, respectively. The weighted average grant date fair value of PSUs granted during fiscal 2021, 2020 and 2019 was $2.67, $2.49 and $2.87, respectively. As of January 29, 2022, there was $3.2 million of unrecognized share-based compensation expense related to non-vested PSUs. That cost is expected to be recognized over a weighted average period of approximately 1.9 years.
Employee Stock Purchase Plan
At the 2021 Annual Meeting, shareholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) under which substantially all full-time employees are given the right to purchase shares of our common stock during each of the four specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2021, 2020 and 2019, approximately 14 thousand, 245 thousand and 354 thousand shares, respectively, were purchased under the ESPP. Cash received from purchases under the ESPP for fiscal 2021 was $0.1 million.
Share Repurchase Program
In November 2015, we announced a $300 million share repurchase authorization for the Company's common stock. We did not repurchase any of the Company's common stock during fiscal 2021, 2020 and 2019. As of January 29, 2022, $55.2 million remains under the share repurchase program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.
16.RETIREMENT PLANS:
We have a 401(k) defined contribution employee retirement benefit plan (the “Plan”) covering all employees upon the completion of six months of service and 500 hours worked. Participants must meet a minimum age requirement of 21. Under the Plan, employees may contribute up to 75 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. Employees’ rights to Company contributions vest fully upon completing five years of service, with incremental vesting starting in service year two. As a result of the pandemic, the Company temporarily suspended its match in fiscal 2020 which was subsequently restated. For fiscal 2021, 2020 and 2019, our costs under the Plan were approximately $2.7 million, $0.7 million and $3.5 million, respectively.
We have also adopted the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) to provide supplemental retirement income benefits for highly compensated employees. Eligible participants may elect to defer up to 80 percent of their base salary and 100 percent of their bonus earned under an approved bonus plan pursuant to the terms and conditions of the Deferred Plan. The Deferred Plan generally provides for payments upon retirement, death, disability, termination of employment or a defined period of years. As a result of the pandemic, the Company suspended the match of 50% of the first 2.5% of base salary deferrals effective April 4, 2020. Effective December 31, 2021, the Company made the decision to freeze the Deferred Plan and to terminate and distribute the elective deferrals (and related earnings) portion of the Deferred Plan in accordance with the Deferred Plan terms and requirements under applicable tax laws. The amount of the deferred compensation liability payable to the participants is included in other noncurrent and deferred liabilities in the consolidated balance sheets. These obligations are funded through the purchase of corporate owned life insurance (COLI), cash and other securities held within a grantor trust established by the Company to hold assets for the payment of benefits under the Deferred Plan to participants. The trust assets are reflected in other assets, net in the accompanying consolidated balance sheets.
17.INCOME TAXES:
The income tax provision consisted of the following:

	Fiscal 2021	Fiscal 2020	Fiscal 2019

Current:
Federal	$12,847	$(102,046)	$4,593
State	658	468	(261)
Foreign	108	48	315
Total	13,613	(101,530)	4,647
Deferred:
Federal	157	(3,902)	(4,392)
State	30	5,532	545
Total	187	1,630	(3,847)
Income tax provision (benefit)	$13,800	$(99,900)	$800
The foreign component of pre-tax income (loss), arising principally from operating foreign stores and other management and cost sharing charges we are required to allocate under U.S. tax law, for fiscal 2021, 2020 and 2019 was $(0.7) million, $(4.8) million and $(1.6) million, respectively.
On March 27, 2020, the CARES Act was enacted to provide economic relief to those impacted by the COVID-19 pandemic. The CARES Act made various tax law changes including among other things (i) modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019 and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes (ii) enhanced recoverability of AMT tax credit carryforwards and (iii) enacted a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k).
As a result of the CARES Act, during fiscal 2021, the Company received a tax refund of $50.0 million, and still maintains an $11.4 million income tax receivable related to the carryback of 2020 net operating losses. The Company recorded an additional income tax benefit in fiscal 2021 of $2.5 million, over the $24.6 million that was recorded in fiscal 2020, related to the 2020 carryback as the Company was subject to higher federal corporate income tax rates in prior periods than the current statutory tax rate of 21%.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. There were no significant undistributed foreign earnings at January 29, 2022, January 30, 2021 and February 1, 2020.

A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019 (1)
Federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	4.7	3.3	(1.4)
Goodwill impairment with no tax basis	—	(3.3)	—
Impact of the CARES Act	(4.2)	8.6	—
Excess share-based compensation	0.3	(0.3)	(19.3)
Provision-to-tax return adjustments	—	—	(8.9)
Valuation allowance	(1.0)	(7.6)	(4.9)
Executive compensation limitations	1.1	—	(3.8)
Foreign losses with full valuation allowance	0.1	(0.1)	(3.8)
Federal tax credits	(0.6)	—	6.0
Changes in uncertain tax positions	(0.4)	—	4.2
Other items, net	2.0	0.1	4.2
Total	23.0%	21.7%	(6.7)%
(1) Given the low level of pre-tax income in absolute dollars in fiscal 2019, effective tax rate reconciling items that may have been considered de minimis in prior years in terms of absolute dollars and on a percentage basis are amplified on a percentage basis in the current year even though the absolute dollar value of the reconciling items are similar to prior year. As such, comparability of information disclosed for fiscal 2019 in comparison to fiscal 2020 and fiscal 2021 may be difficult as a result of the amplifying effect of the lower level of pre-tax income.
Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021

Deferred tax assets:
Operating lease liabilities	$141,918	$182,875
Accrued liabilities and allowances	18,346	13,529
Share-based compensation	2,661	1,774
Property related	353	1,200
Charitable contribution limitation carryforwards	—	706
State and foreign net operating loss carryforwards	10,210	11,808
Federal and state tax credit carryforwards	4,227	4,429
Other	1,438	2,900
Total deferred tax assets	179,153	219,221
Valuation allowance	(35,754)	(36,081)
Net deferred tax assets	143,399	183,140

Deferred tax liabilities:
Operating lease assets	(118,808)	(153,791)
Inventories	(4,173)	—
Prepaid and other expenses	(2,390)	(1,572)
Property related	(14,222)	(24,371)
Other intangible assets	(5,306)	(4,718)
Total deferred tax liabilities	(144,899)	(184,452)
Net deferred taxes	$(1,500)	$(1,312)
As of January 29, 2022, the Company had deferred tax assets for state and local net operating losses and federal and state tax credit carryovers in the amounts of $167.8 million and $5.4 million, respectively, on a gross basis that could be utilized to reduce future years' tax liabilities. The net operating losses and tax credit carryovers expire, if unused, in the years 2022 - 2040 and 2022 - 2028, respectively. As of January 29, 2022, the Company had deferred tax assets related to foreign net operating loss carryforwards in the amount of $3.9 million on a gross basis. The foreign carryforwards will begin to expire, if unused, in 2022. Some foreign net operating losses have an indefinite carryforward.
We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. We perform scheduling exercises to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. We consider tax planning strategies that are prudent and feasible to accelerate taxable amounts if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.
We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our state and local net operating losses and credit carryforwards. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the pandemic, on our profitability. Macroeconomic factors, including the impact of the pandemic, possess a high degree of volatility and can significantly impact our profitability. Given this uncertainty and the Company’s cumulative three year losses, we believe we cannot rely on forecasts of future profitability for purposes of our assessment of the realizability of deferred tax assets and as such, we conclude that it is not more likely than not that, at January 29,2022, our U.S. net deferred tax assets will be utilized and a full valuation allowance has been maintained.
For the fiscal years 2021 and 2020, the Company maintained a valuation allowance of $35.8 million and $36.1 million, respectively, attributable to deferred tax assets, state, local and foreign net operating loss carryforwards and federal and state tax credits which are not realizable on a more likely than not basis. While the Company does not expect material adjustments to the total amount of valuation allowances within the next twelve months, changes in assumption may occur based on the information then currently available. In such case, the Company will record an adjustment in the period in which a determination is made.
Accumulated other comprehensive gain is shown net of deferred tax assets and deferred tax liabilities. The amount was not significant at January 29, 2022 or January 30, 2021.
A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2021, fiscal 2020 and fiscal 2019 is as follows:

	Fiscal 2021	Fiscal 2020	Fiscal 2019

Balance at beginning of year	$667	$747	$1,505
Additions for tax positions of prior years	—	—	82
Reductions for tax positions of prior years	(280)	—	(45)
Additions for tax positions for the current year	137	—	—
Settlements/payments with tax authorities	(87)	—	(538)
Reductions due to lapse of applicable statutes of limitation	—	(80)	(257)
Balance at end of year	$437	$667	$747
At January 29, 2022, January 30, 2021 and February 1, 2020, balances included $0.3 million, $0.5 million and $0.6 million respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. We do not expect any events to occur that would cause a change to our unrecognized tax benefits or income tax expense within the next twelve months.
Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. We accrued $0.0 million for interest and penalties for each of the fiscal years 2021, 2020 and 2019. We had approximately $0.0 million, $0.0 million and $0.1 million, respectively, for the payment of interest and penalties accrued at January 29, 2022, January 30, 2021 and February 1, 2020, respectively. The amounts included in the reconciliation of uncertain tax positions do not include accruals for interest and penalties.
In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching an agreement as to the proper reporting treatment when the federal return is filed. Previous years through fiscal 2019 have been accepted. Fiscal 2020 is in the post-filing review process.

We are no longer subject to state and local examinations for years before fiscal 2013. Various state and foreign examinations are currently underway for fiscal periods spanning from 2013 through 2019; however, we do not expect any significant change to our uncertain tax positions within the next year.
18.NET INCOME (LOSS) PER SHARE:
The following table sets forth the computation of basic and diluted net income (loss) per share shown on the face of the accompanying consolidated statements of income (loss) (in thousands, except per share amounts):

	January 29, 2022	January 30, 2021	February 1, 2020

Numerator
Net income (loss)	$46,218	$(360,144)	$(12,754)
Net income and dividends declared allocated to participating securities	(377)	(160)	—
Net income (loss) available to common shareholders	$45,841	$(360,304)	$(12,754)
Denominator
Weighted average common shares outstanding – basic	117,100	115,994	114,859
Dilutive effect of non-participating securities	5,241	—	—
Weighted average common and common equivalent shares outstanding – diluted	122,341	115,994	114,859
Net income (loss) per common share:
Basic	$0.39	$(3.11)	$(0.11)
Diluted	$0.37	$(3.11)	$(0.11)
In fiscal 2021, 2020 and 2019, 0.1 million, 2.1 million and 0.3 million of potential shares of common stock were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

19.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (1):

	Net Sales	Gross Margin	Net Income (Loss)	Net Income (Loss) Per Common Share - Basic	Net Income (Loss) Common and Common Equivalent Share - Diluted

	(dollars in thousands, except per share amounts)
Fiscal year ended January 29, 2022:
First quarter	$387,961	$126,795	$(8,929)	$(0.08)	$(0.08)
Second quarter	472,059	181,458	26,187	0.22	0.21
Third quarter (2)	453,644	184,439	18,226	0.15	0.15
Fourth quarter	496,263	171,307	10,734	0.09	0.09
Fiscal year ended January 30, 2021:
First quarter (3)	$280,264	$(11,095)	$(178,290)	$(1.55)	$(1.55)
Second quarter (4)	306,174	44,766	(46,845)	(0.40)	(0.40)
Third quarter (5)	351,416	77,164	(55,868)	(0.48)	(0.48)
Fourth quarter (6)	386,197	73,338	(79,141)	(0.68)	(0.68)
(1) The sum of the quarters may not equal the corresponding year-to-date amount due to rounding.
(2) Results for the third quarter of fiscal 2021 include litigation settlement charges of $4 million, after-tax.
(3) Results for the first quarter of fiscal 2020 include the following after-tax charges as a result of the impact of the pandemic: inventory write-offs of $26.1 million; long-lived asset store impairment of $13.9 million; right of use store asset impairment of $1.8 million; goodwill impairment charges of $68.4 million; and impairments on indefinite-lived intangible assets of $24.6 million.
(4) Results for the second quarter of fiscal 2020 include inventory write-offs of $8.0 million, after-tax, as a result of the impact of the pandemic.
(5) Results for the third quarter of fiscal 2020 include other long-lived impairment charges of $6.3 million, after-tax, as a result of the impact of the pandemic.
(6) Results for the fourth quarter of fiscal 2020 include the following significant non-cash charges as a result of the impact of the pandemic: long-lived asset store impairment of $1.8 million, after-tax; impairment on other right of use assets of $1.2 million, after-tax; impairments on indefinite-lived intangible assets of $0.9 million, after-tax; and a deferred tax asset valuation allowance of $32.1 million within the Company's income tax provision (benefit).
20.SUBSEQUENT EVENTS:
On February 2, 2022, the Company entered into Amendment No. 2 to its Credit Agreement originally entered into as of August 2, 2018 and amended October 30, 2020. Amendment No. 2, among other things: (i) extends the maturity date from October 30, 2025 to February 2, 2027, (ii) removes and replaces LIBOR benchmark provisions with Term Secured Overnight Financing Rate (“SOFR”) benchmark provisions, (iii) decreases the margin on Term SOFR rate loans drawn under the ABL to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based on average quarterly excess availability under the ABL), (iv) decreases the margin on the FILO to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO), (v) removes the anti-cash hoarding condition under the Credit Agreement, and (vi) amends certain covenants, including amending the minimum excess availability covenant to require excess availability of the greater of 10% of the loan cap or $20 million.

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2022 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of January 29, 2022.
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
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting as of January 29, 2022, which follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Chico’s FAS, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chico’s FAS, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of January 29, 2022 and January 30, 2021, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 2022, and the related notes and our report dated March 15, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Tampa, Florida
March 15, 2022

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers, directors and nominees for director, procedures by which security holders may recommend director nominees, the Code of Ethics, the Audit Committee, Audit Committee membership and our Audit Committee financial expert in our 2022 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information about executive and director compensation and the Human Resources, Compensation and Benefits Committee Report in our 2022 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information required by this item is included in our 2022 Annual Meeting proxy statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table shows information concerning our equity compensation plans as of January 29, 2022:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b) [3]	(c) [4]
Equity compensation plans approved by security holders [1]	5,671,197	$—	8,113,007
Equity compensation plans not approved by security holders [2]	1,050,000	—	—
Total	6,721,197	$—	8,113,007

1.Consists of the 2020 Omnibus Stock and Incentive Plan (“2020 Omnibus Plan”) and the 2021 Employee Stock Purchase Plan.
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

3.There were no outstanding stock options as of January 29, 2022. The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock, restricted stock units or performance stock units, which have no exercise price.
4.Consists of (i) 6.1 million shares that were available for future issuance under the 2020 Omnibus Plan as of January 29, 2022 and (ii) 2.0 million shares that were available for future issuance under the 2021 Employee Stock Purchase Plan as of January 29, 2022, including shares subject to purchase during the current offering period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included in our 2022 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our 2022 Annual Meeting proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this Report.

(1)The following consolidated financial statements are contained in Item 8:
(2)

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

4.1	Description of the Company's Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K, as filed with the Commission on March 9, 2021)

10.1*	Indemnification Agreement with David F. Walker (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 29, 2005)

10.2*	Indemnification Agreement with John J. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)

10.3*	Indemnification Agreement with Stephen E. Watson (incorporated by reference to Exhibit 10.44 to the Company’s Form 10-K, as filed with the Commission on March 22, 2011)

10.4*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K, as filed with the Commission on April 24, 2002)

10.5*
Chico’s FAS, Inc. Deferred Compensation Plan (as Amended and Restated Effective January 1, 2019) (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K, as filed with the Commission on March 19, 2019)

10.6
Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K, as filed with the Commission on April 24, 2002)

10.7*	Indemnification Agreement with Janice L. Fields (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 7, 2013)

10.8*	Indemnification Agreement with Bonnie R. Brooks (incorporated by reference to Exhibit 10.46 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.9*	Incentive Compensation Clawback Policy, effective April 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on May 25, 2017)

10.10*	Chico's FAS, Inc. Amended and Restated 2012 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company's Form 8-K as filed with the Commission on June 27, 2017)

10.11*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.12*	Indemnification Agreement with Deborah L. Kerr, dated November 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2017)

10.13*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 1, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on February 16, 2018)

10.14*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 1, 2018) (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K, as filed with the Commission on March 13, 2018)

10.15
Credit Agreement among the Company, certain of its subsidiaries, Wells Fargo Bank, National Association and the Lenders parties thereto dated as of August 2, 2018 (incorporated by reference to Exhibit 10.49 to the Company's Form 8-K, as filed with the Commission on August 3, 2018)

10.16*	Indemnification agreement with Kim Roy, dated February 18, 2019 (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K, as filed with the Commission on March 19, 2019)

10.17*
Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Bonnie R. Brooks, dated April 24, 2019 (incorporated by reference to Exhibit 10.51 to the Company's Form 10-Q, as filed with the Commission on June 11, 2019)

10.18*
Restricted Stock Award Agreement between Chico’s FAS, Inc. and Bonnie R. Brooks under the Amended and Restated 2012 Omnibus Stock and Incentive Plan, dated August 20, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

10.19*
Employment letter agreement between the Company and Molly Langenstein, dated as of July 15, 2019 (incorporated by reference to Exhibit 10.57 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.20*
Restrictive covenant agreement between the Company and Molly Langenstein, dated as of August 1, 2019 (incorporated by reference to Exhibit 10.58 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.21*
Employment letter agreement between the Company and Bonnie R. Brooks, dated as of July 18, 2019 (incorporated by reference to Exhibit 10.59 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.22*
Restrictive covenant agreement between the Company and Bonnie R. Brooks, dated as of August 20, 2019 (incorporated by reference to Exhibit 10.60 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.23*
Compensation adjustment letter agreement between the Company and Molly Langenstein, dated as of September 23, 2019 (incorporated by reference to Exhibit 10.62 to the Company's Form 10-Q, as filed with the Commission on November 27, 2019)

10.24*
Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description effective January 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on November 22, 2019)

10.25*
First Amendment to Chico’s FAS, Inc. Deferred Compensation Plan (as amended and restated on January 1, 2019) effective January 1, 2020 (incorporated by reference to Exhibit 10.52 to the Company's Form 10-K, as filed with the Commission on March 16, 2020)

10.26*
First Amendment to Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description (as amended and restated effective January 1, 2020), effective March 31, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on June 11, 2020)

10.27*
Second Amendment to Chico’s FAS, Inc. Deferred Compensation Plan (as amended and restated on January 1, 2019), effective April 4, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on June 11, 2020)

10.28*
Employment letter agreement between the Company and Molly Langenstein, dated as of April 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on April 30, 2020)

10.29*
Employment letter agreement between the Company and Bonnie R. Brooks, dated as of April 27, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on April 30, 2020)

10.30*	Chico's FAS, Inc. 2020 Omnibus Stock and Incentive Plan, effective June 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 29, 2020)

10.31*	Chico's FAS, Inc. Cash Bonus Incentive Plan, as amended and restated June 24, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on June 29, 2020)

10.32*
Performance Award Agreement for Performance Share Units between Chico’s FAS, Inc. and Molly Langenstein under the 2020 Omnibus Stock and Incentive Plan, dated July 1, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.33*
Restricted Stock Award Agreement between Chico’s FAS, Inc. and Molly Langenstein under the 2020 Omnibus Stock and Incentive Plan, dated July 1, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.34*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after June 24, 2020) (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.35
Amendment No. 1 to Credit Agreement, dated as of October 30, 2020, by and among Chico's FAS, Inc., certain of its subsidiaries and Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on November 2, 2020)

10.36*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Executive Chair (for awards on or after March 3, 2021) (incorporated by reference to Exhibit 10.55 to the Company's Form 10-K, as filed with the Commission on March 9, 2021)

10.37*
Form of 2020 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 3, 2021) (incorporated by reference to Exhibit 10.56 to the Company's Form 10-K, as filed with the Commission on March 9, 2021)

10.38*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 3, 2021) (incorporated by reference to Exhibit 10.57 to the Company's Form 10-K, as filed with the Commission on March 9, 2021)

10.39*
Amendment to employment letter agreement between the Company and Bonnie R. Brooks, dated as of March 2, 2021 (incorporated by reference to Exhibit 10.59 to the Company's Form 10-K, as filed with the Commission on March 9, 2021)

10.40*
Employment letter agreement between the Company and Joseph R. Topper, Jr., dated as of March 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on June 9, 2021)

10.41*
Restrictive covenant agreement between the Company and Joseph R. Topper, Jr., dated as of March 10, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, as filed with the Commission on June 9, 2021)

10.42*	Indemnification Agreement with Kevin Mansell, dated as of April 26, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on June 9, 2021)

10.43*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Employee Directors (for awards on or after June 24, 2021) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on September 1, 2021)

10.44*
Second Amendment to Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description effective September 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on September 20, 2021)

10.45*
Employment letter agreement between the Company and Patrick Guido, dated as of September 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on September 17, 2021)

10.46*
Restrictive covenant agreement between the Company and Patrick Guido, dated as of September 15, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on September 17, 2021)

10.47*
Indemnification agreement between the Company and Patrick Guido, dated as of September 20, 2021 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on December 1, 2021)

10.48*
Employment letter agreement between the Company and Wendy Hufford, dated as of August 20, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, as filed with the Commission on December 1, 2021)

10.49*
Restrictive covenant agreement between the Company and Wendy Hufford, dated as of September 13, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q, as filed with the Commission on December 1, 2021)

10.50
Amendment No. 2 to Credit Agreement, dated as of February 2, 2022, by and among Chico’s FAS, Inc., certain of its subsidiaries and Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 4, 2022)

10.51*	Chico’s FAS, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8, as filed with the Commission on June 29, 2021)

10.52*	Indemnification Agreement with Molly Langenstein, dated as of June 25, 2020

10.53*	Employment letter agreement between the Company and David M. Oliver, dated as of February 24, 2012

10.54*	Employment letter agreement between the Company and Kristin Gwinner, dated as of November 5, 2012

10.55*	Third Amendment to Chico’s FAS, Inc. Deferred Compensation Plan (as amended and restated on January 1, 2019), effective December 31, 2021

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Form 10-K, as filed with the Commission on March 9, 2021)

23	Consent of Ernst & Young LLP

31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended January 29, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 29, 2022, formatted in Inline XBRL (included within Exhibit 101).

* Denotes management contract

ITEM 16.	FORM 10-K SUMMARY

    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHICO’S FAS, INC.

By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director
Date: March 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Molly Langenstein	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2022
Molly Langenstein

/s/ Patrick J. Guido	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 15, 2022
Patrick J. Guido

/s/ David M. Oliver	Senior Vice President, Finance – Controller and Chief Accounting Officer (Principal Accounting Officer)	March 15, 2022
David M. Oliver

/s/ Bonnie R. Brooks	Executive Chair of the Board	March 15, 2022
Bonnie R. Brooks

/s/ Janice L. Fields	Director	March 15, 2022
Janice L. Fields

/s/ Deborah L. Kerr	Director	March 15, 2022
Deborah L. Kerr

/s/ Eli Kumekpor	Director	March 15, 2022
Eli Kumekpor

/s/ John J. Mahoney	Director	March 15, 2022
John J. Mahoney

/s/ Kevin Mansell	Director	March 15, 2022
Kevin Mansell

/s/ Kim Roy	Director	March 15, 2022
Kim Roy

/s/ David F. Walker	Director	March 15, 2022
David F. Walker

/s/ Stephen E. Watson	Director	March 15, 2022
Stephen E. Watson