Form 10-Q
period 2022-04-30
CHICO'S FAS, INC.
filed 2022-06-08
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At May 30, 2022, the registrant had 125,143,408 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN WEEKS ENDED APRIL 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021

	Amount	% of Sales	Amount	% of Sales
Net Sales	$540,915	100.0%	$387,961	100.0%
Cost of goods sold	324,350	60.0	261,166	67.3
Gross Margin	216,565	40.0	126,795	32.7
Selling, general and administrative expenses	171,158	31.6	134,319	34.6
Income (Loss) from Operations	45,407	8.4	(7,524)	(1.9)
Interest expense, net	(975)	(0.2)	(1,705)	(0.5)
Income (Loss) before Income Taxes	44,432	8.2	(9,229)	(2.4)
Income tax provision (benefit)	9,500	1.7	(300)	(0.1)
Net Income (Loss)	$34,932	6.5%	$(8,929)	(2.3)%
Per Share Data:
Net income (loss) per common share - basic	$0.29		$(0.08)
Net income (loss) per common and common equivalent share – diluted	$0.28		$(0.08)
Weighted average common shares outstanding – basic	118,993		116,689
Weighted average common and common equivalent shares outstanding – diluted	123,311		116,689
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Net income (loss)	$34,932	$(8,929)
Other comprehensive income (loss):
Unrealized losses on marketable securities, net of taxes	—	(34)
Comprehensive income (loss)	$34,932	$(8,963)
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	April 30, 2022	January 29, 2022	May 1, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$104,131	$115,105	$83,874
Marketable securities, at fair value	—	—	18,511
Inventories	325,565	323,389	209,668
Prepaid expenses and other current assets	53,024	41,871	39,701
Income tax receivable	12,737	13,698	57,513
Total Current Assets	495,457	494,063	409,267
Property and Equipment, net	184,240	195,332	223,898
Right of Use Assets	439,896	463,077	554,795
Other Assets:
Goodwill	16,360	16,360	16,360
Other intangible assets, net	5,000	5,000	5,000
Other assets, net	19,648	23,005	21,038
Total Other Assets	41,008	44,365	42,398
	$1,160,601	$1,196,837	$1,230,358
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$161,058	$180,828	$128,230
Current lease liabilities	150,476	172,506	184,296
Other current and deferred liabilities	139,148	134,051	116,764
Total Current Liabilities	450,682	487,385	429,290
Noncurrent Liabilities:
Long-term debt	99,000	99,000	149,000
Long-term lease liabilities	355,851	381,081	480,537
Other noncurrent and deferred liabilities	2,290	7,867	13,249
Total Noncurrent Liabilities	457,141	487,948	642,786
Commitments and Contingencies (see Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 166,458 and 163,823 and 163,863 shares issued respectively; and 125,161 and 122,526 and 122,566 shares outstanding, respectively	1,251	1,225	1,226
Additional paid-in capital	504,977	508,654	500,453
Treasury stock, at cost, 41,297 shares, respectively	(494,395)	(494,395)	(494,395)
Retained earnings	240,945	206,020	150,968
Accumulated other comprehensive gain	—	—	30
Total Shareholders’ Equity	252,778	221,504	158,282
	$1,160,601	$1,196,837	$1,230,358

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain
	Shares	Par Value		Shares	Amount			Total
BALANCE, January 29, 2022	122,526	$1,225	$508,654	41,297	$(494,395)	$206,020	$—	$221,504
Net income	—	—	—	—	—	34,932	—	34,932
Issuance of common stock	4,197	42	101	—	—	—	—	143
Dividends on common stock	—	—	—	—	—	(7)	—	(7)
Repurchase of common stock & tax withholdings related to share-based awards	(1,562)	(16)	(7,641)	—	—	—	—	(7,657)
Share-based compensation	—	—	3,863	—	—	—	—	3,863
BALANCE, April 30, 2022	125,161	$1,251	$504,977	41,297	$(494,395)	$240,945	$—	$252,778

BALANCE, January 30, 2021	119,735	$1,197	$498,488	41,297	$(494,395)	$159,765	$64	$165,119
Net loss	—	—	—	—	—	(8,929)	—	(8,929)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(34)	(34)
Issuance of common stock	3,125	32	(31)	—	—	—	—	1
Dividends on common stock	—	—	—	—	—	132	—	132
Repurchase of common stock & tax withholdings related to share-based awards	(294)	(3)	(819)	—	—	—	—	(822)
Share-based compensation	—	—	2,815	—	—	—	—	2,815
BALANCE, May 1, 2021	122,566	$1,226	$500,453	41,297	$(494,395)	$150,968	$30	$158,282

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Cash Flows from Operating Activities:
Net income (loss)	$34,932	$(8,929)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	11,590	13,432
Non-cash lease expense	44,131	47,737
Loss on disposal and impairment of property and equipment, net	1,968	31
Deferred tax benefit	(430)	10
Share-based compensation expense	3,863	2,815
Changes in assets and liabilities:
Inventories	(2,176)	(5,685)
Prepaid expenses and other assets	(6,449)	(37)
Income tax receivable	961	627
Accounts payable	(19,483)	11,900
Accrued and other liabilities	(1,182)	(4,190)
Lease liability	(67,908)	(62,111)
Net cash used in operating activities	(183)	(4,400)
Cash Flows from Investing Activities:
Purchases of marketable securities	—	(139)
Proceeds from sale of marketable securities	—	140
Purchases of property and equipment	(2,571)	(1,697)
Net cash used in investing activities	(2,571)	(1,696)
Cash Flows from Financing Activities:
Payments of debt issuance costs	(706)	—
Proceeds from issuance of common stock	143	1
Payments of tax withholdings related to share-based awards	(7,657)	(822)
Net cash used in financing activities	(8,220)	(821)
Net decrease in cash and cash equivalents	(10,974)	(6,917)
Cash and Cash Equivalents, Beginning of period	115,105	90,791
Cash and Cash Equivalents, End of period	$104,131	$83,874

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,480	$1,529
Cash received for income taxes, net	$(6)	$(873)
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Chico's FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year ended January 29, 2022 balance sheet data was derived from audited consolidated financial statements. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 29, 2022, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the Securities and Exchange Commission ("SEC") on March 15, 2022 ("2021 Annual Report on Form 10-K").
As used in this report, all references to "we," "us," "our", "the Company" and "Chico's FAS," refer to Chico's FAS, Inc. and all of its wholly-owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended April 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.
COVID-19 Pandemic Update
The novel strain of coronavirus (‘‘COVID-19’’) pandemic (the ‘‘COVID-19 pandemic’’ or the ‘‘pandemic’’) resulted in significant challenges across our business since March 2020 and is expected to continue to disrupt our business operations for fiscal 2022 to varying degrees. In response to the pandemic, many of our markets imposed limitations, varying by market and in frequency, on the access to the Company’s store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions have relaxed and markets are primarily open, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences and cause disruptions to the supply chain and increase our raw materials and freight costs. Due to the uncertainty over the duration and severity of the economic and operational impacts of the pandemic, the material adverse impact of the pandemic may continue throughout our fiscal year 2022.
Reclassifications
Certain reclassifications have been made to the prior period's financial statements to enhance the comparability with the current year's financial statements. As a result, certain line items have been amended in the unaudited condensed consolidated balance sheets to conform to the current period's presentation.
Adoption of New Accounting Pronouncements
There were no new accounting pronouncements adopted by the Company during the thirteen weeks ended April 30, 2022.
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

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021
Chico's	$264,466	48.9%	$177,021	45.6%
WHBM	169,029	31.2	104,047	26.8
Soma	107,420	19.9	106,893	27.6
Total Net Sales	$540,915	100.0%	$387,961	100.0%
Contract Liability
    Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of April 30, 2022, January 29, 2022 and May 1, 2021, contract liabilities primarily consisted of gift cards of $36.7 million, $43.5 million and $35.3 million, respectively.
    For the thirteen weeks ended April 30, 2022, the Company recognized $11.5 million of revenue that was previously included in the gift card contract liability as of January 29, 2022. For the thirteen weeks ended May 1, 2021, the Company recognized $10.0 million of revenue that was previously included in the gift card contract liability as of January 30, 2021. The contract liability for our loyalty program was not material as of April 30, 2022, January 29, 2022 or May 1, 2021.
Performance Obligation
    For the thirteen weeks ended April 30, 2022 and May 1, 2021, revenue recognized from performance obligations related to prior periods were not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.

4. LEASES
We lease retail stores, a limited amount of office space and certain equipment under operating leases expiring in various years through the fiscal year ending 2032. All of our leases have been classified as operating leases and are recognized and measured as such.
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
In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During the thirteen weeks ended May 1, 2021, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications as a result of the ongoing impact of the pandemic. In accordance with the practical expedient allowed by the FASB, the Company elected to treat all pandemic-related rent concessions and related amendments, including pandemic-related lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company continued recording lease expense during deferral periods, as applicable, in accordance with its existing policies.

Operating lease expense was as follows:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Operating lease cost (1)	$53,415	$55,406
(1) Includes approximately $9.5 million and $9.8 million in variable lease costs for the thirteen weeks ended April 30, 2022 and May 1, 2021, respectively.

Supplemental balance sheet information related to operating leases was as follows:

	April 30, 2022	January 29, 2022	May 1, 2021
Right of use assets	$439,896	$463,077	$554,795

Current lease liabilities	$150,476	$172,506	$184,296
Long-term lease liabilities	355,851	381,081	480,537
Total operating lease liabilities	$506,327	$553,587	$664,833

Weighted Average Remaining Lease Term (years)	3.9	4.0	4.3

Weighted Average Discount Rate (1)	4.4%	4.5%	4.8%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$67,908	$62,111
Right of use assets obtained in exchange for lease obligations, non-cash	14,786	8,522

Maturities of operating lease liabilities as of April 30, 2022 were as follows:

Fiscal Year Ending:
January 28, 2023	$128,276
February 4, 2024	156,454
February 1, 2025	112,490
January 31, 2026	72,465
January 30, 2027	45,256
Thereafter	43,071
Total future minimum lease payments	$558,012
Less imputed interest	(51,685)
Total	$506,327

5. SHARE-BASED COMPENSATION
For the thirteen weeks ended April 30, 2022 and May 1, 2021, share-based compensation expense was $3.9 million and $2.8 million, respectively. As of April 30, 2022, approximately 6.6 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan.
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
Restricted stock award activity for the thirteen weeks ended April 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	5,140,240	$3.18
Granted	2,344,218	4.74
Vested	(2,078,875)	3.04
Forfeited	(133,428)	3.47
Unvested, end of period	5,272,155	3.92
Restricted Stock Units
    Restricted stock units vest 100% one year from the date of grant with certain rights to defer settlement in shares of our common stock, except for restricted stock units granted in March 2021, which vest 50% one year from the date of grant, 30% two years from the date of grant and 20% three years from the date of grant, and restricted stock units granted in March 2022, which vest in equal annual installments over a three-year period from the date of grant.
Restricted stock unit activity for the thirteen weeks ended April 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	647,350	$2.38
Granted	47,468	4.74
Vested	(250,000)	2.56
Unvested, end of period	444,818	2.54

Performance-based Restricted Stock Units
During the thirteen weeks ended April 30, 2022, we granted performance-based restricted stock units ("PSUs") contingent upon the achievement of Company-specific performance goals during the three fiscal years 2022 through 2024. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant and will be settled in shares of our common stock.
PSU activity for the thirteen weeks ended April 30, 2022 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,734,207	$2.24
Granted	1,082,050	3.85
Vested	(1,697,130)	1.16
Forfeited	(389,687)	2.83
Unvested, end of period	2,729,440	3.46

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
For the thirteen weeks ended April 30, 2022 and May 1, 2021, the Company's effective tax rate was 21.4% and 3.3%, respectively. The effective tax rate of 21.4% for the thirteen weeks ended April 30, 2022 primarily reflects a favorable share-based compensation benefit and reduction in future reversing deferred tax liabilities. The 3.3% effective tax rate for the thirteen weeks ended May 1, 2021 primarily reflects a change in the valuation allowance and favorable state audit settlements, offset by share-based compensation expense and a provision for state income and foreign withholding taxes.
As of April 30, 2022, our unaudited condensed consolidated balance sheet reflected an $11.4 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the Coronavirus Aid, Relief, and Economic Security Act.

7. INCOME (LOSS) PER SHARE
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

The following table sets forth the computation of net income (loss) per basic and diluted share shown on the face of the accompanying condensed consolidated statements of income (loss):

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
Numerator
Net income (loss)	$34,932	$(8,929)
Net income and dividends declared allocated to participating securities	(178)	—
Net income (loss) available to common shareholders	$34,754	$(8,929)
Denominator
Weighted average common shares outstanding – basic	118,993,187	116,689,409
Dilutive effect of non-participating securities	4,318,246	—
Weighted average common and common equivalent shares outstanding – diluted	123,311,433	116,689,409
Net income (loss) per common share:
Basic	$0.29	$(0.08)
Diluted	$0.28	$(0.08)
For the thirteen weeks ended April 30, 2022 and May 1, 2021, 0.1 million and 1.2 million potential shares of common stock, respectively, were excluded from the diluted income (loss) per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

8. FAIR VALUE MEASUREMENTS
Our financial instruments generally consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable and accounts payable are carried at cost, less reserves for credit losses as applicable, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale and has historically consisted of corporate bonds, commercial paper, U.S. government agencies and municipal securities. We did not have marketable securities as of April 30, 2022.
We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the unaudited condensed consolidated balance sheets, as applicable, as they were available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive gain until realized, and any credit risk related losses recognized in net income (loss) during the period incurred. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
Fair value is defined as the price that would be received to sell an a set or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. Entities are required to use a three-level hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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

Assets Measured on a Recurring Basis
    We measure certain financial assets at fair value on a recurring basis, including our marketable securities, as applicable, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts and assets held in our non-qualified deferred compensation plan, as applicable. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third-party pricing entities, except for U.S. government securities which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our unaudited condensed consolidated balance sheets.
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
As of April 30, 2022, January 29, 2022 and May 1, 2021, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
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
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of April 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$25,403	$25,403	$—	$—
Total recurring fair value measurements	$25,403	$25,403	$—	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of January 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$25,396	$25,396	$—	$—
Noncurrent Assets
Deferred compensation plan	6,233	6,233	—	—
Total recurring fair value measurements	$31,629	$31,629	$—	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of May 1, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$6,864	$6,864	$—	$—
Marketable securities:
Corporate bonds	18,511	—	18,511	—
Noncurrent Assets
Deferred compensation plan	6,023	6,023	—	—
Total recurring fair value measurements	$31,398	$12,887	$18,511	$—

Impairment charges for assets evaluated for impairment on a nonrecurring basis were not material during the thirteen weeks ended April 30, 2022 and May 1, 2021 and for the fifty-two weeks ended January 29, 2022.

9. DEBT
On February 2, 2022, the Company and certain material domestic subsidiaries entered into Amendment No. 2 (the "Amendment") to its credit agreement (as amended, the "Credit Agreement") originally entered into on August 2, 2018 and amended October 30, 2020, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association ("Wells Fargo Bank"), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and are secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Credit Agreement provides for a five-year asset-based senior secured revolving loan ("ABL") and letter of credit facility of up to $285.0 million, maturing February 2, 2027. The interest rate applicable to Term Secured Overnight Financing Rate ("SOFR") Loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million first-in last-out ("FILO") loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points.
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
As of April 30, 2022, $99.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of April 30, 2022, the available additional borrowing capacity under the Credit Agreement was approximately $187.0 million, inclusive of the current loan cap of $30.0 million.
As of April 30, 2022, deferred financing costs of $4.0 million was outstanding related to the Credit Agreement and is presented in other current assets in the accompanying unaudited condensed consolidated balance sheet.

10. COMMITMENTS AND CONTINGENCIES
In February 2021, the Company was named as a defendant in Mercedes Haldy, et al. v. White House Black Market, Inc. (‘‘WHBM’’), et al., a putative class action filed in the Superior Court of California, Orange County, and subsequently removed to the United States District Court, Central District of California (‘‘Haldy’’). The Haldy complaint alleges numerous violations of California law related to payment of wages and other compensation, meal periods, rest periods, and wage statements, among other things. Plaintiff seeks to represent a class of current and former nonexempt employees of WHBM and Chico’s stores in California.
In August 2021, the Company was named as a defendant in Margarita Hernandez v. Chico’s FAS, Inc., et al., a putative class action filed in the Superior Court of California, Orange County seeking to represent a class of current and former nonexempt employees of Chico’s, WHBM and Soma stores in California (‘‘Hernandez’’). The Hernandez complaint alleges many of the same wage and labor violations as the Haldy complaint and seeks the same relief.
During a mediation in September 2021, the Company reached an agreement in principle to settle the above cases. A Memorandum of Understanding was entered into by all parties as of October 18, 2021 and a full settlement agreement was executed by all parties as of January 10, 2022. On May 19, 2022, the Superior Court of California entered an Order granting the parties' unopposed motion for preliminary approval of the class settlement, and set October 14, 2022 as the hearing date for final approval of the settlement. Based on the foregoing, the Company does not expect that the resolution of these cases will have a material adverse effect on its business, results of operations or consolidated financial statements, but if the settlement agreement is not approved by the respective courts, the ultimate resolution of these cases could have a material adverse effect on the Company’s results of operations or consolidated financial statements.
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of our business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to other matters as of April 30, 2022 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q ("this Form 10-Q") and in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022, filed with the Securities and Exchange Commission ("SEC") on March 15, 2022 ("2021 Annual Report on Form 10-K").
Executive Overview
    Chico’s FAS is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands - Chico’s®, White House Black Market® ("WHBM") and Soma® - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. We sometimes refer to our Chico’s and WHBM brands collectively as our "Apparel Group." Our distinct lifestyle brands serve the needs of fashion-savvy women with household incomes in the moderate to high income level. We earn revenue and generate cash through the sale of merchandise in our domestic retail stores, our various Company-operated e-commerce websites, social commerce, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels.
    We utilize an integrated, omnichannel approach to managing our business. We want our customers to experience our brands holistically and to view the various commerce channels we operate as a single, integrated experience rather than as separate sales channels operating independently. This approach allows our customers to browse, purchase, return or exchange our merchandise through whatever sales channel and at whatever time is most convenient. As a result, we track total sales and comparable sales on a combined basis.
Our growth strategy is supported by the "power of three" unique brands and the "power of three" commerce channels. Our physical stores serve as community centers for entertainment, self-discovery and a home for interactions with our store associate stylists and bra experts. Our digital stores serve as a first impression of our brands and an efficient platform to teach and inspire our customers about our merchandise. Our social brand ambassadors, which are a combination of store associates, social media platform hosts and hyperlocal social stylists who arrange events within their communities, are an additional connection between our physical stores and digital.
Business Highlights
The Company's highlights for the thirteen weeks ended April 30, 2022 (the "first quarter") include:
•Strong first quarter results: Chico's FAS posted $0.28 net income per diluted share for the first quarter, driven by comparable sales growth of 40.6%, meaningful gross margin expansion and diligent expense control.
•Continued improving sales performance at Chico's: The positive sales trajectory continued at Chico's, evidenced by the strong 52% first quarter increase in comparable sales versus the thirteen weeks ended May 1, 2021 (“last year’s first quarter”). Customers responded enthusiastically to product innovation and solutions offering fit, comfort and wearability, including products like denim, the No IronTM shirt franchise, So Slimming® bottoms and the TravelersTM collection. Compared to the thirteen weeks ended May 4, 2019 (the “first quarter of fiscal 2019”), Chico’s delivered sales gains on leaner inventory, achieved higher sell-through rates on regular price and drove increased average unit retail.
•Continued improving sales performance at WHBM: WHBM continued to deliver exceptional sales gains, posting a 65% comparable sales increase in the first quarter versus last year’s first quarter. Customers responded to versatile dressing in seasonless fabrics, including timeless tailoring, premium denim and inspiring dresses. WHBM continued its diligent inventory discipline with on-hand inventory levels below pre-pandemic levels, driving higher productivity, elevated full-price sales and positive comparable sales versus the first quarter of fiscal 2019.
•Continued market share gains at Soma: Soma posted a first quarter net sales increase of 0.5%, driven largely by the foundations business and partially offset by the slowdown in lounge and cozy categories. The strong foundations business was fueled by the launch of BodifyTM, a Smart BraTM utilizing first-to-market technology. Data from market research firm NPD Group Inc. shows that Soma's growth continues to outpace the market in non-sport bras and panties for the first quarter.

•Enhanced marketing continued to drive traffic and bring new customers to all three brands: Chico's FAS continued to elevate its marketing, focusing resources on digital storytelling and influencers. Strategic marketing is driving more customers to the Company’s brands, with total customer count up nearly 15% over last year’s first quarter and the average age of new customers continuing to trend younger.
•Improved gross margin: The first quarter gross margin rate rose to 40.0%, exceeding first quarter outlook by 230 basis points and outperforming last year’s first quarter by 730 basis points. Higher average unit retail and full-price sales combined with occupancy leverage offset elevated raw material and freight costs.
•Ongoing cost discipline: Selling, general and administrative expenses ("SG&A") declined to 31.6% of net sales, an improvement of 300 basis points over last year’s first quarter, reflecting the impact of sales leverage and the ongoing benefit of cost savings initiatives implemented in prior years.
Financial Results
    Income per diluted share for the first quarter was $0.28 compared to loss per diluted share of $0.08 for last year's first quarter.
Select Financial Results
    The following table depicts select financial results for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(in millions, except per share amounts)
Net sales	$541	$388
Income (loss) from operations	45	(8)
Net income (loss)	35	(9)
Net income (loss) per common and common equivalent share - diluted	0.28	(0.08)
Current Trends
The ongoing pandemic has resulted in significant challenges across our business starting in March 2020 and is expected to continue to disrupt our business operations in fiscal 2022 to varying degrees. In response to the pandemic, many of our markets imposed limitations, varying by market and in frequency, on the access to the Company’s store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic experience and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions become relaxed and markets are primarily open, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences.
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
Fiscal 2022 Second Quarter and Updated Full Year Outlook
For the fiscal 2022 second quarter, the Company currently expects:
•Consolidated net sales of $535 million to $550 million;
•Gross margin rate as a percent of net sales of 38.7% to 39.4%;
•SG&A expenses as a percent of net sales of 31.2% to 31.6%;

•Effective income tax rate of 26.0%; and
•Earnings per diluted share of $0.21 to $0.26.
For the fiscal 2022 full year, the Company currently expects:
•Consolidated net sales of $2,130 million to $2,160 million;
•Gross margin rate as a percent of net sales of 38.3% to 38.6%;
•SG&A expenses as a percent of net sales of 32.6% to 32.9%;
•Effective income tax rate of 26.0%;
•Earnings per diluted share of $0.64 to $0.74; and
•Capital and cloud-based expenditures of approximately $65 million to $70 million.
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
Comparable Sales
    Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days. The Company views comparable sales as a key performance indicator to measure the performance of our business, however, we are not providing comparable sales figures for last year's first quarter compared to the thirteen weeks ended May 2, 2020 (the "first quarter of fiscal 2020") as we do not believe it is a meaningful measure due to the varying degrees of business disruptions and periods of store closures and/or stores operating at reduced hours as a result of the pandemic during fiscal 2020.
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
The primary function of the Company is the production and procurement of beautiful merchandise that delivers the brand promise and brand positioning of each of our brands and resonates with customers. To that end, we continue to strengthen our merchandise and design capabilities and enhance our sourcing and supply chain to deliver product in a timely manner to our customers while also concentrating on improvements to the quality and aesthetic of our merchandise. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of our shareholders.
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
We have four clearly defined strategic pillars that have guided our turnaround strategy since 2019 and will continue to guide us in the future.
1. Customer led;
2.Product obsessed;
3.Digital-first; and
4.Operationally excellent.

Results of Operations
Thirteen Weeks Ended April 30, 2022 Compared to the Thirteen Weeks Ended May 1, 2021
    Net Income (Loss) and Income (Loss) per Diluted Share
For the first quarter, the Company reported net income of $35 million, or $0.28 per diluted share, compared to a net loss of $9 million, or $0.08 loss per diluted share, in last year's first quarter.
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
	April 30, 2022		May 1, 2021

	(dollars in millions) (1)

Chico's	$264	48.9%	$177	45.6%
WHBM	169	31.2	104	26.8
Soma	107	19.9	107	27.6
Total Net Sales	$541	100.0%	$388	100.0%
(1) May not foot due to rounding.
For the first quarter, net sales were $541 million compared to $388 million in last year's first quarter. This 39.4% improvement primarily reflects a comparable sales increase of 40.6%, partially offset by 29 permanent store closures since last year’s first quarter. The 40.6% comparable sales improvement was driven by an increase in transaction count and higher average dollar sale.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the first quarter:

Thirteen Weeks Ended (1)
April 30, 2022
Chico's	52.0%
WHBM	64.8
Soma	(1.4)
Total Company	40.6
(1) The Company is not providing comparable sales figures for last year’s first quarter compared to the first quarter of fiscal 2020         as we do not believe it is a meaningful measure due to the significant impacts of the pandemic during fiscal 2020.
    Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021

	(dollars in millions)
Cost of goods sold	$324	$261
Gross margin	217	127
Gross margin percentage	40.0%	32.7%
For the first quarter, gross margin was $217 million, or 40.0% of net sales, compared to $127 million, or 32.7% of net sales, in last year's first quarter. The 730 basis point improvement in gross margin rate primarily reflects higher average unit retail and full price sales combined with occupancy leverage that offset elevated raw material and freight costs.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center ("NSSC") expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended April 30, 2022 and May 1, 2021:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021

	(dollars in millions)
Selling, general and administrative expenses	$171	$134
Percentage of total net sales	31.6%	34.6%
    For the first quarter, SG&A was $171 million, or 31.6% of net sales, compared to $134 million, or 34.6% of net sales, for last year's first quarter, primarily reflecting sales leverage and the ongoing benefit of cost savings initiatives.
Income Taxes
    For the first quarter, the $9.5 million income tax provision resulted in an effective tax rate of 21.4% compared to a $0.3 million income tax benefit, or effective tax rate of 3.3%, for last year’s first quarter. The 21.4% effective tax rate for the first quarter primarily reflects a favorable share-based compensation benefit and reduction in future reversing deferred tax liabilities. The 3.3% effective tax rate for last year's first quarter primarily reflects a change in the valuation allowance and favorable state audit settlements, offset by share-based compensation expense and a provision for state income and foreign withholding taxes.
Cash, Marketable Securities and Debt
At the end of the first quarter, cash and marketable securities totaled $104 million compared to $102 million at the end of last year’s first quarter. Debt at the end of the first quarter totaled $99 million compared to $149 million at the end of last year’s first quarter.
Inventories
    At the end of the first quarter, inventories totaled $326 million compared to $210 million at the end of last year's first quarter. The $116 million, or 55.3%, increase from last year’s first quarter primarily reflects elevated on-hand inventories to align with higher consumer demand, an increase in in-transit inventories due to extended in-transit times in the global supply chain, strategic investments in basics and replenishment inventories, and higher average unit costs.
Income Tax Receivable
    At the end of the first quarter, our unaudited condensed consolidated balance sheet reflected an $11 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the Coronavirus Aid, Relief, and Economic Security Act.

Liquidity and Capital Resources
The Company’s material cash requirements include amounts outstanding under operating leases; open purchase orders for inventory and other operating expenses in the normal course of business; contractual commitments for future capital expenditures; long-term debt obligations; and interest payments on long-term debt. Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omnichannel capabilities, including investments in our stores; information technology; and supply chain.
In response to the pandemic, the Company has taken actions to reinforce its financial position and liquidity. Specific actions include: significantly reducing capital and expense structures, centralizing key functions to create a more nimble organization to better align costs with expected sales; suspending the quarterly dividend commencing April 2020; aligning inventory receipts with expected demand; partnering with suppliers and vendors to reduce operating costs and extend payment terms; and reviewing real estate and actively negotiating with landlords to deliver rent relief in the form of reductions, abatements and other concessions. In October 2020 and February 2022, the Company amended and extended its credit facility to strengthen its liquidity and enhance its financial stability.
The Company anticipates satisfying its material cash requirements from its cash flows from operating activities, our cash on hand, capacity within our credit facility and other liquidity options.

The following table summarizes cash flows for the year-to-date period April 30, 2022 compared to last year's year-to-date period May 1, 2021:

	Thirteen Weeks Ended
	April 30, 2022	May 1, 2021
	(dollars in millions) (1)
Net cash used in operating activities	$(0.2)	$(4)
Net cash used in investing activities	(3)	(2)
Net cash used in financing activities	(8)	(1)
Net decrease in cash and cash equivalents	$(11)	$(7)
(1) May not foot due to rounding.
Operating Activities
Net cash used in operating activities for the year-to-date period of fiscal 2022 was $0.2 million compared to $4 million in last year's year-to-date period. The change in net cash used in operating activities primarily reflects higher net income, partially offset by elevated inventories and payment of the Company's fiscal 2021 incentive compensation plan.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2022 was $3 million compared to $2 million in last year's year-to-date period, reflecting a $1 million increase in capital spend.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2022 was $8 million compared to $1 million in last year's year-to-date period, primarily reflecting $7 million in payments of tax withholding related to the vesting of share-based awards.
Credit Facility
On February 2, 2022, the Company and certain material domestic subsidiaries entered into Amendment No. 2 (the "Amendment") to its credit agreement (as amended, the "Credit Agreement") originally entered into on August 2, 2018 and amended October 30, 2020, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association ("Wells Fargo Bank"), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and are secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Credit Agreement provides for a five-year asset-based senior secured revolving loan ("ABL") and letter of credit facility of up to $285.0 million, maturing February 2, 2027. The interest rate applicable to Term Secured Overnight Financing Rate ("SOFR") Loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million first-in last-out ("FILO") loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points.
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
As of April 30, 2022, $99.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of

April 30, 2022, the available additional borrowing capacity under the Credit Agreement was approximately $187.0 million, inclusive of the current loan cap of $30.0 million.
Store and Franchise Activity
During the thirteen weeks ended April 30, 2022, we had 2 permanent store closures, consisting of 1 Chico's store and 1 WHBM store. As of April 30, 2022, the Company's franchise operations consisted of 59 international retail locations in Mexico and 2 domestic airport locations.
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to optimize our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We will continue to adjust our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. We closed 2 underperforming locations during the thirteen weeks ended April 30, 2022 and ended the first quarter with 1,264 boutiques. The Company anticipates closing a total of approximately 40 stores in fiscal 2022, which primarily includes underperforming, mall-based Chico's and WHBM boutiques. We also plan to invest in opening up to 30 Soma stores in fiscal 2022. We will continue to evaluate our store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our 2021 Annual Report on Form 10-K, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting estimates as disclosed in our 2021 Annual Report on Form 10-K.

Forward-Looking Statements
This Form 10-Q may contain statements concerning our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry and other statements that are not historical facts. These are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, words or phrases such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “target,” “will,” “plans,” "path," “should,” “assumptions,” “outlook” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on information currently available to our management and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance. There is no assurance that our expectations will occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and, from time to time, in Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q and the following:
•the effects of the pandemic, including uncertainties about its depth and duration, new variants of COVID-19 that have emerged, the speed, efficacy and availability of vaccines and treatments, its impact on general economic conditions, human capital management, consumer behavior and discretionary spending, the effectiveness of any actions taken in response to the pandemic, and the impact of the pandemic on our manufacturing operations and shipping costs and timelines;
•the ability of our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, labor shortages, liquidity challenges, bankruptcy filings by other industry participants, and supply chain and other disruptions;
•increases in unemployment rates;

•increases in labor shortages and our ability to sufficiently staff our retail stores;
•changes in general economic conditions, including, but not limited to, consumer confidence and consumer spending patterns;
•the impact of inflation on consumer spending;
•market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (including the ongoing military conflict between Russia and Ukraine) or other major events, or the prospect of these events, including their impact on consumer spending;
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
•fluctuations in foreign currency exchange rates and commodity prices;
•significant increases in the costs of manufacturing, raw materials, transportation, importing, distribution, labor and advertising;
•decreases in the quality of merchandise received from suppliers and increases in delivery times for receiving such merchandise;
•our ability to appropriately manage our store fleet, including the closing of underperforming stores and opening of new stores, and our ability to achieve the expected results of any such store openings or store closings;
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
•our reliance on sourcing from foreign suppliers and significant adverse economic, labor, political or other shifts (including adverse changes in tariffs, taxes or other import regulations, particularly with respect to China, or legislation prohibiting certain imports from China);
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
•our ability to comply with applicable domestic and foreign information security and privacy laws, regulations and technology platform rules or other obligations related to data privacy and security;
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
The market risk of our financial instruments as of April 30, 2022 has not materially changed since January 29, 2022. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our Credit Agreement with Wells Fargo Bank, which is further discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1, Note 9 to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. The interest rate applicable to Term SOFR Loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million FILO loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points. As of April 30, 2022, $99 million in borrowings were outstanding under the Credit Agreement and is reflected as long-term debt in the accompanying unaudited condensed consolidated balance sheet. An increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $4.8 million over the remaining term of the loan.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio has historically consisted of cash equivalents and marketable securities which primarily included corporate bonds. We did not have marketable securities as of April 30, 2022. We consider all securities available-for-sale including those with maturity dates beyond 12 months, and therefore classified these securities, as applicable, as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs.

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
Changes in Internal Controls
There was no change in our internal controls over financial reporting or in other factors during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
    Information regarding legal proceedings is incorporated by reference from Note 10 to our unaudited condensed consolidated financial statements included in this Form 10-Q under the heading "Commitments and Contingencies."

ITEM 1A.	RISK FACTORS

    In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K should be considered as they could materially affect our business, financial condition or future results. There have been no material changes with respect to the risks described in our 2021 Annual Report on Form 10-K but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
January 30, 2022- February 26, 2022	—	$—	—	$55,192
February 27, 2022 - April 2, 2022	1,525,827	4.90	—	55,192
April 3, 2022 - April 30, 2022	35,909	5.15	—	55,192
Total	1,561,736	4.90	—

(a) Total number of shares purchased consists of 1,561,736 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
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

Exhibit 10.2	Indemnification Agreement with Eli Kumekpor, dated as of March 23, 2022

Exhibit 10.3	Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 1, 2022)

Exhibit 10.4	Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Executive Chair (for awards on or after March 1, 2022)

Exhibit 10.5	Form of 2020 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 1, 2022)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income (Loss), (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2022, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	June 8, 2022	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	June 8, 2022	By:	/s/ Patrick J. Guido
Patrick J. Guido
Executive Vice President, Chief Financial Officer

Date:	June 8, 2022	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer