Form 10-Q
period 2022-07-30
CHICO'S FAS, INC.
filed 2022-09-01
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At August 22, 2022, the registrant had 125,093,219 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2022

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks Ended July 30, 2022 (Unaudited) and July 31, 2021 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended July 30, 2022 (Unaudited) and July 31, 2021 (Unaudited)	4

	Condensed Consolidated Balance Sheets – July 30, 2022 (Unaudited), January 29, 2022 (Audited), and July 31, 2021 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended July 30, 2022 (Unaudited) and July 31, 2021 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Twenty-Six Weeks Ended July 30, 2022 (Unaudited) and July 31, 2021 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	36

Signatures		37

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$558,720	100.0%	$472,059	100.0%	$1,099,635	100.0%	$860,020	100.0%
Cost of goods sold	327,206	58.6	290,601	61.6	651,556	59.3	551,767	64.2
Gross Margin	231,514	41.4	181,458	38.4	448,079	40.7	308,253	35.8
Selling, general and administrative expenses	173,297	31.0	145,849	30.9	344,455	31.3	280,168	32.5
Income from Operations	58,217	10.4	35,609	7.5	103,624	9.4	28,085	3.3
Interest expense, net	(1,056)	(0.2)	(1,722)	(0.3)	(2,031)	(0.2)	(3,427)	(0.4)
Income before Income Taxes	57,161	10.2	33,887	7.2	101,593	9.2	24,658	2.9
Income tax provision	15,200	2.7	7,700	1.7	24,700	2.2	7,400	0.9
Net Income	$41,961	7.5%	$26,187	5.5%	$76,893	7.0%	$17,258	2.0%
Per Share Data:
Net income per common share - basic	$0.35		$0.22		$0.64		$0.15
Net income per common and common equivalent share – diluted	$0.34		$0.21		$0.62		$0.14
Weighted average common shares outstanding – basic	120,003		117,021		119,498		116,855
Weighted average common and common equivalent shares outstanding – diluted	123,897		122,723		123,580		121,222
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net income	$41,961	$26,187	$76,893	$17,258
Other comprehensive income:
Unrealized gains (losses) on marketable securities, net of taxes	5	(20)	5	(54)
Comprehensive income	$41,966	$26,167	$76,898	$17,204
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	July 30, 2022	January 29, 2022	July 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$157,233	$115,105	$126,298
Marketable securities, at fair value	15,301	—	10,891
Inventories	338,761	323,389	202,128
Prepaid expenses and other current assets	47,553	41,871	50,428
Income tax receivable	12,654	13,698	41,698
Total Current Assets	571,502	494,063	431,443
Property and Equipment, net	181,093	195,332	208,925
Right of Use Assets	438,959	463,077	529,945
Other Assets:
Goodwill	16,360	16,360	16,360
Other intangible assets, net	5,000	5,000	5,000
Other assets, net	19,599	23,005	21,394
Total Other Assets	40,959	44,365	42,754
	$1,232,513	$1,196,837	$1,213,067
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$173,891	$180,828	$119,387
Current lease liabilities	165,345	172,506	163,376
Other current and deferred liabilities	143,181	134,051	126,254
Total Current Liabilities	482,417	487,385	409,017
Noncurrent Liabilities:
Long-term debt	99,000	99,000	149,000
Long-term lease liabilities	350,797	381,081	454,164
Other noncurrent and deferred liabilities	2,422	7,867	13,800
Total Noncurrent Liabilities	452,219	487,948	616,964
Commitments and Contingencies (see Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 166,481 and 163,823 and 163,862 shares issued respectively; and 125,184 and 122,526 and 122,565 shares outstanding, respectively	1,252	1,225	1,226
Additional paid-in capital	508,105	508,654	503,168
Treasury stock, at cost, 41,297 shares, respectively	(494,395)	(494,395)	(494,395)
Retained earnings	282,910	206,020	177,077
Accumulated other comprehensive gain	5	—	10
Total Shareholders’ Equity	297,877	221,504	187,086
	$1,232,513	$1,196,837	$1,213,067

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain
	Shares	Par Value		Shares	Amount			Total
BALANCE, April 30, 2022	125,161	$1,251	$504,977	41,297	$(494,395)	$240,945	$—	$252,778
Net income	—	—	—	—	—	41,961	—	41,961
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	—	5	5
Issuance of common stock	59	1	12	—	—	—	—	13
Dividends on common stock	—	—	—	—	—	4	—	4
Repurchase of common stock & tax withholdings related to share-based awards	(36)	—	(177)	—	—		—	(177)
Share-based compensation	—	—	3,293	—	—	—	—	3,293
BALANCE, July 30, 2022	125,184	$1,252	$508,105	41,297	$(494,395)	$282,910	$5	$297,877

BALANCE, May 1, 2021	122,566	$1,226	$500,453	41,297	$(494,395)	$150,968	$30	$158,282
Net income	—	—	—	—	—	26,187	—	26,187
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(20)	(20)
Issuance of common stock	23	—	(1)	—	—	—	—	(1)
Dividends on common stock	—	—	—	—	—	(78)	—	(78)
Repurchase of common stock & tax withholdings related to share-based awards	(24)	—	(158)	—	—	—	—	(158)
Share-based compensation	—	—	2,874	—	—	—	—	2,874
BALANCE, July 31, 2021	122,565	$1,226	$503,168	41,297	$(494,395)	$177,077	$10	$187,086

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Twenty-Six Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain
	Shares	Par Value		Shares	Amount			Total
BALANCE, January 29, 2022	122,526	$1,225	$508,654	41,297	$(494,395)	$206,020	$—	$221,504
Net income	—	—	—	—	—	76,893	—	76,893
Unrealized gain on marketable securities, net of taxes	—	—	—	—	—	—	5	5
Issuance of common stock	4,255	43	113	—	—	—	—	156
Dividends on common stock	—	—	—	—	—	(3)	—	(3)
Repurchase of common stock & tax withholdings related to share-based awards	(1,597)	(16)	(7,819)	—	—	—	—	(7,835)
Share-based compensation	—	—	7,157	—	—	—	—	7,157
BALANCE, July 30, 2022	125,184	$1,252	$508,105	41,297	$(494,395)	$282,910	$5	$297,877

BALANCE, January 30, 2021	119,735	$1,197	$498,488	41,297	$(494,395)	$159,765	$64	$165,119
Net income	—	—	—	—	—	17,258	—	17,258
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(54)	(54)
Issuance of common stock	3,148	32	(32)	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	54	—	54
Repurchase of common stock & tax withholdings related to share-based awards	(318)	(3)	(977)	—	—	—	—	(980)
Share-based compensation	—	—	5,689	—	—	—	—	5,689
BALANCE, July 31, 2021	122,565	$1,226	$503,168	41,297	$(494,395)	$177,077	$10	$187,086

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Cash Flows from Operating Activities:
Net income	$76,893	$17,258
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory write-offs	434	374
Depreciation and amortization	22,886	27,348
Non-cash lease expense	90,293	95,317
Loss on disposal and impairment of property and equipment, net	2,126	1,335
Deferred tax benefit	(432)	250
Share-based compensation expense	7,157	5,689
Changes in assets and liabilities:
Inventories	(15,806)	1,481
Prepaid expenses and other assets	(1,136)	(8,165)
Income tax receivable	1,044	16,442
Accounts payable	(6,635)	2,991
Accrued and other liabilities	2,683	6,259
Lease liability	(103,508)	(132,549)
Net cash provided by operating activities	75,999	34,030
Cash Flows from Investing Activities:
Purchases of marketable securities	(16,324)	(219)
Proceeds from sale of marketable securities	1,029	7,826
Purchases of property and equipment	(10,191)	(5,150)
Net cash (used in) provided by investing activities	(25,486)	2,457
Cash Flows from Financing Activities:
Payments of debt issuance costs	(706)	—
Proceeds from issuance of common stock	156	—
Payments of tax withholdings related to share-based awards	(7,835)	(980)
Net cash used in financing activities	(8,385)	(980)
Net increase in cash and cash equivalents	42,128	35,507
Cash and Cash Equivalents, Beginning of period	115,105	90,791
Cash and Cash Equivalents, End of period	$157,233	$126,298

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,415	$3,053
Cash (paid) received for income taxes, net	$(16,559)	$15,976
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended July 30, 2022 are not necessarily indicative of the results that may be expected for the entire year.
COVID-19 Pandemic Update
The novel strain of coronavirus (‘‘COVID-19’’) pandemic (the ‘‘COVID-19 pandemic’’ or the ‘‘pandemic’’) resulted in significant challenges across our business since March 2020 and is expected to continue to disrupt our business operations for fiscal 2022 to varying degrees. In response to the pandemic, many of our markets imposed limitations, varying by market and in frequency, on the access to the Company’s store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions have relaxed and markets are primarily open, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences and cause disruptions to the supply chain and increase our raw materials and freight costs. Due to the uncertainty over the duration and severity of the economic and operational impacts of the pandemic, the adverse impacts of the pandemic may continue throughout our fiscal year 2022.
Reclassifications
Certain reclassifications have been made to the prior period's financial statements to enhance the comparability with the current year's financial statements. As a result, certain line items have been amended in the unaudited condensed consolidated balance sheets to conform to the current period's presentation.
Adoption of New Accounting Pronouncements
There were no new accounting pronouncements adopted by the Company during the thirteen and twenty-six weeks ended July 30, 2022.
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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
Chico's	$281,777	50.4%	$221,389	46.9%	$546,243	49.7%	$398,410	46.3%
WHBM	158,581	28.4	122,043	25.9	327,610	29.8	226,090	26.3
Soma	118,362	21.2	128,627	27.2	225,782	20.5	235,520	27.4
Total Net Sales	$558,720	100.0%	$472,059	100.0%	$1,099,635	100.0%	$860,020	100.0%
Contract Liability
    Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of July 30, 2022, January 29, 2022 and July 31, 2021, contract liabilities primarily consisted of gift cards of $33.7 million, $43.5 million and $33.8 million, respectively.
    For the thirteen and twenty-six weeks ended July 30, 2022, the Company recognized $8.5 million and $20.0 million, respectively, of revenue that was previously included in the gift card contract liability as of January 29, 2022. For the thirteen and twenty-six weeks ended July 31, 2021, the Company recognized $5.7 million and $15.7 million, respectively, of revenue that was previously included in the gift card contract liability as of January 30, 2021. The contract liability for our loyalty program was not material as of July 30, 2022, January 29, 2022 or July 31, 2021.
Performance Obligation
    For the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021, revenue recognized from performance obligations related to prior periods were not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.

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
In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During the thirteen and twenty-six weeks ended July 31, 2021, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications as a result of the ongoing impact of the pandemic. In accordance with the practical expedient allowed by the FASB, the Company elected to treat all pandemic-related rent concessions and related amendments, including pandemic-related lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company continued recording lease expense during deferral periods, as applicable, in accordance with its existing policies.

Operating lease expense was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Operating lease cost (1)	$54,247	$55,341	$107,663	$110,747
(1) For the thirteen and twenty-six weeks ended July 30, 2022, includes $9.6 million and $19.1 million, respectively, in variable lease costs. For the thirteen and twenty-six weeks ended July 31, 2021, includes $9.3 million and $19.2 million, respectively, in variable lease costs.
Supplemental balance sheet information related to operating leases was as follows:

	July 30, 2022	January 29, 2022	July 31, 2021
Right of use assets	$438,959	$463,077	$529,945

Current lease liabilities	$165,345	$172,506	$163,376
Long-term lease liabilities	350,797	381,081	454,164
Total operating lease liabilities	$516,142	$553,587	$617,540

Weighted Average Remaining Lease Term (years)	4.0	4.0	4.2

Weighted Average Discount Rate (1)	4.6%	4.5%	4.6%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$103,508	$132,549
Right of use assets obtained in exchange for lease obligations, non-cash	54,336	24,297

Maturities of operating lease liabilities as of July 30, 2022 were as follows:

Fiscal Year Ending:
January 28, 2023	$99,596
February 4, 2024	166,504
February 1, 2025	121,141
January 31, 2026	78,879
January 30, 2027	51,307
Thereafter	53,578
Total future minimum lease payments	$571,005
Less imputed interest	(54,863)
Total	$516,142

5. SHARE-BASED COMPENSATION
For the twenty-six weeks ended July 30, 2022 and July 31, 2021, share-based compensation expense was $7.2 million and $5.7 million, respectively. As of July 30, 2022, approximately 6.6 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan.
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
Restricted stock award activity for the twenty-six weeks ended July 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	5,140,240	$3.18
Granted	2,572,233	4.78
Vested	(2,347,510)	3.26
Forfeited	(341,303)	3.59
Unvested, end of period	5,023,660	3.93
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
Restricted stock unit activity for the twenty-six weeks ended July 30, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	647,350	$2.38
Granted	47,468	4.74
Vested	(288,600)	2.66
Unvested, end of period	406,218	2.46

Performance-based Restricted Stock Units
During the twenty-six weeks ended July 30, 2022, we granted performance-based restricted stock units ("PSUs") contingent upon the achievement of Company-specific performance goals during the three fiscal years 2022 through 2024. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant and will be settled in shares of our common stock.
PSU activity for the twenty-six weeks ended July 30, 2022 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,734,207	$2.24
Granted	1,082,050	3.85
Vested	(1,697,130)	1.16
Forfeited	(434,122)	2.96
Unvested, end of period	2,685,005	3.45

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
For the thirteen weeks ended July 30, 2022 and July 31, 2021, the Company's effective tax rate was 26.6% and 22.7%, respectively. The effective tax rate of 26.6% for the thirteen weeks ended July 30, 2022 primarily reflects the impact of losses in foreign jurisdictions on which a full valuation allowance is recorded. The 22.7% effective tax rate for the thirteen weeks ended July 31, 2021 primarily reflects a change in estimate from the first quarter of fiscal 2021 due to an increase in the Company’s projected annual pre-tax income and an increase in annual projected deferred tax assets on which a full valuation allowance exists, partially offset by the impact of the annual loss projected during the first quarter of fiscal 2021.
For the twenty-six weeks ended July 30, 2022 and July 31, 2021, the Company's effective tax rate was 24.3% and 30.0%, respectively. The effective tax rate of 24.3% for the twenty-six weeks ended July 30, 2022 primarily reflects a favorable share-based compensation benefit and a reduction in the liability for future reversing deferred tax liabilities. The 30.0% effective tax rate for the twenty-six weeks ended July 31, 2021 primarily reflects a change in the estimate from the first quarter of fiscal 2021 due to an increase in the Company’s projected annual pre-tax income and an increase in annual projected deferred tax assets on which a full valuation allowance exists, partially offset by the impact of the annual loss projected during the first quarter of fiscal 2021 and favorable state audit settlements.
As of July 30, 2022, our unaudited condensed consolidated balance sheet reflected an $11.4 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the Coronavirus Aid, Relief, and Economic Security Act.

7. INCOME PER SHARE
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of income per common share pursuant to the "two-class" method. For the Company, participating securities are comprised entirely of unvested restricted stock awards granted prior to fiscal 2020.
Net income per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted net income per share reflects the dilutive effect of potential common shares from non-participating securities such as restricted stock awards granted after fiscal 2019, stock options, PSUs and restricted stock units.

The following table sets forth the computation of net income per basic and diluted share shown on the face of the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Numerator
Net income	$41,961	$26,187	$76,893	$17,258
Net income allocated to participating securities	(166)	(235)	(348)	(171)
Net income available to common shareholders	$41,795	$25,952	$76,545	$17,087
Denominator (000's)
Weighted average common shares outstanding – basic	120,003	117,021	119,498	116,855
Dilutive effect of non-participating securities	3,894	5,703	4,082	4,367
Weighted average common and common equivalent shares outstanding – diluted	123,897	122,723	123,580	121,222
Net income per common share:
Basic	$0.35	$0.22	$0.64	$0.15
Diluted	$0.34	$0.21	$0.62	$0.14
For the thirteen weeks ended July 30, 2022 and July 31, 2021, 0.05 million and 0.1 million potential shares of common stock, respectively, were excluded from the diluted income per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the twenty-six weeks ended July 30, 2022 and July 31, 2021, 0.1 million and 0.1 million potential shares of common stock, respectively, were excluded from the diluted income per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

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
Marketable securities are classified as available-for-sale and as of July 30, 2022, consisted of U.S. government agencies, corporate bonds and commercial paper, with $8.8 million of securities with maturity dates within one year or less and $6.5 million with maturity dates over one year.
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
As of July 30, 2022, January 29, 2022 and July 31, 2021, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
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
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of July 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$35,195	$35,195	$—	$—
Marketable securities:
U.S. government agencies	1,505	—	1,505	—
Corporate bonds	5,948	—	5,948	—
Commercial paper	7,848	—	7,848	—
Deferred compensation plan	4,803	4,803	—	—
Total recurring fair value measurements	$55,299	$39,998	$15,301	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of January 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$25,396	$25,396	$—	$—
Noncurrent Assets
Deferred compensation plan	6,233	6,233	—	—
Total recurring fair value measurements	$31,629	$31,629	$—	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of July 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$14,493	$14,493	$—	$—
Marketable securities:
Corporate bonds	10,891	—	10,891	—
Noncurrent Assets
Deferred compensation plan	6,124	6,124	—	—
Total recurring fair value measurements	$31,508	$20,617	$10,891	$—

Impairment charges for assets evaluated for impairment on a nonrecurring basis were not material during the twenty-six weeks ended July 30, 2022 and July 31, 2021 and for the fifty-two weeks ended January 29, 2022.

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
As of July 30, 2022, $99.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of July 30, 2022, the available additional borrowing capacity under the Credit Agreement was approximately $188.0 million, inclusive of the current loan cap of $30.0 million.
As of July 30, 2022, deferred financing costs of $3.7 million was outstanding related to the Credit Agreement and is presented in other current assets in the accompanying unaudited condensed consolidated balance sheet.

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
Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of our business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to other matters as of July 30, 2022 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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
Executive Overview
    Chico’s FAS is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands - Chico’s®, White House Black Market® ("WHBM") and Soma® - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. We sometimes refer to our Chico’s and WHBM brands collectively as our "Apparel Group." Our distinct lifestyle brands serve the needs of fashion-savvy women with household incomes in the moderate to high income level. We earn revenue and generate cash through the sale of merchandise in our domestic retail stores, our various Company-operated e-commerce websites, social commerce, our call center (which takes orders for all of our brands) and through unaffiliated franchise partners.
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
Business Highlights
The Company's highlights for the thirteen weeks ended July 30, 2022 (the "second quarter") include:
•Consistent strong results: Chico's FAS posted $0.34 net income per diluted share for the second quarter, driven by strong comparable sales growth and meaningful gross margin expansion. This performance was 62% over the thirteen weeks ended July 31, 2021 (“last year’s second quarter”) and the Company’s highest-ever second quarter net income per diluted share.
•Powerful portfolio outperforming: For the second quarter, total Chico’s FAS net sales grew 18.4% and comparable sales increased 19.5% versus last year’s second quarter, led by the Company’s apparel brands. Chico’s and White House Black Market (“WHBM”) comparable sales grew 29.7% and 31.9%, respectively, in the second quarter versus last year’s second quarter. Compared to the thirteen weeks ended August 3, 2019, all three brands delivered double-digit comparable sales growth.
•Marketing drove traffic and new customers: Chico's FAS continued to elevate its marketing, focusing more resources on digital. Strategic marketing efforts continue to drive more customers to the Company’s brands, with total year-over-year customer count up mid-single digits, spend per customer up over last year’s second quarter and the average age of new customers continuing to trend younger.
•Newly launched loyalty programs exceeding expectations: During the second quarter, Chico’s FAS launched its new loyalty programs at Chico’s and WHBM. Customer sentiment and redemption rates are exceeding expectations, and the newly-launched programs are increasing shopper frequency.
•Gross margin expansion: The second quarter gross margin rate rose to 41.4%, outperforming last year’s second quarter by 300 basis points. Higher average unit retail and full-price sales combined with inbound freight and occupancy leverage was partially offset by elevated raw material costs.
•Double-digit operating margin: Income from operations for the second quarter was $58.2 million, or 10.4% of net sales, driven by strong sales growth and gross margin expansion, partially offset by planned increased selling, general and administrative expenses (“SG&A”), including labor and marketing.

Financial Results
    Income per diluted share for the second quarter was $0.34 compared to income per diluted share of $0.21 for last year's second quarter.
Income per diluted share for the twenty-six weeks ended July 30, 2022 was $0.62 compared to income per diluted share of $0.14 for twenty-six weeks ended July 31, 2021.
Select Financial Results
    The following table depicts select financial results for the thirteen and twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
	(in millions, except per share amounts)
Net sales	$559	$472	$1,100	$860
Income from operations	58	36	104	28
Net income	42	26	77	17
Net income per common and common equivalent share - diluted	0.34	0.21	0.62	0.14
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
While most government and health authority restrictions have lifted, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing macro challenges of the pandemic, supply chain, economic uncertainty and health concerns associated with the pandemic and war in Ukraine continue to affect, among other things, consumer behavior, spending levels and shopping preferences.
Overall economic uncertainty is also affecting consumer behavior. Consumers are experiencing an overall increase in the cost of living and are shifting their spending habits away from discretionary items. In particular, the rise in fuel and grocery costs has had a widespread impact on how consumers are prioritizing their spending. Inflation caused by the pandemic and geopolitical conditions, such as the war in Ukraine, also has contributed to economic concerns including cost of raw materials and products, fuel and freight costs, and labor costs, and is also affecting consumer confidence and spending habits.
The Company remains confident that it currently has sufficient liquidity to repay its obligations as they become due for the foreseeable future as the Company continues to drive operational efficiency and effectiveness, including ongoing expense management and actively managing its inventory positions and production calendar to mitigate the macro challenges of the pandemic, supply chain and economic uncertainty. However, the extent to which the pandemic, geopolitical events and overall economic uncertainty caused by the same impacts our business operations, financial results, and liquidity will depend on numerous evolving factors that we may not be able to accurately predict or assess, including the duration and scope of the pandemic, rising inflation and/or geopolitical conditions; our response to and ability to mitigate the impacts of the pandemic, inflation and geopolitical conditions; the negative impact the pandemic, inflation and geopolitical conditions have on global and regional economies and economic activity, including the duration and magnitude of their impacts on unemployment rates and consumer discretionary spending, among other items; their short- and longer-term impact on the levels of consumer confidence; the ability of our suppliers, vendors and customers to successfully address the impacts of the pandemic, inflation and geopolitical conditions; supply chain disruptions; actions governments, businesses and individuals take in response to the pandemic, inflation and geopolitical conditions; how quickly economies recover after the pandemic, inflation and geopolitical conditions subside, if at all; and our response to and ability to mitigate the impact of heightened concerns over a possible recession.

Fiscal 2022 Third Quarter and Full Year Outlook
For the fiscal 2022 third quarter, the Company currently expects:
•Consolidated net sales of $495 million to $510 million;
•Gross margin rate as a percent of net sales of 38.9% to 39.4%;
•SG&A as a percent of net sales of 34.4% to 34.8%;
•Effective income tax rate of 25.0%; and
•Earnings per diluted share of $0.11 to $0.14.
For the fiscal 2022 full year, the Company currently expects:
•Consolidated net sales of $2,140 million to $2,170 million;
•Gross margin rate as a percent of net sales of 38.8% to 39.1%;
•SG&A as a percent of net sales of 32.2% to 32.5%;
•Effective income tax rate of 25.0%;
•Earnings per diluted share of $0.79 to $0.87; and
•Capital and cloud-based expenditures of approximately $65 million to $70 million.
Key Performance Indicators
    In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts and make strategic decisions. These key measures include comparable sales, gross margin as a percent of sales, diluted income per share and return on net assets ("RONA"). In light of the pandemic, we have shifted our focus to effectively manage our liquidity position, including aligning our operating cost structure with expected sales. We will continue to evaluate our other key performance and financial measures in addition to our liquidity position. The following describes these measures.
Liquidity
    Liquidity is measured through cash flow, which is the measure of cash provided by or used in operating, investing and financing activities. We believe that as a result of the Company’s extensive measures to mitigate the impact of the pandemic discussed above, we were able to, and continue to, effectively manage our liquidity position.
Comparable Sales
    Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days. The Company views comparable sales as a key performance indicator to measure the performance of our business, however, we are not providing comparable sales figures for the thirteen and twenty-six weeks ended July 31, 2021 compared to the thirteen and twenty-six weeks ended August 1, 2020 as we do not believe it is a meaningful measure due to the varying degrees of business disruptions and periods of store closures and/or stores operating at reduced hours as a result of the pandemic during fiscal 2020.
    Gross Margin as a Percentage of Net Sales
    Gross margin as a percentage of net sales is computed as gross margin divided by net sales. We believe gross margin as a percentage of net sales is a primary metric to measure the performance of our business as it is used to determine the value of incremental sales, and to guide pricing and promotion decisions.

    Diluted Income per Share
    Income per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted income per share reflects the dilutive effect of potential common shares from non-participating securities such as stock options, performance stock units and restricted stock units. Whereas basic income per share serves as an indicator of the Company's profitability, we believe diluted income per share is a key performance measure because it gauges the Company's quality of income per share assuming all potential common shares from non-participating securities are exercised.
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
In fiscal 2020, the Company took actions to rapidly transform into a digital-first company, fast-tracking numerous innovation and digital technology investments, and we have continued those investments in fiscal 2022. We have also enhanced our marketing efforts to drive traffic and new customers to our brands, while retaining newly acquired customers at a meaningfully higher rate than the pre-pandemic year of fiscal 2019.
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
We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our primary operations, allowing us to fulfill orders for all channels from our distribution center ("DC") in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced “Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, our shared inventory system, Endless Aisle, enables customers to make purchases online and ship from store. In fiscal 2019, we completed the implementation of our Buy On-Line, Pick-up In-Store (BOPIS) capability across all our brands, further enhancing our omnichannel capabilities, and in fiscal 2020, we completed the implementation of StyleConnect® and MY CLOSETTM, our customized, branded, digital styling software tools that enable us to communicate directly with the majority of our customers, to drive the frontline business to digital fulfillment.
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

1. Customer led;
2.Product obsessed;
3.Digital-first; and
4.Operationally excellent.

Results of Operations
Thirteen Weeks Ended July 30, 2022 Compared to the Thirteen Weeks Ended July 31, 2021
    Net Income and Income per Diluted Share
For the second quarter, the Company reported net income of $42 million, or $0.34 per diluted share, compared to net income of $26 million, or $0.21 per diluted share, in last year's second quarter.
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended
	July 30, 2022		July 31, 2021

	(dollars in millions)

Chico's	$282	50.4%	$221	46.9%
WHBM	159	28.4	122	25.9
Soma	118	21.2	129	27.2
Total Net Sales	$559	100.0%	$472	100.0%
For the second quarter, net sales were $559 million compared to $472 million in last year's second quarter. This 18.4% improvement primarily reflects a comparable sales increase of 19.5%, partially offset by 26 permanent net store closures since last year’s second quarter. The 19.5% comparable sales improvement was driven by an increase in transaction count and higher average dollar sale.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the second quarter:

Thirteen Weeks Ended (1)
July 30, 2022
Chico's	29.7%
WHBM	31.9
Soma	(9.2)
Total Company	19.5
(1) The Company is not providing comparable sales figures for last year’s second quarter compared to the thirteen weeks ended August 1, 2020 as we do not believe it is a meaningful measure due to the significant impacts of the pandemic during fiscal 2020.
    Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold ("COGS") and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021

	(dollars in millions)
Cost of goods sold	$327	$291
Gross margin	232	181
Gross margin percentage	41.4%	38.4%
For the second quarter, gross margin was $232 million, or 41.4% of net sales, compared to $181 million, or 38.4% of net sales, in last year's second quarter. The 300 basis point improvement in gross margin rate primarily reflects higher average unit retail and full price sales combined with inbound freight and occupancy leverage, partially offset by higher raw material costs.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center ("NSSC") expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended July 30, 2022 and July 31, 2021:

	Thirteen Weeks Ended
	July 30, 2022	July 31, 2021

	(dollars in millions)
Selling, general and administrative expenses	$173	$146
Percentage of total net sales	31.0%	30.9%
    For the second quarter, SG&A was $173 million, or 31.0% of net sales, compared to $146 million, or 30.9% of net sales, for last year's second quarter, primarily reflecting planned marketing investments and elevated labor costs, partially offset by ongoing expense management.
Income Taxes
    For the second quarter, the $15.2 million income tax provision resulted in an effective tax rate of 26.6% compared to $7.7 million, or an effective tax rate of 22.7%, for last year’s second quarter. The 26.6% effective tax rate for the second quarter primarily reflects the impact of losses in foreign jurisdictions on which a full valuation allowance is recorded. The 22.7% effective tax rate for last year's second quarter primarily reflects a change in the estimate from the first quarter of fiscal 2021 due to an increase in the Company's projected annual pre-tax income and an increase in annual projected deferred tax assets on which a full valuation allowance exists, partially offset by the impact of the annual loss projected during the first quarter of fiscal 2021.
Twenty-Six Weeks Ended July 30, 2022 Compared to the Twenty-Six Weeks Ended July 31, 2021
Net Income and Income per Diluted Share
    For the twenty-six weeks ended July 30, 2022, the Company reported net income of $77 million, or $0.62 per diluted share, compared to net income of $17 million, or $0.14 per diluted share, for the twenty-six weeks ended July 31, 2021.
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Twenty-Six Weeks Ended
	July 30, 2022		July 31, 2021

	(dollars in millions)
Chico's	$546	49.7%	$398	46.3%
WHBM	328	29.8	226	26.3
Soma	226	20.5	236	27.4
Total net sales	$1,100	100.0%	$860	100.0%
Net sales for the twenty-six weeks ended July 30, 2022 increased to $1,100 million from $860 million for the twenty-six weeks ended July 31, 2021. This 27.9% improvement primarily reflects a comparable sales increase of 28.9%, partially offset by 26 permanent net store closures since last year’s second quarter. The 28.9% comparable sales improvement was driven by an increase in transaction count and higher average dollar sale.

The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the twenty-six weeks ended July 30, 2022:

Twenty-Six Weeks Ended (1)
July 30, 2022
Chico's	39.6%
WHBM	47.0
Soma	(5.7)
Total Company	28.9
(1) The Company is not providing comparable sales figures for the twenty-six weeks ended July 31, 2021 compared to the twenty-six weeks ended August 1, 2020 as we do not believe it is a meaningful measure due to the significant impacts of the pandemic during fiscal 2020.
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021

	(dollars in millions)
Cost of goods sold	$652	$552
Gross margin	448	308
Gross margin percentage	40.7%	35.8%
Gross margin for the twenty-six weeks ended July 30, 2022 was $448 million, or 40.7% of net sales, compared to $308 million, or 35.8% of net sales, for the twenty-six weeks ended July 31, 2021. The 490 basis point improvement in gross margin rate primarily reflects higher average unit retail and full price sales combined with occupancy leverage, partially offset by increased raw material costs.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the twenty-six weeks ended July 30, 2022 and July 31, 2021:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021

	(dollars in millions)
Selling, general and administrative expenses	$344	$280
Percentage of total net sales	31.3%	32.5%
For the twenty-six weeks ended July 30, 2022, SG&A was $344 million, or 31.3% of net sales, compared to $280 million, or 32.5% of net sales, for the twenty-six weeks ended July 31, 2021. The decrease in SG&A as a percent of total net sales primarily reflects sales leverage and ongoing expense management.
    Income Taxes
The effective tax rate for the twenty-six weeks ended July 30, 2022 and July 31, 2021 was 24.3% and 30.0%, respectively. The 24.3% for the twenty-six weeks ended July 30, 2022 primarily reflects a favorable share-based compensation benefit and a reduction in the liability for future deferred tax liabilities. The effective tax rate of 30.0% for the twenty-six weeks ended July 31, 2021 primarily reflects a change in estimate from the first quarter of fiscal 2021 due to an increase in the Company’s projected annual pre-tax income and an increase in annual projected deferred tax assets on which a full valuation allowance exists, partially offset by the impact of the annual loss projected during the first quarter of fiscal 2021 and favorable state audit settlements.

Cash, Marketable Securities and Debt
At the end of the second quarter, cash and marketable securities totaled $173 million compared to $137 million at the end of last year’s second quarter. Debt at the end of the second quarter totaled $99 million compared to $149 million at the end of last year’s second quarter.
Inventories
    At the end of the second quarter, inventories totaled $339 million compared to $202 million at the end of last year's second quarter. The $137 million increase over last year’s second quarter primarily reflects elevated in-transit inventories and early receipts to mitigate supply chain disruptions. On-hand inventories, adjusted for early fall receipts, increased 25.0% year-over-year to more align with higher consumer demand.
Income Tax Receivable
    At the end of the second quarter, our unaudited condensed consolidated balance sheet reflected an $11 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the Coronavirus Aid, Relief, and Economic Security Act.

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
The following table summarizes cash flows for the year-to-date period July 30, 2022 compared to last year's year-to-date period July 31, 2021:

	Twenty-Six Weeks Ended
	July 30, 2022	July 31, 2021
	(dollars in millions) (1)
Net cash provided by operating activities	$76	$34
Net cash (used in) provided by investing activities	(25)	2
Net cash used in financing activities	(8)	(1)
Net increase in cash and cash equivalents	$42	$36
(1) May not foot due to rounding.
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2022 was $76.0 million compared to $34 million in last year's year-to-date period. The change in net cash provided by operating activities primarily reflects higher net income and rent settlements made in last year's year-to-date period, partially offset by elevated inventories and income tax refunds received in last year's year-to-date period.

Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2022 was $25 million compared to net cash provided by investing activities of $2 million in last year's year-to-date period, reflecting a net $23 million increase in marketable securities and a $5 million increase in capital spend.
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
As of July 30, 2022, $99.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of July 30, 2022, the available additional borrowing capacity under the Credit Agreement was approximately $188.0 million, inclusive of the current loan cap of $30.0 million.
Store and Franchise Activity
During the twenty-six weeks ended July 30, 2022, we had 8 permanent net store closures, consisting of 5 Chico's store closures, 5 WHBM store closures and 2 Soma net store openings. As of July 30, 2022, the Company's franchise operations consisted of 58 international retail locations in Mexico and 2 domestic airport locations.
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to optimize our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We will continue to adjust our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. We closed net 8 underperforming locations during the twenty-six weeks ended July 30, 2022 and ended the second quarter with 1,258 boutiques. The Company anticipates closing approximately 30 stores in fiscal 2022, which primarily includes underperforming, mall-based Chico's and WHBM boutiques. We also plan to invest in opening over 20 additional Soma stores this fiscal year. We will continue to evaluate our store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.

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

Forward-Looking Statements
This Form 10-Q may contain statements concerning our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry and other statements that are not historical facts. These are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, words or phrases such as “aim,” “anticipates,” “believes,” “confident,” “could,” “estimates,” “expects,” “intends,” “target,” “will,” “plans,” "path," “should,” “assumptions,” “outlook” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on information currently available to our management and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance. There is no assurance that our expectations will occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and, from time to time, in Item 1A, “Risk Factors” of our Quarterly Reports on Form 10-Q and the following:
•the effects of the pandemic, including uncertainties about its depth and duration, new variants of COVID-19 that have emerged, the speed, efficacy and availability of vaccines and treatments, its impact on general economic conditions, human capital management, consumer behavior and discretionary spending, the effectiveness of any actions taken in response to the pandemic, and the impact of the pandemic on our manufacturing operations, shipping costs and timelines and the global supply chain;
•the ability of our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, labor shortages, liquidity challenges, bankruptcy filings by other industry participants, and supply chain and other disruptions;
•increases in unemployment rates and labor shortages;
•our ability to sufficiently staff our retail stores;
•changes in general economic conditions, including, but not limited to, consumer confidence and consumer spending patterns;
•the impact of inflation on consumer spending;
•market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (such as the war in Ukraine) or other major events, or the prospect of these events, including their impact on consumer spending, inflation, and the global supply chain;
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
• increased public focus and opinion on environmental, social and governance (“ESG”) initiatives and our ability to meet any announced ESG goals and initiatives;
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
•unanticipated adverse changes in legal, regulatory or tax laws; and
•our ability to comply with the terms of our Credit Agreement, including the restrictive provisions limiting our flexibility in operating our business and obtaining additional credit on commercially reasonable terms.
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
The market risk of our financial instruments as of July 30, 2022 has not materially changed since January 29, 2022. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our Credit Agreement with Wells Fargo Bank, which is further discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1, Note 9 to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. The interest rate applicable to Term SOFR Loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million FILO loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points. As of July 30, 2022, $99 million in borrowings were outstanding under the Credit Agreement and is reflected as long-term debt in the accompanying unaudited condensed consolidated balance sheet. An increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $4.5 million over the remaining term of the loan.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities which includes U.S. government agencies, corporate bonds and commercial paper. The marketable securities portfolio as of July 30, 2022 consisted of $8.8 million of securities with maturity dates within one year or less and $6.5 million with maturity dates over one year. We consider all securities available-for-sale including those with maturity dates beyond 12 months, and therefore classified these securities, as applicable, as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs.

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

1. Decreases in discretionary spending and demand for our products
An economic recession, depression, downturn, periods of inflation, or economic uncertainty in our key markets may adversely affect consumer discretionary spending and demand for our products. Many of our products may be considered discretionary items for consumers. Some of the factors that may influence consumer spending on discretionary items include general economic conditions, high levels of unemployment, health pandemics (such as the impact of the COVID-19 pandemic), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures, reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressures, tax rates and general uncertainty regarding the overall future economic environment. Global economic conditions are currently uncertain and volatile, due in part to the impacts of the COVID-19 pandemic and mitigation measures, the potential impacts of increasing inflation in the United States, the potential impacts of geopolitical uncertainties, and any potential sanctions, restrictions or responses to those conditions. For example, significant increases in inflation may impact the cost of our merchandise, which in turn could impact consumer spending decisions if passed through causing them to postpone or forgo purchasing discretionary items, such as our merchandise. As global economic conditions continue to be volatile or economic uncertainty remains, consumer discretionary spending also remains unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Consumer demand for our merchandise may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets.

2. Fluctuating costs and inflation
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
In addition, there continues to be global uncertainty, such as the ultimate impact of uncertainty with respect to trade policies, tariffs and government regulations affecting trade between the U.S. and other countries, and similar events of global, political unrest. These events have increased global uncertainty and have impacted and may in the future impact the cost, availability and quality of merchandise, as well as the cost, availability and quality of the fabrics or other raw materials used to manufacture our merchandise.

3. Fluctuating comparable sales and operating results
Our comparable sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. In addition to other risk factors discussed in this section and in our 2021 Annual Report on Form 10-K, a variety of factors affect comparable sales and operating results, including concerns regarding public health crises, changes in fashion trends, changes in our merchandise mix, customer acceptance of merchandise offerings, the timing of marketing activities, calendar shifts of holiday periods, the periodic impact of a fifty-three-week fiscal year, climate risks including weather conditions on our supply chain, political or social unrest and general economic conditions, such increased inflationary pressures and the effect of such pressures on discretionary spending and consumer purchases of discretionary items such as our merchandise. In addition, our ability to address potential challenges of sustained declining store traffic or a highly promotional retail environment and our execution of our retail fleet optimization plan and related store closings may impact our comparable sales, operating results and ability to maintain or gain market share. Past comparable sales or operating results are not an indicator of future results. For example, see “The ongoing COVID-19 pandemic” in our 2021 Annual Report on Form 10-K.

Risks Related to Sourcing and Distribution Strategies
Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

4. Reliance on foreign sources of production
The majority of the merchandise we sell is produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, non-compliance with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, potential changes to the United-States-Mexico-Canada Agreement and other international trade agreements, imposition of new legislation relating to import quotas, imposition of new or increased duties, taxes, or other charges on imports, foreign exchange rate challenges and pressures presented by implementation of monetary policy by the Federal Reserve and other international central banks, challenges from local business practices or political issues, manufacturing and transportation disruptions, our shift to a predominantly FOB (free on board) shipping structure rather than predominantly DDP (delivered duty paid), natural disasters and weather conditions due to the effect of climate change or other reasons, public health crises, customer activism related to our use of particular foreign markets, delays in the delivery of cargo due to port security considerations or government funding; seizure or detention of goods by U.S. Customs authorities, or a reduction in the availability of shipping sources caused by industry consolidation or other reasons. We source a substantial portion of our merchandise from Asia, including China. A reduction in the number of foreign suppliers, through bankruptcy or otherwise, or any change in exchange rates, labor laws or policies affecting the costs of goods in Asia could negatively impact our merchandise costs and the timely availability of the desired amount of merchandise. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections, public health crises or other factors, could also have a negative impact.
Our supply chain could be disrupted or delayed by the impact of global health endemics or pandemics, such as has been the case during the COVID-19 pandemic and the related government and private sector responsive actions thereto, including, but not limited to, border closures, restrictions on product shipments, sanctions and travel restrictions. During fiscal 2021, China sourced product accounted for approximately 31% of our merchandise cost. If the COVID-19 pandemic continues, we could experience significant additional supply chain disruptions. If we experience significant additional supply chain disruptions in China or other countries, we may not be able to develop alternate sourcing quickly on favorable terms, if at all, which could result in increased costs, loss of sales and a loss of customers, and adversely impact our margins and results of operation.
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

Other trade restrictions, including more stringent embargoes, safeguards and customs restrictions against apparel items, could increase the cost or reduce the supply of merchandise or raw materials available to us and adversely affect our business, financial condition and results of operations. For example, the current political landscape, including with respect to U.S.-China relations and recent bans imposed by the United States and other countries related to the prevention of forced labor in importers’ supply chains (such as the Uyghur Forced Labor Prevention Act (“UFPLA”)), with focus on certain commodities such as cotton, is affecting global supply chains including the global cotton supply chain. Compliance with UFLPA could continue to affect the global supply chain, the price and scarcity of sourceable cotton in the marketplace and could lead to an increase in the cost of goods, which may have an adverse effect on our profitability.

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

Tariff risks beyond China include increased enforcement of intellectual property (“IP”) rights under Section 301 of the Trade Act of 1974 (the “Trade Act”). For example, the USTR conducts a review to identify countries that deny adequate and effective protection of IP or deny fair and equitable market access to U.S. persons who rely on IP protection. Given the relatively fluid regulatory environment in China and the United States and relative uncertainty with respect to tariffs, international trade agreements and policies, a trade war, further governmental action related to tariffs or international trade policies, or additional tax or other regulatory changes in the future could directly and adversely impact our consolidated financial condition and results of operations.

5. Our suppliers’ inability to provide quality goods in a timely manner
We are subject to risk because we do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. A key supplier may become unable to address our manufacturing needs for a variety of reasons. If we were unexpectedly required to change suppliers or if a key supplier were unable to supply quality merchandise in sufficient quantities on acceptable terms, we could experience a significant impact to the supply or cost of merchandise. The entire apparel industry, including our company, continues to face supply chain challenges as a result of economic uncertainty due to the impacts of the COVID-19 pandemic, political instability, inflationary pressures, and other factors, including reduced freight availability and increased costs, port disruption, manufacturing facility closures, and related labor shortages and other supply chain disruptions. See “The ongoing COVID-19 pandemic” in our 2021 Annual Report on Form 10-K for additional information.

Other Risks Factors
    Our business is subject to numerous other risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

6. War, terrorism, public health crises or other catastrophes
In the event of war (such as the war in Ukraine), acts of terrorism or the threat of terrorist attacks, public health crises, climate risks and weather catastrophes or other events outside of our control, consumer spending could significantly decrease for a sustained period or impair our ability to source and/or distribute our products in a cost effective manner. In addition, local authorities or shopping center management could close stores in response to any immediate security concern, public health concern or weather catastrophe such as hurricanes, earthquakes or tornadoes. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results.
Similarly, war, acts of terrorism, threats of terrorist attacks, public health crises or a weather catastrophe, including those caused by climate change, could severely and adversely affect our National Store Support Center (“NSSC”) campus, our DC, or our entire supply chain. If any of our facilities, including our DC, our company-operated or franchised stores or the facilities of our suppliers or third-party service providers is affected by a natural disaster, public health crisis (such as a pandemic and epidemic), terrorism, war, political instability or other conflict, or other events outside of our control, or if we are unable to mitigate the likelihood or potential impact of such events, our business and operating results could be negatively impacted. For example, see “The ongoing COVID-19 pandemic” in our 2021 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
May 1, 2022 - May 28, 2022	4,541	$5.31	—	$55,192
May 29, 2022 - July 2, 2022	30,940	4.95	—	55,192
July 3, 2022 - July 30, 2022	—	—	—	55,192
Total	35,481	5.00	—

(a) Total number of shares purchased consists of 35,481 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
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

ITEM 6.	EXHIBITS
(a)The following documents are filed as exhibits to this Form 10-Q:

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2022, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	September 1, 2022	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	September 1, 2022	By:	/s/ Patrick J. Guido
Patrick J. Guido
Executive Vice President, Chief Financial Officer

Date:	September 1, 2022	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer