Form 10-Q
period 2022-10-29
CHICO'S FAS, INC.
filed 2022-11-23
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At November 14, 2022, the registrant had 125,069,318 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2022

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks Ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	4

	Condensed Consolidated Balance Sheets – October 29, 2022 (Unaudited), January 29, 2022 (Audited), and October 30, 2021 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II – Other Information

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	32

Signatures		33

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$518,332	100.0%	$453,644	100.0%	$1,617,967	100.0%	$1,313,664	100.0%
Cost of goods sold	310,892	60.0	269,205	59.3	962,448	59.5	820,973	62.5
Gross Margin	207,440	40.0	184,439	40.7	655,519	40.5	492,691	37.5
Selling, general and administrative expenses	175,841	33.9	162,469	35.8	520,296	32.1	442,637	33.7
Income from Operations	31,599	6.1	21,970	4.9	135,223	8.4	50,054	3.8
Interest expense, net	(1,080)	(0.2)	(1,744)	(0.4)	(3,111)	(0.2)	(5,170)	(0.4)
Income before Income Taxes	30,519	5.9	20,226	4.5	132,112	8.2	44,884	3.4
Income tax provision	5,900	1.2	2,000	0.5	30,600	1.9	9,400	0.7
Net Income	$24,619	4.7%	$18,226	4.0%	$101,512	6.3%	$35,484	2.7%
Per Share Data:
Net income per common share - basic	$0.20		$0.15		$0.84		$0.30
Net income per common and common equivalent share – diluted	$0.20		$0.15		$0.82		$0.29
Weighted average common shares outstanding – basic	120,333		117,304		119,776		117,005
Weighted average common and common equivalent shares outstanding – diluted	124,887		123,166		124,016		121,897
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net income	$24,619	$18,226	$101,512	$35,484
Other comprehensive loss:
Unrealized losses on marketable securities, net of taxes	(233)	(10)	(228)	(64)
Comprehensive income	$24,386	$18,216	$101,284	$35,420
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	October 29, 2022	January 29, 2022	October 30, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$117,726	$115,105	$134,458
Marketable securities, at fair value	23,017	—	3,006
Inventories	304,127	323,389	277,738
Prepaid expenses and other current assets	47,208	41,871	51,841
Income tax receivable	15,430	13,698	13,125
Total Current Assets	507,508	494,063	480,168
Property and Equipment, net	183,153	195,332	199,853
Right of Use Assets	432,018	463,077	494,808
Other Assets:
Goodwill	16,360	16,360	16,360
Other intangible assets, net	5,000	5,000	5,000
Other assets, net	18,890	23,005	25,413
Total Other Assets	40,250	44,365	46,773
	$1,162,929	$1,196,837	$1,221,602
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$107,400	$180,828	$172,897
Current lease liabilities	157,687	172,506	177,563
Other current and deferred liabilities	155,133	134,051	140,982
Total Current Liabilities	420,220	487,385	491,442
Noncurrent Liabilities:
Long-term debt	69,000	99,000	99,000
Long-term lease liabilities	346,560	381,081	415,458
Other noncurrent and deferred liabilities	2,612	7,867	8,147
Total Noncurrent Liabilities	418,172	487,948	522,605
Commitments and Contingencies (see Note 10)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 166,326 and 163,823 and 163,806 shares issued respectively; and 125,029 and 122,526 and 122,509 shares outstanding, respectively	1,250	1,225	1,225
Additional paid-in capital	510,374	508,654	505,419
Treasury stock, at cost, 41,297 shares, respectively	(494,395)	(494,395)	(494,395)
Retained earnings	307,536	206,020	195,306
Accumulated other comprehensive loss	(228)	—	—
Total Shareholders’ Equity	324,537	221,504	207,555
	$1,162,929	$1,196,837	$1,221,602

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, July 30, 2022	125,184	$1,252	$508,105	41,297	$(494,395)	$282,910	$5	$297,877
Net income	—	—	—	—	—	24,619	—	24,619
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(233)	(233)
Issuance of common stock	3	—	83	—	—	—	—	83
Dividends on common stock	—	—	—	—	—	7	—	7
Repurchase of common stock & tax withholdings related to share-based awards	(158)	(2)	(978)	—	—	—	—	(980)
Share-based compensation	—	—	3,164	—	—	—	—	3,164
BALANCE, October 29, 2022	125,029	$1,250	$510,374	41,297	$(494,395)	$307,536	$(228)	$324,537

BALANCE, July 31, 2021	122,565	$1,226	$503,168	41,297	$(494,395)	$177,077	$10	$187,086
Net income	—	—	—	—	—	18,226	—	18,226
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(10)	(10)
Issuance of common stock	94	—	(1)	—	—	—	—	(1)
Dividends on common stock	—	—	—	—	—	3	—	3
Repurchase of common stock & tax withholdings related to share-based awards	(150)	(1)	(895)	—	—	—	—	(896)
Share-based compensation	—	—	3,147	—	—	—	—	3,147
BALANCE, October 30, 2021	122,509	$1,225	$505,419	41,297	$(494,395)	$195,306	$—	$207,555

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

	Thirty-Nine Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, January 29, 2022	122,526	$1,225	$508,654	41,297	$(494,395)	$206,020	$—	$221,504
Net income	—	—	—	—	—	101,512	—	101,512
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(228)	(228)
Issuance of common stock	4,258	43	196	—	—	—	—	239
Dividends on common stock	—	—	—	—	—	4	—	4
Repurchase of common stock & tax withholdings related to share-based awards	(1,755)	(18)	(8,797)	—	—	—	—	(8,815)
Share-based compensation	—	—	10,321	—	—	—	—	10,321
BALANCE, October 29, 2022	125,029	$1,250	$510,374	41,297	$(494,395)	$307,536	$(228)	$324,537

BALANCE, January 30, 2021	119,735	$1,197	$498,488	41,297	$(494,395)	$159,765	$64	$165,119
Net income	—	—	—	—	—	35,484	—	35,484
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(64)	(64)
Issuance of common stock	3,242	33	(33)	—	—	—	—	—
Dividends on common stock	—	—	—	—	—	57	—	57
Repurchase of common stock & tax withholdings related to share-based awards	(468)	(5)	(1,872)	—	—	—	—	(1,877)
Share-based compensation	—	—	8,836	—	—	—	—	8,836
BALANCE, October 30, 2021	122,509	$1,225	$505,419	41,297	$(494,395)	$195,306	$—	$207,555

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO'S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Cash Flows from Operating Activities:
Net income	$101,512	$35,484
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory write-offs	826	374
Depreciation and amortization	33,350	39,662
Non-cash lease expense	137,184	139,116
Loss on disposal and impairment of property and equipment, net	1,804	1,432
Deferred tax benefit	(381)	190
Share-based compensation expense	10,321	8,836
Changes in assets and liabilities:
Inventories	18,436	(74,129)
Prepaid expenses and other assets	(2,591)	(13,830)
Income tax receivable	(1,732)	45,015
Accounts payable	(73,120)	56,503
Accrued and other liabilities	13,583	16,643
Lease liability	(155,561)	(166,990)
Net cash provided by operating activities	83,631	88,306
Cash Flows from Investing Activities:
Purchases of marketable securities	(26,376)	(269)
Proceeds from sale of marketable securities	3,083	15,753
Purchases of property and equipment	(21,207)	(8,246)
Proceeds from sale of assets	2,772	—
Net cash (used in) provided by investing activities	(41,728)	7,238
Cash Flows from Financing Activities:
Payments on borrowings	(30,000)	(50,000)
Payments of debt issuance costs	(706)	—
Proceeds from issuance of common stock	239	—
Payments of tax withholdings related to share-based awards	(8,815)	(1,877)
Net cash used in financing activities	(39,282)	(51,877)
Net increase in cash and cash equivalents	2,621	43,667
Cash and Cash Equivalents, Beginning of period	115,105	90,791
Cash and Cash Equivalents, End of period	$117,726	$134,458

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$3,686	$4,590
Cash (paid) received for income taxes, net	$(26,426)	$42,084
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
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended October 29, 2022 are not necessarily indicative of the results that may be expected for the entire year.
COVID-19 Pandemic Update
The novel strain of coronavirus (‘‘COVID-19’’) pandemic (the ‘‘COVID-19 pandemic’’ or the ‘‘pandemic’’) resulted in significant challenges across our business since March 2020 and is expected to continue to impact our business operations for the remainder of fiscal 2022 to varying degrees. In response to the pandemic, many of our markets imposed limitations, varying by market and in frequency, on the access to the Company’s store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands. Even as governmental restrictions have relaxed and markets are primarily open, we expect continued uncertainty and volatility on our business operations, operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic continue to affect consumer behavior, spending levels and shopping preferences and cause disruptions to the supply chain and increase our raw materials and freight costs. Due to the uncertainty over the duration and severity of the economic and operational impacts of the pandemic, the adverse impacts of the pandemic may continue throughout our fiscal year 2022.
Reclassifications
Certain reclassifications have been made to the prior period's financial statements to enhance the comparability with the current year's financial statements. As a result, certain line items have been amended in the unaudited condensed consolidated balance sheets to conform to the current period's presentation.
Adoption of New Accounting Pronouncements
There were no new accounting pronouncements adopted by the Company during the thirteen and thirty-nine weeks ended October 29, 2022.
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

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
Chico's	$255,341	49.3%	$203,505	44.9%	$801,584	49.5%	$601,914	45.8%
WHBM	157,451	30.4	138,159	30.4	485,061	30.0	364,250	27.7
Soma	105,540	20.3	111,980	24.7	331,322	20.5	347,501	26.5
Total Net Sales	$518,332	100.0%	$453,644	100.0%	$1,617,967	100.0%	$1,313,664	100.0%
Contract Liability
    Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer loyalty programs. As of October 29, 2022, January 29, 2022 and October 30, 2021, contract liabilities primarily consisted of gift cards of $31.9 million, $43.5 million and $32.4 million, respectively.
    For the thirteen and thirty-nine weeks ended October 29, 2022, the Company recognized $7.0 million and $27.0 million, respectively, of revenue that was previously included in the gift card contract liability as of January 29, 2022. For the thirteen and thirty-nine weeks ended October 30, 2021, the Company recognized $3.0 million and $18.7 million, respectively, of revenue that was previously included in the gift card contract liability as of January 30, 2021. The contract liability for our loyalty program was not material as of October 29, 2022, January 29, 2022 or October 30, 2021.
Performance Obligation
    For the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021, revenue recognized from performance obligations related to prior periods were not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.

4. LEASES
We lease retail stores, a limited amount of office space and certain equipment under operating leases expiring in various years through the fiscal year ending 2033. All of our leases have been classified as operating leases and are recognized and measured as such.
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
In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During the thirteen and thirty-nine weeks ended October 30, 2021, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications as a result of the ongoing impact of the pandemic. In accordance with the practical expedient allowed by the FASB, the Company elected to treat all pandemic-related rent concessions and related amendments, including pandemic-related lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company continued recording lease expense during deferral periods, as applicable, in accordance with its existing policies.
Operating lease expense was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Operating lease cost (1)	$55,608	$53,448	$163,271	$164,195
(1) The thirteen and thirty-nine weeks ended October 29, 2022, includes $9.7 million and $28.5 million, respectively, in variable lease costs. The thirteen and thirty-nine weeks ended October 30, 2021, includes $9.5 million and $28.7 million, respectively, in variable lease costs.
Supplemental balance sheet information related to operating leases was as follows:

	October 29, 2022	January 29, 2022	October 30, 2021
Right of use assets	$432,018	$463,077	$494,808

Current lease liabilities	$157,687	$172,506	$177,563
Long-term lease liabilities	346,560	381,081	415,458
Total operating lease liabilities	$504,247	$553,587	$593,021

Weighted Average Remaining Lease Term (years)	4.1	4.0	4.1

Weighted Average Discount Rate (1)	5.0%	4.5%	4.5%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$155,561	$166,990
Right of use assets obtained in exchange for lease obligations, non-cash	88,484	27,510

Maturities of operating lease liabilities as of October 29, 2022 were as follows:

Fiscal Year Ending:
January 28, 2023	$49,988
February 4, 2024	172,974
February 1, 2025	128,373
January 31, 2026	85,693
January 30, 2027	56,845
Thereafter	74,454
Total future minimum lease payments	$568,327
Less imputed interest	(64,080)
Total	$504,247

5. SHARE-BASED COMPENSATION
For the thirty-nine weeks ended October 29, 2022 and October 30, 2021, share-based compensation expense was $10.3 million and $8.8 million, respectively. As of October 29, 2022, approximately 6.8 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan.
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
Restricted stock award activity for the thirty-nine weeks ended October 29, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	5,140,240	$3.18
Granted	2,745,698	4.80
Vested	(2,709,403)	3.29
Forfeited	(532,942)	3.68
Unvested, end of period	4,643,593	4.01
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
Restricted stock unit activity for the thirty-nine weeks ended October 29, 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	647,350	$2.38
Granted	47,468	4.74
Vested	(288,600)	2.66
Unvested, end of period	406,218	2.46

Performance-based Restricted Stock Units
During the thirty-nine weeks ended October 29, 2022, we granted performance-based restricted stock units ("PSUs") contingent upon the achievement of Company-specific performance goals during the three fiscal years 2022 through 2024. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant and will be settled in shares of our common stock.
PSU activity for the thirty-nine weeks ended October 29, 2022 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,734,207	$2.24
Granted	1,127,256	3.90
Vested	(1,697,130)	1.16
Forfeited	(489,106)	3.10
Unvested, end of period	2,675,227	3.46

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
For the thirteen weeks ended October 29, 2022 and October 30, 2021, the Company's effective tax rate was 19.3% and 9.9%, respectively. The effective tax rate of 19.3% for the thirteen weeks ended October 29, 2022 primarily reflects a fiscal 2021 provision to return benefit resulting from changes in estimates due to the reversal of a valuation allowance related to fiscal 2021 temporary differences. The 9.9% effective tax rate for the thirteen weeks ended October 30, 2021 primarily reflects a change in estimate from the second quarter of fiscal 2021 due to an increase in annual projected deferred tax assets on which a full valuation allowance existed, offset by a fiscal 2020 provision to return benefit resulting from changes in estimates due to the reversal of a valuation allowance related to fiscal 2020 temporary differences and the rate differential provided by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
For the thirty-nine weeks ended October 29, 2022 and October 30, 2021, the Company's effective tax rate was 23.2% and 20.9%, respectively. The effective tax rate of 23.2% for the thirty-nine weeks ended October 29, 2022 primarily reflects a fiscal 2021 provision to return benefit due to the reversal of a valuation allowance related to fiscal 2021 temporary differences and a favorable share-based compensation benefit. The 20.9% effective tax rate for the thirty-nine weeks ended October 30, 2021 primarily reflects an annual projected deferred tax assets on which a full valuation allowance existed, offset by a fiscal 2020 provision to return benefit due to the reversal of a valuation allowance related to fiscal 2020 temporary differences, the rate differential provided by the CARES Act and favorable state audit settlements.
As of October 29, 2022, our unaudited condensed consolidated balance sheet reflected an $11.4 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.

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

The following table sets forth the computation of net income per basic and diluted share shown on the face of the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Numerator
Net income	$24,619	$18,226	$101,512	$35,484
Net income allocated to participating securities	(47)	(123)	(370)	(313)
Net income available to common shareholders	$24,572	$18,103	$101,142	$35,171
Denominator (000's)
Weighted average common shares outstanding – basic	120,333	117,304	119,776	117,005
Dilutive effect of non-participating securities	4,554	5,862	4,239	4,892
Weighted average common and common equivalent shares outstanding – diluted	124,887	123,166	124,016	121,897
Net income per common share:
Basic	$0.20	$0.15	$0.84	$0.30
Diluted	$0.20	$0.15	$0.82	$0.29
For the thirteen weeks ended October 29, 2022 and October 30, 2021, 0.1 million and 0.1 million potential shares of common stock, respectively, were excluded from the diluted income per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the thirty-nine weeks ended October 29, 2022 and October 30, 2021, 0.1 million and 0.2 million potential shares of common stock, respectively, were excluded from the diluted income per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

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
Marketable securities are classified as available-for-sale and as of October 29, 2022, consisted of U.S. government agencies, corporate bonds and commercial paper, with $13.8 million of securities with maturity dates within one year or less and $9.2 million with maturity dates over one year.
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
As of October 29, 2022, January 29, 2022 and October 30, 2021, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
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
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of October 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$42,596	$42,596	$—	$—
Marketable securities:
U.S. government agencies	3,479	—	3,479	—
Corporate bonds	10,709	—	10,709	—
Commercial paper	8,829	—	8,829	—
Deferred compensation plan	4,776	4,776	—	—
Total recurring fair value measurements	$70,389	$47,372	$23,017	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of January 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$25,396	$25,396	$—	$—
Noncurrent Assets
Deferred compensation plan	6,233	6,233	—	—
Total recurring fair value measurements	$31,629	$31,629	$—	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of October 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$22,388	$22,388	$—	$—
Marketable securities:
Corporate bonds	3,006	—	3,006	—
Noncurrent Assets
Deferred compensation plan	6,317	6,317	—	—
Total recurring fair value measurements	$31,711	$28,705	$3,006	$—

Impairment charges for assets evaluated for impairment on a nonrecurring basis were not material during the thirty-nine weeks ended October 29, 2022 and October 30, 2021 and for the fifty-two weeks ended January 29, 2022.

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
As of October 29, 2022, $69.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of October 29, 2022, the available additional borrowing capacity under the Credit Agreement was approximately $188.0 million, inclusive of the current loan cap of $30.0 million.
As of October 29, 2022, deferred financing costs of $3.5 million were outstanding related to the Credit Agreement and is presented in other current assets in the accompanying unaudited condensed consolidated balance sheet.

10. COMMITMENTS AND CONTINGENCIES
In February 2021, the Company was named as a defendant in Mercedes Haldy, et al. v. White House Black Market, Inc. (‘‘WHBM’’), et al., a putative class action filed in the Superior Court of California, Orange County, and subsequently removed to the United States District Court, Central District of California (‘‘Haldy’’). The Haldy complaint alleged numerous violations of California law related to payment of wages and other compensation, meal periods, rest periods, and wage statements, among other things. Plaintiff sought to represent a class of current and former nonexempt employees of WHBM and Chico’s stores in California.
In August 2021, the Company was named as a defendant in Margarita Hernandez v. Chico’s FAS, Inc., et al., a putative class action filed in the Superior Court of California, Orange County seeking to represent a class of current and former nonexempt employees of Chico’s, WHBM and Soma stores in California (‘‘Hernandez’’). The Hernandez complaint alleged many of the same wage and labor violations as the Haldy complaint and sought the same relief.
During a mediation in September 2021, the Company reached an agreement in principle to settle the above cases. A Memorandum of Understanding was entered into by all parties as of October 18, 2021 and a full settlement agreement was executed by all parties as of January 10, 2022. On May 19, 2022, the Superior Court of California entered an Order granting the parties' unopposed motion for preliminary approval of the class settlement, and set October 14, 2022 as the hearing date for final approval of the settlement. On October 25, 2022, the Court issued an Order Granting Final Approval of the Settlement and the Company considers the above cases to be resolved. Subsequent to October 29, 2022 the settlement amount was timely transferred to the fund administrator for distribution to participating class members. The resolution of these cases did not have a material adverse effect on the Company’s business, results of operations or consolidated financial statements.

Other than as noted above, we are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of our business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to other matters as of October 29, 2022 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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
Business Highlights
The Company's highlights for the thirteen weeks ended October 29, 2022 (the "third quarter") include:
•Consistent strong results: Chico's FAS posted $0.20 net income per diluted share for the third quarter, driven by strong comparable sales growth and selling, general and administrative expenses (“SG&A”) leverage. This performance was more than 30% over the thirteen weeks ended October 30, 2021 (“last year’s third quarter”) and the seventh consecutive quarter of year-over-year double-digit earnings growth.
•Powerful portfolio performance: For the third quarter, total Chico’s FAS net sales grew 14.3% and comparable sales increased 16.5% versus last year’s third quarter, led by the Company’s apparel brands. Chico’s and WHBM comparable sales grew 28.8% and 17.0%, respectively, in the third quarter versus last year’s third quarter.
•Solid operating income growth: Third quarter income from operations was $31.6 million, or 6.1% of net sales, compared to $22.0 million, or 4.9% of net sales, in last year’s third quarter, driven by strong sales growth and SG&A leverage, partially offset by higher raw material costs.
•Strong balance sheet: The Company ended the third quarter with $140.7 million in cash and marketable securities, after repaying $30.0 million of long-term debt during the quarter.
•Marketing drove traffic and new customers: Chico's FAS continued to elevate its marketing, focusing more resources on digital. Strategic marketing efforts continue to drive more customers to the Company’s brands, with total year-over-year customer count up high-single digits, spend per customer up over last year’s third quarter and the average age of new customers continuing to trend younger.
•New loyalty programs exceeding expectations: For the third quarter, enrollment, customer sentiment, and redemption rates continue to exceed expectations.

Financial Results
    Income per diluted share for the third quarter was $0.20 compared to income per diluted share of $0.15 for last year's third quarter. Results for last year's third quarter include the unfavorable impact of litigation settlement charges of approximately $4 million, after-tax.
Income per diluted share for the thirty-nine weeks ended October 29, 2022 was $0.82 compared to income per diluted share of $0.29 for thirty-nine weeks ended October 30, 2021. Results for the thirty-nine weeks ended October 30, 2021 include the unfavorable impact of litigation settlement charges of approximately $4 million, after-tax.
Select Financial Results
    The following table depicts select financial results for the thirteen and thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
	(in millions, except per share amounts)
Net sales	$518	$454	$1,618	$1,314
Income from operations	32	22	135	50
Net income	25	18	102	35
Net income per common and common equivalent share - diluted	0.20	0.15	0.82	0.29
Current Trends
The novel strain of coronavirus (‘‘COVID-19’’) pandemic (the ‘‘pandemic’’) has resulted in significant challenges across our business starting in March 2020 and is expected to continue to impact our business operations in fiscal 2022 to varying degrees. In response to the pandemic, many of our markets imposed limitations, varying by market and in frequency, on the access to the Company’s store fleet, including temporary store closures and/or a reduction in hours, staffing and capacity. We continue to focus on evolving consumer demand emerging from the pandemic experience and have accelerated our transformation to a digital-first company, fast-tracking numerous innovation and technology investments across all three of our brands.
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

Fiscal 2022 Fourth Quarter and Full Year Outlook
For the fiscal 2022 fourth quarter, the Company currently expects:
•Consolidated net sales of $535 million to $555 million;
•Gross margin rate as a percent of net sales of 35.4% to 35.8%;
•SG&A as a percent of net sales of 32.7% to 33.2%;
•Effective income tax rate of 25.0%; and
•Earnings per diluted share of $0.07 to $0.10.
For the fiscal 2022 full year, the Company currently expects:
•Consolidated net sales of $2,153 million to $2,173 million;
•Gross margin rate as a percent of net sales of 39.2% to 39.3%;
•SG&A as a percent of net sales of 32.3% to 32.4%;
•Effective income tax rate of 23.0%;
•Earnings per diluted share of $0.89 to $0.92; and
•Capital and cloud-based expenditures of approximately $65 million to $70 million.
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
Comparable Sales
    Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and includes online and catalog sales, and beginning in the third quarter of fiscal 2019, includes international sales. The comparable sales calculation excludes the negative impact of stores closed four or more days. The Company views comparable sales as a key performance indicator to measure the performance of our business, however, we are not providing comparable sales figures for the thirty-nine weeks ended October 30, 2021 compared to the thirty-nine weeks ended October 31, 2020 as we do not believe it is a meaningful measure due to the varying degrees of business disruptions and periods of store closures and/or stores operating at reduced hours as a result of the pandemic during fiscal 2020.
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
We seek to acquire new customers and retain existing customers by leveraging existing customer-specific data and through targeted marketing, including digital marketing, social media, video, catalogs and mailers. We seek to optimize the potential of our brands with innovative product offerings, potential new merchandise opportunities, and brand extensions that enhance the current offerings, as well as through our continued emphasis on our trademark “Most Amazing Personal Service” standard. We also will continue to consider potential alternative sales channels for our brands, including international franchise, wholesale, licensing and other opportunities.
We continue to leverage our digital investments to convert single-channel customers to be omnichannel, or multi-channel, customers, as the average omnichannel customer spends more than three times the average single-channel customer.
We have four clearly defined strategic pillars that guided our recent strategy and will continue to guide us in the future.
1.Customer led;

2.Product obsessed;
3.Digital-first; and
4.Operationally excellent.

Results of Operations
Thirteen Weeks Ended October 29, 2022 Compared to the Thirteen Weeks Ended October 30, 2021
    Net Income and Income per Diluted Share
For the third quarter, the Company reported net income of $25 million, or $0.20 per diluted share, compared to net income of $18 million, or $0.15 per diluted share, in last year's third quarter. Results for last year's third quarter include pre-tax litigation settlement charges of approximately $4 million.
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended
	October 29, 2022		October 30, 2021

	(dollars in millions)

Chico's	$255	49.3%	$204	44.9%
WHBM	157	30.4	138	30.4
Soma	106	20.3	112	24.7
Total Net Sales	$518	100.0%	$454	100.0%
For the third quarter, net sales were $518 million compared to $454 million in last year's third quarter. This 14.3% improvement primarily reflects a comparable sales increase of 16.5%, partially offset by 18 permanent net store closures since last year’s third quarter. The 16.5% comparable sales improvement was driven by an increase in transaction count, partially offset by a decrease in average dollar sale.
The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirteen weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021
	Compared to Fiscal 2021	Compared to Fiscal 2020
Chico's	28.8%	23.3%
WHBM	17.0	33.4
Soma	(6.1)	30.2
Total Company	16.5	27.9
    Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold ("COGS") and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021

	(dollars in millions)
Cost of goods sold	$311	$269
Gross margin	207	184
Gross margin percentage	40.0%	40.7%
For the third quarter, gross margin was $207 million, or 40.0% of net sales, compared to $184 million, or 40.7% of net sales, in last year's third quarter. The 70 basis point decrease in gross margin rate primarily reflects higher raw material costs, partially offset by freight costs, occupancy leverage and higher average unit retail.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center ("NSSC") expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended October 29, 2022 and October 30, 2021:

	Thirteen Weeks Ended
	October 29, 2022	October 30, 2021

	(dollars in millions)
Selling, general and administrative expenses	$176	$162
Percentage of total net sales	33.9%	35.8%
    For the third quarter, SG&A was $175.8 million, or 33.9% of net sales, compared to $162.5 million, or 35.8% of net sales, for last year’s third quarter, primarily reflecting ongoing expense management and the impact of $4 million in pre-tax litigation settlement charges in last year's third quarter.
Income Taxes
    For the third quarter, the $5.9 million income tax provision resulted in an effective tax rate of 19.3% compared to $2.0 million, or an effective tax rate of 9.9%, for last year’s third quarter. The 19.3% effective tax rate for the third quarter primarily reflects a fiscal 2021 provision to return benefit resulting from changes in estimates due to the reversal of a valuation allowance related to fiscal 2021 temporary differences. The 9.9% effective tax rate for last year's third quarter primarily reflects a change in estimate from the second quarter of fiscal 2021 due to an increase in annual projected deferred tax assets on which a full valuation allowance exists, offset by a 2020 fiscal provision to return benefit resulting from changes in estimates due to the reversal of a valuation allowance related to 2020 temporary differences and the rate differential provided by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act.
Thirty-Nine Weeks Ended October 29, 2022 Compared to the Thirty-Nine Weeks Ended October 30, 2021
Net Income and Income per Diluted Share
    For the thirty-nine weeks ended October 29, 2022, the Company reported net income of $102 million, or $0.82 per diluted share, compared to net income of $35 million, or $0.29 per diluted share, for the thirty-nine weeks ended October 30, 2021. Results for the thirty-nine weeks ended October 30, 2021 include pre-tax litigation settlement charges of approximately $4 million.
Net Sales
The following table depicts net sales by Chico's, WHBM and Soma in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirty-Nine Weeks Ended
	October 29, 2022		October 30, 2021

	(dollars in millions)
Chico's	$802	49.5%	$602	45.8%
WHBM	485	30.0	364	27.7
Soma	331	20.5	348	26.5
Total net sales	$1,618	100.0%	$1,314	100.0%
Net sales for the thirty-nine weeks ended October 29, 2022 increased to $1,618 million from $1,314 million for the thirty-nine weeks ended October 30, 2021. This 23.2% improvement primarily reflects a comparable sales increase of 24.7%, partially offset by 18 permanent net store closures since last year’s third quarter. The 24.7% comparable sales improvement was driven by an increase in transaction count and higher average dollar sale.

The following table depicts comparable sales percentages by Chico's, WHBM and Soma for the thirty-nine weeks ended October 29, 2022:

Thirty-Nine Weeks Ended (1)
October 29, 2022
Compared to Fiscal 2021
Chico's	36.0%
WHBM	35.6
Soma	(5.8)
Total Company	24.7
(1) The Company is not providing comparable sales figures for the thirty-nine weeks ended October 30, 2021 compared to the thirty-nine weeks ended October 31, 2020 as we do not believe it is a meaningful measure due to the significant impacts of the pandemic during fiscal 2020.
Cost of Goods Sold/Gross Margin
The following table depicts COGS and gross margin in dollars and gross margin as a percentage of total net sales for the thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021

	(dollars in millions)
Cost of goods sold	$962	$821
Gross margin	656	493
Gross margin percentage	40.5%	37.5%
Gross margin for the thirty-nine weeks ended October 29, 2022 was $656 million, or 40.5% of net sales, compared to $493 million, or 37.5% of net sales, for the thirty-nine weeks ended October 30, 2021. The 300 basis point improvement in gross margin rate primarily reflects occupancy leverage combined with higher average unit retail and full price sales, partially offset by increased raw material costs.
Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 29, 2022 and October 30, 2021:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021

	(dollars in millions)
Selling, general and administrative expenses	$520	$443
Percentage of total net sales	32.1%	33.7%
For the thirty-nine weeks ended October 29, 2022, SG&A was $520 million, or 32.1% of net sales, compared to $443 million, or 33.7% of net sales, for the thirty-nine weeks ended October 30, 2021. The decrease in SG&A as a percent of total net sales primarily reflecting ongoing expense management and the impact of $4 million in pre-tax litigation settlement charges in last year's third quarter.
    Income Taxes
The effective tax rate for the thirty-nine weeks ended October 29, 2022 and October 30, 2021 was 23.2% and 20.9%, respectively. The 23.2% for the thirty-nine weeks ended October 29, 2022 primarily reflects a fiscal 2021 provision to return benefit due to the reversal of a valuation allowance related to fiscal 2021 temporary differences and a favorable share-based compensation benefit. The effective tax rate of 20.9% for the thirty-nine weeks ended October 30, 2021 primarily reflects an annual projected deferred tax assets on which a full valuation allowance existed, offset by a 2020 fiscal provision to return benefit due to the reversal of a valuation allowance related to fiscal 2020 temporary differences, the rate differential provided by the CARES Act and favorable state audit settlements.

Cash, Marketable Securities and Debt
At the end of the third quarter, cash and marketable securities totaled $141 million compared to $137 million at the end of last year’s third quarter. Debt at the end of the third quarter totaled $69 million compared to $99 million at the end of last year’s third quarter, reflecting a principal payment of $30 million in the third quarter.
Inventories
    At the end of the third quarter, inventories totaled $304 million compared to $278 million at the end of last year’s third quarter. The $26 million increase over last year’s third quarter primarily reflects early holiday receipts, alignment of on-hand inventories with higher consumer demand, strategic investments in basics and higher average unit costs.
Income Tax Receivable
    At the end of the third quarter, our unaudited condensed consolidated balance sheet reflected an $11 million income tax receivable related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.

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
The following table summarizes cash flows for the year-to-date period October 29, 2022 compared to last year's year-to-date period October 30, 2021:

	Thirty-Nine Weeks Ended
	October 29, 2022	October 30, 2021
	(dollars in millions) (1)
Net cash provided by operating activities	$84	$88
Net cash (used in) provided by investing activities	(42)	7
Net cash used in financing activities	(39)	(52)
Net increase in cash and cash equivalents	$3	$44
(1) May not foot due to rounding.
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2022 was $84 million compared to $88 million in last year's year-to-date period. The change in net cash provided by operating activities primarily reflects the timing of payables and income tax refunds received in last year's year-to-date period, partially offset by the change in inventories to align with consumer demand, higher fiscal 2022 net income and rent settlements made in last year's year-to-date period.

Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2022 was $42 million compared to net cash provided by investing activities of $7 million in last year's year-to-date period, reflecting a net $39 million increase in marketable securities and a $13 million increase in capital spend.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2022 was $39 million compared to $52 million used in last year's year-to-date period. The change in net cash used in financing activities primarily reflects a $20 million decrease in payment on borrowings, partially offset by $7 million in payments of tax withholding related to the vesting of share-based awards.
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
As of October 29, 2022, $69 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of October 29, 2022, the available additional borrowing capacity under the Credit Agreement was approximately $188 million, inclusive of the current loan cap of $30 million.
Store and Franchise Activity
During the thirty-nine weeks ended October 29, 2022, we had 5 permanent net store closures, consisting of 8 Chico's store closures, 7 WHBM store closures and 10 Soma net store openings. As of October 29, 2022, the Company's franchise operations consisted of 58 international retail locations in Mexico and 2 domestic airport locations.
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to optimize our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We will continue to adjust our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. We closed net 5 underperforming locations during the thirty-nine weeks ended October 29, 2022 and ended the third quarter with 1,261 boutiques. The Company anticipates closing 26 stores in fiscal 2022, which primarily includes underperforming, mall-based Chico's and WHBM boutiques. We also plan to invest in opening an additional 14 Soma stores this fiscal year. We will continue to evaluate our store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.

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
•the impacts of rising inflation, gasoline prices, and interest rates on consumer spending;
•market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (such as the war in Ukraine) or other major events, or the prospect of these events, including their impact on consumer spending, inflation, and the global supply chain;
•domestic and global political and social conditions and the potential impacts of geopolitical turmoil or conflict;
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
•increased competition in the markets in which we operate, including for, among other things, premium mall space;
•our ability to remain competitive with customer shipping terms and costs;
•decreases in customer traffic at malls, shopping centers and our stores;

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
•our ability to successfully execute and achieve the expected results of our business, brand strategies, brand awareness programs, and merchandising and marketing programs including, but not limited to, the Company’s three-year strategic growth plan, retail fleet optimization plan, sales initiatives, multi-channel strategies and four strategic pillars which are: 1) customer led; 2) product obsessed; 3) digital first; and 4) operationally excellent;
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
The market risk of our financial instruments as of October 29, 2022 has not materially changed since January 29, 2022. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our Credit Agreement with Wells Fargo Bank, which is further discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1, Note 9 to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. The interest rate applicable to Term SOFR Loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million FILO loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points. As of October 29, 2022, $69 million in borrowings were outstanding under the Credit Agreement and is reflected as long-term debt in the accompanying unaudited condensed consolidated balance sheet. An increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $3.0 million over the remaining term of the loan.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities which includes U.S. government agencies, corporate bonds and commercial paper. The marketable securities portfolio as of October 29, 2022 consisted of $13.8 million of securities with maturity dates within one year or less and $9.2 million with maturity dates over one year. We consider all securities available-for-sale including those with maturity dates beyond 12 months, and therefore classified these securities, as applicable, as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs.

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
    In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2021 Annual Report on Form 10-K should be considered as they could materially affect our business, financial condition or future results. There have been no material changes with respect to the risks described in our 2021 Annual Report on Form 10-K, except for those risks updated in our quarterly report on Form 10-Q for the quarter ended July 30, 2022, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
July 31, 2022 - August 27, 2022	134,429	$6.41	—	$55,192
August 28, 2022 - October 1, 2022	6,172	5.55	—	55,192
October 2, 2022 - October 29, 2022	17,254	4.84	—	55,192
Total	157,855	6.20	—

(a) Total number of shares purchased consists of 157,855 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
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

ITEM 6.	EXHIBITS
(a)The following documents are filed as exhibits to this Form 10-Q:

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2022, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	November 23, 2022	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	November 23, 2022	By:	/s/ Patrick J. Guido
Patrick J. Guido
Executive Vice President, Chief Financial Officer

Date:	November 23, 2022	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer