Form 10-K
period 2023-01-28
CHICO'S FAS, INC.
filed 2023-03-14
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant:
Approximately $605,000,000 as of July 30, 2022, based upon the closing stock price on July 30, 2022 as reported by the NYSE.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
Common Stock, par value $0.01 per share – 125,049,578 shares as of February 27, 2023.
Documents incorporated by reference:
Portions of the Definitive Proxy Statement for the Company’s Annual Meeting of Shareholders presently scheduled for June 22, 2023 (the “2023 Annual Meeting Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K.

CHICO’S FAS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE
FISCAL YEAR ENDED JANUARY 28, 2023

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements.”

ITEM 1.	BUSINESS
Overview
Chico’s FAS, Inc.1 is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands operating under the Chico's®, White House Black Market® (“WHBM”) and Soma® brand names - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. We sometimes refer to our Chico's and WHBM brands collectively as our “Apparel Group.” Our distinct lifestyle brands target the needs of fashion-savvy women with moderate-to-high household income levels. We earn revenue and generate cash through the sale of merchandise in our domestic retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels. As of January 28, 2023, we operated 1,269 stores across 46 states, Puerto Rico and the United States (“U.S.”) Virgin Islands, and sold merchandise through 58 international franchise locations in Mexico and 2 domestic airport locations.
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
We offer high quality and unique merchandise, supported by outstanding personalized customer service. While each of our brands has a distinct customer base, the overall portfolio caters to a broad age and economic demographic, with moderate-to-high household income levels.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in this Annual Report on Form 10-K are the fiscal years ended January 28, 2023 (“fiscal 2022”, “2022” or “current period”), January 29, 2022 (“fiscal 2021”, “2021” or “prior period”), January 30, 2021 (“fiscal 2020” or “2020”), and February 1, 2020 (“fiscal 2019” or “2019”). Each of these periods had 52 weeks.

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
Chico’s
Our Chico’s brand began operations in 1983 and primarily sells exclusively designed, private branded clothing focusing on women with moderate-to-high household income levels. The style sensibility is chic and artful, and the brand is known for color and unique completer pieces, from signature jackets to jewelry and accessories that finish the look. Chico's apparel, including the Black LabelTM, Zenergy® and TravelersTM collections, emphasizes an effortless, chic style, comfort and relaxed fit. Accessories and jewelry are original and designed to elevate the clothing assortment, allowing our customer to individualize her personal style.
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
White House Black Market
The WHBM brand began operations in 1985 and was acquired by the Company in September 2003. WHBM is dedicated to being a go-to style destination and authority on wardrobe building. WHBM primarily sells exclusively designed, private branded clothing focusing on women with moderate-to-high household income levels. WHBM offers a modern collection to support her every lifestyle moment, selling stylish and versatile clothing and accessory items, including everyday basics and premium denim, polished casual apparel, tailored relaxed workwear, black and white pieces, and feminine all-occasion dresses. The accessories at WHBM, such as shoes, belts, scarves, handbags and jewelry, are specifically designed to coordinate with each collection, allowing customers to easily individualize their wardrobe selections.
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
Soma
The Soma brand, which began operations in 2004, primarily sells exclusively designed, private branded lingerie, sleepwear and loungewear products focusing on women who want solutions that are as comfortable as they are beautiful. The Soma brand's core franchises emphasize innovative styles that focus on fit and uncompromising comfort, including BodifyTM, Enbliss® and Vanishing Back® bras, Vanishing Edge® panties and Cool Nights® sleepwear.
Bras range in size from 32A-46H. The sleepwear and loungewear offerings range in size from extra small to extra-extra-large.
The Soma team develops product offerings by working closely with a small number of independent suppliers to design proprietary products in-house and, in some cases, designs provided by its independent suppliers under labels other than the Soma brand.
Our Business Strategy
Our overall business strategy is focused on building a collection of distinct high-performing retail brands primarily serving the fashion needs of women with moderate-to-high household income levels.
The primary function of the Company is the production and procurement of beautiful merchandise that delivers the brand promise and brand positioning of each of our brands and resonates with customers. To that end, we are continually strengthening our merchandise and design capabilities and enhancing our sourcing and supply chain to deliver product in a timely manner to our customers while also focusing on improvements to the quality and aesthetic of our merchandise. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of our shareholders.

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
We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our primary operations, allowing us to fulfill orders for all channels from our distribution center ("DC") in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced “Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, our shared inventory system, enables customers to make purchases online and ship from store. Our mobile apps launched in 2022, as well as our previously introduced customized, branded digital styling software tools, StyleConnect® and MY CLOSETSM and our Buy On-Line, Pick-up In-Store (BOPIS) are driving customer engagement, loyalty and cross-channel shopping.
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
We are focused on driving profitable growth through four strategic pillars of being customer led, product obsessed, digital first, and operationally excellent.
•By being customer-led, we are focused on building community engagement, creating exceptional customer experiences, and increasing customer lifetime value.
•We are product obsessed, delivering best-in-class merchandise to our Chico’s, WHBM, and Soma customers, offering beautiful solutions that inspire confidence and joy. At each brand, we are focused on elevating Average Unit Retail and driving full-priced sales growth.
•Digital-first means we want to strengthen our core platform and data-driven insights and decision-making. We are leveraging technology to engage and deliver to our customers across channels and brands.
•And, to be operationally excellent, we are continually focused on diligently managing our inventory, cost of sales, supply chain, expenses, and real estate; generating healthy cash flow; and delivering a strong bottom line.
Our Customer Service Model
We strive to deliver outstanding and personalized service to our customers through our trademark “Most Amazing Personal Service” standard. We believe this service model is one of our competitive advantages and a key to our continued success. An important aspect to the successful implementation of this model includes specialized training provided to our Stylists and bra experts to help them better meet their customers’ fashion and wardrobe needs. Such needs may include help selecting clothing, intimate apparel or accessories, color and style choices, coordination of complete outfits, or suggestions as to how new pieces can add versatility to our customer’s closets. Our Stylists are encouraged to develop long-term relationships with their customers, to know their customers’ preferences and to assist our customers in selecting merchandise best suited to their tastes and wardrobe needs. Our Stylists utilize tools including our personal closet feature, MY CLOSETTM, and StyleConnect® to access customer purchase history and style preferences, offer personalized recommendations for new products, and connect with her via email, text or chat. These tools allow our Stylists to meet our customer's needs whenever and wherever she wants to shop.
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
Our customer rewards programs in each of our three brands were relaunched in 2022. The enhanced programs utilize a tier model to incrementally reward customers that spend more and are focused on building customer relationships and increasing frequency.
We believe our customers are some of the most loyal and long-tenured in retail staying with us a meaningful twelve years at Chico’s, nine years at WHBM and five years at Soma.

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
As of January 28, 2023, we operated 1,269 retail stores in 46 states, Puerto Rico and the U.S. Virgin Islands, and sold merchandise through 58 international franchise locations in Mexico and 2 domestic airport locations. The following tables set forth information concerning our retail stores during the past four fiscal years:

	Fiscal Year
Stores	2022	2021	2020	2019
Stores at beginning of year	1,266	1,302	1,341	1,418
Opened	27	—	1	6
Closed	(24)	(36)	(40)	(83)
Total Stores	1,269	1,266	1,302	1,341

Stores by Brand	2022	2021	2020	2019
Chico’s frontline boutiques	488	499	517	525
Chico’s outlets	121	122	123	123
Chico's Canada	—	—	—	4
Chico’s total	609	621	640	652
WHBM frontline boutiques	328	335	347	362
WHBM outlets	53	54	56	59
WHBM Canada	—	—	—	6
WHBM total	381	389	403	427
Soma frontline boutiques	259	238	241	244
Soma outlets	20	18	18	18
Soma total	279	256	259	262
Total Stores	1,269	1,266	1,302	1,341
Enhancing the Productivity of our Real Estate Portfolio
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence. We opened 27 new Soma stores and closed 24 underperforming locations in fiscal 2022 . The Company ended the fiscal year with 1,269 boutiques. We will continue to adjust our store base to align with our strategy. We plan to open up to 15 new Soma stores and refresh approximately 60 stores in fiscal 2023. Store closures primarily occur as leases come due, lease kickouts are available, or buyouts make economic sense. The Company anticipates closing approximately 20 stores in fiscal 2023. We will continue to evaluate our store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.

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
Information Technology/Data Analytics
We are committed to making ongoing investments in information technology systems to support our strategies within customer, digital, omnichannel and supply chain. Our information systems are designed to enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls. We periodically test new technologies and platforms to support and enhance our processes across all areas of our business. We are migrating to an industry-leading customer database and customer marketing platform to personalize the customer journey and manage all customer communication in an effort to increase traffic and conversion across all channels.
Digital Commerce
Each of our brands has a digital presence: www.chicos.com, www.chicosofftherack.com, www.whbm.com and www.soma.com. These sites provide customers the ability to shop our stores 24/7, digitally browse our inventory prior to making a trip to our stores or locate a store near them. Customers can choose to buy online, pick-up in store (BOPIS), pick up curbside or have merchandise shipped directly to them. Customers can also choose to engage with online content to learn more about the stories of how our products were made or read customer reviews on the site to help influence their purchase. We also offer various payment methods including buy now, pay later.
Our websites play a vital role in both our omnichannel strategy and the overall shopping experience of how we continuously put our customer in the center of everything we do. Many products are exclusively available online including extended sizes, additional style and color choices and clearance items. Online merchandise is also available for order through our call center and through clienteling applications in our stores. We also utilize ecommerce solutions and are constantly exploring new digital opportunities to expand our customer base and drive sales.
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
•Customer Rewards programs;
•Editorial content;
•Public relations; and
•Charitable giving and outreach programs.
In 2023, our marketing efforts will focus on retaining existing, reactivating lapsed and attracting new customers to our iconic brands' differentiated positioning by leveraging advanced analytics and tools that support audience segmentation and personalization.
Product Sourcing
Our product sourcing activities are performed by a centralized shared service team that is focused on maintaining our quality standards and identifying cost-effective opportunities to improve production speed and flexibility. In fiscal 2022, Vietnam sources accounted for approximately 36% of our merchandise cost. We take ownership of merchandise either in the foreign country, at a designated point of entry into the U.S., or at our DC, depending on the specific terms of sale.

The majority of our merchandise is purchased through suppliers with whom we have established strategic collaborations; these key suppliers represented 81% of our purchases in fiscal 2022 with our largest supplier accounting for 14% of the total.
Since fiscal 2017, substantial work has been done to reduce the supply chain base and agents, with the supplier base count down 34% as of the end of fiscal 2022. In fiscal 2023, our focus will be on adding new factories and suppliers to our core suppliers to enhance our overall diversification and resiliency in the face of further pandemic-related disruptions. We intend to leverage new factories with existing vendors to safeguard our future purchases and maintain scale. In some instances, we may seek new strategic partners when we deem there is too much risk in an existing relationship. We intend to maintain a vast majority of volume with our key suppliers. We plan to continue to supplement the remaining volume with a subset of market suppliers to meet any of the unique needs of the Company’s brands.
Even though we do not own the facilities that manufacture our products, to elevate their focus on important areas pertaining to social, health and safety, security and sustainable environmental practices, we require that our manufacturers adhere to our Global Vendor Code of Conduct and other standards. We believe in a “Continuous Improvement” methodology and work in partnership with our suppliers to help maintain compliance with our standards. However, certain zero tolerance violations constitute grounds for locating alternative suppliers or manufacturing resources. For more information on our Global Supply Chain governance practices, see our annual Environmental, Social and Governance (“ESG”) Impact Report, which is publicly available on www.chicosfas.com.
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
Competition
The women’s retail apparel and intimate apparel business is highly competitive and includes local, national and international department stores, specialty stores, boutique stores, catalog companies and online retailers. We compete with such retailers in-store and online, both domestically and internationally, and on the basis of a combination of factors, including, but not limited to, quality, style, fashion, prices and selection. We believe that our distinctively designed merchandise offerings and emphasis on customer service distinguish us from our competitors.
Trademarks and Service Marks
We are the owner of certain registered and common law trademarks and service marks (collectively referred to as “Marks”).
Our Marks include, but are not limited to: BODIFY, CHICO’S, CHICO'S OFF THE RACK, CHICO'S REWARDS+, COOL NIGHTS, EMBRACEABLE, ENBLISS, FLEXICUP, FLOATAWAY WIRE, NO IRON, SMART BRA, SOMA, SOMA INTIMATES, SOMA REWARDS+, SO SLIMMING, STYLECONNECT, TRAVELERS, VANISHING, VANISHING BACK, VANISHING EDGE, WHBM, WHBM FORME, WHBM REWARDS+, WHITE HOUSE BLACK MARKET and ZENERGY. We have registered or are seeking to register a number of these Marks in the U.S, Canada, Mexico and other foreign countries.
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
We are also subject to import/export controls, tariffs and other trade-related regulations and restrictions in the countries in which we have operations or otherwise do business. In recent years, these controls, tariffs, regulations and restrictions have had, and we believe may continue to have, a material impact on our business, including our ability to sell products, and to manufacture or source inventory.
Federal tax laws and regulations are subject to change, and any such change could materially impact our federal taxes and reduce profitability. We continually monitor federal tax legislative and regulatory developments to understand their potential impact on our profitability.
Other than as noted above, compliance with government regulations, including environmental regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures (including expenditures for environmental control facilities), earnings, or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon our Company and that could negatively impact our operating results. See Item 1A, "Risk Factors” in this Annual Report on Form 10-K.
Human Capital Management
As of January 28, 2023, we employed approximately 14,238 people, 32% of whom were full-time employees and the balance of whom were part-time employees. The number of part-time employees fluctuates during peak selling periods. As of the above date, approximately 89% of our employees worked in our boutique and outlet stores.
The Company strives to create a culture that attracts and retains qualified talent, with diverse backgrounds, experience and skills embodying our cultural values, to drive our strategic priorities forward and support the Company’s overall goals and objectives. Our Human Resources, Compensation and Benefits Committee (“HRCBC”) meets regularly to provide formal oversight and guidance related to the Company’s human capital management, including our culture, human resources programs and policies, and compensation and benefits philosophy as outlined in its charter. The HRCBC receives updates on talent, succession planning, diversity and inclusion and other strategies related to our human capital management and provides periodic updates to the Company’s Board of Directors (the “Board”).
We believe the enthusiasm of our approximately 14,238 associates is one of the significant contributors to our success as a family of brands. Each and every day, we strive to create a welcoming and inclusive environment for our associates and customers.
Commitment to our Cultural Values
Our five core values shape our culture and define our character. We view them as the lenses that help inform our decisions and actions for our customers, our associates, and our Company.
•Passion for Fashion – Inhale fashion, exhale style. It’s what we love.
•Continuously Improve, Follow Your Curiosity – Ask questions. Share something. Learn something.
•Customer Centricity – Our customer is at the center of everything we do, both internally and externally.
•Be Inspired and Inspire Others – Seek out diverse ideas and thoughts. Embrace new ways of thinking.
•Be Accountable – We are accountable to metrics. We are recognized for results.
Diversity and Inclusion
We value the diverse experiences, perspectives, and backgrounds of our associates and customers. We are committed to fostering an inclusive environment that celebrates individuality, influences our culture, and helps to innovate the way we work. Our Board, largely through its Environmental, Social and Governance Committee and HRCBC, oversees our diversity and inclusion efforts, including aligning on corporate goals and receiving regular updates from internal stakeholders. The Company continues to focus on building a culture that supports fair compensation and advancement opportunities for all associates regardless of gender, race or ethnicity.

We have three main focus areas within diversity and inclusion: Attraction and Retention, Education and Training, and Customer Focus:
a.Attraction and Retention – We believe that it is currently appropriate to focus our attraction strategy on enhancing the skills and attention of our recruitment team members, improving and leveraging digital tools to reach a more diverse audience and expanding the reach of our partnerships. We believe that, to increase retention, associates must have a sense of belonging, not only on their individual teams but within the Company. We focus on campus events and celebrations, networking opportunities, recognition, and associate network groups to enhance our culture and provide a sense of belonging for associates.
b.Education and Training – We conduct trainings for our full-time associates and certain other associates on unconscious bias, the impact of inclusion, cultural awareness, and racial equity. Associates are able to access and complete other inclusion and diversity trainings through FASU, which is an online platform that provides access to programs and tutorials.
c.Customer Focus – We strive to be inclusive in our designs, marketing and customer service.
Talent Acquisition
Our campus in Fort Myers, Florida is headquarters to our corporate operations, and where we primarily focus on supporting our 1,269 retail locations.
With stores throughout the U.S., Puerto Rico and the U.S. Virgin Islands and franchise locations in Mexico, as well as an online presence for each of our brands, it takes sophisticated technology, resources and infrastructure to ensure our continued success. From finance and accounting to technology, human resources, and merchandising careers, we offer diverse opportunities for talented professionals. We remain committed to and focused on attracting talent that is product and customer obsessed like us. We are an equal opportunity employer, and we seek to be inclusive in our recruitment efforts.
Learning and Development
We believe that ongoing learning is an important component of our associates’ success. We provide associates access to FASU, which is an online platform and provides access to programs and tutorials that can be voluntarily completed or assigned based on one’s role. These include instructor-led classes, in both virtual and classroom settings, and self-led content such as articles, eLearning, and videos, each covering a variety of topics, such as leadership, personal development and compliance best practices, product knowledge and core competencies, among others.
All full-time associates receive annual trainings on important topics, including, but not limited to, data protection and privacy, insider trading, and unconscious bias, to assist our efforts to maintain a safe, positive, and inclusive work environment.
Total Rewards
We believe it is important to provide competitive compensation, benefits, and services that help meet the varying needs of our associates. We strive to provide market-competitive compensation for our salaried and hourly associates. A portion of our eligible associates participate in our short- and long-term incentive programs, which are designed to reward performance that meets personal and corporate objectives. We offer a full range of competitive benefit options to eligible associates that are intended to serve their overall well-being. In addition to medical and prescription drug coverage, we offer full-time associates dental and long-term disability coverage and health savings and flexible spending accounts. Both our part- and full-time associates have access to our Employee Assistance Program, and we offer eligible associates paid time-off, holiday observances and additional leave for certain life events. We also have on-site health and fitness centers at our Company headquarters and distribution center. Additionally, we offer a 401(k) plan, with associates becoming eligible for our corporate match program after one year of employment.
Communication and Engagement
We value our associates and recognize the importance of their contributions. We believe that a well-informed and engaged community is a key to our success and the achievement of our goals.
Giving Back to our Communities
The Company strives to positively impact our customers, associates and the communities in which we live and do business through community service and giving back. Our Chico’s FAS Cares Volunteer Days and our paid voluntary community service hours policy give our associates the opportunity to give back by donating their time to support local charities.
Our brand and corporate cause-related initiatives are focused on raising awareness and funds through local, regional, and national partnerships. We support community-based philanthropic causes and disaster relief efforts by encouraging associate volunteerism and customer philanthropy, including through our Soma® Bra Donation program and the WHBM® Give Back: Recycle Your Jeans with WHBM® program.
Additional information regarding our human capital programs and initiatives may be found at www.chicosfas.com, including in our 2021 Impact Report. Nothing on our websites and the information contained on, or that can be accessed through, our websites referenced throughout this Annual Report on Form 10-K, including, without limitation, our 2021 Impact Report, shall be deemed to be incorporated by reference herein unless indicated otherwise, and is not considered part of, this Annual Report on Form 10-K.
Available Information
Under the tab “INVESTORS” (our “investor relations website”) of our website (www.chicosfas.com), we make available, free of charge, our Securities and Exchange Commission (“SEC”) filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC; these items are also available at www.sec.gov. Our investor relations’ website also includes recent press releases, beneficial ownership reports, institutional presentations, quarterly and institutional conference calls and other financial data, including historical store square footage and store count.
Our Code of Ethics, which is applicable to all of our employees – including the principal executive officer, the principal financial officer and the Board – is posted on our website under the tab “ABOUT US” within “Governance Documents & Charters.” Any amendments to our Code of Ethics are also available on our website. With respect to our global operations, we are dedicated to conducting such operations using ethical business practices and supporting the dignity of workers. Our Global Vendor Code of Conduct extends the principles found in our Code of Ethics to our global supply chain, and we continue to partner with our suppliers on important human rights, health and safety matters. Our Global Vendor Code of Conduct can be found on our website under the “RESPONSIBILITY” tab within “SOCIAL RESPONSBILITY,” at the bottom of the webpage; also found here are our California Transparency in Supply Chains Disclosure, Conflict Minerals Policy, Environmental Policy, Human Rights Policy and Privacy Policies, as well as our Political Action Statement. In addition, the Board has an ESG Committee that meets regularly and oversees our efforts on important social and environmental sustainability issues. The Company’s 2021 Impact Report, which can be found on our website under the “RESPONSIBILITY” tab within “SOCIAL RESPONSBILITY,” at the bottom of the webpage, was published in December 2022 and details the Company’s efforts and accomplishments in the environmental, social and governance realms.
Available on our website (under the tab “ABOUT US” within “Governance Documents & Charters”) (or upon written request by any shareholder), charters of each of the following for our Company can be found: Audit Committee; Human Resources, Compensation and Benefits Committee; Corporate Governance and Nominating Committee; ESG Committee; Executive Committee; and Merchant Committee. Also in the same section of our website are the following: Corporate Governance Guidelines; Insider Trading Policy; Complaint Procedures for Accounting Matters (our “whistleblower” policy); Stock Ownership Guidelines; and Policy on Granting Equity Awards.

ITEM 1A.	RISK FACTORS
An investment in our common stock involves certain risks. The risks and uncertainties described below are not the only risks that may have a material adverse effect on the Company, and the risks described herein are not listed in order of their potential occurrence or severity. If any of the following risks actually occur, our business, consolidated financial condition or results of operations could be negatively affected, and the market price for our shares could decline. There is no assurance that we have identified, assessed and appropriately addressed all risks affecting our business operations. Moreover, additional risks and uncertainties not identified herein could adversely affect our business, consolidated financial condition and/or results of operations. Further, to the extent that any of the information contained in this Annual Report on Form 10-K constitutes forward-looking statements, the risk factors set forth below are cautionary statements, identifying important factors that could cause the Company’s actual results to differ materially from those expressed in or implied by any forward-looking statements made by or on behalf of the Company. There can also be no assurance that the actual future results, performance, benefits or achievements that we expect from our strategies, systems, initiatives or products will occur. Additionally, investors should not interpret the disclosure of a risk to imply a lack of materialization of that risk to date.

Risks Related to Business Strategy and Operations
If we cannot successfully execute our business strategy, our consolidated financial condition and results of operations could be materially adversely impacted. There are numerous risks associated with this strategy including, but not limited to, the following:

Risk	Description

1. Our inability to achieve the results of our strategic initiatives
We have launched significant initiatives, including digital initiatives, designed to reposition our brands, drive sales, acquire new customers, establish new channels of distribution, achieve organizational efficiency and further align the organizational structure for long-term growth. These initiatives require substantial internal change and effort, including reductions and changes in vendors and personnel, reductions in store locations and significant adjustments in how we design and source product and how we ultimately present and sell it to our customers. These initiatives may not deliver all of the results we expect. Moreover, the process of implementing these initiatives places significant stress on the Company and could result in unexpected short-term interruptions or negative impacts to our business, such as disruptions to our current business processes as we migrate to the new processes, or failure to successfully migrate to those new processes, which could negatively impact product flow, product quality or inventory levels, or result in additional impairment of long-lived assets.

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

2. Failure to identify and respond to fashion trends that appeal to our customer and implement and manage our business strategy may adversely impact sales and profitability	Our future success depends, in part, upon our ability to identify and respond to fashion trends in a timely manner and develop innovative, high-quality merchandise in styles that appeal to our consumers and in ways that favorably distinguish us from our competitors. The specialty retail apparel business fluctuates according to changes in the economy and customer preferences, influenced by fashion and season as well as current events and social issues. These fluctuations affect the inventory sourced by our brands as merchandise typically must be ordered well in advance of the selling season. There can be no assurance that we will appropriately anticipate consumer demands and accurately plan brand-right inventory in the future.

Our long-term omnichannel business strategy is dependent upon a number of other factors, including, but not limited to, customer shopping habits (such as online versus in-store) and discretionary income; identifying and developing new brand extensions, markets and channels of distribution; effectively using and evolving our marketing resources and programs to communicate with existing and potential customers; maintaining favorable brand recognition, effectively managing our store base; including management of store productivity and negotiating acceptable lease terms; effectively managing our franchise; creating and maintaining wholesale and licensing relationships to optimize sales and margin and to protect our brands; having the appropriate corporate resources to support our business strategies; sourcing appropriate levels of inventory in line with sales expectations and then managing its disposition; hiring, training and retention of qualified employees; generating sufficient operating cash flows to fund our business strategies; maintaining brand-specific websites that offer the system functionality, service and security customers expect; and correctly identifying, implementing and maintaining appropriate technology to support our business strategies.

3. Competition	The women's specialty retail industry is highly competitive. We compete with local, national and international department stores; specialty and discount stores; catalogs; and internet businesses offering similar categories of merchandise. Many of our competitors have advantages over us, including substantially greater financial, marketing, distribution and other resources. Increased levels of online and in-store promotional activity by our competitors, some of whom may be able to adopt more aggressive pricing policies than we can, may negatively impact our sales and profitability. There is no assurance that we can compete successfully with these companies in the future. In addition to competing for sales, we compete for store and online traffic, for favorable store locations and lease terms and for qualified associates. The growth of fast fashion, value fashion retailers and expansion of off-price retailers has shifted shopper expectations to more affordable pricing of well-known brands and has contributed to continued promotional pressure as well as a shift in customers’ expectations with regard to the timing and costs of product deliveries and returns. If we do not identify and respond to these emerging trends in consumer spending as well as the growing preference of many customers for online e-commerce options, we may not be able to retain our existing customers or attract new customers. Increased competition in any of these areas may result in higher costs or otherwise reduce our sales or operating margins.

4. COVID-19 pandemic	The COVID-19 pandemic has resulted in significant challenges across our business since March 2020, and potential uncertainty and volatility remains in our business operations (including with respect to the suppliers on whom we depend), operating results and operating cash flows as the ongoing economic impacts and health concerns associated with the pandemic could continue to affect consumer behavior, spending levels and shopping preferences as well as our operational logistics. Our industry has been experiencing supply chain inflation and disruptions due to in part due to the pandemic. The inability of our third-party business partners, including our suppliers, logistics providers and vendors, to meet their obligations to us in light of financial stress, labor shortages, liquidity challenges, bankruptcy filings by other industry participants and supply chain and other disruptions due to the pandemic could adversely impact our business operations, consolidated financial performance and liquidity. In particular, we have incurred higher shipping costs due to sourcing new transportation methods to offset vendor capacity constraints and related surcharges, as well as product supplier handover delays and extended inbound transit times due to labor shortages. Higher shipping costs and constraints on our shipping capacity and longer delivery times may result in higher expenses, delayed shipments and inventory delays or product shortages that result in lost sales, all of which could adversely impact our business operations, consolidated financial performance and liquidity.

The pandemic has also resulted in periods of significant disruption and volatility in the global capital markets, which could adversely affect our ability to access the capital or financing markets, if needed, and our ability to meet our liquidity needs.

The full extent of the impact that the pandemic will have on our business remains to be seen, and such impact will depend on many factors including, but not limited to, the impact of the pandemic on consumer spending, and how quickly and to what extent normal economic conditions resume. New variants of COVID-19 may emerge or increase the spread or severity of COVID-19 and previously developed vaccines and therapies may not be as effective against new COVID-19 variants. If the duration or severity of the pandemic continues, worsens, reoccurs it may amplify or heighten the negative impacts on our business, financial condition, consolidated results of operations and liquidity and many of the other risks described in this Annual Report on Form 10-K.

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

5. Declines in consumer spending and customer traffic
Consumer spending in our sector may decline as a result of: threatened or actual government shut downs, high unemployment levels, low levels of consumer credit, declines in consumer confidence, inflation, increases in interest rates, recessionary pressures, increasing gas and other energy costs, increased taxes, increases in housing prices, higher durable goods or other consumer spending, volatility in the financial markets, uncertainty regarding the political or socio-economic environment and concerns regarding public health crises, such as the COVID-19 pandemic. Any one of these factors, or a combination thereof, may reduce our customers’ spending and purchases due to, for example, job loss or fear of job loss, foreclosures, bankruptcies, higher consumer debt and interest rates, reduced access to credit, falling home prices, increased taxes and/or decline in consumer confidence. Further, a significant number of our stores are located in malls and other shopping centers and many of these malls and shopping centers have been experiencing declines in customer traffic. Our sales at these stores are dependent, to a significant degree, upon the volume of traffic in those shopping centers and the surrounding area; however, our costs associated with these stores are essentially fixed. In times of declining traffic and sales, our ability to leverage these costs and our profitability are negatively impacted. Our stores benefit from the ability of a shopping center's other tenants to generate consumer traffic in the vicinity of our stores and the continuing popularity of the shopping center as a shopping destination. Our sales volume and traffic have been, and we expect will continue to be, adversely affected by, among other things, concerns regarding public health crises, the decrease in popularity of malls or other shopping centers in which our stores are located, the closing of anchor stores important to our business, and declines in popularity of other stores in the malls or shopping centers in which our stores are located. Furthermore, a deterioration in the financial condition of shopping center operators or developers could, for example, limit their ability to invest in improvements and finance tenant improvements for us and other retailers and lead consumers to view these locations as less desirable. Lastly, growth in our digital business relative to in-store sales may result in dilution of operating margin and profit due to higher delivery expenses incurred in connection with digital sales. Furthermore, if our digital businesses continue to successfully grow, they may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online through our websites rather than from our physical stores, thereby reducing the financial performance of our store fleet. Further reduction in consumer traffic as a result of these or any other factors could have a material adverse effect on our business, consolidated financial condition or results of operations.

6. Fluctuating costs and inflation
Fluctuations in the price, availability and quality of fabrics and other raw materials used to manufacture our products, as well as the price for labor and transportation, may contribute to ongoing pricing pressures throughout our supply chain. The price and availability of such inputs to the manufacturing process may fluctuate significantly, depending on several factors, including commodity costs (such as higher cotton prices), energy costs (such as fuel), freight costs, inflationary pressures from emerging markets, concerns regarding public health crises, increased labor costs, weather conditions (including risks associated with climate change) and currency fluctuations.

Moreover, increasing costs of materials and labor due to recent heightened inflation may materially adversely impact our margins and results of operations. We have experienced significant inflation in labor, materials and shipping costs. The Russian invasion of Ukraine in 2022 has led to economic disruptions, including, but not limited to, increased inflationary pressures and supply chain constraints, which have negatively impacted the global economy. The cost of materials that are used to manufacture our products can fluctuate, and have fluctuated, because of inflation and other factors. Inflationary pressure may also result in decreased demand for our products, increases in our operating costs (including our labor costs), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. In response to the concerns over inflation risk, the U.S. Federal Reserve raised interest rates multiple times in 2022 and may continue to do so in the future. Additionally, a majority of the merchandise we sell is manufactured and produced outside of the U.S. and declines in the value of the U.S. dollar may result in higher costs to manufacture and produce. Any sudden decreases in the costs for materials may result in the cost of inventory exceeding the cost of new production, which could result in lower profitability, particularly if these decreases cause existing inventory downward price pressures that we are not able to control. If, in the future, there is volatility in the costs for materials and labor that we are unable to offset through price adjustments or improved efficiencies, our business, results of operations, financial condition and cash flows may be adversely affected.

7. Impairment charges	Significant negative industry or general economic trends, changes in customer demand for our products, disruptions to our business and unexpected significant changes or planned changes in our operating results or use of long-lived assets (such as boutique relocations or discontinuing use of certain boutique fixtures) have resulted in and may in the future result in impairments to goodwill, intangible assets and other long-lived assets.

8. Fluctuating comparable sales and operating results	Our comparable sales and overall operating results have fluctuated in the past and are expected to continue to fluctuate in the future. In addition to other risk factors discussed in this “Risks Related to General Economic Conditions” section, a variety of factors affect comparable sales and operating results, including concerns regarding public health crises, changes in fashion trends, changes in our merchandise mix, customer acceptance or rejection of merchandise offerings, the timing of marketing activities, calendar shifts of holiday periods, the periodic impact of a fifty-three-week fiscal year, climate risks including weather conditions impacting our supply chain, political or social unrest and general economic conditions. In addition, our ability to address the current challenges of sustained declining store traffic combined with a highly promotional retail environment may impact our comparable sales, operating results and ability to maintain or gain market share. Past comparable sales or operating results are not an indicator of future results. For example, see above in “COVID-19 pandemic.”

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
Postal rate increases or a delay or reduction in service could affect the cost or timeliness of our order fulfillment and catalog and promotional mailings. We use the U.S. Postal Service to mail millions of catalogs each year to educate our customers about our products, acquire new customers, drive customers to our boutiques and websites and promote catalog sales. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. The Company experienced delays in U.S. Postal Service deliveries in recent years and expects such delays to persist.

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

Risk	Description

11. Disruptions while maintaining current systems or difficulties in integrating new systems	We and third-party providers on whom we rely regularly maintain, upgrade, enhance or replace our websites and information technology systems to support our business strategies and provide business continuity. Replacing legacy systems with successor systems, making changes to existing systems, acquiring new systems with new functionalities, changing to multiple systems simultaneously, executing oversight of vendor issues and maintaining adequate internal staffing have inherent risks including disruptions, delays, gaps in functionality, user acceptance, adequate user training or other difficulties that may impair the effectiveness of our information technology systems. Additionally, if such information technology systems fail to operate or are unable to support our growth, our store operations and websites could be severely disrupted, and we could be required to make significant additional expenditures to remedy any such failure.

12. Cybersecurity and Data Privacy
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

Because we have access to, collect or maintain information about our customers, the protection of that data is critical to our business. The regulatory environment surrounding information security and privacy continues to evolve, can vary significantly by country and presents compliance challenges, all of which increase our costs, impact our competitiveness, and can expose us to substantial fines or other penalties. In addition, new laws increasingly are giving customers the right to control how their personal data is used. For example, our failure to comply with the obligations of the European Union's General Data Protection Regulation (“GDPR”) could result in significant penalties in the future, which could have a material adverse effect on our business and results of operations. In addition, the State of California adopted the California Consumer Privacy Act of 2018 (“CCPA”) and the California Privacy Rights Act of 2020 (“CPRA”), which regulates the collection and use of consumers' data. Complying with GDPR, CCPA, CPRA and similar U.S. federal and state laws, including state privacy laws and a potential federal privacy law, could also cause us to incur substantial costs, forego a substantial amount of revenue or be subject to business risks associated with system changes and new business processes.

We are also subject to cybersecurity risks, which we may not be able to anticipate or prevent because of the rapidly evolving types of cyber-attacks. Actual or anticipated attacks may cause us to incur increased costs including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

While we have implemented measures reasonably designed to prevent security breaches, cyber incidents and privacy violations, and while we have taken steps to comply with PCI, GDPR, CCPA, CPRA and other applicable laws, those measures may not be effective, and we may experience significant security breaches, cyber incidents and privacy violations in the future. A significant cyber breach or incident or privacy violation through any means, including indirectly through third-party service providers and vendors, could result in the loss or misuse of data and could result in significant fines and penalties(resulting from, among other things, regulatory action), damages, loss of business, legal expenses (resulting from, among other things, litigation), remediation costs, reputational damage or loss of our ability to accept debit and credit cards as forms for payment. A significant cyber breach or incident or a privacy violation could also result in other negative consequences related to our competitiveness or could lead to costs that are not covered by insurance. In addition, changes in laws or regulations, (including the finalization of proposed cybersecurity regulatory rules) the PCI standards or technology, could result in increased expenses due to system or administrative costs.

In addition, having a portion of our workforce working remotely has amplified certain risks to our business, including increased demand on our information technology resources and systems, increased phishing, business email compromise and other cybersecurity attacks, including increased introduction of malware, and an increase in the number of points of potential attack, such as laptops and mobile devices to be secured (both of which are now being used in increased numbers). Any failure to effectively manage these risks, including to timely identify and appropriately respond to any cyberattacks or other disruption to our technology infrastructure, may adversely affect our business, consolidated financial performance and results of operations.

Risks Related to Sourcing and Distribution Strategies
Our sourcing and distribution strategies are subject to numerous risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

13. Reliance on foreign sources of production
The majority of the merchandise we sell is produced outside the United States. As a result, our business remains subject to the various risks of doing business in foreign markets and importing merchandise from abroad, such as: geo-political instability, non-compliance with the Foreign Corrupt Practices Act and other anti-corruption laws and regulations, potential changes to the United States-Mexico-Canada Agreement and other international trade agreements, imposition of new legislation relating to import quotas, imposition of new or increased duties, taxes, or other charges on imports, foreign exchange rate challenges and pressures presented by implementation of monetary policy by the Federal Reserve and other international central banks, challenges from local business practices or political issues, manufacturing and transportation disruptions, our shift to a predominantly FOB (free on board) shipping structure rather than predominantly DDP (delivered duty paid), natural disasters and weather conditions due to the effect of climate change or other reasons, public health crises, customer activism related to our use of particular foreign markets, delays in the delivery of cargo due to port security considerations or government funding; seizure or detention of goods by U.S. Customs authorities, or a reduction in the availability of shipping sources caused by industry consolidation or other reasons. We source a substantial portion of our merchandise from Asia, including Vietnam and China. A reduction in the number of foreign suppliers, through bankruptcy or otherwise, or any change in exchange rates, labor laws or policies affecting the costs of goods in Asia could negatively impact our merchandise costs and the timely availability of the desired amount of merchandise. Furthermore, delays in production or shipping product, whether due to work slow-downs, work stoppages, strikes, port congestion, labor disputes, product regulations and customs inspections, public health crises or other factors, could also have a negative impact on our merchandise costs and the timely availability of the amount of merchandise we need.

Our supply chain could be disrupted or delayed by the impact of global health endemics or pandemics, such as has been the case during the COVID-19 pandemic, and the related government and private sector responsive actions thereto, including, but not limited to, border closures, restrictions on product shipments, and travel restrictions. During fiscal 2022, Vietnam and China sourced product accounted for approximately 36% and 30% of our merchandise cost. If we experience significant additional supply chain disruptions in China or other countries from which we source our products, we may not be able to develop alternate sourcing quickly and/or on favorable terms, if at all, which could result in increased costs, loss of sales and loss of customers, and adverse impacts on our margins and results of operation.

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
There is significant uncertainty about the future relationship between the United States, on the one hand, and China and other countries, on the other hand, with respect to the trade policies, treaties, taxes, government regulations and tariffs that would be applicable. It is unclear what changes might be considered or implemented and what response to any such changes may be by the governments of other countries. Significant tariffs or other restrictions placed on Chinese imports and any related counter-measures that are taken by China could have an adverse effect on our consolidated financial condition or results of operations. Other tariff risks include increased enforcement of intellectual property (IP) rights under Section 301 of the Trade Act of 1974 (the “Trade Act”). For example, the USTR conducts a review to identify countries that deny adequate and effective protection of IP or deny fair and equitable market access to U.S. persons who rely on IP protection and the U.S. Customs and Border Protection has increasingly been enforcing laws related to the prevention of forced labor in importers’ supply chains, with focus on certain commodities such as cotton. Even in the absence of further tariffs, the related uncertainty and the fear of an escalating trade war might create forecasting difficulties for us and cause our customers and business partners to place fewer orders for our products, which could have a material adverse effect on our business, liquidity, consolidated financial condition, and/or results of operations. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between these applicable nations and the United States. Any of these factors could depress economic activity, restrict our access to suppliers or customers and have a material adverse effect on our business, consolidated financial condition and results of operations and affect our international strategies.

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

14. Our suppliers’ inability to provide quality goods in a timely manner	We are subject to risk because we do not own or operate any manufacturing facilities and depend on independent third parties to manufacture our merchandise. A key supplier may become unable to address our manufacturing needs for a variety of reasons. If we were unexpectedly required to change suppliers or if a key supplier were unable to supply quality merchandise in sufficient quantities on acceptable terms, we could experience a significant impact to the supply or cost of merchandise. For example, see above in “COVID-19 pandemic.”

15. Reliance upon one supplier
Approximately 14% of total purchases in fiscal 2022 and 2021, respectively, were made from one supplier, and we cannot guarantee that this relationship will be maintained in the future or that the supplier will continue to be available to supply merchandise. Since we have no material long-term or exclusive contract with any apparel or accessory manufacturer or supplier, our business depends on our network of suppliers and our continued good relations with them. As a result, the sudden loss of this or another key supplier or any disruptions in their ability to supply us with merchandise could adversely impact our business, consolidated financial condition and results of operations. Moreover, we may not be able to find replacement suppliers in a timely fashion or on commercially reasonable terms, which may have an adverse impact on our consolidated financial condition and results of operations.

16. Our suppliers’ failure to implement acceptable labor practices	We are committed to managing a responsible supply chain, and in support of such commitment have adopted our Global Vendor Code of Conduct, which is based on internationally-accepted labor standards and guidance, including the International Labour Organization’s fundamental conventions and The United Nations Guiding Principles on Business and Human Rights and reflects the minimum requirements our suppliers and each of the value chains partners (which includes without limitation, factories, mills, laundry facilities and raw materials providers) must meet in connection with the sourcing of raw materials and manufacture of our merchandise. To support supplier adherence to this commitment, we have an “Open Door and Ethics Hotline” for reporting suspected violations and have also engaged the services of third-party audit firms to monitor compliance with these requirements. Failure to adhere to our requirements or chronic noncompliance, may result in required remediation and/or termination of our relationship with a supplier or value chain partner, which in turn could have a material adverse impact on our operations, financial condition and results of operations.

With the recent developments associated with the Uyghur Forced Labor Prevention Act (“UFLPA”), US Customs and Border Protection has been tasked with reinforcing laws related to the prevention of forced labor associated with imported goods, especially in goods containing cotton, such as apparel. In doing so, expectations for our suppliers have increased and not all of our independent suppliers may be in complete compliance with our guidelines at all times. The violation of labor or other laws by any of our key independent suppliers or the divergence of an independent supplier’s labor practices from those generally accepted by us as ethical is not accepted and could interrupt or otherwise disrupt the shipment of finished merchandise or damage our reputation, which may also have a material adverse impact on our operations, financial condition and results of operations.

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

18. The terms of our Credit Agreement may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business or manage our operations, and it may be difficult to replace our credit facility
Our Credit Agreement, as amended and extended in February 2022, contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Credit Agreement and the borrowing base (the “Loan Cap”), determined after giving effect to any such transaction or payment, on a pro forma basis. The ability of the Company to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default which, if not cured or waived, could accelerate the Company's repayment obligations. Also, the inability to obtain new credit on commercially reasonable terms in the future when this facility expires could adversely impact our liquidity and results of operations. In addition, market conditions could potentially impact the size and terms of a replacement facility or facilities.

19. War, terrorism, public health crises or other catastrophes
In the event of war (such as the military conflict between Russia and Ukraine), acts of terrorism or the threat of terrorist attacks, public health crises, climate risks and weather catastrophes or other events outside of our control, consumer spending could significantly decrease for a sustained period. In addition, local authorities or shopping center management could close stores in response to any immediate security concern, public health concern or weather catastrophe such as hurricanes, earthquakes or tornadoes. Any of these disruptions or other events outside of our control could affect our business negatively, harming our operating results.

Similarly, war, acts of terrorism, threats of terrorist attacks, public health crises or a weather catastrophe, including those caused by climate change, could severely and adversely affect our Fort Myers campus, our DC, or our entire supply chain. If any of our facilities, including our DC, our Company-operated or franchised stores or the facilities of our suppliers or third-party service providers are affected by a natural disaster, public health crisis (such as a pandemic and epidemic), terrorism, war, political instability or other conflict, or other events outside of our control, our business and operating results could be negatively impacted. For example, see above in “COVID-19 pandemic.”

20.Our inability to protect our brands’ reputation
Our ability to protect our brands’ reputations is an integral part of our general success strategy and is critical to the overall value of the brands. If we fail to maintain high standards for merchandise quality and integrity in our business conduct or fail to address other risk factors, including threats to data, privacy and cybersecurity, such failures could jeopardize our brands' reputations. Consumers value readily available information from social media and other sources concerning retailers and their goods and services and many times act on such information without further investigation into its accuracy. Any negative publicity or claims, whether true or not, may affect our reputation and brand and, consequently, reduce demand for our merchandise, decrease customer and investor loyalty and affect our vendor relationships, which would have an adverse impact on our business, consolidated financial condition and results of operations.

The way we address ESG matters and the perceived success of our ESG actions may impact the value of our brands. There has been increasing stakeholder and regulatory focus on ESG matters affecting public companies, including ours. Expectations regarding ESG disclosures, setting and executing ESG-related goals and timely achieving measurable progress in these areas could expose us to market, operational and execution costs or risks. We expect that stakeholder expectations, as well as laws, rules and regulations, in these areas will continue to evolve quickly, which may result in the need for increased resources for ESG monitoring and reporting and adjustments to our operations may be necessary. Additionally, the goals we set, and the data we disclose, may influence the value of our brands. By electing to publicly share our metrics and expand our disclosures, our ESG activities may face increased scrutiny. We have committed to certain ESG initiatives and goals, which may be difficult and expensive to implement, and the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace. In addition we could face scrutiny with respect to the accuracy, adequacy or completeness of our ESG related disclosures. Moreover, disclosures about our ESG-related initiatives or goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions or third-party information that we believe to be reasonably but are subject to change in the future. We could also be subject to scrutiny with respect to the scope or nature of our ESG-related initiatives or goals, or for any revisions to those goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to these initiatives or goals on a timely basis, or at all, our reputation and the value of our brands could be adversely affected. Any harm to our reputation resulting from setting ESG-related metrics, expanding our disclosures on these subjects or our failure or perceived failure to meet such metrics or disclosures could adversely affect our business, financial performance, and growth.

21. Our business could be impacted as a result of actions by activist shareholders or others	From time to time, we may be subject to legal and business challenges in the operation of our Company due to proxy contests, consent solicitations, shareholder proposals, media campaigns and other such actions instituted by activist shareholders or others. In the event of shareholder activism, particularly with respect to matters which the Board, in exercising its fiduciary duties, disagree with or have determined not to pursue, our business could be adversely affected because responding to such actions is costly and time-consuming, disruptive to our operations, may not align with our business strategies and may divert the attention of our Board and management from the pursuit of current business strategies. Perceived uncertainties as to our future direction or changes to the composition of our Board as a result of shareholder activism may lead to the perception of instability in the organization and its future and may make it more difficult to attract and retain qualified personnel, business partners and customers.

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

23. Changes to accounting rules and regulations may adversely affect our financial results, consolidated financial position and cash flows	Generally accepted accounting principles and related accounting pronouncements, implementation guidelines and interpretations that are relevant to our business, including but not limited to revenue recognition, leases, impairment of goodwill, intangible and long-lived assets, inventory, income taxes and litigation, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change or increase volatility of our reported or expected financial performance or consolidated financial condition. See Note 1, to our consolidated financial statements under the heading “Recently Issued Accounting Pronouncements” for a description of recently issued accounting pronouncements, and “Critical Accounting Estimates,” included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of accounting policies considered to be important to our operational results and consolidated financial condition. These and other future changes to accounting rules or regulations could have an adverse impact on our business, operational results, consolidated financial position and cash flow presentation.

24. The Company cannot provide any assurance that in the future the Company will pay dividends or repurchase stock pursuant to its share repurchase program	All decisions regarding authorization to pay a dividend on the Company’s common stock or approve a share repurchase program will be made by the Board from time to time based on the Board’s evaluation of the best interests of the Company and its shareholders. The Board will complete each evaluation based on a review of the Company’s stock price, future earnings, consolidated financial condition and other factors deemed relevant. There is no assurance that the Board will declare dividends on the Company’s common stock in the future. The Company’s current share repurchase program authorizes $300 million in share repurchases of the Company’s common stock, of which $55.2 million remained authorized for repurchase under the program as of January 28, 2023. However, the Company is not obligated to make any purchases under the share repurchase program and the program may be discontinued at any time.

General Risks Factors
Our business is subject to numerous general risks that could materially adversely impact our consolidated financial condition and results of operations. These risks include, but are not limited to, the following:

Risk	Description

25. Our ability to retain or recruit qualified key personnel
Our success and ability to properly manage our business depends to a significant extent upon our ability to attract, develop and retain qualified employees, including executive and senior management and talented merchants. Competition for talented employees within our industry is intense. In recent years, we experienced staffing shortages, higher turnover rates compared with prior years and challenges in recruiting and retaining qualified employees at all levels of our organization, including senior management and merchants at our Fort Myers campus and employees at our DC and throughout our store fleet. Existing labor shortages and our inability or failure to recruit and retain such personnel as well as our inability to implement appropriate succession planning, including the transition of new executives, particularly at the senior executive level, could adversely impact our business, financial performance, reputation, our ability to keep up with the needs of our customers, ability to compete and overall customer satisfaction.

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

27. Fluctuations in our tax obligations and effective tax rate may result in volatility in our results of operations	We are subject to income and other taxes in local, national and international jurisdictions. Our tax returns and other tax matters are also subject to examination by the Internal Revenue Service and other tax authorities and governmental bodies. These examinations may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to various jurisdictions. The results of any tax audits could adversely affect our consolidated financial results. Furthermore, our effective tax rate in a given period may be materially impacted by changes in the mix and level of earnings by taxing jurisdiction and deductibility of excess share-based compensation.

28. Stock price volatility	The market price of our common stock has fluctuated substantially in the past and may continue to do so in the future. Future announcements or management discussions concerning us or our competitors, sales and profitability results, quarterly variations in operating results or comparable sales, updates on our strategic initiatives, changes in earnings estimates by analysts or the failure of investors or analysts to understand our business strategies or fundamental changes in our business or sector, among other factors, could cause the market price of our common stock to fluctuate substantially. In addition, stock markets have experienced periods of significant price or volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many public companies for reasons frequently unrelated to the operating performance of the specific companies.

29. Global macro-environment	Our growth is subject to global economic, political, and geopolitical risks. Our operations and the execution of our business plans and strategies are subject to the effects of global economic trends, geopolitical risks and demand or supply shocks from events such as war or international conflict, a major terrorist attack, natural disasters or actual or threatened public health emergencies (such as COVID-19, including virus variants and resurgences and responses to those). They are also affected by local and regional economic environments, supply chain constraints and policies in the United States and other markets that we serve, including factors such as continued inflationary pressures in many markets or continued increases in interest rates from recent historic lows. We could face difficulty in paying off long-term debt, stagnant economic growth rates, issues regarding the availability of skilled labor, a constrained monetary policy, unfavorable exchange rates, and currency volatility. For example, ongoing inflationary pressures have caused, and may continue to cause, many of our material and labor costs to increase, which can adversely affect our profitability and cash flows, particularly when we are unable to increase customer pricing to offset such pressures. At the same time, Russia’s invasion of Ukraine and the related political and economic consequences, such as sanctions and other measures imposed by the European Union, the United States and other countries and organizations related to Russia in response, have also caused, and may continue to cause, disruption and instability in global markets, in supply chains, and in industries that may negatively impact our business, our financial condition, and our results of operations. Further deterioration of economic conditions or outlooks, such as lower economic growth, recession or fears of recession in the United States, China, Europe, or other key markets, may adversely affect the demand for, or profitability, of our products. In addition, political changes and trends, such as protectionism, as well as tariffs, export controls, restrictions on trade barriers, sanctions, or changes to tax or other laws and policies, may be disruptive and costly to our business; such can interfere with our global operating model, supply chain, production costs, customer relationships, and competitive position. Further escalation of any specific trade tensions could be harmful to our global economic growth or to our business in or with other customers in other countries.

30. Subject to laws, regulation and government policies
We are subject to a wide variety of laws, regulations, and government policies (including those of U.S. federal and state governments, as well as of non-U.S. entities) that may change in significant ways. There can be no assurance that these laws, regulations, and policies will not be changed, interpreted, or enforced in ways that will require us to modify our business and objectives relating to our business operations. In particular, recent trends globally toward increased protectionism, import and export controls, required licenses or authorizations to engage in business dealings with certain countries or entities, and the use of tariffs and trade barriers can result in actions by governments around the world that have been, and that may continue to be, disruptive and costly to our businesses, and that can interfere with our operations model and thereby weaken our competitive position. In addition, changes in environmental and climate change laws, regulations or policies (including, for example, emission standards) could impact us and could lead to additional costs, compliance requirements, or otherwise negatively impact our business or competitive position. Other legislative and regulatory areas of significance for our businesses on which U.S. and non-U.S. governments have focused, and continue to focus, include cybersecurity, data privacy, anti-corruption, competition law, compliance with trade controls, and economic sanctions laws. Significant challenges and changes in these areas could adversely affect our results of operations, consolidated financial position, and cash flow presentation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Stores
At fiscal year-end for 2022, 2021 and 2020 our total consolidated selling square feet was 3.0 million, 3.1 million and 3.1 million, respectively. For a general description of our leases, see Note 1 to our consolidated financial statements under the heading “Operating Leases” and Note 10 under the heading “Leases.” As of January 28, 2023, our 1,269 stores were located in 46 states, Puerto Rico and the U.S. Virgin Islands, as follows:

Alabama	18	Maine	3	Ohio	42
Arizona	31	Maryland	35	Oklahoma	12
Arkansas	11	Massachusetts	23	Oregon	14
California	118	Michigan	37	Pennsylvania	65
Colorado	24	Minnesota	25	Rhode Island	4
Connecticut	21	Mississippi	9	South Carolina	31
Delaware	8	Missouri	20	South Dakota	3
Florida	121	Montana	3	Tennessee	30
Georgia	54	Nebraska	8	Texas	117
Idaho	3	Nevada	17	Utah	6
Illinois	50	New Hampshire	6	Virginia	41
Indiana	23	New Jersey	41	Washington	21
Iowa	6	New Mexico	7	West Virginia	2
Kansas	13	New York	45	Wisconsin	13
Kentucky	15	North Carolina	44	U.S. Virgin Islands	1
Louisiana	19	North Dakota	4	Puerto Rico	5
Fort Myers Campus and Distribution Center
Our Fort Myers campus is located on approximately 63 acres in Fort Myers, Florida and consists of approximately 503,000 square feet of office space of which nearly 50,000 square feet is leased to third parties. Our DC is located on approximately 110 acres in Winder, Georgia and consists of approximately 550,000 square feet of distribution, fulfillment, call center and office space.

ITEM 3.	LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 13 to the accompanying consolidated financial statements under the heading “Commitments and Contingencies.”

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock trades on the NYSE under the symbol “CHS.” On February 27, 2023, the last reported sale price of the common stock on the NYSE was $4.95 per share. The number of holders of record of common stock on February 27, 2023 was 991.
In fiscal 2022, we repurchased 1,758,670 restricted shares in connection with employee tax withholding obligations under employee compensation plans, of which 3,598 were purchased during the fourth quarter of fiscal 2022.
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
October 30, 2022 - November 26, 2022	3,598	$5.79	—	$55,192
November 27, 2022 – December 31, 2022	—	—	—	55,192
January 1, 2023 – January 28, 2023	—	—	—	55,192
Total	3,598	$5.79	—	$55,192
(a) Total number of shares purchased consists of 3,598 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300 million share repurchase authorization for the Company's common stock. We did not repurchase any of the Company's common stock during fiscal years 2022, 2021 and 2020 under the Company’s share repurchase authorization. As of January 28, 2023, $55.2 million remains authorized for repurchase under the share repurchase program. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors (“Board”). The Company has no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.
In April of 2020, the Company suspended its quarterly dividend to reinforce its financial position and liquidity. Any determination to pay future dividends will be made by the Board of Directors based on an evaluation of our stock price, future earnings, financial condition and other factors deemed relevant by the Board.

Five Year Performance Graph
The following graph compares the cumulative total return on our common stock with the cumulative total return of the companies in the Standard & Poor’s (“S&P”) 500 Index and the S&P 500 Apparel Retail Index. Cumulative total return for each of the periods shown in the Performance Graph is measured assuming an initial investment of $100 on February 3, 2018 and the reinvestment of dividends.

	02/03/18	02/02/19	02/01/20	01/30/21	01/29/22	01/28/23
Chico’s FAS, Inc.	$100	$64	$47	$28	$56	$66
S&P 500 Index	100	100	121	142	172	161
S&P 500 Apparel Retail Index	100	113	132	144	159	190

Comparison of Cumulative Five Year Total Return

Chico's FAS, Inc.
S&P 500 Index
S&P 500 Apparel Retail Index
$250
$200
$150
$100
$50
$0
2/03/18
2/02/19
2/01/20
1/30/21
1/29/22
1/28/23

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. References herein to “Notes” refer to the Notes to our consolidated financial statements. Each of the periods presented had fifty-two weeks.
Executive Overview
Chico’s FAS is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands operating under the Chico's, White House Black Market (“WHBM”) and Soma brand names - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. We sometimes refer to our Chico's and WHBM brands collectively as our “Apparel Group.” Our distinct lifestyle brands typically serve the needs of fashion-savvy women with household incomes in the moderate-to-high income level. We strive to deliver outstanding and personalized service to our customers through our trademark “Most Amazing Personal Service” standard. We earn revenue and generate cash through the sale of merchandise in our domestic retail stores, our various Company-operated e-commerce websites, our call center (which takes orders for all of our brands), through unaffiliated franchise partners and through third-party channels. As of January 28, 2023, we operated 1,269 stores across 46 states, Puerto Rico and the United States (“U.S.”) Virgin Islands, and sold merchandise through 58 international franchise locations in Mexico and 2 domestic airport locations.
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

Business Highlights
The Company’s fiscal 2022 business highlights include:
•Consistent strong results: Chico's FAS posted $0.88 net income per diluted share for fiscal 2022, an increase of 138% over last year, driven by strong comparable sales growth, significant gross margin expansion and diligent expense control.
•Powerful portfolio performance: For fiscal 2022, total Chico’s FAS net sales grew 18.3% and comparable sales increased 19.6% versus last year, led by the Company’s Apparel Group. Chico’s and WHBM comparable sales grew 30.8% and 25.7%, respectively, in fiscal 2022 versus last year.
•Continued customer growth: Elevated products, strategic marketing efforts, and our relaunched loyalty programs continued to drive more customers to the Company’s brands, with total year-over-year customer count up mid-single digits, spend per customer up over last year and the average age of new customers continuing to trend younger.
•Meaningful gross margin improvement: Occupancy leverage, higher average unit retail and lower inbound air freight drove 240 basis points of gross margin improvement during the year.
•Diligent expense management: Continued disciplined expense control and a lean cost structure led to 50 basis points of selling, general and administrative expense (“SG&A”) leverage in fiscal 2022.
•Solid operating income: Fiscal 2022 income from operations was $142 million, or 6.6% of net sales, compared to $67 million, or 3.7% of net sales, in the prior year. Year-over-year operating income more than doubled, driven by strong sales and gross margin performance and expense control.
•Strong balance sheet: The Company ended the fourth quarter with $178 million in cash and marketable securities, after repaying $50 million of long-term debt during the year.
Financial Results
Income per diluted share for fiscal 2022 was $0.88 compared to $0.37 in fiscal 2021 and a loss per diluted share of $3.11 in fiscal 2020.

Current Trends
Retail is an inherently volatile business, subject to the ups and downs in the economic landscape. We continually monitor that landscape and work to assure we are meeting our customers’ demands with the right balance and styles of inventory and accommodating their evolving shopping preferences. Over the last several years, we have made meaningful investments to transform our Company into a digital-first enterprise, fast-tracking numerous innovation and technology investments across all three brands. We offer our customers the ability to shop through three powerful platforms – digital, stores, and our social stylists. Our customers have proven to be resilient, and our multi-channel customers are especially valuable to us, spending three times more than single-channel customers.
The Company remains confident that it currently has sufficient liquidity to repay its obligations as they become due for the foreseeable future as the Company continues to drive operational efficiency and effectiveness and maintains a lean cost structure. As our cash flow continues to grow, we expect our financial position to strengthen. In addition to funding strategic investments, we believe our cash flow will allow us to navigate during an uncertain macroeconomic environment. We believe growing our cash flow base will continue to permit us to invest in our long-term strategic plan and, although we are seeing some pressure on SG&A, we expect ongoing investment to support profitable future growth.
Fiscal 2023 Outlook
For the fiscal 2023 first quarter the Company currently expects:
•Consolidated net sales of $535 million to $550 million;
•Gross margin rate as a percent of net sales of 41.3% to 41.8%;
•SG&A as a percent of net sales of 32.8% to 33.3%;
•Effective income tax rate of 25%; and
•Earnings per diluted share of $0.26 to $0.30.
For the fiscal 2023 full year the Company currently expects:
•Consolidated net sales of $2,220 million to $2,250 million;
•Gross margin rate as a percent of net sales of 39.4% to 39.8%;
•SG&A as a percent of net sales of 33.0% to 33.4%;
•Effective income tax rate of 26%;
•Earnings per diluted share of $0.79 to $0.91; and
•Capital and cloud-based expenditures of approximately $80 million to $90 million.

Key Performance Indicators
In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts and make strategic decisions. These key measures include liquidity, comparable sales, gross margin as a percent of sales, operating income as a percent of sales, diluted income (loss) per share and return on net assets (“RONA”). The following describes these measures.
Liquidity
Liquidity is measured through cash flow, which is the measure of cash provided by or used in operating, investing and financing activities. Through strong sales performance, cost control, appropriate inventory management, and other actions, our cash position, total liquidity and operating cash flow remain strong, providing us with flexibility to manage the business and make investments to further propel our growth.

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
Operating Income as a Percentage of Net Sales
Operating income as a percentage of net sales is computed as operating income divided by net sales. We believe operating income is the primary metric to measure the overall health of our business and how efficiently the company can generate cash from our business operations.
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

RESULTS OF OPERATIONS
Net Income (Loss) and Net Income (Loss) Per Diluted Share
For fiscal 2022, the Company reported net income of $109 million, or $0.88 per diluted share, compared to net income of $46 million, or $0.37 per diluted share for fiscal 2021. Results for fiscal 2021 reflect the legal settlement charges of $4 million impact on SG&A.
Net income for fiscal 2021 was $46 million, or $0.37 per diluted share, compared to a net loss for fiscal 2020 of $360 million, or $3.11 per diluted share. The fiscal 2020 net loss includes approximately $200 million in significant after-tax non-cash charges as a result of the pandemic. The fiscal 2020 net loss includes the unfavorable impact of accelerated depreciation charges of approximately $8 million, after-tax, related to our prior retail fleet optimization plan and Severance Charges of approximately $2 million, after-tax, related to our then revised organizational structure.

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
(5) Includes impairment on capitalized implementation costs related to our cloud computing arrangements and other technology-related assets.

Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for fiscal 2022, 2021 and 2020:

	Fiscal 2022	%	Fiscal 2021	%	Fiscal 2020	%

	(dollars in millions) (1)
Chico’s	$1,045	48.7%	$816	45.1%	$596	45.0%
WHBM	638	29.8	516	28.5	376	28.4
Soma	460	21.5	478	26.4	352	26.6
Total net sales	$2,142	100.0%	$1,810	100.0%	$1,324	100.0%
    (1) May not foot due to rounding.
Net sales for fiscal 2022 increased to $2,142 million from $1,810 million in fiscal 2021. The 18.3% increase reflects a comparable sales increase of 19.6%, partially offset by the impact of the net 1% decrease in selling square footage. The 19.6% comparable sales increase was driven by an increase in transaction count and average dollar sale.
Net sales for fiscal 2021 increased to $1,810 million from $1,324 million in fiscal 2020. This 36.7% increase primarily reflects fiscal 2020 disruptions related to the pandemic, including temporary store closures and limited hours, partially offset by 36 permanent store closures since fiscal 2020.
The Company is not providing comparable sales figures for the fiscal 2021 compared to the fiscal 2020, as we do not believe it is a meaningful measure due to the significant impacts of the pandemic during fiscal 2020.
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for fiscal 2022, 2021 and 2020:

	Fiscal 2022	Fiscal 2021	Fiscal 2020

	(dollars in millions)
Cost of goods sold	$1,304	$1,146	$1,140
Gross margin	$838	$664	$184
Gross margin percentage	39.1%	36.7%	13.9%
For fiscal 2022, gross margin was $838 million, or 39.1% of net sales, compared to $664 million, or 36.7% of net sales in the prior year. The 240 basis point increase in gross margin rate primarily reflects occupancy leverage, higher average unit retail and lower utilization of inbound air freight, partially offset by higher raw material costs.
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

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center expenses, in dollars and as a percentage of total net sales for fiscal 2022, 2021 and 2020:

	Fiscal 2022	Fiscal 2021	Fiscal 2020

	(dollars in millions)
Selling, general and administrative expenses	$696	$597	$527
Percentage of total net sales	32.5%	33.0%	39.8%
For fiscal 2022, SG&A was $696 million, or 32.5% of net sales, compared to $597 million, or 33.0% of net sales during the prior year, primarily reflecting ongoing expense management and the impact of $4 million in pre-tax legal settlement charges in last year's third quarter.
For fiscal 2021, SG&A was $597 million, or 33.0%, compared to $527 million, or 39.8%, in fiscal 2020. The decrease in SG&A as a percent of net sales primarily reflects sales leverage and the benefit of cost savings initiatives.
Income Taxes
The effective tax rate for fiscal 2022, 2021, and 2020 was 21.1%, 23.0% and 21.7%, respectively. The fiscal 2022 effective tax rate primarily reflects a reduction in the valuation allowance due to a decrease in deferred tax assets and favorable share-based compensation benefit. The fiscal 2021 effective tax rate primarily reflects a rate differential due to benefits provided under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The fiscal 2020 effective tax rate primarily reflects a rate differential due to the benefits provided under the CARES Act, partially offset by the unfavorable impact of the Company’s book goodwill impairment charge and the valuation allowance against the Company’s deferred tax assets.
Cash, Marketable Securities and Debt
At fiscal 2022 year end, cash and marketable securities totaled $178 million compared to $115 million at fiscal 2021 year end. Fiscal 2022 year end long-term debt totaled $49 million compared to $99 million at fiscal 2021 year end, reflecting principal reductions of $30 million and $20 million in the third and fourth quarters of fiscal 2022, respectively.
Inventories
At fiscal 2022 year end, inventories totaled $277 million compared to $323 million at fiscal 2021 year end, a $46 million, or 14.4%, decrease from the prior year, reflecting a decrease in on-hand inventory of 6.2% and in-transit inventory of 28.5% due to optimized inventory management and shorter goods in-transit times over the prior year.

Income Tax Receivable
At the end of fiscal 2022, our consolidated balance sheet reflected a $8 million income tax receivable after collection of $4 million during fiscal 2022, related to the recovery of Federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.
Liquidity and Capital Resources
Overview
The Company’s material cash requirements include amounts outstanding under operating leases, open purchase orders for inventory and other operating expenses in the normal course of business, contractual commitments for future capital expenditures, long-term debt obligations and interest payments on long-term debt. Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omnichannel capabilities, including investments in our stores, information technology and supply chain.
In response to the pandemic, the Company took actions to reinforce its financial position and liquidity. Specific actions include: significantly reducing capital and expense structures; centralizing key functions to create a nimbler organization to better align costs with expected sales; suspending the quarterly dividend commencing April 2020; aligning inventory receipts with expected demand; partnering with suppliers and vendors to reduce operating costs and extend payment terms; and reviewing real estate and actively negotiating with landlords to deliver rent relief in the form of reductions, abatements and other concessions. In October 2020 and February 2022, the Company also amended and extended its credit facility to strengthen its liquidity and enhance its financial stability. The Company anticipates satisfying its material cash requirements from its cash flows from operating activities, our cash and marketable securities on hand, capacity within our credit facility and other liquidity options.

The following table summarizes cash flows for fiscal 2022, 2021 and 2020:

	Fiscal 2022	Fiscal 2021	Fiscal 2020

	(dollars in millions) (1)
Net cash provided by operating activities	$162	$63	$(98)
Net cash (used in) provided by investing activities	(64)	14	34
Net cash (used in) provided by financing activities	(59)	(52)	91
Net increase in cash and cash equivalents	$38	$24	$27
(1) May not foot due to rounding.
Operating Activities
Net cash provided by operating activities in fiscal 2022 was $162 million compared to net cash provided by operating activities of $63 million for fiscal 2021. The change in net cash provided by operating activities primarily reflects higher net income, reduced inventory levels and timing of payables.
Net cash provided by operating activities in fiscal 2021 was $63 million compared to net cash used in operating activities of $98 million for fiscal 2020. The change in net cash provided by operating activities primarily reflects higher net income and the timing of income taxes and payables, partially offset by elevated inventories and normalized rent payments and rent settlements.
Investing Activities
Net cash used by investing activities for fiscal 2022 was $64 million compared to net cash provided of $14 million for fiscal 2021, primarily reflecting a $43 million increase in cash used for transactions of marketable securities, $29 million increase in purchases of property and equipment, and a decrease in the proceeds from the sale of certain Corporate assets of $6 million compared to fiscal 2021.
Net cash provided by investing activities for fiscal 2021 was $14 million compared to $34 million for fiscal 2020, primarily reflecting a $27 million decrease in net proceeds from the transactions of marketable securities, partially offset by the sale of certain Corporate assets of $8 million.

Financing Activities
Net cash used in financing activities for fiscal 2022 was $59 million compared to net cash provided by financing activities of $52 million in fiscal 2021, primarily reflecting a $50 million payment on borrowings in fiscal 2022. In fiscal 2022, we received approximately $0.3 million in proceeds from issuing approximately 4 million shares related to employee stock ownership plans.
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
Store and Franchise Activity
During fiscal 2022, we had a net increase of three stores, consisting of 23 Soma net store openings, partially offset by the closure of 12 Chico's and eight WHBM stores. As of January 28, 2023, the Company's franchise operations consisted of 58 international retail locations in Mexico and two domestic airport locations.
Stores continue to be an important part of our omnichannel strategy, and digital sales are higher in markets where we have a retail presence, but we intend to optimize our real estate portfolio, reflecting our emphasis on digital and our priority for higher profitability standards. We will continue to adjust our store base to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense. We closed 24 underperforming locations during fiscal 2022 and ended fiscal 2022 with 1,269 boutiques. The Company anticipates closing approximately 20 stores in fiscal 2023, which primarily includes underperforming, mall-based Chico's and WHBM boutiques. We also plan to invest in refreshing 60 existing locations and opening up to 15 Soma stores in fiscal 2023. We will continue to evaluate our store base in light of economic conditions and our business strategy and may adjust the openings and closures as conditions require or as opportunities arise.
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
The Credit Agreement contains customary representations, warranties and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Credit Agreement and the borrowing base, determined after giving effect to any such transaction or payment, on a pro forma basis. In addition, the Company must pay a commitment fee per annum on the unused portion of the commitments under the Credit Agreement.
As of January 28, 2023, our outstanding debt consisted of $49 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of January 28, 2023, the available additional borrowing capacity under the Credit Agreement was approximately $219 million, inclusive of the current loan cap of $28 million.
As of January 28, 2023, deferred financing costs of $3 million was outstanding related to the Credit Agreement, and is presented in other current assets in the accompanying consolidated balance sheets in this Annual Report on Form 10-K.

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
All three brands offer a points-based rewards program in which customers earn points based on purchases. Attaining specified rewards point levels results in the issuance of reward coupons to discount future purchases. As program members accumulate points, we accrue the estimated future liability, adjusted for expected redemption rates and expirations. The liability is relieved and revenue is recognized for rewards point reward coupons upon redemption. In addition, we recognize revenue on unredeemed points when it can be determined that the likelihood of the point being redeemed is remote and there is no legal obligation to remit the point value. We determined the rewards point breakage rate based on historical and redemption patterns.
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
Recently Issued Accounting Pronouncements
See Note 1, “Business Organization and Summary of Significant Accounting Policies,” to the accompanying consolidated financial statements for a description of certain newly issued accounting pronouncements which may impact our financial statements in future reporting periods.

Forward-Looking Statements
This Annual Report on Form 10-K may contain statements concerning our current expectations, assumptions, plans, estimates, judgments and projections about our business and our industry and other statements that are not historical facts. These are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, words or phrases such as “anticipates,” “believes,” “confident,” “could,” “estimates,” “expects,” “intends,” “target,” “will,” “plans,” "path," “should,” “approximately,” “our planning assumptions,” “future outlook” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on information currently available to our management and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance. There is no assurance that our expectations will occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described in Item 1A, “Risk Factors” in this Annual Report on Form 10-K and the following:

•The ability of our suppliers, logistics providers, vendors and landlords, to meet their obligations to us in light of financial stress, labor shortages, liquidity challenges, bankruptcy filings by other industry participants, and supply chain and other disruptions;
•increases in unemployment rates and labor shortages;
•our ability to sufficiently staff our retail stores;
•changes in general economic conditions, including but not limited to, consumer confidence and spending patterns;
•the impacts of rising inflation, gasoline prices, and interest rates on consumer spending;
•market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises, war and other military conflicts (such as the war in Ukraine) or other major events, or the prospect of these events, including their impact on consumer spending, inflation and the global supply chain;
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
•our ability to maintain strong relationships with our vendors, manufacturers, licensors, and retailer customers; increased competition in the markets in which we operate, including for, among other things, premium mall space;
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
•our ability to successfully execute and achieve the expected results of our business, brand strategies, brand awareness programs, and merchandising and marketing programs including, but not limited to, the Company’s three-year strategic growth plan, sales initiatives, multi-channel strategies and four strategic pillars which are: 1) customer led; 2) product obsessed; 3) digital first; and 4) operationally excellent;
•our ability to utilize our Fort Myers campus, DC and other support facilities in an efficient and effective manner;
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
•our ability to successfully update and maintain our information systems;
•the impact of any system failure, cyber security or other data security breaches, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information that we or our third-party vendors may experience;
•the risks that our share repurchase program may not successfully enhance shareholder value, or that share repurchases could be negatively perceived by investors;
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
•increased public focus and opinion on environmental, social and governance (“ESG”) initiatives and our ability to meet any announced ESG goals and initiatives;
•future unsolicited offers to buy the Company and actions of activist shareholders and others and our ability to respond effectively;
•our ability to secure and protect our trademark and other intellectual property rights; our ability to protect our reputation and brand images;
•unanticipated obligations or changes in estimates arising from new or existing litigation, income taxes and other regulatory proceedings;
•unanticipated adverse changes in legal, regulatory or tax laws, including the recently enacted Inflation Reduction Act of 2022; and
•our ability to comply with the terms of our credit agreement, including the restrictive provisions limiting our flexibility in operating our business and obtaining additional credit on commercially reasonable terms.

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
The market risk of our financial instruments as of January 28, 2023 has not materially changed since January 29, 2022. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our Credit Agreement with Wells Fargo Bank, which is further discussed in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to the accompanying audited condensed consolidated financial statements included in this Annual Report on Form 10-K. The interest rate applicable to Term SOFR Loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million FILO loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points. As of January 28, 2023, $49 million in borrowings were outstanding under the Credit Agreement and is reflected as long-term debt in the accompanying audited condensed consolidated balance sheet. An increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $2.0 million over the remaining term of the loan.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities which includes U.S. government agencies, corporate bonds and commercial paper. The marketable securities portfolio as of January 28, 2023 consisted of $16 million of securities with maturity dates within one year or less and $9 million with maturity dates over one year. We consider all securities available-for-sale including those with maturity dates beyond 12 months, and therefore classified these securities, as applicable, as short-term investments within current assets on the consolidated balance sheets as they are available to support current operational liquidity needs.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Chico’s FAS, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries (the Company) as of January 28, 2023 and January 29, 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended January 28, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 28, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation Allowances on Deferred Tax Assets
Description of the Matter
As more fully described in Note 16 to the consolidated financial statements, the Company’s deferred tax assets are reduced by a valuation allowance that reflects management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. At January 28, 2023, the Company had gross deferred tax assets of $165.9 million and gross deferred tax liabilities of $138.2 million, resulting in net deferred tax assets of $27.7 million with an offsetting valuation allowance of $28.8 million. Management considered the positive and negative evidence available through review of future reversal of existing temporary differences, tax planning strategies that were deemed prudent and feasible and current forecasts of future profitability in assessing the Company’s ability to realize the deferred tax assets. The forecasts of future profitability included the impact of recent trends and various macroeconomic factors, which can possess a high degree of volatility and could have a significant impact on the Company’s profitability. Given this uncertainty and the Company’s three-year cumulative loss, management has concluded it cannot rely on forecasts of future profitability in assessing the realizability of the deferred tax assets and continues to believe it is not more likely than not that the Company will realize the net deferred tax assets as of January 28, 2023.
Auditing management’s assessment of the realizability of its deferred tax assets was complex and judgmental because the assessment process involves the subjective evaluation of assumptions including the weight of all positive and negative available evidence such as forecasts of future profitability, current and cumulative financial reporting results, reversal of temporary differences and tax planning strategies.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s scheduling of the future reversal of existing taxable temporary differences, identification of feasible, prudent tax planning strategies and assessment of the weight of evidence to attribute to the Company’s projected future taxable income.
To test the realizability of the deferred tax assets, our audit procedures included, among others, testing the Company’s scheduling of the reversal of existing temporary taxable differences, evaluating the Company’s consideration of prudent and feasible tax planning strategies and evaluating the Company’s consideration of the weight of both positive and negative evidence supporting the use of projections of future taxable income to support realizability of the deferred tax assets and the inherent uncertainty in the projections.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Tampa, Florida
March 14, 2023

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In thousands, except per share amounts)

	FISCAL YEAR ENDED
	January 28, 2023		January 29, 2022		January 30, 2021
	(52 weeks)		(52 weeks)		(52 weeks)
	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$2,142,020	100.0%	$1,809,927	100.0%	$1,324,051	100.0%
Cost of goods sold	1,303,577	60.9	1,145,929	63.3	1,139,878	86.1
Gross Margin	838,443	39.1	663,998	36.7	184,173	13.9
Selling, general and administrative expenses	696,298	32.5	597,418	33.0	526,772	39.8
Goodwill and intangible impairment charges	—	0.0	—	0.0	114,344	8.6
Income (Loss) from Operations	142,145	6.6	66,580	3.7	(456,943)	(34.5)
Interest (expense) income, net	(3,946)	(0.1)	(6,562)	(0.4)	(3,101)	(0.2)
Income (Loss) before Income Taxes	138,199	6.5	60,018	3.3	(460,044)	(34.7)
Income tax provision (benefit)	29,200	1.4	13,800	0.7	(99,900)	(7.5)
Net Income (Loss)	$108,999	5.1%	$46,218	2.6%	$(360,144)	(27.2)%
Per Share Data:
Net income (loss) per common share-basic	$0.91		$0.39		$(3.11)
Net income (loss) per common and common equivalent share–diluted	$0.88		$0.37		$(3.11)
Weighted average common shares outstanding–basic	119,935		117,100		115,994
Weighted average common and common equivalent shares outstanding–diluted	124,045		122,341		115,994
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	FISCAL YEAR ENDED
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Net Income (Loss)	$108,999	$46,218	$(360,144)
Other comprehensive (loss) income:
Unrealized losses on marketable securities, net of taxes	(158)	(64)	(88)
Foreign currency translation adjustment	—	—	580
Comprehensive Income (Loss)	$108,841	$46,154	$(359,652)
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 28, 2023	January 29, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$153,377	$115,105
Marketable securities, at fair value	24,677	—
Inventories	276,840	323,389
Prepaid expenses and other current assets	48,604	41,871
Income tax receivable	11,865	13,698
Total Current Assets	515,363	494,063
Property and Equipment, net	192,165	195,332
Right of Use Assets	435,321	463,077
Other Assets:
Goodwill	16,360	16,360
Other intangible assets	5,000	5,000
Other assets, net	23,632	23,005
Total Other Assets	44,992	44,365
	$1,187,841	$1,196,837
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$156,262	$180,828
Current lease liabilities	153,202	172,506
Other current and deferred liabilities	141,698	134,051
Total Current Liabilities	451,162	487,385
Noncurrent Liabilities:
Long-term debt	49,000	99,000
Long-term lease liabilities	349,409	381,081
Other noncurrent and deferred liabilities	2,637	7,867
Total Noncurrent Liabilities	401,046	487,948
Commitments and Contingencies: (see Note 13)
Shareholders’ Equity:
Preferred stock, $.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 400,000 shares authorized; 166,320 and 163,823 shares issued; and 125,023 and 122,526 shares outstanding, respectively	1,250	1,225
Additional paid-in capital	513,914	508,654
Treasury stock, at cost, 41,297	(494,395)	(494,395)
Retained earnings	315,022	206,020
Accumulated other comprehensive loss	(158)	—
Total Shareholders’ Equity	335,633	221,504
	$1,187,841	$1,196,837

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock			Accumulated Other Comprehensive (Loss) Gain
	Shares	Par Value		Shares	Amount	Retained Earnings		Total
BALANCE, February 1, 2020	118,418	$1,184	$492,129	41,297	$(494,395)	$531,602	$(428)	$530,092
Cumulative effect of adoption of ASU 2016-02	—	—	—	—	—	(838)	—	(838)
BALANCE, February 1, 2020, as adjusted	118,418	1,184	492,129	41,297	(494,395)	530,764	(428)	529,254
Net loss	—	—	—	—	—	(360,144)	—	(360,144)
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(88)	(88)
Foreign currency translation adjustment	—	—	—	—	—	—	580	580
Issuance of common stock	1,759	18	394	—	—	—	—	412
Dividends on common stock ($0.35 per share)	—	—	—	—	—	(10,855)	—	(10,855)
Repurchase of common stock & tax withholdings related to share-based awards	(442)	(5)	(1,135)	—	—	—	—	(1,140)
Share-based compensation	—	—	7,100	—	—	—	—	7,100
BALANCE, January 30, 2021	119,735	1,197	498,488	41,297	(494,395)	159,765	64	165,119
Net income	—	—	—	—	—	46,218	—	46,218
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(64)	(64)
Issuance of common stock	3,264	33	31	—	—	—	—	64
Dividends on common stock ($0.09 per share)	—	—	—	—	—	37	—	37
Repurchase of common stock & tax withholdings related to share-based awards	(473)	(5)	(1,899)	—	—	—	—	(1,904)
Share-based compensation	—	—	12,034	—	—	—	—	12,034
BALANCE, January 29, 2022	122,526	1,225	508,654	41,297	(494,395)	206,020	—	221,504
Net income	—	—	—	—	—	108,999	—	108,999
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(158)	(158)
Issuance of common stock	4,255	43	271	—	—	—	—	314
Dividends on common stock	—	—	—	—	—	3	—	3
Repurchase of common stock & tax withholdings related to share-based awards	(1,758)	(18)	(8,818)	—	—	—	—	(8,836)
Share-based compensation	—	—	13,807	—	—	—	—	13,807
BALANCE, January 28, 2023	125,023	$1,250	$513,914	41,297	$(494,395)	$315,022	$(158)	$335,633
The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	FISCAL YEAR ENDED
	January 28, 2023	January 29, 2022	January 30, 2021
	(52 weeks)	(52 weeks)	(52 weeks)
Cash Flows from Operating Activities:
Net income (loss)	$108,999	$46,218	$(360,144)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill and intangible impairment charges, pre-tax	—	—	114,344
Inventory write-offs	1,452	502	65,205
Depreciation and amortization	43,872	51,369	63,472
Non-cash lease expense	181,852	184,427	233,104
Exit of frontline Canada operations	—	—	498
Right of use asset impairment	—	—	4,795
Loss on disposal and impairment of long-lived assets, net	1,918	1,317	29,967
Deferred tax benefit	(391)	187	1,396
Share-based compensation	13,807	12,034	7,100
Changes in assets and liabilities:
Inventories	45,097	(119,908)	(23,962)
Prepaid expenses and other assets	(8,937)	(9,630)	(1,483)
Income tax receivable	1,833	44,442	(51,009)
Accounts payable	(24,257)	64,414	(17,897)
Accrued and other liabilities	1,581	7,402	12,111
Lease liability	(205,234)	(220,163)	(175,329)
Net cash provided by (used in) by operating activities	161,592	62,611	(97,832)
Cash Flows from Investing Activities:
Purchases of marketable securities	(32,239)	(268)	(5,477)
Proceeds from sale of marketable securities	7,364	18,761	50,702
Purchases of property and equipment	(41,989)	(13,245)	(11,360)
Proceeds from sale of Corporate assets	2,772	8,295	—
Net cash (used in) provided by investing activities	(64,092)	13,543	33,865
Cash Flows from Financing Activities:
Proceeds from borrowings	—	—	255,500
Payments on borrowings	(50,000)	(50,000)	(149,000)
Payments of debt issuance costs	(706)	—	(4,279)
Proceeds from issuance of common stock	314	64	412
Dividends paid	—	—	(10,701)
Payments of tax withholdings related to share-based awards	(8,836)	(1,904)	(1,140)
Net cash (used in) provided by financing activities	(59,228)	(51,840)	90,792
Effects of exchange rate changes on cash and cash equivalents	—	—	(6)
Net increase in cash and cash equivalents	38,272	24,314	26,819
Cash and Cash Equivalents, Beginning of period	115,105	90,791	63,972
Cash and Cash Equivalents, End of period	$153,377	$115,105	$90,791

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$4,940	$5,753	$7,670
Cash paid (received) for income taxes, net	$27,621	$(30,025)	$(50,162)

The accompanying notes are an integral part of these consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts and where otherwise indicated)

1.BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Description of Business
The accompanying consolidated financial statements include the accounts of Chico’s FAS, Inc., a Florida corporation, and its wholly-owned subsidiaries (“the Company”, “we”, “us” and “our”). We operate as an omnichannel specialty retailer of women’s private branded, sophisticated, casual-to-dressy clothing, intimates and complementary accessories. We currently sell our products through retail stores, catalogs and via our websites at www.chicos.com, www.chicosofftherack.com, www.whbm.com and www.soma.com. As of January 28, 2023, we had 1,269 stores located throughout the United States (“U.S.”), Puerto Rico and the U.S. Virgin Islands, and sold merchandise through 58 international franchise locations in Mexico and 2 domestic airport locations.
Fiscal Year
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. The periods presented in these consolidated financial statements are the fiscal years ended January 28, 2023 (“fiscal 2022” or “current period”), January 29, 2022 (“fiscal 2021” or “prior period”) and January 30, 2021 (“fiscal 2020”).
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
COVID-19 Pandemic Update
The novel strain of coronavirus (“COVID-19”) pandemic (the “COVID-19 pandemic” or the “pandemic”) resulted in significant challenges across our business beginning in March 2020 with those impacts progressively moderating in 2021 and 2022. The pandemic disrupted our business operations to varying degrees over the last three years, including but not limited to temporary store closures and/or a reduction in hours, staffing and capacity, supply chain delays and higher raw materials and freight costs. Continued uncertainty remains regarding how the pandemic has and may have ultimately impacted our business operations, operating results and operating cash flows as well as consumer behavior, spending levels and shopping preferences. Due to this uncertainty, the economic and operational impacts of the pandemic may continue into our fiscal year 2023.

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
Costs associated with sourcing are generally capitalized while merchandising, distribution and product development costs are generally expensed as incurred and are included in the accompanying consolidated statements of income (loss) as a component of cost of goods sold (“COGS”). Approximately 14% of total purchases in fiscal 2022 and 2021 were made from one supplier. In fiscal 2022 approximately 36% of our merchandise cost originated in Vietnam. In fiscal 2021 approximately 31% of our merchandise cost originated in China.
Capitalized Costs in Cloud Computing Arrangements
We capitalize implementation costs in cloud computing arrangement (“CCA”) service contracts. Unamortized capitalized costs were $26.8 million as of January 28, 2023 and $15.6 million as of January 29, 2022. Accumulated amortization was $9.2 million as of January 28, 2023 and $2.6 million as of January 29, 2022. Expense related to capitalized CCA contracts for fiscal 2022, 2021 and 2020 was $8.5 million, $3.1 million and $1.3 million, respectively.
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
For fiscal 2022 and 2021, we performed a qualitative assessment of the goodwill associated with the Chico's reporting unit and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment date. Had the Company elected to bypass the qualitative assessment, or if the results of the qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit was less than its carrying amount, an impairment test would have been performed.
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
As part of the Company's annual impairment test during the fourth quarter (the “annual impairment test”) for fiscal 2020, we elected to bypass the qualitative assessment and perform impairment testing for each of our reporting units, as applicable. As a result of the annual impairment test, the estimated fair value of each of our reporting units, as applicable, exceeded their respective carrying value and, as such, we concluded that the goodwill was not impaired at those measurements dates.

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
For fiscal 2022 and 2021, we performed a qualitative assessment of the WHBM trade name and concluded it was more likely than not that the fair value exceeded the carrying amount as of the annual assessment date.
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
As part of the Company's annual impairment test during the fourth quarter for fiscal 2020, we elected to bypass the qualitative assessment and perform impairment testing on the WHBM trademark and Chico's franchise rights. As a result of the annual impairment test, the Company recognized an additional pre-tax impairment charge of $1.0 million on our WHBM trademark and $0.2 million on our Chico's franchise rights, as further discussed in Note 3. These impairment charges are included in goodwill and intangible impairment charges in the accompanying consolidated statements of income (loss).
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
Fiscal 2022 and 2021 Long-Lived Asset Impairment Charges
In fiscal 2022 and 2021, we completed an evaluation of our long-lived assets which primarily consisted of leasehold improvements at certain underperforming stores, operating lease assets, capitalized implementation costs related to our cloud computing arrangements, certain Company-owned real estate and other technology-related assets for indicators of impairment.
For fiscal 2022, we recorded $1.3 million in pre-tax impairment charges upon completion of our evaluation of long-lived assets which is included both in selling, general and administrative expenses (“SG&A”) and cost of goods sold (“COGS”) sections of the accompanying consolidated statements of income (loss). Of the $1.3 million, $0.6 million in pre-tax impairment charges related to long-lived assets at retail stores, $0.5 million in pre-tax impairment charges consisted of impairment on capitalized implementation costs related to our cloud computing arrangements and $0.2 million in pre-tax impairment charges related to certain Company-owned real estate. We did not record impairment charges related to our operating lease assets during fiscal 2022.
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
Fiscal 2020 Long-Lived Asset Impairment Charges Related to the Pandemic
During fiscal 2020, we recorded $34.5 million in pre-tax impairment charges upon completion of our evaluation of long-lived assets. Of the $34.5 million in pre-tax impairment charges, $19.1 million and $3.2 million consisted of leasehold improvements and operating lease assets, respectively, at certain underperforming stores. The remaining $12.1 million in pre-tax impairment charges on our long-lived assets primarily consisted of capitalized implementation costs related to our cloud computing arrangements, other technology-related assets and other right of use assets. The $34.5 million in pre-tax impairment charges on our long-lived assets are reflected in the financial statements as $24.0 million in COGS and $10.4 million in SG&A in the accompanying consolidated statements of income (loss), as further discussed in Note 4.

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
Advertising Costs
Advertising costs associated with the production of non-media advertising are charged to expense as incurred and media production costs (such as television, magazine and catalogs) are expensed when the advertising first takes place. For fiscal 2022, 2021 and 2020, advertising expense was approximately $108.4 million, $91.4 million and $94.6 million, respectively, and is included within SG&A in the accompanying consolidated statements of income (loss).
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
Shipping and Handling Costs
Shipping and handling costs to transport goods to customers amounted to $99.2 million, $82.3 million and $71.7 million in fiscal 2022, 2021 and 2020, respectively, and are included within COGS in the accompanying consolidated statements of income (loss).
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

	Fiscal 2022	%	Fiscal 2021	%	Fiscal 2020	%

Chico’s	$1,044,552	48.7%	$815,647	45.1%	$595,968	45.0%
WHBM	637,602	29.8	516,164	28.5	376,236	28.4
Soma	459,866	21.5	478,116	26.4	351,847	26.6
Total net sales	$2,142,020	100.0%	$1,809,927	100.0%	$1,324,051	100.0%
Contract Liability
Contract liabilities on the accompanying consolidated balance sheets are comprised of obligations associated with our gift card and customer rewards programs. As of January 28, 2023 and January 29, 2022, contract liabilities primarily consisted of gift cards of $42.6 million and $43.5 million, respectively. For fiscal 2022, the Company recognized $33.9 million of revenue that was previously included in the gift card contract liability as of January 29, 2022. For fiscal 2021, the Company recognized $26.2 million of revenue that was previously included in the gift card contract liability as of January 30, 2021.
The Company maintains a customer rewards program in which customers earn points toward rewards for qualifying purchases and other marketing activities. Upon reaching specified point values, customers are issued a reward, which they may redeem on merchandise purchases at the Company’s stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company defers a portion of the merchandise sales based on the estimated standalone selling price of the points earned. This deferred revenue is recognized as the rewards are redeemed or expire. The contract liability for our rewards program was not material in fiscal 2021.

January 28, 2023

Beginning balance rewards deferred revenue	$626
Reduction in revenue / (revenue recognized)	6,815
Ending balance rewards deferred revenue	$7,441

Performance Obligation
For fiscal 2022, 2021 and 2020, revenue recognized from performance obligations to customers related to prior periods were not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.
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
We did not record goodwill and intangible impairment charges during fiscal 2022 and 2021.
The following table details the changes in goodwill and other indefinite-lived assets, net, as of January 28, 2023 and January 29, 2022:

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

Fiscal 2022 and 2021 Long-Lived Asset Impairment Charges
In fiscal 2022 and 2021, we completed an evaluation of our long-lived assets which primarily consisted of leasehold improvements at certain underperforming stores, operating lease assets, capitalized implementation costs related to our cloud computing arrangements, certain Company-owned real estate and other technology-related assets for indicators of impairment.
For fiscal 2022, we recorded $1.3 million in pre-tax impairment charges upon completion of our evaluation of long-lived assets which is included both, in SG&A and COGS sections of the accompanying consolidated statements of income (loss). Of the $1.3 million, $0.6 million in pre-tax impairment charges related to long-lived assets at retail stores, $0.5 million in pre-tax impairment charges consisted of impairment on capitalized implementation costs related to our cloud computing arrangements and $0.2 million in pre-tax impairment charges related to certain Company-owned real estate. We did not record impairment charges related to our operating lease assets during fiscal 2022.
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
Fiscal 2020 Long-Lived Asset Impairment Charges
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
Inventory write-offs during fiscal 2022, 2021 and 2020 were $1.5 million, $0.5 million and $65.2 million, respectively. The $65.2 million inventory write-off for fiscal 2020 included $55.4 million in significant inventory-write offs as a result of changes in the market for those inventories and the resulting slowdown in sell through rates due to the impact of the pandemic during fiscal 2020.
6.MARKETABLE SECURITIES:
Marketable securities are classified as available-for-sale and has historically consisted of corporate bonds, commercial paper, U.S. government agencies and municipal securities. We did not have marketable securities as of January 29, 2022.

The following tables summarize our investments in marketable securities at January 28, 2023:

	January 28, 2023

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Total marketable securities	$24,875	$1	$(199)	$24,677
7.FAIR VALUE MEASUREMENTS:
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
Assets Measured on a Recurring Basis
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, as applicable, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts and assets held in our non-qualified deferred compensation plan, as applicable. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third-party pricing entities, except for U.S. government securities which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our audited condensed consolidated balance sheets.
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
As of January 28, 2023 and January 29, 2022, the fair value of goodwill for the Chico's reporting unit and the WHBM trademark was $16 million and $5.0 million, respectively.
The Company performed its valuation of its goodwill and indefinite-lived intangible assets using a quantitative approach during fiscal 2020 and recognized $114.3 million in pre-tax goodwill and indefinite-lived intangible impairment charges as further discussed in Note 3, $29.7 million in pre-tax impairment charges primarily consisting of leasehold improvements at certain underperforming stores, capitalized implementation costs related to our cloud computing arrangements and other technology-related assets, and $4.8 million in pre-tax impairment charges for operating lease assets, as further discussed in Note 4. Impairment charges for assets evaluated for impairment on a nonrecurring basis were not material during fiscal 2022 and 2021.
As of January 28, 2023 and January 29, 2022, our revolving loan and letter of credit facility approximates fair value as this instrument has a variable interest rate which approximates current market rates (Level 2 criteria).
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
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities which are valued on a recurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at Reporting Date Using			January 28, 2023 (52 weeks)
	Balance as of January 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment (1)

Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$41,642	$41,642	$—	$—
Marketable securities:
U.S. government agencies	5,506	—	5,506	—
Corporate bonds	12,802	—	12,802	—
Commercial paper	6,369	—	6,369	—
Noncurrent Assets
Deferred compensation plan	$—	$—	$—	$—
Total recurring fair value measurements	$66,319	$41,642	$24,677	$—

		Fair Value Measurements at Reporting Date Using			January 29, 2022 (52 weeks)
	Balance as of January 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impairment (1)

Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$25,396	$25,396	$—	$—
Noncurrent Assets
Deferred compensation plan	6,233	6,233	—	—
Total recurring fair value measurements	$31,629	$31,629	$—	$—

		Fair Value Measurements at Reporting Date Using				January 30, 2021 (52 weeks)
	Balance as of January 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total Impairment

Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$36,809	$36,809	$—	$—
Marketable securities:
Corporate bonds	18,559	—	18,559	—
Noncurrent Assets
Deferred compensation plan	8,993	8,993	—	—
Total recurring fair value measurements	$64,361	$45,802	$18,559	$—
Nonrecurring fair value measurements:
Noncurrent Assets
Goodwill	$16,360	$—	$—	$16,360		$(80,414)
Trademark	5,000	—	—	5,000		(29,000)
Long-lived assets	7,090	—	5,990	1,100	(2)	(29,669)
Operating lease assets	88,488	—	—	88,488	(2)	(4,795)
Total nonrecurring fair value measurements	$116,938	$—	$5,990	$110,948		$(143,878)
(1) Impairment charges for assets evaluated for impairment on a nonrecurring basis were not material during fiscal 2021 and 2022.
(2) The fair value of $1.1 million and $88.5 million specifically relates to only those locations which had asset impairment charges related to the pandemic during fiscal 2020.

8.PREPAID EXPENSES AND OTHER CURRENT ASSETS:
Prepaid expenses and other current assets consisted of the following:

	January 28, 2023	January 29, 2022

Prepaid expenses	$29,835	$26,271
Accounts receivable	12,340	7,134
Other current assets	6,429	8,466
Prepaid expenses and other current assets	$48,604	$41,871

9.PROPERTY AND EQUIPMENT, NET:
Property and equipment, net, consisted of the following:

	January 28, 2023	January 29, 2022

Land and land improvements	$27,125	$26,431
Building and building improvements	126,521	124,559
Equipment, furniture and fixtures	646,488	640,126
Leasehold improvements	457,368	454,556
Total property and equipment	1,257,502	1,245,672
Less: accumulated depreciation and amortization	(1,065,337)	(1,050,340)
Property and equipment, net	$192,165	$195,332
Total depreciation expense for fiscal 2022, 2021 and 2020 was $43.0 million, $50.4 million and $63.2 million, respectively.
During fiscal 2021, the Company sold certain of its Corporate assets for $8.3 million, resulting in a net gain of $1.8 million as reflected in loss on disposal and impairment of long-lived assets, net, in the accompanying consolidated statements of cash flows.
10.LEASES:
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
The Company deferred substantially all rent payments due in the months of April, May and June 2020 and otherwise made reduced rent payments where and when applicable during fiscal 2020 as a result of the impact of the pandemic. In April 2020, the FASB granted a practical expedient permitting an entity to choose to forgo the evaluation of the enforceable rights and obligations of the original lease contract, specifically in situations where rent concessions have been agreed to with landlords as a result of the pandemic. Instead, the entity may account for pandemic-related rent concessions, whatever their form (e.g. rent deferral, abatement or other) either: a) as if they were part of the enforceable rights and obligations of the parties under the existing lease contract; or b) as lease modifications. During fiscal 2021 and 2020, we received concessions from certain landlords in the form of rent deferrals, rent abatements and other lease or rent modifications as a result of the impact of the pandemic. In accordance with the practical expedient allowed by the FASB, the Company has elected to treat all pandemic-related rent concessions and related amendments, including pandemic-related lease amendments that extended the lease term, as lease modifications under ASC 842, Leases. In addition, the Company continued recording lease expense during deferral periods, as applicable, in accordance with its existing policies. The Company made rent payments in accordance with its lease terms during fiscal 2021 and 2022.
Operating lease expense was as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020

Operating lease cost (1)	$223,151	$219,351	$235,301
(1) Includes approximately $39.0 million, $38.4 million and $30.4 million in variable lease costs for fiscal 2022, 2021 and 2020, respectively.

Supplemental balance sheet information related to operating leases was as follows:

	Fiscal 2022	Fiscal 2021

Right of Use Assets	$435,321	$463,077

Current lease liabilities	$153,202	$172,506
Long-term lease liabilities	349,409	381,081
Total operating lease liabilities	$502,611	$553,587

Weighted Average Remaining Lease Term (years)	4.2	4.0

Weighted Average Discount Rate (1)	5.3%	4.5%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease, weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Fiscal 2022	Fiscal 2021		Fiscal 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$205,235	$220,163	(1)	$175,329
Right of use assets obtained in exchange for lease obligations, non-cash	$134,694	$35,010		$140,833
(1) The Company suspended or deferred rental payments when and where applicable as a result of the impact of the pandemic.
Minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses described below and exclusive of variable common area maintenance charges and/or contingent rental payments based on sales) as of January 28, 2023, are approximately as follows:

FISCAL YEAR ENDING:
February 3, 2024	$179,556
February 1, 2025	139,548
January 31, 2026	96,182
January 30, 2027	66,212
January 29, 2028	39,882
Thereafter	49,362
Total future minimum lease payments	$570,742
Less imputed interest	(68,131)
Total	$502,611
Certain leases provide that we may cancel the lease if our retail sales at that location fall below an established level. A majority of our store operating leases contain cancellation clauses that allow the leases to be terminated at our discretion, if certain minimum sales levels are not met within the first few years of the lease term. We have not historically met or exercised a significant number of these cancellation clauses and, therefore, have included commitments for the full lease terms of such leases in the above table. For fiscal 2022, 2021 and 2020, total rent expense under operating leases was approximately $223.2 million, $219.4 million and $235.3 million, respectively, including common area maintenance charges of approximately $42.2 million, $41.8 million and $32.8 million, respectively, other rental charges of approximately $33.5 million, $34.3 million and $49.8 million, respectively, and contingent rental expense, based on sales, of approximately $5.6 million, $4.3 million and $2.4 million, respectively.

11. OTHER CURRENT AND DEFERRED LIABILITIES:
Other current and deferred liabilities consisted of the following:

	January 28, 2023	January 29, 2022

Allowance for customer returns, gift cards and store credits outstanding	$67,126	$59,035
Accrued payroll, benefits, bonuses and severance costs and termination benefits	41,201	41,507
Other	33,371	33,509
Other current and deferred liabilities	$141,698	$134,051
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
12.DEBT:
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
As of January 28, 2023, our outstanding debt consisted of $49.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of January 28, 2023, the available additional borrowing capacity under the Credit Agreement was approximately $219 million, inclusive of the current loan cap of $28 million.
As of January 28, 2023, deferred financing costs of $3.3 million was outstanding related to the Credit Agreement, and is presented in other current assets in the accompanying consolidated balance sheets.
    There are no debt payments due through fiscal year 2024 and $49.0 million is due in fiscal 2025.

13.COMMITMENTS AND CONTINGENCIES:
Leases
    Information regarding our lease commitments and contingencies, including total rent expense under operating leases and minimum future rental payments under non-cancelable operating leases (including leases with certain minimum sales cancellation clauses and exclusive of variable common area maintenance charges and/or contingent rental payments based on sales), as of January 28, 2023 as discussed further in Note 10.
Open Purchase Orders
At January 28, 2023 and January 29, 2022, we had approximately $409.6 million and $517.3 million, respectively, of open purchase orders for inventory, in the normal course of business.
Legal Proceedings
We are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of our business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, the ultimate aggregate amounts of monetary liability or financial impact with respect to such matters as of January 28, 2023 are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

14.SHARE-BASED COMPENSATION PLANS AND CAPITAL STOCK TRANSACTIONS:
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
We have historically issued restricted stock, including non-vested restricted stock, performance-based stock units and stock options. Shares of non-vested restricted stock granted prior to fiscal 2020 have the same voting rights as common stock, are entitled to receive dividends and other distributions, and are considered to be currently issued and outstanding. Shares of restricted stock granted after fiscal 2019 have the same voting rights as common stock, are entitled to dividend equivalents only to the extent they have met their specific service conditions and are considered to be currently issued and outstanding. The Company's performance-based stock units are subject to vesting conditions, including meeting specified annual Company performance objectives. Under the annual PSU grants in March 2022, each performance based award recipient could vest 0% to 175% of the target shares granted contingent on the achievement of the Company's financial performance metrics. Performance-based stock units are entitled to dividend equivalents only to the extent the specific performance goals are met and are entitled to voting rights only upon the issuance of shares after meeting these specific performance goals. Generally, share-based awards vest evenly over three years or cliff-vest after a three-year period; stock options generally have a 10-year term. As of January 28, 2023, approximately 6.2 million shares remain available for future grants of share-based awards assuming all awards will vest 100% of the target shares granted.
    Share-based compensation expense for all awards is based on the grant date fair value of the award, net of estimated forfeitures, and is recognized over the requisite service period of the awards. Compensation expense for restricted stock awards and stock options with a service condition is recognized on a straight-line basis over the requisite service period. Compensation expense for performance-based awards with a service condition is recognized ratably for each vesting tranche based on our estimate of the level and likelihood of meeting certain Company-specific performance goals. We estimate the expected forfeiture rate for all share-based awards, and only recognize expense for those shares expected to vest. In determining the portion of the share-based payment award that is ultimately expected to be earned, we derive forfeiture rates based on historical data. In accordance with the authoritative guidance, we revise our forfeiture rates, when necessary, in subsequent periods if actual forfeitures differ from those originally estimated. Total compensation expense related to share-based awards in fiscal 2022, 2021 and 2020 was $13.8 million, $12.0 million and $7.1 million, respectively. The total tax benefit associated with share-based compensation for fiscal 2022, 2021 and 2020 was $3.5 million, $3.1 million and $1.8 million, respectively.

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
Restricted stock award activity for fiscal 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	5,140,240	$3.18
Granted	2,773,372	4.81
Vested	(2,722,431)	3.30
Forfeited	(579,380)	3.77
Unvested, end of period	4,611,801	4.02
Total fair value of shares of restricted stock awards that vested during fiscal 2022, 2021 and 2020 was $14.2 million, $6.2 million and $3.3 million, respectively. The weighted average grant date fair value of restricted stock awards granted during fiscal 2022, 2021 and 2020 was $4.81, $2.98 and $3.37, respectively. As of January 28, 2023, there was $10.1 million of unrecognized share-based compensation expense related to non-vested restricted stock awards. That cost is expected to be recognized over a weighted average remaining period of approximately 1.8 years.
Restricted Stock Units
Restricted stock units vest 100% one year from the date of grant with certain rights to defer settlement in shares of our common stock, except for restricted stock units granted in March 2021, which vest 50% one year from the date of grant, 30% two years from the date of grant and 20% three years from the date of grant.
Restricted stock unit activity for fiscal 2022 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	647,350	$2.38
Granted	47,468	4.74
Vested	(288,600)	2.66
Forfeited	—	—
Unvested, end of period	406,218	2.46
Total fair value of shares of restricted stock units that vested during fiscal 2022 and 2021 was $1.5 million and $0.1 million, respectively. The weighted average grant date fair value of restricted stock units granted during fiscal 2022 and 2021 was $4.74 and $2.56, respectively. As of January 28, 2023, there was $0.4 million of unrecognized share-based compensation expense related to non-vested restricted stock units. That cost is expected to be recognized over a weighted average remaining period of approximately 1.4 years.

Performance-based Stock Units
For fiscal 2022, we granted PSUs contingent upon the achievement of Company-specific performance goals during the three fiscal years 2021 through 2023. Any units earned as a result of the achievement of the performance goals of the PSUs will cliff vest three years from the date of grant and will be settled in shares of our common stock.
Performance-based stock unit activity for fiscal 2022 was as follows:

	Number of Units/Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,734,207	$2.24
Granted	923,478	4.78
Vested	(1,472,130)	1.16
Forfeited	(489,106)	3.10
Unvested, end of period	2,696,449	3.40
Total fair value of performance-based stock units that vested during fiscal 2022, 2021 and 2020 was $8.0 million, $0.0 million and $0.1 million, respectively. The weighted average grant date fair value of PSUs granted during fiscal 2022, 2021 and 2020 was $4.78, $2.67 and $2.49, respectively. As of January 28, 2023, there was $4.9 million of unrecognized share-based compensation expense related to non-vested PSUs. That cost is expected to be recognized over a weighted average period of approximately 1.8 years.
Employee Stock Purchase Plan
At the 2021 Annual Meeting, shareholders approved the 2021 Employee Stock Purchase Plan (“ESPP”) under which substantially all full-time employees are given the right to purchase shares of our common stock during each of the four specified offering periods each fiscal year at a price equal to 85 percent of the value of the stock immediately prior to the beginning of each offering period. During fiscal 2022, 2021 and 2020, approximately 74 thousand, 14 thousand and 245 thousand shares, respectively, were purchased under the ESPP. Cash received from purchases under the ESPP for fiscal 2022 was $0.3 million.
Share Repurchase Program
In November 2015, we announced a $300 million share repurchase authorization for the Company's common stock. We did not repurchase any of the Company's common stock during fiscal 2022, 2021 and 2020. As of January 28, 2023, $55.2 million remains under the share repurchase program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.
15.RETIREMENT PLANS:
We have a 401(k) defined contribution employee retirement benefit plan (the “Plan”) covering all employees upon the completion of six months of service and 500 hours worked. Participants must meet a minimum age requirement of 21. Under the Plan, employees may contribute up to 75 percent of their annual compensation, subject to certain statutory limitations. We have elected to match employee contributions at 50 percent on the first 6 percent of the employees’ contributions and can elect to make additional contributions over and above the mandatory match. Employees’ rights to Company contributions vest fully upon completing five years of service, with incremental vesting starting in service year two. As a result of the pandemic, the Company temporarily suspended its match in fiscal 2020 which was subsequently reinstated. For fiscal 2022, 2021 and 2020, our costs under the Plan were approximately $2.9 million, $2.7 million and $0.7 million, respectively.
Effective December 31, 2021, the Company made the decision to freeze the Chico’s FAS, Inc. Deferred Compensation Plan (the “Deferred Plan”) and to terminate and distribute the elective deferrals (and related earnings) portion of the Deferred Plan in accordance with the Deferred Plan terms and requirements under applicable tax laws. As of January 28, 2023, the Company’s liability for the deferred compensation is $0.2 million.

16.INCOME TAXES:
The income tax provision consisted of the following:

	Fiscal 2022	Fiscal 2021	Fiscal 2020

Current:
Federal	$26,412	$12,847	$(102,046)
State	2,992	658	468
Foreign	226	108	48
Total	29,630	13,613	(101,530)
Deferred:
Federal	(446)	157	(3,902)
State	16	30	5,532
Total	(430)	187	1,630
Income tax provision (benefit)	$29,200	$13,800	$(99,900)
The foreign component of pre-tax income (loss), arising principally from operating foreign stores and other management and cost sharing charges we are required to allocate under U.S. tax law, for fiscal 2022, 2021 and 2020 was $1.2 million, $(0.7) million and $(4.8) million, respectively.
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
As a result of the CARES Act, through fiscal 2022, the Company received tax refunds of $96.2 million, and still maintains a $7.9 million income tax receivable related to the carryback of 2020 net operating losses. The Company recorded an additional income tax benefit in fiscal 2021 of $2.5 million, over the $24.6 million that was recorded in fiscal 2020, related to the 2020 carryback as the Company was subject to higher federal corporate income tax rates in prior periods than the current statutory tax rate of 21%.
No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the one-time transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. There were no significant undistributed foreign earnings at January 28, 2023, January 29, 2022 and January 30, 2021.
A reconciliation between the statutory federal income tax rate and the effective income tax rate follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020 (1)
Federal income tax rate	21.0%	21.0%	21.0%
State income tax, net of federal tax benefit	5.1	4.7	3.3
Goodwill impairment with no tax basis	—	—	(3.3)
Impact of the CARES Act	—	(4.2)	8.6
Excess share-based compensation	(1.1)	0.3	(0.3)
Valuation allowance	(5.0)	(1.0)	(7.6)
Executive compensation limitations	0.7	1.1	—
Other items, net	0.4	1.1	—
Total	21.1%	23.0%	21.7%
(1) Since fiscal 2019 is no longer reported, de minimis effective tax rate reconciling items have been combined in Other items, net, for all years presented.

Deferred tax assets and liabilities are recorded due to different carrying amounts for financial and income tax reporting purposes arising from cumulative temporary differences. These differences consist of the following as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022

Deferred tax assets:
Operating lease liabilities	$129,659	$141,918
Accrued liabilities and allowances	20,512	18,346
Share-based compensation	3,185	2,661
Property related	579	353
State and foreign net operating loss carryforwards	6,048	10,210
Federal and state tax credit carryforwards	3,553	4,227
Other	2,418	1,438
Total deferred tax assets	165,954	179,153
Valuation allowance	(28,827)	(35,754)
Net deferred tax assets	137,127	143,399

Deferred tax liabilities:
Operating lease assets	(111,458)	(118,808)
Inventories	(3,547)	(4,173)
Prepaid and other expenses	(2,933)	(2,390)
Property related	(14,944)	(14,222)
Other intangible assets	(5,315)	(5,306)
Total deferred tax liabilities	(138,197)	(144,899)
Net deferred taxes	$(1,070)	$(1,500)
As of January 28, 2023, the Company had deferred tax assets for state and local net operating losses and federal and state tax credit carryovers in the amounts of $89.7 million and $4.4 million, respectively, on a gross basis that could be utilized to reduce future years' tax liabilities. The net operating losses and tax credit carryovers expire, if unused, in the years 2023 - 2040 and 2023 - 2028, respectively. As of January 28, 2023, the Company had deferred tax assets related to foreign net operating loss carryforwards in the amount of $4.1 million on a gross basis. The foreign carryforwards will begin to expire, if unused, in 2024. Some foreign net operating losses have an indefinite carryforward.
We consider both positive and negative evidence when measuring the need for a valuation allowance. The weight given to the evidence is commensurate with the extent to which it may be objectively verified. Current and cumulative financial reporting results are a source of objectively verifiable evidence. We give operating results during the most recent three-year period a significant weight in our analysis. We typically only consider forecasts of future profitability when positive cumulative operating results exist in the most recent three-year period. We perform scheduling exercises around the future reversal of existing temporary differences to determine if sufficient taxable income of the appropriate character exists in the periods required in order to realize our deferred tax assets with limited lives (such as tax loss carryforwards and tax credits) prior to their expiration. We consider tax planning strategies that are prudent and feasible to accelerate taxable amounts if required to utilize expiring deferred tax assets. A valuation allowance is not required to the extent that, in our judgment, positive evidence exists with a magnitude and duration sufficient to result in a conclusion that it is more likely than not that our deferred tax assets will be realized.
We consider our current forecasts of future profitability in assessing our ability to realize our deferred tax assets, including our state and local net operating losses and credit carryforwards. These forecasts include the impact of recent trends, including various macroeconomic factors such as the impact of the pandemic and inflation, on our profitability. Macroeconomic factors, including the impact of the pandemic and inflation, possess a high degree of volatility and can significantly impact our profitability. Given this uncertainty and the Company’s cumulative three year losses, we believe we cannot rely on forecasts of future profitability for purposes of our assessment of the realizability of deferred tax assets and as such, we conclude that it is not more likely than not that, at January 28,2023, our U.S. net deferred tax assets will be utilized and a full valuation allowance has been maintained.
For the fiscal years 2022 and 2021, the Company maintained a valuation allowance of $28.8 million and $35.8 million, respectively, attributable to deferred tax assets, state, local and foreign net operating loss carryforwards and federal and state tax credits which are not realizable on a more likely than not basis. The amount of deferred tax assets considered realizable, however, could be adjusted in the next twelve months if future objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as the Company’s forecasts of future profitability. In such case, the Company will record an adjustment in the period in which such a determination is made.
Accumulated other comprehensive gain is shown net of deferred tax assets and deferred tax liabilities. The amount was not significant at January 28, 2023 or January 29, 2022.
A reconciliation of the beginning and ending amounts of uncertain tax positions for each of fiscal 2022, fiscal 2021 and fiscal 2020 is as follows:

	Fiscal 2022	Fiscal 2021	Fiscal 2020

Balance at beginning of year	$437	$667	$747
Additions for tax positions of prior years	258	—	—
Reductions for tax positions of prior years	—	(280)	—
Additions for tax positions for the current year	277	137	—
Settlements/payments with tax authorities	—	(87)	—
Reductions due to lapse of applicable statutes of limitation	(63)	—	(80)
Balance at end of year	$909	$437	$667
At January 28, 2023, January 29, 2022 and January 30, 2021, balances included $0.7 million, $0.3 million and $0.5 million respectively, of unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate in future periods. We do not expect any events to occur that would cause a change to our unrecognized tax benefits or income tax expense within the next twelve months.
Our continuing practice is to recognize potential accrued interest and penalties relating to unrecognized tax benefits in the income tax provision. We incurred no interest and penalties for each of the fiscal years 2022, 2021 and 2020. We had no accruals for the payment of interest and penalties at January 28, 2023, January 29, 2022 and January 30, 2021 .
In fiscal 2006, we began participating in the IRS’s real time audit program, Compliance Assurance Process (“CAP”). Under the CAP program, material tax issues and initiatives are disclosed to the IRS throughout the year with the objective of reaching an agreement as to the proper reporting treatment when the federal return is filed. Previous years through fiscal 2020 have been accepted. Fiscal 2021 is in the post-filing review process.
We are no longer subject to state and local examinations for years before fiscal 2018. Various foreign examinations are currently underway for fiscal periods spanning from 2013 through 2019; however, we do not expect any significant change to our uncertain tax positions within the next year.

17.NET INCOME (LOSS) PER SHARE:
The following table sets forth the computation of basic and diluted net income (loss) per share shown on the face of the accompanying consolidated statements of income (loss) (in thousands, except per share amounts):

	January 28, 2023	January 29, 2022	January 30, 2021

Numerator
Net income (loss)	$108,999	$46,218	$(360,144)
Net income and dividends declared allocated to participating securities	(338)	(377)	(160)
Net income (loss) available to common shareholders	$108,661	$45,841	$(360,304)
Denominator
Weighted average common shares outstanding – basic	119,935	117,100	115,994
Dilutive effect of non-participating securities	4,110	5,241	—
Weighted average common and common equivalent shares outstanding – diluted	124,045	122,341	115,994
Net income (loss) per common share:
Basic	$0.91	$0.39	$(3.11)
Diluted	$0.88	$0.37	$(3.11)
In fiscal 2022, 2021 and 2020, 0.1 million, 0.1 million and 2.1 million of potential shares of common stock were excluded from the diluted per share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.

18.QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (1):

	Net Sales	Gross Margin	Net Income (Loss)	Net Income (Loss) Per Common Share - Basic	Net Income (Loss) Common and Common Equivalent Share - Diluted

	(dollars in thousands, except per share amounts)
Fiscal year ended January 28, 2023:
First quarter	$540,915	$216,565	$34,932	$0.29	$0.28
Second quarter	558,720	231,514	41,961	0.35	0.34
Third quarter	518,332	207,440	24,619	0.20	0.20
Fourth quarter	524,053	182,924	7,487	0.06	0.06
Fiscal year ended January 29, 2022:
First quarter	$387,961	$126,795	$(8,929)	$(0.08)	$(0.08)
Second quarter	472,059	181,458	26,187	0.22	0.21
Third quarter (2)	453,644	184,439	18,226	0.15	0.15
Fourth quarter	496,263	171,307	10,734	0.09	0.09
(1) The sum of the quarters may not equal the corresponding year-to-date amount due to rounding.
(2) Results for the third quarter of fiscal 2021 include litigation settlement charges of $4 million, after-tax.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 28, 2023 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 framework). Based on our evaluation, management concluded that our internal control over financial reporting was effective as of January 28, 2023.
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
The Company’s independent registered public accounting firm, Ernst & Young LLP, that audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an attestation report on the Company’s internal control over financial reporting as of January 28, 2023, which follows.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Chico’s FAS, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Chico’s FAS, Inc. and subsidiaries’ internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chico’s FAS, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Chico’s FAS, Inc. and subsidiaries as of January 28, 2023 and January 29, 2022, the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 2023, and the related notes and our report dated March 14, 2023 expressed an unqualified opinion thereon.
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
March 14, 2023

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our executive officers, directors and nominees for director, procedures by which security holders may recommend director nominees, the Code of Ethics, the Audit Committee, Audit Committee membership and our Audit Committee financial expert in our 2023 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
Information about executive and director compensation and the Human Resources, Compensation and Benefits Committee Report in our 2023 Annual Meeting proxy statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Except as provided below, the information required by this item is included in our 2023 Annual Meeting proxy statement and is incorporated herein by reference.
Equity Compensation Plan Information
The following table shows information concerning our equity compensation plans as of January 28, 2023:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b) 2	(c) [3]
Equity compensation plans approved by security holders [1]	5,083,988	$—	5,695,160
Total	5,083,988	$—	5,695,160

1.Consists of the 2020 Omnibus Stock and Incentive Plan (“2020 Omnibus Plan”) and the 2021 Employee Stock Purchase Plan.
2.There were no outstanding stock options as of January 28, 2023. The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock, restricted stock units or performance stock units, which have no exercise price.
3.Consists of (i) 3.8 million shares that were available for future issuance under the 2020 Omnibus Plan as of January 28, 2023 and (ii) 1.9 million shares that were available for future issuance under the 2021 Employee Stock Purchase Plan as of January 28, 2023, including shares subject to purchase during the current offering period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is included in our 2023 Annual Meeting proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is included in our 2023 Annual Meeting proxy statement and is incorporated herein by reference.

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

4.1	Description of the Company's Capital Stock (incorporated by reference to Exhibit 4.1 to the Company's Form 10-K, as filed with the Commission on March 9, 2021)

10.1*	Indemnification Agreement with David F. Walker (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, as filed with the Commission on November 29, 2005)

10.2*	Indemnification Agreement with John J. Mahoney (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K as filed with the Commission on July 25, 2008)

10.3*	Chico’s FAS, Inc. Deferred Compensation Plan effective April 1, 2002 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K, as filed with the Commission on April 24, 2002)

10.4*
Chico’s FAS, Inc. Deferred Compensation Plan (as Amended and Restated Effective January 1, 2019) (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K, as filed with the Commission on March 19, 2019)

10.5
Lease Agreement between Joint Development Authority of Winder-Barrow County and Chico’s Real Estate, LLC dated as of March 25, 2002 (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K, as filed with the Commission on April 24, 2002)

10.6*	Indemnification Agreement with Janice L. Fields (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on May 7, 2013)

10.7*	Indemnification Agreement with Bonnie R. Brooks (incorporated by reference to Exhibit 10.46 to the Company's Form 10-K, as filed with the Commission on March 7, 2017)

10.8*	Incentive Compensation Clawback Policy, effective April 6, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on May 25, 2017)

10.9*	Chico's FAS, Inc. Amended and Restated 2012 Omnibus Stock and Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company's Form 8-K as filed with the Commission on June 27, 2017)

10.10*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Non-Employee Directors (for awards on or after June 22, 2017) (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on August 31, 2017)

10.11*	Indemnification Agreement with Deborah L. Kerr, dated November 15, 2017 (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, as filed with the Commission on November 22, 2017)

10.12*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 1, 2018) (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on February 16, 2018)

10.13*
Form of Amended and Restated 2012 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 1, 2018) (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K, as filed with the Commission on March 13, 2018)

10.14
Credit Agreement among the Company, certain of its subsidiaries, Wells Fargo Bank, National Association and the Lenders parties thereto dated as of August 2, 2018 (incorporated by reference to Exhibit 10.49 to the Company's Form 8-K, as filed with the Commission on August 3, 2018)

10.15*	Indemnification agreement with Kim Roy, dated February 18, 2019 (incorporated by reference to Exhibit 10.44 to the Company's Form 10-K, as filed with the Commission on March 19, 2019)

10.16*
Restricted Stock Award Agreement between Chico’s FAS, Inc. and Bonnie R. Brooks under the Amended and Restated 2012 Omnibus Stock and Incentive Plan, dated August 20, 2019 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K/A, as filed with the Commission on August 20, 2019)

10.17*
Employment letter agreement between the Company and Molly Langenstein, dated as of July 15, 2019 (incorporated by reference to Exhibit 10.57 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.18*
Restrictive covenant agreement between the Company and Molly Langenstein, dated as of August 1, 2019 (incorporated by reference to Exhibit 10.58 to the Company's Form 10-Q, as filed with the Commission on August 28, 2019)

10.19*
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

10.21*
First Amendment to Chico’s FAS, Inc. Deferred Compensation Plan (as amended and restated on January 1, 2019) effective January 1, 2020 (incorporated by reference to Exhibit 10.52 to the Company's Form 10-K, as filed with the Commission on March 16, 2020)

10.22*
First Amendment to Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description (as amended and restated effective January 1, 2020), effective March 31, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on June 11, 2020)

10.23*
Second Amendment to Chico’s FAS, Inc. Deferred Compensation Plan (as amended and restated on January 1, 2019), effective April 4, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on June 11, 2020)

10.24*
Employment letter agreement between the Company and Molly Langenstein, dated as of April 27, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on April 30, 2020)

10.25*	Chico's FAS, Inc. 2020 Omnibus Stock and Incentive Plan, effective June 25, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on June 29, 2020)

10.26*	Chico's FAS, Inc. Cash Bonus Incentive Plan, as amended and restated June 24, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on June 29, 2020)

10.27*
Performance Award Agreement for Performance Share Units between Chico’s FAS, Inc. and Molly Langenstein under the 2020 Omnibus Stock and Incentive Plan, dated July 1, 2020 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.28*
Restricted Stock Award Agreement between Chico’s FAS, Inc. and Molly Langenstein under the 2020 Omnibus Stock and Incentive Plan, dated July 1, 2020 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.29*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after June 24, 2020) (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, as filed with the Commission on August 27, 2020)

10.30*
Amendment No. 1 to Credit Agreement, dated as of October 30, 2020, by and among Chico's FAS, Inc., certain of its subsidiaries and Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on November 2, 2020)

10.31*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Executive Chair (for awards on or after March 3, 2021) (incorporated by reference to Exhibit 10.55 to the Company's Form 10-K, as filed with the Commission on March 9, 2021)

10.32*
Form of 2020 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 3, 2021) (incorporated by reference to Exhibit 10.56 to the Company's Form 10-K, as filed with the Commission on March 9, 2021)

10.33*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 3, 2021) (incorporated by reference to Exhibit 10.57 to the Company's Form 10-K, as filed with the Commission on March 9, 2021)

10.34*
Employment letter agreement between the Company and Joseph R. Topper, Jr., dated as of March 9, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on June 9, 2021)

10.35*
Restrictive covenant agreement between the Company and Joseph R. Topper, Jr., dated as of March 10, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q, as filed with the Commission on June 9, 2021)

10.36*	Indemnification Agreement with Kevin Mansell, dated as of April 26, 2021 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, as filed with the Commission on June 9, 2021)

10.37*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Employee Directors (for awards on or after June 24, 2021) (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q, as filed with the Commission on September 1, 2021)

10.38*
Second Amendment to Chico’s FAS, Inc. Officer Severance Plan and Summary Plan Description effective September 14, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on September 20, 2021)

10.39*
Employment letter agreement between the Company and Patrick Guido, dated as of September 15, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, as filed with the Commission on September 17, 2021)

10.40*
Restrictive covenant agreement between the Company and Patrick Guido, dated as of September 15, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, as filed with the Commission on September 17, 2021)

10.41*
Indemnification agreement between the Company and Patrick Guido, dated as of September 20, 2021 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, as filed with the Commission on December 1, 2021)

10.42*
Employment letter agreement between the Company and Wendy Hufford, dated as of August 20, 2021 (incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q, as filed with the Commission on December 1, 2021)

10.43*
Restrictive covenant agreement between the Company and Wendy Hufford, dated as of September 13, 2021 (incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q, as filed with the Commission on December 1, 2021)

10.44
Amendment No. 2 to Credit Agreement, dated as of February 2, 2022, by and among Chico’s FAS, Inc., certain of its subsidiaries and Wells Fargo Bank, National Association and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the Commission on February 4, 2022)

10.45*	Chico’s FAS, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 99.1 to the Company’s Form S-8, as filed with the Commission on June 29, 2021)

10.46*	Indemnification Agreement with Molly Langenstein, dated as of June 25, 2020 (incorporated by reference to Exhibit 10.52 to the Company’s Form 10-K, as filed with the Commission on March 15, 2022)

10.47*
Employment letter agreement between the Company and David M. Oliver, dated as of February 24, 2012 (incorporated by reference to Exhibit 10.53 to the Company’s Form 10-K, as filed with the Commission on March 15, 2022)

10.48*
Employment letter agreement between the Company and Kristin Gwinner, dated as of November 5, 2012 (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K, as filed with the Commission on March 15, 2022)

10.49*
Third Amendment to Chico’s FAS, Inc. Deferred Compensation Plan (as amended and restated on January 1, 2019), effective December 31, 2021 (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K, as filed with the Commission on March 15, 2022)

10.50*	Indemnification Agreement with Eli Kumekpor, dated as of March 23, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, as filed with the Commission on June 8, 2022)

10.51*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 1, 2022) (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, as filed with the Commission on June 8, 2022)

10.52*
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Executive Chair (for awards on or after March 1, 2022) (incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q, as filed with the Commission on June 8, 2022)

10.53*
Form of 2020 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 1, 2022) (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q, as filed with the Commission on June 8, 2022)

10.54*	Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 1, 2023)

10.55*	Form of 2020 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 1, 2023)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Form 10-K, as filed with the Commission on March 9, 2021)

23	Consent of Ernst & Young LLP

31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Executive Officer

31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002- Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended January 28, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Income (Loss), (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 28, 2023, formatted in Inline XBRL (included within Exhibit 101).

* Denotes management contract

ITEM 16.	FORM 10-K SUMMARY

    Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CHICO’S FAS, INC.

By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director
Date: March 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Molly Langenstein	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2023
Molly Langenstein

/s/ Patrick J. Guido	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2023
Patrick J. Guido

/s/ David M. Oliver	Senior Vice President, Finance – Controller and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2023
David M. Oliver

/s/ Kevin Mansell	Chair of the Board, Director	March 14, 2023
Kevin Mansell

/s/ Bonnie R. Brooks	Director	March 14, 2023
Bonnie R. Brooks

/s/ Janice L. Fields	Director	March 14, 2023
Janice L. Fields

/s/ Deborah L. Kerr	Director	March 14, 2023
Deborah L. Kerr

/s/ Eli Kumekpor	Director	March 14, 2023
Eli Kumekpor

/s/ John J. Mahoney	Director	March 14, 2023
John J. Mahoney

/s/ Kim Roy	Director	March 14, 2023
Kim Roy

/s/ David F. Walker	Director	March 14, 2023
David F. Walker