Form 10-Q
period 2023-04-29
CHICO'S FAS, INC.
filed 2023-06-07
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At May 29, 2023, the registrant had 123,455,762 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO'S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN WEEKS ENDED APRIL 29, 2023

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022

	Amount	% of Sales	Amount	% of Sales
Net Sales	$534,743	100.0%	$540,915	100.0%
Cost of goods sold	309,734	57.9	324,350	60.0
Gross Margin	225,009	42.1	216,565	40.0
Selling, general and administrative expenses	171,673	32.1	171,158	31.6
Income from Operations	53,336	10.0	45,407	8.4
Interest expense, net	(630)	(0.1)	(975)	(0.2)
Income before Income Taxes	52,706	9.9	44,432	8.2
Income tax provision	12,800	2.4	9,500	1.7
Net Income	$39,906	7.5%	$34,932	6.5%
Per Share Data:
Net income per common share - basic	$0.33		$0.29
Net income per common and common equivalent share – diluted	$0.32		$0.28
Weighted average common shares outstanding – basic	119,702		118,993
Weighted average common and common equivalent shares outstanding – diluted	123,375		123,311
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Net income	$39,906	$34,932
Other comprehensive income:
Unrealized gains on marketable securities, net of taxes	37	—
Comprehensive income	$39,943	$34,932
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	April 29, 2023	January 28, 2023	April 30, 2022
ASSETS	(Unaudited)	(Audited)	(Unaudited)

Current Assets:
Cash and cash equivalents	$107,734	$153,377	$104,131
Marketable securities, at fair value	23,314	24,677	—
Inventories	293,776	276,840	325,565
Prepaid expenses and other current assets	42,766	48,604	53,024
Income tax receivable	9,202	11,865	12,737
Total Current Assets	476,792	515,363	495,457
Property and Equipment, net	191,153	192,165	184,240
Right of Use Assets	457,695	435,321	439,896
Other Assets:
Goodwill	16,360	16,360	16,360
Other intangible assets, net	5,000	5,000	5,000
Other assets, net	27,078	23,632	19,648
Total Other Assets	48,438	44,992	41,008
	$1,174,078	$1,187,841	$1,160,601
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$136,903	$156,262	$161,058
Current lease liabilities	156,494	153,202	150,476
Other current and deferred liabilities	135,562	141,698	139,148
Total Current Liabilities	428,959	451,162	450,682
Noncurrent Liabilities:
Long-term debt	24,000	49,000	99,000
Long-term lease liabilities	365,422	349,409	355,851
Other noncurrent and deferred liabilities	2,866	2,637	2,290
Total Noncurrent Liabilities	392,288	401,046	457,141
Commitments and Contingencies (see Note 11)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 167,971 and 166,320 and 166,458 shares issued respectively; and 123,424 and 125,023 and 125,161 shares outstanding, respectively	1,234	1,250	1,251
Additional paid-in capital	510,958	513,914	504,977
Treasury stock, at cost, 44,547 and 41,297 and 41,297 shares, respectively	(514,168)	(494,395)	(494,395)
Retained earnings	354,928	315,022	240,945
Accumulated other comprehensive loss	(121)	(158)	—
Total Shareholders’ Equity	352,831	335,633	252,778
	$1,174,078	$1,187,841	$1,160,601

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, January 28, 2023	125,023	$1,250	$513,914	41,297	$(494,395)	$315,022	$(158)	$335,633
Net income	—	—	—	—	—	39,906	—	39,906
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	37	37
Issuance of common stock	2,651	27	93	—	—	—	—	120
Repurchase of common stock and tax withholdings related to share-based awards	(4,250)	(43)	(6,168)	3,250	(19,773)	—	—	(25,984)
Share-based compensation	—	—	3,119	—	—	—	—	3,119
BALANCE, April 29, 2023	123,424	$1,234	$510,958	44,547	$(514,168)	$354,928	$(121)	$352,831

BALANCE, January 29, 2022	122,526	$1,225	$508,654	41,297	$(494,395)	$206,020	$—	$221,504
Net income	—	—	—	—	—	34,932	—	34,932
Issuance of common stock	4,197	42	101	—	—	—	—	143
Dividends on common stock	—	—	—	—	—	(7)	—	(7)
Repurchase of common stock and tax withholdings related to share-based awards	(1,562)	(16)	(7,641)	—	—	—	—	(7,657)
Share-based compensation	—	—	3,863	—	—	—	—	3,863
BALANCE, April 30, 2022	125,161	$1,251	$504,977	41,297	$(494,395)	$240,945	$—	$252,778

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Cash Flows from Operating Activities:
Net income	$39,906	$34,932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,940	11,590
Non-cash lease expense	46,058	44,131
Loss on disposal and impairment of property and equipment, net	30	1,968
Deferred tax benefit	132	(430)
Share-based compensation expense	3,119	3,863
Changes in assets and liabilities:
Inventories	(16,936)	(2,176)
Prepaid expenses and other assets	2,183	(6,449)
Income tax receivable	2,663	961
Accounts payable	(19,359)	(19,483)
Accrued and other liabilities	(6,865)	(1,182)
Lease liability	(49,230)	(67,908)
Net cash provided by (used in) operating activities	11,641	(183)
Cash Flows from Investing Activities:
Purchases of marketable securities	(271)	—
Proceeds from sale of marketable securities	1,640	—
Purchases of property and equipment	(7,789)	(2,571)
Net cash used in investing activities	(6,420)	(2,571)
Cash Flows from Financing Activities:
Payments on borrowings	(25,000)	—
Payments of debt issuance costs	—	(706)
Proceeds from issuance of common stock	120	143
Repurchase of treasury stock under repurchase program	(19,805)	—
Payments of tax withholdings related to share-based awards	(6,179)	(7,657)
Net cash used in financing activities	(50,864)	(8,220)
Net decrease in cash and cash equivalents	(45,643)	(10,974)
Cash and Cash Equivalents, Beginning of period	153,377	115,105
Cash and Cash Equivalents, End of period	$107,734	$104,131

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,042	$1,480
Cash (paid) received for income taxes, net	$(92)	$6
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc., a Florida corporation, and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year ended January 28, 2023 balance sheet data was derived from audited consolidated financial statements. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 (“2022 Annual Report on Form 10-K”).
As used in this report, all references to “we,” “us,” “our”, “the Company” and “Chico’s FAS,” refer to Chico’s FAS, Inc. and all of its wholly owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen weeks ended April 29, 2023 are not necessarily indicative of the results that may be expected for the entire year.
Adoption of New Accounting Pronouncements
Disclosure of Supplier Finance Program Obligations
In September 2022, the FASB issued ASU 2022-04, “Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations,” to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a roll-forward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for the fiscal years, and the interim periods within those years, beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company did not engage in supplier finance programs during the first quarter of fiscal 2023 and, therefore, we have no incremental disclosures as required by ASU 2022-04.
There were no new accounting pronouncements adopted by the Company during the thirteen weeks ended April 29, 2023.
2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company currently has no material recent accounting pronouncements yet to be adopted.

3. REVENUE RECOGNITION
Disaggregated Revenue
The table below disaggregates our operating segment revenue by brand, which we believe provides a meaningful depiction of the nature of our revenue. Amounts shown include licensing and wholesale revenue, which is not a significant component of total revenue, and is aggregated within the respective brands.

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022
Chico’s	$273,650	51.2%	$264,466	48.9%
WHBM	153,470	28.7	169,029	31.2
Soma	107,623	20.1	107,420	19.9
Total Net Sales	$534,743	100.0%	$540,915	100.0%
Contract Liability
    Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer rewards programs. As of April 29, 2023, January 28, 2023, and April 30, 2022, contract liabilities primarily consisted of gift cards of $35.3 million, $42.6 million and $36.7 million, respectively.
For the thirteen weeks ended April 29, 2023, the Company recognized $11.2 million of revenue that was previously included in the gift card contract liability as of January 28, 2023. For the thirteen weeks ended April 30, 2022, the Company recognized $11.5 million of revenue that was previously included in the gift card contract liability as of January 29, 2022.

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Beginning gift card liability	$42,649	$43,536
Issuances	8,224	9,060
Redemptions	(14,171)	(14,584)
Gift card breakage	(1,411)	(1,282)
Ending gift card liability	$35,291	$36,730

The Company maintains customer rewards programs in which customers earn points toward rewards for qualifying purchases and other marketing activities. Upon reaching specified point values, customers are issued a reward, which they may redeem on merchandise purchases at the Company’s stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company defers a portion of the merchandise sales based on the estimated standalone selling price of the points earned. This deferred revenue is recognized as the rewards are redeemed or expire. While historically this point based program was specific to Soma, during the second quarter of fiscal year 2022, Chico’s FAS extended its point based rewards program to Chico’s and WHBM. As of April 29, 2023, January 28, 2023, and April 30, 2022, the rewards deferred revenue balance was $8.5 million, $7.4 million and $0.8 million, respectively.

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Beginning balance rewards deferred revenue	$7,441	$626
Reduction in revenue, net	1,068	131
Ending balance rewards deferred revenue	$8,509	$757

Performance Obligation
For the thirteen weeks ended April 29, 2023, and April 30, 2022, revenue recognized from performance obligations related to prior periods were not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.

4. LEASES
The Company leases retail stores, a limited amount of office space and certain equipment under operating leases expiring in various years through the fiscal year ending 2033. All of our leases have been classified as operating leases and are recognized and measured as such.

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
Operating lease expense was as follows:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Operating lease cost (1)	$56,489	$53,415
(1) Includes approximately $13.3 million and $9.5 million in variable lease costs for the thirteen weeks ended April 29, 2023, and April 30, 2022, respectively.
Supplemental balance sheet information related to operating leases was as follows:

	April 29, 2023	January 28, 2023	April 30, 2022
Right of use assets	$457,695	$435,321	$439,896

Current lease liabilities	$156,494	$153,202	$150,476
Long-term lease liabilities	365,422	349,409	355,851
Total operating lease liabilities	$521,916	$502,611	$506,327

Weighted Average Remaining Lease Term (years)	4.2	4.2	3.9

Weighted Average Discount Rate (1)	5.6%	5.3%	4.4%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$49,230	$67,908
Right of use assets obtained in exchange for lease obligations, non-cash	61,640	14,786

Maturities of operating lease liabilities as of April 29, 2023 were as follows:

Fiscal Year Ending:
February 3, 2024	$143,347
February 1, 2025	155,425
January 31, 2026	111,378
January 30, 2027	76,659
January 29, 2028	48,643
Thereafter	59,334
Total future minimum lease payments	$594,786
Less imputed interest	(72,870)
Total	$521,916

5. SHARE-BASED COMPENSATION
For the thirteen weeks ended April 29, 2023, and April 30, 2022, share-based compensation expense was $3.1 million and $3.9 million, respectively. As of April 29, 2023, approximately 4.4 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan.
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
Restricted stock award activity for the thirteen weeks ended April 29, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	4,611,801	$4.02
Granted	1,814,065	5.96
Vested	(1,833,378)	3.64
Forfeited	(108,549)	4.51
Unvested, end of period	4,483,939	4.94
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
Restricted stock unit activity for the thirteen weeks ended April 29, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	406,218	$2.46
Granted	—	—
Vested	(165,823)	2.77
Unvested, end of period	240,395	2.25

Performance-based Restricted Stock Units
During the thirteen weeks ended April 29, 2023, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of Company-specific performance goals during the three fiscal years 2023 through 2025. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant and will be settled in shares of our common stock.
PSU activity for the thirteen weeks ended April 29, 2023 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,696,449	$3.48
Granted	1,086,413	5.96
Vested	(645,312)	3.17
Forfeited	(30,743)	5.49
Unvested, end of period	3,106,807	4.39

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
For the first quarter of fiscal year 2023 (the “first quarter”), the effective tax rate was 24.3% compared to 21.4% for the first quarter of fiscal year 2022 (“last year’s first quarter”). The first quarter effective tax rate of 24.3% primarily reflects favorable share-based compensation benefit. Last year’s first quarter effective tax rate of 21.4% primarily reflects favorable share-based compensation benefit and the reduction in the liability for future reversing deferred tax liabilities.
As of April 29, 2023, our unaudited condensed consolidated balance sheet reflected a $7.9 million income tax receivable related to the recovery of federal income taxes paid in prior years and other tax law changes as a result of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”).

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

The following table sets forth the computation of net income per basic and diluted share shown on the face of the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
Numerator:
Net income	$39,906	$34,932
Net income allocated to participating securities	(58)	(178)
Net income available to common shareholders	$39,848	$34,754
Denominator:
Weighted average common shares outstanding – basic	119,702	118,993
Dilutive effect of non-participating securities	3,673	4,318
Weighted average common and common equivalent shares outstanding – diluted	123,375	123,311
Net income per common share:
Basic	$0.33	$0.29
Diluted	$0.32	$0.28
For the thirteen weeks ended April 29, 2023 and April 30, 2022, 1.6 million and 0.1 million potential shares of common stock, respectively, were excluded from the diluted income per common share calculation relating to non-participating securities, due to the antidilutive effect of including these shares.

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
Marketable securities are classified as available-for-sale and as of April 29, 2023, consisted of U.S. government agencies, corporate bonds and commercial paper, with $39.0 million of securities with maturity dates within one year or less and $3.0 million with maturity dates over one year.
We consider all marketable securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classify these securities within current assets on the unaudited condensed consolidated balance sheets, as applicable, as they were available to support current operational liquidity needs. Marketable securities are carried at fair value, with the unrealized holding gains and losses, net of income taxes, reflected in accumulated other comprehensive gain (loss) until realized, and any credit risk-related losses recognized in net income during the period incurred. For the purposes of computing realized and unrealized gains and losses, cost is determined on a specific identification basis.
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

Assets Measured on a Recurring Basis
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, as applicable, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts and assets held in our non-qualified deferred compensation plan, as applicable. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs such as interest rates and yield curves) based on information provided by independent third-party pricing entities, except for U.S. government securities, which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our unaudited condensed consolidated balance sheets.
Assets Measured on a Nonrecurring Basis
From time to time, we measure certain assets at fair value on a nonrecurring basis when carrying value exceeds fair value. This includes the evaluation of long-lived assets, goodwill and other intangible assets for impairment using Company-specific assumptions that would fall within Level 3 of the fair value hierarchy. Assets that are measured at fair value on a nonrecurring basis are remeasured when carrying value exceeds fair value. Carrying value after impairment approximates fair value.
We assess the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses market participant rents and a market participant discount rate to calculate the fair value of right of use (“ROU”) assets. The Company uses discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets within the asset group, which are primarily leasehold improvements. The asset group is defined as the lowest level for which identifiable cash flows are available and is largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level.
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
As of April 29, 2023, January 28, 2023, and April 30, 2022, our revolving loan and letter of credit facility approximates fair value, as this instrument has a variable interest rate that approximates current market rates (Level 2 criteria).
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
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities, which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of April 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$18,630	$18,630	$—	$—
Marketable securities:
U.S. government agencies	5,524	—	5,524	—
Corporate bonds	12,849	—	12,849	—
Commercial paper	4,941	—	4,941	—
Deferred compensation plan	210	210	—	—
Total recurring fair value measurements	$42,154	$18,840	$23,314	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of January 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$41,642	$41,642	$—	$—
Marketable securities:
U.S. government agencies	5,506	—	5,506	—
Corporate bonds	12,802	—	12,802	—
Commercial paper	6,369	—	6,369	—
Deferred compensation plan	209	209	—	—
Total recurring fair value measurements	$66,528	$41,851	$24,677	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of April 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$25,403	$25,403	$—	$—
Marketable securities:
Corporate bonds	—	—	—	—
Deferred compensation plan	5,728	5,728	—	—
Total recurring fair value measurements	$31,131	$31,131	$—	$—

9. DEBT
On February 2, 2022, the Company and certain material domestic subsidiaries entered into Amendment No. 2 (the “Amendment”) to its credit agreement (as amended, the “Credit Agreement”) originally entered into on August 2, 2018 and amended October 30, 2020, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association (“Wells Fargo Bank”), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and are secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Credit Agreement provides for a five-year asset-based senior secured revolving loan (“ABL”) and letter of credit facility of up to $285.0 million, maturing February 2, 2027. The interest rate applicable to Term Secured Overnight Financing Rate (“SOFR”) Loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million first-in last-out (“FILO”) loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points.
The Credit Agreement contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of the aggregate amount of commitments under the Credit Agreement and the borrowing base, determined after giving effect to any such transaction or payment, on a pro forma basis. In addition, the Company must pay a commitment fee per annum on the unused portion of the commitments under the Credit Agreement.
As of April 29, 2023, $24.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation, which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of April 29, 2023, the available additional borrowing capacity under the Credit Agreement was approximately $263.0 million, inclusive of the current loan cap of $30.0 million.
As of April 29, 2023, deferred financing costs of $3.1 million were outstanding related to the Credit Agreement and are presented in other current assets in the accompanying unaudited condensed consolidated balance sheet.

10. SHARE REPURCHASES
During the thirteen weeks ended April 29, 2023, under our $300.0 million share repurchase program announced in November 2015, we repurchased 3.25 million shares at a total cost of approximately $19.8 million, at an average price of $6.09 per share. As of April 29, 2023, the Company had $35.4 million remaining for future repurchases under the program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

11. COMMITMENTS AND CONTINGENCIES
We are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of our business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, as of April 29, 2023, the ultimate aggregate amounts of monetary liability or financial impact with respect to such matters are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that, upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“this Form 10-Q”) and in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 (“2022 Annual Report on Form 10-K”).
Executive Overview
Chico’s FAS is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands - Chico’s®, White House Black Market® (“WHBM”) and Soma® - each thriving in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. We sometimes refer to our Chico’s and WHBM brands collectively as our “Apparel Group.” Our distinct lifestyle brands serve the needs of fashion-savvy women with household incomes in the moderate-to-high income level. We earn revenue and generate cash through the sale of merchandise in our domestic retail stores, our various Company-operated e-commerce websites, social commerce, our call center (which takes orders for all our brands) and through unaffiliated franchise partners.
We utilize an integrated, omnichannel approach to managing our business. We want our customers to experience our brands holistically and to view the various commerce channels we operate as a single, integrated experience rather than as separate sales channels operating independently. This approach allows our customers to browse, purchase, return or exchange our merchandise through whatever sales channel, and at whatever time, is most convenient. As a result, we track total sales and comparable sales on a combined basis.
Our growth strategy is supported by the “power of three” unique brands and the “power of three” commerce channels. Our physical stores serve as community centers for entertainment, self-discovery, where our stylists and bra experts showcase our products and share their knowledge and enthusiasm for our brands. Our digital stores serve as a first impression of our brands and an efficient platform to teach and inspire our customers about our merchandise. Our social stylists — who are a combination of store associates, social media platform hosts and hyperlocal social stylists who arrange events within their communities — are an additional connection between our physical stores and digital.
Business Highlights
The Company’s first quarter highlights include:
•Strong first quarter results: The Company posted $0.32 net income per diluted share for the first quarter, an improvement of 14.3% compared to the first quarter of last year, primarily driven by gross margin expansion of 210 basis points.
•Compelling two-year stacked comparable sales: For the first quarter, total Chico’s FAS comparable sales decreased 0.6% versus last year’s first quarter. On a two-year stacked basis, comparable sales increased 40.0%, notably exceeding our strategic plan. Chico’s comparable sales grew 4.9%, versus the first quarter last year. On a sequential basis, Soma’s® comparable sales improved 250 basis points and were down 2.5% versus last year’s first quarter. White House Black Market® (“WHBM”) comparable sales decreased 8.0% versus last year’s strong first quarter increase of 64.8%. All three brands reported higher average unit retail driven by full-price selling.
•Robust operating income growth: First quarter income from operations was $53.3 million, or 10.0% of net sales, compared to $45.4 million, or 8.4% of net sales, in last year’s first quarter, driven primarily by gross margin expansion.
•Strong balance sheet: The Company ended the first quarter with $131.0 million in cash and marketable securities, after repaying $25.0 million of long-term debt and repurchasing 3.25 million shares during the quarter for $19.8 million.
Financial Results
Income per diluted share for the thirteen weeks ended April 29, 2023 was $0.32 compared to income per diluted share of $0.28 for thirteen weeks ended April 30, 2022.
Select Financial Results
The following table depicts select financial results for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(in millions, except per share amounts)
Net sales	$535	$541
Income from operations	53	45
Net income	40	35
Net income per common and common equivalent share - diluted	0.32	0.28
Current Trends
Our financial results, we believe, demonstrate that we are successfully executing on our strategic pillars of customer led, product obsessed, digital first and operationally excellent.
We offer our customers the ability to shop through three powerful platforms – digital, stores and our social stylists. Our customers have proven to be resilient, and our multi-channel customers are especially valuable to us, spending three times more than single-channel customers. We continually work to assure we are meeting our customers’ demands with the right balance and styles of inventory and accommodating their evolving shopping preferences. We are constantly innovating and introducing new fashion, trends and fabrications to our assortments. Over the last several years, we have made meaningful investments to transform our Company into a digital-first enterprise, fast-tracking numerous innovation and technology investments across all three brands to improve service, engagement and decision making. And, we are disciplined in the way we manage our inventories, costs, real estate and cash.
Our cash position, total liquidity and operating cash flow remain strong, providing us with flexibility to manage the business, make investments to further propel our growth and return excess cash to shareholders, as deemed appropriate. We expect our financial position to further strengthen in fiscal 2023. In addition to funding strategic investments, we believe our cash flow will allow us to navigate any economic developments that may arise over the coming quarters.
Looking ahead, we remain cautiously optimistic on customer demand and our ability to react in this dynamic environment, further supported by a strong balance sheet. We are managing lean inventories; making prudent investments in digital, technology and stores; and progressing on our key strategic initiatives that we expect will deliver both top- and bottom-line growth over the long term.
Fiscal 2023 Second Quarter and Full-Year Outlook
For fiscal 2023 second quarter, the Company currently expects:
•Consolidated net sales of $545 million to $565 million;
•Gross margin rate as a percent of net sales of 39.0% to 39.5%;
•SG&A as a percent of net sales of 30.5% to 31.0%;
•Effective income tax rate of 28.0% to 29.0%; and
•Earnings per diluted share of $0.25 to $0.30.
For fiscal 2023, a 53-week year, the Company currently expects:
•Consolidated net sales of $2,175 million to $2,205 million;
•Gross margin rate as a percent of net sales of 38.4% to 38.8%;
•SG&A as a percent of net sales of 32.6% to 33.0%;
•Effective income tax rate of 26.0%;
•Earnings per diluted share of $0.70 to $0.82; and
•Capital and cloud-based expenditures of $80 million to $90 million.

Key Performance Indicators
In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts and make strategic decisions. These key measures include liquidity, comparable sales, gross margin as a percent of sales, diluted income per share and return on net assets (“RONA”). Our focus remains to effectively manage our liquidity position, including aligning our operating cost structure with expected sales. We will continue to evaluate our other key performance and financial measures, which are described below.
Liquidity
Liquidity is measured through cash flow, which is the measure of cash provided by, or used in, operating, investing and financing activities. We believe we are able to effectively manage our liquidity position.
Comparable Sales
Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled or relocated within the same general market and also includes online and catalog sales. The comparable sales calculation excludes the negative impact of stores closed for four or more days.
Gross Margin as a Percentage of Net Sales
Gross margin as a percentage of net sales is computed as gross margin divided by net sales. We believe gross margin as a percentage of net sales is a primary metric to measure the performance of our business, as gross margin is used to determine the value of incremental sales, and to guide pricing and promotion decisions.
Diluted Income per Share
Income per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted income per share reflects the dilutive effect of potential common shares from non-participating securities, such as stock options, performance stock units and restricted stock units. While basic income per share serves as an indicator of the Company’s profitability, we believe diluted income per share is a key performance measure because it gauges the Company’s quality of income per share, assuming all potential common shares from non-participating securities are exercised.
Return on Net Assets (“RONA”)
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
Our Business Strategy
Our business strategy is focused on building a collection of distinct high-performing retail brands primarily serving the fashion needs of women with moderate-to-high household income levels.
The primary function of the Company is the production and procurement of beautiful merchandise that delivers the brand promise and brand positioning of each of our brands and that resonates with customers. To that end, we are continually strengthening our merchandise and design capabilities, and enhancing our sourcing and supply chain to deliver product in a timely manner to our customers, while also focusing on improving the quality and aesthetic of our merchandise. Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if research indicates that the opportunity complements our current brands and is appropriate and in the best interest of our shareholders.
We pursue improving the performance of our brands by building our omnichannel capabilities, growing our online presence, managing our store base, executing marketing plans, leveraging expenses effectively, considering additional sales channels and markets, and optimizing the merchandise offerings of each of our brands. We continue to invest heavily in our omnichannel capabilities so our customers can fully experience our brands in the manner they choose.
We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our primary operations, allowing us to fulfill orders for all channels from our distribution center (“DC”) in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced

“Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, our shared inventory system enables customers to make purchases online that ship either from DC or store. Our mobile apps launched in 2022, following our previously introduced customized, branded digital styling software tools, StyleConnect® and MY CLOSET,SM and Buy On-Line, Pick-up In-Store, all of which we believe are driving customer engagement, loyalty and cross-channel shopping.
We seek to acquire new customers and retain existing customers by leveraging existing customer-specific data and through targeted marketing, including digital marketing, social media, television, catalogs and mailers. We seek to optimize the potential of our brands with innovative product offerings, potential new merchandise opportunities and brand extensions that enhance the current offerings, as well as through continued emphasis on our trademark “Most Amazing Personal Service” standard. We also will continue to consider potential alternative sales channels for our brands, including international franchise, wholesale, licensing and other opportunities.
We are focused on driving profitable growth through four strategic pillars: customer led, product obsessed, digital first, and operationally excellent.
•By being customer-led, we are focused on building community engagement, creating exceptional customer experiences and increasing customer lifetime value.
•We are product-obsessed, delivering best-in-class merchandise to our Chico’s, WHBM and Soma customers, offering a continual pipeline of innovation and beautiful solutions that inspire confidence and joy. With each brand, we are focused on elevating average unit retail and driving full-priced sales growth.
•Being digital-first means we want to strengthen our core platform and data-driven insights and decision-making. We are leveraging technology to engage and deliver to our customers across channels and brands.
•To be operationally excellent, we are continually focusing on diligently managing our inventory, cost of sales, supply chain, expenses, and real estate, while generating healthy cash flow and delivering a strong bottom line.

Results of Operations
Thirteen Weeks Ended April 29, 2023 Compared to the Thirteen Weeks Ended April 30, 2022
Net Income and Income per Diluted Share
For the first quarter, the Company reported net income of $40 million, or $0.32 per diluted share, compared to net income of $35 million, or $0.28 per diluted share, in last year’s first quarter.
Net Sales
The following table depicts net sales by Chico’s, WHBM and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
	April 29, 2023		April 30, 2022

	(dollars in millions)

Chico’s	$274	51.2%	$264	48.9%
WHBM	153	28.7	169	31.2
Soma	108	20.1	107	19.9
Total Net Sales	$535	100.0%	$541	100.0%
For the first quarter, net sales were $534.7 million compared to $540.9 million in last year’s first quarter. This decrease of 1.1% primarily reflects a comparable sales decrease of 0.6%, as well as the impact of net store closures since last year’s first quarter. The 0.6% comparable sales decline was driven by a decrease in transaction count, mostly offset by an increase in average dollar sale.
The following table depicts comparable sales percentages by Chico’s, WHBM and Soma for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	Compared to Fiscal 2022	Compared to Fiscal 2021
Chico’s	4.9%	52.0%
WHBM	(8.0)	64.8
Soma	(2.5)	(1.4)
Total Company	(0.6)	40.6
Cost of Goods Sold/Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022

	(dollars in millions)
Cost of goods sold	$310	$324
Gross margin	225	217
Gross margin percentage	42.1%	40.0%
For the first quarter, gross margin was $225.0 million, or 42.1% of net sales, compared to $216.6 million, or 40.0% of net sales, in last year’s first quarter. The 210-basis-point increase in gross margin primarily reflects higher average unit retail, lower inbound freight cost, and corporate expense savings, partially offset by higher raw material and occupancy costs.

Selling, General and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and National Store Support Center expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended April 29, 2023 and April 30, 2022:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022

	(dollars in millions)
Selling, general and administrative expenses	$172	$171
Percentage of total net sales	32.1%	31.6%
For the first quarter, SG&A was $171.7 million, or 32.1% of net sales, compared to $171.2 million, or 31.6% of net sales, for last year’s first quarter. The 50-basis-points deleverage primarily reflects increased marketing and store operating expenses to support our long-term growth strategies, partially offset by disciplined expense management.
Income Taxes
For the first quarter, the effective tax rate was 24.3% compared to 21.4% for last year’s first quarter. The first quarter effective tax rate of 24.3% primarily reflects favorable share-based compensation benefit. Last year’s first quarter effective tax rate of 21.4% primarily reflects favorable share-based compensation benefit and the reduction in the liability for future reversing deferred tax liabilities.

Cash, Marketable Securities and Capital Allocation
At the end of the first quarter, cash and marketable securities totaled $131.0 million compared to $104.1 million at the end of last year’s first quarter.
Long-term debt at the end of the first quarter totaled $24.0 million compared to $99.0 million at the end of last year’s first quarter, reflecting a principal payment of $25.0 million in the first quarter of fiscal year 2023, in addition to the $50.0 million paid in fiscal year 2022.
During the first quarter of fiscal 2023, under its $300.0 million share repurchase program announced in November 2015, the Company repurchased 3.25 million shares for $19.8 million, at an average price of $6.09 per share. As of April 29, 2023, the Company had $35.4 million remaining for future repurchases under the program.
Inventories
At the end of the first quarter, inventories totaled $293.8 million compared to $325.6 million at the end of last year’s first quarter. The decrease of $31.8 million, or 9.8%, was primarily due to normalized supply chain conditions that resulted in significantly lower in-transit inventories.
Income Tax Receivable
At the end of the first quarter, our unaudited condensed consolidated balance sheet reflected a $7.9 million income tax receivable related to the recovery of federal income taxes paid in prior years and other tax law changes as a result of the CARES Act.

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
The following table summarizes cash flows for the year-to-date period April 29, 2023 compared to last year’s year-to-date period April 30, 2022:

	Thirteen Weeks Ended
	April 29, 2023	April 30, 2022
	(dollars in millions) (1)
Net cash provided by (used in) operating activities	$12	$(0.2)
Net cash used in investing activities	(6)	(3)
Net cash used in financing activities	(51)	(8)
Net decrease in cash and cash equivalents	$(46)	$(11)
(1) May not foot due to rounding.
Operating Activities
Net cash provided by operating activities during the first quarter of fiscal 2023 was $12 million compared to $0.2 million net cash used in last year’s first quarter. The change in net cash provided by operating activities primarily reflects the timing of lease payments and changes in inventory.
Investing Activities
Net cash used in investing activities during the first quarter of fiscal 2023 was $6 million compared to $3 million in last year’s first quarter, reflecting a net $1 million decrease in marketable securities and a $5 million increase in capital spend.
Financing Activities
Net cash used in financing activities during the first quarter of fiscal 2023 was $51 million compared to $8 million used in last year’s first quarter. The change in net cash used in financing activities primarily reflects a $25 million increase in payment on borrowings and approximately $20 million in share repurchases, partially offset by $1 million less in payments of tax withholding related to the vesting of share-based awards.
Credit Facility
On February 2, 2022, the Company and certain material domestic subsidiaries entered into Amendment No. 2 (the “Amendment”) to its credit agreement (as amended, the “Credit Agreement”) originally entered into on August 2, 2018 and amended October 30, 2020, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association (”Wells Fargo Bank”), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and are secured by a first-priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures and certain intellectual property. The Credit Agreement provides for a five-year asset-based senior secured revolving loan (“ABL”) and letter of credit facility of up to $285.0 million, maturing February 2, 2027. The interest rate applicable to Term Secured Overnight Financing Rate (“SOFR”) Loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million first-in last-out (“FILO”) loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points.
The Credit Agreement contains customary representations, warranties and affirmative covenants, as well as customary negative covenants, that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of (i) the aggregate amount of commitments under the Credit Agreement and (ii) the borrowing base, determined after giving effect to any such transaction or payment, on a pro forma basis. In addition, the Company must pay a commitment fee per annum on the unused portion of the commitments under the Credit Agreement.
As of April 29, 2023, $24 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation, which includes eligible credit card receivables, real estate and inventory, less outstanding borrowings, letters of credit and certain designated reserves. As of April 29, 2023, the available additional borrowing capacity under the Credit Agreement was approximately $263 million, inclusive of the current loan cap of $30 million.

Store and Franchise Activity
Stores continue to be an important part of our omnichannel strategy, and digital sales are typically higher in markets where we have a retail presence. We will continue to actively manage our real estate portfolio, reflecting our digital-first strategy and higher overall store and Company profitability standards. We will continue to adjust our store base as appropriate to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense.
We closed net seven underperforming locations during the thirteen weeks ended April 29, 2023 ending the first quarter with 1,262 boutiques. The Company anticipates closing an additional 20 stores in fiscal 2023, which primarily includes underperforming, mall-based Chico’s and WHBM boutiques. Closing locations has been highly accretive to our profitability, and due to our strengthened financial position, we have been able to negotiate longer-term new and renewed leases with more favorable terms in more desirable locations.
This year, the Company expects to upgrade approximately 60 Chico’s boutiques and may open up to 15 Soma boutiques if the right high-return opportunities develop. The Company has identified three stores so far and is actively looking for additional locations.
As of April 29, 2023, the Company’s franchise operations consisted of 58 international retail locations in Mexico and two domestic airport locations.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors and believes the assumptions and estimates, as set forth in our 2022 Annual Report on Form 10-K, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting estimates as disclosed in our 2022 Annual Report on Form 10-K.

Forward-Looking Statements
This Form 10-Q may contain statements concerning our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, words or phrases such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “target,” “may,” “will,” “plans,” “path,” “outlook,” “project,” “should,” “strategy,” “potential,” “confident,” “assumptions” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on information currently available to our management and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, they are not guarantees of performance. There is no assurance that our expectations will occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those factors described in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and, from time to time, in Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q and the following:
•the ability of our suppliers, logistics providers, vendors, and landlords to meet their obligations to us in light of financial stress, labor shortages, liquidity challenges, bankruptcy filings by other industry participants and supply chain and other disruptions;
•our ability to sufficiently staff our retail stores;
•changes in general economic conditions, including, but not limited to, consumer confidence and spending patterns;
•the impacts of rising inflation, gasoline prices and interest rates on consumer spending;
•the availability of, and interest rates on, consumer credit;

•the impact of consumer debt levels and consumers’ ability to meet credit obligations;
•market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, adverse developments affecting the financial services industry, political and social crises, war and other military conflicts (such as the war in Ukraine) or other major events, or the prospect of these events (including their impact on consumer spending, inflation and the global supply chain);
•shifts in consumer behavior, and our ability to adapt, identify, and respond to new and changing fashion trends and customer preferences, and to coordinate product development with buying and planning;
•changes in the general or specialty retail or apparel industries, including significant decreases in market demand and the overall level of spending for women’s private branded clothing and related accessories;
•our ability to secure and maintain customer acceptance of in-store and online concepts and styles;
•our ability to maintain strong relationships with our vendors, manufacturers, licensors and retail customers;
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
•our ability to appropriately manage our store fleet and our ability to achieve the expected results of any store openings or store closings;
•our ability to appropriately manage inventory and allocation processes and leverage targeted promotions;
•our ability to maintain cost-saving discipline;
•our ability to generate sufficient cash flow;
•our ability to operate our retail websites in a profitable manner;
•our ability to successfully identify and implement additional sales and distribution channels;
•our ability to successfully execute and achieve the expected results of our business, brand strategies, brand awareness programs and merchandising and marketing programs including, but not limited to, the Company’s three-year strategic growth plan, sales initiatives, multi-channel strategies and four strategic pillars, which are (1) customer led, (2) product obsessed, (3) digital first and (4) operationally excellent;
•our ability to utilize our Fort Myers campus, distribution center and other support facilities in an efficient and effective manner;
•our reliance on sourcing from foreign suppliers;
•significant adverse economic, labor, political, or other shifts (including adverse changes in tariffs, taxes or other import regulations, particularly with respect to China or Vietnam, or legislation prohibiting certain imports from China or Vietnam);
•U.S. and foreign governmental actions and policies, and changes thereto;
•the continuing performance, implementation, and integration of our management information systems;
•our ability to successfully update and maintain our information systems;
•the impact of any system failure, cybersecurity or other data security breaches, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee or company information that we or our third-party vendors may experience;
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
•our ability to protect our reputation and our brand images;
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
These factors should be considered in evaluating forward-looking statements contained herein. All forward-looking statements that are made, or are attributable to us, are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk of our financial instruments as of April 29, 2023 has not materially changed since January 28, 2023. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our Credit Agreement with Wells Fargo Bank, which is further discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Item 1, Note 9 to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. The interest rate applicable to Term SOFR Loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million FILO loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points. As of April 29, 2023, $24 million in borrowings was outstanding under the Credit Agreement and is reflected as long-term debt in the accompanying unaudited condensed consolidated balance sheet. An increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $1.0 million over the remaining term of the loan.
Our investment portfolio is maintained in accordance with our investment policy which identifies allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities which includes U.S. government agencies, corporate bonds and commercial paper. The marketable securities portfolio as of April 29, 2023 consisted of $39.0 million of securities with maturity dates within one year or less and $3.0 million with maturity dates over one year. We consider all securities available-for-sale including those with maturity dates beyond 12 months, and therefore classified these securities, as applicable, as short-term investments within current assets on the consolidated balance sheets, as they are available to support current operational liquidity needs.

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
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in providing reasonable assurance in timely alerting each of them to material information relating to us (including our consolidated subsidiaries) and that information required to be disclosed in our reports is recorded, processed, summarized and reported as required to be included in our periodic SEC filings.
Changes in Internal Controls
There was no change in our internal controls over financial reporting or in other factors during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Information regarding legal proceedings is incorporated by reference from Note 11 to our unaudited condensed consolidated financial statements included in this Form 10-Q under the heading “Commitments and Contingencies.”

ITEM 1A.	RISK FACTORS
In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K should be considered as they could materially affect our business, financial condition or future results. There have been no material changes with respect to the risks described in our 2022 Annual Report on Form 10-K, except for those risks updated in our quarterly report on Form 10-Q for the quarter ended April 29, 2023, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may adversely affect our business, financial condition or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (amounts in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
January 29, 2023 - February 25, 2023	—	$—	—	$55,192
February 26, 2023 - April 1, 2023	4,250,308	6.10	3,250,000	35,386
April 2, 2023 - April 29, 2023	—	—	—	35,386
Total	4,250,308	6.10	3,250,000

(a) Total number of shares purchased includes of 1,000,308 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In November 2015, we announced a $300 million share repurchase plan. There was approximately $35.4 million remaining under the program as of the end of the first quarter. The repurchase program has no specific termination date and will expire when we have repurchased all securities authorized for repurchase thereunder, unless terminated earlier by our Board of Directors. The Company has no continuing obligation to repurchase shares under this authorization, and the timing, actual number and value of any additional shares to be purchased will depend on the performance of our stock price, market conditions and other considerations.

ITEM 6.	EXHIBITS
(a)The following documents are filed as exhibits to this Form 10-Q:

Exhibit 10.1
Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employees (for awards on or after March 1, 2023) (incorporated by reference to Exhibit 10.54 to the Company’s Form 10-K, as filed with the SEC on March 14, 2023)

Exhibit 10.2
Form of 2020 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employees (for awards on or after March 1, 2023) (incorporated by reference to Exhibit 10.55 to the Company’s Form 10-K, as filed with the SEC on March 14, 2023)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended April 29, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Shareholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended April 29, 2023, formatted in Inline XBRL (included within Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	June 7, 2023	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	June 7, 2023	By:	/s/ Patrick J. Guido
Patrick J. Guido
Executive Vice President - Chief Financial Officer

Date:	June 7, 2023	By:	/s/ David M. Oliver
David M. Oliver
Senior Vice President - Finance, Controller and Chief Accounting Officer