Form 10-Q
period 2023-07-29
CHICO'S FAS, INC.
filed 2023-08-30
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At August 21, 2023, the registrant had 123,437,672 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 29, 2023

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks Ended July 29, 2023 (Unaudited) and July 30, 2022 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-Six Weeks Ended July 29, 2023 (Unaudited) and July 30, 2022 (Unaudited)	5

	Condensed Consolidated Balance Sheets – July 29, 2023 (Unaudited), January 28, 2023 (Audited), and July 30, 2022 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Twenty-Six Weeks Ended July 29, 2023 (Unaudited) and July 30, 2022 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Thirteen and Twenty-Six Weeks Ended July 29, 2023 (Unaudited) and July 30, 2022 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II – Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 5.	Other Information	37

Item 6.	Exhibits	38

Signatures		39

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$545,126	100.0%	$558,720	100.0%	$1,079,869	100.0%	$1,099,635	100.0%
Cost of goods sold	328,226	60.2	327,206	58.6	637,960	59.1	651,556	59.3
Gross Margin	216,900	39.8	231,514	41.4	441,909	40.9	448,079	40.7
Selling, general, and administrative expenses	170,356	31.3	173,297	31.0	342,029	31.7	344,455	31.3
Income from Operations	46,544	8.5	58,217	10.4	99,880	9.2	103,624	9.4
Interest expense, net	(420)	(0.1)	(1,056)	(0.2)	(1,050)	(0.1)	(2,031)	(0.2)
Income before Income Taxes	46,124	8.4	57,161	10.2	98,830	9.1	101,593	9.2
Income tax (benefit) provision	(13,200)	(2.5)	15,200	2.7	(400)	(0.1)	24,700	2.2
Net Income	$59,324	10.9%	$41,961	7.5%	$99,230	9.2%	$76,893	7.0%
Per Share Data:
Net income per common share – basic	$0.50		$0.35		$0.83		$0.64
Net income per common and common equivalent share – diluted	$0.49		$0.34		$0.81		$0.62
Weighted average common shares outstanding – basic	119,113		120,003		119,408		119,498
Weighted average common and common equivalent shares outstanding – diluted	121,956		123,897		122,697		123,580
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net income	$59,324	$41,961	$99,230	$76,893
Other comprehensive income:
Unrealized gains on marketable securities, net of taxes	—	5	37	5
Comprehensive income	$59,324	$41,966	$99,267	$76,898
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	July 29, 2023	January 28, 2023	July 30, 2022
ASSETS	(Unaudited)	(Audited)	(Unaudited)

Current Assets:
Cash and cash equivalents	$129,015	$153,377	$157,233
Marketable securities, at fair value	21,717	24,677	15,301
Inventories	300,151	276,840	338,761
Prepaid expenses and other current assets	53,693	48,604	47,553
Income tax receivable	9,725	11,865	12,654
Total Current Assets	514,301	515,363	571,502
Property and Equipment, net	193,815	192,165	181,093
Right of Use Assets	464,050	435,321	438,959
Other Assets:
Goodwill	16,360	16,360	16,360
Other intangible assets, net	5,000	5,000	5,000
Other assets, net	42,420	23,632	19,599
Total Other Assets	63,780	44,992	40,959
	$1,235,946	$1,187,841	$1,232,513
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$152,828	$156,262	$173,891
Current lease liabilities	152,927	153,202	165,345
Other current and deferred liabilities	118,146	141,698	143,181
Total Current Liabilities	423,901	451,162	482,417
Noncurrent Liabilities:
Long-term debt	24,000	49,000	99,000
Long-term lease liabilities	370,976	349,409	350,797
Other noncurrent and deferred liabilities	1,812	2,637	2,422
Total Noncurrent Liabilities	396,788	401,046	452,219
Commitments and Contingencies (see Note 11)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 168,071 and 166,320 and 166,481 shares issued respectively; and 123,524 and 125,023 and 125,184 shares outstanding, respectively	1,235	1,250	1,252
Additional paid-in capital	514,059	513,914	508,105
Treasury stock, at cost, 44,547 and 41,297 and 41,297 shares, respectively	(514,168)	(494,395)	(494,395)
Retained earnings	414,252	315,022	282,910
Accumulated other comprehensive (loss) gain	(121)	(158)	5
Total Shareholders’ Equity	415,257	335,633	297,877
	$1,235,946	$1,187,841	$1,232,513

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, April 29, 2023	123,424	$1,234	$510,958	44,547	$(514,168)	$354,928	$(121)	$352,831
Net income	—	—	—	—	—	59,324	—	59,324
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	—	—
Issuance of common stock	135	1	97	—	—	—	—	98
Repurchase of common stock and tax withholdings related to share-based awards	(35)	—	(183)	—	—	—	—	(183)
Share-based compensation	—	—	3,187	—	—	—	—	3,187
BALANCE, July 29, 2023	123,524	$1,235	$514,059	44,547	$(514,168)	$414,252	$(121)	$415,257

BALANCE, April 30, 2022	125,161	$1,251	$504,977	41,297	$(494,395)	$240,945	$—	$252,778
Net income	—	—	—	—	—	41,961	—	41,961
Unrealized gains (losses) on marketable securities, net of taxes	—	—	—	—	—	—	5	5
Issuance of common stock	59	1	12	—	—	—	—	13
Dividends on common stock	—	—	—	—	—	4	—	4
Repurchase of common stock and tax withholdings related to share-based awards	(36)	—	(177)	—	—	—	—	(177)
Share-based compensation	—	—	3,293	—	—	—	—	3,293
BALANCE, July 30, 2022	125,184	$1,252	$508,105	41,297	$(494,395)	$282,910	$5	$297,877

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share amounts)

	Twenty-Six Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, January 28, 2023	125,023	$1,250	$513,914	41,297	$(494,395)	$315,022	$(158)	$335,633
Net income	—	—	—	—	—	99,230	—	99,230
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	37	37
Issuance of common stock	2,786	28	190	—	—	—	—	218
Dividends on common stock	—	—	—	—	—	—	—	—
Repurchase of common stock and tax withholdings related to share-based awards	(4,285)	(43)	(6,351)	3,250	(19,773)	—	—	(26,167)
Share-based compensation	—	—	6,306	—	—	—	—	6,306
BALANCE, July 29, 2023	123,524	$1,235	$514,059	44,547	$(514,168)	$414,252	$(121)	$415,257

BALANCE, January 29, 2022	122,526	$1,225	$508,654	41,297	$(494,395)	$206,020	$—	$221,504
Net income	—	—	—	—	—	76,893	—	76,893
Unrealized gains ( losses) on marketable securities, net of taxes	—	—	—	—	—	—	5	5
Issuance of common stock	4,255	43	113	—	—	—	—	156
Dividends on common stock	—	—	—	—	—	(3)	—	(3)
Repurchase of common stock and tax withholdings related to share-based awards	(1,597)	(16)	(7,819)	—	—	—	—	(7,835)
Share-based compensation	—	—	7,157	—	—	—	—	7,157
BALANCE, July 30, 2022	125,184	$1,252	$508,105	41,297	$(494,395)	$282,910	$5	$297,877

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Cash Flows from Operating Activities:
Net income	$99,230	$76,893
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory write-offs	—	434
Depreciation and amortization	19,124	22,886
Non-cash lease expense	90,641	90,293
Loss on disposal and impairment of property and equipment, net	55	2,126
Deferred tax benefit	(15,427)	(432)
Share-based compensation expense	6,306	7,157
Changes in assets and liabilities:
Inventories	(23,311)	(15,806)
Prepaid expenses and other assets	(9,835)	(1,136)
Income tax receivable	2,140	1,044
Accounts payable	(3,351)	(6,635)
Accrued and other liabilities	(24,667)	2,683
Lease liability	(98,276)	(103,508)
Net cash provided by operating activities	42,629	75,999
Cash Flows from Investing Activities:
Purchases of marketable securities	(4,308)	(16,324)
Proceeds from sale of marketable securities	7,274	1,029
Purchases of property and equipment	(19,008)	(10,191)
Net cash used in investing activities	(16,042)	(25,486)
Cash Flows from Financing Activities:
Payments on borrowings	(25,000)	—
Payments of debt issuance costs	—	(706)
Proceeds from issuance of common stock	218	156
Repurchase of treasury stock under repurchase program	(19,805)	—
Payments of tax withholdings related to share-based awards	(6,362)	(7,835)
Net cash used in financing activities	(50,949)	(8,385)
Net (decrease) increase in cash and cash equivalents	(24,362)	42,128
Cash and Cash Equivalents, Beginning of period	153,377	115,105
Cash and Cash Equivalents, End of period	$129,015	$157,233

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$1,720	$2,415
Cash paid for income taxes, net	$13,117	$16,559
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc., a Florida corporation, and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations, and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year ended January 28, 2023 balance sheet data was derived from audited consolidated financial statements. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 (“2022 Annual Report on Form 10-K”).
As used in this report, all references to “we,” “us,” “our,” “the Company,” and “Chico’s FAS,” refer to Chico’s FAS, Inc. and all of its wholly owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and twenty-six weeks ended July 29, 2023 are not necessarily indicative of the results that may be expected for the entire year.
Adoption of New Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) 2022-04, entitled “Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations,” to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a roll-forward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for the fiscal years, and the interim periods within those years, beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company does not currently engage in supplier finance programs and, therefore, we have no incremental disclosures as required by ASU 2022-04.
There were no new accounting pronouncements adopted by the Company during the thirteen and twenty-six weeks ended July 29, 2023.
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

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
Chico’s	$274,217	50.3%	$281,777	50.4%	$547,867	50.7%	$546,243	49.7%
WHBM	150,048	27.5	158,581	28.4	303,518	28.1	327,610	29.8
Soma	120,861	22.2	118,362	21.2	228,484	21.2	225,782	20.5
Total Net Sales	$545,126	100.0%	$558,720	100.0%	$1,079,869	100.0%	$1,099,635	100.0%

Contract Liability
    Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer rewards programs. As of July 29, 2023, January 28, 2023, and July 30, 2022, contract liabilities primarily consisted of gift cards of $30.9 million, $42.6 million and $33.7 million, respectively.
For the thirteen and twenty-six weeks ended July 29, 2023, the Company recognized $7.9 million and $19.1 million, respectively, of revenue that was previously included in the gift card contract liability as of January 28, 2023. For the thirteen and twenty-six weeks ended July 30, 2022, the Company recognized $8.5 million and $20.0 million, respectively, of revenue that was previously included in the gift card contract liability as of January 29, 2022.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Beginning gift card liability	$35,291	$36,730	$42,649	$43,536
Issuances	10,759	11,281	18,983	20,341
Redemptions	(12,547)	(13,289)	(26,717)	(27,873)
Gift card breakage	(2,598)	(1,015)	(4,010)	(2,297)
Ending gift card liability	$30,905	$33,707	$30,905	$33,707

The Company maintains customer rewards programs in which customers earn points toward rewards for qualifying purchases and other marketing activities. Upon reaching specified point values, customers are issued a reward, which they may redeem on merchandise purchases at the Company’s stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company defers a portion of the merchandise sales based on the estimated standalone selling price of the points earned. This deferred revenue is recognized as the rewards are redeemed or expire. While historically this points-based program was specific to Soma®, during the second quarter of fiscal year 2022, Chico’s FAS extended its points based rewards program to Chico’s® and White House Black Market® (“WHBM”). As of July 29, 2023, January 28, 2023, and July 30, 2022, the rewards deferred revenue balance was $9.2 million, $7.4 million, and $3.2 million, respectively.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Beginning balance rewards deferred revenue	$8,509	$757	$7,441	$626
Net reduction in revenue / (revenue recognized)	724	2,479	1,792	2,610
Ending balance rewards deferred revenue	$9,233	$3,236	$9,233	$3,236

Performance Obligation
For the thirteen and twenty-six weeks ended July 29, 2023 and July 30, 2022, revenue recognized from performance obligations related to prior periods was not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.

4. LEASES
The Company leases retail stores, a limited amount of office space, and certain equipment under operating leases expiring in various years through the fiscal year ending 2033. All of our leases have been classified as operating leases and are recognized and measured as such.
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

Operating lease expense was as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Operating lease cost (1)	$54,468	$54,247	$111,785	$107,663
(1) For the thirteen and twenty-six weeks ended July 29, 2023, includes $13.6 million and $26.9 million, respectively, in variable lease costs. For the thirteen and twenty-six weeks ended July 30, 2022, includes $9.6 million and $19.1 million, respectively, in variable lease costs.
Supplemental balance sheet information related to operating leases was as follows:

	July 29, 2023	January 28, 2023	July 30, 2022
Right of use assets	$464,050	$435,321	$438,959

Current lease liabilities	$152,927	$153,202	$165,345
Long-term lease liabilities	370,976	349,409	350,797
Total operating lease liabilities	$523,903	$502,611	$516,142

Weighted Average Remaining Lease Term (years)	4.3	4.2	4.0

Weighted Average Discount Rate (1)	5.7%	5.3%	4.6%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease, weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$98,276	$103,508
Right of use assets obtained in exchange for lease obligations, non-cash	105,442	54,336

Maturities of operating lease liabilities as of July 29, 2023 were as follows:

Fiscal Year Ending:
February 3, 2024	$96,318
February 1, 2025	165,203
January 31, 2026	121,772
January 30, 2027	87,308
January 29, 2028	58,660
Thereafter	70,381
Total future minimum lease payments	$599,642
Less imputed interest	(75,739)
Total	$523,903

5. SHARE-BASED COMPENSATION
For the twenty-six weeks ended July 29, 2023 and July 30, 2022, share-based compensation expense was $6.3 million and $7.2 million, respectively. As of July 29, 2023, approximately 10.3 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan.
Restricted Stock Awards
    Restricted stock awards vest in equal annual installments over a three-year period from the date of grant, except for a (i) restricted stock award granted to our then Chief Executive Officer in fiscal 2019, which vests over a four-year period from the date of grant, and (ii) restricted stock awards granted in March 2021, which vest 50% one year from the date of grant, 30% two years from the date of grant, and 20% three years from the date of grant.
Restricted stock award activity for the twenty-six weeks ended July 29, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	4,611,801	$4.02
Granted	2,083,840	5.86
Vested	(2,128,223)	3.75
Forfeited	(375,296)	5.03
Unvested, end of period	4,192,122	4.98
Restricted Stock Units
    Restricted stock units vest 100% one year from the date of grant with certain rights to defer settlement in shares of our common stock, except for (i) restricted stock units granted in March 2021, which vest 50% one year from the date of grant, 30% two years from the date of grant, and 20% three years from the date of grant, and (ii) restricted stock units granted in March 2022, which vest in equal annual installments over a three-year period from the date of grant.
Restricted stock unit activity for the twenty-six weeks ended July 29, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	406,218	$2.46
Granted	27,462	5.28
Vested	(274,573)	2.17
Unvested, end of period	159,107	3.46

Performance-based Restricted Stock Units
During the twenty-six weeks ended July 29, 2023, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of Company-specific performance goals during the three fiscal years 2023 through 2025. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant and will be settled in shares of our common stock.
PSU activity for the twenty-six weeks ended July 29, 2023 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,696,449	$3.48
Granted	1,214,376	5.71
Vested	(753,078)	3.17
Forfeited	(193,703)	5.45
Unvested, end of period	2,964,044	4.34

6. INCOME TAXES
The provision for income taxes is based on a current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. Our effective income tax rate may fluctuate from quarter to quarter as a result of a variety of factors, including changes in our assessment of certain tax contingencies, valuation allowances, changes in tax law, outcomes of administrative audits, the impact of discrete items, and the mix of earnings across jurisdictions.
For the thirteen weeks ended July 29, 2023 and July 30, 2022, the Company’s effective tax rate was 28.6% benefit and 26.6% expense, respectively. The effective tax rate of 28.6% benefit for the thirteen weeks ended July 29, 2023 primarily reflects a $25.6 million non-cash discrete benefit due to a reversal of the majority of the valuation allowance on deferred tax assets. The 26.6% effective tax rate for the thirteen weeks ended July 30, 2022 primarily reflects the impact of losses in foreign jurisdictions on which a full valuation allowance is recorded.
For the twenty-six weeks ended July 29, 2023 and July 30, 2022, the Company’s effective tax rate was 0.4% benefit and 24.3% expense, respectively. The effective tax rate benefit of 0.4% for the twenty-six weeks ended July 29, 2023 primarily reflects a $25.6 million non-cash discrete benefit, due to a reversal of the majority of the valuation allowance on deferred tax assets and favorable share-based compensation benefit. The 24.3% effective tax rate for the twenty-six weeks ended July 30, 2022 primarily reflects a share-based compensation benefit and a reduction in future reversing deferred tax liabilities.
As of July 29, 2023, our unaudited condensed consolidated balance sheet reflected a $7.9 million income tax receivable related to the recovery of federal income taxes paid in prior years and other tax law changes as a result of the Coronavirus Aid, Relief, and Economic Security Act, or Cares Act.

7. INCOME PER SHARE
In accordance with relevant accounting guidance, unvested share-based payment awards that include non-forfeitable rights to dividends, whether paid or unpaid, are considered participating securities. As a result, such awards are required to be included in the calculation of income per common share pursuant to the “two-class” method. For the Company, participating securities are comprised entirely of unvested restricted stock awards granted prior to fiscal 2020.
Net income per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted net income per share reflects the dilutive effect of potential common shares from non-participating securities, such as restricted stock awards granted after fiscal 2019, stock options, PSUs, and restricted stock units.

The following table sets forth the computation of net income per basic and diluted share shown on the face of the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Numerator:
Net income	$59,324	$41,961	$99,230	$76,893
Net income allocated to participating securities	(87)	(166)	(145)	(348)
Net income available to common shareholders	$59,237	$41,795	$99,085	$76,545
Denominator:
Weighted average common shares outstanding – basic	119,113	120,003	119,408	119,498
Dilutive effect of non-participating securities	2,842	3,894	3,290	4,082
Weighted average common and common equivalent shares outstanding – diluted	121,956	123,897	122,697	123,580
Net income per common share:
Basic	$0.50	$0.35	$0.83	$0.64
Diluted	$0.49	$0.34	$0.81	$0.62
For the thirteen weeks ended July 29, 2023 and July 30, 2022, 2.3 million and 0.05 million potential shares of common stock, respectively, were excluded from the diluted income per common share calculation relating to non-participating securities, because the effect of including these potential shares was antidilutive.
For the twenty-six weeks ended July 29, 2023 and July 30, 2022, 1.9 million and 0.1 million potential shares of common stock, respectively, were excluded from the diluted income per common share calculation relating to non-participating securities, due to the antidilutive effect of including these shares.

8. FAIR VALUE MEASUREMENTS
Our financial instruments generally consist of cash, money market accounts, marketable securities, assets held in our non-qualified deferred compensation plan, accounts receivable and payable, and debt. Cash, accounts receivable, and accounts payable are carried at cost, less reserves for credit losses, as applicable, which approximates their fair value due to the short-term nature of the instruments.
Marketable securities are classified as available-for-sale, and as of July 29, 2023, consisted of U.S. government agencies, corporate bonds, and commercial paper, with $20.1 million of securities with maturity dates within one year or less, and $1.6 million with maturity dates over one year.
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
Assets Measured on a Recurring Basis
We measure certain financial assets at fair value on a recurring basis, including our marketable securities, as applicable, which are classified as available-for-sale securities, certain cash equivalents, specifically our money market accounts and assets held in our non-qualified deferred compensation plan, as applicable. The money market accounts are valued based on quoted market prices in active markets. Our marketable securities are generally valued based on other observable inputs for those securities (including market corroborated pricing or other models that utilize observable inputs, such as interest rates and yield curves) based on information provided by independent third-party pricing entities, except for U.S. government securities, which are valued based on quoted market prices in active markets. The investments in our non-qualified deferred compensation plan are valued using quoted market prices and are included in other assets on our unaudited condensed consolidated balance sheets.
Assets Measured on a Nonrecurring Basis
From time to time, we measure certain assets at fair value on a nonrecurring basis when carrying value exceeds fair value. This measurement includes the evaluation of long-lived assets, goodwill, and other intangible assets for impairment using Company-specific assumptions that would fall within Level 3 of the fair-value hierarchy. Assets that are measured at fair value on a nonrecurring basis are remeasured when carrying value exceeds fair value. Carrying value after impairment approximates fair value.
We assess the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company uses market participant rents and a market participant discount rate to calculate the fair value of right of use assets. The Company uses discounted future cash flows of the asset or asset group using a discount rate that approximates the cost of capital of a market participant to quantify fair value for other long-lived assets within the asset group, which are primarily leasehold improvements. The asset group is defined as the lowest level for which identifiable cash flows are available and is largely independent of the cash flows of other groups of assets, which for our retail stores, is primarily at the store level.
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
To assess the fair value of trademarks, we utilize a relief from royalty approach. Inputs used to calculate the fair value of the trademarks primarily include future sales projections, discounted at a rate that approximates the cost of capital of a market participant, and an estimated royalty rate.
As of July 29, 2023, January 28, 2023, and July 30, 2022, our revolving loan and letter of credit facility approximates fair value, as this instrument has a variable interest rate that approximates current market rates (Level 2 criteria).
Fair value calculations contain significant judgments and estimates, which may differ from actual results due to, among other things, economic conditions, changes to the business model, or changes in operating performance.
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
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities, which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of July 29, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$20,690	$20,690	$—	$—
Marketable securities:
U.S. government agencies	5,506	—	5,506	—
Corporate bonds	12,254	—	12,254	—
Commercial paper	3,957	—	3,957	—
Total recurring fair value measurements	$42,407	$20,690	$21,717	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of January 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$41,642	$41,642	$—	$—
Marketable securities:
U.S. government agencies	5,506	—	5,506	—
Corporate bonds	12,802	—	12,802	—
Commercial paper	6,369	—	6,369	—
Total recurring fair value measurements	$66,319	$41,642	$24,677	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of July 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$35,195	$35,195	$—	$—
Marketable securities:
U.S. government agencies	1,505	—	1,505	—
Corporate bonds	5,948	—	5,948	—
Commercial paper	7,848	—	7,848	—
Noncurrent Assets
Deferred compensation plan	4,803	4,803	—	—
Total recurring fair value measurements	$55,299	$39,998	$15,301	$—

9. DEBT
On February 2, 2022, the Company and certain material domestic subsidiaries entered into Amendment No. 2 (the “Amendment”) to its credit agreement (as amended, the “Credit Agreement”), originally entered into on August 2, 2018 and amended October 30, 2020, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association (“Wells Fargo Bank”), as Agent, letter of credit issuer, and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and are secured by a first priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures, and certain intellectual property. The Credit Agreement provides for a five-year Asset-Based Lending senior secured revolving loan (“ABL”) and letter of credit facility of up to $285.0 million, maturing February 2, 2027. The interest rate applicable to Term Secured Overnight Financing Rate (“SOFR”) loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million first-in last-out (“FILO”) loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points.
The Credit Agreement contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness, and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings, based upon the lesser of the aggregate amount of commitments under the Credit Agreement and the borrowing base, determined after giving effect to any such transaction or payment, on a pro forma basis. In addition, the Company must pay a commitment fee per annum on the unused portion of the commitments under the Credit Agreement.
As of July 29, 2023, $24.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation, which includes eligible credit card receivables, real estate, and inventory, less outstanding borrowings, letters of credit, and certain designated reserves. As of July 29, 2023, the available additional borrowing capacity under the Credit Agreement was approximately $265.1 million, inclusive of the current loan cap of $30.0 million.
As of July 29, 2023, deferred financing costs of $2.9 million were outstanding related to the Credit Agreement and are presented in other current assets in the accompanying unaudited condensed consolidated balance sheet.

10. SHARE REPURCHASES
During the twenty-six weeks ended July 29, 2023, under our $300.0 million share repurchase program announced in November 2015 (“Prior Share Repurchase Program”), we repurchased 3.25 million shares at a total cost of approximately $19.8 million, at an average price of $6.09 per share. In June 2023, the Company authorized a new share repurchase program (“New Share Repurchase Program”) of up to $100 million of the Company’s common stock and cancelled the remaining $35.4 million available under the Prior Share Repurchase Program. As of July 29, 2023, the Company had $100.0 million remaining for future repurchases under the New Share Repurchase Program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number, and purchase price of any shares purchased under the New Share Repurchase Program will depend on a variety of factors, including, but not limited to, the market price of the Company’s common stock, general business and market conditions, other investment opportunities, and applicable legal and regulatory requirements.

11. COMMITMENTS AND CONTINGENCIES
We are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of our business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, as of July 29, 2023, the ultimate aggregate amounts of monetary liability or financial impact with respect to such matters are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that, upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q (“this Form 10-Q”) and in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 (“2022 Annual Report on Form 10-K”).
Executive Overview
Chico’s FAS, Inc. (“Company,” “we,” “us,” or “our”) is a Florida-based fashion company founded in 1983 on Sanibel Island, Florida. The Company reinvented the fashion retail experience by creating fashion communities anchored by service, which put the customer at the center of everything we do. As one of the leading fashion retailers in North America, Chico’s FAS is a company of three unique brands – Chico’s®, White House Black Market® (“WHBM”), and Soma® – each operating in their own white space, founded by women, led by women, providing solutions that millions of women say give them confidence and joy. We sometimes refer to our Chico’s and WHBM brands collectively as our “Apparel Group.” Our distinct lifestyle brands serve the needs of fashion-savvy women with household incomes in the moderate-to-high income level. We earn revenue and generate cash through the sale of merchandise in our domestic retail stores, our various Company-operated e-commerce websites, social commerce, our call center (which takes orders for all our brands), and through unaffiliated franchise partners.
We utilize an integrated, omnichannel approach to managing our business. We want our customers to experience our brands holistically and to view the various commerce channels we operate as a single, integrated experience rather than as separate sales channels operating independently. This approach allows our customers to browse, purchase, return, or exchange our merchandise through whatever sales channel, and at whatever time, is most convenient. As a result, we track total sales and comparable sales on a combined basis.
Our growth strategy is supported by the “power of three” unique brands and the “power of three” commerce channels. Our physical stores serve as community centers for entertainment, self-discovery, where our stylists and bra experts showcase our products and share their knowledge and enthusiasm for our brands. Our digital stores serve as a first impression of our brands and an efficient platform to teach and inspire our customers about our merchandise. Our social stylists – who are a combination of store associates, social media platform hosts and hyperlocal social stylists who arrange events within their communities – are an additional connection between our physical stores and digital.
Business Highlights
The Company’s second quarter highlights include:
•Consistent profitability: For the second quarter, the Company reported net income per diluted share of $0.49, including the impact of a non-cash tax benefit of $25.6 million.
•Compelling two-year stacked comparable sales: For the second quarter, total Chico’s FAS comparable sales decreased 3.0% versus last year’s second quarter and increased 16.5% on a two-year stacked basis. Chico’s comparable sales decreased 2.5% versus the second quarter last year. WHBM comparable sales decreased 5.7% versus last year’s second quarter, marking a sequential improvement from the first quarter. Soma comparable sales were down 0.5% versus last year’s second quarter, marking a sequential comparable sales improvement over the last four consecutive quarters. For all three brands, full-priced sales remained healthy, and year-over-year total Company average dollar spend and units per transaction increased.
•Continued market share gains: Our brands continued to take market share. According to market research firm Circana, for the second quarter year over year, Chico’s and WHBM gained share with customers over 45 with household incomes over $100,000. During the same period, Soma outpaced the market and gained share with customers over 35 with household incomes over $100,000.
•Strong operating income: Second quarter income from operations was $46.5 million, or 8.5% of net sales, reflecting solid gross margin performance combined with continued, disciplined expense management and investment in the Company’s growth strategies.
•Solid balance sheet: The Company ended the second quarter with $150.7 million in cash and marketable securities and total liquidity of $385.8 million, with $24.0 million in long-term debt.

Financial Results
Income per diluted share for the second quarter was $0.49 compared to income per diluted share of $0.34 for last year's second quarter.
Income per diluted share for the twenty-six weeks ended July 29, 2023 was $0.81 compared to income per diluted share of $0.62 for twenty-six weeks ended July 30, 2022.

Select Financial Results
The following table depicts select financial results for the twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
	(in millions, except per share amounts)
Net sales	$545	$559	$1,080	$1,100
Income from operations	47	58	100	104
Net income (1)	59	42	99	77
Net income per common and common equivalent share – diluted(1)	$0.49	$0.34	$0.81	$0.62
(1) Includes a $25.6 million non-cash favorable impact of the tax valuation allowance reversal during the second quarter of 2023.

Current Trends
Our financial results, we believe, demonstrate that we are successfully executing on our four strategic pillars of customer led, product obsessed, digital first and operationally excellent.
We offer our customers the ability to shop through three powerful platforms – digital, stores, and our social stylists. Our customers have proven to be resilient, and our multi-channel customers are especially valuable to us, spending three times more than single-channel customers. We continually work to assure we are meeting our customers’ demands with the right balance and styles of inventory and accommodating their evolving shopping preferences. We are constantly innovating and introducing new fashion, trends, and fabrications to our assortments. Over the last several years, we have made meaningful investments to transform our Company into a digital-first enterprise, fast-tracking numerous innovation and technology investments across all three brands to improve service, engagement, and decision making. In addition, we are disciplined in the way we manage our inventories, costs, real estate, and cash.
Our cash position, total liquidity, and operating cash flow remain strong, providing us with flexibility to manage the business, make investments to further propel our growth, and return excess cash to shareholders, as deemed appropriate. We expect our financial position to further strengthen in the remainder fiscal 2023. In addition to funding strategic investments, we believe our cash flow will allow us to navigate any economic developments that may arise over the coming quarters.
Looking ahead, we are well-positioned to react in this dynamic environment, further supported by a strong balance sheet. We are managing lean inventories; making prudent investments in digital, technology, and stores; and progressing on our key strategic initiatives that we expect will deliver both top- and bottom-line growth over the long term.
Fiscal 2023 Third Quarter and Full-Year Outlook
For fiscal 2023 third quarter, the Company currently expects:
•Consolidated net sales of $505 million to $525 million;
•Gross margin rate as a percent of net sales of 38.5% to 39.0%;
•SG&A as a percent of net sales of 35.1% to 35.6%;
•Effective income tax rate of 29.0%; and
•Earnings per diluted share of $0.08 to $0.12.

For fiscal 2023, a 53-week year, the Company currently expects:
•Consolidated net sales of $2,145 million to $2,175 million;
•Gross margin rate as a percent of net sales of 38.5% to 38.8%;
•SG&A as a percent of net sales of 33.0% to 33.3%;
•Effective income tax rate of 26.0%;
•Earnings per diluted share of $0.87 to $0.95 (1); and
•Capital and cloud-based expenditures of $75 million to $85 million.
(1) Includes a non-cash tax benefit of $25.6 million, reported in the second quarter of 2023.

Key Performance Indicators
In assessing the performance of our business, we consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts, and make strategic decisions. These key measures include liquidity, comparable sales, gross margin as a percent of sales, diluted income per share, and return on net assets (“RONA”). Our focus remains to effectively manage our liquidity position, including aligning our operating cost structure with expected sales. We will continue to evaluate our other key performance and financial measures, which are described below.
Liquidity
Liquidity is measured through cash flow, which is the measure of cash provided by, or used in, operating, investing, and financing activities. We believe we are able to effectively manage our liquidity position.
Comparable Sales
Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer, relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled, or relocated within the same general market and also includes online and catalog sales. The comparable sales calculation excludes the negative impact of stores closed for four or more days.
Gross Margin as a Percentage of Net Sales
Gross margin as a percentage of net sales is computed as gross margin divided by net sales. We believe gross margin as a percentage of net sales is a primary metric to measure the performance of our business, as gross margin is used to determine the value of incremental sales, and to guide pricing and promotion decisions.
Diluted Income per Share
Income per share is determined using the two-class method when it is more dilutive than the treasury stock method. Basic income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Diluted income per share reflects the dilutive effect of potential common shares from non-participating securities, such as stock options, performance stock units, and restricted stock units. While basic income per share serves as an indicator of the Company’s profitability, we believe diluted income per share is a key performance measure because it gauges the Company’s quality of income per share, assuming all potential common shares from non-participating securities are exercised.
Return on Net Assets
RONA is defined as (i) net income divided by (ii) the “five-point average” (based on balances at the beginning of the first quarter plus the final balances for each quarter of the fiscal year) of net working capital less cash and marketable securities plus fixed assets. We believe RONA is a primary metric, as it helps to determine how well the Company is utilizing its assets. As such, a higher RONA could indicate that the Company is using its assets and working capital efficiently and effectively.
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
Over the long term, we may build our brand portfolio by organic development or acquisition of other specialty retail concepts if the opportunity complements our current brands, is appropriate, and is in the best interest of our shareholders.
We pursue improving the performance of our brands by building our omnichannel capabilities, growing our online presence, managing our store base, executing marketing plans, leveraging expenses effectively, considering additional sales channels and markets, and optimizing the merchandise offerings of each of our brands. We continue to invest heavily in our omnichannel capabilities so that our customers can fully experience our brands in the manner they choose.
We view our stores and Company-operated e-commerce websites as a single, integrated sales function rather than as separate, independently operated sales channels. As a result, we maintain a shared inventory platform for our primary operations, allowing us to fulfill orders for all channels from our distribution center (“DC”) in Winder, Georgia. Our domestic customers can return merchandise to a store or to our DC, regardless of the original purchase location. Using our enhanced “Locate” tool, we ship in-store orders from other locations directly to the customer, expediting delivery times while reducing our shipping costs. In addition, our shared inventory system enables customers to make purchases online that ship either from our DC or a store. Our mobile apps launched in 2022, following our previously introduced customized, branded, digital styling software tools, StyleConnect® and MY CLOSETSM, and Buy On-Line, Pick-up In-Store. We believe all of these digital tools are driving customer engagement, loyalty and cross-channel shopping.
We seek to acquire new customers and retain existing customers by leveraging existing customer-specific data and through targeted marketing, including digital marketing, social media, television, catalogs, and mailers. We seek to optimize the potential of our brands with innovative product offerings, potential new merchandise opportunities, and brand extensions that enhance the current offerings, as well as through continued emphasis on our “Most Amazing Personal Service” standard. We also will continue to consider potential alternative sales channels for our brands, including international franchise, wholesale, licensing, and other opportunities.
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
•Being digital-first means we want to strengthen our core platform, data-driven insights, and decision-making. We are leveraging technology to engage and deliver to our customers across channels and brands.
•To be operationally excellent, we are continually focusing on diligently managing our inventory, cost of sales, supply chain, expenses, and real estate, while generating healthy cash flow and delivering a strong bottom line.

Results of Operations
Thirteen Weeks Ended July 29, 2023 Compared to the Thirteen Weeks Ended July 30, 2022
Net Income and Income per Diluted Share
For the second quarter, the Company reported net income of $59.3 million, or $0.49 per diluted share, compared to net income of $42.0 million, or $0.34 per diluted share, in last year’s second quarter. This year’s net income and diluted earnings per share include the impact of a non-cash tax benefit of $25.6 million.
Net Sales
The following table depicts net sales by Chico’s, WHBM, and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended
	July 29, 2023		July 30, 2022

	(dollars in millions)

Chico’s	$274	50.3%	$282	50.4%
WHBM	150	27.5	159	28.4
Soma	121	22.2	118	21.2
Total Net Sales	$545	100.0%	$559	100.0%
For the second quarter, net sales were $545.1 million compared to $558.7 million in last year’s second quarter. This decrease of 2.4% primarily reflects a comparable sales decrease of 3.0% since last year’s second quarter. The 3.0% comparable sales decline was driven by a decrease in transaction count, partially offset by an increase in average dollar sale.
The following table depicts comparable sales percentages by Chico’s, WHBM, and Soma for the thirteen weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022
	Compared to Fiscal 2022	Compared to Fiscal 2021
Chico’s	(2.5)%	29.7%
WHBM	(5.7)	31.9
Soma	(0.5)	(9.2)
Total Company	(3.0)	19.5

Cost of Goods Sold / Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin as a percentage of total net sales for the thirteen weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022

	(dollars in millions)
Cost of goods sold	$328	$327
Gross margin	217	232
Gross margin percentage	39.8%	41.4%
For the second quarter, gross profit was $216.9 million, or 39.8% of net sales, compared to $231.5 million, or 41.4% of net sales, in last year’s second quarter. The 160-basis-point decrease in gross margin primarily reflects higher occupancy costs; lower average unit retail; and increased raw material costs partially offset by lower inbound freight; and the benefit of disciplined expense management.

Selling, General, and Administrative Expenses
The following table depicts selling, general, and administrative expenses (“SG&A”), which includes store and direct operating expenses, marketing expenses and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended July 29, 2023 and July 30, 2022:

	Thirteen Weeks Ended
	July 29, 2023	July 30, 2022

	(dollars in millions)
Selling, general, and administrative expenses	$170	$173
Percentage of total net sales	31.3%	31.0%
For the second quarter, SG&A was $170.4 million, or 31.3% of net sales, compared to $173.3 million, or 31.0% of net sales, for last year’s second quarter. The 30 basis points of deleverage primarily reflects increased store operating expenses and deleverage on lower net sales, partially offset by disciplined expense management.
Income Taxes
The Company’s second quarter effective tax rate was a 28.6% benefit compared to a 26.6% expense for last year’s second quarter. This year’s effective tax rate primarily reflects a $25.6 million non-cash discrete benefit due to a reversal of the majority of the valuation allowance on deferred tax assets. Last year’s second quarter effective tax rate primarily reflected the impact of losses in foreign jurisdictions on which a full valuation allowance is recorded.

Twenty-Six Weeks Ended July 29, 2023 Compared to the Twenty-Six Weeks Ended July 30, 2022
Net Income and Income per Diluted Share
    For the twenty-six weeks ended July 29, 2023, the Company reported net income of $99.2 million, or $0.81 per diluted share, compared to net income of $76.9 million, or $0.62 per diluted share, for the twenty-six weeks ended July 30, 2022. This year’s net income and diluted earnings per share include the impact of a non-cash tax benefit of $25.6 million.
Net Sales
The following table depicts net sales by Chico’s, WHBM, and Soma in dollars and as a percentage of total net sales for the twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Twenty-Six Weeks Ended
	July 29, 2023		July 30, 2022

	(dollars in millions)
Chico’s	$548	50.7%	$546	49.7%
WHBM	304	28.1	328	29.8
Soma	228	21.2	226	20.5
Total net sales	$1,080	100.0%	$1,100	100.0%
Net sales for the twenty-six weeks ended July 29, 2023 decreased to $1,079.9 million from $1,099.6 million for the twenty-six weeks ended July 30, 2022. This 1.8% decrease primarily reflects the comparable sales decrease of 1.8%. The 1.8% comparable sales decline was driven by a decrease in transaction count, partially offset by an increase in average dollar sale.

The following table depicts comparable sales percentages by Chico’s, WHBM, and Soma for the twenty-six weeks ended July 29, 2023:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
	Compared to Fiscal 2022	Compared to Fiscal 2021
Chico's	1.1%	39.6%
WHBM	(6.9)	47.0%
Soma	(1.5)	(5.7)%
Total Company	(1.8)	28.9%
Cost of Goods Sold / Gross Margin
The following table depicts cost of goods sold and gross margin in dollars and gross margin, as well as gross margin as a percentage of total net sales, for the twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022

	(dollars in millions)
Cost of goods sold	$638	$652
Gross margin	442	448
Gross margin percentage	40.9%	40.7%
Gross margin for the twenty-six weeks ended July 29, 2023 was $441.9 million, or 40.9% of net sales, compared to $448.1 million, or 40.7% of net sales, for the twenty-six weeks ended July 30, 2022. The 20-basis-point improvement in gross margin rate primarily reflects lower inbound freight costs, higher average unit retail, and disciplined expense management, partially offset by higher raw material and occupancy costs.
Selling, General, and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales, for the twenty-six weeks ended July 29, 2023 and July 30, 2022:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022

	(dollars in millions)
Selling, general, and administrative expenses	$342	$344
Percentage of total net sales	31.7%	31.3%
For the twenty-six weeks ended July 29, 2023, SG&A was $342 million, or 31.7% of net sales, compared to $344 million, or 31.3% of net sales, for the twenty-six weeks ended July 30, 2022. The increase in SG&A as a percent of total net sales primarily reflects increased store operating and marketing expenses to support the long-term growth strategies, partially offset by disciplined expense management.
    Income Taxes
The effective tax rate for the twenty-six weeks ended July 29, 2023 and July 30, 2022 was 0.4% benefit and 24.3% expense, respectively. The 0.4% benefit for the twenty-six weeks ended July 29, 2023 primarily reflects a $25.6 million non-cash discrete benefit, due to a reversal of the majority of the valuation allowance on deferred tax assets and favorable share-based compensation benefit. The effective tax rate of 24.3% for the twenty-six weeks ended July 30, 2022 reflects a favorable share-based compensation benefit and reduction in future reversing deferred tax liabilities.
Cash, Marketable Securities, and Capital Allocation
At the end of the second quarter, cash and marketable securities totaled $150.7 million compared to $172.5 million at the end of last year’s second quarter.

Long-term debt at the end of the second quarter totaled $24.0 million compared to $99.0 million at the end of last year’s second quarter, reflecting a principal payment of $25.0 million in the first quarter of fiscal year 2023, in addition to the $50.0 million repaid in fiscal year 2022.
During the second quarter of fiscal 2023, the Company announced that its Board of Directors (“Board”) authorized a new share repurchase program for up to $100 million of the Company’s common stock and canceled the remainder of its $300 million share repurchase program. As of July 29, 2023, the Company had $100.0 million remaining for future repurchases under the program.
Inventories
At the end of the second quarter, inventories totaled $300.2 million compared to $338.8 million at the end of last year’s second quarter. The decrease of $38.6 million, or 11.4%, was primarily due to normalized supply chain conditions that resulted in significantly lower in-transit inventories.
Income Tax Receivable
At the end of the second quarter, our unaudited condensed consolidated balance sheet reflected a $7.9 million income tax receivable related to the recovery of federal income taxes paid in prior years and other tax law changes as a result of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act.

Liquidity and Capital Resources
The Company’s material cash requirements include amounts outstanding under operating leases, open purchase orders for inventory, and other operating expenses in the normal course of business, contractual commitments for future capital expenditures, long-term debt obligations, and interest payments on long-term debt. Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omnichannel capabilities, including investments in our stores, information technology, and supply chain.
The Company anticipates satisfying its material cash requirements from its cash flows from operating activities, our cash on hand, capacity within our credit facility, and other liquidity options.
The following table summarizes cash flows for the year-to-date period ended July 29, 2023 compared to last year’s year-to-date period ended July 30, 2022:

	Twenty-Six Weeks Ended
	July 29, 2023	July 30, 2022
	(in millions) (1)
Net cash provided by operating activities	$43	$76
Net cash used in investing activities	(16)	(25)
Net cash used in financing activities	(51)	(8)
Net (decrease) increase in cash and cash equivalents	$(24)	$42
(1) Values may not foot due to rounding.
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2023 was $42.6 million compared to $76.0 million in last year’s the year-to-date period. The change in net cash provided by operating activities primarily reflects an increase in inventory spending, the timing of pre-paid expenses, higher payments for accrued personnel costs, and a reduction in income tax liabilities.

Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2023 was $16.0 million compared to $25.5 million in last year’s year-to-date period, reflecting a net $18.3 million decrease in investments made in marketable securities and an $8.8 million increase in capital spending in comparison to the prior year.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2023 was $50.9 million compared to $8.4 million used in last year’s year-to-date period. The change in net cash used in financing activities primarily reflects a $25.0 million increase in payment on borrowings and approximately $19.8 million in share repurchases, partially offset by $1.5 million less in payments of tax withholding related to the vesting of share-based awards.
Credit Facility
On February 2, 2022, the Company and certain material domestic subsidiaries entered into Amendment No. 2 (the “Amendment”) to its credit agreement (as amended, the “Credit Agreement”) originally entered into on August 2, 2018 and amended October 30, 2020, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association (“Wells Fargo Bank”), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and are secured by a first-priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures, and certain intellectual property. The Credit Agreement provides for a five-year Asset-Based Lending senior secured revolving loan (“ABL”) and letter of credit facility of up to $285.0 million, maturing February 2, 2027. The interest rate applicable to Term Secured Overnight Financing Rate (“SOFR”) loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million first-in last-out (“FILO”) loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points.
The Credit Agreement contains customary representations, warranties, and affirmative covenants, as well as customary negative covenants, that, among other things, restrict, subject to certain exceptions, the ability of the Company and certain of its domestic subsidiaries to: (i) incur liens, (ii) make investments, (iii) issue or incur additional indebtedness, (iv) undergo significant corporate changes, including mergers and acquisitions, (v) make dispositions, (vi) make restricted payments, (vii) prepay other indebtedness, and (viii) enter into certain other restrictive agreements. The Company may pay cash dividends and repurchase shares under its share buyback program, subject to certain thresholds of available borrowings based upon the lesser of (i) the aggregate amount of commitments under the Credit Agreement and (ii) the borrowing base, determined after giving effect to any such transaction or payment, on a pro forma basis. In addition, the Company must pay a commitment fee per annum on the unused portion of the commitments under the Credit Agreement.
As of July 29, 2023, $24.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation, which includes eligible credit card receivables, real estate, and inventory, less outstanding borrowings, letters of credit, and certain designated reserves. As of July 29, 2023, the available additional borrowing capacity under the Credit Agreement was approximately $265.1 million, inclusive of the current loan cap of $30.0 million.
Store and Franchise Activity
Stores continue to be an important part of our omnichannel strategy, and digital sales are typically higher in markets where we have a retail presence. We will continue to actively manage our real estate portfolio, reflecting our digital-first strategy and our higher overall store and Company profitability standards. We will continue to adjust our store base, as appropriate, to align with these standards, primarily as leases come due, lease kickouts are available, or buyouts make economic sense.
We closed net 11 underperforming locations during the twenty-six weeks ended July 29, 2023 ending the second quarter with 1,258 boutiques. This year, the Company has upgraded approximately 60 Chico’s boutiques. With respect to Soma, we have identified three stores to open this year and are actively looking for additional locations, should the right high-return opportunities develop.
As of July 29, 2023, the Company’s franchise operations consisted of 58 international retail locations in Mexico and two domestic airport locations.

Critical Accounting Estimates
The discussion and analysis of our financial condition and results of operations are based upon the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board and believes the assumptions and estimates, as set forth in our 2022 Annual Report on Form 10-K, are significant to reporting our results of operations and financial position. There have been no material changes to our critical accounting estimates as disclosed in our 2022 Annual Report on Form 10-K.

Forward-Looking Statements
This Form 10-Q may contain statements concerning our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, words or phrases such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “target,” “may,” “will,” “plans,” “path,” “outlook,” “project,” “should,” “strategy,” “potential,” “confident,” “assumptions,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on information currently available to our management and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, our expectations are not guarantees of performance. There is no assurance that our expectations will occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those factors described in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K and, from time to time, in Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q and the following:
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
•market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, adverse developments affecting the financial services industry, political and social crises, war and other military conflicts (such as the war in Ukraine) or other major events, or the prospect of these events (including their impact on consumer spending, inflation, and the global supply chain);
•shifts in consumer behavior, and our ability to adapt, identify, and respond to new and changing fashion trends and customer preferences, and to coordinate product development with buying and planning;
•changes in the general or specialty retail or apparel industries, including significant decreases in market demand and the overall level of spending for women’s private-branded clothing and related accessories;
•our ability to secure and maintain customer acceptance of in-store and online concepts and styles;
•our ability to maintain strong relationships with our vendors, manufacturers, licensors, and retail customers;
•increased competition in the markets in which we operate, including for, among other things, premium mall space;
•our ability to remain competitive with customer shipping terms and costs;
•decreases in customer traffic at malls, shopping centers, and our stores;

•fluctuations in foreign currency exchange rates and commodity prices;
•significant increases in the costs of manufacturing, raw materials, transportation, importing, distribution, labor, and advertising;
•decreases in the quality of merchandise received from suppliers and increases in delivery times for receiving such merchandise;
•our ability to appropriately manage our store fleet;
•our ability to achieve the expected results of any store openings or store closings;
•our ability to appropriately manage inventory and allocation processes and leverage targeted promotions;
•our ability to maintain cost-saving discipline;
•our ability to generate sufficient cash flow;
•our ability to operate our retail websites in a profitable manner;
•our ability to successfully identify and implement additional sales and distribution channels;
•changes in the timing of holidays or in the onset of seasonal weather affecting period-to-period sales comparisons;
•our ability to successfully execute and achieve the expected results of our business, brand strategies, brand awareness programs, and merchandising and marketing programs, including, but not limited to, the Company’s rewards programs and its three-year strategic growth plan, sales initiatives, multi-channel strategies, and four strategic pillars, which are (1) customer led, (2) product obsessed, (3) digital first, and (4) operationally excellent;
•our ability to utilize our Fort Myers campus, our distribution center, and our other support facilities in an efficient and effective manner;
•our reliance on sourcing from foreign suppliers;
•significant adverse economic, labor, political, or other shifts (including adverse changes in tariffs, taxes, or other import regulations, particularly with respect to China or Vietnam, or legislation prohibiting certain imports from China or Vietnam);
•U.S. and foreign governmental actions and policies, and changes thereto;
•the continuing performance, implementation, and integration of our management information systems;
•our ability to successfully update and maintain our information systems;
•the impact of any system failure, cybersecurity, or other data security breaches, including any security breaches resulting in the theft, transfer, or unauthorized disclosure of customer, employee, or company information that we or our third-party vendors may experience;
•the risks that our share repurchase program may not successfully enhance shareholder value, or that share repurchases could be negatively perceived by investors;
•our ability to comply with applicable domestic and foreign information security and privacy laws, regulations, and technology platform rules or other obligations related to data privacy and security;
•our ability to attract, hire, train, motivate, and retain qualified employees in an inclusive environment;
•our ability to successfully recruit leadership or transition members of our senior management team;
•increased public focus and opinion on environmental, social, and governance (“ESG”) initiatives and our ability to meet any announced ESG goals and initiatives;
•future unsolicited offers to buy the Company and actions of activist shareholders and others, and our ability to respond effectively;
•our ability to secure and protect our trademark and other intellectual property rights;
•our ability to protect our reputation and our brand images;
•unanticipated obligations or changes in estimates arising from new or existing litigation, income taxes, and other regulatory proceedings;

•unanticipated adverse changes in legal, regulatory, or tax laws; and
•our ability to comply with the terms of our credit agreement, including the restrictive provisions limiting our flexibility in operating our business and in obtaining additional credit on commercially reasonable terms.
These factors should be considered in evaluating forward-looking statements contained herein. All forward-looking statements that are made, or are attributable to us, are expressly qualified in their entirety by this cautionary notice. The forward-looking statements included herein are only made as of the date of this Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk of our financial instruments as of July 29, 2023 has not materially changed since January 28, 2023. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and also from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our Credit Agreement with Wells Fargo Bank, which is further discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1, Note 9 to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. The interest rate applicable to Term SOFR loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million FILO loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points. As of July 29, 2023, $24 million in borrowings was outstanding under the Credit Agreement and is reflected as long-term debt in the accompanying unaudited condensed consolidated balance sheet. An increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $0.9 million over the remaining term of the loan.
Our investment portfolio is maintained in accordance with our investment policy, which identifies allowable investments, specifies credit quality standards, and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, which includes U.S. government agencies, corporate bonds and commercial paper. The marketable securities portfolio as of July 29, 2023 consisted of $20.1 million of securities with maturity dates within one year or less and $1.6 million with maturity dates over one year. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classified these securities, as applicable, as short-term investments within current assets on the consolidated balance sheets, as they are available to support current operational liquidity needs.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures were effective in providing reasonable assurance in timely alerting each such officer to material information relating to us (including our consolidated subsidiaries) and that information required to be disclosed in our reports is recorded, processed, summarized and reported as required to be included in our periodic SEC filings.
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
In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K should be considered, as they could materially affect our business, financial condition, or future results. Except as presented below, there have been no material changes with respect to the risks described in our 2022 Annual Report on Form 10-K, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may adversely affect our business, financial condition, or operating results.

Other Risks Factors

Risk	Description

24. The Company cannot provide any assurance that, in the future, the Company will pay dividends or repurchase stock pursuant to its share repurchase program.	All decisions regarding authorization to pay a dividend on the Company’s common stock or to approve a share repurchase program will be made by the Board from time to time based on the Board’s evaluation of the best interests of the Company and its shareholders. The Board will complete each evaluation based on a review of the Company’s stock price, future earnings, consolidated financial condition, and other factors deemed relevant. There is no assurance that the Board will declare dividends on the Company’s common stock in the future. The Company’s current share repurchase program authorizes a total of $100 million in share repurchases of the Company’s common stock. This share repurchase program was authorized in June 2023 and replaced the Company’s prior share repurchase program for the Company’s common stock. The Company is not obligated to make any purchases under the new share repurchase program, and it may be discontinued by the Board at any time.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
April 30, 2023 - May 27, 2023	4,096	$4.96	—	$35,386
May 28, 2023 - July 1, 2023	30,700	5.28	—	100,000
July 2, 2023 - July 29, 2023	—	—	—	100,000
Total	34,796	5.24	—

(a) Total number of shares purchased consists of 34,796 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) During the twenty-six weeks ended July 29, 2023, under the Company’s $300.0 million share repurchase program announced in November 2015 (“Prior Share Repurchase Program”), the Company repurchased 3.25 million shares at a total cost of approximately $19.8 million, at an average price of $6.09 per share. In June 2023, the Company authorized a new share repurchase program (“New Share Repurchase Program”) of up to $100 million of the Company’s common stock and cancelled the remaining $35.4 million available under the Prior Share Repurchase Program. There was $100 million remaining under the New Share Repurchase Program as of July 29, 2023. The New Share Repurchase Program has no specific termination date and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Board. The Company has no obligation to repurchase shares under this authorization, and the timing, actual number, and purchase price of any shares purchased under the New Share Repurchase Program will depend on a variety of factors, including, but not limited to, the market price of the Company’s common stock, general business and market conditions, other investment opportunities, and applicable legal and regulatory requirements.

ITEM 5.	OTHER INFORMATION
During the three months ended July 29, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6.	EXHIBITS
(a)The following documents are filed as exhibits to this Form 10-Q:

Exhibit 10.1
Compensation Adjustment Letter Agreement between the Company and David Oliver, dated as of June 12, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on June 12, 2023)

Exhibit 10.2
Restrictive Covenant Agreement between the Company and David Oliver, dated as of June 12, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, as filed with the SEC on June 12, 2023)

Exhibit 10.3	Indemnification Agreement with David Oliver, dated as of June 24, 2023

Exhibit 10.4	Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Non-Employee Director (for awards on June 21, 2023)

Exhibit 10.5	Form of 2020 Omnibus Stock and Incentive Plan Restricted Stock Unit Agreement for Non-Employee Director (for award on June 21, 2023)

Exhibit 10.6
Chico’s FAS, Inc. Amended and Restated 2020 Omnibus Stock and Incentive Plan, effective June 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, as filed with the SEC on June 26, 2023)

Exhibit 10.7	Form of Amended and Restated 2020 Omnibus Stock and Incentive Plan Restricted Stock Agreement for Employee (for awards on or after July 3, 2023)

Exhibit 10.8	Form of Amended and Restated 2020 Omnibus Stock and Incentive Plan Performance Award Agreement for Performance Share Units for Employee (for awards on or after July 3, 2023)

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended July 29, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended July 29, 2023, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	August 30, 2023	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	August 30, 2023	By:	/s/ David M. Oliver
David M. Oliver
Executive Vice President – Chief Financial Officer and Chief Accounting Officer