Form 10-Q
period 2023-10-28
CHICO'S FAS, INC.
filed 2023-11-30
CIK 897429

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At November 21, 2023, the registrant had 123,457,364 shares of Common Stock, $0.01 par value per share, outstanding.

CHICO’S FAS, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE
FISCAL THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 28, 2023

PART I – Financial Information

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks Ended October 28, 2023 (Unaudited) and October 29, 2022 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-Nine Weeks Ended October 28, 2023 (Unaudited) and October 29, 2022 (Unaudited)	5

	Condensed Consolidated Balance Sheets – October 28, 2023 (Unaudited), January 28, 2023 (Audited), and October 29, 2022 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders’ Equity for the Thirteen and Thirty-Nine Weeks Ended October 28, 2023 (Unaudited) and October 29, 2022 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks Ended October 28, 2023 (Unaudited) and October 29, 2022 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II – Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	38

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signatures		41

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022

	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales	Amount	% of Sales
Net Sales	$505,126	100.0%	$518,332	100.0%	$1,584,995	100.0%	$1,617,967	100.0%
Cost of goods sold	308,677	61.1	310,892	60.0	946,637	59.7	962,448	59.5
Gross Profit	196,449	38.9	207,440	40.0	638,358	40.3	655,519	40.5
Selling, general, and administrative expenses	178,643	35.4	175,841	33.9	520,672	32.8	520,296	32.1
Merger-related costs	7,277	1.4	—	0.0	7,277	0.5	—	0.0
Income from Operations	10,529	2.1	31,599	6.1	110,409	7.0	135,223	8.4
Interest expense, net	(389)	(0.1)	(1,080)	(0.2)	(1,439)	(0.1)	(3,111)	(0.2)
Income before Income Taxes	10,140	2.0	30,519	5.9	108,970	6.9	132,112	8.2
Income tax provision	5,100	1.0	5,900	1.2	4,700	0.3	30,600	1.9
Net Income	$5,040	1.0%	$24,619	4.7%	$104,270	6.6%	$101,512	6.3%
Per Share Data:
Net income per common share – basic	$0.04		$0.20		$0.87		$0.84
Net income per common and common equivalent share – diluted	$0.04		$0.20		$0.85		$0.82
Weighted average common shares outstanding – basic	119,457		120,333		119,424		119,776
Weighted average common and common equivalent shares outstanding – diluted	122,735		124,887		122,500		124,016
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income	$5,040	$24,619	$104,270	$101,512
Other comprehensive income:
Unrealized gains (losses) on marketable securities, net of taxes	35	(233)	72	(228)
Comprehensive income	$5,075	$24,386	$104,342	$101,284
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	October 28, 2023	January 28, 2023	October 29, 2022
ASSETS	(Unaudited)	(Audited)	(Unaudited)

Current Assets:
Cash and cash equivalents	$101,944	$153,377	$117,726
Marketable securities, at fair value	24,702	24,677	23,017
Inventories	342,721	276,840	304,127
Prepaid expenses and other current assets	51,086	48,604	47,208
Income tax receivable	9,181	11,865	15,430
Total Current Assets	529,634	515,363	507,508
Property and Equipment, net	200,980	192,165	183,153
Right of Use Assets	466,888	435,321	432,018
Other Assets:
Goodwill	16,360	16,360	16,360
Other intangible assets, net	5,000	5,000	5,000
Other assets, net	45,853	23,632	18,890
Total Other Assets	67,213	44,992	40,250
	$1,264,715	$1,187,841	$1,162,929
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$153,401	$156,262	$107,400
Current lease liabilities	150,053	153,202	157,687
Other current and deferred liabilities	138,887	141,698	155,133
Total Current Liabilities	442,341	451,162	420,220
Noncurrent Liabilities:
Long-term debt	24,000	49,000	69,000
Long-term lease liabilities	373,823	349,409	346,560
Other noncurrent and deferred liabilities	1,956	2,637	2,612
Total Noncurrent Liabilities	399,779	401,046	418,172
Commitments and Contingencies (see Note 12)
Shareholders’ Equity:
Preferred stock, $0.01 par value; 2,500 shares authorized; no shares issued and outstanding	—	—	—
Common stock, $0.01 par value; 400,000 shares authorized; 167,994 and 166,320 and 166,326 shares issued respectively; and 123,447 and 125,023 and 125,029 shares outstanding, respectively	1,234	1,250	1,250
Additional paid-in capital	516,323	513,914	510,374
Treasury stock, at cost, 44,547 and 41,297 and 41,297 shares, respectively	(514,168)	(494,395)	(494,395)
Retained earnings	419,292	315,022	307,536
Accumulated other comprehensive loss	(86)	(158)	(228)
Total Shareholders’ Equity	422,595	335,633	324,537
	$1,264,715	$1,187,841	$1,162,929

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Thirteen Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, July 29, 2023	123,524	$1,235	$514,059	44,547	$(514,168)	$414,252	$(121)	$415,257
Net income	—	—	—	—	—	5,040	—	5,040
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	35	35
Issuance of common stock	44	—	111	—	—	—	—	111
Repurchase of common stock and tax withholdings related to share-based awards	(121)	(1)	(677)	—	—	—	—	(678)
Share-based compensation	—	—	2,830	—	—	—	—	2,830
BALANCE, October 28, 2023	123,447	$1,234	$516,323	44,547	$(514,168)	$419,292	$(86)	$422,595

BALANCE, July 30, 2022	125,184	$1,252	$508,105	41,297	$(494,395)	$282,910	$5	$297,877
Net income	—	—	—	—	—	24,619	—	24,619
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(233)	(233)
Issuance of common stock	3	—	83	—	—	—	—	83
Dividends on common stock	—	—	—	—	—	7	—	7
Repurchase of common stock and tax withholdings related to share-based awards	(158)	(2)	(978)	—	—	—	—	(980)
Share-based compensation	—	—	3,164	—	—	—	—	3,164
BALANCE, October 29, 2022	125,029	$1,250	$510,374	41,297	$(494,395)	$307,536	$(228)	$324,537

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(in thousands, except per share amounts)

	Thirty-Nine Weeks Ended
	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Gain (Loss)
	Shares	Par Value		Shares	Amount			Total
BALANCE, January 28, 2023	125,023	$1,250	$513,914	41,297	$(494,395)	$315,022	$(158)	$335,633
Net income	—	—	—	—	—	104,270	—	104,270
Unrealized gains on marketable securities, net of taxes	—	—	—	—	—	—	72	72
Issuance of common stock	2,830	28	301	—	—	—	—	329
Repurchase of common stock and tax withholdings related to share-based awards	(4,406)	(44)	(7,028)	3,250	(19,773)	—	—	(26,845)
Share-based compensation	—	—	9,136	—	—	—	—	9,136
BALANCE, October 28, 2023	123,447	$1,234	$516,323	44,547	$(514,168)	$419,292	$(86)	$422,595

BALANCE, January 29, 2022	122,526	$1,225	$508,654	41,297	$(494,395)	$206,020	$—	$221,504
Net income	—	—	—	—	—	101,512	—	101,512
Unrealized losses on marketable securities, net of taxes	—	—	—	—	—	—	(228)	(228)
Issuance of common stock	4,258	43	196	—	—	—	—	239
Dividends on common stock	—	—	—	—	—	4	—	4
Repurchase of common stock and tax withholdings related to share-based awards	(1,755)	(18)	(8,797)	—	—	—	—	(8,815)
Share-based compensation	—	—	10,321	—	—	—	—	10,321
BALANCE, October 29, 2022	125,029	$1,250	$510,374	41,297	$(494,395)	$307,536	$(228)	$324,537

The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Cash Flows from Operating Activities:
Net income	$104,270	$101,512
Adjustments to reconcile net income to net cash provided by operating activities:
Inventory write-offs	—	826
Depreciation and amortization	31,283	33,350
Non-cash lease expense	135,679	137,184
Loss on disposal and impairment of property and equipment, net	83	1,804
Deferred tax benefit	(15,825)	(381)
Share-based compensation expense	9,136	10,321
Changes in assets and liabilities:
Inventories	(65,881)	18,436
Prepaid expenses and other assets	(10,480)	(2,591)
Income tax receivable	2,684	(1,732)
Accounts payable	(2,778)	(73,120)
Accrued and other liabilities	(6,924)	13,583
Lease liability	(145,729)	(155,561)
Net cash provided by operating activities	35,518	83,631
Cash Flows from Investing Activities:
Purchases of marketable securities	(13,913)	(26,376)
Proceeds from sale of marketable securities	13,938	3,083
Purchases of property and equipment	(35,460)	(21,207)
Proceeds from sale of assets	—	2,772
Net cash used in investing activities	(35,435)	(41,728)
Cash Flows from Financing Activities:
Payments on borrowings	(25,000)	(30,000)
Payments of debt issuance costs	—	(706)
Proceeds from issuance of common stock	329	239
Repurchase of treasury stock under repurchase program	(19,805)	—
Payments of tax withholdings related to share-based awards	(7,040)	(8,815)
Net cash used in financing activities	(51,516)	(39,282)
Net (decrease) increase in cash and cash equivalents	(51,433)	2,621
Cash and Cash Equivalents, Beginning of period	153,377	115,105
Cash and Cash Equivalents, End of period	$101,944	$117,726

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$2,409	$3,686
Cash paid for income taxes, net	$(14,230)	$(26,426)
The accompanying notes are an integral part of these condensed consolidated statements.

CHICO’S FAS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share amounts and where otherwise indicated)
(Unaudited)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accompanying unaudited condensed consolidated financial statements of Chico’s FAS, Inc., a Florida corporation, and its wholly owned subsidiaries (“Company”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, such interim financial statements reflect all normal, recurring adjustments considered necessary to present fairly the condensed consolidated financial position, the results of operations, and cash flows for the interim periods presented. All significant intercompany balances and transactions have been eliminated in consolidation. The fiscal year ended January 28, 2023 balance sheet data was derived from audited consolidated financial statements. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended January 28, 2023, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2023 (“2022 Annual Report on Form 10-K”).
As used in this report, all references to “we,” “us,” “our,” “Company,” and “Chico’s FAS,” refer to Chico’s FAS, Inc. and all of its wholly owned subsidiaries.
Our fiscal years end on the Saturday closest to January 31 and are designated by the calendar year in which the fiscal year commences. Operating results for the thirteen and thirty-nine weeks ended October 28, 2023 are not necessarily indicative of the results that may be expected for the entire year.

Adoption of New Accounting Pronouncements
In September 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update (“ASU”) 2022-04, entitled “Supplier Finance Programs: Disclosure of Supplier Finance Program Obligations,” to improve the disclosures of supplier finance programs. Specifically, the ASU requires disclosure of key terms of the supplier finance programs and a roll-forward of the related obligations. The amendments in this ASU do not affect the recognition, measurement, or financial statement presentation of obligations covered by supplier finance programs. The ASU is effective for the fiscal years, and the interim periods within those years, beginning after December 15, 2022, except for the amendment on roll-forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The Company entered into a supplier financing agreement administered by a third-party platform in the fourth quarter of 2022. Payments to suppliers through this program began in the third quarter of fiscal 2023. Refer to Note 11 for additional information regarding the Company’s payment obligations to participating suppliers.

Entry into Merger Agreement
On September 27, 2023, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with Daphne Parent LLC, a Delaware limited liability company (“Parent”), and Daphne Merger Sub, Inc., a Florida corporation and wholly owned subsidiary of Parent (“Merger Sub” and together with Parent, “Buyer Parties”), providing for the merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and becoming a wholly owned subsidiary of Parent (“Merger”).
Upon the consummation of the Merger, each share of the Company’s common stock outstanding as of immediately prior to the effective time of the Merger (other than shares of the Company’s common stock that are (i) held by the Company or any subsidiary of the Company, (ii) owned by the Buyer Parties, or (iii) owned by any direct or indirect wholly owned subsidiary of the Buyer Parties as of immediately prior to the effective time (“Owned Company Shares”)) will be cancelled and extinguished and automatically converted into the right to receive cash in an amount equal to $7.60 per share, without interest thereon. Each Owned Company Share will be cancelled and extinguished without any conversion thereof or consideration paid therefor.
Consummation of the Merger is subject to certain conditions set forth in the Merger Agreement, including, but not limited to, the following: (i) the affirmative vote of the holders of a majority of all of the outstanding shares of the Company’s common stock to adopt the Merger Agreement; (ii) the absence of any law or order restraining, enjoining, or otherwise prohibiting the Merger; and (iii) the absence of a Company Material Adverse Effect (as defined in the Merger Agreement, which is filed as Exhibit 2.1 to this Quarterly Report on Form 10-Q). The Go-Shop Period has ended, and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. In addition, the Company filed its Definitive Merger Proxy Statement on Schedule 14A with the Securities and Exchange Commission on November 29, 2023. The transaction is not subject to a financing condition. The Merger Agreement includes customary representations, warranties, and covenants of the parties, including termination provisions for both the Company and the Buyer Parties. Under the Merger Agreement, the Company may be required to pay the Buyer Parties a termination fee of up to $29,956,324 if the Merger Agreement is terminated under certain specified circumstances. The Merger Agreement also places certain restrictions on the conduct of the Company’s business prior to the completion of the Merger, which could delay or prevent the Company from undertaking business opportunities that may arise or any other action it would otherwise take with respect to the operations of the Company absent these restrictions.
Parent and the Company expect to close the Merger by the end of the first calendar quarter of 2024.

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

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
Chico’s	$252,221	49.9%	$255,341	49.3%	$800,088	50.5%	$801,584	49.5%
WHBM	147,498	29.2	157,451	30.4	451,016	28.4	485,061	30.0
Soma	105,407	20.9	105,540	20.3	333,891	21.1	331,322	20.5
Total Net Sales	$505,126	100.0%	$518,332	100.0%	$1,584,995	100.0%	$1,617,967	100.0%
Contract Liability
    Contract liabilities in the unaudited condensed consolidated balance sheets are comprised of obligations associated with our gift card and customer rewards programs. As of October 28, 2023, January 28, 2023, and October 29, 2022, contract liabilities primarily consisted of gift cards of $29.2 million, $42.6 million, and $31.9 million, respectively.
For the thirteen and thirty-nine weeks ended October 28, 2023, the Company recognized $6.2 million and $25.3 million, respectively, of revenue that was previously included in the gift card contract liability as of January 28, 2023. For the thirteen and thirty-nine weeks ended October 29, 2022, the Company recognized $7.0 million and $27.0 million, respectively, of revenue that was previously included in the gift card contract liability as of January 29, 2022.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Beginning gift card liability	$30,905	$33,707	$42,649	$43,536
Issuances	7,602	7,878	26,585	28,218
Redemptions	(9,174)	(9,869)	(35,893)	(37,739)
Breakage adjustment	(162)	176	(4,170)	(2,123)
Ending gift card liability	$29,171	$31,892	$29,171	$31,892

The Company maintains customer rewards programs in which customers earn points toward rewards for qualifying purchases and other marketing activities. Upon reaching specified point values, customers are issued a reward, which they may redeem on merchandise purchases at the Company’s stores or on its website. Generally, rewards earned must be redeemed within 60 days from the date of issuance. The Company defers a portion of the merchandise sales based on the estimated standalone selling price of the points earned. This deferred revenue is recognized as the rewards are redeemed or expire. While historically this points-based program was specific to Soma®, during the second quarter of fiscal year 2022, Chico’s FAS extended its points-based rewards program to Chico’s® and White House Black Market® (“WHBM”). As of October 28, 2023, January 28, 2023, and October 29, 2022, the rewards deferred revenue balance was $9.9 million, $7.4 million, and $4.5 million, respectively.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Beginning balance rewards deferred revenue	$9,233	$3,236	$7,441	$626
Net reduction in revenue	653	1,288	2,445	3,898
Ending balance rewards deferred revenue	$9,886	$4,524	$9,886	$4,524

Performance Obligation
For the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022, revenue recognized from performance obligations related to prior periods was not material. Revenue to be recognized in future periods related to performance obligations is not expected to be material.

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

Operating lease expense was as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Operating lease cost (1)	$58,132	$55,608	$169,916	$163,271
(1) For the thirteen and thirty-nine weeks ended October 28, 2023, includes $14.3 million and $41.1 million, respectively, in variable lease costs. For the thirteen and thirty-nine weeks ended October 29, 2022, includes $9.7 million and $28.5 million, respectively, in variable lease costs.
Supplemental balance sheet information related to operating leases was as follows:

	October 28, 2023	January 28, 2023	October 29, 2022
Right of use assets	$466,888	$435,321	$432,018

Current lease liabilities	$150,053	$153,202	$157,687
Long-term lease liabilities	373,823	349,409	346,560
Total operating lease liabilities	$523,876	$502,611	$504,247

Weighted Average Remaining Lease Term (years)	4.4	4.2	4.1

Weighted Average Discount Rate (1)	5.9%	5.3%	5.0%
(1) The incremental borrowing rate used by the Company is based on the rate at which the Company could borrow funds using its credit rating for a collateralized loan of similar term to the lease. The weighted average discount rate represents a weighted average of the incremental borrowing rate for each lease, weighted based on the remaining fixed lease obligations.
Supplemental cash flow information related to operating leases was as follows:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows	$145,729	$155,561
Right of use assets obtained in exchange for lease obligations, non-cash	145,342	88,484

Maturities of operating lease liabilities as of October 28, 2023 were as follows:

Fiscal Year Ending:
February 3, 2024	$48,986
February 1, 2025	171,076
January 31, 2026	129,459
January 30, 2027	95,434
January 29, 2028	66,278
Thereafter	92,906
Total future minimum lease payments	$604,139
Less imputed interest	(80,263)
Total	$523,876

5. SHARE-BASED COMPENSATION
For the thirty-nine weeks ended October 28, 2023 and October 29, 2022, share-based compensation expense was $9.1 million and $10.3 million, respectively. As of October 28, 2023, approximately 10.4 million shares remain available for future grants of equity awards under our 2020 Omnibus Stock and Incentive Plan.
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
Restricted stock award activity for the thirty-nine weeks ended October 28, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	4,611,801	$4.02
Granted	2,146,506	5.85
Vested	(2,399,562)	3.77
Forfeited	(418,664)	5.02
Unvested, end of period	3,940,081	5.06
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
Restricted stock unit activity for the thirty-nine weeks ended October 28, 2023 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	406,218	$2.46
Granted	27,462	5.28
Vested	(274,573)	2.17
Unvested, end of period	159,107	3.46

Performance-based Restricted Stock Units
During the thirty-nine weeks ended October 28, 2023, we granted performance-based restricted stock units (“PSUs”), contingent upon the achievement of Company-specific performance goals during the three fiscal years 2023 through 2025. Any units earned as a result of the achievement of the performance goals of the PSUs will vest three years from the date of grant and will be settled in shares of our common stock.
PSU activity for the thirty-nine weeks ended October 28, 2023 was as follows:

	Number of Units/ Shares	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,696,449	$3.48
Granted	1,239,354	5.70
Vested	(753,078)	3.17
Forfeited	(193,703)	5.45
Unvested, end of period	2,989,022	4.35

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
For the thirteen weeks ended October 28, 2023 and October 29, 2022, the Company’s effective tax rate was 50.3% and 19.3%, respectively. The effective tax rate of 50.3% for the thirteen weeks ended October 28, 2023 primarily reflects the impact of certain incurred and anticipated nondeductible Merger-related costs, and the Company’s projected annual pre-tax income, partially offset by a fiscal 2022 provision-to-return benefit related to federal tax credits. The 19.3% effective tax rate for the thirteen weeks ended October 29, 2022 primarily reflects the impact of a fiscal 2021 provision-to-return benefit due to the reversal of a valuation allowance related to temporary differences.
For the thirty-nine weeks ended October 28, 2023 and October 29, 2022, the Company’s effective tax rate was 4.3% and 23.2%, respectively. The effective tax rate of 4.3% for the thirty-nine weeks ended October 28, 2023 primarily reflects the non-cash benefit for the partial reversal of the valuation allowance on deferred tax assets, favorable share-based compensation benefit, and a fiscal 2022 provision-to-return benefit related to federal credits, offset by the impact of certain incurred and anticipated nondeductible Merger-related costs and the Company’s projected annual pre-tax income. The 23.2% effective tax rate for the thirty-nine weeks ended October 29, 2022 primarily reflects a provision to return benefit due to the reversal of a valuation allowance related to 2021 temporary differences and favorable share-based compensation benefit.
As of October 28, 2023, our unaudited condensed consolidated balance sheet reflected a $7.9 million income tax receivable related to the recovery of federal income taxes paid in prior years and other tax law changes as a result of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act.

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

The following table sets forth the computation of net income per basic and diluted share shown on the face of the accompanying condensed consolidated statements of income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Numerator:
Net income	$5,040	$24,619	$104,270	$101,512
Net income allocated to participating securities	(2)	(47)	(113)	(370)
Net income available to common shareholders	$5,038	$24,572	$104,157	$101,142
Denominator:
Weighted average common shares outstanding – basic	119,457	120,333	119,424	119,776
Dilutive effect of non-participating securities	3,278	4,554	3,076	4,239
Weighted average common and common equivalent shares outstanding – diluted	122,735	124,887	122,500	124,016
Net income per common share:
Basic	$0.04	$0.20	$0.87	$0.84
Diluted	$0.04	$0.20	$0.85	$0.82
For the thirteen weeks ended October 28, 2023 and October 29, 2022, 0.0 million and 0.1 million potential shares of common stock, respectively, were excluded from the income per diluted common share calculation relating to non-participating securities, due to the antidilutive effect of including these shares.
For the thirty-nine weeks ended October 28, 2023 and October 29, 2022, 0.1 million and 0.1 million potential shares of common stock, respectively, were excluded from the income per diluted common share calculation relating to non-participating securities, due to the antidilutive effect of including these shares.

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
Marketable securities are classified as available-for-sale, and as of October 28, 2023, consisted of U.S. government agencies, corporate bonds, and commercial paper, with $22.2 million of securities with maturity dates within one year or less, and $2.5 million with maturity dates over one year.
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
As of October 28, 2023, January 28, 2023, and October 29, 2022, our revolving loan and letter of credit facility approximates fair value, as this instrument has a variable interest rate that approximates current market rates (Level 2 criteria).
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
In accordance with the provisions of the guidance, we categorized our financial assets and liabilities, which are valued on a recurring and nonrecurring basis, based on the priority of the inputs to the valuation technique for the instruments, as follows:

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of October 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$18,255	$18,255	$—	$—
Marketable securities:
U.S. government agencies	5,531	—	5,531	—
Corporate bonds	11,767	—	11,767	—
Commercial paper	7,404	—	7,404	—
Total recurring fair value measurements	$42,957	$18,255	$24,702	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of January 28, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$41,642	$41,642	$—	$—
Marketable securities:
U.S. government agencies	5,506	—	5,506	—
Corporate bonds	12,802	—	12,802	—
Commercial paper	6,369	—	6,369	—
Total recurring fair value measurements	$66,319	$41,642	$24,677	$—

		Fair Value Measurements at the End of the Reporting Date Using
	Balance as of October 29, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Recurring fair value measurements:
Current Assets
Cash equivalents:
Money market accounts	$42,596	$42,596	$—	$—
Marketable securities:
U.S. government agencies	3,479	—	3,479	—
Corporate bonds	10,709	—	10,709	—
Commercial paper	8,829	—	8,829	—
Noncurrent Assets
Deferred compensation plan	4,776	4,776	—	—
Total recurring fair value measurements	$70,389	$47,372	$23,017	$—

9. DEBT
On February 2, 2022, the Company and certain material domestic subsidiaries entered into Amendment No. 2 (“Amendment”) to its credit agreement (as amended, “Credit Agreement”), originally entered into on August 2, 2018 and amended October 30, 2020, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association (“Wells Fargo Bank”), as Agent, letter of credit issuer, and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and are secured by a first-priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures, and certain intellectual property. The Credit Agreement provides for a five-year Asset-Based Lending senior secured revolving loan (“ABL”) and letter of credit facility of up to $285.0 million, maturing February 2, 2027. The interest rate applicable to Term Secured Overnight Financing Rate (“SOFR”) loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million first-in last-out (“FILO”) loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points.
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
As of October 28, 2023, $24.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation, which includes eligible credit card receivables, real estate, and inventory, less outstanding borrowings, letters of credit, and certain designated reserves. As of October 28, 2023, the available additional borrowing capacity under the Credit Agreement was approximately $265.1 million, inclusive of the current loan cap of $30.0 million.
As of October 28, 2023, deferred financing costs of $2.7 million were outstanding related to the Credit Agreement and are presented in other current assets in the accompanying unaudited condensed consolidated balance sheet.

10. SHARE REPURCHASES
During the thirty-nine weeks ended October 28, 2023, under our $300.0 million share repurchase program announced in November 2015 (“Prior Share Repurchase Program”), we repurchased 3.25 million shares at a total cost of approximately $19.8 million, at an average price of $6.09 per share. In June 2023, the Company authorized a new share repurchase program (“New Share Repurchase Program”) of up to $100.0 million of the Company’s common stock and cancelled the remaining $35.4 million available under the Prior Share Repurchase Program. As of October 28, 2023, the Company had $100.0 million remaining for future repurchases under the New Share Repurchase Program. However, we have no continuing obligation to repurchase shares under this authorization, and the timing, actual number, and purchase price of any shares purchased under the New Share Repurchase Program will depend on a variety of factors, including, but not limited to, the pending Merger, the market price of the Company’s common stock, general business and market conditions, other investment opportunities, and applicable legal and regulatory requirements.
11. SUPPLIER FINANCE PROGRAM
In September 2022, the FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which enhances the transparency about the use of supplier finance programs for investors and other allocators of capital. The Company entered into a supplier financing agreement administered by a third-party platform in the fourth quarter of 2022. Payments to suppliers through this program began in the third quarter of fiscal 2023. Inclusion in the supplier financing program is by sole discretion of the Company, offering participating suppliers early payment of invoices through a third-party financial institution. The Company negotiates payment terms with each supplier separately, and inclusion in the financing program does not impact amounts due. One supplier is currently participating in the program with 90-day payment terms. The Company may on occasion submit debit memos to the third-party financial institution, and the financial institution agrees to work with the Company in applying these credits to future payments to suppliers. During the thirteen weeks ended October 28, 2023, no payments were made for invoices submitted through the supplier financing program. The outstanding payment obligation to the financial institution under this program was $2.2 million as of October 28, 2023, which is 1.7% of total trade payables obligations to suppliers.

12. COMMITMENTS AND CONTINGENCIES
We are not currently a party to any material legal proceedings other than claims and lawsuits arising in the normal course of our business. All such matters are subject to uncertainties, and outcomes may not be predictable. Consequently, as of October 28, 2023, the ultimate aggregate amounts of monetary liability or financial impact with respect to such matters are not estimable. However, while such matters could affect our consolidated operating results when resolved in future periods, management believes that, upon final disposition, any monetary liability or financial impact to us would not be material to our annual consolidated financial statements.

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
Our growth strategy is supported by the “power of three” unique brands and the “power of three” commerce channels. Our physical stores serve as community centers for entertainment and self-discovery, where our stylists and bra experts showcase our products and share their knowledge and enthusiasm for our brands. Our digital stores serve as a first impression of our brands and an efficient platform to teach and inspire our customers about our merchandise. Our social stylists – who are a combination of store associates, social media platform hosts and hyperlocal social stylists who arrange events within their communities – are an additional connection between our physical stores and digital.
Business Highlights
The Company’s third quarter highlights include:
•Consistent profitability: For the third quarter, the Company reported net income per diluted share of $0.04.
•Solid balance sheet: The Company ended the third quarter with $126.6 million in cash and marketable securities and total liquidity of $361.7 million, with $24.0 million in long-term debt.
•Pending Merger: On September 27, 2023, the Company entered into a definitive agreement (“Merger Agreement”), which is filed as Exhibit 2.1 to this Form 10-Q, to be acquired by Sycamore Partners, a private equity firm specializing in retail, consumer, and distribution-related investments, pursuant to which the Company’s shareholders would receive $7.60 per share in cash (“Merger”). If the Merger is successful, Chico’s FAS will become a privately held company. The Merger is expected to close by the end of the first calendar quarter of 2024, subject to both the approval by the Company’s shareholders and customary closing conditions. The Go-Shop Period has ended, and the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired. In addition, the Company filed its Definitive Merger Proxy Statement on Schedule 14A with the Securities and Exchange Commission on November 29, 2023. The transaction is not subject to a financing condition.

Select Financial Results
The following table depicts select financial results for the thirteen and thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
	(in millions, except per share amounts)
Net sales	$505	$518	$1,585	$1,618
Income from operations (1)	11	32	110	135
Net income (2)	5	25	104	102
Net income per common and common equivalent share – diluted	$0.04	$0.20	$0.85	$0.82
(1) Includes $7.3 million in Merger-related costs during the third quarter of 2023.
(2) Includes a $25.6 million non-cash favorable impact of the tax valuation allowance reversal during the second quarter of 2023 and $8.0 million in Merger-related costs, after taxes, during the third quarter of 2023.

Current Trends
Our financial results, we believe, demonstrate that we are successfully executing on our four strategic pillars of customer led, product obsessed, digital first, and operationally excellent.
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
Outlook
Given the pending acquisition by Sycamore Partners, the Company is not providing a financial outlook and is withdrawing its previously issued outlook for fiscal 2023.

Key Performance Indicators
We consider a variety of key performance and financial measures to evaluate our business, develop financial forecasts, and make strategic decisions. These key measures include liquidity, comparable sales, gross margin, income per diluted share, and return on net assets (“RONA”). We remain focused on effectively managing our liquidity position, including aligning our operating cost structure with expected sales. We will continue to evaluate our key performance and financial measures, which are described below.
Liquidity
Liquidity is measured through cash flow, which is the measure of cash provided by, or used in, operating, investing, and financing activities. We believe we are able to effectively manage our liquidity position.

Comparable Sales
Comparable sales is an omnichannel measure of the amount of sales generated from products the Company sells directly to the consumer, relative to the amount of sales generated in the comparable prior-year period. Comparable sales is defined as sales from stores open for the preceding twelve months, including stores that have been expanded, remodeled, or relocated within the same general market, and also includes online and catalog sales. The comparable sales calculation excludes the negative impact of stores closed for four or more days.
Gross Margin
Gross margin is computed as gross profit divided by net sales. We believe gross margin is a primary metric to measure the performance of our business, as gross margin is used to determine the value of incremental sales, and to guide pricing and promotion decisions.
Income per Diluted Share
Income per share is determined using the two-class method when it is more dilutive than the treasury stock method. Income per basic share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period, including participating securities. Income per diluted share reflects the dilutive effect of potential common shares from non-participating securities, such as stock options, performance stock units, and restricted stock units. While income per basic share serves as an indicator of the Company’s profitability, we believe income per diluted share is a key performance measure because it gauges the Company’s quality of income per share, assuming all potential common shares from non-participating securities are exercised.
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
Our Business Strategy
We are focused on building a collection of distinct, high-performing retail brands primarily serving the fashion needs of women with moderate-to-high household income levels.
The primary function of the Company is the production, procurement, and sale of beautiful merchandise that delivers the promise and positioning of each of our brands and that resonates with customers. To that end, we are continually strengthening our merchandise and design capabilities, and enhancing our sourcing and supply chain to deliver product in a timely manner to our customers, while also focusing on improving the quality and aesthetic of our merchandise.
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

We seek to acquire new customers and retain existing customers by leveraging existing customer-specific data and through targeted marketing, including digital marketing, social media, television, catalogs, and mailers. We seek to optimize the potential of our brands with innovative product offerings, potential new merchandise opportunities, and brand extensions that enhance the current offerings, as well as through continued emphasis on our “Most Amazing Personal Service” standard. We will also continue to consider potential alternative sales channels for our brands, including international franchise, wholesale, licensing, and other opportunities.
We are focused on driving profitable growth through four strategic pillars: customer led, product obsessed, digital first, and operationally excellent.
•By being customer-led, we are focused on building community engagement, creating exceptional customer experiences, and increasing customer lifetime value.
•We are product-obsessed, delivering best-in-class merchandise to our Chico’s, WHBM, and Soma customers, offering a continual pipeline of innovation and beautiful solutions that inspire confidence and joy. With each brand, we are focused on elevating average unit retail and driving full-priced sales growth.
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

Results of Operations
Thirteen Weeks Ended October 28, 2023 Compared to the Thirteen Weeks Ended October 29, 2022
Net Income and Income per Diluted Share
For the third quarter, the Company reported net income of $5.0 million, or $0.04 per diluted share, compared to net income of $24.6 million, or $0.20 per diluted share, in last year’s third quarter. This year’s net income and earnings per diluted share include the impact of $8.0 million in Merger-related costs, after taxes.
Net Sales
The following table depicts net sales by Chico’s, WHBM, and Soma in dollars and as a percentage of total net sales for the thirteen weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended
	October 28, 2023		October 29, 2022

	(dollars in millions)

Chico’s	$252	49.9%	$255	49.3%
WHBM	148	29.2	157	30.4
Soma	105	20.9	106	20.3
Total Net Sales	$505	100.0%	$518	100.0%
For the third quarter, net sales were $505.1 million compared to $518.3 million in last year’s third quarter. This decrease of 2.5% primarily reflects a comparable sales decrease of 2.7% since last year’s third quarter. The 2.7% comparable sales decline was driven by a decrease in transaction count, partially offset by an increase in average dollar sale.
The following table depicts comparable sales percentages by Chico’s, WHBM, and Soma for the thirteen weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022
	Compared to Fiscal 2022	Compared to Fiscal 2021
Chico’s	0.0%	28.8%
WHBM	(6.7)	17.0
Soma	(3.1)	(6.1)
Total Company	(2.7)	16.5

Cost of Goods Sold / Gross Margin
The following table depicts cost of goods sold and gross profit in dollars, and gross margin as a percentage of total net sales for the thirteen weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022

	(dollars in millions)
Cost of goods sold	$309	$311
Gross profit	196	207
Gross margin percentage	38.9%	40.0%
For the third quarter, gross profit was $196.4 million, or 38.9% of net sales, compared to $207.4 million, or 40.0% of net sales, in last year’s third quarter. This 110-basis-point decrease in gross margin primarily reflects higher occupancy costs, as well as deleverage on lower net sales.

Selling, General, and Administrative Expenses
The following table depicts selling, general, and administrative expenses (“SG&A”), which includes store and direct operating expenses, marketing expenses, and National Store Support Center (“NSSC”) expenses, in dollars and as a percentage of total net sales for the thirteen weeks ended October 28, 2023 and October 29, 2022:

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022

	(dollars in millions)
Selling, general, and administrative expenses	$179	$176
Percentage of total net sales	35.4%	33.9%
For the third quarter, SG&A was $178.6 million, or 35.4% of net sales, compared to $175.8 million, or 33.9% of net sales, for last year’s third quarter. The 150 basis points of deleverage primarily reflects increased marketing and store operating expenses to support our long-term growth strategies.
Merger-Related Costs
Merger-related costs of $7.3 million were recognized during the period.

	Thirteen Weeks Ended
	October 28, 2023	October 29, 2022

	(dollars in millions)
Merger-related costs	$7	$—
Percentage of total net sales	1.4%	—%
Income Taxes
The third quarter effective tax rate was 50.3% compared to 19.3% for last year’s third quarter. This year’s effective tax rate primarily reflects the impact of certain incurred and anticipated nondeductible Merger-related costs, and the Company’s projected annual pre-tax income, partially offset by a fiscal 2022 provision-to-return benefit related to federal tax credits. Last year’s third quarter effective tax rate primarily reflected the impact of a fiscal 2021 provision-to-return benefit due to the reversal of a valuation allowance related to temporary differences.

Thirty-Nine Weeks Ended October 28, 2023 Compared to the Thirty-Nine Weeks Ended October 29, 2022
Net Income and Income per Diluted Share
    For the thirty-nine weeks ended October 28, 2023, the Company reported net income of $104.3 million, or $0.85 per diluted share, compared to net income of $101.5 million, or $0.82 per diluted share, for the thirty-nine weeks ended October 29, 2022. This year’s net income and earnings per diluted share include the impact of a $25.6 million non-cash tax benefit and the $8.0 million Merger-related costs, after taxes.
Net Sales
The following table depicts net sales by Chico’s, WHBM, and Soma in dollars and as a percentage of total net sales for the thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirty-Nine Weeks Ended
	October 28, 2023		October 29, 2022

	(dollars in millions)
Chico’s	$800	50.5%	$802	49.5%
WHBM	451	28.4	485	30.0
Soma	334	21.1	331	20.5
Total net sales	$1,585	100.0%	$1,618	100.0%

Net sales for the thirty-nine weeks ended October 28, 2023 decreased to $1,585 million from $1,618 million for the thirty-nine weeks ended October 29, 2022. This 2.0% decrease primarily reflects the comparable sales decrease of 2.1% driven by a decrease in transaction count and average dollar sale.
The following table depicts comparable sales percentages by Chico’s, WHBM, and Soma for the thirty-nine weeks ended October 28, 2023:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
	Compared to Fiscal 2022	Compared to Fiscal 2021
Chico's	0.7%	36.0%
WHBM	(6.8)	35.6
Soma	(2.0)	(5.8)
Total Company	(2.1)%	24.7%
Cost of Goods Sold / Gross Margin
The following table depicts cost of goods sold and gross profit in dollars and gross margin, as well as gross margin as a percentage of total net sales, for the thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022

	(dollars in millions)
Cost of goods sold	$947	$962
Gross profit	638	656
Gross margin percentage	40.3%	40.5%
Gross profit for the thirty-nine weeks ended October 28, 2023 was $638.4 million, or 40.3% of net sales, compared to $655.5 million, or 40.5% of net sales, for the thirty-nine weeks ended October 29, 2022. The 20-basis-point decrease in gross margin primarily reflects higher raw material and occupancy costs, partially offset by lower inbound freight costs, disciplined expense management, and higher average unit retail.
Selling, General, and Administrative Expenses
The following table depicts SG&A, which includes store and direct operating expenses, marketing expenses and NSSC expenses, in dollars and as a percentage of total net sales, for the thirty-nine weeks ended October 28, 2023 and October 29, 2022:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022

	(dollars in millions)
Selling, general, and administrative expenses	$521	$520
Percentage of total net sales	32.8%	32.1%
For the thirty-nine weeks ended October 28, 2023, SG&A was $521 million, or 32.8% of net sales, compared to $520 million, or 32.1% of net sales, for the thirty-nine weeks ended October 29, 2022. The increase in SG&A as a percent of total net sales primarily reflects increased store operating and marketing expenses to support our long-term growth strategies, partially offset by disciplined expense management.

Merger-Related Costs
Merger-related costs of $7.3 million were recognized during the period.

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022

	(dollars in millions)
Merger-related costs	$7	$—
Percentage of total net sales	0.5%	—%
    Income Taxes
The effective tax rate for the thirty-nine weeks ended October 28, 2023 and October 29, 2022 was 4.3% and 23.2%, respectively. The 4.3% effective tax rate for the thirty-nine weeks ended October 28, 2023 primarily reflects the non-cash benefit for the partial reversal of the valuation allowance on deferred tax assets, favorable share-based compensation benefit, and a fiscal 2022 provision-to-return benefit related to federal credits, offset by the impact of certain incurred and anticipated nondeductible Merger-related costs and the Company’s projected annual pre-tax income. The effective tax rate of 23.2% for the thirty-nine weeks ended October 29, 2022 reflects a provision-to-return benefit due to the reversal of a valuation allowance related to 2021 temporary differences and favorable share-based compensation benefit.
Balance Sheet
At the end of the third quarter, cash and marketable securities totaled $126.6 million compared to $140.7 million at the end of last year’s third quarter.
Long-term debt at the end of the third quarter totaled $24.0 million compared to $69.0 million at the end of last year’s third quarter, reflecting principal payments of $25.0 million in the first quarter of fiscal year 2023 and $20.0 million in the fourth quarter of fiscal year 2022.
At the end of the third quarter, inventories totaled $342.7 million compared to $304.1 million at the end of last year’s third quarter. The increase of $38.6 million, or 12.7%, reflects an increase of $19.8 million in on-hand inventories and $18.8 million in in-transit inventories to support anticipated holiday sales.
Income Tax Receivable
At the end of the third quarter, our unaudited condensed consolidated balance sheet reflected a $7.9 million income tax receivable related to the recovery of federal income taxes paid in prior years and other tax law changes as a result of the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act.

Liquidity and Capital Resources
The Company’s material cash requirements include amounts outstanding under operating leases, open purchase orders for inventory, other operating expenses in the normal course of business, contractual commitments for future capital expenditures, long-term debt obligations, and interest payments on long-term debt. Our ongoing capital requirements will continue to be primarily for enhancing and expanding our omnichannel capabilities, including investments in our stores, information technology, and supply chain.
We anticipate satisfying our material cash requirements from our cash flows from operating activities, our cash on hand, capacity within our credit facility, and other liquidity options.
The following table summarizes cash flows for the year-to-date period ended October 28, 2023 compared to last year’s year-to-date period ended October 29, 2022:

	Thirty-Nine Weeks Ended
	October 28, 2023	October 29, 2022
	(in millions) (1)
Net cash provided by operating activities	$36	$84
Net cash used in investing activities	(35)	(42)
Net cash used in financing activities	(52)	(39)
Net (decrease) increase in cash and cash equivalents	$(51)	$3

(1) Values may not foot due to rounding.
Operating Activities
Net cash provided by operating activities for the year-to-date period of fiscal 2023 was $35.5 million compared to $83.6 million in last year’s the year-to-date period. The change in net cash provided by operating activities primarily reflects a reduction in income tax liabilities, increase in inventories, lower incentive compensation accrual, and the timing of pre-paid expenses, which includes an increase in cloud software spend net of amortization.
Investing Activities
Net cash used in investing activities for the year-to-date period of fiscal 2023 was $35.4 million compared to $41.7 million in last year’s year-to-date period, reflecting a net $23.3 million decrease in investments made in marketable securities and a $14.3 million increase in capital spending in comparison to the prior year.
Financing Activities
Net cash used in financing activities for the year-to-date period of fiscal 2023 was $51.5 million compared to $39.3 million used in last year’s year-to-date period. The change in net cash used in financing activities primarily reflects approximately $19.8 million in share repurchases, partially offset by the $5.0 million decrease in payments made on borrowings and $1.8 million less in payments of tax withholding related to the vesting of share-based awards.
Credit Facility
On February 2, 2022, the Company and certain material domestic subsidiaries entered into Amendment No. 2 (“Amendment”) to its credit agreement (as amended, “Credit Agreement”) originally entered into on August 2, 2018 and amended October 30, 2020, by and among the Company, certain material domestic subsidiaries as co-borrowers and guarantors, Wells Fargo Bank, National Association (“Wells Fargo Bank”), as Agent, letter of credit issuer and swing line lender, and certain lenders party thereto. Our obligations under the Credit Agreement are guaranteed by the guarantors and are secured by a first-priority lien on certain assets of the Company and certain material domestic subsidiaries, including inventory, accounts receivable, cash deposits, certain insurance proceeds, real estate, fixtures, and certain intellectual property. The Credit Agreement provides for a five-year Asset-Based Lending senior secured revolving loan (“ABL”) and letter of credit facility of up to $285.0 million, maturing February 2, 2027. The interest rate applicable to Term Secured Overnight Financing Rate (“SOFR”) loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million first-in last-out (“FILO”) loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points.
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
As of October 28, 2023, $24.0 million in net borrowings were outstanding under the Credit Agreement. Availability under the Credit Agreement is determined based upon a monthly borrowing base calculation, which includes eligible credit card receivables, real estate, and inventory, less outstanding borrowings, letters of credit, and certain designated reserves. As of October 28, 2023, the available additional borrowing capacity under the Credit Agreement was approximately $265.1 million, inclusive of the current loan cap of $30.0 million.
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

We closed net 13 underperforming locations during the thirty-nine weeks ended October 28, 2023, ending the third quarter with 1,256 boutiques. This year, the Company has upgraded approximately 60 Chico’s boutiques. With respect to Soma, we have opened two of the three stores planned for this year.
As of October 28, 2023, the Company’s franchise operations consisted of 58 international retail locations in Mexico and two domestic airport locations.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q”) may contain statements concerning our current expectations, assumptions, plans, estimates, judgments, and projections about our business and our industry, and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In most cases, words or phrases such as “aim,” “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “target,” “may,” “will,” “plans,” “path,” “outlook,” “project,” “should,” “strategy,” “potential,” “confident,” “assumptions,” and similar expressions identify forward-looking statements. These forward-looking statements are based largely on information currently available to our management and are subject to various risks and uncertainties that could cause actual results to differ materially from historical results or those expressed or implied by such forward-looking statements. Although we believe our expectations are based on reasonable estimates and assumptions, our expectations are not guarantees of performance. There is no assurance that our expectations will occur or that our estimates or assumptions will be correct, and we caution investors and all others not to place undue reliance on such forward-looking statements. Factors that could cause actual results to differ include, but are not limited to, those factors described in our Definitive Merger Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on November 29, 2023; in Item 1A, “Risk Factors” in our most recent Annual Report on Form 10-K; and, from time to time, in Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q, and the following:
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
•market disruptions, including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, adverse developments affecting the financial services industry, political and social crises, war and other military conflicts (such as the war in Ukraine and the Israel-Hamas war) or other major events, or the prospect of these events (including their impact on consumer spending, inflation, and the global supply chain);
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
•our ability to maintain cost-saving discipline; our ability to generate sufficient cash flow;
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
•our ability to comply with the terms of our credit agreement, including the restrictive provisions limiting our flexibility in operating our business and in obtaining additional credit on commercially reasonable terms;
•the completion of the pending acquisition by Sycamore Partners (“Merger”) – pursuant to the Agreement and Plan of Merger, dated September 27, 2023, by and among Daphne Parent LLC, Daphne Merger Sub, Inc., and the Company (“Merger Agreement”), which is filed as Exhibit 2.1 to this Form 10-Q – on the anticipated terms and timing, or at all;
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances requiring the Company to pay a termination fee;
•potential litigation relating to the Merger that could be instituted against the Company or its directors or officers, including the effects of any outcomes related thereto;
•the risk that disruptions from the Merger will harm the Company’s business, including current plans and operations;
•the ability of the Company to retain and hire key personnel during the pendency of the Merger;
•the diversion of management’s time and attention from ordinary course business operations to completion of the Merger;
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger;
•potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger; and
•certain restrictions during the pendency of the Merger that may impact the Company’s ability to pursue certain business opportunities or strategic transactions.
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
The market risk of our financial instruments as of October 28, 2023 has not materially changed since January 28, 2023. We are exposed to market risk from changes in interest rates on any future indebtedness and our marketable securities and also from foreign currency exchange rate fluctuations.
Our exposure to interest rate risk relates in part to our Credit Agreement with Wells Fargo Bank, which is further discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Item 1, Note 9 to the accompanying unaudited condensed consolidated financial statements included in this Form 10-Q. The interest rate applicable to Term SOFR loans drawn under the ABL is equal to Term SOFR plus 1.60% (subject to a further decrease to Term SOFR plus 1.35% or an increase to Term SOFR plus 1.85% based upon average quarterly excess availability under the ABL). The Credit Agreement also provides for a $15.0 million FILO loan. The interest rate applicable to the FILO is equal to Term SOFR plus 3.60% (subject to a further decrease to Term SOFR plus 3.35% or an increase to Term SOFR plus 3.85% based on average quarterly excess availability under the FILO). However, for any ABL or FILO with a SOFR interest rate period of six months, the interest rate applicable to the ABL and FILO is increased by 30 basis points. As of October 28, 2023, $24 million in borrowings was outstanding under the Credit Agreement and is reflected as long-term debt in the accompanying unaudited condensed consolidated balance sheet. An increase in market interest rates of 100 basis points would increase interest expense in the amount of approximately $0.8 million over the remaining term of the loan.
Our investment portfolio is maintained in accordance with our investment policy, which identifies allowable investments, specifies credit quality standards, and limits the credit exposure of any single issuer. Our investment portfolio consists of cash equivalents and marketable securities, which includes U.S. government agencies, corporate bonds and commercial paper. The marketable securities portfolio as of October 28, 2023 consisted of $22.2 million of securities with maturity dates within one year or less and $2.5 million with maturity dates over one year. We consider all securities available-for-sale, including those with maturity dates beyond 12 months, and therefore classified these securities, as applicable, as short-term investments within current assets on the consolidated balance sheets, as they are available to support current operational liquidity needs.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
Information regarding legal proceedings is incorporated by reference from Note 12 to our unaudited condensed consolidated financial statements included in this Form 10-Q under the heading “Commitments and Contingencies.”

ITEM 1A.	RISK FACTORS
In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2022 Annual Report on Form 10-K and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2023 should be considered, as they could materially affect our business, financial condition, or future results. Except as presented below, there have been no material changes with respect to the risks described in our 2022 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the quarterly period ended July 29, 2023, and as described in our Preliminary Proxy Statement, filed with the SEC on Schedule 14A on November 16, 2023, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial, also may adversely affect our business, financial condition, or results from operations.

Risk	Description

1. The pendency of the Merger could have a material adverse effect on our business, consolidated financial condition or results of operations, or the market price of our common stock.
On September 27, 2023, the Company entered into the Merger Agreement. During the period between the date of the signing of the Merger Agreement and the closing of the Merger, our business has been and is exposed to certain inherent risks due to the effect of the announcement and the pendency of the Merger, including the following:
• difficulties maintaining relationships with customers and business partners, who may defer decisions about working with us, move to our competitors, or seek to delay or change existing business relationships with us;
• uncertainties caused by negative sentiment in the marketplace with respect to the Merger, which could adversely impact investor confidence in our business;
• our inability to retain and hire key personnel during the pendency of the Merger, as our personnel may experience uncertainty about their future roles following the Merger;
• diversion of our management’s time and attention, as well as distraction of our key personnel, from the Company’s ordinary course of business operations;
• the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances requiring the Company to pay a termination fee; and
• our inability to solicit other acquisition proposals, pursue alternative business opportunities, make strategic changes to our business, and other restrictions on our ability to conduct our business pursuant to the Merger Agreement.

 2. The Merger may not be completed within the expected timeframe, or at all, and any significant delay or the failure to complete the Merger could adversely affect our business, consolidated financial condition or results of operations, or the market price of our common stock.

There can be no assurance that the Merger will be completed within the intended timeframe, or at all. If the Merger is not completed within the intended timeframe or at all, or if the Merger is significantly delayed, we may be subject to a number of material risks, including the following:
• to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the market price may be negatively impacted because of a failure to complete the Merger within the expected timeframe, or at all;
• we could be subject to litigation related to any failure to complete the Merger;
• we have incurred, and expect to continue incurring, significant costs, expenses, and fees for professional services and other Merger-related costs, for which we may receive little or no benefit if the Merger is not completed, and many of these fees and costs will be payable by us even if the Merger is not completed; and
• a significant delay in completing the Merger or the failure to complete the Merger may result in negative publicity, which, in turn, could negatively affect our relationships with business partners and could impact investor and consumer confidence in our business.
The occurrence of any of these events individually or in combination could materially adversely affect our business, consolidated financial condition or results of operations, or the market price of our common stock.

3. Shareholder litigation could prevent or delay the closing of the Merger or otherwise negatively impact our business, consolidated financial condition or results of operations, or the market price of our common stock.

We may incur additional costs in connection with the defense or settlement of any future shareholder litigation related to the pending Merger. Such litigation may adversely affect our ability to complete the Merger. We could incur significant costs in connection with any such litigation, including costs associated with the indemnification of obligations to our directors, which could adversely affect our business, consolidated financial condition or results of operations, or the market price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table sets forth information concerning our purchases of common stock for the periods indicated (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Publicly Announced Plans
July 30, 2023 - August 26, 2023	100,420	$5.37	—	$100,000
August 27, 2023 - September 30, 2023	5,845	5.04	—	100,000
October 1, 2023 - October 28, 2023	14,697	7.49	—	100,000
Total	120,962	5.61	—

(a) Total number of shares purchased consists of 120,962 shares of restricted stock repurchased in connection with employee tax withholding obligations under employee compensation plans, which are not purchases under any publicly announced plan.
(b) In June 2023, the Company authorized a new share repurchase program (“New Share Repurchase Program”) of up to $100 million of the Company’s common stock and cancelled the remaining $35.4 million available under the Prior Share Repurchase Program. There was $100 million remaining under the New Share Repurchase Program as of October 28, 2023. The New Share Repurchase Program has no specific termination date and will expire when the Company has repurchased all securities authorized for repurchase thereunder, unless terminated earlier by the Board. The Company has no obligation to repurchase shares under this authorization, and the timing, actual number, and purchase price of any shares purchased under the New Share Repurchase Program will depend on a variety of factors, including, but not limited to, the pending Merger, the market price of the Company’s common stock, general business and market conditions, other investment opportunities, and applicable legal and regulatory requirements.

ITEM 5.	OTHER INFORMATION
During the three months ended October 28, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

ITEM 6.	EXHIBITS
(a)The following documents are filed as exhibits to this Form 10-Q:

Exhibit 2.1
Agreement and Plan of Merger, dated as of September 27, 2023, by and among Daphne Parent LLC, Daphne Merger Sub, Inc. and Chico’s FAS, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, as filed with the SEC on September 28, 2023)

Exhibit 10.1	First Amendment to Chico’s FAS, Inc. - 2021 Employee Stock Purchase Plan, effective September 27, 2023

Exhibit 10.2	Indemnification Agreement with Wendy Hufford, dated as of July 26, 2023

Exhibit 31.1	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

Exhibit 31.2	Chico’s FAS, Inc. and Subsidiaries Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended October 28, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Statements of Income; (ii) Condensed Consolidated Statements of Comprehensive Income; (iii) Condensed Consolidated Balance Sheets; (iv) Condensed Consolidated Statements of Shareholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

Exhibit 104	The cover page from the Company’s Quarterly Report on Form 10-Q for the Quarter Ended October 28, 2023, formatted in Inline XBRL (included within Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHICO'S FAS, INC.

Date:	November 30, 2023	By:	/s/ Molly Langenstein
Molly Langenstein
Chief Executive Officer, President and Director

Date:	November 30, 2023	By:	/s/ David M. Oliver
David M. Oliver
Executive Vice President – Chief Financial Officer and Chief Accounting Officer